Form 10-Q
period 2012-10-27
Restoration Hardware Holdings Inc
filed 2012-12-17
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-35720

RESTORATION HARDWARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3052669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Koch Road, Suite J Corte Madera, CA	94925
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 924-1005

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 14, 2012 37,927,012 shares of registrant’s common stock were outstanding, which excludes 929,239 unvested restricted shares.

RESTORATION HARDWARE HOLDINGS, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Restoration Hardware Holdings, Inc.
	Balance Sheets (Unaudited) as of October 27, 2012, and January 28, 2012	2
	Notes to Balance Sheets (Unaudited)	3
	Restoration Hardware, Inc.
	Condensed Consolidated Balance Sheets (Unaudited) as of October 27, 2012, and January 28, 2012	5
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 27, 2012, and October 29, 2011	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended October 27, 2012, and October 29, 2011	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 27, 2012, and October 29, 2011	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
Signatures

PART I

Item 1. Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 27, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1	$1

Total assets	$1	$1

LIABILITIES AND STOCKHOLDER’S EQUITY
Commitments and contingencies	$—	$—
Stockholder’s equity:
Common stock, zero par value, 1,000 shares authorized, 1,000 shares issued and outstanding as of both October 27, 2012, and January 28, 2012	—	—
Additional paid-in capital	1	1

Total liabilities and stockholder’s equity	$1	$1

The accompanying notes are an integral part of these unaudited Balance Sheets.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO BALANCE SHEETS

(Unaudited)

NOTE 1—THE COMPANY

Restoration Hardware Holdings, Inc. (the “Company”), a Delaware corporation, was formed on August 18, 2011 and capitalized on September 2, 2011 as a holding company for the purposes of facilitating an initial public offering of common equity.

On November 7, 2012, the Company completed its initial public offering of common stock in which the Company sold and issued 4,782,609 shares of common stock (see Note 3). In connection with its initial public offering, the Company acquired all of the outstanding shares of capital stock of Restoration Hardware, Inc., a Delaware corporation, and Restoration Hardware, Inc. became a direct, wholly owned subsidiary of the Company. Outstanding units issued by Home Holdings, LLC, a Delaware limited liability company (“Home Holdings”), under Home Holdings’ equity compensation plan, referred to as the Team Resto Ownership Plan, were exchanged for common stock of the Company at the time of its initial public offering. Restoration Hardware, Inc. was a direct, wholly owned subsidiary of Home Holdings prior to the Company’s initial public offering. These transactions are referred to as the “Reorganization.” The balance sheets do not include the effects of the initial public offering as it was completed subsequent to October 27, 2012.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheets and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

NOTE 3—SUBSEQUENT EVENTS

No material subsequent events have occurred subsequent to October 27, 2012 that require recognition or disclosure in these balance sheets, except the following:

Initial Public Offering

On November 7, 2012, the Company completed its initial public offering of common stock in which the Company issued and sold 4,782,609 shares of its common stock at a price to the public of $24.00 per share. In addition, certain of the Company’s stockholders sold an aggregate of 381,723 shares of common stock in the initial public offering and an additional aggregate of 774,650 shares of common stock pursuant to the exercise by the underwriters of their over-allotment option. Neither Restoration Hardware, Inc. nor the Company received any proceeds from the sale of stock by the Company’s stockholders. As a result of the initial public offering, the Company raised a total of $114.8 million in gross proceeds, or approximately $106.7 million in net proceeds after deducting underwriting discounts and commissions of $8.1 million.

At October 27, 2012, Restoration Hardware, Inc. had capitalized $9.1 million of offering costs associated with the Company’s initial public offering. Following the closing of the Company’s initial public offering, these offering costs, in addition to any offering costs incurred subsequent to October 27, 2012, will be reclassified to additional paid-in capital and offset against the initial public offering proceeds.

2012 Equity Replacement Plan

In connection with the Reorganization, the Board of Directors adopted the Restoration Hardware 2012 Equity Replacement Plan (the “Replacement Plan”), and outstanding units under the Team Resto Ownership Plan were replaced with vested shares of common stock under the Replacement Plan, in some cases subject to selling restrictions.

A portion of the shares issued under the Replacement Plan are subject to resale restrictions whereby the holder may not sell the shares until the earlier of 20 years after the initial public offering, or: (i) with respect to 818,209 of these shares, such resale restrictions will lapse over time in accordance with the dates set forth in the applicable award agreement, and (ii) with respect to 1,523,041 of these shares, such resale restrictions will lapse on the date after the initial public offering on which the price of the Company’s common stock reaches a 10-day average closing price per share of $46.50 for at least 10 consecutive trading days.

The Company will record a non-cash compensation charge at the Reorganization of approximately $40 million related to the awards granted under the Replacement Plan.

A portion of the shares issued under the Replacement Plan are unvested restricted shares issued to Carlos Alberini, the Company’s Chief Executive Officer, and Gary Friedman, who serves as the Company’s Creator and Curator on an advisory basis, in replacement of certain of their performance-based units granted under the Team Resto Ownership Plan. With respect to the 1,331,548 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units, such shares begin to vest during the 36-month period following the initial public offering when the price of the Company’s common stock reaches a 10-day average closing price per share of $31.00 for at least 10 consecutive trading days, and such shares shall fully vest when the price of the Company’s common stock reaches a 10-day average closing price per share of $46.50 for at least 10 consecutive trading days (with proportional vesting in between). In addition, with respect to the 512,580 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units, such shares shall begin to vest during the 36-month period following the initial public offering when the 10-day average closing price of the Company’s common stock exceeds the initial public offering price of $24.00 per share for at least 10 consecutive trading days, and such shares shall fully vest when the 10-day average closing price of the Company’s common stock reaches a price per share of $31.00 for at least 10 consecutive trading days (with proportional vesting in between) during the period.

In connection with Mr. Friedman’s resignation and new advisory role as the Creator and Curator, 1,185,511 shares of unvested stock he received in replacement of certain performance-based units will be marked to market every period until the required vesting criteria are met, resulting in additional stock based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”).

Subsequent to October 27, 2012, 512,580 shares received by Mr. Alberini and Mr. Friedman in replacement of their performance-based units met the performance objective of $31.00 per share for at least 10 consecutive trading days. The Company will record a non-cash compensation charge of approximately $13 million related to these awards in the fourth quarter of 2012. As of December 10, 2012, 325,670 shares of the 1,331,548 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units had vested in accordance with the performance objective as described above. The Company will record a non-cash compensation charge of approximately $8 million related to these awards in the fourth quarter of 2012. Additionally, the unvested portion will continue to vest based upon stock price performance in future periods as described above.

Aside from the awards of stock in exchange for Team Resto Ownership Plan units, no other awards will be granted under the Replacement Plan.

2012 Stock Option Plan and 2012 Stock Incentive Plan

In connection with the Reorganization, the Board of Directors adopted the Restoration Hardware 2012 Stock Option Plan (the “Option Plan”), pursuant to which 6,829,041 fully vested options were granted in connection with the Reorganization to certain of the Company’s employees and advisors, including Mr. Alberini and Mr. Friedman. The options granted under this plan were fully vested upon the completion of the initial public offering and are subject to resale restrictions whereby the holder may not sell the shares for a period of 20 years after the initial public offering, except as follows: (i) with respect to 875,389 of these shares with an exercise price of $29.00 per share, such resale restrictions will lapse over time in accordance with the dates set forth in the applicable award agreement, and (ii) with respect to 5,953,652 shares with an exercise price of $46.50 per share, such resale restrictions will lapse on dates after the initial public offering on which the 10-day average closing price per share of the Company’s common stock reaches specified levels ranging from $50.75 to $111.25 for at least 10 consecutive trading days during the period. Aside from these options granted in connection with the Reorganization, no other awards will be granted under the Option Plan.

In connection with the Reorganization, the Board of Directors adopted the Restoration Hardware 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options to the Company’s employees, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and any combination thereof to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees, directors and consultants. Upon completion of the Reorganization, the Board of Directors granted options to purchase 1,264,036 shares of the Issuer’s common stock to employees of the Company under the 2012 Plan, which options were fully vested upon the completion of the initial public offering, with a weighted-average exercise price equal to $26.50 per share.

In connection with the grants under the Option Plan and the 2012 Plan, the Company will record a non-cash compensation charge at the Reorganization of approximately $53 million related to these awards.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 27, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,568	$8,511
Accounts receivable—net	19,045	11,759
Merchandise inventories	333,825	245,876
Prepaid expense and other current assets	91,907	56,731

Total current assets	460,345	322,877
Property and equipment—net	93,663	83,558
Goodwill	122,604	122,595
Trademarks and domain name	47,410	47,100
Other intangible assets—net	3,495	5,426
Other assets	14,715	5,253

Total assets	$742,232	$586,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$156,382	$105,694
Deferred revenue and customer deposits	41,948	25,419
Other current liabilities	31,255	30,861

Total current liabilities	229,585	161,974
Revolving line of credit	172,696	107,502
Term loan	14,833	14,798
Deferred rent and lease incentives	30,037	19,851
Deferred tax liabilities	21,893	22,153
Other long-term obligations	5,950	10,069

Total liabilities	474,994	336,347

Commitments and contingencies (See Note 12 to the unaudited condensed consolidated financial statements)	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of both October 27, 2012, and January 28, 2012	—	—
Additional paid-in capital	293,112	292,010
Accumulated other comprehensive income	1,251	1,150
Accumulated deficit	(27,125)	(42,698)

Total stockholders’ equity	267,238	250,462

Total liabilities and stockholders’ equity	$742,232	$586,809

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net revenues	$284,171	$232,459	$794,991	$652,842
Cost of goods sold	182,291	148,066	503,716	414,019

Gross profit	101,880	84,393	291,275	238,823
Selling, general and administrative expenses	99,886	88,496	271,716	238,891

Income (loss) from operations	1,994	(4,103)	19,559	(68)
Interest expense	(1,544)	(1,598)	(4,598)	(3,486)

Income (loss) before income taxes	450	(5,701)	14,961	(3,554)
Income tax benefit	(1,235)	(871)	(612)	(88)

Net income (loss)	$1,685	$(4,830)	$15,573	$(3,466)

Shares used in computing basic and diluted net income (loss) per share	100	100	100	100
Basic and diluted net income (loss) per share	$16,850	$(48,300)	$155,730	$(34,660)
Pro forma shares used in computing basic and diluted net income per share	32,188,891		32,188,891
Pro forma basic and diluted net income per share	$0.05		$0.48

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income (loss)	$1,685	$(4,830)	$15,573	$(3,466)
Foreign currency translation adjustment—net of tax	66	(98)	101	212

Total comprehensive income (loss)	$1,751	$(4,928)	$15,674	$(3,254)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,573	$(3,466)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,485	22,356
Loss on disposal of property and equipment	—	674
Stock-based compensation expense	1,102	1,213
Non-cash compensation—executive loan	—	6,350
Deferred income taxes	(260)	—
Amortization of financing fees	472	406
Change in assets and liabilities:
Accounts receivable	(7,287)	(8,018)
Merchandise inventories	(87,933)	(73,089)
Prepaid expense and other current assets	(35,170)	(32,870)
Other assets	(732)	(528)
Accounts payable and accrued expenses	48,504	20,433
Deferred revenue and customer deposits	16,529	11,369
Other current liabilities	1,157	6,493
Deferred rent and lease incentives	10,171	197
Other long-term obligations	(1,629)	156

Net cash used in operating activities	(20,018)	(48,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,631)	(19,837)
Purchase of domain name	(310)	—

Net cash used in investing activities	(25,941)	(19,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under line of credit	910,551	759,575
Gross repayments under line of credit	(845,357)	(689,354)
Debt issuance costs	—	(2,516)
Payments on capital leases	(3,088)	(3,073)
Capitalized initial public offering costs	(9,118)	—

Net cash provided by financing activities	52,988	64,632

Effects of foreign currency exchange rate translation	28	124

Net increase (decrease) in cash and cash equivalents	7,057	(3,405)
Cash and cash equivalents
Beginning of period	8,511	13,364

End of period	$15,568	$9,959

Non-cash transactions:
Property and equipment acquired under capital lease	$—	$7,770
Property and equipment additions in accounts payable	$2,182	$189

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Restoration Hardware Holdings, Inc., a Delaware corporation (the “Issuer”), together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor, garden, and baby and child products. These products are sold through the Company’s stores, catalogs and websites. As of October 27, 2012, the Company operated a total of 73 retail stores and 12 outlet stores in 29 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

On June 16, 2008, the Company completed a merger with a wholly owned subsidiary (“Merger Sub”) of Home Holdings, LLC (“Home Holdings”), a Delaware limited liability company, pursuant to which Merger Sub merged with and into the Company and the Company became a direct wholly owned subsidiary of Home Holdings (the “Acquisition”). Home Holdings is controlled by investment funds affiliated with Catterton Management Company, LLC (“Catterton”), Tower Three Partners LLC (“Tower Three”) and GJK Capital Advisors, LLC (“Glenhill”).

The Issuer was incorporated as a Delaware corporation on August 18, 2011, for the purpose of facilitating an initial public offering of common equity and acquiring all of the stock of the Company. On November 7, 2012, the Issuer completed an initial public offering and, in connection therewith, acquired all of the outstanding shares of capital stock of the Company on November 1, 2012 (see Note 15). Outstanding units under Home Holdings’ equity compensation plan, referred to as the Team Resto Ownership Plan, were exchanged for common stock of the Issuer at the time of its initial public offering. These transactions are referred to as the “Reorganization.” In connection with the Reorganization, the Company became a wholly owned subsidiary of the Issuer. The condensed consolidated financial statements, including share and per share amounts, do not include the effects of the Reorganization as it was completed subsequent to October 27, 2012.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to fairly state the Company’s financial position as of October 27, 2012, and the results of operations and changes of cash flows for the three and nine months ended October 27, 2012, and October 29, 2011, which each consist of thirteen and thirty-nine week periods, respectively.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Issuer’s final prospectus filed with the Securities and Exchange Commission on November 5, 2012.

The Company’s accounting policies are described in Note 4 to its audited consolidated financial statements for the fiscal year ended January 28, 2012 (“fiscal 2011”). Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The Company’s current fiscal year ends on February 2, 2013 (“fiscal 2012”).

The results of operations for the three and nine months ended October 27, 2012, presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2—CHANGE IN ACCOUNTING PRINCIPLE—STOCK-BASED COMPENSATION

In the third quarter of 2012, the Company changed its policy for recognizing stock-based compensation expense from the graded method of accounting to the straight-line method of accounting for its time-based units (or service-only awards). The Company previously disclosed this change in accounting policy and retrospectively restated its consolidated financial statements for such change in its audited consolidated financial statements for the fiscal year ended January 28, 2012 and unaudited condensed consolidated financial statements for the six months ended July 28, 2012, which are included in the Issuer’s final prospectus filed with the Securities and Exchange Commission on November 5, 2012.

Based on research and analysis, the Company believes the straight-line method of accounting for stock-based compensation expense for service-only awards is the predominant method used in its industry. In order for the Company’s results of operations to be comparable to its peers, it has concluded that the straight-line method of accounting for stock-based compensation is a preferable accounting method in accordance with ASC 250-10-45.

The following table presents the unaudited comparative effect of the change in accounting method and its impact on key components of the Company’s condensed consolidated statements of operations (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2011		October 29, 2011
	Graded Method	Straight- Line Method	Graded Method	Straight- Line Method
Net revenues	$232,459	$232,459	$652,842	$652,842
Cost of goods sold	148,066	148,066	414,019	414,019

Gross profit	84,393	84,393	238,823	238,823
Selling, general and administrative expense	88,523	88,496	239,142	238,891

Loss from operations	(4,130)	(4,103)	(319)	(68)
Interest expense	(1,598)	(1,598)	(3,486)	(3,486)

Loss before income taxes	(5,728)	(5,701)	(3,805)	(3,554)
Income tax benefit	(871)	(871)	(88)	(88)

Net loss	$(4,857)	$(4,830)	$(3,717)	$(3,466)

Shares used in computing basic and diluted net loss per share	100	100	100	100
Basic and diluted net loss per share	$(48,570)	$(48,300)	$(37,170)	$(34,660)

The following table presents the unaudited comparative effect of the change in accounting method and its impact on key components of the Company’s condensed consolidated balance sheets (in thousands):

	January 28, 2012
	As Reported	As Revised
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of January 28, 2012	$—	$—
Additional paid-in capital	293,280	292,010
Accumulated other comprehensive income	1,150	1,150
Accumulated deficit	(43,968)	(42,698)

Total stockholders’ equity	$250,462	$250,462

The change did not impact cash flows from total operating, investing or financing activities.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that revises the requirements around how entities test indefinite-lived intangible assets other than goodwill for impairment. Similar to the guidance issued in September 2011 related to the testing of goodwill for impairment, this guidance allows companies to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The Company will adopt this guidance effective for its fiscal 2012 annual indefinite-lived intangible assets impairment test, which will be performed in its fourth quarter. The adoption of this guidance will result in a change in how the Company performs its indefinite-lived intangible assets impairment assessment; however, the Company does not expect it to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. In December 2011, the FASB issued guidance which defers certain requirements set forth in June 2011. These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. Both sets of guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The Company adopted this guidance on January 29, 2012 and such adoption resulted in a change in how the Company presents the components of comprehensive income, which was previously presented within its consolidated statements of stockholders’ equity.

In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. The guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company adopted this guidance on January 29, 2012 and adoption did not have a material impact on its condensed consolidated financial statement footnote disclosures.

NOTE 4—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	October 27, 2012	January 28, 2012
Prepaid catalog	$59,410	$28,608
Vendor deposits	16,083	9,399
Prepaid expenses	9,744	8,923
Deferred tax assets	4,161	4,161
Other current assets	2,509	5,640

Total prepaid expense and other current assets	$91,907	$56,731

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of October 27, 2012 (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value		Useful Life
Intangible assets subject to amortization:
Core technologies	$6,580	$(5,812)	$—	$768		5 years
Fair value of leases
Fair market write-up	11,988	(9,309)	48	2,727		(2)
Fair market write-down	(2,591)	1,706	—	(885	)(1)	(2)

Total intangible assets subject to amortization	15,977	(13,415)	48	2,610
Intangible assets not subject to amortization:
Goodwill	122,285	—	319	122,604
Trademarks and domain name	47,410	—	—	47,410

Total intangible assets	$185,672	$(13,415)	$367	$172,624

(1)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.
(2)	The fair value of each lease is amortized over the life of the respective lease. The longest lease for which a fair value adjustment was recorded has a termination date in January 2019.

The following sets forth the goodwill and intangible assets as of January 28, 2012 (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value		Useful Life
Intangible assets subject to amortization:
Core technologies	$6,580	$(4,825)	$—	$1,755		5 years
Fair value of leases
Fair market write-up	11,988	(8,365)	48	3,671		(2)
Fair market write-down	(2,591)	1,448	—	(1,143	)(1)	(2)

Total intangible assets subject to amortization	15,977	(11,742)	48	4,283
Intangible assets not subject to amortization:
Goodwill	122,285	—	310	122,595
Trademarks	47,100	—	—	47,100

Total intangible assets	$185,362	$(11,742)	$358	$173,978

(1)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.
(2)	The fair value of each lease is amortized over the life of the respective lease. The longest lease for which a fair value adjustment was recorded has a termination date in January 2019.

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	October 27, 2012	January 28, 2012
Accounts payable	$80,360	$47,440
Accrued compensation	14,505	21,168
Accrued freight	10,764	8,896
Accrued occupancy	7,308	6,203
Accrued catalog costs	23,469	7,176
Accrued sales taxes	10,471	8,472
Accrued professional fees	6,885	2,494
Other accrued expenses	2,620	3,845

Total accounts payable and accrued expenses	$156,382	$105,694

Accounts payable included negative cash balances due to outstanding checks of $14.0 million and $12.4 million as of October 27, 2012, and January 28, 2012, respectively.

NOTE 7—LINE OF CREDIT AND TERM LOAN

As of October 27, 2012, $172.7 million was outstanding under the revolving line of credit and the outstanding principal amount of the term loan was $14.8 million, net of $0.2 million of unamortized debt issuance costs. As of October 27, 2012, the Company’s undrawn borrowing availability under the revolving line of credit was $122.7 million. There were $22.8 million and $6.9 million in outstanding letters of credit as of October 27, 2012, and January 28, 2012, respectively.

Borrowings under the revolving line of credit are subject to interest, at borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, in the case of Canadian borrowings denominated in Canadian dollars or the U.S. Index Rate or LIBOR for Canadian borrowings denominated in U.S. dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.5% as of October 27, 2012. The term loan bears interest at a rate of LIBOR plus 5.0%, and the interest rate for the term loan was 5.2% as of October 27, 2012.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of October 27, 2012, the Company was in compliance with all covenants contained in the credit agreement.

NOTE 8—INCOME TAXES

The effective tax rate was (274.4)% and (15.3)% in the three months ended October 27, 2012 and October 29, 2011, respectively. The effective tax rate was (4.1)% and (2.5)% in the nine months ended October 27, 2012 and October 29, 2011, respectively. The decrease in the effective tax rate for both the three and nine months ended October 27, 2012 was primarily due to a net favorable impact related to the conclusion of the Canada Revenue Agency audit examination of Restoration Hardware Canada, Inc. for the years ended 2006 and 2007 and for the period ended June 16, 2008, as well as the Company’s ability to utilize California net operating losses to fully offset California tax.

As of October 27, 2012, and January 28, 2012, $1.7 million and $2.5 million, respectively, of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other long-term obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of October 27, 2012, $0.3 million of the exposures related to unrecognized tax benefits are expected to decrease in the next 12 months due to the lapse of the statute of limitations.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax asset accounts were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company has accrued $0.4 million and $1.3 million of interest associated with exposures as of October 27, 2012, and January 28, 2012, respectively.

The Company has recorded deferred tax assets and liabilities based upon estimates of their realizable value, such estimates are based upon likely future tax consequences. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, the Company records a valuation allowance.

Due to the historical losses incurred, the Company has recorded a full valuation allowance against the U.S. net deferred tax assets, excluding deferred tax liabilities related to indefinite lived intangibles, as well as against the net deferred tax assets of Shanghai. It is likely that the Company will report taxable income in fiscal year 2012. As a result, these deferred tax assets would be available to offset future income taxes. The valuation allowance against our deferred tax asset is approximately $58 million.

NOTE 9—PRO FORMA NET INCOME PER SHARE

Pro forma net income per share for the three and nine months ended October 27, 2012 has been computed to give effect to the Reorganization as if such event had been completed as of the beginning of the respective periods and the common stock resulting therefrom was outstanding for the respective periods. The pro forma net income per share calculation excludes the 4,782,609 shares of common stock issued by the Issuer in connection with its initial public offering.

Unvested stock is excluded from the calculation of weighted average common shares for basic earnings per share.

NOTE 10—STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with applicable guidance, which requires the Company to estimate the value of securities issued based upon an option-pricing model and recognize this estimated value as compensation expense over the vesting periods.

In connection with the Acquisition, Home Holdings established the Team Resto Ownership Plan in fiscal 2009. Awards under the Team Resto Ownership Plan were granted by Home Holdings and were made up of the following:

•	Time-based units—time-based units vesting in annual installments, generally over a five-year graded vesting period.

•

Performance-based units—performance-based units vesting based on a return on equity investment to the Company’s investors between either two times and three times such investment or three times and five times such investment.

All stock-based compensation expense associated with the grants of units by Home Holdings to the Company’s directors, executive officers and employees is recorded by the Company.

On November 7, 2012, the Issuer completed its initial public offering and at the time of the initial public offering, outstanding units under the Team Resto Ownership Plan, were exchanged for common stock of the Issuer (see Note 15).

Time-Based Units

As of October 27, 2012, 10,001,970 time-based units were outstanding, including both vested and unvested, with a weighted average grant date fair value of $0.67 and a remaining weighted average expected life of 6.65 years. As of October 27, 2012, 5,852,566 time-based units were vested with a weighted average grant date fair value of $0.59 and a remaining weighted average expected life of 6.76 years.

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense for time-based units of $0.4 million and $0.3 million in the three months ended October 27, 2012, and October 29, 2011, respectively. The Company recorded stock-based compensation expense for time-based units of $1.1 million and $1.2 million in the nine months ended October 27, 2012, and October 29, 2011, respectively.

Performance-Based Units

As of October 27, 2012, 9,076,775 performance-based units were outstanding, all of which were unvested, with a weighted average grant date fair value of $0.28.

The Company recognizes expense associated with the units when it becomes probable that the performance condition will be met. Once it becomes probable that a participant will vest, the Company recognizes compensation expense equal to the number of shares which have vested multiplied by the fair value of the related shares measured at the grant date. As of October 27, 2012, no performance-based awards were considered to have vested and, as such, no expense was recorded in the three and nine months ended October 27, 2012 or October 29, 2011. As of October 27, 2012, the total unrecognized compensation expense related to non-vested performance-based units was $2.5 million.

NOTE 11—RELATED PARTY TRANSACTIONS

The Company’s former Chairman and Co-Chief Executive Officer, Gary Friedman, resigned from these positions and as a director of the Company effective as of October 20, 2012. In connection with such resignation, Mr. Friedman and the Company entered into an advisory services agreement that provides for Mr. Friedman to advise the Company in his role as the Creator and Curator with respect to product development, merchandising and other creative matters. The agreement has a five-year term and is renewable for an additional five-year period. In addition, in connection with the Issuer’s initial public offering, Home Holdings has agreed to invest $5 million, consisting of $2.5 million in an initial tranche and up to $2.5 million in one or more additional tranches, directly or indirectly, in Hierarchy, LLC (“Hierarchy”), a newly formed entity in which Mr. Friedman has a controlling interest. If requested by Home Holdings and agreed to by the Issuer, the Issuer may make these subsequent investments. The Issuer will have the right to acquire all or a portion of Home Holdings’ interest in Hierarchy between the second and third anniversaries of the Issuer’s initial public offering, at the greater of the then fair market value and the price paid by Home Holdings. As of October 27, 2012, the initial investment tranche of $2.5 million had not been funded by Home Holdings.

In addition, Home Holdings has assigned to the Issuer its right of first offer and co-sale right over the sale by Mr. Friedman of his interests in Hierarchy, its right of first offer over the sale of Hierarchy or any of its lines of business and its preemptive rights on issuances of additional interests in Hierarchy. The Company expects to enter into an agreement with Hierarchy pursuant to which it will provide Hierarchy with back office, logistics, supply chain and administrative support, with pricing determined based on the fair market value of such services. The Company also transferred to Hierarchy its minimal apparel-related assets at fair market value. Unless otherwise agreed by Home Holdings, for two years from the date of the Hierarchy agreements, Hierarchy’s line of business will be limited to apparel and apparel related businesses. In addition, Hierarchy will be permanently prohibited from entering into lines of business in which the Issuer is engaged (other than luggage, which Hierarchy may enter into after such two year period). Mr. Friedman is also a significant stockholder in the Issuer and will continue to advise the Board of Directors in an observer capacity, with the honorary title of Chairman Emeritus.

The Company has a receivable of $0.2 million from Hierarchy as of October 27, 2012, which is included in prepaid expense and other current assets on the condensed consolidated balance sheets.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no off balance sheet commitments as of October 27, 2012.

In connection with the initial public offering of the Issuer on November 7, 2012, the Company made payments of (i) $3.3 million, $3.1 million and $0.6 million to Catterton, Tower Three and Glenhill, respectively, pursuant to the terms of the management services agreement with them, and (ii) $2.2 million to two former employees pursuant to the terms of the separation agreements between the Company and such former employees. The management fee payment was funded from the proceeds received as a result of the Issuer’s initial public offering (see Note 15).

Contingencies

The Company is involved from time to time in various legal claims, actions and complaints arising in connection with its business. The outcome of matters the Company is involved in cannot be determined at this time and the results cannot be predicted with certainty.

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time.

NOTE 13—SEGMENT REPORTING

The Company defines an operating segment on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Chief Executive Officer (or Co-Chief Executive Officers prior to Mr. Friedman’s resignation from such position) was its CODM and there was one operating segment. Therefore, the Company reports as a single segment. This includes all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s website and sales through the Company’s stores.

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture from the Company’s business lines. Non-furniture includes lighting, textiles, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Furniture	$156,216	$119,371	$438,129	$342,422
Non-furniture	127,955	113,088	356,862	310,420

Total net revenues	$284,171	$232,459	$794,991	$652,842

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three and nine months ended October 27, 2012 or October 29, 2011.

NOTE 14—RETAIL STORE CLOSURES AND OFFICE RESTRUCTURING

Shanghai Office Restructuring

In April 2011, the Company restructured its Shanghai office location and terminated employees at that office, as well as terminated employees within the corporate headquarters in Corte Madera, CA. As a result, during the nine months ended October 29, 2011, the Company incurred $1.7 million in restructuring related costs, including one-time employee termination benefits, contract termination fees, loss on disposal of capitalized property and equipment, and other associated costs, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations. During the nine months ended October 27, 2012, the Company did not incur any restructuring related costs. At October 27, 2012, the Company did not have any remaining future liabilities related to this office restructuring. The Company does not expect to incur additional costs associated with this office restructuring in future periods.

Retail Store Closures

In June and July 2011, the Company closed four retail store locations prior to their respective lease termination dates. As a result, during the nine months ended October 29, 2011, the Company incurred $3.1 million in exit related costs, including contract termination fees, one-time employee termination benefits and other associated costs. During fiscal 2011, the Company had broker commission related costs of $0.5 million relating to a store closure for one retail store. During the nine months ended October 27, 2012, the Company recorded income of $0.4 million related to a change in estimate of liabilities related to closed stores. At October 27, 2012, the Company had remaining future liabilities existing under the lease agreements of $0.4 million. The Company does not expect to incur additional costs associated with these retail store closures in future periods.

NOTE 15—SUBSEQUENT EVENTS

No material subsequent events have occurred subsequent to October 27, 2012 that require recognition or disclosure in these condensed consolidated financial statements, except the following:

Initial Public Offering

On November 7, 2012, the Issuer completed an initial public offering and acquired all of the outstanding shares of capital stock of the Company. Outstanding units under the Team Resto Ownership Plan were exchanged for common stock of the Issuer at the time of its initial public offering.

In connection with its initial public offering, the Issuer issued and sold 4,782,609 shares of its common stock at a price of $24.00 per share. In addition, certain of the Issuer’s stockholders sold an aggregate of 381,723 shares of common stock in the initial public offering and an additional aggregate of 774,650 shares of common stock pursuant to the exercise by the underwriters of their over-allotment option. Neither the Issuer nor the Company received any proceeds from the sale of stock by the Issuer’s stockholders. As a result of the initial public offering, the Issuer raised a total of $114.8 million in gross proceeds, or approximately $106.7 million in net proceeds after deducting underwriting discounts and commissions of $8.1 million.

At October 27, 2012, the Company had capitalized $9.1 million of offering costs associated with the Issuer’s initial public offering, which are included in other assets on the condensed consolidated balance sheets. Following the closing of the Issuer’s initial public offering, these offering costs, in addition to any offering costs incurred subsequent to October 27, 2012, will be reclassified to additional paid-in capital and offset against the initial public offering proceeds.

Revolving Line of Credit and Term Loan

On November 1, 2012, the revolving line of credit was increased by $100.0 million pursuant to the commitment increase provision contained in the credit agreement.

On November 7, 2012, the Company made payments of $75.1 million on its revolving line of credit and repaid the outstanding term loan of $15.0 million in full. Such payments were funded by the proceeds received as a result of the Issuer’s initial public offering.

2012 Equity Replacement Plan

In connection with the Reorganization, the Board of Directors of the Issuer adopted the Restoration Hardware 2012 Equity Replacement Plan (the “Replacement Plan”), and outstanding units under the Team Resto Ownership Plan were replaced with vested and unvested shares of common stock under the Replacement Plan, in some cases subject to selling restrictions.

A portion of the shares issued under the Replacement Plan are subject to resale restrictions whereby the holder may not sell the shares until the earlier of 20 years after the initial public offering, or: (i) with respect to 818,209 of these shares, such resale restrictions will lapse over time in accordance with the dates set forth in the applicable award agreement, and (ii) with respect to 1,523,041 of these shares, such resale restrictions will lapse on the date after the initial public offering on which the price of the Company’s common stock reaches a 10-day average closing price per share of $46.50 for at least 10 consecutive trading days.

The Company will record a non-cash compensation charge at the Reorganization of approximately $40 million related to the awards granted under the Replacement Plan.

A portion of the shares issued under the Replacement Plan are unvested restricted shares issued to Carlos Alberini, the Company’s Chief Executive Officer, and Gary Friedman, who serves as the Company’s Creator and Curator on an advisory basis, in replacement of certain of their performance-based units granted under the Team Resto Ownership Plan. With respect to the 1,331,548 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units, such shares begin to vest during the 36-month period following the initial public offering when the price of the Company’s common stock reaches a 10-day average closing price per share of $31.00 for at least 10 consecutive trading days, and such shares shall fully vest when the price of the Company’s common stock reaches a 10-day average closing price per share of $46.50 for at least 10 consecutive trading days (with proportional vesting in between). In addition, with respect to the 512,580 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units, such shares shall begin to vest during the 36-month period following the initial public offering when the 10-day average closing price of the Company’s common stock exceeds the initial public offering price of $24.00 per share for at least 10 consecutive trading days, and such shares shall fully vest when the 10-day average closing price of the Company’s common stock reaches a price per share of $31.00 for at least 10 consecutive trading days (with proportional vesting in between) during the period.

In connection with Mr. Friedman’s resignation and new advisory role as the Creator and Curator, 1,185,511 shares of unvested stock he received in replacement of certain performance-based units will be marked to market every period until the required vesting criteria are met, resulting in additional stock based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”).

Subsequent to October 27, 2012, 512,580 shares received by Mr. Alberini and Mr. Friedman in replacement of their performance-based units met the performance objective of $31.00 per share for at least 10 consecutive trading days. The Company will record a non-cash compensation charge of approximately $13 million related to these awards in the fourth quarter of 2012. As of December 10, 2012, 325,670 shares of the 1,331,548 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units had vested in accordance with the performance objective as described above. The Company will record a non-cash compensation charge of approximately $8 million related to these awards in the fourth quarter of 2012. Additionally, the unvested portion will continue to vest based upon stock price performance in future periods as described above.

Aside from the awards of common stock of the Issuer in exchange for Team Resto Ownership Plan units, no other awards will be granted under the Replacement Plan.

2012 Stock Option Plan and 2012 Stock Incentive Plan

In connection with the Reorganization, the Board of Directors of the Issuer adopted the Restoration Hardware 2012 Stock Option Plan (the “Option Plan”), pursuant to which 6,829,041 fully vested options were granted in connection with the Reorganization to certain of the Company’s employees and advisors, including Mr. Alberini and Mr. Friedman. The options granted under this plan were fully vested upon the completion of the initial public offering and are subject to resale restrictions whereby the holder may not sell the shares for a period of 20 years after the initial public offering, except as follows: (i) with respect to 875,389 of these shares with an exercise price of $29.00 per share, such resale restrictions will lapse over time in accordance with the dates set forth in the applicable award agreement, and (ii) with respect to 5,953,652 shares with an exercise price of $46.50 per share, such resale restrictions will lapse on dates after the initial public offering on which the 10-day average closing price per share of the Issuer’s common stock reaches specified levels ranging from $50.75 to $111.25 for at least 10 consecutive trading days during the period. Aside from these options granted in connection with the Reorganization, no other awards will be granted under the Option Plan.

In connection with the Reorganization, the Board of Directors of the Issuer adopted the Restoration Hardware 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options to the Company’s employees, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and any combination thereof to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees, directors and consultants. Upon completion of the Reorganization, the Board of Directors granted options to purchase 1,264,036 shares of the Issuer’s common stock to employees of the Company under the 2012 Plan, which options were fully vested upon the completion of the initial public offering, with a weighted-average exercise price equal to $26.50 per share.

In connection with the grants under the Option Plan and the 2012 Plan, the Company will record a non-cash compensation charge at the Reorganization of approximately $53 million related to these awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of Restoration Hardware Holdings, Inc. and Restoration Hardware, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of Restoration Hardware Holdings, Inc. and Restoration Hardware, Inc. included in our final prospectus filed on November 5, 2012.

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” in Part II of this quarterly report and in our final prospectus filed on November 5, 2012, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this quarterly report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview

We believe RH is one of the fastest growing and most innovative luxury brands in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor, garden, and baby and child products. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs and websites. We position our stores as showrooms for our brand, while our catalogs and websites act as virtual extensions of our stores. As of October 27, 2012, we operated 71 Galleries, 2 full line Design Galleries and 12 outlet stores throughout the United States and Canada.

In 2001, we began to reposition Restoration Hardware from a nostalgic, discovery-items business to a leading home furnishings brand. In 2008, we were taken private by investment funds affiliated with Catterton, Tower Three and Glenhill. As a private company, we were able to accelerate the transformation of our business and brand and the development of our multi-channel business model and infrastructure. Over the last eleven years, we have built a new company as we:

•	Elevated our brand positioning;

•	Enhanced our product development process;

•	Refined our go-to-market strategy;

•	Reconceptualized our stores and developed our full line Design Gallery format;

•	Built a new supply chain and systems infrastructure; and

•	Strengthened our management team.

Basis of Presentation and Results of Operations

The following table sets forth our statement of operations and other financial and operating data.

On November 7, 2012, the Restoration Hardware Holdings, Inc. completed an initial public offering and acquired all of the outstanding shares of capital stock of the Restoration Hardware, Inc. Outstanding units under the Team Resto Ownership Plan were exchanged for common stock of the Restoration Hardware Holdings, Inc. at the time of its initial public offering. These transactions are referred to as the “Reorganization.” Restoration Hardware Holdings, Inc. has not engaged in any business or other activities except in connection with its formation and the Reorganization. Accordingly, all financial and other information herein relating to periods prior to the completion of the Reorganization is that of Restoration Hardware, Inc.

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(dollars in thousands, excluding per square foot store data)
Statement of Operations Data:
Net revenues	$284,171	$232,459	$794,991	$652,842
Cost of goods sold	182,291	148,066	503,716	414,019

Gross profit	101,880	84,393	291,275	238,823
Selling, general and administrative expenses	99,886	88,496	271,716	238,891

Income (loss) from operations	1,994	(4,103)	19,559	(68)
Interest expense	(1,544)	(1,598)	(4,598)	(3,486)

Income (loss) before income taxes	450	(5,701)	14,961	(3,554)
Income tax benefit	(1,235)	(871)	(612)	(88)

Net income (loss)	$1,685	$(4,830)	$15,573	$(3,466)

Other Financial and Operating Data:
Growth in net revenues:
Stores (1)	21%	32%	19%	25%
Direct	24%	17%	25%	29%
Total	22%	25%	22%	26%
Retail (2):
Comparable store sales change (3)	29%	36%	29%	25%
Retail stores open at beginning of period	73	87	74	91
Stores opened	—	—	3	3
Stores closed	—	3	4	10
Retail stores open at end of period	73	84	73	84
Retail sales per selling square foot (4)	$282	$210	$763	$560
Total gross square footage at end of period (in thousands)	792	896	792	896
Total selling square footage at end of period (in thousands)	516	570	516	570
Direct:
Catalogs circulated (in thousands) (5)	11,721	8,356	26,851	21,079
Catalog pages circulated (in millions) (5)	7,944	4,832	15,360	8,121
Direct as a percentage of net revenues (6)	44%	43%	46%	44%
Capital expenditures	$12,114	$7,669	$25,631	$19,837
Adjusted EBITDA (7)	$12,973	$11,102	$47,870	$38,849

(1)	Store data represent retail stores plus outlet stores. Net revenues for outlet stores for the three months ended October 27, 2012 and October 29, 2011 were $13.9 million and $10.7 million, respectively. Net revenues for outlet stores for the nine months ended October 27, 2012 and October 29, 2011 were $38.2 million and $31.2 million, respectively.
(2)	Retail data have been calculated based upon retail stores, which include our Baby & Child stores, and exclude outlet stores.
(3)	Comparable store sales have been calculated based upon retail stores that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. Comparable store net revenues exclude revenues from outlet stores.
(4)	Retail sales per selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average selling square footage for the period.

(5)	The catalogs and catalog pages circulated from period to period do not take into account different page sizes per catalog distributed. Page sizes and page counts vary for different catalog mailings and we sometimes mail different versions of a catalog at the same time. Accordingly, period to period comparisons of catalogs circulated and catalog pages circulated do not take these variations into account.
(6)	Direct revenues include sales through our catalogs and websites.
(7)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense and provision for income taxes. Adjusted EBITDA is calculated in accordance with and is the basis of our MIP, which is our cash based-incentive compensation program designed to motivate and reward annual performance for eligible employees, and reflects further adjustments to EBITDA to eliminate the impact of certain items, including non-cash or other items that we do not consider representative of our ongoing operating performance as discussed further below.

EBITDA and Adjusted EBITDA are included in this Form 10-Q because they are key metrics used by management and our board of directors to assess our financial performance, and Adjusted EBITDA is used in connection with determining incentive compensation under our MIP. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside other GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure profitability, as a key profitability target in our annual and other budgets, and to compare our performance against that of peer companies. We believe that Adjusted EBITDA provides useful information facilitating operating performance comparisons from period to period and company to company.

EBITDA and Adjusted EBITDA are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income (loss) as a measure of financial performance, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as tax payments and debt service requirements and certain other cash costs that may recur in the future. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized, and exclude certain unusual charges that are not expected to recur in the future. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA and Adjusted EBITDA only supplementally. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Net income (loss)	$1,685	$(4,830)	$15,573	$(3,466)
Depreciation and amortization	6,593	7,373	19,485	22,356
Interest expense	1,544	1,598	4,598	3,486
Income tax benefit	(1,235)	(871)	(612)	(88)

EBITDA	8,587	3,270	39,044	22,288
Management and board fees (a)	1,198	1,149	3,285	3,545
Non-cash compensation (b)	364	6,687	1,102	7,563
Terminated operations (c)	—	14	—	1,680
Severance and other transaction costs (d)	—	443	—	471
Lease termination costs (e)	—	(461)	(386)	3,110
Special committee investigation and remediation (f)	2,789	—	4,778	—
Other adjustments allowable under our agreements with our stockholders (g)	35	—	47	192

Adjusted EBITDA	$12,973	$11,102	$47,870	$38,849

(a)	Includes fees paid in accordance with our management services agreement with Home Holdings, as well as fees and expense reimbursements paid to our board of directors.
(b)	Represents non-cash charges related to stock-based compensation programs. The three and nine months ended October 29, 2011 include a $6.4 million compensation charge related to the repayment of loans owed to Home Holdings by our former Chairman and Co-Chief Executive Officer, Gary Friedman, through the reclassification by Home Holdings of Mr. Friedman’s Class A and Class A-1 ownership units into an equal number of Class A Prime and Class A-1 Prime ownership units. Mr. Friedman served as our Chairman and Co-Chief Executive Officer at the time of such loan repayment.

(c)	Includes costs related to the restructuring of our Shanghai office location.
(d)	Amounts generally include executive severance and other related costs.
(e)	Includes lease termination costs for retail stores that were closed prior to their respective lease termination dates. The amounts in the nine months ended October 27, 2012 and three months ended October 29, 2011 relate to changes in estimates regarding liabilities for future lease payments for closed stores.
(f)	Represents legal and other professional fees, incurred in connection with the investigation conducted by the special committee of the board of directors relating to our former Chairman and Co-Chief Executive Officer, Gary Friedman, and our subsequent remedial actions.
(g)	Represents items which management believes are not indicative of our ongoing operating performance. The nine months ended October 29, 2011 includes consulting fees related to organizational matters and state franchise tax amounts. All periods include foreign exchange gains and losses.

The following table sets forth our consolidated statement of operations data as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.1	63.7	63.4	63.4

Gross profit	35.9	36.3	36.6	36.6
Selling, general and administrative expenses	35.2	38.1	34.1	36.6

Income (loss) from operations	0.7	(1.8)	2.5	—
Interest expense	(0.5)	(0.7)	(0.6)	(0.5)

Income (loss) before income taxes	0.2	(2.5)	1.9	(0.5)
Income tax benefit	(0.4)	(0.4)	(0.1)	—

Net income (loss)	0.6%	(2.1)%	2.0%	(0.5)%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our Stores revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our Direct revenues which include sales through our catalogs and websites.

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Stores	$159,193	$132,024	$433,121	$362,746
Direct	124,978	100,435	361,870	290,096

Net revenues	$284,171	$232,459	$794,991	$652,842

Three Months Ended October 27, 2012 Compared to Three Months Ended October 29, 2011

Net revenues

Net revenues increased $51.7 million, or 22.2%, to $284.2 million in the three months ended October 27, 2012 compared to $232.5 million in the three months ended October 29, 2011. We had 73 and 84 retail stores open at October 27, 2012 and October 29, 2011, respectively. Stores sales increased $27.2 million, or 20.6%, to $159.2 million in the three months ended October 27, 2012 compared to $132.0 million in the three months ended October 29, 2011 due in large part to our comparable store sales increase of 29% in the three months ended October 27, 2012 compared to the three months ended October 29, 2011, partially offset by having fewer stores open during the three months ended October 27, 2012 compared to the three months ended October 29, 2011. Direct sales increased $24.5 million, or 24.4%, to $125.0 million in the three months ended October 27, 2012 compared to $100.4 million in the three months ended October 29, 2011. We believe that the increase in both comparable store and direct sales was due primarily to our customers’ favorable reaction to our merchandise assortment, including the expansion of existing product categories, new product categories, and an increase in catalog pages circulated.

Gross profit

Gross profit increased $17.5 million, or 20.7%, to $101.9 million in the three months ended October 27, 2012 from $84.4 million in the three months ended October 29, 2011. As a percentage of net revenues, gross margin decreased 0.4%, to 35.9% of net revenues in the three months ended October 27, 2012 from 36.3% of net revenues in the three months ended October 29, 2011.

This decrease was primarily due to a gross margin reduction of 130 basis points related to changes in product mix and higher sales during promotional events in the three months ended October 27, 2012. In addition, gross margin decreased by 110 basis points due to increased freight costs resulting from a higher percentage of furniture sales during the period, as furniture deliveries require greater shipping costs than our other products. The gross margin decrease was partially offset by a 200 basis point improvement in occupancy costs from improved leverage on the fixed portion of our store and distribution center occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $11.4 million, or 12.9%, to $99.9 million in the three months ended October 27, 2012 compared to $88.5 million in the three months ended October 29, 2011. Excluding a $6.4 million compensation charge in the three months ended October 29, 2011 related to the repayment of loans to Mr. Friedman from Home Holdings through the reclassification by Home Holdings of certain ownership units in Home Holdings held by Mr. Friedman at that time, selling, general and administrative expenses increased $17.8 million, or 20.1%. The increase in selling, general and administrative expenses was primarily related to an increase of $8.5 million in advertising and marketing costs associated with increased catalog circulation and an increase of $3.5 million in legal and other professional fees which include a charge of $2.8 million incurred in connection with the investigation conducted by the special committee of the board of directors relating to our former Chairman and Co-Chief Executive Officer, Gary Friedman. Selling, general and administrative expenses in the three months ended October 27, 2012 also included an increase of $2.1 million in compensation related to additional personnel for our expanded distribution centers and an increase in retail store associates to service our increased sales, $1.5 million in credit card fees due to growth in revenues, an increase in occupancy costs of $1.4 million, and an increase in corporate costs of $0.7 million.

Interest expense

Interest expense was $1.5 million in the three months ended October 27, 2012 compared to $1.6 million in the three months ended October 29, 2011.

Income tax benefit

Income tax benefit increased $0.3 million to $1.2 million in the three months ended October 27, 2012 compared to $0.9 million in the three months ended October 29, 2011. Our effective tax rate was (274.4)% in the three months ended October 27, 2012 compared to (15.3)% in the three months ended October 29, 2011. The increase in our tax benefit was primarily due to a net favorable impact related to the conclusion of the Canada Revenue Agency audit examination of Restoration Hardware Canada, Inc. for the years ended 2006 and 2007 and for the period ended June 16, 2008, as well as our ability to utilize California net operating losses to fully offset California tax in the three months ended October 27, 2012.

Net income (loss)

Net income increased $6.5 million to $1.7 million in the three months ended October 27, 2012 compared to a net loss of $4.8 million in the three months ended October 29, 2011. This increase was due to an increase in gross profit of $17.5 million and an increase in income tax benefit of $0.3 million, partially offset by an increase in selling, general and administrative expenses of $11.4 million, discussed above.

Nine Months Ended October 27, 2012 Compared to Nine Months Ended October 29, 2011

Net revenues

Net revenues increased $142.2 million, or 21.8%, to $795.0 million in the nine months ended October 27, 2012 compared to $652.8 million in the nine months ended October 29, 2011. We had 73 and 84 retail stores open at October 27, 2012 and October 29, 2011, respectively. In the nine months ended October 27, 2012, we opened three stores and closed four stores. Of the four closed stores, two were closed at the lease expiration date and two were closed prior to the lease expiration date. There were no charges in 2012 associated with the early closures as the related leases allowed for early termination without charge. In the nine months ended October 29, 2011, we opened three stores and closed ten stores. Of the ten closed stores, six were closed at the lease expiration date and four were closed prior to the lease expiration date. Charges associated with the early store closures in 2011 is discussed in more detail below. Stores sales increased $70.4 million, or 19.4%, to $433.1 million in the nine months ended October 27, 2012 compared to $362.7 million in the nine months ended October 29, 2011 due in large part to our comparable store sales increase of 29% in the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011, partially offset by having fewer stores open during the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011. Direct sales increased $71.8 million, or 24.7%, to $361.9 million in the nine months ended October 27, 2012 compared to $290.1 million in the nine months ended October 29, 2011. We believe that the increase in both comparable store and direct sales was due primarily to our customers’ favorable reaction to our merchandise assortment, including the expansion of existing product categories, new product categories, and an increase in catalog pages circulated.

Gross profit

Gross profit increased $52.5 million, or 22.0%, to $291.3 million in the nine months ended October 27, 2012 from $238.8 million in the nine months ended October 29, 2011. As a percentage of net revenues, gross margin was 36.6% of net revenues in both the nine months ended October 27, 2012 and October 29, 2011.

Gross margin decreased by 150 basis points related to changes in product mix and higher sales during promotional events in the nine months ended October 27, 2012. In addition, gross margin decreased by 80 basis points due to increased freight costs resulting from a higher percentage of furniture sales during the period, as furniture deliveries require greater shipping costs than our other products. The gross margin decrease was offset by a 230 basis point improvement in occupancy costs from improved leverage on the fixed portion of our store and distribution center occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $32.8 million, or 13.7%, to $271.7 million in the nine months ended October 27, 2012 compared to $238.9 million in the nine months ended October 29, 2011. Excluding a $6.4 million compensation charge in the nine months ended October 29, 2011 related to the repayment of loans to Mr. Friedman from Home Holdings through the reclassification by Home Holdings of certain ownership units in Home Holdings held by Mr. Friedman at that time, selling, general and administrative expenses increased $39.2 million, or 16.4%. The increase in selling, general and administrative expenses was primarily related to an increase of $24.2 million in advertising and marketing costs associated with increased catalog circulation, an increase in compensation related expense of $7.9 million related to additional personnel for our expanded distribution centers and an increase in retail store associates to service our increased sales, and an increase of $5.8 million in legal and other professional fees which includes a charge of $4.8 million incurred in connection with the investigation conducted by the special committee of the board of directors relating to our former Chairman and Co-Chief Executive Officer, Gary Friedman. Selling, general and administrative expenses in the nine months ended October 27, 2012 also included an increase of $3.3 million in credit card fees due to growth in revenues. The increase was partially offset by a decrease in corporate costs of $2.5 million, which included a $3.1 million charge associated with the early lease termination of four store locations and a $1.7 million restructuring charge associated with our Shanghai office which were recorded in the nine months ended October 29, 2011, partially offset by an increase in store opening costs and other items.

Interest expense

Interest expense increased $1.1 million to $4.6 million in the nine months ended October 27, 2012 compared to $3.5 million in the nine months ended October 29, 2011. This increase was due to an increase in the amount of borrowings under the revolving line of credit, as well as the higher interest rate under the revolving line of credit, pursuant to an amendment to the credit agreement in August 2011, and the funding of the term loan, pursuant to an amendment to the credit agreement in January 2012.

Income tax benefit

Income tax benefit increased $0.5 million to $0.6 million in the nine months ended October 27, 2012 compared to $0.1 million in the nine months ended October 29, 2011. Our effective tax rate was (4.1)% in the nine months ended October 27, 2012 compared to (2.5)% in the nine months ended October 29, 2011. The increase in our tax benefit was primarily due to a net favorable impact related to the conclusion of the Canada Revenue Agency audit examination of Restoration Hardware Canada, Inc. for the years ended 2006 and 2007 and for the period ended June 16, 2008, as well as our ability to utilize California net operating losses to fully offset California tax in the nine months ended October 27, 2012.

Net income (loss)

Net income increased $19.1 million to $15.6 million in the nine months ended October 27, 2012 compared to a net loss of $3.5 million in the nine months ended October 29, 2011. This increase was due to an increase in gross profit of $52.5 million and income tax benefit of $0.5 million, partially offset by an increase in selling, general and administrative expenses of $32.8 million and interest expense of $1.1 million, discussed above.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations and the revolving line of credit and term loan as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, Source Books and other catalogs, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable and other current liabilities. Our working capital is seasonal as a result of building inventory and paying for catalog costs for the key selling seasons, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our first fiscal quarter as we prepare for the outdoor selling season, which is in our second fiscal quarter, and they generally increase in the third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations, and our availability to borrow under the revolving line of credit or other financing arrangements, will be sufficient to meet working capital requirements, anticipated capital expenditures and payments due under our revolving line of credit and term loan for at least the next 12 – 24 months. Our investments in capital expenditures for the full fiscal year 2012 are planned at approximately $52 million of which $25.6 million was spent during the nine months ended October 27, 2012. The planned investments in capital for fiscal 2012 are approximately $29 million for construction of new stores and approximately $23 million for our infrastructure, including supply chain, information technology and our corporate headquarters. As we develop new stores in future years, we may explore new funding models, which could include joint ventures or other forms of equity ownership in the real estate interests associated with new sites and buildings. These approaches might require additional capital investment.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Nine Months Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Used in operating activities	$(20,018)	$(48,324)
Used in investing activities	(25,941)	(19,837)
Provided by financing activities	52,988	64,632
Increase (decrease) in cash and cash equivalents	7,057	(3,405)
Cash and cash equivalents at end of period	15,568	9,959

Net Cash Used In Operating Activities

Cash from operating activities consists primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For the nine months ended October 27, 2012, net cash used in operating activities was $20.0 million and consisted of an increase in working capital and other activities of $56.4 million, offset by net income of $15.6 million and non-cash items of $20.8 million. Working capital and other activities consisted primarily of increases in inventory of $87.9 million in anticipation of the 2012 holiday season, prepaid expenses of $35.2 million primarily due to an increase in catalog costs associated with the Fall 2012 Source Books, accounts receivable of $7.3 million due to timing of payments received related to our credit card receivables, $1.7 million in other long-term liabilities due to exposures related to unrecognized tax benefits, and other assets of $0.7 million. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $48.5 million primarily due to timing of payments, increases in deferred revenue and customer deposits of $16.5 million due to the timing of shipments made at fiscal quarter end, increases in deferred rent and lease incentives of $10.2 million due to construction of our new Boston location, and other current liabilities of $1.2 million primarily due to an increase in gift certificate related liabilities.

For the nine months ended October 29, 2011, net cash used in operating activities was $48.3 million and consisted of an increase in working capital and other activities of $75.9 million and a net loss of $3.5 million, offset by non-cash expenses included in net loss of $31.0 million. Working capital and other activities consisted primarily of increases in inventory of $73.1 million in anticipation of the Fall 2011 Source Book release and 2011 holiday season, prepaid expenses of $32.9 million primarily due to an increase in catalog costs associated with the Fall 2011 Source Books, and accounts receivable of $8.0 million due to timing of payments received related to our credit card receivables. These uses of cash from working capital were partially offset by increases in accrued liabilities and accounts payable of $20.4 million primarily due to timing of payments, deferred revenue and customer deposits of $11.4 million due to the timing of shipments made at period end, and other current liabilities of $6.5 million primarily due to an increase in gift certificate related liabilities.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new store openings and improvements and in supply chain and systems infrastructure.

For the nine months ended October 27, 2012, net cash used in investing activities was $25.9 million primarily as a result of investments in new stores of $13.9 million and investment in supply chain and systems infrastructure of $11.7 million and the purchase of a new domain name for $0.3 million.

For the nine months ended October 29, 2011, capital expenditures were $19.8 million as a result of investments in new stores of $12.6 million and investment in supply chain and systems infrastructure of $7.2 million.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings and repayments related to the revolving line of credit, term loan and capital contributions.

For the nine months ended October 27, 2012, net cash provided by financing activities was $53.0 million primarily due to an increase in net borrowings under the revolving line of credit of $65.2 million resulting from an increase in inventory purchases during the period. This overall increase in cash provided by financing activities was partially offset by capitalized initial public offering costs of $9.1 million and payments on capital lease obligations of $3.1 million.

For the nine months ended October 29, 2011, net cash provided by financing activities was $64.6 million primarily due to an increase in net borrowings under the revolving line of credit of $70.2 million resulting from an increase in inventory purchases during the period. This overall increase in cash provided by financing activities was partially offset by payments on capital lease obligations of $3.1 million and debt issuance costs of $2.5 million.

Revolving Line of Credit and Term Loan

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders. This amended credit agreement modified a previous facility in which Restoration Hardware, Inc. had a revolving line of credit for up to $190.0 million, as of July 30, 2011. As a result of the modification, the unamortized deferred financing fees related to the previous line of credit on the date of the modification of $0.2 million will be amortized over the life of the new revolving line of credit, which has a maturity date of August 3, 2016. Under the credit agreement (which was further amended in January 2012 to add a term loan facility), Restoration Hardware, Inc. has (i) a revolving line of credit available of up to $417.5 million (following Restoration Hardware, Inc.’s exercise of the commitment increase option on November 1, 2012, as described below), of which $10.0 million is available to Restoration Hardware Canada, Inc., and (ii) a $15.0 million term loan with a maturity date of July 6, 2015.

Under a commitment increase provision in the amended credit agreement, Restoration Hardware, Inc. had the option to increase the amount of the revolving line of credit by up to an additional $100.0 million, provided that, among other things, the existing lenders or additional lenders agreed to participate in the increased loan commitments under the revolving line of credit, no default under the credit agreement then existed or would result from such increase and sufficient borrowing base collateral was available to support increased loan amounts. On November 1, 2012, Restoration Hardware, Inc. increased the amount of the revolving line of credit by $100.0 million pursuant to this commitment increase provision.

The availability of credit at any given time under the revolving line of credit is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory, eligible accounts receivable, eligible real estate, and, in the case of the term loan, registered trade names and reserves established by the administrative agent. As a result of the borrowing base formula, the actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). All obligations under the credit agreement are secured by substantially all of Restoration Hardware, Inc.’s assets, including accounts receivable, inventory, intangible assets, property, equipment, goods and fixtures.

Borrowings under the revolving line of credit are subject to interest, at borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.5% as of October 27, 2012. The term loan bears interest at a rate of LIBOR plus 5.0%, and the interest rate for the term loan was 5.2% as of October 27, 2012.

As of October 27, 2012, $172.7 million was outstanding under the revolving line of credit, and the outstanding principal amount of the term loan was $14.8 million, net of $0.2 million of unamortized debt issuance costs. As of October 27, 2012, Restoration Hardware, Inc.’s undrawn borrowing availability under the revolving line of credit was $122.7 million and there were $22.8 million in outstanding letters of credit.

On November 7, 2012, Restoration Hardware, Inc. made payments of $75.1 million on its revolving line of credit and repaid its outstanding term loan of $15.0 million in full. Such payments were funded from the proceeds received as a result of our initial public offering.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The credit agreement does not contain any significant financial or coverage ratio covenants unless the availability under the revolving line of credit is less than the greater of (i) $17.5 million and (ii) 10% of the lesser of (A) the aggregate maximum commitments under the revolving line of credit and (B) the domestic borrowing base. If the availability under the revolving line of credit is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio is approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of October 27, 2012, Restoration Hardware, Inc. was in compliance with all covenants, and if the availability under the revolving line of credit were less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence. The credit agreement requires a daily sweep of cash to prepay the loans under the credit agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit to Restoration Hardware, Inc. is less than the greater of (A) $20.0 million and (B) 15% of the lesser of the aggregate maximum commitments and the domestic borrowing base.

Contractual Obligations

As of October 27, 2012, there were no material changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” section of our final prospectus filed with the SEC on November 5, 2012.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of October 27, 2012. In connection with the completion of the initial public offering, on November 7, 2012, Restoration Hardware, Inc. made payments of (i) $3.3 million, $3.1 million and $0.6 million to Catterton, Tower Three and Glenhill, respectively, pursuant to the terms of the management services agreement with them, and (ii) $2.2 million to two former employees pursuant to the terms of the separation agreements between Restoration Hardware, Inc. and such former employees. The management fee payment was funded from the proceeds received as a result of the initial public offering.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements.

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical:

•	Revenue Recognition

•	Gift Certificates and Merchandise Credits

•	Merchandise Inventories

•	Impairment of Goodwill and Long-Lived Assets

•	Stock-Based Compensation

•	Income Taxes

For further discussion regarding these policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our final prospectus filed with the SEC on November 5, 2012. There have been no material changes to the critical accounting policies and estimates listed in our final prospectus.

Recently Issued Accounting Pronouncements

Disclosures Regarding Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. The guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. We adopted this guidance on January 29, 2012 and such adoption did not have a material impact on the disclosures in the notes to our consolidated financial statements.

Other Comprehensive Income Presentation

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. In December 2011, the FASB issued guidance which defers certain requirements set forth in June 2011. These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. Both sets of guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. We adopted this guidance on January 29, 2012 and such adoption resulted in a change in how we present the components of comprehensive income, which was previously presented within our consolidated statements of stockholders’ equity.

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued guidance that revises the requirements around how entities test indefinite-lived intangible assets other than goodwill for impairment. Similar to the guidance issued in September 2011 related to the testing of goodwill for impairment, this guidance allows companies to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. We will adopt this guidance effective for our fiscal 2012 annual indefinite-lived intangible assets impairment test, which will be performed in our fourth quarter. The adoption of this guidance will result in a change in how we perform our indefinite-lived intangible assets impairment assessment; however, we do not expect it to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our revolving line of credit and, prior to its repayment on November 7, 2012, our term loan, which bear interest at variable rates. At October 27, 2012, $172.7 million was outstanding under the revolving line of credit and $14.8 million was outstanding under the term loan, net of $0.2 million of unamortized debt issuance costs. As of October 27, 2012, the undrawn borrowing availability under the revolving line of credit was $122.7 million, and there were $22.8 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the nine months ended October 27, 2012, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various legal claims, actions and complaints arising in connection with our normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our final prospectus filed with the SEC on November 5, 2012. There have been no material changes to the risks listed in our final prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For more information about unregistered sales of equity securities and use of proceeds, please refer to our final prospectus filed with the SEC on November 5, 2012.

(a) Unregistered Sales of Equity Securities

On November 1, 2012, Restoration Hardware Holdings, Inc. issued additional shares to Home Holdings, and Restoration Hardware Holdings, Inc. acquired all of the outstanding shares of Restoration Hardware, Inc. from Home Holdings. In addition, outstanding units under the Team Resto Ownership Plan were replaced by shares of our common stock issued to the participants of the Team Resto Ownership Plan. As a result of these transactions, as of November 1, 2012 (before giving effect to the initial public offering), 32,188,891 shares of our common stock were outstanding which excludes 1,884,751 unvested restricted shares.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On November 1, 2012, our Registration Statement on Form S-1, as amended (File No. 333-176767), was declared effective, pursuant to which we registered the offering and sale of 4,782,609 shares of common stock by Restoration Hardware Holdings, Inc., the associated sale of 381,723 shares of common stock by selling stockholders, and the sale pursuant to the underwriters’ over-allotment option of an additional 774,650 shares of common stock by selling stockholders, at a price of $24.00 per share. On November 7, 2012, Restoration Hardware Holdings, Inc. sold all 4,782,609 shares of common stock for an aggregate offering price of approximately $114.8 million, the selling stockholders sold 1,156,373 shares of common stock, including 774,650 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of approximately $27.8 million, and the offering terminated. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Robert W. Baird & Co. Incorporated, William Blair & Company, L.L.C., Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated acted as the underwriters.

As a result of the initial public offering, we raised approximately $97.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.1 million and estimated expenses in connection with the offering of $9.6 million. We did not receive any proceeds from the sale of stock by the selling stockholders. On November 7, 2012, we made payments of $75.1 million on Restoration Hardware, Inc.’s revolving line of credit and repaid Restoration Hardware, Inc.’s outstanding term loan of $15.0 million in full. Such payments were funded by the proceeds received as a result of the initial public offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments of $7.0 million in the aggregate made on November 7, 2012, to pay management fees to affiliates of Catterton, Tower Three and Glenhill pursuant to the terms of the management services agreement that terminated upon consummation of the initial public offering.

(c) Issuer Purchases of Equity Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Hardware Holdings, Inc.

Date: December 17, 2012	By:	/s/ Carlos Alberini
Carlos Alberini
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 17, 2012	By:	/s/ Karen Boone
Karen Boone
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)