Form 10-Q
period 2013-05-04
Restoration Hardware Holdings Inc
filed 2013-06-17
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

As of June 10, 2013, 38,879,642 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

PART I

Item  1. Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	May 4, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,669	$8,354
Accounts receivable—net	17,712	17,040
Merchandise inventories	365,716	353,329
Current deferred tax assets	37,006	37,006
Prepaid expense and other current assets	121,335	77,029

Total current assets	551,438	492,758
Property and equipment—net	123,091	111,406
Goodwill	122,581	122,601
Trademarks and domain names	47,410	47,410
Other intangible assets—net	2,134	2,713
Non-current deferred tax assets	6,868	6,873
Other assets	6,100	5,852

Total assets	$859,622	$789,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$179,420	$145,353
Deferred revenue and customer deposits	43,095	41,643
Other current liabilities	32,666	32,428

Total current liabilities	255,181	219,424
Revolving line of credit	113,994	82,501
Deferred rent and lease incentives	30,867	30,784
Other long-term obligations	4,530	5,293

Total liabilities	404,572	338,002

Commitments and contingencies (See Note 12 to the unaudited Condensed Consolidated Financial Statements)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 38,856,251 shares issued and 38,108,092 shares outstanding as of May 4, 2013 and 38,856,251 shares issued and 37,967,635 shares outstanding as of February 2, 2013	4	4
Additional paid-in capital	509,514	505,883
Accumulated other comprehensive income	1,180	1,211
Accumulated deficit	(55,648)	(55,487)

Total stockholders’ equity	455,050	451,611

Total liabilities and stockholders’ equity	$859,622	$789,613

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net revenues	$301,337	$217,914
Cost of goods sold	199,460	142,646

Gross profit	101,877	75,268
Selling, general and administrative expenses	101,366	77,365

Income (loss) from operations	511	(2,097)
Interest expense	(840)	(1,575)

Loss before income taxes	(329)	(3,672)
Income tax expense (benefit)	(168)	56

Net loss	$(161)	$(3,728)

Weighted-average shares used in computing basic and diluted net loss per share	38,076,026	1,000
Basic and diluted net loss per share	$—	$(3,728)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net loss	$(161)	$(3,728)
Foreign currency translation adjustment—net of tax	(31)	43

Total comprehensive loss	$(192)	$(3,685)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161)	$(3,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,630	6,424
Stock-based compensation expense	3,631	387
Amortization of financing fees	168	147
Change in assets and liabilities:
Accounts receivable	(672)	(5,831)
Merchandise inventories	(12,437)	(24,039)
Prepaid expense and other current assets	(44,307)	(13,233)
Other assets	(400)	216
Accounts payable and accrued expenses	25,978	20,815
Deferred revenue and customer deposits	1,452	7,120
Other current liabilities	339	(1,813)
Deferred rent and lease incentives	115	4,405
Other long-term obligations	41	163

Net cash used in operating activities	(19,623)	(8,967)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,737)	(6,193)

Net cash used in investing activities	(9,737)	(6,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	353,258	246,756
Gross repayments under revolving line of credit	(321,765)	(228,793)
Payments on capital leases	(840)	(1,110)

Net cash provided by financing activities	30,653	16,853

Effects of foreign currency exchange rate translation	22	—

Net increase in cash and cash equivalents	1,315	1,693
Cash and cash equivalents
Beginning of period	8,354	8,512

End of period	$9,669	$10,205

Non-cash transactions:
Capital expenditures included in accounts payable at period end	$8,107	$1,915

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, decorative accessories, outdoor and children’s furnishings. These products are sold through the Company’s stores, catalogs and websites. As of May 4, 2013, the Company operated a total of 70 retail stores and 14 outlet stores in 29 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

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

On May 20, 2013, the Company completed its follow-on offering of 9,974,985 shares of common stock at an offering price of $50.00 per share, which included 1,301,085 shares sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. All of the shares sold in the offering were sold by existing stockholders of the Company. No shares were sold by the Company in the offering, and, as such, the Company did not receive any of the proceeds from such sales.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to fairly state the Company’s financial position as of May 4, 2013, and the results of operations and changes of cash flows for the three months ended May 4, 2013 and April 28, 2012, which each consist of thirteen weeks. The Company’s current fiscal year ends on February 1, 2014 (“fiscal 2013”).

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (“fiscal 2012”).

The results of operations for the three months ended May 4, 2013 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2—CHANGE IN ACCOUNTING PRINCIPLE—STOCK-BASED COMPENSATION

In the third quarter of fiscal 2012, the Company changed its policy for recognizing stock-based compensation expense from the graded method of accounting to the straight-line method of accounting for its time-based units (or service-only awards). The Company previously disclosed this change in accounting policy and retrospectively restated its consolidated financial statements for such change in its audited consolidated financial statements for fiscal 2012.

Based on research and analysis, the Company believes the straight-line method of accounting for stock-based compensation expense for service-only awards is the predominant method used in its industry. In order for the Company’s results of operations to be comparable to its peers, it has concluded that the straight-line method of accounting for stock-based compensation is a preferable accounting method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250-10-45.

The following table presents the unaudited comparative effect of the change in accounting method and its impact on key components of the Company’s condensed consolidated statements of operations (in thousands, except share and per share amounts):

	Three Months Ended
	April 28, 2012
	Graded Method	Straight-Line Method
Net revenues	$217,914	$217,914
Cost of goods sold	142,646	142,646

Gross profit	75,268	75,268
Selling, general and administrative expense	77,401	77,365

Loss from operations	(2,133)	(2,097)
Interest expense	(1,575)	(1,575)

Loss before income taxes	(3,708)	(3,672)
Income tax expense	56	56

Net loss	$(3,764)	$(3,728)

Shares used in computing basic and diluted net loss per share	1,000	1,000
Basic and diluted net loss per share	$(3,764)	$(3,728)

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued a new exposure draft, Leases (the “Exposure Draft”), which would replace the existing guidance in ASC Topic 840, Leases. Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. The comment period for the Exposure Draft ends on September 13, 2013. If and when effective, this Exposure Draft will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting standards will have on its consolidated financial statements.

NOTE 4—PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	May 4, 2013	February 2, 2013
Prepaid catalog	$83,202	$43,828
Vendor deposits	22,256	20,383
Prepaid expense	14,139	11,479
Other current assets	1,738	1,339

Total prepaid expense and other current assets	$121,335	$77,029

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of May 4, 2013 (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value		Useful Life
Intangible assets subject to amortization:
Core technologies	$6,580	$(6,470)	$—	$110		5 years
Fair value of leases
Fair market write-up	10,443	(8,466)	47	2,024		(2)
Fair market write-down	(2,591)	1,861	—	(730	)(1)	(2)

Total intangible assets subject to amortization	14,432	(13,075)	47	1,404
Intangible assets not subject to amortization:
Goodwill	122,285	—	296	122,581
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$184,127	$(13,075)	$343	$171,395

(1)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.
(2)	The fair value of each lease is amortized over the life of the respective lease. The longest lease for which a fair value adjustment was recorded has a termination date in January 2019.

The following sets forth the goodwill and intangible assets as of February 2, 2013 (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value		Useful Life
Intangible assets subject to amortization:
Core technologies	$6,580	$(6,141)	$—	$439		5 years
Fair value of leases
Fair market write-up	10,737	(8,511)	48	2,274		(2)
Fair market write-down	(2,591)	1,789	—	(802	)(1)	(2)

Total intangible assets subject to amortization	14,726	(12,863)	48	1,911
Intangible assets not subject to amortization:
Goodwill	122,285	—	316	122,601
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$184,421	$(12,863)	$364	$171,922

(1)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.
(2)	The fair value of each lease is amortized over the life of the respective lease. The longest lease for which a fair value adjustment was recorded has a termination date in January 2019.

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	May 4, 2013	February 2, 2013
Accounts payable	$74,712	$81,608
Accrued catalog costs	42,548	6,906
Accrued compensation	22,386	16,621
Accrued freight and duty	15,866	17,639
Accrued sales taxes	10,727	12,783
Accrued occupancy	5,869	5,842
Accrued professional fees	3,897	2,114
Other accrued expenses	3,415	1,840

Total accounts payable and accrued expenses	$179,420	$145,353

Accounts payable included negative cash balances due to outstanding checks of $9.8 million and $28.1 million as of May 4, 2013 and February 2, 2013, respectively.

NOTE 7—LINE OF CREDIT

As of May 4, 2013, $114.0 million was outstanding under the revolving line of credit and the undrawn borrowing availability under the revolving line of credit was $138.5 million. There were $20.2 million and $19.5 million in outstanding letters of credit as of May 4, 2013 and February 2, 2013, respectively.

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.74% as of May 4, 2013.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of May 4, 2013, the Company was in compliance with all covenants contained in the credit agreement.

NOTE 8—INCOME TAXES

The effective tax rate was 51.06% and (1.51)% for the three months ended May 4, 2013, and April 28, 2012, respectively. The increase in the effective tax rate for the three months ended May 4, 2013 was primarily due to no longer recording a U.S. valuation allowance against net deferred tax assets, as well as non-deductible stock-based compensation charges.

As of the end of fiscal year 2012, the Company’s U.S. operations achieved a position of cumulative profits (adjusted for permanent differences) for the most recent three-year period. The Company concluded that this record of cumulative profitability in recent years, coupled with its business plan for profitability in future periods, provided assurance that its future tax benefits more likely than not would be realized. Accordingly, in the fourth quarter of fiscal 2012, the Company released all of its U.S. valuation allowance of $57.2 million against net deferred tax assets.

As of May 4, 2013, the Company has retained a valuation allowance of $0.3 million against deferred tax assets for its Shanghai operations.

As of both May 4, 2013 and February 2, 2013, $1.8 million of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other long-term obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of May 4, 2013, $0.3 million of the exposures related to unrecognized tax benefits are expected to decrease in the next 12 months due to the lapse of the statute of limitations.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax asset accounts were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company has accrued $0.5 million of interest expense associated with exposures as of May 4, 2013 and February 2, 2013.

NOTE 9—EARNINGS PER SHARE

For the three months ended May 4, 2013, options and restricted stock units of 8,246,577 and 41,713, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive due to the Company’s net loss in the period. The Company did not have any anti-dilutive securities in the three months ended April 28, 2012 because all securities granted in that period were granted by Home Holdings.

The weighted-average number of shares for the three months ended April 28, 2012 is calculated by giving effect to the capitalization of Restoration Hardware Holdings, Inc. on September 2, 2011.

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

On November 7, 2012, the Company completed its initial public offering and at the time of the initial public offering, outstanding units under the Team Resto Ownership Plan were replaced with common stock of the Company.

The Company did not record any stock-based compensation expense for these time-based units in the three months ended May 4, 2013. The Company recorded stock-based compensation expense for time-based units of $0.4 million in the three months ended April 28, 2012, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

The Company recognizes expense associated with performance-based units when it becomes probable that the performance condition will be met. Once it becomes probable that a participant will vest, the Company recognizes compensation expense equal to the number of shares which have vested multiplied by the fair value of the related shares measured at the grant date. No expense was recorded in either the three months ended May 4, 2013 or April 28, 2012 related to these performance-based units.

2012 Equity Replacement Plan

In connection with the Reorganization, the Board of Directors adopted the Restoration Hardware 2012 Equity Replacement Plan (the “Replacement Plan”), and outstanding units under the Team Resto Ownership Plan were replaced with vested and unvested shares of common stock under the Replacement Plan, in some cases subject to selling restrictions.

A portion of the shares issued under the Replacement Plan are unvested restricted shares issued to Carlos Alberini, the Company’s Chief Executive Officer, and Gary Friedman, who serves as the Company’s Creator and Curator, in replacement of certain of their performance-based units granted under the Team Resto Ownership Plan. With respect to the 1,331,548 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units, such shares begin to vest during the 36-month period following the initial public offering when the price of the Company’s common stock reaches a 10-day average closing price per share of $31.00 for at least 10 consecutive trading days, and such shares shall fully vest when the price of the Company’s common stock reaches a 10-day average closing price per share of $46.50 for at least 10 consecutive trading days (with proportional vesting in between). In addition, with respect to the 512,580 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units, such shares begin to vest during the 36-month period following the initial public offering when the 10-day average closing price of the Company’s common stock exceeds the initial public offering price of $24.00 per share for at least 10 consecutive trading days, and such shares fully vest when the 10-day average closing price of the Company’s common stock reaches a price per share of $31.00 for at least 10 consecutive trading days (with proportional vesting in between) during the period.

In connection with Mr. Friedman’s resignation and new role as the Creator and Curator, 1,185,511 shares of unvested stock he received in replacement of certain performance-based units will be marked to market every period until the required vesting criteria are met in accordance with ASC Topic 718.

During the three months ended May 4, 2013, 140,457 shares of the 1,331,548 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units had vested in accordance with the performance objective as described above. The Company recorded a non-cash compensation charge of $3.4 million related to these awards in the three months ended May 4, 2013 which is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

In May 2013, the remaining 748,159 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units had vested in accordance with the performance objective described above. The Company will record a non-cash compensation charge of $26.5 million related to these awards in the second quarter of fiscal 2013. No additional compensation expense will be recorded in future periods related to these awards.

2012 Stock Option Plan and 2012 Stock Incentive Plan

As of May 4, 2013, 8,246,577 options were outstanding with a weighted-average exercise price of $41.34 per share and 8,093,077 options were vested with a weighted-average exercise price of $41.48 per share.

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of May 4, 2013 was $24.9 million, $24.9 million, and $24.1 million, respectively. Stock options exercisable as of May 4, 2013 had a weighted-average remaining contractual life of 9.50 years.

As of May 4, 2013, the total unrecognized compensation expense related to unvested options was $1.2 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.76 years.

As of May 4, 2013, the Company had 41,713 unvested restricted stock unit awards with a weighted-average grant date fair value of $36.69 per share. No restricted stock unit awards vested during the three months ended May 4, 2013. As of May 4, 2013, there was $1.1 million of total unrecognized compensation expense related to unvested restricted stock unit awards which is expected to be recognized over a weighted-average period of 3.06 years.

The Company recorded stock-based compensation expense of $0.2 million in the three months ended May 4, 2013 with respect to grants of stock options and restricted stock unit awards, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

NOTE 11—RELATED PARTY TRANSACTIONS

The Company’s former Chairman and Co-Chief Executive Officer, Gary Friedman, resigned from these positions and as a director of the Company effective as of October 20, 2012. In connection with such resignation, Mr. Friedman and the Company entered into an advisory services agreement that provides for Mr. Friedman to advise the Company in his role as the Creator and Curator with respect to product development, merchandising and other creative matters. The agreement has a five-year term and is renewable for an additional five-year period. In addition, in connection with the Company’s initial public offering, Home Holdings has agreed to invest $5 million, consisting of $2.5 million in an initial tranche and up to $2.5 million in one or more additional tranches, directly or indirectly, in Hierarchy, LLC (“Hierarchy”), a newly formed entity in which Mr. Friedman has a controlling interest. If requested by Home Holdings and agreed to by the Company, the Company may make these subsequent investments. The Company will have the right to acquire all or a portion of Home Holdings’ interest in Hierarchy between the second and third anniversaries of the Company’s initial public offering, at the greater of the then fair market value and the price paid by Home Holdings. As of May 4, 2013, the initial investment tranche of $2.5 million had not been funded by Home Holdings.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no off balance sheet commitments as of May 4, 2013.

Contingencies

The Company is involved from time to time in various legal claims, actions and complaints arising in connection with its business. The outcome of matters in which the Company is involved cannot be determined at this time and the results cannot be predicted with certainty and could result in unexpected expenses and liability and could also materially adversely affect the Company’s operations.

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

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture from the Company’s business lines. Non-furniture includes lighting, textiles, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
Furniture	$171,373	$113,824
Non-furniture	129,964	104,090

Total net revenues	$301,337	$217,914

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three months ended May 4, 2013 or April 28, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of Restoration Hardware Holdings, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of Restoration Hardware Holdings, Inc. included in our most recent Form 10-K filed on April 29, 2013.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” in Part II of this quarterly report and in our most recent Form 10-K filed on April 29, 2013, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs and websites. We position our stores as showrooms for our brand, while our catalogs and websites act as virtual extensions of our stores. As of May 4, 2013, we operated a total of 70 retail stores, consisting of 62 Galleries, 5 Full Line Design Galleries and 3 Baby & Child Galleries, as well as 14 outlet stores throughout the United States and Canada.

Basis of Presentation and Results of Operations

The following table sets forth our statements of operations and other financial and operating data.

On November 7, 2012, Restoration Hardware Holdings, Inc. completed an initial public offering and acquired all of the outstanding shares of capital stock of Restoration Hardware, Inc. Outstanding units under the Team Resto Ownership Plan were exchanged for common stock of Restoration Hardware Holdings, Inc. at the time of its initial public offering. These transactions are referred to as the “Reorganization.” Restoration Hardware Holdings, Inc. has not engaged in any business or other activities except in connection with its formation and the Reorganization. Accordingly, all financial and other information herein relating to periods prior to the completion of the Reorganization is that of Restoration Hardware, Inc.

	Three Months Ended
	May 4, 2013	April 28, 2012
	(dollars in thousands, excluding per square foot store data)
Statements of Operations:
Net revenues	$301,337	$217,914
Cost of goods sold	199,460	142,646

Gross profit	101,877	75,268
Selling, general and administrative expenses	101,366	77,365

Income (loss) from operations	511	(2,097)
Interest expense	(840)	(1,575)

Loss before income taxes	(329)	(3,672)
Income tax expense (benefit)	(168)	56

Net loss	$(161)	$(3,728)

Other Financial and Operating Data:
Growth in net revenues:
Stores (1)	39%	16%
Direct	38%	20%
Total	38%	18%
Retail (2):
Comparable store sales change (3)	41%	26%
Retail stores open at beginning of period	71	74
Stores opened	2	3
Stores closed	3	3
Retail stores open at end of period	70	74
Total leased square footage at end of period (in thousands)	796	802
Total leased selling square footage at end of period (in thousands) (4)	521	522
Retail sales per leased selling square foot (5)	$284	$200
Direct:
Catalogs circulated (in thousands) (6)	—	14,906
Catalog pages circulated (in millions) (6)	—	7,363
Direct as a percentage of net revenues (7)	47%	47%
Capital expenditures	$9,737	$6,193
Adjusted net income (loss) (8)	$2,257	$(1,325)

(1)	Store data represents retail stores plus outlet stores. Net revenues for outlet stores for the three months ended May 4, 2013 and April 28, 2012 were $14.4 million and $10.9 million, respectively.
(2)	Retail data has been calculated based upon retail stores, which includes our Baby & Child stores and excludes outlet stores.
(3)	Comparable store sales have been calculated based upon retail stores that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. Comparable store net revenues exclude revenues from outlet stores.
(4)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage office space or similar matters. Leased selling square footage excludes exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,500 square feet related to one owned store location.
(5)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average leased selling square footage for the period.

(6)	The catalogs and catalog pages circulated from period to period do not take into account different page sizes per catalog distributed. Page sizes and page counts vary for different catalog mailings. Accordingly, period to period comparisons of catalogs circulated and catalog pages circulated do not take these variations into account.
(7)	Direct revenues include sales through our catalogs and websites.
(8)	Adjusted net income (loss) is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income (loss) as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income (loss) is included in this filing because management believes that adjusted net income (loss) provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net loss, the most directly comparable GAAP financial measure, to adjusted net income (loss) for the periods indicated below.

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Net loss	$(161)	$(3,728)
Adjustments pre-tax:
Management and pre-IPO board fees (a)	—	889
Non-cash compensation (b)	3,323	—
Secondary offering fees (c)	767	—
Lease termination costs (d)	—	575

Subtotal adjusted items	4,090	1,464
Impact of income tax items (e)	(1,672)	939

Adjusted net income (loss)	$2,257	$(1,325)

(a)	Represents fees paid in accordance with our management services agreement with Home Holdings, as well as fees and expense reimbursements paid to our Board of Directors prior to the initial public offering. All management fees were paid in full at the time of the initial public offering. Board fees and expenses subsequent to the initial public offering are not included in the above adjustments and are included in both the GAAP and adjusted net income amounts.
(b)	Includes a non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman.
(c)	Represents legal and other professional fees incurred in connection with our secondary offering.
(d)	Includes lease termination costs for retail stores that were closed prior to their respective lease termination dates.
(e)	Assumes a normalized tax rate of 40% for all periods presented.

The following table sets forth our consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended
	May 4, 2013	April 28, 2012
Statements of Operations:
Net revenues	100.0%	100.0%
Cost of goods sold	66.2	65.5

Gross profit	33.8	34.5
Selling, general and administrative expenses	33.6	35.5

Income (loss) from operations	0.2	(1.0)
Interest expense	(0.3)	(0.7)

Loss before income taxes	(0.1)	(1.7)
Income tax expense (benefit)	(0.1)	—

Net loss	—%	(1.7)%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our Stores revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our Direct revenues, which include sales through our catalogs and websites.

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Stores	$159,313	$114,676
Direct	142,024	103,238

Net revenues	$301,337	$217,914

Three Months Ended May 4, 2013 Compared to Three Months Ended April 28, 2012

Net revenues

Net revenues increased $83.4 million, or 38.3%, to $301.3 million in the three months ended May 4, 2013 compared to $217.9 million in the three months ended April 28, 2012. We had 70 and 74 retail stores open at May 4, 2013 and April 28, 2012, respectively. Stores sales increased $44.6 million, or 38.9%, to $159.3 million in the three months ended May 4, 2013 compared to $114.7 million in the three months ended April 28, 2012 due in large part to our comparable store sales increase of 41% in the three months ended May 4, 2013 compared to the three months ended April 28, 2012. Direct sales increased $38.8 million, or 37.6%, to $142.0 million in the three months ended May 4, 2013 compared to $103.2 million in the three months ended April 28, 2012. We believe that the increase in both comparable store and direct sales was due primarily to our customers’ favorable reaction to our merchandise assortment, including the expansion of existing product categories and the introduction of new product categories.

Gross profit

Gross profit increased $26.6 million, or 35.4%, to $101.9 million in the three months ended May 4, 2013 from $75.3 million in the three months ended April 28, 2012. As a percentage of net revenues, gross margin decreased 0.7% to 33.8% of net revenues in the three months ended May 4, 2013 from 34.5% of net revenues in the three months ended April 28, 2012.

This decrease was primarily driven by changes in product mix and strategic pricing on new product introductions. In addition, gross margin decreased due to increased freight costs resulting from a higher percentage of furniture sales during the period, which require greater shipping costs than our other products. These decreases in gross margins as a percentage of net revenues were partially offset by improvement in occupancy costs from leverage on the fixed portion of our store and distribution center occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $24.0 million, or 31.0%, to $101.4 million in the three months ended May 4, 2013 compared to $77.4 million in the three months ended April 28, 2012.

Selling, general and administrative expenses for the three months ended May 4, 2013 included (i) a $3.3 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman in connection with the Reorganization and initial public offering and (ii) $0.8 million of costs incurred in connection with our secondary offering.

The increase in selling, general and administrative expenses, excluding the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs, an increase in Gallery preopening costs, an increase in credit card fees due to increased revenues, an increase in corporate occupancy costs and an increase in advertising and marketing costs.

Excluding the one-time and non-cash compensations items for the three months ended May 4, 2013 mentioned above, selling, general and administrative expenses were 32.3% of net revenues for the three months ended May 4, 2013 compared to 35.5% of net revenues for the three months ended April 28, 2012. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage on the fixed portion of advertising and marketing costs, employment costs and professional fees, in each case as a percentage of net revenues.

Interest expense

Interest expense was $0.8 million in the three months ended May 4, 2013 compared to $1.6 million in the three months ended April 28, 2012. This decrease was primarily due to the repayment of the term loan in the fourth quarter of fiscal 2012, a decrease in the average borrowings under the revolving line of credit in the three months ended May 4, 2013 compared to the three months ended April 28, 2012, as well as an increase in capitalized interest expense associated with capital projects.

Income tax expense (benefit)

Income tax benefit was $0.2 million in the three months ended May 4, 2013 compared to income tax expense of $0.1 million in the three months ended April 28, 2012. Our effective tax rate was 51.06% in the three months ended May 4, 2013 compared to (1.51)% in the three months ended April 28, 2012. The increase in our effective tax rate was primarily due to no longer recording a U.S. valuation allowance against our net deferred tax assets, as well as non-deductible stock-based compensation charges.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations and the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, Source Books and other catalogs, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are merchandise inventories, prepaid catalog, accounts payable and other current liabilities. Our working capital is seasonal as a result of building inventory and paying for catalog costs for the key selling seasons, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our first fiscal quarter as we prepare for the outdoor selling season, which is in our second fiscal quarter, and they also generally increase in the third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and our availability to borrow under the revolving line of credit or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and payments due under our revolving line of credit for at least the next 12 – 24 months. Our investments in capital expenditures for the full fiscal year 2013 are planned at approximately $95 million to $100 million, of which $9.7 million was spent during the three months ended May 4, 2013. Our fiscal 2013 capital expenditures will primarily be related to our efforts to continue our growth and expansion, including construction of Full Line Design Galleries and infrastructure investments.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Used in operating activities	$(19,623)	$(8,967)
Used in investing activities	(9,737)	(6,193)
Provided by financing activities	30,653	16,853
Increase in cash and cash equivalents	1,315	1,693
Cash and cash equivalents at end of period	9,669	10,205

Net Cash Used In Operating Activities

Cash from operating activities consists primarily of net loss adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For the three months ended May 4, 2013, net cash used in operating activities was $19.6 million and consisted of an increase in working capital and other activities of $29.9 million and a net loss of $0.2 million, offset by non-cash items of $10.4 million. Working capital and other activities consisted primarily of increases in prepaid expense of $44.3 million primarily due to an increase in catalog costs associated with the Spring 2013 Source Book and the introduction of our Tableware and Objects of Curiosity Source Books, and an increase in inventory of $12.4 million in anticipation of the 2013 spring collection and outdoor selling season. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $26.0 million primarily due to timing of payments.

For the three months ended April 28, 2012, net cash used in operating activities was $9.0 million and consisted of an increase in working capital and other activities of $12.2 million and a net loss of $3.7 million, offset by non-cash expenses included in net loss of $7.0 million. Working capital and other activities consisted primarily of increases in inventory of $24.0 million in anticipation of the 2012 spring collection and outdoor selling season, prepaid expense of $13.2 million primarily due to an increase in catalog costs associated with the Spring 2012 Source Books, and accounts receivable of $5.8 million due to timing of payments received related to our credit card receivables. These uses of cash from working capital were partially offset by increases in accrued liabilities and accounts payable of $20.8 million primarily due to timing of payments, deferred revenue and customer deposits of $7.1 million due to the timing of shipments made at quarter end, and deferred rent and lease incentives of $4.4 million primarily due to entering into new lease agreements for Full Line Design Gallery locations and distribution centers.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in supply chain and systems infrastructure and capital expenditures related to new store openings and improvements.

For the three months ended May 4, 2013, net cash used in investing activities was $9.7 million primarily as a result of investments in new stores of $4.9 million and investment in supply chain and systems infrastructure of $4.8 million.

For the three months ended April 28, 2012, capital expenditures were $6.2 million as a result of investments in new stores of $4.3 million and investment in supply chain and systems infrastructure of $1.9 million.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings and repayments related to the revolving line of credit and capital leases.

For the three months ended May 4, 2013, net cash provided by financing activities was $30.7 million primarily due to an increase in net borrowings under the revolving line of credit of $31.5 million resulting from an increase in inventory purchases during the period and capital expenditures related to investments in new stores and our supply chain.

For the three months ended April 28, 2012, net cash provided by financing activities was $16.9 million primarily due to an increase in net borrowings under the revolving line of credit of $18.0 million resulting from an increase in inventory purchases during the period. This overall increase in cash provided by financing activities was partially offset by payments on capital lease obligations of $1.1 million.

Revolving Line of Credit

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders. This credit agreement modified a previous facility under which Restoration Hardware, Inc. had a revolving line of credit for up to $190.0 million as of July 30, 2011. As a result of the modification, the unamortized deferred financing fees of $0.2 million related to the previous line of credit on the date of the modification will be amortized over the life of the new revolving line of credit, which has a maturity date of August 3, 2016. Under the credit agreement, Restoration Hardware, Inc. has a revolving line of credit available of up to $417.5 million (following Restoration Hardware, Inc.’s exercise of the commitment increase option on November 1, 2012, as described below), of which $10.0 million is available to Restoration Hardware Canada, Inc. The credit agreement was further amended in January 2012 to add a $15.0 million term loan facility with a maturity date of July 6, 2015, which was repaid in full on November 7, 2012, as described below.

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

Borrowings under the revolving line of credit are subject to interest, at borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.74% as of May 4, 2013.

As of May 4, 2013, $114.0 million was outstanding under the revolving line of credit. As of May 4, 2013, Restoration Hardware, Inc.’s undrawn borrowing availability under the revolving line of credit was $138.5 million and there were $20.2 million in outstanding letters of credit.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The credit agreement does not contain any significant financial or coverage ratio covenants unless the availability under the revolving line of credit is less than the greater of (i) $17.5 million and (ii) 10% of the lesser of (A) the aggregate maximum commitments under the revolving line of credit and (B) the domestic borrowing base. If the availability under the revolving line of credit is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio is approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of May 4, 2013, Restoration Hardware, Inc. was in compliance with all covenants, and if the availability under the revolving line of credit were less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence. The credit agreement requires a daily sweep of cash to prepay the loans under the credit agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit to Restoration Hardware, Inc. is less than the greater of (A) $20.0 million and (B) 15% of the lesser of the aggregate maximum commitments and the domestic borrowing base.

Contractual Obligations

As of May 4, 2013, there were no material changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” section of our most recent Form 10-K filed with the SEC on April 29, 2013.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 4, 2013.

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

For further discussion regarding these policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our most recent Form 10-K filed with the SEC on April 29, 2013. There have been no material changes to the critical accounting policies and estimates listed in our most recent Form 10-K.

Recent Accounting Pronouncements

See Note 3—Recent Accounting Pronouncements to the accompanying condensed consolidated financial statements for a description of certain recently proposed accounting standards which may impact our financial statements in future reporting periods.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our revolving line of credit and, prior to its repayment on November 7, 2012, our term loan, which bear interest at variable rates. At May 4, 2013, $114.0 million was outstanding under the revolving line of credit. As of May 4, 2013, the undrawn borrowing availability under the revolving line of credit was $138.5 million, and there were $20.2 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended May 4, 2013, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our most recent Form 10-K filed with the SEC on April 29, 2013. There have been no material changes to the risks listed in our final prospectus.

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

Restoration Hardware Holdings, Inc.

Date: June 17, 2013	By:	/s/ Carlos Alberini
Carlos Alberini
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 17, 2013	By:	/s/ Karen Boone
Karen Boone
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)