Form 10-Q
period 2013-08-03
Restoration Hardware Holdings Inc
filed 2013-09-16
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

or

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

As of September 10, 2013, 38,912,765 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

PART I

Item 1. Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	August 3, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$15,012	$8,354
Accounts receivable—net	22,605	17,040
Merchandise inventories	406,676	353,329
Current deferred tax assets	36,984	37,006
Prepaid expense and other current assets	96,126	77,029

Total current assets	577,403	492,758
Property and equipment—net	154,008	111,406
Goodwill	122,538	122,601
Trademarks and domain names	47,410	47,410
Other intangible assets—net	1,782	2,713
Non-current deferred tax assets	19,988	6,873
Other assets	6,235	5,852

Total assets	$929,364	$789,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$205,551	$145,353
Deferred revenue and customer deposits	52,764	41,643
Other current liabilities	38,691	32,428

Total current liabilities	297,006	219,424
Revolving line of credit	87,575	82,501
Deferred rent and lease incentives	31,453	30,784
Other long-term obligations	13,957	5,293

Total liabilities	429,991	338,002

Commitments and contingencies (See Note 13 to the unaudited Condensed Consolidated Financial Statements)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 38,912,765 shares issued and outstanding as of August 3, 2013 and 38,856,251 shares issued and 37,967,635 shares outstanding as of February 2, 2013	4	4
Additional paid-in capital	571,714	505,883
Accumulated other comprehensive income	1,138	1,211
Accumulated deficit	(73,483)	(55,487)

Total stockholders’ equity	499,373	451,611

Total liabilities and stockholders’ equity	$929,364	$789,613

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net revenues	$382,098	$292,906	$683,435	$510,820
Cost of goods sold	242,872	178,779	442,332	321,425

Gross profit	139,226	114,127	241,103	189,395
Selling, general and administrative expenses	167,006	94,465	268,372	171,830

Income (loss) from operations	(27,780)	19,662	(27,269)	17,565
Interest expense	(1,191)	(1,479)	(2,031)	(3,054)

Income (loss) before income taxes	(28,971)	18,183	(29,300)	14,511
Income tax expense (benefit)	(11,136)	567	(11,304)	623

Net income (loss)	$(17,835)	$17,616	$(17,996)	$13,888

Weighted-average shares used in computing basic and diluted net income (loss) per share	38,712,000	1,000	38,394,013	1,000
Basic and diluted net income (loss) per share	$(0.46)	$17,616	$(0.47)	$13,888

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income (loss)	$(17,835)	$17,616	$(17,996)	$13,888
Foreign currency translation adjustment—net of tax	(42)	(8)	(73)	35

Total comprehensive income (loss)	$(17,877)	$17,608	$(18,069)	$13,923

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,996)	$13,888
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,228	12,892
Excess tax benefit from exercise of stock options	(1,032)	—
Stock-based compensation expense	64,282	738
Deferred income taxes	(13,108)	—
Amortization of financing fees	335	309
Change in assets and liabilities:
Accounts receivable	(5,566)	(5,660)
Merchandise inventories	(53,483)	(29,639)
Prepaid expense and other current assets	(18,371)	(24,464)
Other assets	(628)	395
Accounts payable and accrued expenses	45,813	8,894
Deferred revenue and customer deposits	11,121	13,180
Other current liabilities	5,959	(758)
Deferred rent and lease incentives	764	5,310
Other long-term obligations	111	282

Net cash provided by (used in) operating activities	31,429	(4,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(30,616)	(13,517)
Purchase of trademarks and other intangible assets	—	(304)

Net cash used in investing activities	(30,616)	(13,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	750,376	566,808
Gross repayments under revolving line of credit	(745,302)	(544,673)
Payments on capital leases	(760)	(2,104)
Stock options exercised	695	—
Excess tax benefit from exercise of stock options	1,032	—
Tax withholdings related to issuance of stock-based awards	(178)	—

Net cash provided by financing activities	5,863	20,031

Effects of foreign currency exchange rate translation	(18)	13

Net increase in cash and cash equivalents	6,658	1,590
Cash and cash equivalents
Beginning of period	8,354	8,512

End of period	$15,012	$10,102

Non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses at period end	$14,425	$2,590
Amounts capitalized under build-to-suit transactions	$10,122	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. These products are sold through the Company’s stores, catalogs and websites. As of August 3, 2013, the Company operated a total of 70 retail stores and 17 outlet stores in 29 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

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

On May 20, 2013, the Company completed a follow-on offering of 9,974,985 shares of common stock at an offering price of $50.00 per share, which included 1,301,085 shares sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. All of the shares sold in the offering were sold by existing stockholders of the Company. No shares were sold by the Company in the offering, and, as such, the Company did not receive any of the proceeds from such sales.

On July 17, 2013, the Company completed a second follow-on offering of 8,000,000 shares of common stock at an offering price of $70.00 per share. On August 14, 2013, in connection with the full exercise of the option to purchase additional shares granted to the underwriters, an additional 1,200,000 shares were sold at a price of $70.00 per share. All of the shares sold in the offering were sold by existing stockholders of the Company. No shares were sold by the Company in the offering, and, as such, the Company did not receive any of the proceeds from such sales.

During the three months ended August 3, 2013, the Company determined that lease agreements for two future Full Line Design Gallery locations met the capitalization criteria under ASC 840, Leases. As a result, the Company recorded $10 million related to build-to-suit transactions, which is recorded within property and equipment, and other long-term obligations on the condensed consolidated balance sheets.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to fairly state the Company’s financial position as of August 3, 2013, and the results of operations and changes of cash flows for the three and six months ended August 3, 2013 and July 28, 2012, which each consist of thirteen and twenty-six week periods, respectively. The Company’s current fiscal year ends on February 1, 2014 (“fiscal 2013”).

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

The results of operations for the three and six months ended August 3, 2013 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

The following table presents the unaudited comparative effect of the change in accounting method and its impact on key components of the Company’s condensed consolidated statements of operations (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	July 28, 2012		July 28, 2012
	Graded Method	Straight-Line Method	Graded Method	Straight-Line Method
Net revenues	$292,906	$292,906	$510,820	$510,820
Cost of goods sold	178,779	178,779	321,425	321,425

Gross profit	114,127	114,127	189,395	189,395
Selling, general and administrative expense	94,328	94,465	171,729	171,830

Income from operations	19,799	19,662	17,666	17,565
Interest expense	(1,479)	(1,479)	(3,054)	(3,054)

Income before income taxes	18,320	18,183	14,612	14,511
Income tax expense	567	567	623	623

Net income	$17,753	$17,616	$13,989	$13,888

Shares used in computing basic and diluted net income per share	1,000	1,000	1,000	1,000
Basic and diluted net income per share	$17,753	$17,616	$13,989	$13,888

The change did not impact cash flows from total operating, investing or financing activities for the six months ended July 28, 2012.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued a new exposure draft, Leases (the “Exposure Draft”), which would replace the existing guidance in ASC Topic 840, Leases. Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. The comment period for the Exposure Draft ended on September 13, 2013. If and when effective, this Exposure Draft will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting standards will have on its consolidated financial statements.

NOTE 4—PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	August 3, 2013	February 2, 2013
Prepaid catalog	$56,769	$43,828
Vendor deposits	25,439	20,383
Prepaid expense	12,563	11,479
Other current assets	1,355	1,339

Total prepaid expense and other current assets	$96,126	$77,029

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of August 3, 2013 (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value		Useful Life
Intangible assets subject to amortization:
Core technologies	$6,580	$(6,580)	$—	$—		5 years
Fair value of leases
Fair market write-up	10,443	(8,707)	46	1,782		(2)
Fair market write-down	(2,591)	1,934	—	(657	)(1)	(2)

Total intangible assets subject to amortization	14,432	(13,353)	46	1,125
Intangible assets not subject to amortization:
Goodwill	122,285	—	253	122,538
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$184,127	$(13,353)	$299	$171,073

(1)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.
(2)	The fair value of each lease is amortized over the life of the respective lease. The longest lease for which a fair value adjustment was recorded has a termination date in January 2019.

The following sets forth the goodwill and intangible assets as of February 2, 2013 (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value		Useful Life
Intangible assets subject to amortization:
Core technologies	$6,580	$(6,141)	$—	$439		5 years
Fair value of leases
Fair market write-up	10,737	(8,511)	48	2,274		(2)
Fair market write-down	(2,591)	1,789	—	(802	)(1)	(2)

Total intangible assets subject to amortization	14,726	(12,863)	48	1,911
Intangible assets not subject to amortization:
Goodwill	122,285	—	316	122,601
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$184,421	$(12,863)	$364	$171,922

(1)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.
(2)	The fair value of each lease is amortized over the life of the respective lease. The longest lease for which a fair value adjustment was recorded has a termination date in January 2019.

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	August 3, 2013	February 2, 2013
Accounts payable	$122,585	$81,608
Accrued compensation	22,464	16,621
Accrued freight and duty	21,668	17,639
Accrued catalog costs	13,400	6,906
Accrued sales taxes	12,604	12,783
Accrued occupancy	6,850	5,842
Other accrued expenses	5,980	3,954

Total accounts payable and accrued expenses	$205,551	$145,353

Accounts payable includes negative cash balances due to outstanding checks of $18.2 million and $28.1 million as of August 3, 2013 and February 2, 2013, respectively.

NOTE 7—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	August 3, 2013	February 2, 2013
Financing obligations under build-to-suit transactions	$9,820	$—
Unrecognized tax benefits	2,293	2,311
Long-term capital lease obligations	568	1,603
Other long-term liabilities	1,276	1,379

Total other long-term liabilities	$13,957	$5,293

NOTE 8—LINE OF CREDIT

As of August 3, 2013, $87.6 million was outstanding under the revolving line of credit and the undrawn borrowing availability under the revolving line of credit was $207.6 million. There were $23.0 million and $19.5 million in outstanding letters of credit as of August 3, 2013 and February 2, 2013, respectively.

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars, or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.52% as of August 3, 2013.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of August 3, 2013, the Company was in compliance with all covenants contained in the credit agreement.

NOTE 9—INCOME TAXES

The effective tax rate was 38.44% and 3.12% for the three months ended August 3, 2013 and July 28, 2012, respectively. The effective tax rate was 38.58% and 4.30% for the six months ended August 3, 2013 and July 28, 2012, respectively. The increase in the effective tax rate for both the three and six months ended August 3, 2013 was primarily due to non-deductible stock-based compensation charges, the Company no longer recording a U.S. valuation allowance against net deferred tax assets and other non-deductible expenses.

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

As of August 3, 2013, the Company has retained a valuation allowance of $0.3 million against deferred tax assets for its Shanghai operations.

As of both August 3, 2013 and February 2, 2013, $1.8 million of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other long-term obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of August 3, 2013, $0.3 million of the exposures related to unrecognized tax benefits are expected to decrease in the next 12 months due to the lapse of the statute of limitations.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax asset accounts were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company has accrued $0.5 million of interest expense associated with exposures as of both August 3, 2013 and February 2, 2013.

NOTE 10—EARNINGS PER SHARE

For the three and six months ended August 3, 2013, options and restricted stock units of 9,362,066 and 70,697, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive due to the Company’s net loss in both periods. The Company did not have any anti-dilutive securities in the three and six months ended July 28, 2012 because all securities granted in those periods were granted by Home Holdings.

The weighted-average number of shares for the three and six months ended July 28, 2012 is calculated by giving effect to the capitalization of Restoration Hardware Holdings, Inc., as if such event had been completed as of the beginning of the periods.

NOTE 11—STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with applicable guidance, which requires the Company to estimate the value of securities issued based upon an option-pricing model and recognize this estimated value as compensation expense over the vesting periods.

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $60.7 million and $0.3 million in the three months ended August 3, 2013 and July 28, 2012, respectively. The Company recorded stock-based compensation expense of $64.3 million and $0.7 million in the six months ended August 3, 2013 and July 28, 2012, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

The Company recognizes expense associated with performance-based awards when it becomes probable that the performance condition will be met. Once it becomes probable that a participant will vest, the Company recognizes compensation expense equal to the number of shares which have vested multiplied by the fair value of the related shares measured at the grant date. The Company recorded stock-based compensation expense related to performance-based awards of $26.5 million and $29.9 million in the three and six months ended August 3, 2013, respectively, which is included in the total stock-based compensation amounts above. No expense was recorded in the three or six months ended July 28, 2012 related to performance-based awards.

2012 Stock Option Plan and 2012 Stock Incentive Plan

On July 2, 2013, in connection with Mr. Friedman’s reappointment as Chairman and Co-Chief Executive Officer, the Company granted a stock option to Mr. Friedman under the 2012 Stock Incentive Plan to purchase 1,000,000 shares of its common stock, with an exercise price of $75.43, which is equal to the closing price of the Company’s common stock on the date of grant. This option is fully vested as of the date of grant but any shares issued upon exercise of the option will be subject to selling restrictions which are scheduled to lapse in three equal installments on the third, fourth and fifth anniversaries of the grant date. The fully vested option resulted in a one-time non-cash stock-based compensation charge of $33.7 million.

As of August 3, 2013, 9,362,066 options were outstanding with a weighted-average exercise price of $45.63 per share and 8,982,566 options were vested with a weighted-average exercise price of $45.46 per share.

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of August 3, 2013 was $224.2 million, $224.2 million, and $216.8 million, respectively. Stock options exercisable as of August 3, 2013 had a weighted-average remaining contractual life of 9.32 years.

As of August 3, 2013, the total unrecognized compensation expense related to unvested options was $6.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.30 years.

As of August 3, 2013, the Company had 70,697 unvested restricted stock unit awards with a weighted-average grant date fair value of $49.97 per share. During the three and six months ended August 3, 2013, 6,666 restricted stock unit awards with a weighted-average grant date fair value of $39.00 per share vested. As of August 3, 2013, there was $3.0 million of total unrecognized compensation expense related to unvested restricted stock unit awards which is expected to be recognized over a weighted-average period of 3.92 years.

2012 Equity Replacement Plan

In connection with the Reorganization, the Board of Directors adopted the Restoration Hardware 2012 Equity Replacement Plan (the “Replacement Plan”), and outstanding units under the Team Resto Ownership Plan were replaced with vested and unvested shares of common stock under the Replacement Plan, in some cases subject to selling restrictions.

A portion of the shares issued under the Replacement Plan were unvested restricted shares issued to Carlos Alberini and Gary Friedman, the Company’s Co-Chief Executive Officers, in replacement of certain of their performance-based units granted under the Team Resto Ownership Plan. With respect to the 1,331,548 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units, such shares began to vest during the period following the initial public offering when the price of the Company’s common stock reached a 10-day average closing price per share of $31.00 for at least 10 consecutive trading days, and such shares fully vested when the price of the Company’s common stock reached a 10-day average closing price per share of $46.50 for at least 10 consecutive trading days. In addition, with respect to the 512,580 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units, such shares began to vest during the period following the initial public offering when the 10-day average closing price of the Company’s common stock exceeded the initial public offering price of $24.00 per share for at least 10 consecutive trading days, and such shares fully vested when the 10-day average closing price of the Company’s common stock reached a price per share of $31.00 for at least 10 consecutive trading days.

During the three and six months ended August 3, 2013, 748,159 shares and 888,616 shares of the 1,331,548 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units vested in accordance with the performance objectives described above. As all shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units had vested as of August 3, 2013, no additional compensation expense will be recorded in future periods related to these awards.

In October 2012, Mr. Friedman resigned from his positions of Chairman and Co-Chief Executive Officer and entered into an advisory services agreement that provided for Mr. Friedman to advise the Company in his role as the Creator and Curator with respect to product development, merchandising and other creative matters. In July 2013, Mr. Friedman was reappointed by the Company as Chairman and Co-Chief Executive Officer. In connection with Mr. Friedman’s advisory role of Creator and Curator from October 2012 to June 2013, 1,185,511 shares of unvested stock he received in replacement of certain performance-based units were marked to market every period through the satisfaction of the vesting criteria in accordance with ASC Topic 718. During the three and six months ended August 3, 2013, the Company recorded non-cash compensation charges of $26.1 million and $29.5 million, respectively, related to these awards issued to Gary Friedman.

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

NOTE 12—RELATED PARTY TRANSACTIONS

In October 2012, Mr. Friedman resigned as Chairman and Co-Chief Executive Officer of the Company. In connection with such resignation, Mr. Friedman and the Company entered into an advisory services agreement that provided for Mr. Friedman to advise the Company in his role as the Creator and Curator with respect to product development, merchandising and other creative matters. The agreement had a five-year term and was renewable for an additional five-year period. In addition, in connection with the Company’s initial public offering, Home Holdings agreed to invest $5 million, consisting of $2.5 million in an initial tranche and up to $2.5 million in one or more additional tranches, directly or indirectly, in Hierarchy, LLC (“Hierarchy”), a newly formed entity in which Mr. Friedman had a controlling interest. If requested by Home Holdings and agreed to by the Company, the Company could make these subsequent investments. The Company had the right to acquire all or a portion of Home Holdings’ interest in Hierarchy between the second and third anniversaries of the Company’s initial public offering, at the greater of the then fair market value and the price paid by Home Holdings.

In addition, Home Holdings had assigned to the Company its right of first offer and co-sale right over the sale by Mr. Friedman of his interests in Hierarchy, its right of first offer over the sale of Hierarchy or any of its lines of business and its preemptive rights on issuances of additional interests in Hierarchy. The agreements among Hierarchy, Home Holdings, Mr. Friedman and the Company contemplated that the Company would enter into an agreement to provide Hierarchy with back office, logistics, supply chain and administrative support, with pricing determined based on the fair market value of such services. Unless otherwise agreed by Home Holdings, for two years from the date of the Hierarchy operating agreement, Hierarchy’s line of business would be limited to apparel and apparel related businesses. In addition, Hierarchy would be permanently prohibited from entering into lines of business in which the Company is engaged and certain lines of business in which the Company may become engaged (other than luggage, which Hierarchy may enter into after such two year period).

On July 2, 2013, Mr. Friedman, was reappointed Co-Chief Executive Officer and Chairman of the Company’s Board of Directors. In addition, on July 2, 2013, Hierarchy and Mr. Friedman waived all of Home Holdings’ obligations to invest in Hierarchy and all of Home Holdings’ rights with respect to Hierarchy were canceled, and the Company subsequently acquired all the outstanding interests of Hierarchy. As a result of the acquisition of Hierarchy, in the three months ended August 3, 2013 the Company wrote off all outstanding receivables in connection with certain consulting services provided to Hierarchy, and recorded a charge of $0.2 million.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no off balance sheet commitments as of August 3, 2013.

Contingencies

The Company is involved in lawsuits, claims and proceedings incident to the ordinary course of its business. These disputes, which are not currently material, are increasing in number as the business expands and the Company grows larger. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The outcome of matters in which the Company is involved cannot be determined at this time and the results cannot be predicted with certainty and could result in unexpected expenses and liability and could also materially adversely affect the Company’s operations.

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

NOTE 14—SEGMENT REPORTING

The Company defines an operating segment on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Co-Chief Executive Officers (or Chief Executive Officer during the time period in which Mr. Friedman did not hold such position) are its CODM and there is one operating segment. Therefore, the Company reports as a single segment. This includes all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s website and sales through the Company’s stores.

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Furniture	$222,441	$168,089	$393,814	$281,913
Non-furniture	159,657	124,817	289,621	228,907

Total net revenues	$382,098	$292,906	$683,435	$510,820

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three or six months ended August 3, 2013 or July 28, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our most recent Form 10-K filed on April 29, 2013.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs and websites. We position our stores as showrooms for our brand, while our catalogs and websites act as virtual extensions of our stores. As of August 3, 2013, we operated a total of 70 retail stores, consisting of 62 Galleries, 5 Full Line Design Galleries and 3 Baby & Child Galleries, as well as 17 outlet stores throughout the United States and Canada.

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

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(dollars in thousands, excluding per square foot store data)
Statement of Operations Data:
Net revenues	$382,098	$292,906	$683,435	$510,820
Cost of goods sold	242,872	178,779	442,332	321,425

Gross profit	139,226	114,127	241,103	189,395
Selling, general and administrative expenses	167,006	94,465	268,372	171,830

Income (loss) from operations	(27,780)	19,662	(27,269)	17,565
Interest expense	(1,191)	(1,479)	(2,031)	(3,054)

Income (loss) before income taxes	(28,971)	18,183	(29,300)	14,511
Income tax expense (benefit)	(11,136)	567	(11,304)	623

Net income (loss)	$(17,835)	$17,616	$(17,996)	$13,888

Other Financial and Operating Data:
Growth in net revenues:
Stores (1)	28%	21%	33%	19%
Direct	33%	29%	35%	25%
Total	30%	24%	34%	22%
Retail (2):
Comparable store sales change (3)	26%	31%	33%	29%
Retail stores open at beginning of period	70	74	71	74
Stores opened	—	—	2	3
Stores closed	—	1	3	4
Retail stores open at end of period	70	73	70	73
Total leased square footage at end of period (in thousands)	796	792	796	792
Total leased selling square footage at end of period (in thousands) (4)	521	516	521	516
Retail sales per selling square foot (5)	$353	$281	$638	$481
Direct:
Catalogs circulated (in thousands) (6)	7,995	225	7,995	15,131
Catalog pages circulated (in millions) (6)	5,691	54	5,691	7,417
Direct as a percentage of net revenues (7)	47%	46%	47%	46%
Capital expenditures	$20,879	$7,324	$30,616	$13,517
Adjusted net income (8)	$19,793	$12,245	$22,050	$10,920

(1)	Store data represents retail stores plus outlet stores. Net revenues for outlet stores for the three months ended August 3, 2013 and July 28, 2012 were $20.6 million and $13.4 million, respectively. Net revenues for outlet stores for the six months ended August 3, 2013 and July 28, 2012 were $35.0 million and $24.3 million, respectively.
(2)	Retail data has been calculated based upon retail stores, which includes our Baby & Child stores and excludes outlet stores.
(3)	Comparable store sales have been calculated based upon retail stores that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Comparable store net revenues exclude revenues from outlet stores.
(4)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters. Leased selling square footage excludes exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,500 square feet related to one owned store location.
(5)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average leased selling square footage for the period.
(6)	The catalogs and catalog pages circulated from period to period do not take into account different page sizes per catalog distributed. Page sizes and page counts vary for different catalog mailings and we sometimes mail different versions of a catalog at the same time. Accordingly, period to period comparisons of catalogs circulated and catalog pages circulated do not take these variations into account.
(7)	Direct revenues include sales through our catalogs and websites.
(8)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below (in thousands).

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income (loss)	$(17,835)	$17,616	$(17,996)	$13,888
Adjustments pre-tax:
Management and pre-IPO board fees (a)	—	1,198	—	2,087
Non-cash compensation (b)	59,832	—	63,155	—
Follow-on offering fees (c)	2,128	—	2,895	—
Lease termination costs (d)	—	(961)	—	(386)
Special committee investigation and remediation (e)	—	1,989	—	1,989

Subtotal adjusted items	61,960	2,226	66,050	3,690
Impact of income tax items (f)	(24,332)	(7,597)	(26,004)	(6,658)

Adjusted net income	$19,793	$12,245	$22,050	$10,920

(a)	Represents fees paid in accordance with our management services agreement with Home Holdings, as well as fees and expense reimbursements paid to our Board of Directors prior to the initial public offering. All management fees were paid in full at the time of the initial public offering. Board fees and expenses subsequent to the initial public offering are not included in the above adjustments and are included in both the GAAP and adjusted net income (loss) amounts.
(b)	Includes non-cash compensation charges related to the performance-based vesting of certain shares granted to Mr. Friedman, as well as the one-time, fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013. All other equity related awards granted to employees are not included in the above adjustments and are included in both the GAAP and adjusted net income (loss) amounts.
(c)	Represents legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.
(d)	Includes lease termination costs for retail stores that were closed prior to their respective lease termination dates. The amounts in the three and six months ended July 28, 2012 relate to changes in estimates regarding liabilities for future lease payments for closed stores.
(e)	Represents legal and other professional fees, incurred in connection with the investigation conducted by the special committee of the Board of Directors relating to Mr. Friedman and our subsequent remedial actions.
(f)	Assumes a normalized tax rate of 40% for all periods presented.

The following table sets forth our consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Statements of Operations:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.6	61.0	64.7	62.9

Gross profit	36.4	39.0	35.3	37.1
Selling, general and administrative expenses	43.7	32.3	39.3	33.7

Income (loss) from operations	(7.3)	6.7	(4.0)	3.4
Interest expense	(0.2)	(0.5)	(0.3)	(0.6)

Income (loss) before income taxes	(7.5)	6.2	(4.3)	2.8
Income tax expense (benefit)	(2.8)	0.2	(1.7)	0.1

Net income (loss)	(4.7)%	6.0%	(2.6)%	2.7%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our Stores revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our Direct revenues, which include sales through our catalogs and websites (in thousands).

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2013	August 3, 2013	July 28, 2012
Stores	$204,309	$159,253	$363,622	$273,928
Direct	177,789	133,653	319,813	236,892

Net revenues	$382,098	$292,906	$683,435	$510,820

Three Months Ended August 3, 2013 Compared to Three Months Ended July 28, 2012

Net revenues

Net revenues increased $89.2 million, or 30%, to $382.1 million in the three months ended August 3, 2013 compared to $292.9 million in the three months ended July 28, 2012. We had 70 and 73 retail stores open at August 3, 2013 and July 28, 2012, respectively. Stores sales increased $45.0 million, or 28%, to $204.3 million in the three months ended August 3, 2013 compared to $159.3 million in the three months ended July 28, 2012 due in large part to our comparable store sales increase of 26% in the three months ended August 3, 2013 compared to the three months ended July 28, 2012. Direct sales increased $44.1 million, or 33%, to $177.8 million in the three months ended August 3, 2013 compared to $133.7 million in the three months ended July 28, 2012. We believe that the increase in both comparable store and direct sales was due primarily to our customers’ favorable reaction to our merchandise assortment, including the expansion of existing product categories and the introduction of new product categories.

Gross profit

Gross profit increased $25.1 million, or 22%, to $139.2 million in the three months ended August 3, 2013 from $114.1 million in the three months ended July 28, 2012.

Gross profit as a percentage of net revenues decreased 2.6% to 36.4% in the three months ended August 3, 2013 from 39.0% in the three months ended July 28, 2012. This decrease was primarily driven by strategic pricing on new product introductions, changes in product mix, and the timing of certain promotional events. In addition, gross profit as a percentage of net revenues decreased due to increased freight costs resulting from a larger percentage of furniture sales during the period, which incur higher shipping costs than our other products. These decreases in gross profit as a percentage of net revenues were partially offset by improvement in occupancy costs as a percentage of net revenues from leverage on the fixed portion of our store occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $72.5 million, or 77%, to $167.0 million in the three months ended August 3, 2013 compared to $94.5 million in the three months ended July 28, 2012.

Selling, general and administrative expenses for the three months ended August 3, 2013 included: (i) a $33.7 million non-cash compensation charge related to the one-time, fully vested option to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer, (ii) a $26.1 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman in connection with the Reorganization and initial public offering, and (iii) $2.1 million of costs incurred in connection with our follow-on offerings in May 2013 and July 2013.

The increase in selling, general and administrative expenses, excluding the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs, an increase in credit card fees due to increased revenues and an increase in corporate occupancy costs. These increases were partially offset by a decrease in professional fees and other corporate expenses, as well as reduced advertising and marketing costs due to a decrease in the Spring 2013 Source Book circulation. In addition, advertising and marketing costs decreased as a result of the modification to our Source Book strategy for fiscal 2013. Due to the current strength of our business, the continued evolution of our Source Book model and the enhanced ability to connect with our customers through digital and electronic marketing, we are eliminating the mailing of our Fall 2013 Source Book and plan to mail an annual edition each Spring.

Excluding the one-time and non-cash compensations items for the three months ended August 3, 2013 mentioned above, selling, general and administrative expenses were 27.5% of net revenues for the three months ended August 3, 2013 compared to 32.3% of net revenues for the three months ended July 28, 2012. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a decrease in advertising and marketing costs, professional fees and other corporate expenses.

Interest expense

Interest expense was $1.2 million in the three months ended August 3, 2013 compared to $1.5 million in the three months ended July 28, 2012. This decrease was primarily due to the repayment of the term loan in the fourth quarter of fiscal 2012, as well as a decrease in the average borrowings under the revolving line of credit in the three months ended August 3, 2013 compared to the three months ended July 28, 2012.

Income tax expense (benefit)

Income tax was a benefit of $11.1 million in the three months ended August 3, 2013 compared to an expense of $0.6 million in the three months ended July 28, 2012. Our effective tax rate was 38.44% in the three months ended August 3, 2013 compared to 3.12% in the three months ended July 28, 2012. The increase in our effective tax rate was primarily due to non-deductible stock-based compensation charges, the Company no longer recording a U.S. valuation allowance against our net deferred tax assets and other non-deductible expenses.

Six Months Ended August 3, 2013 Compared to Six Months Ended July 28, 2012

Net revenues

Net revenues increased $172.6 million, or 34%, to $683.4 million in the six months ended August 3, 2013 compared to $510.8 million in the six months ended July 28, 2012. We had 70 and 73 retail stores open at August 3, 2013 and July 28, 2012, respectively. Stores sales increased $89.7 million, or 33%, to $363.6 million in the six months ended August 3, 2013 compared to $273.9 million in the six months ended July 28, 2012 due in large part to our comparable store sales increase of 33% in the six months ended August 3, 2013 compared to the six months ended July 28, 2012. Direct sales increased $82.9 million, or 35%, to $319.8 million in the six months ended August 3, 2013 compared to $236.9 million in the six months ended July 28, 2012. We believe that the increase in both comparable store and direct sales was due primarily to our customers’ favorable reaction to our merchandise assortment, including the expansion of existing product categories and the introduction of new product categories.

Gross profit

Gross profit increased $51.7 million, or 27%, to $241.1 million in the six months ended August 3, 2013 from $189.4 million in the six months ended July 28, 2012.

Gross profit as a percentage of net revenues decreased 1.8% to 35.3% in the six months ended August 3, 2013 from 37.1% in the six months ended July 28, 2012. This decrease was primarily driven by strategic pricing on new product introductions and changes in product mix. In addition, gross profit as a percentage of net revenues decreased due to increased freight costs resulting from a larger percentage of furniture sales during the period, which incur higher shipping costs than our other products. These decreases in gross profit as a percentage of net revenues were partially offset by improvement in occupancy costs as a percentage of net revenues from leverage on the fixed portion of our store and distribution center occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $96.5 million, or 56%, to $268.4 million in the six months ended August 3, 2013 compared to $171.8 million in the six months ended July 28, 2012.

Selling, general and administrative expenses for the six months ended August 3, 2013 included: (i) a $33.7 million non-cash compensation charge related to the one-time, fully vested option to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer, (ii) a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman in connection with the Reorganization and initial public offering, and (iii) $2.9 million of costs incurred in connection with our follow-on offerings in May 2013 and July 2013.

The increase in selling, general and administrative expenses, excluding the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs, an increase in credit card fees due to increased revenues, an increase in corporate occupancy costs and an increase in Gallery preopening costs. These increases were partially offset by a decrease in professional fees and other corporate expenses, as well as reduced advertising and marketing costs due to a decrease in the Spring 2013 Source Book circulation and a shift in the timing of the Source Book in-home dates compared to the prior year. In addition, advertising and marketing costs decreased as a result of the modification to our Source Book strategy for fiscal 2013.

Excluding the one-time and non-cash compensations items for the six months ended August 3, 2013 mentioned above, selling, general and administrative expenses were 29.6% of net revenues for the six months ended August 3, 2013 compared to 33.7% of net revenues for the six months ended July 28, 2012. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a decrease in advertising and marketing costs, professional fees and other corporate expenses, as well as leverage on the fixed portion of our employment costs.

Interest expense

Interest expense was $2.0 million in the six months ended August 3, 2013 compared to $3.1 million in the six months ended July 28, 2012. This decrease was primarily due to the repayment of the term loan in the fourth quarter of fiscal 2012, a decrease in the average borrowings under the revolving line of credit in the six months ended August 3, 2013 compared to the six months ended July 28, 2012, as well as an increase in capitalized interest expense associated with capital projects.

Income tax expense (benefit)

Income tax was a benefit of $11.3 million in the six months ended August 3, 2013 compared to an expense of $0.6 million in the six months ended July 28, 2012. Our effective tax rate was 38.58% in the six months ended August 3, 2013 compared to 4.30% in the six months ended July 28, 2012. The increase in our effective tax rate was primarily due to non-deductible stock-based compensation charges, the Company no longer recording a U.S. valuation allowance against our net deferred tax assets and other non-deductible expenses.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations and the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, Source Books and other catalogs, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are merchandise inventories, capitalized catalog costs, accounts payable and other current liabilities. Our working capital is seasonal as a result of building inventory and paying for catalog costs for the key selling seasons, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our first fiscal quarter as we prepare for the outdoor selling season, which is in our second fiscal quarter, and they also generally increase in the third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and our availability to borrow under the revolving line of credit or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and payments due under our revolving line of credit for at least the next 12 – 24 months. Our investments in capital expenditures for fiscal 2013 are planned at approximately $95 million to $100 million, of which $30.6 million was spent during the six months ended August 3, 2013. Our fiscal 2013 capital expenditures will primarily be related to our efforts to continue our growth and expansion, including construction of Full Line Design Galleries and infrastructure investments.

Cash Flow Analysis

The following table presents a summary of operating, investing, and financing activities (in thousands):

	Six Months Ended
	August 3, 2013	July 28, 2012
Provided by (used in) operating activities	$31,429	$(4,633)
Used in investing activities	(30,616)	(13,821)
Provided by financing activities	5,863	20,031
Increase in cash and cash equivalents	6,658	1,590
Cash and cash equivalents at end of period	15,012	10,102

Net Cash Provided By (Used In) Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For the six months ended August 3, 2013, net cash provided by operating activities was $31.4 million and consisted of non-cash items of $63.7 million, offset by a net loss of $18.0 million and an increase in working capital and other activities of $14.3 million. Working capital and other activities consisted primarily of an increase in inventory of $53.5 million in anticipation of the 2013 Fall selling season and in order to improve our in-stock positions and reduce backorders, and an increase in prepaid expense of $18.4 million primarily due to increased catalog costs associated with the Spring 2013 Source Book and the introduction of our Tableware and Objects of Curiosity Source Books. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $45.8 million primarily due to timing of payments and increases in deferred revenue and customers deposits of $11.1 million due to the timing of shipments made at fiscal quarter end and increased special orders.

For the six months ended July 28, 2012, net cash used in operating activities was $4.6 million and consisted of an increase in working capital and other activities of $32.4 million, offset by net income of $13.9 million and non-cash items of $13.9 million. Working capital and other activities consisted primarily of increases in inventory of $29.6 million in anticipation of future demand and as a result of the increased capacity available due to opening a new distribution center at the end of fiscal 2011, prepaid expenses of $24.5 million primarily due to an increase in catalog costs associated with the Source Book strategy, and accounts receivable of $5.7 million due to timing of payments received related to our credit card receivables. These uses of cash from working capital components were partially offset by sources of cash from increases in deferred revenue and customer deposits of $13.2 million due to the timing of shipments made at fiscal quarter end, increases in accrued liabilities and accounts payable of $8.9 million primarily due to timing of payments and increases in deferred rent and lease incentives of $5.3 million due to our new Boston location.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in supply chain and systems infrastructure and capital expenditures related to growth and expansion, including construction of Full Line Design Galleries.

For the six months ended August 3, 2013, net cash used in investing activities was $30.6 million primarily as a result of investment in supply chain and systems infrastructure of $19.8 million and investments in new stores of $10.8 million.

For the six months ended July 28, 2012, capital expenditures were $13.8 million as a result of investments in new stores of $7.4 million, investment in supply chain and systems infrastructure of $6.1 million and the purchase of new domain names for $0.3 million.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings and repayments related to the revolving line of credit and capital leases.

For the six months ended August 3, 2013, net cash provided by financing activities was $5.9 million primarily due to an increase in net borrowings under the revolving line of credit of $5.1 million, as well as excess tax benefits from the exercise of stock options of $1.0 million and net proceeds from the exercise of stock options of $0.7 million. This overall increase in cash provided by financing activities was partially offset by payments on capital lease obligations of $0.8 million.

For the six months ended July 28, 2012, net cash provided by financing activities was $20.0 million primarily due to an increase in net borrowings under the revolving line of credit of $22.1 million resulting from an increase in inventory purchases made during the period. This overall increase in cash provided by financing activities was partially offset by payments on capital lease obligations of $2.1 million.

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

On November 7, 2012, Restoration Hardware, Inc. made payments of $75.7 million on its revolving line of credit and repaid its outstanding term loan of $15.0 million in full. Such payments were funded from the proceeds received as a result of our initial public offering. Upon the repayment of the term loan in full, the remaining debt issuance costs of $0.2 million related to the term loan were expensed.

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

Borrowings under the revolving line of credit are subject to interest, at borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.52% as of August 3, 2013.

As of August 3, 2013, $87.6 million was outstanding under the revolving line of credit. As of August 3, 2013, Restoration Hardware, Inc.’s undrawn borrowing availability under the revolving line of credit was $207.6 million and there were $23.0 million in outstanding letters of credit.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The credit agreement does not contain any significant financial or coverage ratio covenants unless the availability under the revolving line of credit is less than the greater of (i) $17.5 million and (ii) 10% of the lesser of (A) the aggregate maximum commitments under the revolving line of credit and (B) the domestic borrowing base. If the availability under the revolving line of credit is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio is approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of August 3, 2013, Restoration Hardware, Inc. was in compliance with all covenants, and if the availability under the revolving line of credit were less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence. The credit agreement requires a daily sweep of cash to prepay the loans under the credit agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit to Restoration Hardware, Inc. is less than the greater of (A) $20.0 million and (B) 15% of the lesser of the aggregate maximum commitments and the domestic borrowing base.

Contractual Obligations

As of August 3, 2013, there were no material changes outside of the ordinary course of business to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” section of our most recent Form 10-K filed with the SEC on April 29, 2013.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of August 3, 2013.

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

Recent Accounting Pronouncements

See Note 3—Recent Accounting Pronouncements to the accompanying condensed consolidated financial statements for a description of recently proposed accounting standards which may impact our financial statements in future reporting periods.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our revolving line of credit and, prior to its repayment on November 7, 2012, our term loan, which bear interest at variable rates. At August 3, 2013, $87.6 million was outstanding under the revolving line of credit. As of August 3, 2013, the undrawn borrowing availability under the revolving line of credit was $207.6 million, and there were $23.0 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the weighted-average interest rate on the revolving line of credit during the three and six months ended August 3, 2013, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. Except as set forth below, there have been no material changes to the risks listed in our most recent Form 10-K. Certain information in the following risk factors has been updated:

•	The risk factor entitled “Changes in consumer spending or the housing market may significantly harm our revenue and results of operations.”

•	The risk factor entitled “We are undertaking a large number of business initiatives at the same time and if these new initiatives are not successful, they may have a negative impact on our operating results.”

•	The risk factor entitled “We are exploring opportunities to expand into new categories or complementary businesses. If we are not successful in these new categories or business areas, it may have an adverse effect on our results of operations and our reputation.”

•	The risk factor entitled “Gary Friedman was recently re-appointed as our Chairman and Co-Chief Executive Officer. Mr. Friedman previously resigned from his positions as Chairman and Co-Chief Executive Officer in October 2012 following an investigation by a special committee of non-management directors of the board and thereafter served as our advisor for approximately eight months. There can be no assurance that this transition will not have an adverse impact on us.”

•	The risk factor entitled “If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.”

•	The risk factor entitled “Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms, and if we are unable to borrow sufficient capital, it could have a significant negative effect on our business.”

•	The risk factor entitled “A number of factors that affect our ability to successfully open new stores within the time frames we initially target or optimize our store footprint are beyond our control, and these factors may harm our ability to execute our strategy of sizing stores to the potential of each market, which may negatively affect our results of operations.”

•	The risk factor entitled “Competition in the home furnishings sector of the retail market and other sectors in which we may compete may adversely affect our future financial performance.”

•	The risk factor entitled “Our business depends upon the successful operation of our distribution facilities, furniture home delivery hubs and customer service center, as well as our ability to fulfill orders and to deliver our merchandise to our customers in a timely manner.”

•	The risk factor entitled “Our failure to successfully manage the costs of our catalog and promotional mailings could have a negative impact on our business.”

•	The risk factor entitled “There are claims made against us and/or our management from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.”

•	The risk factor entitled “Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets, including net operating loss carryforwards, may result in volatility of our operating results.”

•	The risk factor entitled “Changes to accounting rules or regulations may adversely affect our results of operations.”

•	The risk factor entitled “Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.”

•	The risk factor entitled “Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.”

•	The risk factor entitled “Home Holdings, Catterton and Tower Three continue to have significant influence over us, including over decisions that require the approval of stockholders, and their interests in our business may be different from yours.”

•	The risk factor entitled “Effective May 20, 2013, we ceased to be a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules upon completion of our May 2013 offering. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period until May 20, 2014.”

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending in the retail home furnishings sector and other sectors in which we may compete, including, among other things, the general state of the economy, capital and credit markets, consumer confidence, general business conditions, the availability and cost of consumer credit, the level of consumer debt, interest rates, level of taxes affecting consumers, housing prices, new construction and other activity in the housing sector and the state of the mortgage industry and other aspects of consumer credit tied to housing, including the availability and pricing of mortgage refinancings and home equity lines of credit. We believe that a number of these factors have had, and may continue to have, an adverse impact on the retail home furnishings sector, and have also affected our business and results, and these factors may make it difficult for us to accurately predict our operating and financial results for future periods. The housing market may be commencing a recovery after a prolonged downtrend, and rising levels of home purchases and remodelings, in turn, may increase consumer spending on home furnishings. However, the overall economic outlook remains uncertain and there can be no assurance that any economic or housing recovery will be sustained or that our business will continue to perform well even in a stronger housing market.

We are undertaking a large number of business initiatives at the same time and if these new initiatives are not successful, they may have a negative impact on our operating results.

We are experiencing rapid growth and undertaking a large number of new business initiatives. For example, we have developed and continue to refine and enhance our Full Line Design Gallery format which involves larger store square footage. We plan to continue to open Full Line Design Galleries in select major metropolitan markets and we expect to close a number of our older stores and replace them with the Full Line Design Gallery format. If we fail to successfully manage and execute our strategy involving substantially larger store square footage, our results of operations may be adversely affected. We also continue to add new product categories and to expand product assortments. For example, we introduced our new Tableware category in Spring 2013 and plan to launch RH Kitchen in 2014. We are currently contemplating other new product lines and extensions and complementary brand-enhancing businesses, as well as expanding sales to international markets. In addition, we are continuing a number of new initiatives in other areas of our business, including product sourcing and distribution and management information systems. For example, we have reduced the use of third-party buying agents in most foreign locations. Further, we continue to evolve our Source Book strategy. We may incur costs for these new initiatives before we realize any corresponding revenue.

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

We are engaged in ongoing efforts to explore new business opportunities that we believe can leverage our current business platform. We have developed a number of new product categories and extensions over the last several years, including Garden & Outdoor, Baby & Child, Small Spaces, Tableware, and Objects of Curiosity as well as our planned launch of RH Kitchen, RH Contemporary Art, RH Antiques & Artifacts, Leather and Rugs. We also have introduced other merchandise categories that enhance the customer experience in our Full Line Design Galleries, including fresh cut flowers, magazines and tea. We plan further brand-enhancing offerings, such as in hospitality or a café, wine bar or restaurant adjacent to, or inside of, select Full Line Design Galleries. We also plan to develop RH Atelier, a curated, artisan-crafted luxury brand that will focus on the development of apparel, accessories, footwear and jewelry. We are incubating a number of other new ideas for potential expansion of our business, some of which may become new core categories or new store concepts and others of which may be primarily offered as enrichment of the customer experience.

Developing and testing new business opportunities will involve us in business operations and areas of expertise that would be new to our organization and may require significant time and resources that may divert management’s attention from other business activities. We may not achieve wide market acceptance or generate revenue sufficient to recoup the cost of developing and operating such new concepts, which in turn could have a material adverse effect on our results of operations. Any new businesses we enter may expose us to additional laws, regulations and risks, including the risk that we may incur ongoing operating expenses in such businesses in excess of revenues, which could harm our results of operations and financial condition. The financial profile of any such new businesses may be different than our current financial profile, which could affect our financial performance and the market price for our common stock.

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

Gary Friedman was recently re-appointed as our Chairman and Co-Chief Executive Officer. Mr. Friedman previously resigned from his positions as Chairman and Co-Chief Executive Officer in October 2012 following an investigation by a special committee of non-management directors of the board and thereafter served as our advisor for approximately eight months. There can be no assurance that this transition will not have an adverse impact on us.

Effective July 2, 2013, Gary Friedman serves as our Co-Chief Executive Officer with Carlos Alberini. Mr. Friedman also serves as Creator and Curator, and as Chairman of our Board of Directors. Mr. Friedman previously served as Chairman and as Co-Chief Executive Officer with Mr. Alberini from June 2010 through October 2012. Prior to June 2010, Mr. Friedman was our Chief Executive Officer and Chairman. In October 2012, Mr. Friedman

resigned as Co-Chief Executive Officer and as a director and agreed to serve in an advisory capacity as our Creator and Curator following an investigation by a special committee of non-management directors of the board assisted by independent counsel prompted by disclosure that Mr. Friedman and a Company employee were engaged in a personal relationship, described by the parties as consensual. The investigation concluded that Mr. Friedman engaged in activities that were inconsistent with the board of directors’ expectations for executive conduct as previously communicated by the board of directors and failed to comply with certain Company policies. We incurred $4.8 million of expenses related to the investigation. There can be no assurance that we will not incur expenses or claims in the future related to the conduct that was the subject of the investigation or similar conduct that has occurred in the past or, given Mr. Friedman’s continued involvement with the Company, may occur in the future. There can be no assurance that this transition will not have an adverse impact on us.

If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

The success of our business depends upon the continued service of our key personnel, including our Co-Chief Executive Officers, Gary Friedman and Carlos Alberini. The loss of the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals. In addition, we do not maintain key man life insurance policies on any of our key personnel. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of our key personnel.

Mr. Alberini’s and Mr. Friedman’s equity ownership in our Company has given them a substantial amount of personal wealth. As a result, it may be difficult for us to continue to retain and motivate them, and this wealth could affect their decisions about whether or not they continue to perform services for us. If we do not succeed in retaining and motivating Mr. Alberini and Mr. Friedman, we may be unable to achieve our historical growth rates.

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

Our operations have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the outdoor selling season in our second fiscal quarter and the holiday selling season in our fourth fiscal quarter. In addition, we have invested significant capital expenditures in remodeling and opening new stores and these capital expenditures have increased and will continue to increase in fiscal 2013 and succeeding fiscal periods as we open additional Full Line Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2012, we spent $27.8 million for capital expenditures related to new stores and remodeling, and we incurred $21.3 million of additional capital expenditures related to supply chain investments and systems infrastructure. We anticipate our capital expenditure requirements to be approximately $95 million to $100 million for fiscal 2013, of which $30.6 million was spent during the first six months of fiscal 2013. We plan to continue our growth and expansion, including opening Full Line Design Galleries in select major metropolitan markets, pursuing category extensions of our brand, and exploring new business areas. We purchased the building and land for our store in San Francisco but we have relied upon leases with landlords for our other locations to date. As we develop new stores in the future, we may explore other models for our real estate which could include joint ventures or other forms of equity ownership in the real estate interests associated with new sites and buildings. These approaches might require greater capital investment than a traditional store lease with a landlord.

We depend on our ability to generate cash flows from operating activities, as well as revolving borrowings under the Restoration Hardware, Inc. revolving line of credit, to finance the carrying costs of our inventory, to pay for capital expenditures and operating expenses and to support our growth strategy. As of August 3, 2013, we had borrowed $87.6 million under the revolving line of credit and had $207.6 million available for borrowing. Various factors may impact our lenders’ willingness to provide funds to us, including:

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

A number of factors that affect our ability to successfully open new stores within the time frames we initially target or optimize our store footprint are beyond our control, and these factors may harm our ability to execute our strategy of sizing stores to the potential of each market, which may negatively affect our results of operations.

We are focused on sizing our assortments and our stores to the potential of each market by adjusting the square footage and number of stores on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Full Line Design Galleries in key markets and relocating or closing selected stores in these or adjacent markets. When we address the introduction of new stores in a particular market or changes to, or closure of, existing stores, we must make a series of decisions regarding the size and location of new stores (or the existing stores slated to undergo changes or closure) and the impact on our other existing stores in the area.

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

Competition in the home furnishings sector of the retail market and other sectors in which we may compete may adversely affect our future financial performance.

The home furnishings sector within the retail market is highly competitive. We currently compete with the interior design trade and specialty stores, as well as antique dealers and other merchants that provide unique items and custom-designed product offerings at higher price points. We also compete with national and regional home furnishing retailers and department stores. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. We compete with these and other retailers for customers, suitable retail locations, vendors, qualified employees and management personnel. Many of our competitors have significantly greater financial, marketing and other resources than we do and therefore may be able to adapt to changes in customer preferences more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. In addition, increased catalog mailings by our competitors may adversely affect response rates to our own catalog mailings. Moreover, increased competition may result, and has resulted in the past, in potential or actual litigation between us and our competitors relating to such activities as competitive sales, hiring practices and other matters. As a result, increased competition may adversely affect our future financial performance, and we cannot assure you that we will be able to compete successfully in the future.

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

In January 2012, we opened a furniture home delivery hub in Avenel, New Jersey and, in February 2012, we opened a furniture distribution center in North East, Maryland. We also recently expanded our West Coast distribution center in Mira Loma, California, reduced the size of our furniture delivery hub in Tracy, California and have entered into a lease in connection with a planned distribution center in Grand Prairie, Texas. We also expanded into an additional 400,000 square feet at our West Jefferson, Ohio distribution center in May 2013, and we are planning to in-source home furniture delivery services in two additional markets in 2013. As a result of these and other efforts with respect to our distribution facilities, we may encounter operational difficulties with respect to our facilities, such as disruptions in transitioning fulfillment orders to the new distribution facilities and problems associated with operating new facilities or reducing the size and changing functions of existing facilities, and any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

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

We have announced a plan to discontinue the mailing of our Fall Source Book starting in 2013 and to mail an annual edition each Spring. We cannot predict how customers will react to this change in our Source Book strategy. If customer interest in our products or our brand declines, or if the effectiveness of our Source Book in generating sales weakens due to this new strategy, our sales, business and operations could be negatively impacted.

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

From time to time we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including but not limited to consumer protection class action litigation, claims related to our collection of reproductions, claims related to our employment practices, claims of intellectual property infringement, including with respect to trademarks and trade dress, and claims asserting unfair competition and unfair business practices by third parties. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Our Co-Chief Executive Officer, Mr. Alberini was employed by Guess?, Inc., which has been subject to a tax audit and assessment proceeding in Italy. There is a related proceeding by a prosecutor in Italy that has been initiated with respect to several current and former members of the Guess Europe management team as well as Mr. Alberini. There can be no assurance as to the exact timing or outcome of the Italian prosecutorial proceeding or that it will not require Mr. Alberini to devote substantial time in addressing this matter prior to its final resolution. Guess?, Inc. has reported a settlement of this tax proceeding in Italy and we expect that the related proceeding regarding Mr. Alberini will be resolved favorably. Litigation and other claims and regulatory proceedings against us or our management could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

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

We are subject to income taxes in the United States and certain foreign jurisdictions. We record income tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Under United States federal and state income tax laws, if over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited. Changes in ownership can occur due to transactions in our stock or the issuance of additional shares of our common stock or, in certain circumstances, securities convertible into our common stock. Certain transactions we have completed, including our going private transaction in June 2008, and the sale of shares contemplated in our initial public offering and July 2013 offering may impact the timing of the utilization of our net operating loss carryforwards. Furthermore, it is possible that transactions in our stock that may not be within our control may cause us to exceed the 50% cumulative change threshold and may impose a limitation on the utilization of our net operating loss carryforwards in the future. Any such limitation on the timing of utilizing our net operating loss carryforwards would increase the use of cash to settle our tax obligations. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, in August 2010, the Financial Accounting Standards Board (“FASB”) issued an exposure draft outlining proposed changes to current lease accounting in FASB Accounting Standards Codification (“Codification” or “ASC”) 840, “Leases.” In July 2011, the FASB made the decision to issue a revised exposure draft, which was issued in May 2013. The comment period for the Exposure Draft ended on September 13, 2013. The proposed new accounting pronouncement, if ultimately adopted in its proposed form, could result in significant changes to current accounting, including the capitalization of leases on the balance sheet that currently are recorded off balance sheet as operating leases. While this change would not impact the cash flow related to our store leases, it could adversely impact our consolidated financial statements and could therefore impact our ability to raise financing from banks or other sources.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. All of our outstanding shares of common stock are freely tradable, except for (i) 345,111 shares issued under our 2012 Equity Replacement Plan that are subject to additional time-based resale restrictions and (ii) any other shares of our common stock that are held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”), which are restricted securities under the Securities Act. Under the registration rights agreement, Home Holdings, Catterton and Tower Three have registration rights whereby Home Holdings, Catterton or Tower Three can require us to register under the Securities Act any shares owned by Home Holdings, Catterton or Tower Three as of the date of our initial public offering. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We, our executive officers and directors and certain other stockholders have agreed, subject to certain exceptions, not to sell or transfer any common stock, or securities convertible into, exchangeable for, exercisable for or repayable with common stock, for 75 days after the date of our July 2013 offering, without first obtaining written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co., representatives of the underwriters.

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

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Home Holdings owns approximately 8.9 million shares, or 22.9%, of our outstanding common stock. Of that amount, Catterton beneficially owns approximately 4.0 million shares, or 10.2%, of our outstanding common stock, Tower Three beneficially owns approximately 3.9 million shares, or 10.0%, of our outstanding common stock, and Glenhill beneficially owns approximately 1.0 million shares, or 2.7%, of our outstanding common stock.

Our certificate of incorporation provides for a waiver of the corporate opportunity doctrine with respect to Home Holdings and its affiliates, including the Principal Equity Holders. If Home Holdings or its affiliates, including the Principal Equity Holders, participate in any such corporate opportunity, Thomas Mottola and Barry Sternlicht, two of our directors, will also be afforded a waiver of the corporate opportunity doctrine in connection with any participation by them in any such corporate opportunity.

Our Principal Equity Holders are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Principal Equity Holders may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as Home Holdings or our Principal Equity Holders, or other funds controlled by or associated with our Principal Equity Holders, continue to indirectly own a significant amount of our outstanding common stock, even if such amount represents less than a majority, Home Holdings and our Principal Equity Holders will continue to be able to strongly influence our decisions. The concentration of ownership in the hands of our Principal Equity Holders may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

Effective May 20, 2013, we ceased to be a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules upon completion of our May 2013 offering. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period until May 20, 2014.

Effective May 20, 2013, Home Holdings ceased to control a majority of our voting common stock. As a result, we ceased to be a “controlled company” within the meaning of the NYSE corporate governance standards. In accordance with NYSE requirements, before we ceased to be a “controlled company,” we appointed at least one independent member to each of the compensation and nominating and governance committees. NYSE rules also require that we appoint at least a majority of independent members to such committees within 90 days of the date we ceased to be a “controlled company,” or August 13, 2013, and that we appoint compensation and nominating and governance committees composed entirely of independent directors and appoint a majority of independent directors to our board of directors within one year of such date, or May 20, 2014. During these transition periods, we may elect not to comply with certain NYSE corporate governance requirements, including:

•	the requirement that a majority of our board of directors consists of independent directors;

•	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Accordingly, during these transition periods, stockholders will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Common Stock during the Three Months Ended August 3, 2013

During the three months ended August 3, 2013, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
May 5, 2013 to June 1, 2013
No activity	—	$—
June 2, 2013 to July 6, 2013
Employee transactions (1)	2,505	71.07
July 7, 2013 to August 3, 2013
No activity	—	—

Total	2,505	$71.07

(1)	Reflects shares withheld from delivery (under the terms of grants under the 2012 Stock Incentive Plan) to offset tax withholding obligations of the employee recipients that occur upon the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Bylaws of Restoration Hardware Holdings, Inc.	8-K	001-3572	July 2, 2013	3.1

10.1	Executive Employment Agreement dated as of July 2, 2013 between the Company and Gary Friedman.	8-K	001-3572	July 3, 2013	10.1

10.2	Amendment to Amended and Restated Employment Agreement, dated as of July 2, 2013, between the Company and Carlos Alberini.	8-K	001-3572	July 3, 2013	10.2

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Extension Definition	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Hardware Holdings, Inc.

Date: September 16, 2013	By:	/s/ Gary Friedman
Gary Friedman
Chairman, Co-Chief Executive Officer, Creator and Curator
(Co-Principal Executive Officer)

Date: September 16, 2013	By:	/s/ Carlos Alberini
Carlos Alberini
Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: September 16, 2013	By:	/s/ Karen Boone
Karen Boone
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)