Form 10-Q
period 2013-11-02
Restoration Hardware Holdings Inc
filed 2013-12-17
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

or

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

As of December 10, 2013, 38,905,743 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) as of November 2, 2013, and February 2, 2013	2
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended November 2, 2013, and October 27, 2012	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended November 2, 2013, and October 27, 2012	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended November 2, 2013, and October 27, 2012	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27

PART I

Item 1.	Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	November 2, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,197	$8,354
Accounts receivable—net	22,041	17,040
Merchandise inventories	448,150	353,329
Current deferred tax assets	36,993	37,006
Prepaid expense and other current assets	88,181	77,029

Total current assets	603,562	492,758
Property and equipment—net	190,069	111,406
Goodwill	122,529	122,601
Trademarks and domain names	47,410	47,410
Other intangible assets—net	1,541	2,713
Non-current deferred tax assets	19,741	6,873
Other assets	7,246	5,852

Total assets	$992,098	$789,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$209,228	$145,353
Deferred revenue and customer deposits	51,250	41,643
Other current liabilities	50,465	32,428

Total current liabilities	310,943	219,424
Revolving line of credit	108,245	82,501
Deferred rent and lease incentives	34,151	30,784
Other long-term obligations	29,850	5,293

Total liabilities	483,189	338,002

Commitments and contingencies (See Note 13 to the unaudited Condensed Consolidated Financial Statements)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 38,905,743 shares issued and outstanding as of November 2, 2013 and 38,856,251 shares issued and 37,967,635 shares outstanding as of February 2, 2013	4	4
Additional paid-in capital	574,428	505,883
Accumulated other comprehensive income	935	1,211
Accumulated deficit	(63,934)	(55,487)
Treasury stock, at cost	(2,524)	—

Total stockholders’ equity	508,909	451,611

Total liabilities and stockholders’ equity	$992,098	$789,613

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net revenues	$395,832	$284,171	$1,079,267	$794,991
Cost of goods sold	255,032	182,291	697,364	503,716

Gross profit	140,800	101,880	381,903	291,275
Selling, general and administrative expenses	116,940	99,886	385,312	271,716

Income (loss) from operations	23,860	1,994	(3,409)	19,559
Interest expense	(2,165)	(1,544)	(4,196)	(4,598)

Income (loss) before income taxes	21,695	450	(7,605)	14,961
Income tax expense (benefit)	12,146	(1,235)	842	(612)

Net income (loss)	$9,549	$1,685	$(8,447)	$15,573

Weighted-average shares used in computing basic net income (loss) per share	38,888,208	1,000	38,558,952	1,000
Basic net income (loss) per share	$0.25	$1,685	$(0.22)	$15,573
Weighted-average shares used in computing diluted net income (loss) per share	41,053,211	1,000	38,558,952	1,000
Diluted net income (loss) per share	$0.23	$1,685	$(0.22)	$15,573

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income (loss)	$9,549	$1,685	$(8,447)	$15,573
Foreign currency translation adjustment—net of tax	(203)	66	(276)	101

Total comprehensive income (loss)	$9,346	$1,751	$(8,723)	$15,674

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,447)	$15,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,959	19,485
Excess tax benefit from exercise of stock options	(1,440)	—
Stock-based compensation expense	65,847	1,102
Deferred income taxes	(12,872)	(260)
Non-cash interest expense	897	472
Change in assets and liabilities:
Accounts receivable	(5,003)	(7,287)
Merchandise inventories	(94,980)	(87,933)
Prepaid expense and other current assets	(10,053)	(35,170)
Other assets	(1,920)	(733)
Accounts payable and accrued expenses	48,258	48,504
Deferred revenue and customer deposits	9,607	16,529
Other current liabilities	18,323	1,157
Deferred rent and lease incentives	3,476	10,171
Other long-term obligations	(1,197)	(1,629)

Net cash provided by (used in) operating activities	30,455	(20,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(57,622)	(25,631)
Purchase of trademarks and other intangible assets	—	(310)

Net cash used in investing activities	(57,622)	(25,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	1,190,178	910,551
Gross repayments under revolving line of credit	(1,164,434)	(845,357)
Payments on capital leases	(1,418)	(3,088)
Stock options exercised	1,436	—
Excess tax benefit from exercise of stock options	1,440	—
Tax withholdings related to issuance of stock-based awards	(178)	—
Capitalized initial public offering costs	—	(9,118)

Net cash provided by financing activities	27,024	52,988

Effects of foreign currency exchange rate translation	(14)	28

Net increase (decrease) in cash and cash equivalents	(157)	7,056
Cash and cash equivalents
Beginning of period	8,354	8,512

End of period	$8,197	$15,568

Non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses at period end	$15,667	$2,182
Property and equipment acquired under build-to-suit transactions	$24,734	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. These products are sold through the Company’s stores, catalogs and websites. As of November 2, 2013, the Company operated a total of 70 retail stores and 17 outlet stores in 29 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

The Company was formed on August 18, 2011 and capitalized on September 2, 2011 as a holding company for the purposes of facilitating an initial public offering of common equity and was a direct subsidiary of Home Holdings, LLC, a Delaware limited liability company (“Home Holdings”) until May 20, 2013.

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

On May 20, 2013, the Company completed a follow-on offering of 9,974,985 shares of common stock at an offering price of $50.00 per share, which included 1,301,085 shares sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. All of the shares sold in the offering were sold by existing stockholders of the Company. No shares were sold by the Company in the offering, and, as such, the Company did not receive any of the proceeds from such sales. Effective May 20, 2013, the Company ceased being a subsidiary of Home Holdings, as a result of the sale, by Home Holdings, of a majority of our voting common stock.

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

During the nine months ended November 2, 2013, the Company determined that lease agreements for three future Full Line Design Gallery locations met the capitalization criteria under ASC 840, Leases. As a result, the Company recorded $24.7 million related to build-to-suit transactions, which is recorded within property and equipment, and other long-term obligations on the condensed consolidated balance sheets. Additionally, during the nine months ended November 2, 2013, the Company recorded $0.6 million related to interest expense for these build-to-suit transactions.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments necessary to fairly state the Company’s financial position as of November 2, 2013, and the results of operations for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, and changes of cash flows for the thirty-nine weeks ended November 2, 2013 and October 27, 2012. The Company’s current fiscal year ends on February 1, 2014 (“fiscal 2013”).

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

The results of operations for the three and nine months ended November 2, 2013 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3—PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	November 2, 2013	February 2, 2013
Prepaid catalog	$46,969	$43,828
Vendor deposits	26,665	20,383
Prepaid expense and other current assets	14,547	12,818

Total prepaid expense and other current assets	$88,181	$77,029

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of November 2, 2013 (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value		Useful Life
Intangible assets subject to amortization:
Core technologies	$6,580	$(6,580)	$—	$—		5 years
Fair value of leases
Fair market write-up	10,443	(8,947)	45	1,541		(2)
Fair market write-down	(2,591)	2,006	—	(585	)(1)	(2)

Total intangible assets subject to amortization	14,432	(13,521)	45	956
Intangible assets not subject to amortization:
Goodwill	122,285	—	244	122,529
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$184,127	$(13,521)	$289	$170,895

(1)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.
(2)	The fair value of each lease is amortized over the life of the respective lease. The longest lease for which a fair value adjustment was recorded has a termination date in January 2019.

The following sets forth the goodwill and intangible assets as of February 2, 2013 (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value		Useful Life
Intangible assets subject to amortization:
Core technologies	$6,580	$(6,141)	$—	$439		5 years
Fair value of leases
Fair market write-up	10,737	(8,511)	48	2,274		(2)
Fair market write-down	(2,591)	1,789	—	(802	)(1)	(2)

Total intangible assets subject to amortization	14,726	(12,863)	48	1,911
Intangible assets not subject to amortization:
Goodwill	122,285	—	316	122,601
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$184,421	$(12,863)	$364	$171,922

(1)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.
(2)	The fair value of each lease is amortized over the life of the respective lease. The longest lease for which a fair value adjustment was recorded has a termination date in January 2019.

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	November 2, 2013	February 2, 2013
Accounts payable	$123,143	$81,608
Accrued compensation	26,697	16,621
Accrued freight and duty	21,320	17,639
Accrued sales taxes	12,908	12,783
Accrued occupancy	10,097	5,842
Accrued catalog costs	7,052	6,906
Other accrued expenses	8,011	3,954

Total accounts payable and accrued expenses	$209,228	$145,353

Accounts payable includes negative cash balances due to outstanding checks of $20.2 million and $28.1 million as of November 2, 2013 and February 2, 2013, respectively.

NOTE 6—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	November 2, 2013	February 2, 2013
Financing obligations under build-to-suit transactions	$23,716	$—
Long-term notes payable for share repurchases	2,524	—
Unrecognized tax benefits	1,814	2,311
Other long-term liabilities	1,796	2,982

Total other long-term liabilities	$29,850	$5,293

NOTE 7—LINE OF CREDIT

As of November 2, 2013, $108.2 million was outstanding under the revolving line of credit and the undrawn borrowing availability under the revolving line of credit was $290.6 million. There were $18.0 million and $19.5 million in outstanding letters of credit as of November 2, 2013 and February 2, 2013, respectively.

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars, or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.9% as of November 2, 2013.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of November 2, 2013, the Company was in compliance with all covenants contained in the credit agreement.

NOTE 8—INCOME TAXES

The effective tax rate was 55.99% and (274.75)% for the three months ended November 2, 2013 and October 27, 2012, respectively. The effective tax rate was 11.07% and (4.09)% for the nine months ended November 2, 2013 and October 27, 2012, respectively. The increase in the effective tax rate for the three and nine months ended November 2, 2013 was primarily due to non-deductible stock-based compensation charges, the fact that the Company is no longer recording a U.S. valuation allowance against net deferred tax assets, and other non-deductible expenses. Additionally, the effective tax rate for the three and nine months ended October 27, 2012 reflected a net favorable income tax benefit due to the reversal of income tax contingencies resulting from the conclusion of a Canadian audit examination.

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

As of November 2, 2013, the Company has retained a valuation allowance of $0.3 million against deferred tax assets for its Shanghai operations.

As of November 2, 2013 and February 2, 2013, $1.5 million and $1.8 million, respectively, of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other long-term obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of November 2, 2013, $0.4 million of the exposures related to unrecognized tax benefits are expected to decrease in the next 12 months due to the lapse of the statute of limitations.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax asset accounts were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company has accrued $0.3 million and $0.5 million of interest expense associated with exposures as of November 2, 2013 and February 2, 2013, respectively.

NOTE 9—EARNINGS PER SHARE

For the three months ended November 2, 2013, options and restricted stock units of 1,294,006 and 37,662, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended November 2, 2013, basic and diluted shares were equal as the Company was in a loss position. The Company did not have any anti-dilutive securities in the three and nine months ended October 27, 2012 because all securities granted in those periods were granted by Home Holdings.

The weighted-average number of shares for the three and nine months ended October 27, 2012 is calculated by giving effect to the capitalization of Restoration Hardware Holdings, Inc., as if such event had been completed as of the beginning of the periods.

NOTE 10—SHARE REPURCHASES

Certain options and awards granted under the Company’s ownership and stock plans contain a repurchase right, which may be exercised at the Company’s discretion in the event that the employee terminates employment with the Company. During the three months ended November 2, 2013, the Company repurchased 37,883 shares of common stock from former employees. The shares were purchased at a weighted-average price of $66.64 per share and were settled with the issuance of promissory notes bearing interest at 5%, paid annually, with principal due at the end of the 10-year term. As of November 2, 2013, the aggregate unpaid principal amount of the promissory notes was approximately $2.5 million.

NOTE 11—STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with applicable guidance, which requires the Company to estimate the value of securities issued based upon an option-pricing model and recognize this estimated value as compensation expense over the vesting periods.

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $1.6 million and $0.4 million in the three months ended November 2, 2013 and October 27, 2012, respectively. The Company recorded stock-based compensation expense of $65.8 million and $1.1 million in the nine months ended November 2, 2013 and October 27, 2012, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

The Company recognizes expense associated with performance-based awards when it becomes probable that the performance condition will be met. Once it becomes probable that an award will vest, the Company recognizes compensation expense for employees of the Company equal to the number of shares which have vested multiplied by the fair value of the related shares measured at the grant date. In connection with the Reorganization and initial public offering, Mr. Friedman received shares of unvested stock in replacement of certain performance-based units. These units were marked to market every period through the satisfaction of the vesting criteria in accordance with ASC Topic 718, Stock Compensation, due to his advisory role of Creator and Curator from October 2012 to June 2013. The Company recorded stock-based compensation expense related to performance-based awards of $29.9 million in the nine months ended November 2, 2013, which is included in the total stock-based compensation amounts above. No expense was recorded related to performance-based awards in the three months ended November 2, 2013 or in the three or nine months ended October 27, 2012.

2012 Stock Option Plan and 2012 Stock Incentive Plan

On July 2, 2013, in connection with Mr. Friedman’s reappointment as Chairman and Co-Chief Executive Officer, the Company granted a stock option to Mr. Friedman under the 2012 Stock Incentive Plan to purchase 1,000,000 shares of its common stock, with an exercise price of $75.43, which is equal to the closing price of the Company’s common stock on the date of grant. This option was fully vested as of the date of grant but any shares issued upon exercise of the option will be subject to selling restrictions which are scheduled to lapse in three equal installments on the third, fourth and fifth anniversaries of the grant date. The fully vested option resulted in a one-time non-cash stock-based compensation charge of $33.7 million recorded during the three month period ended August 3, 2013.

As of November 2, 2013, 9,410,530 options were outstanding with a weighted-average exercise price of $46.02 per share and 8,931,530 options were vested with a weighted-average exercise price of $45.59 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of November 2, 2013 was $219.8 million, $219.8 million, and $212.7 million, respectively. Stock options exercisable as of November 2, 2013 had a weighted-average remaining contractual life of 9.08 years. As of November 2, 2013, the total unrecognized compensation expense related to unvested options was $8.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.11 years.

As of November 2, 2013, the Company had 273,283 unvested restricted stock unit awards with a weighted-average grant date fair value of $65.21 per share. During the three and nine months ended November 2, 2013, 6,666 restricted stock unit awards with a weighted-average grant date fair value of $39.00 per share vested. As of November 2, 2013, there was $14.2 million of total unrecognized compensation expense related to unvested restricted stock unit awards which is expected to be recognized over a weighted-average period of 3.90 years.

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

During the three and six months ended August 3, 2013, 748,159 shares and 888,616 shares of the 1,331,548 shares received by Mr. Alberini and Mr. Friedman in replacement of certain of their performance-based units vested in accordance with the performance objectives described above. As all of these shares received by Mr. Alberini and Mr. Friedman had vested as of August 3, 2013, no additional compensation expense was recorded in the three months ended November 2, 2013.

In October 2012, Mr. Friedman resigned from his positions of Chairman and Co-Chief Executive Officer and entered into an advisory services agreement that provided for Mr. Friedman to advise the Company in his role as the Creator and Curator with respect to product development, merchandising and other creative matters. In July 2013, Mr. Friedman was reappointed by the Company as Chairman and Co-Chief Executive Officer. In connection with the Reorganization and initial public offering, Mr. Friedman received 1,185,511 shares of unvested stock in replacement of certain performance-based units. These units were marked to market every period through the satisfaction of the vesting criteria in accordance with ASC Topic 718, Stock Compensation, due to his advisory role as Creator and Curator from October 2012 to June 2013. As all such shares were vested as of June 2013, no expense related to these awards was recorded during the three months ended November 2, 2013. During the nine months ended November 2, 2013, the Company recorded non-cash compensation charges of $29.5 million related to these awards.

NOTE 12—RELATED PARTY TRANSACTIONS

On July 2, 2013, at the time of Mr. Friedman’s reappointment as Co-Chief Executive Officer and Chairman of the Company’s Board of Directors, Mr. Friedman and Hierarchy, LLC (“Hierarchy”), a newly formed entity in which Mr. Friedman had a controlling interest, waived all of Home Holdings’ obligations to invest in Hierarchy and all of Home Holdings’ rights with respect to Hierarchy were canceled, and the Company subsequently acquired all the outstanding interests of Hierarchy. As a result of the acquisition of Hierarchy, in the three months ended August 3, 2013 the Company wrote off all outstanding receivables in connection with certain consulting services provided to Hierarchy, and recorded a charge of $0.2 million.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no off balance sheet commitments as of November 2, 2013.

Contingencies

The Company is involved in lawsuits, claims and proceedings incident to the ordinary course of its business. These disputes, are increasing in number as the business expands and the Company grows larger. Litigation is inherently unpredictable. As a result, the outcome of matters in which the Company is involved could result in unexpected expenses and liability that could adversely affect the Company’s operations. In addition, any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of November 2, 2013, we have recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our condensed consolidated financial statements.

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

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Furniture	$232,898	$156,216	$626,712	$438,129
Non-furniture	162,934	127,955	452,555	356,862

Total net revenues	$395,832	$284,171	$1,079,267	$794,991

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three or nine months ended November 2, 2013 or October 27, 2012.

NOTE 15—SUBSEQUENT EVENTS

On November 27, 2013, the Company entered into an Asset Purchase Agreement which is expected to close on February 3, 2014, upon which the Company will acquire certain assets for a purchase price of $2.5 million. This agreement was entered into with a company that is owned by an employee of the Company.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” in Part II of this quarterly report and in our most recent Form 10-K filed on April 29, 2013 (the “2012 Form 10-K”), “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs and websites. We position our stores as showrooms for our brand, while our catalogs and websites act as virtual extensions of our stores. As of November 2, 2013, we operated a total of 70 retail stores, consisting of 62 Galleries, 5 Full Line Design Galleries and 3 Baby & Child Galleries, as well as 17 outlet stores throughout the United States and Canada.

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

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(dollars in thousands, excluding per square foot store data)
Statement of Operations Data:
Net revenues	$395,832	$284,171	$1,079,267	$794,991
Cost of goods sold	255,032	182,291	697,364	503,716

Gross profit	140,800	101,880	381,903	291,275
Selling, general and administrative expenses	116,940	99,886	385,312	271,716

Income (loss) from operations	23,860	1,994	(3,409)	19,559
Interest expense	(2,165)	(1,544)	(4,196)	(4,598)

Income (loss) before income taxes	21,695	450	(7,605)	14,961
Income tax expense (benefit)	12,146	(1,235)	842	(612)

Net income (loss)	$9,549	$1,685	$(8,447)	$15,573

Other Financial and Operating Data:
Growth in net revenues:
Stores (1)	33%	21%	33%	19%
Direct	47%	24%	39%	25%
Total	39%	22%	36%	22%
Retail (2):
Comparable store sales change (3)	29%	29%	31%	29%
Retail stores open at beginning of period	70	73	71	74
Stores opened	—	—	2	3
Stores closed	—	—	3	4
Retail stores open at end of period	70	73	70	73
Total leased square footage at end of period (in thousands)	796	780	796	780
Total leased selling square footage at end of period (in thousands) (4)	521	502	521	502
Retail sales per selling square foot (5)	$364	$282	$1,002	$763
Direct:
Catalogs circulated (in thousands) (6)	4,330	11,721	12,325	26,851
Catalog pages circulated (in millions) (6)	892	7,944	6,583	15,360
Direct as a percentage of net revenues (7)	46%	44%	47%	46%
Capital expenditures	$27,005	$12,114	$57,622	$25,631
Adjusted net income (8)	$13,017	$2,662	$35,067	$13,582

(1)	Store data represents retail stores plus outlet stores. Net revenues for outlet stores for the three months ended November 2, 2013 and October 27, 2012 were $22.4 million and $13.9 million, respectively. Net revenues for outlet stores for the nine months ended November 2, 2013 and October 27, 2012 were $57.5 million and $38.2 million, respectively.
(2)	Retail data has been calculated based upon retail stores, which includes our Baby & Child stores and excludes outlet stores.
(3)	Comparable store sales have been calculated based upon retail stores that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Comparable store net revenues exclude revenues from outlet stores.
(4)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters. Leased selling square footage excludes exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,500 square feet related to one owned store location.
(5)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average leased selling square footage for the period.
(6)	The catalogs and catalog pages circulated from period to period do not take into account different page sizes per catalog distributed. Page sizes and page counts vary for different catalog mailings and we sometimes mail different versions of a catalog at the same time. Accordingly, period to period comparisons of catalogs circulated and catalog pages circulated do not take these variations into account.
(7)	Direct revenues include sales through our catalogs and websites.
(8)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below (in thousands).

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income (loss)	$9,549	$1,685	$(8,447)	$15,573
Adjustments pre-tax:
Management and pre-IPO board fees (a)	—	1,198	—	3,285
Non-cash compensation (b)	—	—	63,155	—
Follow-on offering fees (c)	—	—	2,895	—
Lease termination costs (d)	—	—	—	(386)
Special committee investigation and remediation (e)	—	2,789	—	4,778

Subtotal adjusted items	—	3,987	66,050	7,677
Impact of income tax items (f)	3,468	(3,010)	(22,536)	(9,668)

Adjusted net income	$13,017	$2,662	$35,067	$13,582

(a)	Represents fees paid in accordance with our management services agreement with Home Holdings, as well as fees and expense reimbursements paid to our Board of Directors prior to the initial public offering. All management fees were paid in full at the time of the initial public offering. Board fees and expenses subsequent to the initial public offering are not included in the above adjustments and are included in both the GAAP and adjusted net income (loss) amounts.
(b)	Includes non-cash compensation charges related to the performance-based vesting of certain shares granted to Mr. Friedman, as well as the one-time, fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013. All other equity related awards granted to employees are not included in the above adjustments and are included in both the GAAP and adjusted net income (loss) amounts.
(c)	Represents legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.
(d)	Includes lease termination costs for retail stores that were closed prior to their respective lease termination dates. The amount in the nine months ended October 27, 2012 relates to changes in estimates regarding liabilities for future lease payments for closed stores.
(e)	Represents legal and other professional fees, incurred in connection with the investigation conducted by the special committee of the Board of Directors relating to Mr. Friedman and our subsequent remedial actions.
(f)	Assumes a normalized tax rate of 40% for all periods presented.

The following table sets forth our consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Statements of Operations:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.4	64.1	64.6	63.4

Gross profit	35.6	35.9	35.4	36.6
Selling, general and administrative expenses	29.5	35.2	35.7	34.1

Income (loss) from operations	6.1	0.7	(0.3)	2.5
Interest expense	(0.6)	(0.5)	(0.4)	(0.6)

Income (loss) before income taxes	5.5	0.2	(0.7)	1.9
Income tax expense (benefit)	3.1	(0.4)	0.1	(0.1)

Net income (loss)	2.4%	0.6%	(0.8)%	2.0%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our Stores revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our Direct revenues, which include sales through our catalogs and websites (in thousands).

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stores	$211,950	$159,193	$575,572	$433,121
Direct	183,882	124,978	503,695	361,870

Net revenues	$395,832	$284,171	$1,079,267	$794,991

Three Months Ended November 2, 2013 Compared to Three Months Ended October 27, 2012

Net revenues

Net revenues increased $111.7 million, or 39%, to $395.8 million in the three months ended November 2, 2013 compared to $284.2 million in the three months ended October 27, 2012. We had 70 and 73 retail stores open at November 2, 2013 and October 27, 2012, respectively. Stores sales increased $52.8 million, or 33%, to $212.0 million in the three months ended November 2, 2013 compared to $159.2 million in the three months ended October 27, 2012 due in large part to our comparable store sales increase of 29% over the same period. Direct sales increased $58.9 million, or 47%, to $183.9 million in the three months ended November 2, 2013 compared to $125.0 million in the three months ended October 27, 2012. We believe that the increase in both comparable store and direct sales was due primarily to our customers’ favorable reaction to our merchandise assortment, including the expansion of existing product categories and the introduction of new product categories.

Gross profit

Gross profit increased $38.9 million, or 38%, to $140.8 million in the three months ended November 2, 2013 from $101.9 million in the three months ended October 27, 2012.

Gross profit as a percentage of net revenues decreased 0.3% to 35.6% in the three months ended November 2, 2013 from 35.9% in the three months ended October 27, 2012. This decrease was primarily driven by strategic pricing on new product introductions, changes in product mix and increases in distribution center occupancy costs. These decreases in gross profit as a percentage of net revenues were partially offset by improvement in store occupancy costs from improved leverage on the fixed portion of such costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $17.1 million, or 17%, to $116.9 million in the three months ended November 2, 2013 compared to $99.9 million in the three months ended October 27, 2012.

The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, an increase in credit card fees due to increased revenues and an increase in corporate occupancy costs. These increases were partially offset by a decrease in advertising and marketing costs as a result of modifying our Source Book strategy for fiscal 2013 and eliminating our Fall Sourcebook.

Selling, general and administrative expenses were 29.5% of net revenues for the three months ended November 2, 2013 compared to 35.2% of net revenues for the three months ended October 27, 2012. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by the reduction in our advertising and marketing costs noted above, as well as lower professional fees and other corporate expenses as a percentage of sales. These reductions were partially offset by increased corporate occupancy costs.

Interest expense

Interest expense was $2.2 million in the three months ended November 2, 2013 compared to $1.5 million in the three months ended October 27, 2012. This increase was primarily due to interest expense of $0.4 million related to accounting for three of our Full Line Design Galleries as build-to-suit transactions.

Income tax expense (benefit)

Income tax expense was $12.1 million in the three months ended November 2, 2013 compared to a benefit of $1.2 million in the three months ended October 27, 2012. Our effective tax rate was 55.99% in the three months ended November 2, 2013 compared to (274.75)% in the three months ended October 27, 2012. The increase in the effective tax rate for the three months ended November 2, 2013 was primarily due to non-deductible stock-based compensation charges, the fact that the Company is no longer recording a U.S. valuation allowance against net deferred tax assets, and other non-deductible expenses. Additionally, the effective tax rate for the three months ended October 27, 2012 reflected a net favorable income tax benefit due to the reversal of income tax contingencies resulting from the conclusion of a Canadian audit examination.

Nine months Ended November 2, 2013 Compared to Nine months Ended October 27, 2012

Net revenues

Net revenues increased $284.3 million, or 36%, to $1.1 billion in the nine months ended November 2, 2013 compared to $795.0 million in the nine months ended October 27, 2012. We had 70 and 73 retail stores open at November 2, 2013 and October 27, 2012, respectively. Stores sales increased $142.5 million, or 33%, to $575.6 million in the nine months ended November 2, 2013 compared to $433.1 million in the nine months ended October 27, 2012 due in large part to our comparable store sales increase of 31% over the same period. Direct sales increased $141.8 million, or 39%, to $503.7 million in the nine months ended November 2, 2013 compared to $361.9 million in the nine months ended October 27, 2012. We believe that the increase in both comparable store and direct sales was due primarily to our customers’ favorable reaction to our merchandise assortment, including the expansion of existing product categories and the introduction of new product categories.

Gross profit

Gross profit increased $90.6 million, or 31%, to $381.9 million in the nine months ended November 2, 2013 from $291.3 million in the nine months ended October 27, 2012.

Gross profit as a percentage of net revenues decreased 1.3% to 35.4% in the nine months ended November 2, 2013 from 36.6% in the nine months ended October 27, 2012. This decrease was primarily driven by strategic pricing on new product introductions and changes in product mix. In addition, gross profit as a percentage of net revenues decreased due to increased freight costs resulting from a larger percentage of furniture sales during the period, which incur higher shipping costs than our other products. These decreases in gross profit as a percentage of net revenues were partially offset by improvement in store occupancy costs from improved leverage on the fixed portion of such costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $113.6 million, or 42%, to $385.3 million in the nine months ended November 2, 2013 compared to $271.7 million in the nine months ended October 27, 2012.

Selling, general and administrative expenses for the nine months ended November 2, 2013 included: (i) a $33.7 million non-cash compensation charge related to the one-time, fully vested option to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer, (ii) a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman in connection with the Reorganization and initial public offering, and (iii) $2.9 million of costs incurred in connection with our follow-on offerings in May 2013 and July 2013.

The increase in selling, general and administrative expenses, excluding the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs, an increase in credit card fees due to increased revenues, an increase in corporate occupancy costs and an increase in Gallery preopening costs. These increases were partially offset by a decrease in advertising and marketing costs as a result of modifying our Source Book strategy for fiscal 2013 and eliminating our Fall Sourcebook. The increase was also offset by decreases in professional fees and other corporate expenses.

Excluding the one-time and non-cash compensations items for the nine months ended November 2, 2013 mentioned above, selling, general and administrative expenses were 29.6% of net revenues for the nine months ended November 2, 2013 compared to 34.1% of net revenues for the nine months ended October 27, 2012. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a decrease in advertising and marketing costs as well as lower professional fees and other corporate expenses.

Interest expense

Interest expense was $4.2 million in the nine months ended November 2, 2013 compared to $4.6 million in the nine months ended October 27, 2012. This decrease was primarily due to the repayment of the term loan in the fourth quarter of fiscal 2012 and a decrease in the average borrowings under the revolving line of credit in the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012. This decrease was partially offset by an increase in interest expense of $0.6 million related to accounting for three of our Full Line Design Galleries as build-to-suit transactions.

Income tax expense (benefit)

Income tax expense was $0.8 million in the nine months ended November 2, 2013 compared to a benefit of $0.6 million in the nine months ended October 27, 2012. Our effective tax rate was 11.07% in the nine months ended November 2, 2013 compared to (4.09)% in the nine months ended October 27, 2012. The increase in our effective tax rate was primarily due to non-deductible stock-based compensation charges, the fact that the Company is no longer recording a U.S. valuation allowance against our net deferred tax assets, and other non-deductible expenses. Additionally, the effective tax rate for the nine months ended October 27, 2012 reflected a net favorable income tax benefit due to the reversal of income tax contingencies resulting from the conclusion of a Canadian audit examination.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations and the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, Source Books and other catalogs, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are merchandise inventories, capitalized catalog costs, accounts payable and other current liabilities. Our working capital is seasonal as a result of building inventory and paying for catalog costs for the key selling seasons, and as a result, our borrowings are generally higher during these periods when compared to the rest of our fiscal year. Our borrowings generally increase in our first fiscal quarter as we prepare for the outdoor selling season, which is in our second fiscal quarter, and they also generally increase in the third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and our availability to borrow under the revolving line of credit or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and payments due under our revolving line of credit for at least the next 12 – 24 months. Our investments in capital expenditures for fiscal 2013 are planned at approximately $95 million to $100 million, of which $57.6 million was spent during the nine months ended November 2, 2013. Our fiscal 2013 capital expenditures will primarily be related to our efforts to continue our growth and expansion, including construction of Full Line Design Galleries and infrastructure investments.

Cash Flow Analysis

The following table presents a summary of operating, investing, and financing activities (in thousands):

	Nine Months Ended
	November 2, 2013	October 27, 2012
Provided by (used in) operating activities	$30,455	$(20,019)
Used in investing activities	(57,622)	(25,941)
Provided by financing activities	27,024	52,988
Increase (decrease) in cash and cash equivalents	(157)	7,056
Cash and cash equivalents at end of period	8,197	15,568

Net Cash Provided By (Used In) Operating Activities

Cash from operating activities consists primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For the nine months ended November 2, 2013, net cash provided by operating activities was $30.5 million and consisted of non-cash items of $72.4 million offset by a net loss of $8.4 million and an increase in working capital and other activities of $33.5 million. Working capital and other activities consisted primarily of an increase in inventory of $95.0 million in anticipation of the 2013 fall and winter selling seasons and in order to improve our in-stock positions and reduce backorders, and an increase in prepaid expense of $10.1 million primarily due to increased catalog costs related to our Holiday 2013 and Spring 2014 Source Books. These uses of cash from working capital components were partially offset by increases in accounts payable and accrued expenses of $48.3 million primarily due to timing of payments, increases in other liabilities primarily related to an increase in income tax payables, and increases in deferred revenue and customers deposits of $9.6 million due to the timing of shipments made at fiscal quarter end and increased special orders.

For the nine months ended October 27, 2012, net cash used in operating activities was $20.0 million and consisted of an increase in working capital and other activities of $56.4 million, offset by net income of $15.6 million and non-cash items of $20.8 million. Working capital and other activities consisted primarily of increases in inventory of $87.9 million in anticipation of the 2012 fall and winter selling seasons, prepaid expenses of $35.2 million primarily due to an increase in catalog costs associated with the Fall 2012 Source Books, and accounts receivable of $7.3 million due to timing of payments received related to our credit card receivables. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $48.5 million primarily due to timing of payments, increases in deferred revenue and customer deposits of $16.5 million due to the timing of shipments made at fiscal quarter end, and increases in deferred rent and lease incentives of $10.2 million due to construction of our new Boston location.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in supply chain and systems infrastructure and capital expenditures related to growth and expansion, including construction of Full Line Design Galleries.

For the nine months ended November 2, 2013, net cash used in investing activities was $57.6 million primarily as a result of investment in supply chain of $33.5 million, investments in new stores of $18.6 million and investment in systems infrastructure of $4.9 million.

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

For the nine months ended November 2, 2013, net cash provided by financing activities was $27.0 million primarily due to an increase in net borrowings under the revolving line of credit of $25.7 million, as well as net proceeds from the exercise of stock options of $1.4 million and excess tax benefits from the exercise of stock options of $1.4 million. This overall increase in cash provided by financing activities was partially offset by payments on capital lease obligations of $1.4 million.

For the nine months ended October 27, 2012, net cash provided by financing activities was $53.0 million primarily due to an increase in net borrowings under the revolving line of credit of $65.2 million. This overall increase in cash provided by financing activities was partially offset by capitalized initial public offering costs of $9.1 million and payments on capital lease obligations of $3.1 million.

Revolving Line of Credit

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders. This credit agreement modified a previous facility under which Restoration Hardware, Inc. had a revolving line of credit for up to $190.0 million as of July 30, 2011. As a result of the modification, the unamortized deferred financing fees of $0.2 million related to the previous line of credit on the date of the modification will be amortized over the life of the new revolving line of credit, which has a maturity date of August 3, 2016. Under the credit agreement, Restoration Hardware, Inc. has a revolving line of credit available of up to $417.5 million (following Restoration Hardware, Inc.’s exercise of the commitment increase option on November 1, 2012, as described below), of which $10.0 million is available to Restoration Hardware Canada, Inc. The credit agreement was amended in January 2012 to add a $15.0 million term loan facility with a maturity date of July 6, 2015, which was repaid in full on November 7, 2012, as described below.

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

Borrowings under the revolving line of credit are subject to interest, at borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.9% as of November 2, 2013.

As of November 2, 2013, $108.2 million was outstanding under the revolving line of credit and the undrawn borrowing availability under the revolving line of credit was $290.6 million. There were $18.0 million in outstanding letters of credit as of November 2, 2013.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The credit agreement does not contain any significant financial or coverage ratio covenants unless the availability under the revolving line of credit is less than the greater of (i) $17.5 million and (ii) 10% of the lesser of (A) the aggregate maximum commitments under the revolving line of credit and (B) the domestic borrowing base. If the availability under the revolving line of credit is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio is approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of November 2, 2013, Restoration Hardware, Inc. was in compliance with all covenants, and if the availability under the revolving line of credit were less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence. The credit agreement requires a daily sweep of cash to prepay the loans under the credit agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit to Restoration Hardware, Inc. is less than the greater of (A) $20.0 million and (B) 15% of the lesser of the aggregate maximum commitments and the domestic borrowing base.

Contractual Obligations

As of November 2, 2013, there were no material changes outside of the ordinary course of business to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” section of our 2012 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of November 2, 2013.

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

For further discussion regarding these policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our 2012 Form 10-K. There have been no material changes to the critical accounting policies and estimates listed in our 2012 Form 10-K.

Recent Accounting Pronouncements

See Note 2—Recent Accounting Pronouncements to the accompanying condensed consolidated financial statements for a description of recently proposed accounting standards which may impact our financial statements in future reporting periods.

Item 3.	Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our revolving line of credit and, prior to its repayment on November 7, 2012, our term loan, which bear interest at variable rates. At November 2, 2013, $108.2 million was outstanding under the revolving line of credit and the undrawn borrowing availability under the revolving line of credit was $290.6 million. There were $18.0 million in outstanding letters of credit as of November 2, 2013. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the weighted-average interest rate on the revolving line of credit during the three and nine months ended November 2, 2013, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Principal Executive Officers and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. In addition to information regarding risk factors that appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, and Part II, Items 7 and 7A, of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (the “2012 Form 10-K”). We have updated the risk factors identified below which were previously disclosed in Part I, Item 1A of our 2012 Form 10-K and in Part II, Item 1A of our Form 10-Q for the quarterly period ended August 3, 2013, and we have added a risk factor concerning new regulations related to conflict minerals as noted below:

•	The risk factor entitled “If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.”

•	The risk factor entitled “Our Co-Chief Executive Officer, Carlos Alberini, recently resigned from his position as Co-Chief Executive Officer, which may harm our operations and expose us to significant financial obligations.”

•	The risk factor entitled “Gary Friedman was recently re-appointed as our Chairman and Co-Chief Executive Officer. Mr. Friedman previously resigned from his positions as Chairman and Co-Chief Executive Officer in October 2012 following an investigation by a special committee of non-management directors of the board and thereafter served as our advisor for approximately eight months. There can be no assurance that this transition will not have an adverse impact on us.”

•	The risk factor entitled “There are claims made against us and/or our management from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.”

•	The risk factor entitled “New regulations related to “conflict minerals” may force us to incur additional expenses, may make the sourcing of our products more complex and may result in damage to our reputation with customers.”

•	The risk factor entitled “Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.”

•	The risk factor entitled “We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) listing requirements and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.” is replaced by the risk factor entitled “Effective May 20, 2013, we ceased to be a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules upon completion of our May 2013 offering. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period until May 20, 2014.”

In addition, the risk factor entitled “Home Holdings, Catterton and Tower Three continue to have significant influence over us, including over decisions that require the approval of stockholders, and their interests in our business may be different from yours.” is no longer applicable to us.

Risks Related to Our Business

If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

The success of our business depends upon the continued service of our key personnel, including our Chairman and Co-Chief Executive Officer, Gary Friedman. The loss of the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals. In addition, we do not maintain key man life insurance policies on any of our key personnel. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of our key personnel.

Mr. Friedman’s equity ownership in our Company has given him a substantial amount of personal wealth. As a result, it may be difficult for us to continue to retain and motivate him, and this wealth could affect decisions about whether or not he will continue to perform services for us. If we do not succeed in retaining and motivating Mr. Friedman, we may be unable to achieve our historical growth rates.

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

Our Co-Chief Executive Officer, Carlos Alberini, recently resigned from his position as Co-Chief Executive Officer, which may harm our operations and expose us to significant financial obligations.

We recently announced that our Co-Chief Executive Officer, Carlos Alberini, resigned from his position as Co-Chief Executive Officer effective January 31, 2014. Mr. Alberini has been a key contributor to the Company’s recent success. While we plan to implement a transition plan and to search for a replacement for Mr. Alberini, the Company faces a variety of risks and uncertainties due to his resignation. Our business may experience adverse consequences as a result of his resignation and the resulting changes we make to our management organizational structure. A search for a new member of senior management may be long, costly and may divert the board of directors’ and management’s attention from other business concerns. There can be no assurances that we will be successful in finding a suitable replacement for Mr. Alberini or that we will not experience other disruptions in our management structure arising from transitions in our leadership, or changes in our management structure, including as a result of the resignation of Mr. Alberini or the retention, in the future, of new executives to assist Mr. Friedman in his role as Chairman and Co-Chief Executive Officer.

Mr. Alberini owns a substantial number of shares of the Company and although he has indicated an intention to retain a significant ownership position in the Company, he may later determine to sell some or all of those shares, which could adversely impact the market price of our common stock. In addition, while Mr. Alberini’s employment and equity-related agreements provide the Company with the right, in connection with his resignation from the Company, to repurchase certain of the shares that may be held by Mr. Alberini and that are subject to selling restrictions, no determination has yet been made with respect to whether the Company will repurchase any such shares. If we elect to repurchase any of Mr. Alberini’s shares, this could result in the Company incurring substantial financial obligations to fund such repurchase.

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

Effective July 2, 2013, Gary Friedman was appointed to serve as our Co-Chief Executive Officer along with Carlos Alberini, and at the time of effectiveness of Mr. Alberini’s resignation, Mr. Friedman will be serving as our Chief Executive Officer. Mr. Friedman also serves as Creator and Curator, and as Chairman of our Board of Directors. Mr. Friedman previously served as Chairman and as Co-Chief Executive Officer with Mr. Alberini from June 2010 through October 2012. Prior to June 2010, Mr. Friedman was our Chief Executive Officer and Chairman. In October 2012, Mr. Friedman resigned as Co-Chief Executive Officer and as a director and agreed to serve in an advisory capacity as our Creator and Curator following an investigation by a special committee of non-management directors of the board assisted by independent counsel prompted by disclosure that Mr. Friedman and a Company employee were engaged in a personal relationship, described by the parties as consensual. The investigation concluded that Mr. Friedman engaged in activities that were inconsistent with the board of directors’ expectations for executive conduct as previously communicated by the board of directors and failed to comply with certain Company policies. We incurred $4.8 million of expenses related to the investigation. There can be no assurance that we will not incur expenses or claims in the future related to the conduct that was the subject of the investigation or similar conduct that has occurred in the past or, given Mr. Friedman’s continued involvement with the Company, may occur in the future.

There are claims made against us and/or our management from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.

From time to time we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including but not limited to consumer protection class action litigation, claims related to our collection of reproductions, claims related to our employment practices, claims of intellectual property infringement, including with respect to trademarks and trade dress, and claims asserting unfair competition and unfair business practices by third parties. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Our Co-Chief Executive Officer, Mr. Alberini was employed by Guess?, Inc., which was subject to a tax audit and assessment proceeding in Italy that was settled in January 2013. There was also a related proceeding by a prosecutor in Italy that had been initiated with respect to several current and former members of the Guess Europe management team as well as Mr. Alberini. In July 2013, the matter was closed based on the prosecutor’s recommendation. Litigation and other claims and regulatory proceedings against us or our management could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make the sourcing of our products more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted new requirements for companies that use certain minerals and metals in their products, known as “conflict minerals,” whether or not these products are manufactured by third parties. Some of these minerals are commonly used in many products and may be used in some of the products we offer. These requirements require companies to diligence, disclose, and report whether such minerals, if used in the manufacture of the products of the company, originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of such minerals if they are found to be used in our products and necessary for their functionality. Since we source substantially all of our products abroad, we may not be able to sufficiently verify the origins of these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. The first report is due on May 31, 2014 for the 2013 calendar year.

Risks Related to Ownership of Our Common Stock

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

Effective May 20, 2013, Home Holdings ceased to control a majority of our voting common stock. As a result, we ceased to be a “controlled company” within the meaning of the NYSE corporate governance standards. In accordance with NYSE requirements, before we ceased to be a “controlled company,” we appointed at least one independent member to each of the compensation and nominating and governance committees. NYSE rules also require that we appoint at least a majority of independent members to such committees within 90 days of the date we ceased to be a “controlled company,” or August 13, 2013. We complied with this requirement within the period prescribed by the rules.

NYSE rules also require that we appoint compensation and nominating and governance committees composed entirely of independent directors and appoint a majority of independent directors to our board of directors within one year of such date, or May 20, 2014. During these transition periods, we may elect not to comply with certain NYSE corporate governance requirements, including:

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

Accordingly, during this transition period, stockholders will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Common Stock during the Three Months Ended November 2, 2013

The following table provides information with respect to shares of common stock we repurchased during the three months ended November 2, 2013. For additional information, please see Note 10 to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q. These repurchases are related to certain options and awards granted under the Company’s ownership and stock plans that contain a repurchase right.

	Number of Shares	Average Purchase Price Per Share
August 4, 2013 to August 31, 2013
No activity	36,001	$66.45
September 1, 2013 to October 5, 2013
Employee transactions	—	—
October 6, 2013 to November 2, 2013
Employee transactions	1,882	70.21

Total	37,883	$66.64

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Bylaws of Restoration Hardware Holdings, Inc.	8-K	001-3572	July 2, 2013	3.1

10.1	Second Amendment to Ninth Amended and Restated Credit Agreement dated as of September 16, 2013 among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., Bank of America, N.A., Wells Fargo Bank, National Association, U.S. Bank National Association, Union Bank, N.A., Union Bank, Canada Branch, CIT Bank and RBS Citizens Business Capital.	8-K	001-3572	September 20, 2013	10.1

10.2	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	—	—	—	—	X

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Extension Definition	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Hardware Holdings, Inc.

Date: December 16, 2013	By:	/s/ Gary Friedman
Gary Friedman
Chairman, Co-Chief Executive Officer, Creator and Curator (Co-Principal Executive Officer)

Date: December 16, 2013	By:	/s/ Carlos Alberini
Carlos Alberini
Co-Chief Executive Officer and Director (Co-Principal Executive Officer)

Date: December 16, 2013	By:	/s/ Karen Boone
Karen Boone
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)