Form 10-K
period 2014-02-01
Restoration Hardware Holdings Inc
filed 2014-03-31
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2013, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $1,696,344,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 21, 2014, 38,887,454 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 1, 2014.

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

Overview

Restoration Hardware Holdings, Inc. (“RH” or the “Company”) is a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our ability to innovate, curate and integrate products, categories, services and businesses with a completely authentic and distinctive point of view, then rapidly scale them across our fully integrated multi-channel infrastructure is a powerful platform for continued long-term growth. We evolved our brand to become RH, positioning our Company to curate a lifestyle beyond the four walls of the home. Our unique product development, go-to-market and supply chain capabilities, together with our significant scale, enable us to offer a compelling combination of design, quality and value that we believe is unparalleled in the marketplace.

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs and websites. As of February 1, 2014, we operated a total of 70 retail stores, consisting of 62 Galleries, 5 Full Line Design Galleries and 3 Baby & Child Galleries, as well as 17 outlet stores throughout the United States and Canada. In fiscal 2013, we distributed approximately 12.3 million Source Books, and our websites logged approximately 22.2 million unique visits.

We have achieved strong growth in sales and profitability, as illustrated by the following:

•	Net revenues increased 30% to $1.6 billion in fiscal 2013, on top of a 25% increase in fiscal 2012 and a 24% increase in fiscal 2011.

•	The fourth quarter of fiscal 2013 marked our 16th consecutive quarter of double-digit net revenue growth.

•	Our net income increased to $18.2 million in fiscal 2013 from a net loss of $12.8 million in fiscal 2012.

•	Our adjusted net income increased 83% to $69.1 million in fiscal 2013 from fiscal 2012.

Growth Strategy

Key elements of our growth strategy are to:

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing retail footprint to a portfolio focused on Full Line Design Galleries. Our Full Line Design Galleries are sized based on the market potential and the size of our assortment. Based on our analysis, we believe we have opportunities to operate Full Line Design Galleries in 60 to 70 locations in the United States and Canada.

Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by growing our merchandise assortment, introducing new products and categories, expanding our service offerings and exploring and testing new business opportunities complementary to our core business.

Increase Brand Awareness. We will continue to increase our brand awareness and customer loyalty through our real estate transformation, our circulation strategy, our digital marketing initiatives, and our advertising and public relations activities and events.

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States and Canada over the next several years. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

Increase Operating Margins. We have the opportunity to continue to improve our operating margins by leveraging our fixed occupancy costs and scalable infrastructure. We believe that our real estate transformation, specifically consolidating multiple Galleries into single Full Line Design Galleries, will allow us to better leverage our fixed occupancy costs.

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

Product Development

We have architected a proprietary product development platform that is fully integrated from ideation to presentation. We have streamlined our product development organization and process to shorten product lead times and enhance our ability to introduce more new products with each collection. Key aspects of our product development platform are:

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

As a result of our proprietary organization, process and facility, our typical product lead times are 3 – 9 months, which enhances our ability to introduce more new products with each collection. In addition, our product development platform, sourcing capabilities and significant scale have enabled us to reduce our product costs.

Sales Channels

We distribute our products through a fully integrated sales platform comprised of our stores, catalogs and websites. We believe the level of integration among all of our channels and our approach to the market distinguishes us from most other retailers. For fiscal 2013, sales of products originating in our stores represented 53% of our net revenues, while sales from our direct business represented 47% of our net revenues. We believe our channels complement each other and our customers’ buying decisions are influenced by their experiences across more than one of our sales channels. We encourage our customers to shop across our channels and have aligned our business and internal organization to be channel agnostic. Our integrated distribution and product delivery network serves all of our channels.

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

We maintain a database of customer information, which include sales patterns, detailed purchasing information, certain demographic information, geographic locations and email addresses of our customers. As of February 1, 2014, our customer database contained approximately 15.0 million names. This database supports our ability to analyze our customers’ buying behaviors across sales channels and facilitates the development of targeted marketing strategies. We segment our customer files based on multiple variables, and we tailor our catalog mailings and emails in response to the purchasing patterns and product needs of our customers. We focus on continually improving the segmentation of customer files and the expansion of our customer database.

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

Stores

Retail Stores

As of February 1, 2014, we operated a total of 70 retail stores throughout the United States and Canada, consisting of 62 Galleries, 5 Full Line Design Galleries and 3 Baby & Child Galleries. Our retail stores are located primarily in upscale malls and street locations. We believe situating our stores in desirable locations with high visibility is critical to the success of our business, and we identify store locations based on several store specific aspects including geographic location, demographics, and proximity to other high-end specialty retail stores. We pursue a market based sales strategy, whereby we assess each market’s overall sales potential and how best to approach the market across all of our channels. We customize square footage and catalog circulation to maximize each market’s sales potential and increase our return on invested capital.

We currently operate three distinct store types with the following selling square footage as of February 1, 2014: (1) our Full Line Design Gallery format, which averaged approximately 21,600 selling square feet, (2) our Gallery format, which averaged approximately 7,400 selling square feet, and (3) our Baby & Child Gallery format. We are in the process of introducing larger versions of our Full Line Design Gallery format, as discussed further below. We anticipate that our Full Line Design Galleries will include dedicated Baby & Child retail space and we will continue to evaluate potential opportunities for stand-alone Baby & Child Galleries in other markets.

Our store formats convey a design aesthetic and shopping environment that is highly differentiated from other home furnishings retailers. We have reconceptualized the customer experience by showcasing products in a sophisticated lifestyle setting that we believe is on par with world-class interior designers, consistent with the imagery and product presentation featured in our catalogs and on our websites. Products in our stores are presented in fully appointed rooms, emphasizing collections over individual pieces. This presentation encourages a higher average order value as customers are inspired to purchase a full collection of products to replicate the design aesthetic found in our stores. Our goal is to optimize our selling space to display a greater number of products, which should result in higher sales productivity and profitability. On average, our retail stores display less than 20% of our current product assortment. Based on our historical performance, when a product is presented on the selling floor, we experience a significant increase in sales for that product across all of our channels. Our newer, larger store model, the Full Line Design Gallery, significantly enhances our merchandise presentation and customer experience to capitalize on this opportunity for sales growth.

Full Line Design Galleries are shopping destinations in iconic or high-profile locations with high customer visibility that enhance the RH brand. Our strategy is to size these new Full Line Design Galleries based on the potential of each market and the size of our assortment. Based on recent trends and our plans for product assortment expansion and new businesses, we are generally targeting a range of 25,000 to 60,000 square feet for new locations. Our goal is to accommodate a dominant presentation of certain core product categories such as hardware, bathware, rugs and flooring, windows, bed and bath linens, our expanded living, dining, bed and bath assortment, Baby & Child, Small Spaces, RH Design Services, and in many markets, a year-round Outdoor & Garden assortment. This increased size will also support other brand-enhancing offerings such as cafés and wine bars.

The table below highlights certain information regarding our retail stores open during the three years ended February 1, 2014.

	Fiscal Year
	2013	2012	2011
Stores open at beginning of period	71	74	91
Stores opened	2	5	5
Stores closed	(3)	(8)	(22)

Stores open at end of period	70	71	74

We continually analyze opportunities to selectively consolidate stores in connection with openings of our Full Line Design Galleries or close stores which have been under-performing or are no longer consistent with our brand positioning. In many cases, we continue to operate a store until its lease has expired in order to effect the closure in a cost-efficient manner. In fiscal 2011, we recorded a charge of $3.2 million, relating primarily to closing stores prior to lease expiration.

The following list shows the number of retail stores in each U.S. state and each Canadian province where we operate as of February 1, 2014:

Location	Store	Location	Store	Location	Store
Alabama	1	Massachusetts	1	Rhode Island	1
Arizona	1	Michigan	1	Tennessee	1
California	17	Minnesota	1	Texas	6
Colorado	1	Missouri	2	Utah	1
Connecticut	2	New Jersey	2	Virginia	2
Florida	4	New York	3	Washington	1
Georgia	1	North Carolina	2	District of Columbia	1
Illinois	3	Ohio	3	Alberta	2
Indiana	1	Oklahoma	1	British Columbia	1
Louisiana	1	Oregon	1	Ontario	2
Maryland	1	Pennsylvania	2

				Total	70

Outlet Stores

As of February 1, 2014, we operated 16 outlet stores in 13 states in the United States and 1 outlet store in Canada. Our outlet stores are branded as Restoration Hardware Outlet or RH Outlet and located primarily in large outlet malls. Our outlet stores serve as an efficient means to sell discontinued or irregular inventory outside of our core sales channels.

Source Books

We produce a series of catalogs, that we refer to as Source Books, to showcase our merchandise assortment. In 2013, these included our Interiors, Outdoor, Baby & Child, Objects of Curiosity, Small Spaces and Tableware Source Books. Our catalogs are one of our primary branding and advertising vehicles. We have been expanding the page counts of our Source Books, which allow us to showcase nearly our entire product assortment. For example, our Spring 2013 Source Books presented over 80% of our product assortment at the time of publication. We have found that when we display a greater merchandise assortment in our Source Books, we experience increased sales across all of our channels. As in our retail stores, our Source Books present our merchandise in lifestyle settings that represent our unique design aesthetic. Our Source Books also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our catalogs is coordinated by our in-house personnel in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our catalog production costs.

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

Our e-commerce platform provides simplicity and ease of use while allowing customers to experience the RH lifestyle reflected in our catalogs and throughout our stores. We update our websites on a regular basis to reflect product availability and special offers. In fiscal 2013, our websites logged approximately 22.2 million unique visits, an increase of 17% over fiscal 2012.

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

Marketing and Advertising

We employ a variety of marketing and advertising vehicles to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted catalog circulation, promotional mailings, email communications, online and print advertisements and public relations activities and events. We maintain a database of approximately 15.0 million customers, which includes sales patterns, detailed purchasing information, demographic data, geographic locations and postal and email addresses. We use this information to tailor our programs and increase productivity of our marketing and promotion initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investment.

Our stores and our Source Books are the primary branding and advertising vehicles for the RH brands. The highly-differentiated design aesthetic and shopping environment of our stores drive customer traffic not only to our stores but also to our direct channels. Our Source Books and targeted emails further reinforce the RH brand image and drive sales across all of our sales channels. We also engage in a wide range of other marketing, promotional and public relations activities to promote our brands. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-store events related to new store openings and product launches. We also engage print advertising in brand-relevant publications such as Architectural Digest, Elle Décor, Town and Country, Veranda, DuJour and others, and from time to time have also engaged in online advertising. We believe that these efforts will drive increased brand awareness, leading to higher sales in our stores and our direct business over time.

Sourcing

We do not own or operate any manufacturing facilities; instead, we contract with third-party vendors for the manufacture of our merchandise. Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with vendors and manufacturers. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and by selectively inspecting inbound shipments at our distribution facilities. In fiscal 2013, we sourced approximately 75% of our purchase dollar volume from approximately 33 vendors. In fiscal 2013, one vendor accounted for approximately 12% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2013, approximately 69% of our products were sourced in Asia, the majority of which originated from China, 26% from the United States and the remainder from other regions.

We have a limited number of long-term merchandise supply contracts but we believe that we generally have strong relationships with our product vendors. Although we transact business primarily on an order by order basis, we typically work with many of our vendors over extended periods of time, and many vendors are making long-term capacity investments to serve our increasing demands. Over the last several years, we engaged in a sourcing initiative to develop closer relationships with our vendors in order to achieve better efficiencies and further improve our product development process. Through this process, we have eliminated the use of most third party purchasing agents in favor of a model in which we directly manage our vendors. We have achieved significant cost savings and other efficiencies from this initiative.

Distribution and Delivery

We manage the distribution and delivery of our products through nine facilities, each of which serves all of our sales channels:

•

Our West Jefferson, Ohio facility is approximately 1,224,000 square feet. It serves as our distribution center for all of our small parcel direct-to-customer orders and retail store replenishment. It is also the site of one of our three customer service centers.

•

Our North East, Maryland facility is approximately 1,195,000 square feet and is located near our Baltimore facility. It serves as our primary furniture distribution center for the Eastern regions of the United States and Canada.

•

Our Mira Loma, California facility is approximately 886,000 square feet. It serves as a furniture distribution center for the Western regions of the United States and Canada, as well as the furniture home delivery hub for the greater Los Angeles metropolitan area.

•

Our Grand Prairie, Texas facility is approximately 859,000 square feet. It supports our furniture distribution for the Central and Southern regions within the United States and houses our newest customer service center. This facility also serves as the furniture delivery hub for the greater Dallas metropolitan area and central Texas region.

•

Our Baltimore, Maryland facility is approximately 508,000 square feet. It serves as a secondary furniture distribution center for the Eastern regions of the United States and Canada, as well as a furniture home delivery hub for the greater Baltimore and Washington, D.C. metropolitan areas.

•

Our Tracy, California facility is approximately 284,000 square feet. It serves as the furniture home delivery hub for the San Francisco Bay Area region and as a supplemental storage facility for our furniture distribution network. This location also houses our largest customer service center.

•	Our Avenel, New Jersey facility is approximately 114,000 square feet. It serves as the furniture delivery hub for the greater New York/New Jersey metropolitan area.

•	Our Pompano Beach, Florida facility is approximately 101,000 square feet. It services as the furniture delivery hub for the greater Miami metropolitan area and southern Florida region.

•	Our Houston, Texas facility is approximately 71,000 square feet. It serves as the furniture delivery hub for the greater Houston metropolitan area and eastern Texas region.

We offer a white glove home delivery service for our larger merchandise and furniture categories, where our delivery personnel assist our customers by delivering fully assembled items to the location of their choice. We operate portions of our home delivery services in seven key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We plan to continue this trend of in-sourcing these services in additional markets over time, including in 2014, while managing deliveries in other markets through third-party vendors.

Through expansions and upgrades to our warehousing, distribution and delivery operations over the last seven years, we have improved our supply chain and fulfillment capabilities, and have built a scalable infrastructure with significant capacity to support our future growth. We believe our enhanced supply chain and fulfillment operations allow us to manage customer orders and distribute merchandise to stores and customers in an efficient and cost-effective manner. We also believe that these upgrades have improved customer satisfaction by reducing delivery times, reducing damage to merchandise, and improving our customer’s overall buying experience.

We intend to continue to strengthen our supply chain operations through a number of key initiatives in 2014 designed to improve our fulfillment and delivery logistics performance and to achieve greater efficiencies in the management of our inventories.

Management and Information Technology

We use industry-standard information technology systems to provide customer service, business process support, and business intelligence across our sales channels. Our technology team continues to systematically upgraded several of our core systems, including:

•	Implementing new inventory management capabilities to improve inventory productivity and service levels across our supply chain;

•	Implementing enhanced special order capabilities optimizing processes to support our increasingly expanding product assortment;

•	Enhancing our in-store and web commerce capabilities with state-of-the art technology to optimize performance and improve the customer shopping experience;

•	Implementing supply chain technology and enhancements to support our expanding supply chain network improving operating efficiencies, accuracy, and service levels; and

•

Implementing a new enterprise data warehouse platform upgrade enhancing performance to equip management with more timely analysis of the current business trends, results, and comparisons to our historical performance.

We believe these substantial upgrades to our information technology systems provide management with the ability to drive ongoing improvement in our operating model, focus on efficiency opportunities, and increase management control. New access to results through our technology tools also equips management to more timely identify, analyze and respond to business trends.

Over the next several years, we intend to further enhance our IT capabilities to support our growth. Key initiatives include:

•	Further enhancing our delivery, order orchestration, inventory optimization solutions and order management to maximize operating efficiencies focused on enhancing the end-to-end customer experience;

•	Implementing enhanced in-store, web, and care center customer service and commerce technology to provide enhanced customer insight and capabilities to support our luxury customer experience; and

•	Continuing our expansion and redefinition of business intelligence capabilities to optimize information for timely decision making.

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

Employees

As of February 1, 2014, we had approximately 3,600 employees, of which approximately 1,000 were part-time employees. As of that date, approximately 1,900 of our employees were based in our stores. None of our employees is represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.

Intellectual Property

The “RH”, “Restoration Hardware” and “Baby & Child” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including “restorationhardware.com,” “rh.com,” “rhbabyandchild.com,” and others that include our trademarks. These domain names are perpetually renewable. We own design patents or pending applications to protect the ornamental appearance of several of our products. These design patents are valid for 14 years from the date of issuance. We own copyrights, including copyright registrations or pending applications, for several of our catalogs. We believe that our trademarks, design patents, and copyrights have significant value and we will vigorously protect them against infringement.

Fluctuation in Quarterly Results

Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and timing of catalog releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.

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

We may not be able to maintain or improve the levels of growth that we have experienced in the recent past. In addition, although we have recently experienced strong comparable brand revenue growth and comparable store sales, if our future comparable brand revenue growth and comparable store sales fail to meet market expectations or decline, the price of our common stock could decline. Various factors affect these measures, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and demand, our ability to efficiently source and distribute products, changes in our product offerings, competition, current local and global economic conditions, changes in catalog circulation and the success of marketing programs. These factors may cause our comparable brand revenue growth and comparable store sales results to be materially lower than recent periods and our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

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

In addition, we must manage our merchandise in stock and inventory levels to track consumer demand. Much of our merchandise requires that we provide vendors with significant ordering lead time, frequently before market factors are known. In addition, the seasonal nature of some of our products requires us to carry a significant amount of inventory prior to certain selling seasons. If we are not able to anticipate consumer demand for our different product offerings, or successfully manage inventory levels for products that are in demand, we may experience:

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending in the retail home furnishings sector, including, among other things, the general state of the economy, capital and credit markets, consumer confidence, general business conditions, the availability and cost of consumer credit, the level of consumer debt, interest rates, level of taxes affecting consumers, housing prices, new construction and other activity in the housing sector and the state of the mortgage industry and other aspects of consumer credit tied to housing, including the availability and pricing of mortgage refinancings and home equity lines of credit. We believe that a number of these factors have had, and may continue to have, an adverse impact on the retail home furnishings sector, and have also affected our business and results, and these factors may make it difficult for us to accurately predict our operating and financial results for future periods. We believe that the housing market has been experiencing a recovery after a prolonged downtrend, and rising levels of home purchases and remodelings, in turn, have increased consumer spending on home furnishings. However, the overall economic outlook remains uncertain and there can be no assurance that any economic or housing recovery will be sustained or that our business will continue to perform well even in a stronger housing market.

We are undertaking a large number of business initiatives at the same time and if these new initiatives are not successful, they may have a negative impact on our operating results.

We are experiencing rapid growth and undertaking a large number of new business initiatives. For example, we have developed and continue to refine and enhance our Full Line Design Gallery format which involves larger store square footage. We plan to continue to open Full Line Design Galleries in select major metropolitan markets and we expect to close a number of our older stores and replace them with the Full Line Design Gallery format. We also continue to add new product categories and to expand product assortments. For example, we introduced our new Tableware category in Spring 2013. We are currently contemplating other new product lines and extensions and complementary brand-enhancing businesses, as well as expanding sales to international markets. In addition, we are continuing a number of new initiatives in other areas of our business, including product sourcing and distribution and management information systems. For example, we have reduced the use of third-party buying agents in most foreign locations. Further, our Source Book strategy continues to evolve. We may incur costs for these new initiatives before we realize any corresponding revenue.

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

Any difficulties that we experience in our ability to obtain products in sufficient quality and quantity from our vendors could have a material adverse effect on our business. In fiscal 2013, we purchased approximately 74% of our merchandise from vendors that are located abroad. Our ability to obtain desired merchandise in sufficient quantities could be impaired by events that adversely affect our vendors or the locations in which they operate, such as difficulties or problems associated with our vendors’ operations, business, finances, labor, economic environment, importation of products, costs, production, insurance and reputation. Failure of vendors to produce adequate quantities of merchandise in a timely manner has resulted in back orders and lower revenue in certain periods of our business operation. While we believe our vendors have the capacity to meet our demand, we cannot assure you that our vendors will be able to produce adequate quantities of merchandise in a timely manner in the future.

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

The success of our business depends upon the continued service of our key personnel, including our Chairman and Chief Executive Officer, Gary Friedman. The loss of the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals. In addition, we do not maintain key man life insurance policies on any of our key personnel. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of our key personnel.

Mr. Friedman’s equity ownership in our Company has given him a substantial amount of personal wealth. As a result, it may be difficult for us to continue to retain and motivate him, and this wealth could affect his decisions about whether or not he will continue to perform services for us. If we do not succeed in retaining and motivating Mr. Friedman, we may be unable to achieve our historical growth rates.

Competition for qualified employees and personnel in the retail industry is intense. We may be unable to retain other existing personnel that are important to our business or hire additional qualified personnel. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, and store managers, and upon the continued contributions of these people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel.

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

Our former Co-Chief Executive Officer recently resigned from this position, which may divert management’s attention and harm our operations.

Our Co-Chief Executive Officer, Carlos Alberini, resigned from this position effective January 31, 2014. Mr. Alberini continues to serve as a member of our Board of Directors. Mr. Alberini has been a key contributor to the Company’s recent success. While we have implemented a transition plan and are in the process of determining our future leadership structure in light of the departure of Mr. Alberini, the Company faces a variety of risks and uncertainties due to his resignation. Our business may experience adverse consequences as a result of his resignation and the resulting changes we make to our management organizational structure. If we determine a need to fill in the position of Co-Chief Executive Officer and to identify a suitable candidate, the process of implementing such leadership changes may be long, costly and may divert the board of directors’ and management’s attention from other business concerns. There can be no assurances that we will not experience other disruptions in our management structure arising from transitions in our leadership, or changes in our management structure, including as a result of the resignation of Mr. Alberini or the retention, in the future, of new executives to assist Mr. Friedman in his role as Chairman and Chief Executive Officer.

Mr. Alberini currently beneficially owns a substantial number of shares of the Company’s common stock, and any sales by Mr. Alberini of these shares could adversely impact our stock price.

Mr. Alberini currently beneficially owns a total of 2,014,748 shares of common stock, which includes stock options to purchase 992,275 shares of the Company’s common stock with an exercise price of $46.50 per share that are vested and not subject to repurchase by the Company. Mr. Alberini has not yet exercised these options but can exercise them at any time during a 120-day post-termination exercise period on a cashless “net exercise” basis or through payment of the exercise price in cash or by such other means as permitted under the applicable option plan. If Mr. Alberini had fully exercised these options on a net exercise basis on March 10, 2014, the Company would have issued approximately 283,000 shares to him in full settlement of these options based on the closing stock price that day. If Mr. Alberini decides to sell all or some of his shares (including any shares received upon the exercise of his stock options), such transactions could adversely impact the market price of our common stock.

Gary Friedman was recently re-appointed as our Chairman and Chief Executive Officer. There can be no assurance that this transition will not have an adverse impact on us.

Effective July 2, 2013, Gary Friedman was appointed to serve as our Co-Chief Executive Officer along with Carlos Alberini, and Mr. Friedman is now serving as our Chief Executive Officer. Mr. Friedman also serves as Chairman of our Board of Directors. Mr. Friedman previously served as Chairman and as Co-Chief Executive Officer with Mr. Alberini from June 2010 through October 2012. Prior to June 2010, Mr. Friedman was our Chief Executive Officer and Chairman. In October 2012, Mr. Friedman resigned as Co-Chief Executive Officer and as a director and agreed to serve in an advisory capacity as our Creator and Curator following an investigation by a special committee of non-management directors of the board assisted by independent counsel prompted by disclosure that Mr. Friedman and a Company employee were engaged in a personal relationship, described by the parties as consensual. The investigation concluded that Mr. Friedman engaged in activities that were inconsistent with the board of directors’ expectations for executive conduct as previously communicated by the board of directors and failed to comply with certain Company policies. We incurred $4.8 million of expenses related to the investigation in fiscal 2012. There can be no assurance that we will not incur expenses or claims in the future related to the conduct that was the subject of the investigation or similar conduct that has occurred in the past or, given Mr. Friedman’s continued involvement with the Company, may occur in the future.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms, and if we are unable to borrow sufficient capital, it could have a significant negative effect on our business.

Our operations have significant liquidity and capital requirements. Among other things, we have invested significant capital expenditures in remodeling and opening new Galleries and these capital expenditures have increased and will continue to increase in fiscal 2014 and succeeding fiscal periods as we open additional Full Line Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2013, we spent $93.9 million for capital expenditures. We anticipate our capital expenditure requirements to be approximately $115 million to $125 million for fiscal 2014. We plan to continue our growth and expansion, including opening Full Line Design Galleries in select major metropolitan markets, pursuing category extensions of our brand, and exploring new business areas. We own the building and land for our Gallery in San Francisco, but to date we have principally relied upon leases with landlords for our other locations. As we develop new Galleries in the future, we may explore other models for our real estate which could include joint ventures or other forms of equity ownership in the real estate interests associated with new sites and buildings. These approaches might require greater capital investment than a traditional store lease with a landlord.

We depend on our ability to generate cash flows from operating activities, as well as revolving borrowings under the Restoration Hardware, Inc. revolving line of credit, to finance the carrying costs of our inventory, to pay for capital expenditures and operating expenses and to support our growth strategy. As of February 1, 2014, we had borrowed $85.4 million under the revolving line of credit and had $261.7 million available for borrowing. Various factors may impact our lenders’ willingness to provide funds to us, including:

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

Our operating results are subject to quarterly fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.

Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and timing of catalog releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.

Our results of operation vary relative to corresponding periods in prior years. We may take certain pricing, merchandising or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season. For example, we periodically engage in sales promotional activities that may disproportionately impact results in a particular quarter and we believe that period to period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance.

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

We are engaged in ongoing efforts to explore new business opportunities that we believe can leverage our current business platform. We have developed a number of new product categories and extensions over the last several years, including Contemporary Art, Outdoor & Garden, Baby & Child and Small Spaces. We also have introduced other merchandise categories that enhance the customer experience in our Full Line Design Galleries, including fresh cut flowers, magazines and tea and a wine bar. We plan further brand-enhancing offerings, such as a café or restaurant adjacent to, or inside of, select Full Line Design Galleries. We are incubating a number of other new ideas for potential expansion of our business, some of which may become new core categories or new store concepts and others of which may be primarily offered as enrichment of the customer experience.

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

If we encounter difficulties associated with any of our facilities or if any of our facilities were to shut down for any reason, including as a result of fire, earthquakes (to which our California-based distribution and home delivery facilities in Tracy and Mira Loma and our corporate headquarters in Corte Madera are particularly vulnerable), power outages or other natural disasters, we could face shortages of inventory resulting in “out of stock” conditions in our stores, significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers and the inability to process orders in a timely manner or ship goods to our customers. Further, any significant interruption in the operation of our customer service center could also reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

In January 2012, we opened a furniture home delivery hub in Avenel, New Jersey and, in February 2012, we opened a furniture distribution center in North East, Maryland. Further, we expanded into an additional 400,000 square feet at our West Jefferson, Ohio distribution center in May 2013, opened a furniture distribution center in Grand Prairie, Texas in September 2013 and in-sourced three home furniture delivery facilities in 2013. As a result of these and other efforts with respect to our distribution facilities, we may encounter operational difficulties with respect to our facilities, such as disruptions in transitioning fulfillment orders to the new distribution facilities and problems associated with operating new facilities or reducing the size and changing functions of existing facilities, and any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

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

Based on total volume dollar purchases, in fiscal 2013 we purchased approximately 74% of our merchandise from vendors located outside the United States, including 69% from Asia, the majority of which originated from China. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, including Asia. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order by order basis. Additionally, many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs, anti-dumping duties and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our vendors in specific countries such as China.

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

A significant number of customer purchases across all of our channels are made using credit cards. Additionally, a significant number of our customer orders are placed through our websites, and we process, store, and transmit large amounts of data, including personal information, for our customers. Also, we depend in part throughout our operations on the secure transmission of confidential information over public networks. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches including credit card breaches, vandalism, catastrophic events, and human error. Our operations may further be impacted by security breaches that occur at third party vendors.

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

Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. If a computer hacker or other criminal is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could expose us to risks of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business. In addition to the possibility of fines, lawsuits and other claims, we could be required to expend significant resources to change our business practices or modify our service offerings in connection with the protection of personally identifiable information, which could have a material adverse effect on our business.

In addition, states and the federal government have enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. We collect and store personal information from consumers in the course of doing business. These laws have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected. We may also incur legal costs if we are required to defend our methods of collection, processing, and storage of personal data. Investigations, lawsuits, or adverse publicity relating to our methods of handling personal data could result in increased costs and negative market reaction.

Furthermore, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting additional state and federal proposals addressing data privacy and security. If any of the current proposals are adopted, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products.

Material damage to, or interruptions in, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We depend largely upon our information technology systems in the conduct of all aspects of our operations, many of which we have only adopted and implemented within the past several years in connection with rebuilding our supply chain and infrastructure. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. Damage or interruption to our information systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Management information system failures or telecommunications system problems may disrupt operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems may have a material adverse effect on our business or results of operations.

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

Catalog mailings are an important component of our business. Increases in costs relating to paper, printing, shipping rates and other catalog distribution costs would affect the cost of our catalog mailings. In 2013, we continued expanding the page counts of our catalogs. In 2013, we also reduced the frequency of Source Books circulated to one mailing per year. We rely on customary discounts from the basic shipping rate structure that are available for our catalog mailings, which could be changed or discontinued at any time. The market price for paper has fluctuated significantly during the past three fiscal years and may continue to fluctuate in the future.

Future increases in shipping rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems or by using alternative direct-mail formats.

We have historically experienced fluctuations in customer response to our catalogs. Customer response to our catalogs depends substantially on product assortment, product availability and creative presentation, the selection of customers to whom the catalogs are mailed, changes in mailing strategies, the page size, page count, frequency and timing of delivery of the catalogs, as well as the general retail sales environment and current domestic and global economic conditions. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has been and can be affected by shipping service delays. Any delays in the timing of catalog delivery could cause customers to forgo or defer purchases. If the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net sales, or if our catalog circulation optimization strategy is not successful, our results of operations could be negatively impacted.

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

From time to time we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation. Such legal proceedings may include claims related to our employment practices, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us or our management could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

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

We lease all but one of our retail store locations and we also lease our outlet stores, our corporate headquarters and our nine distribution and home delivery facilities. The initial lease term of our retail stores generally ranges from ten to fifteen years, and certain leases contain renewal options for up to fifteen years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved, as well as common area maintenance charges, real property insurance and real estate taxes. We purchased the building and land for our store in San Francisco, but to date we have principally relied upon leases with landlords for our other locations. As we develop new stores in the future, we may explore other models for our real estate which could include joint ventures or other forms of equity ownership in the real estate interests associated with new sites and buildings. These approaches might require additional capital investment and could present different risks than a traditional store lease with a landlord, including greater financial exposure if a new store location is not as successful as we originally target in our plans.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, in May 2013, the Financial Accounting Standards Board (“FASB”) issued an exposure draft outlining proposed changes to current lease accounting in FASB Accounting Standards Codification (“ASC”) 840 – Leases. The proposed new accounting pronouncement, if ultimately adopted in its proposed form, could result in significant changes to current accounting, including the capitalization of leases on the balance sheet that currently are recorded off balance sheet as operating leases. While this change would not impact the cash flow related to our store leases, it could adversely impact our balance sheet and could therefore impact our ability to raise financing from banks or other sources.

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

Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long lived assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected. In that regard, we recorded $1.4 million and $2.1 million impairment charges on long-lived assets of certain underperforming stores in fiscal 2013 and fiscal 2010, respectively, and we recorded charges amounting to $3.2 million related to retail store closures in fiscal 2011. No such related charges were recorded in fiscal 2012.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Our first assessment of the effectiveness of our internal control over financial reporting since becoming a public company in 2012 is included within this Form 10-K. Management concluded that our internal control over financial reporting was effective as of February 1, 2014. However, if we identify in the future one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Therefore, even if our management concludes in the future that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if they interpret the relevant requirements differently from us. Material weaknesses and significant deficiencies may be identified during the audit process or at other times.

Our reporting obligations as a public company place a significant strain on our management and our operational and financial resources and systems and will continue to do so for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our financial statements, harm our business, and negatively impact the trading price of our common stock.

We incur costs as a public company, and our management is required to devote substantial time to compliance matters.

As a public company, we incur significant legal, accounting, and other expenses, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements. The reporting requirements, rules, and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted new requirements for companies that use certain minerals and metals in their products, known as “conflict minerals,” whether or not these products are manufactured by third parties. Some of these minerals are commonly used in many products and may be used in some of the products we offer. These requirements require companies to diligence, disclose, and report whether such minerals, if used in the products of the company, originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of such minerals if they are found to be used in our products and necessary for their functionality. Since we source substantially all of our products abroad, we may not be able to sufficiently verify the origins of these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation and affect our compliance with the SEC regulations. The first report is due on May 31, 2014 for the 2013 calendar year.

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

In addition, sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. All of our outstanding shares of common stock are freely tradable, except for (i) 76,983 shares as of March 21, 2014 issued under our 2012 Equity Replacement Plan that are subject to additional time-based resale restrictions and (ii) certain other shares of our common stock that are held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”), which are restricted securities under the Securities Act.

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

Our certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (“DGCL”), and prevents us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock unless board or stockholder approval is obtained prior to the acquisition, subject to certain exceptions. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

Effective May 20, 2013, Home Holdings LLC, a Delaware limited liability company (“Home Holdings”), ceased to control a majority of our voting common stock. As a result, we ceased to be a “controlled company” within the meaning of the NYSE corporate governance standards. In accordance with NYSE requirements, before we ceased to be a “controlled company,” we appointed at least one independent member to each of the compensation and nominating and governance committees. NYSE rules also require that we appoint at least a majority of independent members to such committees within 90 days of the date we ceased to be a “controlled company,” or August 18, 2013. We complied with this requirement within the period prescribed by the rules. Our audit committee is fully independent.

NYSE rules also require that we appoint compensation, and nominating and governance committees composed entirely of independent directors and appoint a majority of independent directors to our board of directors within one year of such date, or May 20, 2014. Although we expect that our board and committees will meet these independence requirements by the May 20, 2014 deadline, we do not currently have compensation, and nominating and governance committees composed entirely of independent directors or a majority of independent directors on our board of directors. Accordingly, until such time that our board and committees meet these independence, stockholders will not have the same protections afforded to stockholders of companies that are currently required to comply with such corporate governance requirements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We leased approximately 1,030,000 gross square feet for 61 Galleries, 5 Full Line Design Galleries, 3 Baby & Child Galleries and 17 outlet stores that were open as of February 1, 2014. The initial lease term of our retail stores is generally 10 –15 years. Certain leases contain renewal options for up to 20 years.

Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases. In addition, certain leases have a percentage rent based upon sales after minimum thresholds are achieved. Leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. We also lease approximately 20,000 square feet for offsite storage.

Leased Properties

The following table summarizes the location and size of our leased distribution centers and corporate facilities occupied as of February 1, 2014:

Location	Purpose	Lease Expiration	Occupied Square Footage (Approximate)
Distribution Centers
West Jefferson, Ohio	Distribution center	April 2028	1,224,000
North East, Maryland	Distribution center	February 2028	1,195,000
Mira Loma, California	Distribution center / Home delivery	June 2020	886,000
Grand Prairie, Texas	Distribution center / Home delivery	August 2028	859,000
Baltimore, Maryland	Distribution center / Home delivery	June 2014	508,000
Tracy, California	Home delivery	September 2016	284,000
Avenel, New Jersey	Home delivery	November 2016	114,000
Pompano Beach, Florida	Home delivery	October 2020	101,000
Houston, Texas	Home delivery	August 2018	71,000

Corporate Facilities
Corte Madera, California (1)	Corporate headquarters	(2)	267,000
Richmond, California	Warehouse	September 2022	259,000
San Rafael, California	Warehouse	July 2014	10,000
Pleasanton, California	Corporate office	June 2020	8,000

(1)	Includes approximately 15,000 square feet of warehouse space.
(2)	Lease agreements for our corporate headquarters expire between May 2020 and May 2028.

Owned Properties

We currently own one store, our approximately 8,000 square foot Gallery in San Francisco’s Design District.

We believe that our current offices and facilities are in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings

From time to time we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation. Such legal proceedings may include claims related to our employment practices, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock began trading on the NYSE, under the symbol “RH” on November 2, 2012. The following table sets forth the highest and lowest closing prices for our common stock on the NYSE for the periods indicated since our initial public offering.

	Highest	Lowest
Fiscal 2012
Fourth Quarter (from November 2, 2012)	$37.99	$31.10
Fiscal 2013
First Quarter	$39.58	$32.75
Second Quarter	$77.18	$39.55
Third Quarter	$76.80	$60.52
Fourth Quarter	$76.25	$54.96

The number of stockholders of record of our common stock as of February 1, 2014 was 58. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph and table compare the cumulative total stockholder return for our common stock during the period from November 2, 2012 (the date our common stock commenced trading on the NYSE) through February 1, 2014 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on November 2, 2012 in the common stock of Restoration Hardware Holdings, Inc., the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	11/2/2012	2/1/2013	5/3/2013	8/2/2013	11/1/2013	1/31/2014
Restoration Hardware Holdings, Inc.	100.00	116.50	124.73	221.41	220.55	182.44
NYSE Composite Index	100.00	108.87	113.43	117.67	121.65	121.04
S&P Retailing Select Index	100.00	107.88	119.60	133.46	135.93	128.22

Repurchases of Common Stock during the Three Months Ended February 1, 2014

The following table provides information with respect to shares of common stock we repurchased during the three months ended February 1, 2014. For additional information, please see Note 12—Share Repurchases to our audited consolidated financial statements. These repurchases are related to certain options and awards granted under the Company’s equity plans that contain a repurchase right.

	Number of Shares	Average Purchase Price Per Share
November 3, 2013 to November 30, 2013
Employee transactions	2,470	$75.11
December 1, 2013 to January 4, 2013
No activity	—	—
January 5, 2014 to February 1, 2014
No activity	—	—

Total	2,470	$75.11

On March 10, 2014, we repurchased 238,290 shares of common stock from Carlos Alberini, our former Co-Chief Executive Officer, for a purchase price of $65.06 per share, which was the closing sale price per share of our common stock on the New York Stock Exchange on that date, payable through the issuance of a promissory note. The shares repurchased were issued to Mr. Alberini under the Company’s 2012 Equity Replacement Plan. For additional information, please see Note 20—Subsequent Events.

Item 6.	Selected Consolidated Financial Data

The following tables present Restoration Hardware Holdings, Inc.’s consolidated financial and operating data as of the dates and for the periods indicated.

Restoration Hardware Holdings, Inc. was formed as a Delaware corporation on August 18, 2011. On November 7, 2012, Restoration Hardware Holdings, Inc. completed an initial public offering and acquired all of the outstanding shares of capital stock of Restoration Hardware, Inc. In connection with the initial public offering, common stock of Restoration Hardware Holdings, Inc. was issued in replacement of prior unit awards under the Team Resto Ownership Plan. These transactions are referred to as the “Reorganization.” Restoration Hardware Holdings, Inc. has not engaged in any business or other activities except in connection with its formation and the Reorganization. Accordingly, all financial and other information herein relating to periods prior to the completion of the Reorganization is that of Restoration Hardware, Inc.

The selected consolidated financial data as of February 1, 2014 and February 2, 2013 and for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, were derived from consolidated financial statements included in Item 8—Financial Statements and Supplementary Data. The selected consolidated financial data as of January 28, 2012 and as of and for the periods ended January 29, 2011 and January 30, 2010 were derived from consolidated financial statements for such years not included herein.

The selected historical consolidated data presented below should be read in conjunction with Item 1A—Risk Factors, Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes to our consolidated financial statements.

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in thousands, excluding per square foot store data)
Statement of Operations Data:
Net revenues	$1,550,961	$1,193,046	$958,084	$772,752	$625,685
Cost of goods sold	994,081	756,597	601,735	501,132	412,629

Gross profit	556,880	436,449	356,349	271,620	213,056
Selling, general and administrative expenses	502,029	505,485	329,506	274,836	238,889

Income (loss) from operations	54,851	(69,036)	26,843	(3,216)	(25,833)
Interest expense	(5,733)	(5,776)	(5,134)	(3,150)	(3,241)

Income (loss) before income taxes	49,118	(74,812)	21,709	(6,366)	(29,074)
Income tax expense (benefit) (1)	30,923	(62,023)	1,121	685	(423)

Net income (loss)	$18,195	$(12,789)	$20,588	$(7,051)	$(28,651)

Weighted-average number of basic shares outstanding	38,671,564	9,428,828	468	100	100
Basic net income (loss) per share	$0.47	$(1.36)	$43,991	$(70,510)	$(286,510)
Weighted-average number of diluted shares outstanding	40,416,630	9,428,828	468	100	100
Diluted net income (loss) per share	$0.45	$(1.36)	$43,991	$(70,510)	$(286,510)
Other Financial and Operating Data:
Growth in net revenues:
Stores (2)	27%	20%	22%	15%	(6)%
Direct	33%	30%	27%	37%	(15)%
Total	30%	25%	24%	24%	(10)%
Comparable brand revenue growth (3)	31%	28%	26%	26%	(10)%
Retail: (4)
Comparable store sales change (5)	27%	28%	25%	19%	(7)%
Retail stores open at end of period	70	71	74	91	95
Retail sales per leased selling square foot (6)	$1,395	$1,143	$846	$635	$525
Total leased square footage at end of period (in thousands)	798	768	808	970	1,015
Total leased selling square footage at end of period (in thousands) (7)	554	501	516	613	642
Average leased square footage (in thousands) (8)	793	784	913	1,014	1,042
Average leased selling square footage (in thousands) (8)	522	504	580	641	660
Direct:
Catalogs circulated (in thousands) (9)	12,325	32,712	26,052	46,507	31,336
Catalog pages circulated (in millions) (9)	6,583	16,029	8,848	6,260	4,418
Direct as a percentage of net revenues (10)	47%	46%	44%	43%	39%
Capital expenditures	$93,868	$49,058	$25,593	$39,907	$2,024
Adjusted net income (loss) (11)	$69,101	$37,739	$26,451	$3,025	$(18,483)
Adjusted EBITDA (12)	$148,555	$96,571	$80,154	$41,097	$17,596

	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,389	$8,354	$8,512	$13,364	$13,186
Working capital (excluding cash and cash equivalents) (13)	284,785	267,905	156,506	103,894	57,058
Total assets	1,025,103	789,613	586,810	501,991	431,528
Line of credit	85,425	82,501	107,502	111,837	57,442
Term loan	—	—	14,798	—	—
Total debt (including current portion) (14)	87,621	87,029	131,040	116,995	61,652
Total stockholders’ equity	545,272	451,611	250,463	215,804	221,079

(1)	As of the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits (adjusted for permanent differences) for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, coupled with our business plan for profitability in future periods, provided assurance that our future tax benefits more likely than not would be realized. Accordingly, in the three and twelve months ended February 2, 2013, we released all of our U.S. valuation allowance of $57.2 million against net deferred tax assets.
(2)	Stores data represents retail stores plus outlet stores.
(3)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales and outlet store net revenues. Refer to footnote (5) below for a definition of comparable store sales. Because fiscal 2012 was a 53-week year, comparable brand revenue growth percentage for fiscal 2012 excludes the extra week of revenue.
(4)	Retail data has been calculated based upon retail stores, which includes our Baby & Child Galleries and excludes outlet stores.
(5)	Comparable store sales have been calculated based upon retail stores that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Comparable store net revenues exclude revenues from outlet stores. Because fiscal 2012 was a 53-week year, comparable store sales change percentage for fiscal 2012 excludes the extra week of sales.
(6)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average leased selling square footage for the period.
(7)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters. Leased selling square footage excludes exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for fiscal 2013, fiscal 2012 and fiscal 2011 includes approximately 4,500 square feet related to one owned store location.
(8)	Average square footage (leased or leased selling, as applicable) is calculated for each quarter by taking the total applicable square footage at the beginning of the quarter plus the total applicable square footage at the end of the quarter and dividing by two. Average square footage for periods of six, nine and twelve months is calculated by averaging the average square footage for the quarters within such periods.
(9)	The catalogs and catalog pages circulated from period to period do not take into account different page sizes per catalog distributed. Page sizes and page counts vary for different catalog mailings and we sometimes mail different versions of a catalog at the same time. Accordingly, period to period comparisons of catalogs circulated and catalog pages circulated do not take these variations into account.
(10)	Direct revenues include sales through our catalogs and websites.
(11)

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

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Statement of Operations Data:
Net income (loss)	$18,195	$(12,789)	$20,588	$(7,051)	$(28,651)
Adjustments pre-tax:
Management and pre-IPO board fees (a)	—	4,258	10,715	4,793	4,620
Non-cash and other one-time compensation (b)	63,155	115,055	6,350	—	—
Terminated operations (c)	—	—	1,580	352	2,604
Severance and other transaction costs (d)	—	—	621	1,797	1,521
Impairment of long-lived assets (e)	—	—	—	2,115	2,304
Lease termination costs (f)	—	(386)	3,110	—	—
Inventory write-down amortization (g)	—	—	—	—	(12,780)
Special committee investigation and remediation (h)	—	4,778	—	—	—
Initial public offering costs (i)	—	10,755	—	—	—
Anti-dumping exposure (j)	—	3,250	—	—	—
Non-capitalized IPO costs (k)	—	—	—	2,351	—
Follow-on offering fees (l)	2,895	—	—	—	—

Subtotal adjusted items	66,050	137,710	22,376	11,408	(1,731)
Impact of income tax items (m)	(15,144)	(87,182)	(16,513)	(1,332)	11,899

Adjusted net income (loss)	$69,101	$37,739	$26,451	$3,025	$(18,483)

(a)	Includes fees and expenses paid in accordance with our management services agreement with Home Holdings, as well as fees and expense reimbursements paid to our board of directors prior to the initial public offering.
(b)	Fiscal 2013 includes a $33.7 million non-cash compensation charge related to the one-time, fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013 and a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman. Fiscal 2012 includes a $92.0 million non-cash compensation charge related to equity grants at the time of the Reorganization, as well as a non-cash compensation charge of $23.1 million related to the performance-based vesting of certain shares granted to Mr. Alberini and Mr. Friedman. Fiscal 2011 includes a $6.4 million compensation charge related to the repayment of loans owed to Home Holdings by Gary Friedman, through the reclassification by Home Holdings of Mr. Friedman’s Class A and Class A-1 ownership units into an equal number of Class A Prime and Class A-1 Prime ownership units. Mr. Friedman served as our Chairman and Co-Chief Executive Officer at the time of such loan repayment.
(c)	Includes costs related to the restructuring of our Shanghai office location.
(d)	Generally includes executive severance and other related costs.
(e)	Includes costs related to impairment of long-lived assets related to our retail store operations.
(f)	Includes lease termination costs for retail stores that were closed prior to their respective lease termination dates. The lease termination amount in fiscal 2012 includes changes in estimates regarding liabilities for future lease payments for closed stores.

(g)	Represents non-cash impact of amortizing, over the period of the inventory turn, the net fair value adjustment to inventory recorded in connection with the purchase price allocation for the acquisition of all of the outstanding capital stock of Restoration Hardware, Inc. by Home Holdings on June 16, 2008.
(h)	Represents legal and other professional fees incurred in connection with the investigation conducted by the special committee of the board of directors relating to our Chief Executive Officer, Gary Friedman, and our subsequent remedial actions.
(i)	Represents costs incurred in connection with our initial public offering, including a fee of $7.0 million to Catterton Management Company, LLC (“Catterton”), Tower Three Partners LLC (“Tower Three”) and GJK Capital Advisors, LLC (“Glenhill”) in accordance with our management services agreement, payments of $2.2 million to certain former executives and bonus payments to employees of $1.3 million.
(j)	Represents expense incurred as a result of increased tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review of the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.
(k)	Represents costs related to our initial public offering.
(l)	Represents legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.
(m)	As of the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, coupled with our business plan for profitability in future periods provided assurance that our future tax benefits more likely than not would be realized. Accordingly, in fiscal 2012, we released all of our U.S. valuation allowance against net deferred tax assets. In addition, income tax items exclude the tax benefit related to the resolution of our Canada Revenue Agency examination in fiscal 2012, exclude the tax benefit from the utilization of federal and state net operating losses, and assume a normalized tax rate of 40% for all periods.
(12)	EBITDA and adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense and provision for income taxes. We define adjusted EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance.

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

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Statement of Operations Data:
Net income (loss)	$18,195	$(12,789)	$20,588	$(7,051)	$(28,651)
Depreciation and amortization	27,654	26,748	29,186	31,263	43,065
Interest expense	5,733	5,776	5,134	3,150	3,241
Income tax expense (benefit)	30,923	(62,023)	1,121	685	(423)

EBITDA	82,505	(42,288)	56,029	28,047	17,232
Management and pre-IPO board fees (n)	—	4,258	10,715	4,793	4,620
Non-cash and other one-time compensation (o)	63,155	116,157	7,907	1,119	592
Terminated operations (p)	—	—	1,580	352	2,604
Severance and other transaction costs (q)	—	—	621	1,797	1,521
Impairment of long-lived assets (r)	—	—	—	2,115	2,304
Lease termination costs (s)	—	(386)	3,110	—	—
Inventory write-down amortization (t)	—	—	—	—	(12,780)
Special committee investigation and remediation (u)	—	4,778	—	—	—
Initial public offering costs (v)	—	10,755	—	—	—
Anti-dumping exposure (w)	—	3,250	—	—	—
Non-capitalized IPO costs (x)	—	—	—	2,351	—
Follow-on offering fees (y)	2,895	—	—	—	—
Other (z)	—	47	192	523	1,503

Adjusted EBITDA	$148,555	$96,571	$80,154	$41,097	$17,596

(n)	Includes fees and expenses paid in accordance with our management services agreement with Home Holdings, as well as fees and expense reimbursements paid to our board of directors prior to the initial public offering.
(o)	Fiscal 2013 includes a $33.7 million non-cash compensation charge related to the one-time, fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013 and a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman. Fiscal 2012 includes a $92.0 million non-cash compensation charge related to equity grants at the time of the Reorganization, as well as a non-cash compensation charge of $23.1 million related to the performance-based vesting of certain shares granted to Mr. Alberini and Mr. Friedman. Fiscal 2011 includes a $6.4 million compensation charge related to the repayment of loans owed to Home Holdings by Mr. Friedman, through the reclassification by Home Holdings of Mr. Friedman’s Class A and Class A-1 ownership units into an equal number of Class A Prime and Class A-1 Prime ownership units. Mr. Friedman served as our Chairman and Co-Chief Executive Officer at the time of such loan repayment. In addition, amounts include stock-based compensation expense incurred prior to our initial public offering.

(p)	Includes the impact of divesting our Brocade Home brand, closing four temporary clearance centers operated from October 2008 to March 2010, costs related to closing The Michaels Furniture Company and costs related to the restructuring of our Shanghai office location.
(q)	Generally includes executive severance and other related costs.
(r)	Includes costs related to impairment of long-lived assets related to our retail store operations prior to our initial public offering.
(s)	Includes lease termination costs for retail stores that were closed prior to their respective lease termination dates. The lease termination amount in fiscal 2012 includes changes in estimates regarding liabilities for future lease payments for closed stores.
(t)	Represents non-cash impact of amortizing, over the period of the inventory turn, the net fair value adjustment to inventory recorded in connection with the purchase price allocation for the acquisition of all of the outstanding capital stock of Restoration Hardware, Inc. by Home Holdings on June 16, 2008.
(u)	Represents legal and other professional fees incurred in connection with the investigation conducted by the special committee of the board of directors relating to Mr. Friedman and our subsequent remedial actions.
(v)	Represents costs incurred in connection with our initial public offering, including a fee of $7.0 million to Catterton, Tower Three and Glenhill in accordance with our management services agreement, payments of $2.2 million to certain former executives and bonus payments to employees of $1.3 million.
(w)	Represents expense incurred as a result of increased tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review of the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.
(x)	Represents costs related to our efforts to pursue an initial public offering.
(y)	Represents legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.
(z)	Represents items which management believes are not indicative of our ongoing operating performance. Fiscal 2009 includes one-time start-up costs associated with Baby& Child, occupancy costs for corporate office space exited by us as part of the acquisition of all of the outstanding capital stock of Restoration Hardware, Inc. by Home Holdings on June 16, 2008, and foreign exchange gains and losses. Fiscal 2010 and fiscal 2011 include consulting fees related to organizational matters, state franchise tax amounts and foreign exchange gains and losses.
(13)	Working capital is defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.
(14)	Total debt (including current portion) includes the revolving line of credit, term loan, and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs and websites. We position our stores as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. As of February 1, 2014, we operated 62 Galleries, 5 Full Line Design Galleries and 3 Baby & Child Galleries, as well as 17 outlet stores throughout the United States and Canada.

In order to drive growth across our business, we are focused on the following key strategies:

•

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing retail footprint to a portfolio focused on Full Line Design Galleries. Our Full Line Design Galleries are sized based on the market potential and the size of our assortment. Based on our analysis, we believe we have opportunities to operate Full Line Design Galleries in 60 to 70 locations in the United States and Canada.

•	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:

•	Growing our merchandise assortment;

•	Introducing new products and categories;

•	Expanding our service offerings; and

•	Exploring and testing new business opportunities complementary to our core business.

•

Increase Brand Awareness. We will continue to increase our brand awareness and customer loyalty through our real estate transformation, our Source Book circulation strategy, our digital marketing initiatives, and our increased advertising and public relations activities and events.

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

Our fiscal 2013 results reflect the ongoing strength of our business. We have continued to increase market share, and at the same time invested in our infrastructure and supply chain to support future growth. Key financial achievements of fiscal 2013 include:

•	Net revenues increased 30% to $1.6 billion in fiscal 2013, on top of a 25% increase in fiscal 2012 and a 24% increase in fiscal 2011.

•	The fourth quarter of fiscal 2013 marked our 16th consecutive quarter of double-digit net revenue growth.

•	Net income increased to $18.2 million in fiscal 2013 from a net loss of $12.8 million in fiscal 2012.

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

Our Strategic Initiatives. We are in the process of implementing a number of significant business initiatives that have had and will continue to have an impact on our results of operations, including the development of new larger Full Line Design Galleries in a number of new locations, the optimization of our store sizes to better fit anticipated demand in a given market, the expansion of our product categories and services and changes in the ways in which we market with our catalogs. Although these initiatives are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operation in future periods, and we may not achieve the desired benefits. Opening Full Line Design Galleries will require significant capital expenditures, and retail store closures may lead to charges including lease termination and other exit costs. These changes could affect our results of operation in future periods. In addition, the investments required to continue our strategic initiatives may have a negative impact on cash flows in future periods and could create pressure on our liquidity if we do not achieve the desired results from these initiatives in a timely manner. We expect that we will continue to incur significant capital expenditures as part of our initiative to open more Full Line Design Galleries over the next several years, and that these expenditures will have an impact on our cash flows during this time. For fiscal 2013, we incurred total capital expenditures of $93.9 million and we anticipate our capital expenditure requirements to be approximately $115 million to $125 million for fiscal 2014.

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

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that was able to match market demand from our customers, leading to higher levels of customer back orders and lost sales.

Fluctuation in Quarterly Results. Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and timing of catalog releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. See “Risk Factors—Our operating results are subject to quarterly fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.”

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results, including net revenues, gross profit, selling, general and administrative expenses and adjusted EBITDA and adjusted net income.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include all payroll and payroll related expenses, store expenses other than occupancy and expenses related to many of our operations at our headquarters, including utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes catalog production, mailing and print advertising costs. All store pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred. Selling, general and administrative expenses as a percentage of net revenues is usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.

Our recent revenue growth has been accompanied by increased selling, general and administrative expenses, excluding certain one-time and non-cash items discussed in “Basis of Presentation and Results of Operations” below. The most significant components of these increases are payroll costs, as well as credit card fees due to increased revenue. We expect these expenses to continue to increase as we continue to open new stores, develop new product categories and otherwise grow our business. These increases were partially offset by a decrease in advertising and marketing costs as a result of modifying our Source Book strategy for fiscal 2013 and eliminating our Fall Source Book.

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

The following table sets forth our statement of operations and other financial and operating data.

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(dollars in thousands, excluding per square foot store data)
Statement of Operations Data:
Net revenues	$1,550,961	$1,193,046	$958,084
Cost of goods sold	994,081	756,597	601,735

Gross profit	556,880	436,449	356,349
Selling, general and administrative expenses	502,029	505,485	329,506

Income (loss) from operations	54,851	(69,036)	26,843
Interest expense	(5,733)	(5,776)	(5,134)

Income (loss) before income taxes	49,118	(74,812)	21,709
Income tax expense (benefit)	30,923	(62,023)	1,121

Net income (loss)	$18,195	$(12,789)	$20,588

Other Financial and Operating Data:
Growth in net revenues:
Stores (1)	27%	20%	22%
Direct	33%	30%	27%
Total	30%	25%	24%
Comparable brand revenue growth (2)	31%	28%	26%
Retail: (3)
Comparable store sales change (4)	27%	28%	25%
Retail stores open at beginning of period	71	74	91
Stores opened	2	5	5
Stores closed	3	8	22
Retail stores open at end of period	70	71	74
Retail sales per leased selling square foot (5)	$1,395	$1,143	$846
Total leased square footage at end of period (in thousands)	798	768	808
Total leased selling square footage at end of period (in thousands) (6)	554	501	516
Average leased square footage (in thousands) (7)	793	784	913
Average leased selling square footage (in thousands) (7)	522	504	580

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(dollars in thousands, excluding per square foot store data)
Direct:
Catalogs circulated (in thousands) (8)	12,325	32,712	26,052
Catalog pages circulated (in millions) (8)	6,583	16,029	8,848
Direct as a percentage of net revenues (9)	47%	46%	44%
Capital expenditures	$93,868	$49,058	$25,593

(1)	Stores data represents retail stores plus outlet stores. Net revenues for outlet stores for fiscal 2013, fiscal 2012 and fiscal 2011 were $89.6 million, $54.3 million and $43.9 million, respectively.
(2)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales and outlet store net revenues. Refer to footnote (4) below for a definition of comparable store sales. Because fiscal 2012 was a 53-week year, comparable brand revenue growth percentage for fiscal 2012 excludes the extra week of revenue.
(3)	Retail data has been calculated based upon retail stores, which includes our Baby & Child Galleries and excludes outlet stores.
(4)	Comparable store sales have been calculated based upon retail stores that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Comparable store net revenues exclude revenues from outlet stores. Because fiscal 2012 was a 53-week year, comparable store sales change percentage for fiscal 2012 excludes that extra week of sales.
(5)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average leased selling square footage for the period.
(6)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters. Leased selling square footage excludes exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,500 square feet related to one owned store location.
(7)	Average square footage (leased or leased selling, as applicable) is calculated for each quarter by taking the total applicable square footage at the beginning of the quarter plus the total applicable square footage at the end of the quarter and dividing by two. Average square footage for periods of six, nine and twelve months is calculated by averaging the average square footage for the quarters within such periods.
(8)	The catalogs and catalog pages circulated from period to period do not take into account different page sizes per catalog distributed. Page sizes and page counts vary for different catalog mailings and we sometimes mail different versions of a catalog at the same time. Accordingly, period to period comparisons of catalogs circulated and catalog pages circulated do not take these variations into account.
(9)	Direct revenues include sales through our catalogs and websites.

The following table sets forth our consolidated statement of operations data as a percentage of total revenues.

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	64.1	63.4	62.8

Gross profit	35.9	36.6	37.2
Selling, general and administrative expenses	32.4	42.4	34.4

Income (loss) from operations	3.5	(5.8)	2.8
Interest expense	(0.3)	(0.5)	(0.5)

Income (loss) before income taxes	3.2	(6.3)	2.3
Income tax expense (benefit)	2.0	(5.2)	0.1

Net income (loss)	1.2%	(1.1)%	2.2%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our Stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our Direct net revenues which include sales through our catalogs and websites.

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Stores	$818,372	$643,306	$534,411
Direct	732,589	549,740	423,673

Net revenues	$1,550,961	$1,193,046	$958,084

Fiscal 2013 Compared to Fiscal 2012

Net revenues

Net revenues increased $357.9 million, or 30.0%, to $1,551.0 million in fiscal 2013 compared to $1,193.0 million in fiscal 2012. We had 70 and 71 retail stores open at February 1, 2014 and February 2, 2013, respectively. Stores sales increased $175.1 million, or 27.2%, to $818.4 million in fiscal 2013 compared to $643.3 million in fiscal 2012 due in large part to our comparable store sales increase of 27% in fiscal 2013 compared to fiscal 2012. Direct sales increased $182.8 million, or 33.3%, to $732.6 million in fiscal 2013 compared to $549.7 million in fiscal 2012. Our comparable brand revenue growth increased by 31% in fiscal 2013 compared to fiscal 2012. We believe that the increase in comparable brand revenue, comparable store sales and direct sales was due primarily to our customers’ favorable reaction to our merchandise assortment, including the expansion of existing product categories, and the introduction of new product categories.

Gross profit

Gross profit increased $120.4 million, or 27.6%, to $556.9 million in fiscal 2013 from $436.4 million in fiscal 2012. As a percentage of net revenues, gross margin decreased 0.7% to 35.9% of net revenues in fiscal 2013 from 36.6% of net revenues in fiscal 2012.

In fiscal 2012, we incurred a $3.3 million charge related to increased tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review of the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011. Excluding the impact associated with this obligation, gross margin decreased 1.0% to 35.9% of net revenues in fiscal 2013 from 36.9% in fiscal 2012. This decrease was primarily driven by strategic pricing on new product introductions and changes in product mix. In addition, gross profit as a percentage of net revenues decreased due to increased freight costs resulting from a larger percentage of furniture sales during the period, which incur higher shipping costs than our other products. These decreases in gross profit as a percentage of net revenues were partially offset by improvement in store occupancy costs from improved leverage on the fixed portion of such costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $3.5 million, or 0.7%, to $502.0 million in fiscal 2013 compared to $505.5 million in fiscal 2012.

Selling, general and administrative expenses in fiscal 2013 included: (i) a $33.7 million non-cash compensation charge related to the one-time, fully vested option to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer, (ii) a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman in connection with the Reorganization and initial public offering, and (iii) $2.9 million of costs incurred in connection with our follow-on offerings in May 2013 and July 2013.

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

The increase in selling, general and administrative expenses, excluding the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs, an increase in credit card fees due to increased revenues and an increase in corporate occupancy costs. These increases were partially offset by a decrease in advertising and marketing costs as a result of modifying our Source Book strategy in fiscal 2013 to eliminate the Fall Source Book.

Excluding the one-time and non-cash compensations items in fiscal 2013 and fiscal 2012 mentioned above, selling, general and administrative expenses were 28.1% of net revenues in fiscal 2013 compared to 31.4% of net revenues in fiscal 2012. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a decrease in advertising and marketing costs due to the change in the Source Book strategy.

Interest expense

Interest expense was $5.7 million in fiscal 2013 compared to $5.8 million in fiscal 2012. This decrease was primarily due to a decrease in the average borrowings under the revolving line of credit in fiscal 2013 compared to fiscal 2012 partially offset by interest expense of $1.1 million in fiscal 2013 related to accounting for build-to-suit transactions under ASC 840 for certain of our Full Line Design Galleries.

Income tax expense (benefit)

Income tax expense increased $92.9 million to a $30.9 million expense in fiscal 2013 compared to a benefit of $62.0 million in fiscal 2012. Our effective tax rate was 63.0% in fiscal 2013 compared to 82.9% in fiscal 2012. The fiscal 2013 effective tax rate was significantly impacted by (i) non-deductible stock-based compensation and (ii) other non-deductible expenses. The fiscal 2012 effective tax rate was significantly impacted by (i) our reporting a loss before income taxes, (ii) the release of the U.S. valuation allowance against our net deferred tax assets, and (iii) non-deductible stock-based compensation. By the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits (adjusted for permanent differences) for the most recent three-year period, and this coupled with our business plan for profitability in future periods, provided assurance that our future tax benefits are more likely than not to be realized. Accordingly, in the fourth quarter of fiscal 2012 we released $57.2 million of our U.S. valuation allowance against net deferred tax assets.

Fiscal 2012 Compared to Fiscal 2011

Net revenues

Net revenues increased $234.9 million, or 24.5%, to $1,193.0 million in fiscal 2012 compared to $958.1 million in fiscal 2011. We had 71 and 74 retail stores open at February 1, 2014 and January 28, 2012, respectively. Stores sales increased $108.9 million, or 20.4%, to $643.3 million in fiscal 2012 compared to $534.4 million in fiscal 2011 due in large part to our comparable store sales increase of 28% in fiscal 2012 compared to fiscal 2011, partially offset by having fewer stores open during fiscal 2012 compared to fiscal 2011. Direct sales increased $126.0 million, or 29.8%, to $549.7 million in fiscal 2012 compared to $423.7 million in fiscal 2011. Our comparable brand revenue growth increased by 28% in fiscal 2012 compared to fiscal 2011. We believe that the increase in comparable brand revenue, comparable store sales and direct sales was due primarily to our customers’ favorable reaction to our merchandise assortment, including the expansion of existing product categories, new product categories, and an increase in catalog pages circulated.

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

Quarterly Results

The following table sets forth our historical quarterly consolidated statements of income for each of the last eight fiscal quarters ended through February 1, 2014. This quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8—Financial Statements and Supplementary Data.

Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and timing of catalog releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. During these peak periods of working capital requirements, we have historically increased our borrowings under the Restoration Hardware, Inc. revolving line of credit. As such, results of a period shorter than a full year may not be indicative of results expected for the entire year.

	Fiscal 2012				Fiscal 2013
	First Quarter	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (2)	First Quarter (3)	Second Quarter (4)	Third Quarter	Fourth Quarter
	(dollars in thousands)
Net revenues	$217,914	$292,906	$284,171	$398,055	$301,337	$382,098	$395,832	$471,694
Cost of goods sold	142,646	178,779	182,291	252,881	199,460	242,872	255,032	296,717

Gross profit	75,268	114,127	101,880	145,174	101,877	139,226	140,800	174,977
Selling, general, and administrative expenses	77,365	94,465	99,886	233,769	101,366	167,006	116,940	116,717

Income (loss) from operations	(2,097)	19,662	1,994	(88,595)	511	(27,780)	23,860	58,260
Interest expense	(1,575)	(1,479)	(1,544)	(1,178)	(840)	(1,191)	(2,165)	(1,537)

Income (loss) before income taxes	(3,672)	18,183	450	(89,773)	(329)	(28,971)	21,695	56,723
Income tax expense (benefit)	56	567	(1,235)	(61,411)	(168)	(11,136)	12,146	30,081

Net income (loss)	$(3,728)	$17,616	$1,685	$(28,362)	$(161)	$(17,835)	$9,549	$26,642

Adjusted net income (loss) (5)	$(1,324)	$12,245	$2,662	$24,156	$2,257	$19,793	$13,017	$34,034
Adjusted EBITDA (6)	$6,159	$28,738	$12,973	$48,701	$11,231	$40,778	$30,591	$65,955
Comparable brand revenue growth (7)	23%	30%	27%	29%	39%	30%	38%	24%
Comparable store sales (8)	26%	31%	29%	26%	41%	26%	29%	17%

(1)	The second and third quarters of fiscal 2012 include $2.0 million and $2.8 million, respectively, of legal and other professional fees incurred in connection with the investigation conducted by the special committee of the board of directors relating to our Chief Executive Officer, Gary Friedman, and our subsequent remedial actions.
(2)	The fourth quarter of fiscal 2012 includes (i) a $92.0 million non-cash compensation charge related to equity grants at the time of the Reorganization, (ii) a non-cash compensation charge of $23.1 million related to the performance-based vesting of certain shares granted to Mr. Alberini and Mr. Friedman, (iii) costs incurred in connection with our initial public offering, including a fee of $7.0 million to Catterton, Tower Three and Glenhill in accordance with our management services agreement, payments of $2.2 million to certain former executives and bonus payments to employees of $1.3 million and (iv) $3.3 million incurred as a result of increased tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review of the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011. In addition, as of the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits (adjusted for permanent differences) for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, coupled with our business plan for profitability in future periods, provided assurance that our future tax benefits more likely than not would be realized. Accordingly, in the fourth fiscal quarter of 2012, we released all of our U.S. valuation allowance of $57.2 million against net deferred tax assets.

(3)	The first quarter of fiscal 2013 includes (i) a $3.3 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman and (ii) $0.8 million of costs incurred in connection with our follow-on offering in May 2013.
(4)	The second quarter of fiscal 2013 includes (i) a $33.7 million non-cash compensation charge related to the one-time, fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013, (ii) a $26.2 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman and (iii) $2.1 million of legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.
(5)	Adjusted net income (loss) is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income (loss) is included in this filing because management believes that adjusted net income (loss) provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income (loss) for the periods indicated below.

	Fiscal 2012				Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net income (loss)	$(3,728)	$17,616	$1,685	$(28,362)	$(161)	$(17,835)	$9,549	$26,642
Adjustments pre-tax:
Management and board fees (a)	889	1,198	1,198	973	—	—	—	—
Non-cash and other one-time compensation (b)	—	—	—	115,055	3,323	59,832	—	—
Lease termination costs (c)	575	(961)	—	—	—	—	—	—
Special committee investigation (d)	—	1,989	2,789	—	—	—	—	—
Initial public offering costs (e)	—	—	—	10,755	—	—	—	—
Anti-dumping exposure (f)	—	—	—	3,250	—	—	—	—
Follow-on offering fees (g)	—	—	—	—	767	2,128	—	—

Subtotal adjusted items	1,464	2,226	3,987	130,033	4,090	61,960	—	—
Impact of income tax items (h)	940	(7,597)	(3,010)	(77,515)	(1,672)	(24,332)	3,468	7,392

Adjusted net income (loss)	$(1,324)	$12,245	$2,662	$24,156	$2,257	$19,793	$13,017	$34,034

(a)	Includes fees and expenses paid in accordance with our management services agreement with Home Holdings, as well as fees and expense reimbursements paid to our board of directors prior to the initial public offering.
(b)

The fourth quarter of fiscal 2012 includes a $92.0 million non-cash compensation charge related to equity grants at the time of the Reorganization, as well as a non-cash compensation charge of $23.1 million related to the performance-based vesting of certain shares granted to Mr. Alberini and Mr. Friedman. The first quarter of fiscal 2013 includes a non-cash compensation charge of $3.3 million related to the performance-based vesting of certain shares granted to Mr. Friedman. The second quarter of fiscal 2013 includes a $33.7 million non-cash compensation charge related to the one-time, fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive

Officer in July 2013 and a $26.2 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman.
(c)	Represents changes in estimates of future lease payments related to lease termination cost liabilities for retail stores that were closed prior to their respective lease termination dates.
(d)	Represents legal and other professional fees incurred in connection with the investigation conducted by the special committee of the board of directors relating to our Chief Executive Officer, Gary Friedman, and our subsequent remedial actions.
(e)	Represents costs incurred in connection with our initial public offering, including a fee of $7.0 million to Catterton, Tower Three and Glenhill in accordance with our management services agreement, payments of $2.2 million to certain former executives and bonus payments to employees of $1.3 million.
(f)	Represents expense incurred as a result of increased tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review of the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.
(g)	Represents legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.
(h)	As of the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, coupled with our business plan for profitability in future periods provided assurance that our future tax benefits more likely than not would be realized. Accordingly, in the fourth quarter of fiscal 2012, we released all of our U.S. valuation allowance against net deferred tax assets. In addition, income tax items exclude the tax benefit related to the resolution of our Canada Revenue Agency examination in the third quarter of fiscal 2012, exclude the tax benefit from the utilization of federal and state net operating losses, and assume a normalized tax rate of 40% for all periods.

(6)	The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below. For further discussion of the use of EBITDA and Adjusted EBITDA, see footnote 12 to the table included in “Selected Consolidated Financial Data”.

	Fiscal 2012				Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net income (loss)	$(3,728)	$17,616	$1,685	$(28,362)	$(161)	$(17,835)	$9,549	$26,642
Depreciation and amortization	6,424	6,468	6,593	7,263	6,630	6,598	6,731	7,695
Interest expense	1,575	1,479	1,544	1,178	840	1,191	2,165	1,537
Income tax expense (benefit)	56	567	(1,235)	(61,411)	(168)	(11,136)	12,146	30,081

EBITDA	4,327	26,130	8,587	(81,332)	7,141	(21,182)	30,591	65,955
Management and board fees (i)	889	1,198	1,198	973	—	—	—	—
Non-cash and other one-time compensation (j)	387	351	364	115,055	3,323	59,832	—	—
Lease termination costs (k)	575	(961)	—	—	—	—	—	—
Special committee investigation (l)	—	1,989	2,789	—	—	—	—	—
Initial public offering costs (m)	—	—	—	10,755	—	—	—	—
Anti-dumping exposure (n)	—	—	—	3,250	—	—	—	—
Follow-on offering fees (o)	—	—	—	—	767	2,128	—	—
Other (p)	(19)	31	35	—	—	—	—	—

Adjusted EBITDA	$6,159	$28,738	$12,973	$48,701	$11,231	$40,778	$30,591	$65,955

(i)	Includes fees and expenses paid in accordance with our management services agreement with Home Holdings, as well as fees and expense reimbursements paid to our board of directors prior to the initial public offering.
(j)	The fourth quarter of fiscal 2012 includes a $92.0 million non-cash compensation charge related to equity grants at the time of the Reorganization, as well as a non-cash compensation charge of $23.1 million related to the performance-based vesting of certain shares granted to Mr. Alberini and Mr. Friedman. The first quarter of fiscal 2013 includes a non-cash compensation charge of $3.3 million related to the performance-based vesting of certain shares granted to Mr. Friedman. The second quarter of fiscal 2013 includes a $33.7 million non-cash compensation charged related to the one-time, fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013 and a $26.2 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman. In addition, amounts include stock-based compensation expense incurred prior to our initial public offering.
(k)	Represents changes in estimates of future lease payments related to lease termination cost liabilities for retail stores that were closed prior to their respective lease termination dates.
(l)	Represents legal and other professional fees incurred in connection with the investigation conducted by the special committee of the board of directors relating to Mr. Friedman and our subsequent remedial actions.
(m)	Represents costs incurred in connection with our initial public offering, including a fee of $7.0 million to Catterton, Tower Three and Glenhill in accordance with our management services agreement, payments of $2.2 million to certain former executives and bonus payments to employees of $1.3 million.
(n)	Represents expense incurred as a result of increased tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review of the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.
(o)	Represents legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.
(p)	Represents items which management believes are not indicative of our ongoing operating performance which includes foreign exchange gains and losses.

(7)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales and outlet store net revenues. Refer to footnote (8) below for a definition of comparable store sales. Because the fourth quarter of fiscal 2012 was a 14-week quarter, comparable brand revenue growth percentage for fourth quarter of fiscal 2012 excludes the extra week of revenue.
(8)	Comparable store sales have been calculated based upon retail stores that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Comparable store net revenues exclude revenues from outlet stores. Because the fourth quarter of fiscal 2012 was a 14-week quarter, comparable store sales change percentage for fourth quarter of fiscal 2012 excludes the extra week of sales.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations and the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, payroll, Source Books and other catalogs, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable and other current liabilities. Our working capital varies as a result of increases in our inventory levels and costs related to our catalogs and our borrowings have generally increased as a result of the growth of our business and ongoing transformation of our retail stores. We believe that cash expected to be generated from operations, and borrowing availability under the revolving line of credit or other financing arrangements, will be sufficient to meet working capital requirements, anticipated capital expenditures and payments due under our revolving line of credit for at least the next 12 – 24 months. Our investments in capital expenditures for fiscal 2013 totaled $93.9 million. We expect to have capital expenditures of approximately $115 million to $125 million in fiscal 2014, primarily related to our efforts to continue our growth and expansion, including construction of Full Line Design Galleries and infrastructure investments.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Provided by (used in) operating activities	$87,521	$(3,864)	$17,121
Used in investing activities	(93,868)	(49,368)	(25,593)
Provided by financing activities	11,505	53,052	3,371
Increase (decrease) in cash and cash equivalents	5,035	(158)	(4,852)
Cash and cash equivalents at end of period	13,389	8,354	8,512

Net Cash Used In Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For fiscal 2013, net cash provided by operating activities was $87.5 million and consisted of net income of $18.2 million and non-cash items of $99.2 million, offset by a decrease in working capital and other activities of $29.9 million. Non-cash items of $99.2 million include stock-based compensation expense of $67.6 million, depreciation and amortization of $27.7 million, and an increase in our deferred income tax of $5.6 million. The decrease in working capital and other activities consisted primarily of increases in inventory of $100.9 million to support our growth, increases in prepaid expenses of $22.8 million primarily due to an increase in vendor deposits and capitalized catalog costs, and increases in accounts receivable of $5.0 million due to revenue growth and tenant improvements. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $57.3 million primarily due to timing of payments, increases in other current liabilities of $30.4 million due to federal and state tax liabilities and an increase in our customer return reserve, increases in deferred revenue and customer deposits of $7.3 million due to the timing of shipments made at fiscal year end, as well as increases in deferred rent and lease incentives of $7.2 million primarily due to entering into new lease agreements for Full Line Design Gallery and new distribution center locations.

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

For fiscal 2011, net cash provided by operating activities was $17.1 million and consisted of net income of $20.6 million and non-cash items of $48.6 million, offset by an increase in working capital and other activities of $52.1 million. Non-cash items of $48.6 million include expenses of $6.4 million related to the repayment of the executive loan by Mr. Friedman and $6.0 million for the management fee to Catterton, Tower Three and Glenhill, both incurred by Home Holdings on our behalf and reflected as capital contributions. The increase in working capital and other activities consisted primarily of increases in inventory of $39.5 million in anticipation of future demand and as a result of the increased capacity due to opening a new distribution center in fiscal 2011, prepaid expenses of $36.4 million primarily due to an increase in catalog costs associated with the Source Book strategy and accounts receivable of $7.3 million due to timing of payments received related to our credit card receivables. These uses of cash from working capital components were offset by sources of cash from increases in accrued liabilities and accounts payable of $14.4 million primarily due to timing of payments, increases in deferred revenue and customer deposits of $11.4 million due to the timing of shipments made at fiscal year end, as well as increases in other current liabilities of $3.9 million primarily due to an increase in gift certificate-related liabilities.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new store openings and improvements and in supply chain and systems infrastructure.

For fiscal 2013, net cash used in investing activities was $93.9 million primarily as a result of investments in new stores, investment in supply chain and systems infrastructure, renovations to our corporate headquarters and investment in information technology.

For fiscal 2012, net cash used in investing activities was $49.4 million primarily as a result of investments in new stores, investment in supply chain and systems infrastructure and the purchase of a new domain name.

For fiscal 2011, capital expenditures were $25.6 million as a result of investments in new stores and investment in supply chain and systems infrastructure.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings and repayments related to the revolving line of credit, term loan and capital contributions.

For fiscal 2013, net cash provided by financing activities was $11.5 million primarily due to net proceeds from the exercise of stock options of $7.6 million, excess tax benefits from the exercise of stock options of $3.7 million and net borrowings under the revolving line of credit of $2.9 million, partially offset by payments on capital lease obligations of $2.6 million.

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

Revolving Line of Credit

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders. This credit agreement modified a previous facility under which Restoration Hardware, Inc. had a revolving line of credit for up to $190.0 million. Under the credit agreement, which has a maturity date of August 3, 2016, Restoration Hardware, Inc. has a revolving line of credit available of up to $417.5 million (following Restoration Hardware, Inc.’s exercise of the commitment increase option on November 1, 2012, as described below), of which $10.0 million is available to Restoration Hardware Canada, Inc. The credit agreement was further amended in January 2012 to add a $15.0 million term loan facility with a maturity date of July 6, 2015, which was repaid in full on November 7, 2012, as described below.

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

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.80% as of February 1, 2014.

As of February 1, 2014, $85.4 million was outstanding under the revolving line of credit. As of February 1, 2014, Restoration Hardware, Inc.’s undrawn borrowing availability under the revolving line of credit was $261.7 million and there were $18.9 million in outstanding letters of credit.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The credit agreement does not contain any significant financial or coverage ratio covenants unless the availability under the revolving line of credit is less than the greater of (i) $17.5 million and (ii) 10% of the lesser of (A) the aggregate maximum commitments under the revolving line of credit and (B) the domestic borrowing base. If the availability under the revolving line of credit is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio is approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of February 1, 2014, Restoration Hardware, Inc. was in compliance with all covenants, and if the availability under the revolving line of credit were less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence. The credit agreement requires a daily sweep of cash to prepay the loans under the credit agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit to Restoration Hardware, Inc. is less than the greater of (A) $20.0 million and (B) 15% of the lesser of the aggregate maximum commitments and the domestic borrowing base.

Contractual Obligations

We enter into long term contractual obligations and commitments, primarily debt obligations and non-cancelable operating leases, in the normal course of business. As of February 1, 2014, our contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	2014	2015–2016	2017–2018	Thereafter
	(in thousands)
Revolving line of credit (1)	$85,425	$—	$85,425	$—	$—
Capital lease obligations	2,256	1,844	341	71	—
Operating leases (2)	612,667	68,709	119,368	100,599	323,991
Other long-term obligations (3)	143,001	48,352	17,510	16,659	60,480
Letters of credit	18,862	18,862	—	—	—

Total	$862,211	$137,767	$222,644	$117,329	$384,471

(1)	Excludes estimated interest under the revolving line of credit. Interest costs for the revolving line of credit have been estimated based on interest rates in effect for our indebtedness as of February 1, 2014, as well as estimated borrowing levels in the future based upon planned inventory purchases. Actual borrowing levels and interest costs may differ. The revolving line of credit has a maturity date of August 3, 2016.
(2)	We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. Amounts above do not include estimated contingent rent due under operating leases of $2.0 million at February 1, 2014.
(3)	Other long-term obligations include estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements.

The liability of $1.4 million as of February 1, 2014, for unrecognized tax benefits associated with uncertain tax positions (see Note 10—Income Taxes to our audited consolidated financial statements) has not been included in the contractual obligations table above because we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of February 1, 2014.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in the consolidated financial statements have not been materially impacted by such variances. More information on all of our significant accounting policies can be found in Note 3—Significant Accounting Policies to our audited consolidated financial statements.

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

Advertising Expenses

Advertising expenses primarily represent the costs associated with our catalog mailings, as well as print and website marketing.

Capitalized Catalog Costs

Capitalized catalog costs consist primarily of third-party incremental direct costs to prepare, print and distribute our Source Books. Such costs are capitalized and amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual Source Book basis. Estimated future revenues are based upon various factors such as the total number of Source Books and pages circulated, the probability and magnitude of consumer response and the merchandise assortment offered. Each Source Book is generally fully amortized within a twelve-month period and the majority of the amortization occurs within the first six to ten months, with the exception of the Holiday Source Books, which are generally fully amortized within a four-month period. Capitalized catalog costs are evaluated for realizability on a regular basis by comparing the carrying amount associated with each Source Book to the estimated probable remaining future sales associated with that Source Book.

Our catalog amortization calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and the probability and magnitude of consumer response to certain Source Books and merchandise assortment offered. If actual revenues associated with our Source Books differ from our original estimates, we adjust our catalog amortization schedules accordingly. Changes in the expected period of benefit could impact the timing of the catalog amortization expense recorded to the consolidated statement of operations.

During fiscal 2013, we modified our Source Book strategy and eliminated our Fall Source Book. We therefore made changes to our assumptions regarding the estimated future revenues and the period over which such revenues would be earned related to our Spring 2013 Source Books. As a result, the amortization period for the Spring 2013 Source Books increased from an eight- to nine-month period to a twelve-month period.

Website and Print Advertising

Website and print advertising expenses, which include e-commerce advertising, web creative content and direct marketing activities such as print media, radio and other media advertising, are expensed as incurred or upon the release of the content or the initial advertisement.

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

We qualitatively assess goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During fiscal 2013, we performed a qualitative analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of our goodwill for impairment.

For goodwill not qualitatively assessed or if goodwill is qualitatively assessed and it is determined it is not more likely than not that the reporting unit’s fair value is greater than its carrying amount, a two-step quantitative approach is used. In the first step, we compare the fair value of the reporting unit, generally defined as the same level as or one level below an operating segment, to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. The assumptions used in such valuations are subject to volatility and may differ from actual results.

Our tests for impairment of goodwill resulted in a determination that the fair value of the Company substantially exceeded the carrying value of our net assets as of February 1, 2014. We do not anticipate any material impairment charges in the near term.

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

Lease Accounting

We lease stores, distribution facilities, office space and certain equipment under various leases. We classify leases at the inception of the lease as a build-to-suit lease, a capital lease or an operating lease.

We are sometimes involved in the construction of leased stores. As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, and are required to capitalize the construction costs on our consolidated balance sheets (referred to as build-to-suit leases). We establish assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon completion of the project, we perform a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 – Leases, to determine if we can remove the assets from our consolidated balance sheets. In many of our leases, we are reimbursed a portion of the construction costs via adjusted rental payments and/or cash payments or have terms which fix the rental payments for a significant percentage of the leased asset’s economic life. These items generally are considered “continuing involvement,” which precludes us from derecognizing the assets from our consolidated balance sheets when construction is complete. In conjunction with these leases, we also record financing obligations equal to the cash proceeds or fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.

In a capital or an operating lease, the expected lease term begins with the date that we take possession of the equipment or the leased space for construction and other purposes. The expected lease term may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured. The expected term is also used in the determination of whether a store is a capital or operating lease.

Some of our equipment is held under capital leases. These assets are included in property and equipment and depreciated over the term of the lease. We do not report rent expense for capital leases. Rather, rental payments under the lease are recognized as a reduction of the capital lease obligation and interest expense.

All other leases are considered operating leases in accordance with ASC 840. Assets subject to an operating lease and the related lease payments are not recorded on our consolidated balance sheets. For leases that contain lease incentives, premiums and minimum rental expenses, we recognize rental expense on a straight-line basis over the lease term, including the construction period. We record rental expense during the construction period. Tenant improvement allowances received from landlords are recorded as deferred rent, reported as a long-term liability on the consolidated balance sheets, and are amortized on a straight-line basis over the lease term, including the construction period.

Stock-Based Compensation

We use the straight-line method of accounting for stock-based compensation, which we believe is the predominant method used in our industry. We recognize the fair value of stock-based compensation in the consolidated financial statements as compensation expense over the requisite service period. In addition, excess tax benefits related to stock-based compensation awards are reflected as financing cash flows. For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of our stock on the date of grant. The fair value of each option award granted under our award plans subsequent to our initial public offering is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following assumptions:

•

Expected volatility—Based on the lack of historical data for our own shares, we base our expected volatility on a representative peer group that takes into account industry, market capitalization, stage of life cycle and capital structure.

•

Expected term—Represents the period of time that options granted are expected to be outstanding. We elected to calculate the expected term of the option awards using the “simplified method”. This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Under the “simplified” calculation method, the expected term is calculated as an average of the vesting period and the contractual life of the options.

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

A sustained period of profitability in our operations was required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets. Although we were profitable for the full fiscal 2011, the seasonality of our business continued to result in losses during certain quarters. We recorded a net loss of $3.7 million in the first quarter of fiscal 2012, compared to a net loss of $6.2 million in the same quarter of fiscal 2011, and net income of $17.6 million in the second quarter of fiscal 2012, compared to net income of $7.6 million in the same quarter of fiscal 2011. Due to the seasonality that was then affecting our business, historically our full year results substantially depended on the results from operations in the fourth quarter.

By the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits (adjusted for permanent items) for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, coupled with our business plan for profitability in future periods, provided assurance that our future tax benefits are more likely than not to be realized. Accordingly, in the fourth quarter of fiscal 2012, we released all of our U.S. valuation allowance against net deferred tax assets, resulting in a $57.2 million benefit in our provision for income taxes. At February 1, 2014, we have retained a valuation allowance totaling $0.2 million against deferred tax assets for our Shanghai operations.

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

Recently Issued Accounting Pronouncements

Accounting for Leases

The Financial Accounting Standards Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued a new exposure draft, Leases (the “Exposure Draft”), which would replace the existing guidance in ASC 840. Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. The comment period for the Exposure Draft ended on September 13, 2013. If and when effective, this Exposure Draft will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting standards will have on our consolidated financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an Accounting Standards Update, which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We believe the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At February 1, 2014, $85.4 million was outstanding under the revolving line of credit. As of February 1, 2014, the undrawn borrowing availability under the revolving line of credit was $261.7 million, and there were $18.9 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the year ended February 1, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Item 8.	Financial Statements and Supplementary Data

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$13,389	$8,354
Accounts receivable—net	22,028	17,040
Merchandise inventories	453,845	353,329
Current deferred tax assets	21,400	37,006
Prepaid expense and other current assets	103,153	77,029

Total current assets	613,815	492,758

Property and equipment—net	214,909	111,406
Goodwill	122,424	122,601
Trademarks	47,410	47,410
Other intangible assets—net	1,298	2,713
Non-current deferred tax assets	16,980	6,873
Other assets	8,267	5,852

Total assets	$1,025,103	$789,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$206,778	$145,353
Deferred revenue and customer deposits	48,927	41,643
Current deferred tax liabilities	145	—
Other current liabilities	61,598	32,428

Total current liabilities	317,448	219,424

Revolving line of credit	85,425	82,501
Deferred rent and lease incentives	37,727	30,784
Other long-term obligations	39,231	5,293

Total liabilities	479,831	338,002

Commitments and contingencies (See Note 16 to the consolidated financial statements)	—	—

Stockholders’ equity:
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 39,124,764 shares issued and outstanding as of February 1, 2014; 38,856,251 shares issued and 37,967,635 shares outstanding as of February 2, 2013	4	4
Additional paid-in capital	584,641	505,883
Accumulated other comprehensive income	629	1,211
Accumulated deficit	(37,292)	(55,487)
Treasury stock—at cost, 40,353 and zero shares, respectively	(2,710)	—

Total stockholders’ equity	545,272	451,611

Total liabilities and stockholders’ equity	$1,025,103	$789,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net revenues	$1,550,961	$1,193,046	$958,084
Cost of goods sold	994,081	756,597	601,735

Gross profit	556,880	436,449	356,349
Selling, general and administrative expenses	502,029	505,485	329,506

Income (loss) from operations	54,851	(69,036)	26,843
Interest expense	(5,733)	(5,776)	(5,134)

Income (loss) before income taxes	49,118	(74,812)	21,709
Income tax expense (benefit)	30,923	(62,023)	1,121

Net income (loss)	$18,195	$(12,789)	$20,588

Weighted-average shares used in computing basic net income (loss) per share	38,671,564	9,428,828	468
Basic net income (loss) per share	$0.47	$(1.36)	$43,991
Weighted-average shares used in computing diluted net income (loss) per share	40,416,630	9,428,828	468
Basic and diluted net income (loss) per share	$0.45	$(1.36)	$43,991

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income (loss)	$18,195	$(12,789)	$20,588
Foreign currency translation adjustment—net of tax	(582)	61	163

Total comprehensive income (loss)	$17,613	$(12,728)	$20,751

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances—January 29, 2011	100	$—	$278,103	$987	$(63,286)	—	$—	$215,804
Stock-based compensation	—	—	1,557	—	—	—	—	1,557
Capital contribution—executive compensation	—	—	6,350	—	—	—	—	6,350
Capital contribution—management fee	—	—	6,000	—	—	—	—	6,000
Net income	—	—	—	—	20,588	—	—	20,588
Foreign currency translation adjustment—net of tax	—	—	—	163	—	—	—	163
Capitalization of Restoration Hardware Holdings, Inc.	900	—	1	—	—	—	—	1

Balances—January 28, 2012	1,000	—	292,011	1,150	(42,698)	—	—	250,463
Stock-based compensation	—	—	116,183	—	—	—	—	116,183
Conversion of Restoration Hardware Holdings, Inc. common stock upon Reorganization	(1,000)	—	—	—	—	—	—	—
Issuance of common stock upon Reorganization	32,188,891	3	(3)	—	—	—	—	—
Issuance of common stock—net of issuance costs	4,782,609	1	97,692	—	—	—	—	97,693
Vesting of stock awards	996,135	—	—	—	—	—	—	—
Net loss	—	—	—	—	(12,789)	—	—	(12,789)
Foreign currency translation adjustment— net of tax	—	—	—	61	—	—	—	61

Balances—February 2, 2013	37,967,635	4	505,883	1,211	(55,487)	—	—	451,611
Stock-based compensation	—	—	67,622	—	—	—	—	67,622
Issuance of restricted stock	6,667	—	—	—	—	—	—	—
Vested and delivered restricted stock units	4,161	—	(178)	—	—	—	—	(178)
Exercise of stock options—including tax benefit	298,038	—	11,314	—	—	—	—	11,314
Repurchases of common stock	(40,353)	—	—	—	—	40,353	(2,710)	(2,710)
Vesting of stock awards	888,616	—	—	—	—	—	—	—
Net income	—	—	—	—	18,195	—	—	18,195
Foreign currency translation adjustment—net of tax	—	—	—	(582)	—	—	—	(582)

Balances—February 1, 2014	39,124,764	$4	$584,641	$629	$(37,292)	40,353	$(2,710)	$545,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,195	$(12,789)	$20,588
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,654	26,748	29,186
Loss on disposal of property and equipment	—	—	674
Impairment of long-lived assets	1,385	—	—
Excess tax benefit from exercise of stock options	(3,685)	—	—
Stock-based compensation expense	67,622	116,183	1,557
Capital contribution—executive compensation	—	—	6,350
Capital contribution—management fee paid by Home Holdings on behalf of the Company	—	—	6,000
Release of valuation allowance	—	(57,185)	—
Deferred income taxes	5,602	(4,686)	4,299
Non-cash interest expense	671	863	573
Change in assets and liabilities:
Accounts receivable	(4,995)	(5,282)	(7,280)
Merchandise inventories	(100,937)	(107,454)	(39,475)
Prepaid expense and other current assets	(22,819)	(24,454)	(36,371)
Other assets	(3,129)	(371)	(573)
Accounts payable and accrued expenses	57,318	36,154	14,374
Deferred revenue and customer deposits	7,282	16,224	11,418
Other current liabilities	30,351	2,689	3,915
Deferred rent and lease incentives	7,196	10,923	1,732
Other long-term obligations	(190)	(1,427)	154

Net cash provided by (used in) operating activities	87,521	(3,864)	17,121

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(93,868)	(49,058)	(25,593)
Purchase of trademarks and other intangible assets	—	(310)	—

Net cash used in investing activities	(93,868)	(49,368)	(25,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	1,670,876	1,344,468	1,007,330
Gross repayments under revolving line of credit	(1,667,952)	(1,369,469)	(1,011,937)
Proceeds from issuance of term loan	—	—	15,000
Repayment of term loan	—	(15,000)	—
Debt issuance costs	—	(426)	(2,835)
Payments on capital leases and other long-term obligations	(2,555)	(4,214)	(4,188)
Stock options exercised	7,629	—	—
Excess tax benefit from exercise of stock options	3,685	—	—
Tax withholdings related to issuance of stock-based awards	(178)	—	—
Capitalization of Restoration Hardware Holdings, Inc.	—	—	1
Proceeds from issuance of common stock—net of issuance costs	—	97,693	—

Net cash provided by financing activities	11,505	53,052	3,371

Effects of foreign currency exchange rate translation	(123)	22	249

Net increase (decrease) in cash and cash equivalents	5,035	(158)	(4,852)
Cash and cash equivalents
Beginning of period	8,354	8,512	13,364

End of period	$13,389	$8,354	$8,512

Cash paid for interest	$5,038	$5,382	$3,737
Cash paid for taxes	1,521	1,861	1,697
Non-cash transactions:
Property and equipment acquired under capital lease	238	—	7,770
Property and equipment acquired under build-to-suit	33,494	—	—
Property and equipment additions in accounts payable	4,204	3,505	645
Capital contribution—executive compensation	—	—	6,350
Capital contribution—management fee paid by Home Holdings on behalf of the Company	—	—	6,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. These products are sold through the Company’s stores, catalogs and websites. As of February 1, 2014, the Company operated a total of 70 retail stores and 17 outlet stores in 29 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

NOTE 2—ORGANIZATION

The Company was formed on August 18, 2011 and capitalized on September 2, 2011 as a holding company for the purposes of facilitating an initial public offering of common equity and was at such time a direct subsidiary of Home Holdings, LLC, a Delaware limited liability company (“Home Holdings”).

On November 1, 2012, the Company acquired all of the outstanding shares of capital stock of Restoration Hardware, Inc., a Delaware corporation, and Restoration Hardware, Inc. became a direct, wholly owned subsidiary of the Company. Restoration Hardware, Inc. was a direct, wholly owned subsidiary of Home Holdings LLC, a Delaware limited liability company (“Home Holdings”) prior to the Company’s initial public offering. Outstanding units issued by Home Holdings under its equity compensation plan, referred to as the Team Resto Ownership Plan, were replaced with common stock of the Company at the time of its initial public offering. These transactions are referred to as the “Reorganization.” As a result of these transactions, as of November 1, 2012, 32,188,891 shares of the Company’s common stock were outstanding.

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

On May 20, 2013, the Company completed a follow-on offering of 9,974,985 shares of common stock at an offering price of $50.00 per share, which included 1,301,085 shares sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters. All of the shares sold in the offering were sold by existing stockholders of the Company. No shares were sold by the Company in the offering, and, as such, the Company did not receive any of the proceeds from such sales. Effective May 20, 2013, the Company ceased being a subsidiary of Home Holdings, as a result of the sale, by Home Holdings, of a portion of its shares of the Company’s voting common stock, which resulted in Home Holdings owning less than a majority of the Company’s voting common stock after such sale.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process.

Fiscal Years

The Company’s fiscal year ends on the Saturday closest to January 31. As a result, the Company’s fiscal year may include 53 weeks. The fiscal years ended February 1, 2014 (“fiscal 2013”) and January 28, 2012 (“fiscal 2011”) each consisted of 52 weeks. The fiscal year ended February 2, 2013 (“fiscal 2012”) consisted of 53 weeks.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions in both U.S. dollar and Canadian dollar denominations. Accounts at the U.S. institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and accounts at the Canadian institutions are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian dollars. As of February 1, 2014, the Company had four U.S. bank account balances that were in excess of the FDIC insurance limit and three Canadian bank account balance that was in excess of the CIDC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration of credit risk.

Accounts Receivable

Accounts receivable consist primarily of receivables from the Company’s credit card processors for sales transactions and tenant improvement allowances from the Company’s landlords in connection with new leases. Accounts receivable is presented net of allowance for doubtful accounts, which is recorded on a specific identification basis. The allowance for doubtful accounts was $1.6 million and $0.8 million as of February 1, 2014 and February 2, 2013, respectively.

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

Due to these factors, the Company’s obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from the Company’s original estimates, the Company will adjust its inventory reserves accordingly throughout the period. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on the Company’s net income (loss) or inventory balances. The Company’s inventory reserve balances were $9.3 million and $5.9 million as of February 1, 2014 and February 2, 2013, respectively.

Advertising Expenses

Advertising expenses primarily represent the costs associated with the Company’s catalog mailings, as well as print and website marketing. Total advertising costs, recorded in selling, general and administrative expenses, were $83.0 million, $98.8 million, and $66.9 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Capitalized Catalog Costs

Capitalized catalog costs consist primarily of third-party incremental direct costs to prepare, print and distribute Source Books. Such costs are capitalized and amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual Source Book basis. Estimated future revenues are based upon various factors such as the total number of Source Books and pages circulated, the probability and magnitude of consumer response and the merchandise assortment offered. Each Source Book is generally fully amortized within a twelve-month period and the majority of the amortization occurs within the first six to ten months, with the exception of the Holiday Source Books, which are generally fully amortized within a four-month period. Capitalized catalog costs are evaluated for realizability on a regular basis by comparing the carrying amount associated with each Source Book to the estimated probable remaining future sales associated with that Source Book.

The Company’s catalog amortization calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and the probability and magnitude of consumer response to certain Source Books and merchandise assortment offered. If actual revenues associated with the Company’s Source Books differ from its original estimates, the Company adjusts its catalog amortization schedules accordingly. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on the Company’s net income as changes in the assumptions do not impact the total cost of the Source Books to be amortized. However, changes in the assumptions could impact the timing of the future catalog amortization expense recorded to the consolidated statement of operations.

During fiscal 2013, the Company modified its Source Book strategy and eliminated its Fall Source Book. The Company therefore made changes to its assumptions regarding the estimated future revenues and the period over which such revenues would be earned related to its Spring 2013 Source Books. As a result, the amortization period for the Spring 2013 Source Books increased from an eight- to nine-month period to a twelve-month period.

The Company had $49.3 million and $43.8 million of capitalized catalog costs that are included in prepaid expense and other current assets on the consolidated balance sheets as of February 1, 2014, and February 2, 2013, respectively.

Website and Print Advertising

Website and print advertising expenses, which include e-commerce advertising, web creative content and direct marketing activities such as print media, radio and other media advertising, are expensed as incurred or upon the release of the content or the initial advertisement.

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

Intangible Assets

Intangible assets reflect the value assigned to trademarks, core technologies and the fair market value of the Company’s leases. Core technologies and the fair market value of the leases are amortized over their useful life. The Company does not amortize trademarks as the Company defines the life of the asset as indefinite.

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

The Company qualitatively assesses goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During fiscal 2013, the Company performed a qualitative analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of the Company’s goodwill for impairment.

If goodwill is not qualitatively assessed or if goodwill is qualitatively assessed and it is determined it is not more likely than not that the reporting unit’s fair value is greater than its carrying amount, a two-step quantitative approach is used. In the first step, the Company compares the fair value of the reporting unit, generally defined as the same level as or one level below an operating segment, to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

The Company’s tests for impairment of goodwill resulted in a determination that the fair value of the Company substantially exceeded the carrying value of the Company’s net assets in fiscal 2013 and fiscal 2012. No impairment to goodwill has been recorded in any period.

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

The Company qualitatively assesses indefinite-lived intangible asset impairment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. During fiscal 2013, the Company performed a qualitative analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the asset’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of the Company’s trademarks for impairment.

If trademarks are not qualitatively assessed or if trademarks are qualitatively assessed and it is determined it is not more likely than not that the asset’s fair value is greater than its carrying amount, an impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected future cash flows.

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

The Company recorded an impairment charge in fiscal 2013 of $1.4 million related to the underperformance of a stand-alone Baby & Child Gallery, which is included in selling, general and administrative expenses on the consolidated statements of operations. The Company did not record an impairment charge on long-lived assets in fiscal 2012 or fiscal 2011.

Lease Accounting

The Company leases stores, distribution facilities, office space and certain machinery and equipment under various leases. The Company classifies leases at the inception of the lease as a build-to-suit lease, a capital lease or an operating lease.

The Company is sometimes involved in the construction of leased stores. As a result of this involvement, the Company is deemed the “owner” for accounting purposes during the construction period, and is required to capitalize the construction costs on its consolidated balance sheets (referred to as build-to-suit leases). The Company establishes assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent it is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. Upon completion of the project, the Company performs a sale-leaseback analysis pursuant to Accounting Standards Codification (“ASC”) 840 – Leases, to determine if it can remove the assets from its consolidated balance sheets. In many of its leases, the Company is reimbursed a portion of the construction costs via adjusted rental payments and/or cash payments or has terms which fix the rental payments for a significant percentage of the leased asset’s economic life. These items generally are considered “continuing involvement,” which precludes the Company from derecognizing the assets from its consolidated balance sheets when construction is complete. In conjunction with these leases, the Company also records financing obligations equal to the cash proceeds or fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. The Company does not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.

During fiscal 2013, the Company determined that lease agreements for four future Full Line Design Gallery locations met the capitalization criteria under ASC 840. As a result, the Company recorded approximately $33 million related to build-to-suit transactions, which is recorded within property and equipment, and other long-term obligations on the consolidated balance sheets.

In a capital or an operating lease, the expected lease term begins with the date that the Company takes possession of the equipment or the leased space for construction and other purposes. The expected lease term may also include the exercise of renewal options if the exercise of the option is determined to be reasonably assured. The expected term is also used in the determination of whether a store is a capital or operating lease.

Some of the Company’s equipment is held under capital leases. These assets are included in property and equipment and depreciated over the term of the lease. The Company does not report rent expense for capital leases. Rather, rental payments under the lease are recognized as a reduction of the capital lease obligation and interest expense.

All other leases are considered operating leases in accordance with ASC 840. Assets subject to an operating lease and the related lease payments are not recorded on the consolidated balance sheets. For leases that contain lease incentives, premiums and minimum rental expenses, the Company recognizes rental expense on a straight-line basis over the lease term, including the construction period. The Company records rental expense during the construction period. Tenant improvement allowances received from landlords are recorded as deferred rent, reported as a long-term liability on the consolidated balance sheets, and are amortized on a straight-line basis over the lease term, including the construction period.

Debt Issuance Costs

The Company capitalizes debt issuance costs related to its revolving line of credit. Capitalized costs related to the revolving line of credit are included in other assets on the consolidated balance sheets as deferred financing fees. Deferred financing fees are amortized utilizing the straight-line method and are included in interest expense on the consolidated statements of operations.

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

The Company reserves for projected merchandise returns. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender of the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

The Company’s customers may return purchased items for a refund. The Company provides an allowance for sales returns, net of cost of goods sold, based on historical return rates. A summary of the allowance for sales returns, presented net of cost of goods sold, is as follows (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Balance at beginning of fiscal year	$5,206	$3,181	$3,403
Provision for sales returns	165,470	134,909	102,875
Actual sales returns	(158,534)	(132,884)	(103,097)

Balance at end of fiscal year	$12,142	$5,206	$3,181

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

Redeemed gift certificates and merchandise credits are recorded in net revenues. Breakage resulted in a reduction of selling, general and administrative expenses on the consolidated statements of operations of $2.9 million, $1.8 million, and $3.2 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Self Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has a managed self insurance program related to claims filed. Expenses related to this self insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The Company had liabilities of $1.7 million related to health care coverage as of both February 1, 2014 and February 2, 2013.

The Company is self-insured for all workers’ compensation claims related to incidents incurred after November 1, 2013 and prior to November 1, 2007. The Company had liabilities of $1.7 million and $1.0 million related to workers’ compensation claims as of February 1, 2014 and February 2, 2013, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation in its consolidated financial statements as compensation expense over the requisite service period. In addition, excess tax benefits related to stock-based compensation awards are reflected as financing cash flows. For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of the Company’s stock on the date of grant. The fair value of each option award granted under the Company’s award plans subsequent to its initial public offering is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following assumptions:

•

Expected volatility—Based on the lack of historical data for its own shares, the Company bases its expected volatility on a representative peer group that takes into account industry, market capitalization, stage of life cycle and capital structure.

•

Expected term—Represents the period of time that options granted are expected to be outstanding. The Company elected to calculate the expected term of the option awards using the “simplified method.” This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Under the “simplified” calculation method, the expected term is calculated as an average of the vesting period and the contractual life of the options.

•	Risk-free interest rate—Based on the U.S. Treasury zero-coupon bond rate with a remaining term approximate of the expected term of the option.

•	Dividend yield—As the Company has not paid dividends, nor does it currently plan to pay dividends in the future, the assumed dividend yield is zero.

Prior to the Reorganization, Home Holdings had granted performance-based units that vested and became deliverable upon achievement or satisfaction of performance conditions specified in the performance agreement or upon the return on investment attained by certain of the equity investors in Home Holdings at defined liquidity events, including an initial public offering or certain sale or merger transactions. The Company estimated the fair value of performance-based units awarded to employees at the grant date based on the fair value of the Company on such date. The Company also considered the probability of achieving the established performance targets in determining its stock-based compensation with respect to these awards. The Company recognizes compensation cost over the performance period. When the performance is related to a specific event occurring in the future, the Company recognizes the full expense at the time of the event. At the time of the Reorganization, these performance-based units were replaced with shares of the Company’s common stock with substantially similar restrictions, terms and conditions. Refer to Note 13—Stock-Based Compensation.

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

Selling, general and administrative expenses for fiscal 2013 include a $33.7 million non-cash compensation charged related to the one-time, fully vested option granted to Gary Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013, a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman and $2.9 million of costs incurred in connection with the Company’s follow-on offerings in May 2013 and July 2013.

Selling, general and administrative expenses for fiscal 2012 include a $92.0 million non-cash compensation charge related to equity grants at the time of the Reorganization, as well as a non-cash compensation charge of $23.1 million related to the performance-based vesting of certain shares granted to the Company’s then Co-Chief Executive Officers, Mr. Friedman and Carlos Alberini. Costs incurred in connection with the initial public offering, including a fee of $7.0 million to Catterton Management Company, LLC (“Catterton”), Tower Three Partners LLC (“Tower Three”) and GJK Capital Advisors, LLC (“Glenhill”) in accordance with the Company’s management services agreement, payments of $2.2 million to certain former executives and bonus payments to employees of $1.3 million, were included in selling, general and administrative expenses in fiscal 2012. In addition, legal and other professional fees of $4.8 million, incurred in connection with the investigation conducted by the special committee of the board of directors relating to Mr. Friedman and the Company’s subsequent remedial actions, are included in fiscal 2012 selling, general and administrative expenses.

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

The accounting standard for uncertainty in income taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Differences between tax positions taken in a tax return and amounts recognized in the financial statements generally result in an increase in liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense.

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

The Company’s financial assets and liabilities were classified as Level 1 as of February 1, 2014, and February 2, 2013.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which consists of foreign currency translation adjustments.

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

Recently Issued Accounting Standards

Accounting for Leases

The Financial Accounting Standards Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued a new exposure draft, Leases (the “Exposure Draft”), which would replace the existing guidance in ASC 840. Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. The comment period for the Exposure Draft ended on September 13, 2013. If and when effective, this Exposure Draft will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting standards will have on its consolidated financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an Accounting Standards Update, which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

NOTE 4—PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Capitalized catalog costs	$49,274	$43,828
Vendor deposits	36,694	20,383
Prepaid expense and other current assets	17,185	12,818

Total prepaid expense and other current assets	$103,153	$77,029

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	February 1, 2014	February 2, 2013
Leasehold improvements (1)	$222,831	$155,338
Computer software	50,005	33,459
Furniture, fixtures and equipment	35,419	27,076
Machinery and equipment	11,374	8,866
Land	5,396	2,388
Building	2,205	2,205
Build-to-suit property (2)	33,496	—
Equipment under capital leases (3)	6,222	8,879

Total property and equipment	366,948	238,211
Less—accumulated depreciation and amortization	(152,039)	(126,805)

Total property and equipment—net	$214,909	$111,406

(1)	Leasehold improvements include construction in progress of $35.2 million and $25.9 million as of February 1, 2014, and February 2, 2013, respectively.
(2)	The Company capitalizes assets and records a corresponding long-term liability for build-to-suit lease agreements where it is considered the owner, for accounting purposes, during the construction period. For buildings under build-to-suit lease arrangements where the Company has taken occupancy and which do not qualify for sales recognition under the sale-leaseback accounting guidance, the Company has determined that it continues to be deemed the owner of these buildings. This is principally due to the Company’s significant investment in tenant improvements. As a result, the buildings are depreciated over the shorter of their useful lives or the related leases’ terms.
(3)	Accumulated depreciation and amortization include accumulated amortization related to equipment under capital leases of $6.0 million and $6.8 million as of February 1, 2014, and February 2, 2013, respectively.

The Company recorded depreciation expense of $26.5 million, $24.3 million, and $26.2 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of February 1, 2014 (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value		Useful Life
Intangible assets subject to amortization:
Core technologies	$6,580	$(6,580)	$—	$—		5 years
Fair value of leases
Fair market write-up	10,443	(9,187)	42	1,298		(2)
Fair market write-down	(2,591)	2,072	—	(519	)(1)	(2)

Total intangible assets subject to amortization	14,432	(13,695)	42	779
Intangible assets not subject to amortization:
Goodwill	122,285	—	139	122,424
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$184,127	$(13,695)	$181	$170,613

(1)	The fair market write-down of leases is included in other long-term obligations on the consolidated balance sheets.
(2)	The fair value of each lease is amortized over the life of the respective lease.

The following sets forth the goodwill and intangible assets as of February 2, 2013 (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value		Useful Life
Intangible assets subject to amortization:
Core technologies	$6,580	$(6,141)	$—	$439		5 years
Fair value of leases
Fair market write-up	10,737	(8,511)	48	2,274		(2)
Fair market write-down	(2,591)	1,789	—	(802	)(1)	(2)

Total intangible assets subject to amortization	14,726	(12,863)	48	1,911
Intangible assets not subject to amortization:
Goodwill	122,285	—	316	122,601
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$184,421	$(12,863)	$364	$171,922

(1)	The fair market write-down of leases is included in other long-term obligations on the consolidated balance sheets.
(2)	The fair value of each lease is amortized over the life of the respective lease.

The Company recorded amortization expense related to intangible assets of $1.1 million, $2.4 million, and $2.8 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

The following table sets forth the remaining amortization of the intangible assets based on a straight-line method of amortization over the respective useful lives as of February 1, 2014 (in thousands):

2014	$608
2015	96
2016	56
2017	19

Total amortization	$779

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Accounts payable	$116,306	$81,608
Accrued compensation	29,498	16,621
Accrued freight and duty	21,309	17,639
Accrued sales taxes	13,995	12,783
Accrued occupancy	6,306	5,842
Accrued catalog costs	7,663	6,906
Accrued professional fees	3,119	2,114
Other accrued expenses	8,582	1,840

Total accounts payable and accrued expenses	$206,778	$145,353

Accounts payable included negative cash balances due to outstanding checks of $25.5 million and $28.1 million as of February 1, 2014, and February 2, 2013, respectively.

Other current liabilities consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Federal and state tax payable	$22,254	$395
Unredeemed gift certificate and merchandise credit liability	18,830	18,435
Allowance for sales returns	12,142	5,206
Capital lease obligation—current	1,807	2,925
Other liabilities	6,565	5,467

Total other current liabilities	$61,598	$32,428

NOTE 8—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Financing obligations under build-to-suit transactions	$33,165	$—
Long-term notes payable for share repurchases	2,710	—
Unrecognized tax benefits	1,739	2,311
Other long-term liabilities	1,617	2,982

Total other long-term liabilities	$39,231	$5,293

Financing obligations under build-to-suit transactions relate to lease agreements where the Company is considered the owner, for accounting purposes, during the construction period. For these lease agreements, the Company capitalizes assets, which are included in property and equipment on the consolidated balance sheets, and records a corresponding long-term liability. For buildings under build-to-suit lease arrangements where the Company has taken occupancy and which do not qualify for sales recognition under the sale-leaseback accounting guidance, the Company has determined that it continues to be deemed the owner of these buildings. This is principally due to the Company’s significant investment in tenant improvements.

NOTE 9—REVOLVING LINE OF CREDIT

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders. This credit agreement modified a previous facility under which Restoration Hardware, Inc. had a revolving line of credit for up to $190.0 million. Under the credit agreement, which has a maturity date of August 3, 2016, Restoration Hardware, Inc. has a revolving line of credit available of up to $417.5 million (following Restoration Hardware, Inc.’s exercise of the commitment increase option on November 1, 2012, as described below), of which $10.0 million is available to Restoration Hardware Canada, Inc. The credit agreement was further amended in January 2012 to add a $15.0 million term loan facility with a maturity date of July 6, 2015, which was repaid in full on November 7, 2012, as described below.

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

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.80% as of February 1, 2014.

As of February 1, 2014, $85.4 million was outstanding under the revolving line of credit and the undrawn borrowing availability under the revolving line of credit was $261.7 million. There were $18.9 million and $19.5 million in outstanding letters of credit as of February 1, 2014, and February 2, 2013, respectively.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The credit agreement does not contain any significant financial or coverage ratio covenants unless the availability under the revolving line of credit is less than the greater of (i) $17.5 million and (ii) 10% of the lesser of (A) the aggregate maximum commitments under the revolving line of credit and (B) the domestic borrowing base. If the availability under the revolving line of credit is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio is approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of February 1, 2014, Restoration Hardware, Inc. was in compliance with all covenants, and if the availability under the revolving line of credit were less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence. The credit agreement requires a daily sweep of cash to prepay the loans under the credit agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit to Restoration Hardware, Inc. is less than the greater of (A) $20.0 million and (B) 15% of the lesser of the aggregate maximum commitments and the domestic borrowing base.

NOTE 10—INCOME TAXES

The following is a summary of the income tax expense (benefit) (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Current
Federal	$21,593	$—	$—
State	4,182	236	331
Foreign	(454)	(387)	595

Total current tax expense (benefit)	25,321	(151)	926

Deferred
Federal	6,215	(48,745)	(76)
State	(596)	(12,903)	223
Foreign	(17)	(224)	48

Total deferred tax expense (benefit)	5,602	(61,872)	195

Total income tax expense (benefit)	$30,923	$(62,023)	$1,121

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Provision at federal statutory tax rate	35.0%	35.0%	34.0%
State income taxes—net of federal tax impact	5.8	0.7	5.6
Stock-based compensation	21.3	(30.0)	12.4
Valuation allowance	(0.1)	76.5	(49.4)
Foreign income	(0.2)	0.6	(2.0)
Net adjustments to tax accruals and other	1.2	0.1	4.6

Effective tax rate	63.0%	82.9%	5.2%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 1, 2014	February 2, 2013
Current deferred tax assets (liabilities)
Accrued expense	$22,164	$11,026
State tax benefit	428	(931)
Inventory	19,350	14,215
Deferred revenue	1,891	20,144
Net operating loss carryforwards	—	12,337
Construction allowance	(1,694)	(1,698)
Stock-based compensation	1,038	—
Prepaid expense and other	(21,896)	(18,056)

Current deferred tax assets	21,281	37,037
Valuation allowance	(26)	(31)

Net current deferred tax assets	21,255	37,006

Non-current deferred tax assets (liabilities)
State tax benefit	(2,536)	(2,040)
Stock-based compensation	34,005	21,231
Deferred lease credits	12,884	9,687
Property and equipment	(12,362)	(5,975)
Net operating loss carryforwards	884	262
U.S. impact of Canadian transfer pricing	1,780	2,091
Trademarks	(19,327)	(19,361)
Other	1,832	1,240

Non-current deferred tax assets	17,160	7,135
Valuation allowance	(180)	(262)

Net non-current deferred tax assets	16,980	6,873

Net deferred tax assets	$38,235	$43,879

A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Balance at beginning of fiscal year	$293	$57,484	$68,318
Charged to expense	—	(57,185)	299
Net changes in deferred tax assets and liabilities	(87)	(6)	(11,133)

Balance at end of fiscal year	$206	$293	$57,484

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

As of February 1, 2014, the Company has retained a valuation allowance totaling $0.2 million against deferred tax assets for its Shanghai operations.

As of February 1, 2014, the Company had state net operating loss carryovers of $8.7 million. The state net operating loss carryovers will expire between 2014 and 2032. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). The Company cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

A reconciliation of the exposures related to unrecognized tax benefits is as follows (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Balance at beginning of fiscal year	$1,841	$2,505	$9,015
Gross decreases—prior period tax positions	(151)	(57)	—
Gross decreases—current period tax positions	—	—	(14)
Consent for accounting method change	—	—	(6,496)
Lapses in statute of limitations	(295)	(607)	—

Balance at end of fiscal year	$1,395	$1,841	$2,505

As of February 1, 2014 and February 2, 2013, $1.4 million and $1.8 million, respectively, of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other long-term obligations on the consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of February 1, 2014, $0.4 million of the exposures related to unrecognized tax benefits are expected to decrease in the next 12 months due to the lapse of the statute of limitations.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax asset accounts were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company has accrued $0.3 million and $0.5 million of interest associated with exposures as of February 1, 2014, and February 2, 2013, respectively.

A significant portion of the Company’s unrecognized tax benefits as of the beginning of 2011 was related to an uncertain tax position for advanced payments for the sale of gift cards. The Company filed a request to change its accounting method for advanced payments for the sale of gift cards with the IRS in fiscal 2011 and, during the fourth quarter of fiscal 2011, the IRS approved the Company’s request. This approval allowed the Company to increase its tax liability for the impact of the change over a four-year period beginning with its January 28, 2012 tax return. The Company reduced its balance of unrecognized tax benefits by $6.5 million for the impact of the approval on this uncertain tax position in fiscal 2011.

This Company is subject to tax in the United States, Canada, Shanghai and Hong Kong. The Company could be subject to United States federal and state tax examinations for years 2001 and forward by virtue of net operating loss carryforwards available from those years. There are no United States tax examinations currently in progress. The Company may also be subject to audits in Canada for years 2005 and forward. During fiscal 2012, the Canada Revenue Agency concluded, with no adjustments, its audit of Restoration Hardware Canada, Inc. for the years ended 2006 and 2007 and for the period ended June 16, 2008.

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

The weighted-average shares used for earnings per share is as follows (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Weighted-average shares—basic	38,671,564	9,428,828	468
Effect of dilutive stock-based awards	1,745,066	—	—

Weighted-average shares—diluted	40,416,630	9,428,828	468

For fiscal 2013, options and restricted stock units of 774,745 and 90,988, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For fiscal 2012, options of 6,020,152 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. The Company did not have any anti-dilutive securities in fiscal 2011 because all securities granted in those periods were granted by Home Holdings.

NOTE 12—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company. During fiscal 2013, the Company repurchased 40,353 shares of common stock from former employees pursuant to such repurchase right. The shares were repurchased for fair value at a weighted-average price of $67.16 per share and were settled with the issuance of promissory notes bearing interest at 5%, paid annually, with principal due at the end of a 10-year term. As of February 1, 2014, the aggregate unpaid principal amount of the promissory notes was $2.7 million, which is included in other long-term obligations on the consolidated balance sheets.

NOTE 13—STOCK-BASED COMPENSATION

The Company estimates the value of equity grants based upon an option-pricing model and recognizes this estimated value as compensation expense over the vesting periods. The Company recognizes expense associated with performance-based awards when it becomes probable that the performance condition will be met. Once it becomes probable that a participant will vest, the Company recognizes compensation expense equal to the number of shares which have vested multiplied by the fair value of the related shares measured at the grant date.

Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of operations. The Company recorded stock-based compensation expense of $67.6 million, $116.2 million and $1.6 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements. Stock-based compensation expense by equity award plan and by equity award type is discussed below.

2012 Stock Option Plan and 2012 Stock Incentive Plan

In connection with the Reorganization, the Board of Directors adopted the Restoration Hardware 2012 Stock Option Plan (the “Option Plan”), pursuant to which 6,829,041 fully vested options were granted in connection with the Reorganization to certain of the Company’s employees and advisors, including Mr. Friedman and Mr. Alberini. The options granted under this plan were fully vested upon the completion of the initial public offering and are subject to resale restrictions whereby the holder may not sell the shares for a period of 20 years after the initial public offering, except as follows: (i) with respect to 875,389 of these shares with an exercise price of $29.00 per share, such resale restrictions lapse over time in accordance with the dates set forth in the applicable award agreement, and (ii) with respect to 5,953,652 shares with an exercise price of $46.50 per share, such resale restrictions lapse on dates after the initial public offering on which the 10-day average closing price per share of the Company’s common stock reaches specified levels ranging from $50.75 to $111.25 for at least 10 consecutive trading days. Aside from these options granted in connection with the Reorganization, no other awards will be granted under the Option Plan.

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

In addition, in connection with the Reorganization, the Board of Directors granted an aggregate of 40,623 restricted stock awards to certain of the Company’s directors under the Stock Incentive Plan. Such restricted stock awards vested in full on January 31, 2013.

In connection with the grants under the Option Plan and the Stock Incentive Plan, the Company recorded a non-cash compensation charge at the Reorganization in fiscal 2012 of $52.0 million related to these awards.

On July 2, 2013, in connection with Mr. Friedman’s reappointment as Chairman and Co-Chief Executive Officer, the Company granted a stock option to Mr. Friedman under the 2012 Stock Incentive Plan to purchase 1,000,000 shares of its common stock, with an exercise price of $75.43, which is equal to the closing price of the Company’s common stock on the date of grant. This option is fully vested as of the date of grant but any shares issued upon exercise of the option will be subject to selling restrictions which are scheduled to lapse in three equal installments on the third, fourth and fifth anniversaries of the grant date. The fully vested option resulted in a one-time non-cash stock-based compensation charge of $33.7 million in fiscal 2013.

Upon adoption, there were a total of 11,900,671 shares issuable under the Option Plan and Stock Incentive Plan. On February 4, 2013, an additional 759,353 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Option Plan and Stock Incentive Plan as of February 1, 2014 to 12,660,024. Awards under the plans reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increase the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan are immediately retired and are no longer available for future issuance. The number of shares available for future issuance under the Stock Incentive Plan as of February 1, 2014 was 2,857,157. There are no more shares available for issuance under the Option Plan. Shares issued as a result of award exercises under the Option Plan and Stock Incentive Plan will be funded with the issuance of new shares.

On February 3, 2014, an additional 782,495 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision.

2012 Stock Option Plan and 2012 Stock Incentive Plan – Stock Options

A summary of stock option activity under the Option Plan and the Stock Incentive Plan for fiscal 2013 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding—February 2, 2013	8,159,577	$41.41
Granted	1,417,500	70.32
Exercised	(317,771)	27.26
Forfeited	(95,675)	35.75
Retired	(16,325)	29.00

Outstanding—February 1, 2014	9,147,306	$46.46

The fair value of stock options issued during fiscal 2013 and 2012 was estimated on the date of grant using the following assumptions:

	Fiscal 2013	Fiscal 2012
Expected volatility	39.7%	35.4%
Expected life (years)	6.7	5.3
Risk-free interest rate	1.9%	1.6%
Dividend yield	—	—

A summary of additional information about stock options is as follows:

	Fiscal 2013	Fiscal 2012
Weighted-average fair value per share of stock options granted	$30.49	$6.34
Aggregate intrinsic value of stock options exercised (in thousands)	$11,623	$—
Fair value of stock options vested (in thousands)	$33,871	$51,063

Information about stock options outstanding, vested or expected to vest, and exercisable as of February 1, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$24.00 - $29.00	1,736,279	8.50	$27.51	1,736,279	$27.51
$32.35 - $39.00	141,875	8.75	33.89	5,000	32.46
$46.50 - $46.50	5,953,652	4.54	46.50	5,953,652	46.50
$58.96 - $69.64	265,500	9.41	61.54	—	—
$74.03 - $76.80	1,050,000	9.41	75.46	1,000,000	75.43

Total	9,147,306	6.06	$46.46	8,694,931	$46.03

Vested or expected to vest as of February 1, 2014	9,113,138	6.05	$46.43

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of February 1, 2014 was $114.9 million, $114.7 million, and $111.8 million, respectively. Stock options exercisable as of February 1, 2014 had a weighted-average remaining contractual life of 8.82 years.

The Company recorded stock-based compensation expense for stock options of $1.3 million and $0.1 million in fiscal 2013 and fiscal 2012 (subsequent to expense incurred at the time of the Reorganization), respectively. As of February 1, 2014, the total unrecognized compensation expense related to unvested options was $7.7 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.88 years.

2012 Stock Incentive Plan – Restricted Stock Awards

The Company grants restricted stock awards, which include restricted stock and restricted stock units, to its employees and members of its Board of Directors. A summary of restricted stock award activity under the Stock Incentive Plan for fiscal 2013 is as follows:

	Options	Weighted-Average Grant Date Fair Value	Intrinsic Value
Outstanding—February 2, 2013	—	$—
Granted	316,580	65.37
Released	(13,333)	57.01
Cancelled	(13,500)	73.92

Outstanding—February 1, 2014	289,747	$65.36	$16,440,000

A summary of additional information about restricted stock awards is as follows:

	Fiscal 2013	Fiscal 2012
Weighted-average fair value per share of awards granted	$65.37	$24.00
Grant date fair value of awards released (in thousands)	$760	$975

The Company recorded stock-based compensation expense for restricted stock awards of $2.7 million in fiscal 2013. As of February 1, 2014, the total unrecognized compensation expense related to unvested restricted stock awards was $14.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.64 years.

2012 Equity Replacement Plan

In connection with the Reorganization, the Board of Directors adopted the Restoration Hardware 2012 Equity Replacement Plan (the “Replacement Plan”), and outstanding units under the Team Resto Ownership Plan were replaced with vested and unvested shares of common stock under the Replacement Plan, in some cases subject to selling restrictions.

A portion of the shares issued under the Replacement Plan, which are fully vested, are subject to resale restrictions whereby the holder may not sell the shares until the earlier of 20 years after the initial public offering, or with respect to 818,209 of these shares, such resale restrictions will lapse over time in accordance with the dates set forth in the applicable award agreement.

The Company recorded a non-cash compensation charge at the Reorganization in fiscal 2012 of $39.1 million related to the awards granted under the Replacement Plan.

A portion of the shares issued under the Replacement Plan are unvested restricted shares issued to Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units granted under the

Team Resto Ownership Plan. With respect to the 1,331,548 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units, such shares began to vest during the period following the initial public offering when the price of the Company’s common stock reached a 10-day average closing price per share of $31.00 for at least 10 consecutive trading days, and such shares fully vested when the price of the Company’s common stock reached a 10-day average closing price per share of $46.50 for at least 10 consecutive trading days. In addition, with respect to the 512,580 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units, such shares began to vest during the period following the initial public offering when the 10-day average closing price of the Company’s common stock exceeded the initial public offering price of $24.00 per share for at least 10 consecutive trading days, and such shares fully vested when the 10-day average closing price of the Company’s common stock reached a price per share of $31.00 for at least 10 consecutive trading days.

In connection with Mr. Friedman’s resignation and new role as the Creator and Curator in fiscal 2012 and prior to his reappointment as Chairman and Co-Chief Executive Officer in fiscal 2013, 1,185,511 shares of unvested stock he received in replacement of certain performance-based units were marked to market every period until the required vesting criteria were met in accordance with ASC 718.

During fiscal 2012, all 512,580 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units met the performance objective of $31.00 per share for at least 10 consecutive trading days. The Company recorded a non-cash compensation charge of $12.5 million related to these awards in fiscal 2012. During fiscal 2012, 442,932 shares of the 1,331,548 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units had vested in accordance with the performance objective as described above. The Company recorded a non-cash compensation charge of $10.6 million related to these awards in fiscal 2012.

During fiscal 2013, 888,616 shares of the 1,331,548 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units vested in accordance with the performance objectives described above. The Company recorded a non-cash compensation charge of $29.9 million related to these awards in fiscal 2013. As all shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units had vested as of February 1, 2014, no additional compensation expense will be recorded in future periods related to these awards.

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

All stock-based compensation expense associated with the grants of units by Home Holdings to the Company’s directors, executive officers and employees was recorded by the Company. The Company recorded stock-based compensation expense for time-based units of $1.1 million and $1.6 million in fiscal 2012 and fiscal 2011, respectively. In connection with its initial public offering, the Company recorded $0.8 million related to the vested performance-based units in fiscal 2012.

On November 7, 2012, the Company completed its initial public offering and at the time of the initial public offering, outstanding units under the Team Resto Ownership Plan, were replaced with common stock of the Company.

NOTE 14—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. The Company, at its discretion, may contribute funds to the 401(k) plan. The Company made no contributions to the 401(k) plan during fiscal 2013, fiscal 2012, or fiscal 2011.

NOTE 15—RELATED PARTY TRANSACTIONS

Reappointment of Gary Friedman as Chairman and Co-Chief Executive Officer

On July 2, 2013, at the time of Mr. Friedman’s reappointment as Chairman of the Company’s Board of Directors and Co-Chief Executive Officer, Mr. Friedman and Hierarchy, LLC (“Hierarchy”), a newly formed entity in which Mr. Friedman had a controlling interest, waived all of Home Holdings’ obligations to invest in Hierarchy and all of Home Holdings’ rights with respect to Hierarchy were canceled, and the Company subsequently acquired all the outstanding interests of Hierarchy. As a result of the acquisition of Hierarchy, in fiscal 2013 the Company wrote off all outstanding receivables in connection with certain consulting services provided to Hierarchy, and recorded a charge of $0.2 million.

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

The Amended and Restated Management Services Agreement provided that the term of the agreement ends upon the consummation of an initial public offering, and that additional fees would be payable upon termination in connection with an initial public offering. The Company paid additional fees upon such termination in connection with its initial public offering in fiscal 2012 to Catterton, Tower Three and Glenhill in the amount of $3.3 million, $3.1 million and $0.6 million, respectively.

In addition to the initial public offering termination fees, the Company recorded management fees of $3.9 million in selling, general and administrative expenses in fiscal 2012 and such management fees were paid by the Company in fiscal 2012.

The Company recorded management fees of $9.9 million in selling, general and administrative expenses in fiscal 2011, of which $6.0 million was paid directly by Home Holdings and reflected as a capital contribution from Home Holdings through additional paid-in capital. The remaining $3.9 million was paid by the Company in fiscal 2011.

Executive Loans with Home Holdings

In the years prior to the Company’s initial public offering in November 2012, certain of the Company’s executive officers listed below entered into loans with Home Holdings, a former affiliate of the Company. All of these loans were repaid prior to the completion of the Company’s initial public offering.

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

In May 2010, Mr. Alberini entered into a $4.0 million loan with Home Holdings in connection with the purchase of a 1.4% ownership interest in Home Holdings bearing interest at the rate of 5.0% per annum with a maturity date of ninety days from the original date of such note. The loan to Mr. Alberini was repaid in full on August 25, 2010.

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain property consisting of retail and outlet stores, corporate offices, distribution centers and equipment. Leases expire at various dates through 2033. The stores, distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on a percentage of sales and for payment of certain expenses.

The aggregate future minimum rental payments under leases in effect as of February 1, 2014, are as follows (in thousands):

	Capital Leases (1)	Operating Leases	Other Commitments (2)	Total
2014	$1,844	$68,709	$48,352	$118,905
2015	235	61,396	8,544	70,175
2016	106	57,972	8,966	67,044
2017	50	53,775	9,276	63,101
2018	21	46,824	7,383	54,228
Thereafter	—	323,991	60,480	384,471

Minimum lease commitments	2,256	$612,667	$143,001	$757,924

Less—amount representing interest	(60)

Present value of capital lease obligations	2,196
Less—current capital lease obligations	(1,807)

Long-term capital lease obligations	$389

(1)	The current and long-term capital lease obligations are included in other current liabilities and other long-term obligations, respectively, on the consolidated balance sheets.
(2)	Other commitments include estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements.

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

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Operating leases
Minimum rental expense	$66,686	$52,750	$51,665
Contingent rental expense	6,208	3,318	1,456

Total operating leases	$72,894	$56,068	$53,121

Commitments

The Company had no off balance sheet commitments as of February 1, 2014.

Contingencies

The Company is involved in lawsuits, claims and proceedings incident to the ordinary course of its business. These disputes are increasing in number as the business expands and the Company grows larger. Litigation is inherently unpredictable. As a result, the outcome of matters in which the Company is involved could result in unexpected expenses and liability that could adversely affect the Company’s operations. In addition, any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of February 1, 2014, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that we have accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements.

NOTE 17—SEGMENT REPORTING

The Company defines an operating segment on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Chief Executive Officers is its CODM and there is one operating segment. Therefore, the Company reports as a single segment. This includes all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s website and sales through the Company’s stores.

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Furniture	$868,650	$628,092	$477,730
Non-furniture	682,311	564,954	480,354

Total net revenues	$1,550,961	$1,193,046	$958,084

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in fiscal 2013, fiscal 2012, or fiscal 2011.

NOTE 18—RETAIL STORE CLOSURES AND OFFICE RESTRUCTURING

Shanghai Office Restructuring

In April 2011, the Company restructured its Shanghai office location and terminated employees at that office, as well as terminated employees within the corporate headquarters in Corte Madera, CA. As a result, during fiscal 2011, the Company incurred $1.6 million in restructuring related costs, including one-time employee termination benefits, contract termination fees, loss on disposal of capitalized property and equipment, and other associated costs, which are included in selling, general and administrative expenses on the consolidated statements of operations. During fiscal 2013 and fiscal 2012, the Company did not incur any restructuring related costs. At February 1, 2014, the Company did not have any remaining future liabilities related to this office restructuring. The Company does not expect to incur additional costs associated with this office restructuring in future periods.

Retail Store Closures

In June and July 2011, the Company closed four retail store locations prior to their respective lease termination dates. As a result, during fiscal 2011, the Company incurred $3.2 million in exit related costs, including contract termination fees, one-time employee termination benefits and other associated costs. During fiscal 2012, the Company recorded income of $0.4 million related to a change in estimate of liabilities related to closed stores. During fiscal 2013, the Company did not incur any restructuring related costs. At February 1, 2014, the Company did not have any remaining future liabilities existing under these lease agreements. The Company does not expect to incur additional costs associated with these retail store closures in future periods.

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2013 and fiscal 2012 are set forth below (in thousands, except share and per share amounts):

	Three Months Ended
Fiscal 2013	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Net revenues	$301,337	$382,098	$395,832	$471,694
Gross profit	101,877	139,226	140,800	174,977
Net income (loss)	(161)	(17,835)	9,549	26,642
Weighted-average shares used in computing basic net income (loss) per share	38,076,026	38,712,000	38,888,208	39,008,383
Basic net income (loss) per share	$—	$(0.46)	$0.25	$0.68
Weighted-average shares used in computing diluted net income (loss) per share	38,076,026	38,712,000	41,053,211	41,119,175
Diluted net income (loss) per share	$—	$(0.46)	$0.23	$0.65

	Three Months Ended
Fiscal 2012	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Net revenues	$217,914	$292,906	$284,171	$398,055
Gross profit	75,268	114,127	101,880	145,174
Net income (loss)	(3,728)	17,616	1,685	(28,362)
Weighted-average shares used in computing basic and diluted net income (loss) per share	1,000	1,000	1,000	35,692,064
Basic and diluted net income (loss) per share	$(3,728)	$17,616	$1,685	$(0.79)

The three months ended May 4, 2013 includes (i) a $3.3 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman and (ii) $0.8 million of costs incurred in connection with the Company’s follow-on offering in May 2013.

The three months ended August 3, 2013 includes (i) a $33.7 million non-cash compensation charge related to the one-time, fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief

Executive Officer in July 2013, (ii) a $26.2 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman and (iii) $2.1 million of costs incurred in connection with the Company’s follow-on offerings in May 2013 and July 2013.

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

NOTE 20—SUBSEQUENT EVENTS

Acquisition of Assets

On February 3, 2014, the Company completed the acquisition of certain assets for an aggregate purchase price of $2.5 million. These assets were purchased from a company that is owned by an employee of the Company. The Company will account for this acquisition utilizing the purchase method. In accordance with the purchase method, all assets and liabilities will be recorded at fair value, including goodwill and other intangible assets acquired. The Company has not completed the process of estimating the fair value of goodwill and other intangible assets.

Share Repurchase

On March 10, 2014, the Company repurchased 238,290 shares of common stock from Carlos Alberini, a former Co-Chief Executive Officer of the Company, pursuant to its repurchase rights under the 2012 Equity Replacement Plan. The shares were repurchased at a purchase price of $65.06 per share, the closing sale price of the Company’s common stock on the New York Stock Exchange on the repurchase date, and were settled with the issuance of an unsecured subordinated promissory note in the aggregate amount of $15.5 million. The promissory note has a term of eight years and accrues interest annually at a rate of 5%, with accrued interest payable annually by the Company. The principal amount of the promissory note is payable by the Company at maturity on March 10, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Restoration Hardware Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Restoration Hardware Holdings, Inc. and its subsidiaries at February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit for fiscal year ended February 1, 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 28, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 1, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of February 1, 2014 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on the assessment, management concluded that our internal control over financial reporting was effective as of February 1, 2014. The effectiveness of the Company’s internal control over financial reporting as of February 1, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013

•	Consolidated Statements of Operations for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012

•	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012

•	Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012

•	Notes to the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

2.	Financial Statement Schedules

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

RESTORATION HARDWARE HOLDINGS, INC.

By:	/S/ GARY FRIEDMAN
Gary Friedman Chairman and Chief Executive Officer

Date: March 28, 2014

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gary Friedman and Karen Boone, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ GARY FRIEDMAN Gary Friedman	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2014

/S/ KAREN BOONE Karen Boone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2014

/S/ CARLOS ALBERINI Carlos Alberini	Director	March 28, 2014

/S/ ERI CHAYA Eri Chaya	Director	March 28, 2014

/S/ J. MICHAEL CHU J. Michael Chu	Director	March 28, 2014

/S/ MARK DEMILIO Mark Demilio	Director	March 28, 2014

/S/ KATIE MITIC Katie Mitic	Director	March 28, 2014

/S/ THOMAS MOTTOLA Thomas Mottola	Director	March 28, 2014

/S/ BARRY STERNLICHT Barry Sternlicht	Director	March 28, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Hardware Holdings, Inc.	10-K	001-35720	April 29, 2013	3.1

3.2	Amended and Restated Bylaws of Restoration Hardware Holdings, Inc.	8-K	001-35720	July 2, 2013	3.1

4.1	Form of Restoration Hardware Holdings, Inc.’s Common Stock Certificate.	S-1/A	333-176767	October 23, 2012	4.1

10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4

10.2	First Amendment to Ninth Amended and Restated Credit Agreement dated as of January 6, 2012, by and among Restoration Hardware, Inc., as lead borrower, Restoration Hardware Canada, Inc., as Canadian borrower, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	S-1	333-176767	June 26, 2012	10.5

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.3	Second Amendment to Ninth Amended and Restated Credit Agreement, dated as of September 16, 2013 between Restoration Hardware, Inc., as Lead Borrower, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	September 20, 2013	10.1

10.4	Ninth Amended and Restated Credit Agreement dated as of August 3, 2011, by and among Restoration Hardware, Inc., as lead borrower, Restoration Hardware Canada, Inc., as Canadian borrower, the other borrowers party thereto, the guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	S-1	333-176767	June 26, 2012	10.6

10.5	Stockholders Agreement dated as of November 7, 2012, by and between Restoration Hardware Holdings, Inc., and Home Holdings, LLC.	10-K	001-35720	April 29, 2013	10.4

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.6	Registration Rights Agreement dated as of November 7, 2012, by and among Restoration Hardware Holdings, Inc., Home Holdings, LLC, CP Home Holdings, LLC, Tower Three Home, LLC, and the other parties thereto.	10-K	001-35720	April 29, 2013	10.5

10.7	Advisory Services Agreement dated as of October 20, 2012, between Restoration Hardware, Inc. and Gary Friedman.	S-1	333-176767	October 31, 2012	10.18

10.8	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1

10.9	Employment Agreement dated as of November 1, 2012 by and between Restoration Hardware, Inc. and Carlos Alberini.	10-K	001-35720	April 29, 2013	10.8

10.10	Amendment to Amended and Restated Employment Agreement, dated as of July 2, 2013, between the Company and Carlos Alberini.	8-K	001-35720	July 3, 2013	10.2

10.11	Employment Agreement dated as of November 1, 2012, by and between Restoration Hardware, Inc. and Karen Boone.	10-K	001-35720	April 29, 2013	10.9

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.12	Amended and Restated Offer Letter, between Restoration Hardware, Inc. and Ken Dunaj.	S-1	333-176767	October 23, 2012	10.3

10.13	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2

10.14	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3

10.15	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4

10.16	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2

10.17	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	—	—	—	—	X

21.1	Subsidiary List	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X

24.1	Power of Attorney (included on signature page)	—	—	—	—	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Extension Definition	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X