Form 10-Q
period 2014-05-03
Restoration Hardware Holdings Inc
filed 2014-06-12
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

As of June 6, 2014, 39,374,139 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

PART I

Item 1.	Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	May 3, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,942	$13,389
Accounts receivable—net	18,922	22,028
Merchandise inventories	483,530	453,845
Current deferred tax assets	21,400	21,400
Prepaid expense and other current assets	126,872	103,153

Total current assets	661,666	613,815
Property and equipment—net	241,053	214,909
Goodwill	124,627	122,424
Trademarks and domain names	47,410	47,410
Other intangible assets—net	1,335	1,298
Non-current deferred tax assets	16,985	16,980
Other assets	6,880	8,267

Total assets	$1,099,956	$1,025,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$215,381	$206,778
Deferred revenue and customer deposits	53,933	53,595
Current deferred tax liabilities	143	145
Other current liabilities	33,227	56,930

Total current liabilities	302,684	317,448
Revolving line of credit	149,146	85,425
Deferred rent and lease incentives	38,356	37,727
Other long-term obligations	67,543	39,231

Total liabilities	557,729	479,831

Commitments and contingencies (See Note 12 to the unaudited condensed consolidated financial statements)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 39,373,425 shares issued and outstanding as of May 3, 2014 and 39,124,764 shares issued and outstanding as of February 1, 2014	4	4
Additional paid-in capital	595,419	584,641
Accumulated other comprehensive income	693	629
Accumulated deficit	(35,497)	(37,292)
Treasury stock – at cost, 281,675 and 40,353 shares, respectively	(18,392)	(2,710)

Total stockholders’ equity	542,227	545,272

Total liabilities and stockholders’ equity	$1,099,956	$1,025,103

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net revenues	$366,254	$301,337
Cost of goods sold	241,905	199,460

Gross profit	124,349	101,877
Selling, general and administrative expenses	119,571	101,366

Income from operations	4,778	511
Interest expense	(2,056)	(840)

Income (loss) before income taxes	2,722	(329)
Income tax expense (benefit)	927	(168)

Net income (loss)	$1,795	$(161)

Weighted-average shares used in computing basic net income (loss) per share	39,152,923	38,076,026
Basic net income (loss) per share	$0.05	$—
Weighted-average shares used in computing diluted income (loss) per share	40,787,726	38,076,026
Diluted net income (loss) per share	$0.04	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net income (loss)	$1,795	$(161)
Foreign currency translation adjustment—net of tax	64	(31)

Total comprehensive income (loss)	$1,859	$(192)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,795	$(161)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,640	6,630
Excess tax benefit from exercise of stock options	(5,364)	—
Stock-based compensation expense	2,231	3,631
Non-cash interest expense	168	168
Change in assets and liabilities:
Accounts receivable	3,106	(672)
Merchandise inventories	(29,631)	(12,437)
Prepaid expense and other assets	(19,665)	(44,707)
Accounts payable and accrued expenses	4,346	25,978
Deferred revenue and customer deposits	338	1,257
Other current liabilities	(22,822)	534
Deferred rent and lease incentives	593	115
Other long-term obligations	46	41

Net cash used in operating activities	(57,219)	(19,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,515)	(9,737)

Net cash used in investing activities	(16,515)	(9,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	469,594	353,258
Gross repayments under revolving line of credit	(405,873)	(321,765)
Payments on capital leases	(985)	(840)
Stock options exercised	3,500	—
Excess tax benefit from exercise of stock options	5,364	—
Tax withholdings related to issuance of stock-based awards	(317)	—

Net cash provided by financing activities	71,283	30,653

Effects of foreign currency exchange rate translation	4	22

Net increase (decrease) in cash and cash equivalents	(2,447)	1,315
Cash and cash equivalents
Beginning of period	13,389	8,354

End of period	$10,942	$9,669

Non-cash transactions:
Property and equipment acquired under capital lease	$93	$—
Property and equipment acquired under build-to-suit transactions	12,587	—
Property and equipment additions in accounts payable	11,944	8,107

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. These products are sold through the Company’s stores, catalogs and websites. As of May 3, 2014, the Company operated a total of 69 retail stores and 17 outlet stores in 29 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments necessary to fairly state the Company’s financial position as of May 3, 2014, and the results of operations for the three months ended May 3, 2014 and May 4, 2013. The Company’s current fiscal year ends on January 31, 2015 (“fiscal 2014”).

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“2013 Form 10-K”). Certain prior year amounts have been reclassified for consistency with the current period presentation. This reclassification had no effect on the previously reported consolidated results of operations, financial position or cash flows.

The results of operations for the three months ended May 3, 2014 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Acquisition

On February 3, 2014, the Company completed a business acquisition from an entity that is owned by an employee of the Company for an aggregate purchase price of $2.5 million. The Company accounted for this acquisition utilizing the purchase method. In accordance with the purchase method, all assets and liabilities were recorded at fair value, including goodwill and other intangible assets acquired. Goodwill and other intangible assets related to this acquisition are included in these condensed consolidated financial statements.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Leases

The Financial Accounting Standards Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued a new exposure draft, Leases (Topic 841) (the “Exposure Draft”), which would replace the existing guidance in ASC 840. Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. The comment period for the Exposure Draft ended on September 13, 2013. If and when effective, this Exposure Draft will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting standards will have on its consolidated financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an Accounting Standards Update, which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2014 and adoption did not have a material impact on its consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update 2014-09 – Revenue from Contracts with Customers (Topic 606). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and is required to be applied retrospectively. The Company has reviewed the standard and does not believe it will have a material impact on its consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	May 3, 2014	February 1, 2014
Capitalized catalog costs	$73,718	$49,274
Vendor deposits	31,611	36,694
Prepaid expense and other current assets	21,543	17,185

Total prepaid expense and other current assets	$126,872	$103,153

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of May 3, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization:
Fair value of leases (1)
Fair market write-up	$10,643	$(9,411)	$43	$1,275
Fair market write-down (2)	(2,591)	2,119	—	(472)
Customer relationships (3)	80	(20)	—	60

Total intangible assets subject to amortization	8,132	(7,312)	43	863
Intangible assets not subject to amortization:
Goodwill	124,461	—	166	124,627
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$180,003	$(7,312)	$209	$172,900

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.
(3)	Customer relationships are amortized over a one-year period.

The following sets forth the goodwill and intangible assets as of February 1, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization:
Fair value of leases (1)
Fair market write-up	$10,443	$(9,187)	$42	$1,298
Fair market write-down (2)	(2,591)	2,072	—	(519)

Total intangible assets subject to amortization	7,852	(7,115)	42	779
Intangible assets not subject to amortization:
Goodwill	122,285	—	139	122,424
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$177,547	$(7,115)	$181	$170,613

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.

NOTE 5—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	May 3, 2014	February 1, 2014
Unredeemed gift certificate and merchandise credit liability	$19,470	$18,830
Allowance for sales returns	10,892	12,142
Capital lease obligation—current	903	1,807
Federal, state and foreign tax payable	161	22,254
Other liabilities	1,801	1,897

Total other current liabilities	$33,227	$56,930

NOTE 6—OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following (in thousands):

	May 3, 2014	February 1, 2014
Financing obligations under build-to-suit transactions	$45,752	$33,165
Long-term notes payable for share repurchases	18,392	2,710
Unrecognized tax benefits	1,793	1,739
Other long-term obligations	1,606	1,617

Total other long-term obligations	$67,543	$39,231

NOTE 7—LINE OF CREDIT

As of May 3, 2014, the Company had $149.1 million outstanding and $229.4 million undrawn borrowing availability under the revolving line of credit. As of May 3, 2014 and February 1, 2014, there were $18.5 million and $18.9 million in outstanding letters of credit, respectively.

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.32% as of May 3, 2014.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of May 3, 2014, the Company was in compliance with all covenants contained in the credit agreement.

NOTE 8—INCOME TAXES

The effective tax rate was 34.04% and 51.06% for the three months ended May 3, 2014, and May 4, 2013, respectively. During the three months ended May 3, 2014, the Company received a Canadian tax refund of $0.2 million which reduced its effective tax rate. The effective tax rate for the three months ended May 4, 2013 was significantly impacted by (i) the Company reporting a loss before income taxes, (ii) non-deductible stock-based compensation and (iii) other non-deductible expenses.

As of May 3, 2014, the Company has retained a valuation allowance of $0.2 million against deferred tax assets for its Shanghai operations.

As of both May 3, 2014 and February 1, 2014, $1.4 million of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other long-term obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of May 3, 2014, $0.4 million of the exposures related to unrecognized tax benefits are expected to decrease in the next 12 months due to the lapse of the statute of limitations.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax asset accounts were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company has accrued $0.4 million and $0.3 million of interest associated with exposures as of May 3, 2014 and February 1, 2014, respectively.

NOTE 9—EARNINGS PER SHARE

The weighted-average shares used for earnings per share is as follows:

	Three Months Ended
	May 3, 2014	May 4, 2013
Weighted-average shares—basic	39,152,923	38,076,026
Effect of dilutive stock-based awards	1,634,803	—

Weighted-average shares—diluted	40,787,726	38,076,026

For the three months ended May 3, 2014, options and restricted stock units of 1,362,462 and 22,750, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended May 4, 2013, options and restricted stock units of 8,246,577 and 41,713, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive due to the Company’s net loss in the period.

NOTE 10—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company. During the three months ended May 3, 2014, the Company repurchased 241,322 shares of common stock from former employees pursuant to such repurchase right. The shares were repurchased for fair value at a weighted-average price of $64.98 per share and were settled with the issuance of promissory notes bearing interest at 5%, paid annually, with principal due at the end of an 8-year term. During the three months ended May 4, 2013, the Company did not repurchase any common stock.

As of May 3, 2014, the aggregate unpaid principal amount of the promissory notes was $18.4 million, which is included in other long-term obligations on the condensed consolidated balance sheets.

NOTE 11—STOCK-BASED COMPENSATION

The Company estimates the value of equity grants based upon an option-pricing model and recognizes this estimated value as compensation expense over the vesting periods. The Company recognizes expense associated with performance-based awards when it becomes probable that the performance condition will be met. Once it becomes probable that an award will vest, the Company recognizes compensation expense equal to the number of shares which have vested multiplied by the fair value of the related shares measured at the grant date.

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $2.2 million and $3.6 million in the three months ended May 3, 2014 and May 4, 2013, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Option Plan and 2012 Stock Incentive Plan

As of May 3, 2014, 6,134,091 options were outstanding with a weighted-average exercise price of $47.15 per share and 5,599,966 options were vested with a weighted-average exercise price of $46.18 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of May 3, 2014 was $112.5 million, $112.1 million, and $108.2 million, respectively. Stock options exercisable as of May 3, 2014 had a weighted-average remaining contractual life of 8.57 years. As of May 3, 2014, the total unrecognized compensation expense related to unvested options was $9.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.90 years.

As of May 3, 2014, the Company had 377,819 restricted stock awards outstanding with a weighted-average grant date fair value of $64.01 per share. During the three months ended May 3, 2014, 6,249 restricted stock awards with a weighted-average grant date fair value of $38.36 per share vested. As of May 3, 2014, there was $17.1 million of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 3.54 years.

2012 Equity Replacement Plan

In November 2012, in connection with the Company’s initial public offering, Mr. Friedman and Mr. Alberini received unvested restricted shares under the Restoration Hardware 2012 Equity Replacement Plan in replacement of certain of their performance-based units granted under the Team Resto Ownership Plan. With respect to the 1,331,548 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units, such shares began to vest during the period following the initial public offering when the price of the Company’s common stock reached a 10-day average closing price per share of $31.00 for at least 10 consecutive trading days, and such shares fully vested when the price of the Company’s common stock reached a 10-day average closing price per share of $46.50 for at least 10 consecutive trading days.

For Mr. Friedman, these units were marked to market every period through the satisfaction of the vesting criteria in accordance with ASC Topic 718—Stock Compensation, due to his advisory role of Creator and Curator from October 2012 to June 2013.

Prior to the three months ended May 4, 2013, 1,191,091 shares of the 1,331,548 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units had vested in accordance with the performance objectives as described above. During three months ended May 4, 2013, the remaining unvested 140,457 shares of the 1,331,548 shares received by Mr. Alberini and Mr. Friedman had vested in accordance with the performance objectives as described above. The Company recorded a non-cash compensation charge of $3.4 million related to these awards in the three months ended May 4, 2013, which is included in the total stock-based compensation amount above. In May 2013, all shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units had vested in accordance with the performance objectives. No additional compensation expense will be recorded in future periods related to these awards.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no off balance sheet commitments as of May 3, 2014.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of May 3, 2014, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its condensed consolidated financial statements.

In the three month period ended May 3, 2014, material developments occurred in an ongoing legal proceeding involving the Company. On October 21, 2008, Mike Hernandez, individually and on behalf of others similarly situated, filed a class action in the Superior Court of the State of California for the County of San Diego against Restoration Hardware, Inc. alleging principally that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. On May 23, 2014, in response to a directive from the Court, the parties filed a joint statement as to the parties’ agreed-upon claims process for the class members as well as to other matters related to this proceeding, all of which remain subject to Court approval. As a result of these developments, the Company recorded a $9.2 million charge related to this matter during the three months ended May 3, 2014.

NOTE 13—SEGMENT REPORTING

The Company defines an operating segment on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (“CODM”). The Company has determined that the Chief Executive Officer is its CODM and there is one operating segment. Therefore, the Company reports as a single segment. This includes all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s website and sales through the Company’s stores.

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Furniture	$209,741	$171,373
Non-furniture	156,513	129,964

Total net revenues	$366,254	$301,337

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three months ended May 3, 2014 or May 4, 2013.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2013 Form 10-K.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled Risk Factors in Part II of this quarterly report and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“2013 Form 10-K”), Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this quarterly report. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs and websites. We position our stores as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. As of May 3, 2014, we operated 61 Galleries, 5 Full Line Design Galleries and 3 Baby & Child Galleries, as well as 17 outlet stores throughout the United States and Canada.

Basis of Presentation and Results of Operations

The following table sets forth our statements of operations and other financial and operating data:

	Three Months Ended
	May 3, 2014	May 4, 2013
	(dollars in thousands, excluding per square foot store data)
Statements of Operations:
Net revenues	$366,254	$301,337
Cost of goods sold	241,905	199,460

Gross profit	124,349	101,877
Selling, general and administrative expenses	119,571	101,366

Income from operations	4,778	511
Interest expense	(2,056)	(840)

Income (loss) before income taxes	2,722	(329)
Income tax expense (benefit)	927	(168)

Net income (loss)	$1,795	$(161)

Other Financial and Operating Data:
Growth in net revenues:
Stores (1)	19%	39%
Direct	24%	38%
Total	22%	38%
Comparable brand revenue growth (2)	18%	39%
Retail (3):
Retail stores open at beginning of period	70	71
Stores opened	—	2
Stores closed	1	3
Retail stores open at end of period	69	70
Retail sales per leased selling square foot (4)	$298	$284
Total leased square footage at end of period (in thousands)	792	796
Total leased selling square footage at end of period (in thousands) (5)	548	521
Average leased square footage (6)	795	783
Average leased selling square footage (6)	551	510
Direct:
Direct as a percentage of net revenues (7)	48%	47%
Capital expenditures	$16,515	$9,737
Adjusted net income (8)	$7,153	$2,257

(1)	Store data represents retail stores plus outlet stores.
(2)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.
(3)	Retail data has been calculated based upon retail stores, which includes our Baby & Child Galleries and excludes outlet stores.
(4)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average leased selling square footage for the period.
(5)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters. Leased selling square footage excludes exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,500 square feet related to one owned store location.
(6)	Average square footage (leased or leased selling, as applicable) is calculated by taking the total applicable square footage at the beginning of the quarter plus the total applicable square footage at the end of the quarter and dividing by two.
(7)	Direct revenues include sales through our catalogs and websites.

(8)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Three Months Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Net income (loss)	$1,795	$(161)
Adjustments pre-tax:
Legal claim (a)	9,200	—
Non-cash compensation (b)	—	3,323
Follow-on offering fees (c)	—	767

Subtotal adjusted items	9,200	4,090
Impact of income tax items (d)	(3,842)	(1,672)

Adjusted net income	$7,153	$2,257

(a)	Represents charges incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. For additional information, please see Note 12—Commitments and Contingencies to our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.
(b)	Represents a non-cash compensation charge related to the performance-based vesting of certain shares granted to Gary Friedman, our Chief Executive Officer.
(c)	Represents legal and other professional fees incurred in connection with our May 2013 follow-on offering.
(d)	Assumes a normalized tax rate of 40% for both periods presented.

The following table sets forth our consolidated statements of operations as a percentage of total net revenues:

	Three Months Ended
	May 3, 2014	May 4, 2013
Statements of Operations:
Net revenues	100.0%	100.0%
Cost of goods sold	66.0	66.2

Gross profit	34.0	33.8
Selling, general and administrative expenses	32.7	33.6

Income from operations	1.3	0.2
Interest expense	(0.6)	(0.3)

Income (loss) before income taxes	0.7	(0.1)
Income tax expense (benefit)	0.2	(0.1)

Net income (loss)	0.5%	—%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our Stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our Direct net revenues, which include sales through our catalogs and websites.

	Three Months Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Stores	$189,849	$159,313
Direct	176,405	142,024

Net revenues	$366,254	$301,337

Three Months Ended May 3, 2014 Compared to Three Months Ended May 4, 2013

Net revenues

Net revenues increased $65.0 million, or 21.5%, to $366.3 million in the three months ended May 3, 2014 compared to $301.3 million in the three months ended May 4, 2013. We had 69 and 70 retail stores open at May 3, 2014 and May 4, 2013, respectively. Stores sales increased $30.5 million, or 19.2%, to $189.8 million in the three months ended May 3, 2014 compared to $159.3 million in the three months ended May 4, 2013. Direct sales increased $34.4 million, or 24.2%, to $176.4 million in the three months ended May 3, 2014 compared to $142.0 million in the three months ended May 4, 2013. Comparable brand revenue growth was 18% and 39% for the three months ended May 3, 2014 and May 4, 2013, respectively. We believe that the increase in comparable brand revenue was due primarily to a favorable reaction to our merchandise assortment, including the expansion of existing product categories, and the introduction of new product categories.

Gross profit

Gross profit increased $22.4 million, or 22.1%, to $124.3 million in the three months ended May 3, 2014 from $101.9 million in the three months ended May 4, 2013. As a percentage of net revenues, gross margin increased 0.2% to 34.0% of net revenues in the three months ended May 3, 2014 from 33.8% of net revenues in the three months ended May 4, 2013.

The increase in gross margin as a percentage of net revenues was primarily driven by higher merchandise margins in our core business, as well as improvements in our shipping costs and leverage of our retail fixed occupancy costs. These increases were partially offset by higher outlet sales due to increased outlet square footage, an increase in inventory related charges, as well as deleverage in our supply chain occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $18.2 million, or 18.0%, to $119.6 million in the three months ended May 3, 2014 compared to $101.4 million in the three months ended May 4, 2013.

Selling, general and administrative expenses for the three months ended May 3, 2014 included a $9.2 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. This charge is based on a joint filing made with Plaintiffs that is currently pending before the Court.

Selling, general and administrative expenses for the three months ended May 4, 2013 included (i) a $3.3 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman in connection with the Reorganization and initial public offering and (ii) $0.8 million of costs incurred in connection with our May 2013 follow-on offering.

The increase in selling, general and administrative expenses, excluding the charge incurred in connection with a legal claim and the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs due to company growth and an increase in corporate occupancy costs associated with our corporate office expansion.

Selling, general and administrative expenses were 30.1% and 32.3% of net revenues for the three months ended May 3, 2014 and May 4, 2013, respectively, excluding the charge incurred in connection with a legal claim and the one-time and non-cash compensations items mentioned above. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by advertising savings resulting from the change in our source book strategy, as well as a reduction in Gallery preopening costs and leverage on other corporate expenses.

Interest expense

Interest expense was $2.1 million in the three months ended May 3, 2014 compared to $0.8 million in the three months ended May 4, 2013. This increase was primarily due to interest expense of $0.8 million related to accounting for build-to-suit transactions under ASC 840 for certain of our Full Line Design Galleries, as well as due to an increase in the amount of borrowings under the revolving line of credit during the three months ended May 3, 2014.

Income tax expense (benefit)

Income tax expense was $0.9 million in the three months ended May 3, 2014 compared to a benefit of $0.2 million in the three months ended May 4, 2013. Our effective tax rate was 34.04% in the three months ended May 3, 2014 compared to 51.06% in the three months ended May 4, 2013. During the three months ended May 3, 2014, we received a Canadian tax refund of $0.2 million which reduced our effective tax rate. The effective tax rate for the three months ended May 4, 2013 was significantly impacted by (i) our reporting a loss before income taxes, (ii) non-deductible stock-based compensation and (iii) other non-deductible expenses.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations and the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, payroll, Source Books and other catalogs, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable and other current liabilities. Our working capital varies as a result of increases in our inventory levels and costs related to our catalogs. Our borrowings have generally increased as a result of the growth of our business and ongoing transformation of our retail stores. We believe that cash expected to be generated from operations, and borrowing availability under the revolving line of credit or other financing arrangements, will be sufficient to meet working capital requirements, anticipated capital expenditures and payments due under our revolving line of credit for at least the next 12 – 24 months. Our investments in capital expenditures for fiscal 2014 are planned at approximately $115 million to $125 million, of which $16.5 million was spent during the three months ended May 3, 2014. Our fiscal 2014 capital expenditures will primarily relate to our efforts to continue our growth and expansion, including construction of Full Line Design Galleries and infrastructure investments.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Used in operating activities	$(57,219)	$(19,623)
Used in investing activities	(16,515)	(9,737)
Provided by financing activities	71,283	30,653
Increase (decrease) in cash and cash equivalents	(2,447)	1,315
Cash and cash equivalents at end of period	10,942	9,669

Net Cash Used In Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For the three months ended May 3, 2014, net cash used in operating activities was $57.2 million and consisted of an increase in working capital and other activities of $63.7 million, offset by non-cash items of $4.7 million and net income of $1.8 million. Working capital and other activities consisted primarily of increases in inventory of $29.6 million in anticipation of the 2014 spring collection and outdoor selling season, decreases in other current liabilities of $22.8 million related to decreases in federal and state tax payables due to payments made during the period, and increases in prepaid expense of $18.3 million primarily due to an increase in catalog costs associated with the Spring 2014 Source Books. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $4.3 million and increases in accounts receivable of $3.1 million.

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

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new store openings and improvements in supply chain and systems infrastructure.

For the three months ended May 3, 2014, net cash used in investing activities was $16.5 million primarily as a result of investments in new and existing stores, investment in information technology, investment in supply chain and systems infrastructure, and renovations to our corporate headquarters.

For the three months ended May 4, 2013, net cash used in investing activities was $9.7 million primarily as a result of investments in new stores and investment in supply chain and systems infrastructure.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings and repayments related to the revolving line of credit, capital leases and equity activity.

For the three months ended May 3, 2014, net cash provided by financing activities was $71.3 million primarily due to net borrowings under the revolving line of credit of $63.7 million resulting from an increase in inventory purchases during the period, spend associated with our Spring 2014 Source Books and capital expenditures related to investments in new stores and our supply chain. In addition, excess tax benefits from the exercise of stock options of provided $5.4 million and net proceeds from the exercise of stock options provided $3.5 million.

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

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The weighted-average interest rate for the revolving line of credit was 2.32% as of May 3, 2014.

As of May 3, 2014, Restoration Hardware, Inc. had $149.1 million outstanding and $229.4 million undrawn borrowing availability under the revolving line of credit. As of May 3, 2014, there were $18.5 million in outstanding letters of credit.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The credit agreement does not contain any significant financial or coverage ratio covenants unless the availability under the revolving line of credit is less than the greater of (i) $17.5 million and (ii) 10% of the lesser of (A) the aggregate maximum commitments under the revolving line of credit and (B) the domestic borrowing base. If the availability under the revolving line of credit is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio is approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of May 3, 2014, Restoration Hardware, Inc. was in compliance with all covenants, and if the availability under the revolving line of credit were less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence. The credit agreement requires a daily sweep of cash to prepay the loans under the credit agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit to Restoration Hardware, Inc. is less than the greater of (A) $20.0 million and (B) 15% of the lesser of the aggregate maximum commitments and the domestic borrowing base.

Contractual Obligations

We enter into long-term contractual obligations and commitments, primarily debt obligations and non-cancelable operating leases, in the normal course of business. As of May 3, 2014, our contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	Remainder of 2014	2015–2016	2017–2018	Thereafter
	(in thousands)
Revolving line of credit (1)	$149,146	$—	$149,146	$—	$—
Operating leases (2)	607,479	53,368	126,907	102,347	324,857
Other long-term obligations (3)	441,345	38,905	82,573	43,735	276,132
Capital lease obligations	1,359	863	395	101	—
Letters of credit	18,540	18,540	—	—	—

Total	$1,217,869	$111,676	$359,021	$146,183	$600,989

(1)	Excludes estimated interest under the revolving line of credit. The revolving line of credit has a maturity date of August 3, 2016.
(2)	We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. Amounts above do not include estimated contingent rent due under operating leases of $1.9 million at May 3, 2014.
(3)	Other long-term obligations include estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements.

As of May 3, 2014, the liability of $1.4 million for unrecognized tax benefits associated with uncertain tax positions (see Note 8—Income Taxes to our condensed consolidated financial statements) has not been included in the contractual obligations table above because we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 3, 2014.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, and are therefore discussed as critical:

•	Revenue Recognition

•	Merchandise Inventories

•	Advertising Expenses

•	Impairment of Goodwill and Long-Lived Assets

•	Lease Accounting

•	Stock-Based Compensation

•	Income Taxes

For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in the 2013 Form 10-K. There have been no material changes to the critical accounting policies and estimates listed in the 2013 Form 10-K.

Recent Accounting Pronouncements

See Note 2—Recent Accounting Pronouncements to the accompanying condensed consolidated financial statements for a description of recently proposed accounting standards which may impact our financial statements in future reporting periods.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At May 3, 2014, $149.1 million was outstanding under the revolving line of credit. As of May 3, 2014, the undrawn borrowing availability under the revolving line of credit was $229.4 million and there were $18.5 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended May 3, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 3, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

For additional information, please see Note 12—Commitments and Contingencies to our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“2013 Form 10-K”). We have updated the risk factor identified below which was previously disclosed in our 2013 Form 10-K.

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

Any difficulties that we experience in our ability to obtain products in sufficient quality and quantity from our vendors could have a material adverse effect on our business. In fiscal 2013, we purchased approximately 74% of our merchandise from vendors that are located abroad. Our ability to obtain desired merchandise in sufficient quantities could be impaired by events that adversely affect our vendors or the locations in which they operate, such as difficulties or problems associated with our vendors’ operations, business, finances, labor, economic and political environment (including impact of war, rebellion or any other conflicts), importation of products, costs, production, insurance and reputation. Failure of vendors to produce adequate quantities of merchandise in a timely manner has resulted in back orders, order cancelations, increased freight costs and lower revenue in certain periods of our business operation. While we believe our vendors have the capacity to meet our demand, we cannot assure you that our vendors will be able to produce adequate quantities of merchandise in a timely manner in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Common Stock during the Three Months Ended May 3, 2014

During the three months ended May 3, 2014, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
February 2, 2014 to March 1, 2014
Stock repurchases (1)	956	$55.96
March 2, 2014 to April 5, 2014
Stock repurchases (1)	238,554	65.06
Shares withheld from delivery (2)	632,824	73.02
April 6, 2014 to May 3, 2014
Stock repurchases (1)	1,812	59.95
Shares withheld from delivery (2)	7,674	67.57

Total	881,820	$70.78

(1)	Reflects shares of common stock repurchased from former employees of the Company in connection with certain options and awards granted under the Company’s stock plans that contain repurchase rights. For additional information, please see Note 10—Share Repurchases to our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.
(2)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Option Plan or the Company’s 2012 Stock Incentive Plan.

Item  3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Hardware Holdings, Inc.

Date: June 12, 2014	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2014	By:	/s/ Karen Boone
Karen Boone
Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)