Form 10-Q
period 2014-08-02
Restoration Hardware Holdings Inc
filed 2014-09-11
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

or

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

As of September 5, 2014, 39,497,518 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

PART I

Item 1.	Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	August 2, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$181,493	$13,389
Accounts receivable—net	24,136	22,028
Merchandise inventories	547,103	453,845
Current deferred tax assets	21,400	21,400
Prepaid expense and other current assets	127,801	103,153

Total current assets	901,933	613,815
Property and equipment—net	261,872	214,909
Goodwill	124,634	122,424
Trademarks and domain names	47,662	47,410
Other intangible assets—net	1,071	1,298
Non-current deferred tax assets	18,071	16,980
Other assets	11,485	8,267

Total assets	$1,366,728	$1,025,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$248,336	$206,778
Deferred revenue and customer deposits	71,191	53,595
Current deferred tax liabilities	143	145
Other current liabilities	43,016	56,930

Total current liabilities	362,686	317,448
Convertible senior notes—net (Note 7)	277,678	—
Revolving line of credit	—	85,425
Deferred rent and lease incentives	38,838	37,727
Other long-term obligations	73,273	39,231

Total liabilities	752,475	479,831

Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding as of August 2, 2014 and February 1, 2014	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 39,486,480 shares issued and outstanding as of August 2, 2014 and 39,124,764 shares issued and outstanding as of February 1, 2014	4	4
Additional paid-in capital	641,074	584,641
Accumulated other comprehensive income	704	629
Accumulated deficit	(8,244)	(37,292)
Treasury stock—at cost, 292,263 and 40,353 shares, respectively	(19,285)	(2,710)

Total stockholders’ equity	614,253	545,272

Total liabilities and stockholders’ equity	$1,366,728	$1,025,103

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net revenues	$433,766	$382,098	$800,020	$683,435
Cost of goods sold	265,857	242,872	507,762	442,332

Gross profit	167,909	139,226	292,258	241,103
Selling, general and administrative expenses	118,974	167,006	238,545	268,372

Income (loss) from operations	48,935	(27,780)	53,713	(27,269)
Interest expense	(4,346)	(1,191)	(6,402)	(2,031)

Income (loss) before income taxes	44,589	(28,971)	47,311	(29,300)
Income tax expense (benefit)	17,336	(11,136)	18,263	(11,304)

Net income (loss)	$27,253	$(17,835)	$29,048	$(17,996)

Weighted-average shares used in computing basic net income (loss) per share	39,436,255	38,712,000	39,294,274	38,394,013
Basic net income (loss) per share	$0.69	$(0.46)	$0.74	$(0.47)
Weighted-average shares used in computing diluted net income (loss) per share	41,262,629	38,712,000	40,965,628	38,394,013
Diluted net income (loss) per share	$0.66	$(0.46)	$0.71	$(0.47)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income (loss)	$27,253	$(17,835)	$29,048	$(17,996)
Foreign currency translation adjustment—net of tax	11	(42)	75	(73)

Total comprehensive income (loss)	$27,264	$(17,877)	$29,123	$(18,069)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,048	$(17,996)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,978	13,228
Amortization of debt discount	1,576	—
Excess tax benefit from exercise of stock options	(7,612)	(1,032)
Stock-based compensation expense	6,750	64,282
Deferred income taxes	—	(13,108)
Amortization of deferred financing fees and debt issuance costs	431	335
Change in assets and liabilities:
Accounts receivable	(2,109)	(5,566)
Merchandise inventories	(93,185)	(53,483)
Prepaid expense and other assets	(22,369)	(18,999)
Accounts payable and accrued expenses	35,581	45,813
Deferred revenue and customer deposits	17,596	15,624
Other current liabilities	(12,542)	1,456
Deferred rent and lease incentives	1,064	764
Other long-term obligations	68	111

Net cash provided by (used in) operating activities	(29,725)	31,429

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38,800)	(30,616)
Purchase of trademarks	(252)	—

Net cash used in investing activities	(39,052)	(30,616)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	749,945	750,376
Gross repayments under revolving line of credit	(835,370)	(745,302)
Proceeds from issuance of convertible senior notes	350,000	—
Proceeds from issuance of warrants	40,390	—
Purchase of convertible note hedges	(73,325)	—
Convertible debt issuance costs	(5,385)	—
Payments on capital leases	(1,478)	(760)
Proceeds from the exercise of stock options	5,806	695
Excess tax benefit from the exercise of stock options	7,612	1,032
Tax withholdings related to issuance of stock-based awards	(1,306)	(178)

Net cash provided by financing activities	236,889	5,863

Effects of foreign currency exchange rate translation	(8)	(18)

Net increase in cash and cash equivalents	168,104	6,658
Cash and cash equivalents
Beginning of period	13,389	8,354

End of period	$181,493	$15,012

Non-cash transactions:
Property and equipment acquired under capital lease	$38	$—
Property and equipment acquired under build-to-suit lease transactions	17,536	10,122
Property and equipment additions in accounts payable	13,654	14,425

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. These products are sold through the Company’s stores, catalogs and websites. As of August 2, 2014, the Company operated a total of 68 retail stores and 17 outlet stores in 29 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments necessary to fairly state the Company’s financial position as of August 2, 2014, and the results of operations for the three and six months ended August 2, 2014 and August 3, 2013, and changes of cash flow for the six months ended August 2, 2014 and August 3, 2013. The Company’s current fiscal year ends on January 31, 2015 (“fiscal 2014”).

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

The results of operations for the three and six months ended August 2, 2014 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

Convertible Senior Notes

In June 2014, the Company issued $350 million principal amount of 0.00% convertible senior notes due 2019 in a private offering. In connection with the issuance of these notes, the Company entered into convertible note hedge transactions for which it paid an aggregate $73.3 million. In addition, the Company sold warrants for which it received aggregate proceeds of $40.4 million. Taken together, the Company received total cash proceeds of $311.7 million, net of the initial purchasers’ discounts and commissions and offering costs of $5.4 million. Refer to Note 7—Convertible Senior Notes.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Leases

The Financial Accounting Standards Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued a new exposure draft, Leases (Topic 841) (the “Exposure Draft”), which would replace the existing guidance in ASC 840 – Leases (“ASC 840”). Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. The comment period for the Exposure Draft ended on September 13, 2013. If and when effective, this Exposure Draft will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting standards will have on its consolidated financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09 – Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in prior guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017), with no early adoption permitted, and is required to be applied retrospectively. The Company does not currently believe the guidance will have a material impact on its consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	August 2, 2014	February 1, 2014
Capitalized catalog costs	$80,777	$49,274
Vendor deposits	29,390	36,694
Prepaid expense and other current assets	17,634	17,185

Total prepaid expense and other current assets	$127,801	$103,153

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of August 2, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization:
Fair value of leases (1)
Fair market write-up	$5,748	$(4,760)	$43	$1,031
Fair market write-down (2)	(1,467)	1,042	—	(425)
Customer relationships (3)	80	(40)	—	40

Total intangible assets subject to amortization	4,361	(3,758)	43	646
Intangible assets not subject to amortization:
Goodwill	124,461	—	173	124,634
Trademarks and domain names	47,662	—	—	47,662

Total intangible assets	$176,484	$(3,758)	$216	$172,942

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.
(3)	Customer relationships are amortized over a one-year period.

The following sets forth the goodwill and intangible assets as of February 1, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization:
Fair value of leases (1)
Fair market write-up	$10,443	$(9,187)	$42	$1,298
Fair market write-down (2)	(2,591)	2,072	—	(519)

Total intangible assets subject to amortization	7,852	(7,115)	42	779
Intangible assets not subject to amortization:
Goodwill	122,285	—	139	122,424
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$177,547	$(7,115)	$181	$170,613

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other long-term obligations on the condensed consolidated balance sheets.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	August 2, 2014	February 1, 2014
Accounts payable	$143,696	$116,306
Accrued compensation	24,125	29,498
Accrued freight and duty	19,314	21,309
Accrued sales taxes	15,771	13,995
Accrued legal settlements	15,668	6,970
Accrued catalog costs	14,499	7,663
Accrued occupancy	9,183	6,306
Accrued professional fees	3,145	3,119
Other accrued expenses	2,935	1,612

Total accounts payable and accrued expenses	$248,336	$206,778

Accounts payable included negative cash balances due to outstanding checks of $10.0 million and $25.5 million as of August 2, 2014 and February 1, 2014, respectively.

Other current liabilities consist of the following (in thousands):

	August 2, 2014	February 1, 2014
Unredeemed gift card and merchandise credit liability	$19,633	$18,830
Allowance for sales returns	12,856	12,142
Federal, state and foreign tax payable	9,624	22,254
Capital lease obligation—current	451	1,807
Other liabilities	452	1,897

Total other current liabilities	$43,016	$56,930

NOTE 6—OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following (in thousands):

	August 2, 2014	February 1, 2014
Financing obligations under build-to-suit lease transactions	$50,701	$33,165
Long-term notes payable for share repurchases	19,285	2,710
Unrecognized tax benefits	1,824	1,739
Other long-term obligations	1,463	1,617

Total other long-term obligations	$73,273	$39,231

Interest expense related to financing obligations under build-to-suit lease transactions was $1.4 million and $0.2 million for the three months ended August 2, 2014 and August 3, 2013, respectively. Interest expense related to financing obligations under build-to-suit lease transactions was $2.2 million and $0.2 million for the six months ended August 2, 2014 and August 3, 2013, respectively.

Interest expense related to the notes payable for share repurchases was $0.2 million and $0.4 million for the three and six months ended August 2, 2014, respectively. The Company did not incur interest expense related to notes payable for share repurchases during the three and six months ended August 3, 2013.

NOTE 7—CONVERTIBLE SENIOR NOTES

0.00% Convertible Senior Notes due 2019

In June 2014, the Company issued $350 million principal amount of 0.00% convertible senior notes due 2019 (the “Notes”) in a private offering. The Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The Notes will mature on June 15, 2019, unless earlier purchased by the Company or converted. The Notes will not bear interest, except that the Notes will be subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the Notes. The Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are also considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes.

The initial conversion rate applicable to the Notes is 8.6143 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $116.09 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change,” the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

Prior to March 15, 2019, the Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 4.51% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During both the three and six months ended August 2, 2014, the Company recorded $1.6 million of interest expense related to the amortization of the debt discount.

In accounting for the debt issuance costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the term of the Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets. During both the three and six months ended August 2, 2014, the Company recorded $0.1 million related to the amortization of debt issuance costs.

The Notes consist of the following components as of August 2, 2014 (in thousands):

Liability component
Principal	$350,000
Less: Debt discount	(68,906)

Net carrying amount	$281,094

Equity component (1)	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $1.6 million for the amortization of the debt discount related to the Notes for both the three and six months ended August 2, 2014.

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the debt instruments (carrying value excludes the equity component of the Notes classified in stockholders’ equity) were as follows as of August 2, 2014 (in thousands):

	Fair Value	Carrying Value
Convertible senior notes	$281,094	$281,094

Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 3.0 million shares of its common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of the Company’s common stock at a price of $171.98 per share. The Company received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets as of August 2, 2014.

The Company recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax assets are included in non-current deferred tax assets on the condensed consolidated balance sheets.

NOTE 8—LINE OF CREDIT

On June 27, 2014, in connection with the issuance of the convertible senior notes, the Company paid $154.8 million to settle all outstanding loan amounts under the revolving line of credit, including principal and interest. As a result, as of August 2, 2014, the Company did not have any amounts outstanding under the revolving line of credit. As of August 2, 2014, the Company had $380.9 million undrawn borrowing availability under the revolving line of credit. As of August 2, 2014 and February 1, 2014, the Company had $19.1 million and $18.9 million in outstanding letters of credit, respectively.

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or the Bank of America “BA” Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of August 2, 2014, the Company was in compliance with all covenants contained in the credit agreement.

NOTE 9—INCOME TAXES

The effective tax rate was 38.88% and 38.44% for the three months ended August 2, 2014, and August 3, 2013, respectively. The effective tax rate was 38.60% and 38.58% for the six months ended August 2, 2014, and August 3, 2013, respectively. There were no significant impacts to the Company’s effective tax rate for the three and six months ended August 2, 2014. The effective tax rate for the three and six months ended August 3, 2013 was significantly impacted by (i) non-deductible stock-based compensation, (ii) the Company no longer recording a U.S. valuation allowance against net deferred tax assets and (iii) other non-deductible expenses.

As of August 2, 2014, the Company has retained a valuation allowance of $0.2 million against deferred tax assets for its Shanghai operations.

As of both August 2, 2014 and February 1, 2014, $1.4 million of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other long-term obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of August 2, 2014, $0.4 million of the exposures related to unrecognized tax benefits are expected to decrease in the next 12 months due to the lapse of the statute of limitations.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax asset accounts were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company has accrued $0.4 million and $0.3 million of interest associated with exposures as of August 2, 2014 and February 1, 2014, respectively.

NOTE 10—EARNINGS PER SHARE

The weighted-average shares used for earnings per share is as follows:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Weighted-average shares—basic	39,436,255	38,712,000	39,294,274	38,394,013
Effect of dilutive stock-based awards	1,826,374	—	1,671,354	—

Weighted-average shares—diluted	41,262,629	38,712,000	40,965,628	38,394,013

For the three months ended August 2, 2014, options and restricted stock units of 1,244,448 and 3,531, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended August 2, 2014, options and restricted stock units of 1,906,705 and 1,765, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended August 3, 2013, options and restricted stock units of 9,362,066 and 70,697, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive due to the Company’s net loss in both periods.

NOTE 11—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company. During the three and six months ended August 2, 2014, the Company repurchased 10,588 and 251,910 shares of common stock, respectively, from former employees pursuant to such repurchase right. The shares were repurchased for fair value at a weighted-average price of $84.28 and $65.80 per share during the three and six months ended August 2, 2014, respectively, and were settled with the issuance of promissory notes bearing interest at approximately 5%, paid annually, with principal due generally at the end of an 8-year term. During the three and six months ended August 3, 2013, the Company did not repurchase any common stock.

As of August 2, 2014, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.3 million, which is included in other long-term obligations on the condensed consolidated balance sheets. During the three and six months ended August 2, 2014, the Company recorded interest expense on the outstanding notes. Refer to Note 6—Other Long-Term Obligations.

NOTE 12—STOCK-BASED COMPENSATION

The Company estimates the value of equity grants based upon an option-pricing model and recognizes this estimated value as compensation expense over the vesting periods. The Company recognizes expense associated with performance-based awards when it becomes probable that the performance condition will be met. Once it becomes probable that an award will vest, the Company recognizes compensation expense equal to the number of shares which are probable to vest multiplied by the fair value of the related shares measured at the grant date.

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $4.5 million and $60.7 million in the three months ended August 2, 2014 and August 3, 2013, respectively. The Company recorded stock-based compensation expense of $6.7 million and $64.3 million in the six months ended August 2, 2014 and August 3, 2013, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Option Plan and 2012 Stock Incentive Plan

As of August 2, 2014, 7,067,635 options were outstanding with a weighted-average exercise price of $49.88 per share and 5,496,310 options were vested with a weighted-average exercise price of $46.85 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of August 2, 2014 was $228.1 million, $224.4 million, and $194.0 million, respectively. Stock options exercisable as of August 2, 2014 had a weighted-average remaining contractual life of 8.38 years. As of August 2, 2014, the total unrecognized compensation expense related to unvested options was $30.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.41 years.

As of August 2, 2014, the Company had 759,640 restricted stock and restricted stock unit awards outstanding with a weighted-average grant date fair value of $63.62 per share. During the three months ended August 2, 2014, 34,779 restricted stock and restricted stock unit awards with a weighted-average grant date fair value of $62.43 per share vested. During the six months ended August 2, 2014, 41,028 restricted stock and restricted stock unit awards with a weighted-average grant date fair value of $58.76 per share vested. As of August 2, 2014, there was $37.3 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 4.15 years.

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

During fiscal year 2012, 1,191,091 shares of the 1,331,548 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units had vested in accordance with the performance objectives as described above. During the six months ended August 3, 2013, the remaining unvested 140,457 shares of the 1,331,548 shares received by Mr. Alberini and Mr. Friedman had vested in accordance with the performance objectives as described above. The Company recorded a non-cash compensation charge of $3.4 million related to these awards in the six months ended August 3, 2013, which is included in the total stock-based compensation amount above. All shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units have vested in accordance with the performance objectives. No additional compensation expense will be recorded in future periods related to these awards.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no off balance sheet commitments as of August 2, 2014.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of August 2, 2014, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its condensed consolidated financial statements.

In the six months ended August 2, 2014, material developments occurred in an ongoing legal proceeding involving the Company. On October 21, 2008, Mike Hernandez, individually and on behalf of others similarly situated, filed a class action in the Superior Court of the State of California for the County of San Diego against Restoration Hardware, Inc. alleging principally that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. On May 23, 2014, in response to a directive from the Court, the parties filed a joint statement as to the parties’ agreed-upon claims process for the class members as well as to other matters related to this proceeding, all of which remain subject to Court approval. As a result of these developments, the Company recorded a $9.2 million charge related to this matter during the six months ended August 2, 2014. On September 5, 2014, the Court granted plaintiffs’ motion for attorney’s fees, costs and awards, and awarded $9.2 million in fees and costs to plaintiffs’ attorney.

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

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Furniture	$245,847	$222,441	$455,588	$393,814
Non-furniture	187,919	159,657	344,432	289,621

Total net revenues	$433,766	$382,098	$800,020	$683,435

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three or six months ended August 2, 2014 or August 3, 2013.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“2013 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2013 Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary factors contained in our quarterly report and 2013 Form 10-K. You should evaluate all forward-looking statements made in this quarterly report in the context of these cautionary factors.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs and websites. We position our stores as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. As of August 2, 2014, we operated 59 Galleries, 6 Full Line Design Galleries and 3 Baby & Child Galleries, as well as 17 outlet stores throughout the United States and Canada.

In June 2014, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2019. In connection with the issuance of the debt, we entered into convertible note hedge transactions that cover the number of shares of our common stock that are underlying the notes, for which we paid an aggregate $73.3 million. In addition, we sold warrants and received aggregate proceeds of $40.4 million from the sale of the warrants. We incurred a total of $4.4 million of discounts and commissions payable to the initial purchasers and $1.0 million of offering costs in connection with the issuance of these notes. The aggregate net proceeds from the offering, after taking into consideration the cost of the convertible note hedge transactions and proceeds from the warrants sold, as well as deducting the initial purchasers’ discounts and commissions and offering costs, were $311.7 million. Refer to Note 7—Convertible Senior Notes to our condensed consolidated financial statements.

Basis of Presentation and Results of Operations

The following table sets forth our statements of operations and other financial and operating data:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(dollars in thousands, excluding per square foot store data)
Statements of Operations:
Net revenues	$433,766	$382,098	$800,020	$683,435
Cost of goods sold	265,857	242,872	507,762	442,332

Gross profit	167,909	139,226	292,258	241,103
Selling, general and administrative expenses	118,974	167,006	238,545	268,372

Income (loss) from operations	48,935	(27,780)	53,713	(27,269)
Interest expense	(4,346)	(1,191)	(6,402)	(2,031)

Income (loss) before income taxes	44,589	(28,971)	47,311	(29,300)
Income tax expense (benefit)	17,336	(11,136)	18,263	(11,304)

Net income (loss)	$27,253	$(17,835)	$29,048	$(17,996)

Other Financial and Operating Data:
Growth in net revenues:
Stores (1)	9%	28%	13%	33%
Direct	19%	33%	21%	35%
Total	14%	30%	17%	34%
Comparable brand revenue growth (2)	13%	30%	15%	34%
Retail (3):
Retail stores open at beginning of period	69	70	70	71
Stores opened	1	—	1	2
Stores closed	2	—	3	3
Retail stores open at end of period	68	70	68	70
Retail sales per leased selling square foot (4)	$354	$353	$652	$638
Total leased square footage at end of period (in thousands)	810	796	810	796
Total leased selling square footage at end of period (in thousands) (5)	564	521	564	521
Average leased square footage (in thousands) (6)	801	796	798	789
Average leased selling square footage (in thousands) (6)	556	521	553	515
Direct as a percentage of net revenues (7)	49%	47%	49%	47%
Capital expenditures	$22,285	$20,879	$38,800	$30,616
Adjusted net income (8)	$27,699	$19,793	$34,852	$22,050

(1)	Store data represents retail stores plus outlet stores.
(2)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.
(3)	Retail data has been calculated based upon retail stores, which includes our Baby & Child Galleries and excludes outlet stores.
(4)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average leased selling square footage for the period.
(5)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters. Leased selling square footage excludes exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,500 square feet related to one owned store location.
(6)	Average square footage (leased or leased selling, as applicable) is calculated for each quarter by taking the total applicable square footage at the beginning of the quarter plus the total applicable square footage at the end of the quarter and dividing by two. Average square footage for periods of six months is calculated by averaging the average square footage for the quarters within such periods.
(7)	Direct revenues include sales through our catalogs and websites.

(8)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income (loss)	$27,253	$(17,835)	$29,048	$(17,996)
Adjustments pre-tax:
Amortization of debt discount (a)	1,576	—	1,576	—
Legal claim (b)	—	—	9,200	—
Non-cash compensation (c)	—	59,832	—	63,155
Follow-on offering fees (d)	—	2,128	—	2,895

Subtotal adjusted items	1,576	61,960	10,776	66,050
Impact of income tax items (e)	(1,130)	(24,332)	(4,972)	(26,004)

Adjusted net income	$27,699	$19,793	$34,852	$22,050

(a)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the issuance of the $350 million principal amount of convertible senior notes that were issued in June 2014 (the “Notes”), we separated the Notes into liability (debt) and equity (conversion option) components and we will amortize as debt discount an amount equal to the fair value of the equity component as interest expense on the Notes over the term of the Notes. The equity component represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes.
(b)	Represents charges incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. For additional information, refer to Note 13—Commitments and Contingencies to our condensed consolidated financial statements.
(c)	Represents a non-cash compensation charge related to the performance-based vesting of certain shares granted in November 2012 to Gary Friedman, our Chairman and Chief Executive Officer, as well as the one-time, fully vested option granted to Mr. Friedman in July 2013.
(d)	Represents legal and other professional fees incurred in connection with our May 2013 and July 2013 follow-on offerings.
(e)	Assumes a normalized tax rate of 40% for both periods presented.

The following table sets forth our consolidated statements of operations as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Statements of Operations:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.3	63.6	63.5	64.7

Gross profit	38.7	36.4	36.5	35.3
Selling, general and administrative expenses	27.4	43.7	29.8	39.3

Income (loss) from operations	11.3	(7.3)	6.7	(4.0)
Interest expense	(1.0)	(0.2)	(0.8)	(0.3)

Income (loss) before income taxes	10.3	(7.5)	5.9	(4.3)
Income tax expense (benefit)	4.0	(2.8)	2.3	(1.7)

Net income (loss)	6.3%	(4.7)%	3.6%	(2.6)%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our Stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our Direct net revenues, which include sales through our catalogs and websites (in thousands).

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stores	$221,976	$204,309	$411,825	$363,622
Direct	211,790	177,789	388,195	319,813

Net revenues	$433,766	$382,098	$800,020	$683,435

Three Months Ended August 2, 2014 Compared to Three Months Ended August 3, 2013

Net revenues

Net revenues increased $51.7 million, or 13.5%, to $433.8 million in the three months ended August 2, 2014 compared to $382.1 million in the three months ended August 3, 2013. We had 68 and 70 retail stores open at August 2, 2014 and August 3, 2013, respectively. Stores sales increased $17.7 million, or 8.6%, to $222.0 million in the three months ended August 2, 2014 compared to $204.3 million in the three months ended August 3, 2013. Direct sales increased $34.0 million, or 19.1%, to $211.8 million in the three months ended August 2, 2014 compared to $177.8 million in the three months ended August 3, 2013. Comparable brand revenue growth was 13% and 30% for the three months ended August 2, 2014 and August 3, 2013, respectively. We believe that the increase in comparable brand revenue was due primarily to a favorable reaction to our merchandise assortment, including the expansion of existing product categories and the introduction of new product categories.

Gross profit

Gross profit increased $28.7 million, or 20.6%, to $167.9 million in the three months ended August 2, 2014 from $139.2 million in the three months ended August 3, 2013. As a percentage of net revenues, gross margin increased 2.3% to 38.7% of net revenues in the three months ended August 2, 2014 from 36.4% of net revenues in the three months ended August 3, 2013.

The increase in gross margin as a percentage of net revenues was primarily driven by higher merchandise margins in our core business, improvements in our shipping costs, and leverage of our retail fixed occupancy costs. These increases were partially offset by deleverage in our supply chain occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $48.0 million, or 28.8%, to $119.0 million in the three months ended August 2, 2014 compared to $167.0 million in the three months ended August 3, 2013.

Selling, general and administrative expenses for the three months ended August 3, 2013 included: (i) a $33.7 million non-cash compensation charge related to the fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer, (ii) a $26.1 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman in connection with the initial public offering, and (iii) $2.1 million of costs incurred in connection with our May 2013 and July 2013 follow-on offerings.

The increase in selling, general and administrative expenses, excluding the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs due to company growth, as well as an increase in corporate occupancy costs associated with our corporate office expansion and upgraded information technology systems.

Selling, general and administrative expenses were 27.4% and 27.5% of net revenues for the three months ended August 2, 2014 and August 3, 2013, respectively, excluding the one-time and non-cash compensation items mentioned above. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by advertising savings resulting from the change in our Source Book strategy, offset by an increase in corporate occupancy costs associated with our corporate office expansion and upgrade of our information technology systems, as well as an increase in employment costs due to company growth.

Interest expense

Interest expense was $4.3 million in the three months ended August 2, 2014 and consisted of $1.6 million non-cash amortization of the convertible senior notes debt discount, interest of $1.4 million related to accounting for build-to-suit lease transactions under ASC 840, interest incurred under our revolving line of credit of $0.8 million, which includes standby and letter of credit interest, amortization of debt issuance costs and deferred financing fees of $0.3 million and interest of $0.2 million for notes payable for share repurchases. Interest expense was $1.2 million in the three months ended August 3, 2013 and consisted of interest incurred under our revolving line of credit of $0.8 million, which includes standby and letter of credit interest, interest of $0.2 million related to accounting for build-to-suit lease transactions under ASC 840 and amortization of deferred financing fees of $0.2 million.

Income tax expense (benefit)

Income tax expense was $17.3 million in the three months ended August 2, 2014 compared to a benefit of $11.1 million in the three months ended August 3, 2013. Our effective tax rate was 38.88% in the three months ended August 2, 2014 compared to 38.44% in the three months ended August 3, 2013. There were no significant impacts to our effective tax rate for the three months ended August 2, 2014. The effective tax rate for the three months ended August 3, 2013 was significantly impacted by (i) non-deductible stock-based compensation, (ii) our no longer recording a U.S. valuation allowance against net deferred tax assets and (iii) other non-deductible expenses.

Six Months Ended August 2, 2014 Compared to Six Months Ended August 3, 2013

Net revenues

Net revenues increased $116.6 million, or 17.1%, to $800.0 million in the six months ended August 2, 2014 compared to $683.4 million in the six months ended August 3, 2013. We had 68 and 70 retail stores open at August 2, 2014 and August 3, 2013, respectively. Stores sales increased $48.2 million, or 13.3%, to $411.8 million in the six months ended August 2, 2014 compared to $363.6 million in the six months ended August 3, 2013. Direct sales increased $68.4 million, or 21.4%, to $388.2 million in the six months ended August 2, 2014 compared to $319.8 million in the six months ended August 3, 2013. Comparable brand revenue growth was 15% and 34% for the six months ended August 2, 2014 and August 3, 2013, respectively. We believe that the increase in comparable brand revenue was due primarily to a favorable reaction to our merchandise assortment, including the expansion of existing product categories and the introduction of new product categories.

Gross profit

Gross profit increased $51.2 million, or 21.2%, to $292.3 million in the six months ended August 2, 2014 from $241.1 million in the six months ended August 3, 2013. As a percentage of net revenues, gross margin increased 1.3% to 36.5% of net revenues in the six months ended August 2, 2014 from 35.3% of net revenues in the six months ended August 3, 2013.

The increase in gross margin as a percentage of net revenues was primarily driven by higher merchandise margins in our core business, improvements in our shipping costs, and leverage of our retail fixed occupancy costs. These increases were partially offset by higher outlet sales due to increased outlet square footage and an increase in inventory related charges, and deleverage in our supply chain occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $29.8 million, or 11.1%, to $238.5 million in the six months ended August 2, 2014 compared to $268.4 million in the six months ended August 3, 2013.

Selling, general and administrative expenses for the six months ended August 2, 2014 included a $9.2 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. This charge is based on a joint filing made with plaintiffs that is currently pending before the court.

Selling, general and administrative expenses for the six months ended August 3, 2013 included: (i) a $33.7 million non-cash compensation charge related to the fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer, (ii) a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman in connection with the initial public offering, and (iii) $2.9 million of costs incurred in connection with our May 2013 and July 2013 follow-on offerings.

The increase in selling, general and administrative expenses, excluding the charge incurred in connection with a legal claim and the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs due to company growth, as well as an increase in corporate occupancy costs associated with our corporate office expansion and upgrade of our information technology systems.

Selling, general and administrative expenses were 28.7% and 29.6% of net revenues for the six months ended August 2, 2014 and August 3, 2013, respectively, excluding the charge incurred in connection with a legal claim and the one-time and non-cash compensations items mentioned above. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by advertising savings resulting from the change in our Source Book strategy, a reduction in Gallery preopening costs, and leverage on other corporate expenses. These improvements were partially offset by an increase in occupancy costs associated with our corporate office expansion and upgraded information technology systems, as well as an increase in employment costs due to company growth.

Interest expense

Interest expense was $6.4 million in the six months ended August 2, 2014 and consisted of interest of $2.2 million related to accounting for build-to-suit lease transactions under ASC 840, interest incurred under our revolving line of credit of $1.8 million, which includes standby and letter of credit interest, $1.6 million non-cash amortization of the convertible senior notes debt discount, amortization of debt issuance costs and deferred financing fees of $0.4 million and interest of $0.4 million for notes payable for share repurchases. Interest expense was $2.0 million in the six months ended August 3, 2013 and consisted of interest incurred under our revolving line of credit of $1.4 million, which includes standby and letter of credit interest, amortization of deferred financing fees of $0.3 million, interest of $0.2 million related to accounting for build-to-suit lease transactions under ASC 840 and interest on capital leases of $0.1 million.

Income tax expense (benefit)

Income tax expense was $18.3 million in the six months ended August 2, 2014 compared to a benefit of $11.3 million in the six months ended August 3, 2013. Our effective tax rate was 38.60% in the six months ended August 2, 2014 compared to 38.58% in the six months ended August 3, 2013. There were no significant impacts to our effective tax rate for the six months ended August 2, 2014. The effective tax rate for the six months ended August 3, 2013 was significantly impacted by (i) non-deductible stock-based compensation, (ii) our no longer recording a U.S. valuation allowance against net deferred tax assets and (iii) other non-deductible expenses.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, payroll, Source Books and other catalogs, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable and other current liabilities. Our working capital varies as a result of increases in our inventory levels and costs related to our Source Books. We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes and borrowing availability under the revolving line of credit or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 – 24 months. Our investments in capital expenditures for fiscal 2014 are planned at approximately $115 million to $125 million, of which $38.8 million was spent during the six months ended August 2, 2014. Our fiscal 2014 capital expenditures will primarily relate to our efforts to continue our growth and expansion, including construction of Full Line Design Galleries and infrastructure investments.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Six Months Ended
	August 2, 2014	August 3, 2013
Provided by (used in) operating activities	$(29,725)	$31,429
Used in investing activities	(39,052)	(30,616)
Provided by financing activities	236,889	5,863
Increase in cash and cash equivalents	168,104	6,658
Cash and cash equivalents at end of period	181,493	15,012

Net Cash Provided By (Used In) Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For the six months ended August 2, 2014, net cash used in operating activities was $29.7 million and consisted of an increase in working capital and other activities of $75.9 million, offset by non-cash items of $17.1 million and net income of $29.0 million. Working capital and other activities consisted primarily of increases in inventory of $93.2 million in anticipation of the 2014 Fall collection and outdoor selling season, increases in prepaid expense and other assets of $22.4 million primarily due to an increase in costs associated with the Spring 2014 Source Books and decreases in other current liabilities of $12.5 million related to decreases in federal and state tax payables due to payments made during the period. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $35.6 million and increases in deferred revenue and customers deposits of $17.6 million due to the timing of shipments made at fiscal quarter end and increased special orders.

For the six months ended August 3, 2013, net cash provided by operating activities was $31.4 million and consisted of non-cash items of $63.7 million, offset by a net loss of $18.0 million and an increase in working capital and other activities of $14.3 million. Working capital and other activities consisted primarily of an increase in inventory of $53.5 million in anticipation of the 2013 Fall selling season and in order to improve our in-stock positions and reduce backorders, and an increase in prepaid expense and other assets of $19.0 million primarily due to increased catalog costs associated with the Spring 2013 Source Book and the introduction of our Tableware and Objects of Curiosity Source Books. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $45.8 million primarily due to timing of payments and increases in deferred revenue and customers deposits of $15.6 million due to the timing of shipments made at fiscal quarter end and increased special orders.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new store openings and improvements in supply chain and systems infrastructure.

For the six months ended August 2, 2014, net cash used in investing activities was $39.1 million primarily as a result of investments in new and existing stores, investment in information technology, investment in supply chain and systems infrastructure, and renovations to our corporate headquarters.

For the six months ended August 3, 2013, net cash used in investing activities was $30.6 million primarily as a result of investment in supply chain and systems infrastructure and investments in new stores.

Net Cash Provided By Financing Activities

Financing activities consist primarily of net proceeds from the issuance of the convertible senior notes, borrowings and repayments related to the revolving line of credit, proceeds from the exercise of stock options and capital lease activity.

For the six months ended August 2, 2014, net cash provided by financing activities was $236.9 million primarily due to the $350 million convertible senior notes issued in June 2014, which provided net proceeds of $311.7 million after taking into consideration the convertible note hedge and warrant transactions, as well as the debt issuance costs. Excess tax benefits from the exercise of stock options provided $7.6 million and net proceeds from the exercise of stock options provided $5.8 million. The cash provided by these financing activities was partially offset by net repayments on the revolving line of credit of $85.4 million.

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

Convertible Senior Notes

0.00% Convertible Senior Notes due 2019

In June 2014, we issued $350 million principal amount of 0.00% convertible senior notes due 2019 (the “Notes”) in a private offering. The Notes are governed by the terms of an indenture between us and U.S. Bank National Association, as the Trustee. The Notes will mature on June 15, 2019, unless earlier purchased by us or converted. The Notes will not bear interest, except that the Notes will be subject to “special interest” in certain limited circumstances in the event of our failure to perform certain of our obligations under the indenture governing the Notes. The Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events are also considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes.

The initial conversion rate applicable to the Notes is 8.6143 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $116.09 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change,” we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

Prior to March 15, 2019, the Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The debt discount will be amortized to interest expense using an effective interest rate of 4.51% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During both the three and six months ended August 2, 2014, we recorded $1.6 million of interest expense related to the amortization of the debt discount.

In accounting for the debt issuance costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the term of the Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity. During both the three and six months ended August 2, 2014, we recorded $0.1 million related to the amortization of debt issuance costs.

Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets.

Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of $171.98 per share. We received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets as of August 2, 2014.

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax assets are included in non-current deferred tax assets on the condensed consolidated balance sheets.

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

The availability of credit at any given time under the revolving line of credit is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory, eligible accounts receivable and eligible real estate. As a result of the borrowing base formula, the actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). All obligations under the credit agreement are secured by substantially all of Restoration Hardware, Inc.’s assets, including accounts receivable, inventory, intangible assets, property, equipment, goods and fixtures.

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

On June 27, 2014, we paid off the principal balance and related interest under the revolving line of credit of $154.8 million using proceeds from the issuance of the convertible senior notes. As of August 2, 2014, Restoration Hardware, Inc. had no amounts outstanding under the revolving line of credit. As of August 2, 2014, Restoration Hardware, Inc. had $380.9 million undrawn borrowing availability under the revolving line of credit and had $19.1 million in outstanding letters of credit.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The credit agreement does not contain any significant financial or coverage ratio covenants unless the availability under the revolving line of credit is less than the greater of (i) $17.5 million and (ii) 10% of the lesser of (A) the aggregate maximum commitments under the revolving line of credit and (B) the domestic borrowing base. If the availability under the revolving line of credit is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio is approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of August 2, 2014, Restoration Hardware, Inc. was in compliance with all covenants, and if the availability under the revolving line of credit were less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence. The credit agreement requires a daily sweep of cash to prepay the loans under the credit agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit to Restoration Hardware, Inc. is less than the greater of (A) $20.0 million and (B) 15% of the lesser of the aggregate maximum commitments and the domestic borrowing base.

Contractual Obligations

We enter into long-term contractual obligations and commitments, primarily debt obligations and non-cancelable operating leases, in the normal course of business. As of August 2, 2014, our contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2014	2015–2016	2017–2018	Thereafter
Convertible senior notes	$350,000	$—	$—	$—	$350,000
Revolving line of credit (1)	—	—	—	—	—
Operating leases (2)	596,301	37,918	129,701	103,374	325,308
Other long-term obligations (3)	495,090	39,268	84,249	48,249	323,324
Capital lease obligations	792	350	369	73	—
Notes payable for share repurchases	19,285	—	—	—	19,285
Letters of credit	19,130	19,130	—	—	—

Total	$1,480,598	$96,666	$214,319	$151,696	$1,017,917

(1)	The revolving line of credit has a maturity date of August 3, 2016.
(2)	We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. Amounts above do not include estimated contingent rent due under operating leases of $3.6 million at August 2, 2014.
(3)	Other long-term obligations include estimated payments for rent and tenant improvements associated with build-to-suit lease transactions.

As of August 2, 2014, the liability of $1.4 million for unrecognized tax benefits associated with uncertain tax positions (refer to Note 9—Income Taxes to our condensed consolidated financial statements) has not been included in the contractual obligations table above because we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of August 2, 2014.

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

Recent Accounting Pronouncements

Refer to Note 2—Recent Accounting Pronouncements to the accompanying condensed consolidated financial statements for a description of recently proposed accounting standards that may impact our financial statements in future reporting periods.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At August 2, 2014, there were no amounts outstanding under the revolving line of credit. As of August 2, 2014, we had $380.9 million undrawn borrowing availability under the revolving line of credit and had $19.1 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the six months ended August 2, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

At August 2, 2014, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Market Price Sensitive Instruments

In connection with the issuance of the Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. The convertible note hedge transactions relate to, collectively, 3.0 million shares of our common stock, which represents the number of shares of our common stock underlying the Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes. These convertible note hedge transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the Notes and/or reduce our exposure to potential cash or stock payments that may be required upon conversion of the Notes.

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions was initially $171.98 per share. Refer to Note 7—Convertible Senior Notes to our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 2, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

For additional information, refer to Note 13—Commitments and Contingencies to our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“2013 Form 10-K”) and in our Quarterly on Form 10-Q for the quarterly period ended May 3, 2014 (the “First Quarter Form 10-Q”).

The risks described herein and in our 2013 Form 10-K and our First Quarter Form 10-Q are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition. We have identified additional material changes to our risk factors set forth below under “Risks Related to Our Convertible Notes Financing.”

Risks Related to Our Business

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

Risks Relating to Our Convertible Notes Financing

We expect that our common stock may experience increased trading volatility in connection with our Convertible Notes Financing.

In June 2014, we issued 0.00% convertible senior notes due 2019 (the “Notes”) and entered into convertible note hedge transactions with certain counterparties (the “Bond Hedge”) and warrant transactions (the “Warrants” and together with the Notes and the Bond Hedge, the “Convertible Notes Financing”) with the same counterparties (the “hedge counterparties”).

We have been advised that, in connection with establishing their initial hedge positions with respect to the Bond Hedge and Warrants, the hedge counterparties and/or their affiliates would likely purchase shares of the Company’s common stock or enter into various derivative transactions with respect to the Company’s common stock concurrently with, or shortly after, the pricing of the Notes, including with certain investors in the Notes. These hedging activities could increase (or reduce the size of any decrease in) the market price of the Company’s common stock or the Notes.

In addition, we expect that many investors in, including future purchasers of, the Notes may employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

Further, investors in the Notes may periodically modify their arbitrage strategies with respect to the Notes or modify their hedge positions with respect to the Notes from time to time. The hedge counterparties and/or their respective affiliates also may periodically modify their hedge positions from time to time (and are likely to do so during the conversion period relating to any conversion of the Notes or following any repurchase of Notes by us on any fundamental repurchase date or otherwise). Such modifications may be implemented by entering into or unwinding various derivatives with respect to our common stock, and/or by purchasing or selling shares of our common stock or other securities of the Company in secondary market transactions and/or open market transactions. The effect, if any, of these transactions and activities on the market price of our common stock or the trading price of the Notes (which could affect a noteholder’s ability to convert the Notes or the amount and value of the consideration received upon conversion of the Notes) will depend in part on market conditions and cannot be ascertained at this time. Any of these activities, however, could adversely affect the market price of our common stock.

It is not possible to predict the effect that these hedging or arbitrage strategies adopted by holders of the Notes or counterparties to the Bond Hedge and Warrants will have on the market price of our common stock. For example, the SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any changes in government regulations or other factors that affect the manner in which third parties can engage in hedging strategies, including entering into short sales or swaps on our common stock, could adversely affect the trading price and the liquidity of the Notes and/or our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the counterparties to those transactions will engage in these transactions or activities or that these transactions and activities, once commenced, will not be discontinued without notice; the counterparties or their affiliates may choose to engage in, or discontinue engaging in, any of these transactions or activities with or without notice at any time, and their decisions will be in their sole discretion and not within our control.

In addition, prior to the Convertible Notes Financing, our common stock experienced significant price and volume fluctuations. We cannot predict whether the market price of our common stock will rise or fall. The market price of our common stock will be influenced by a number of factors, including general market conditions, variations in our operating results, earnings per share, cash flows, deferred revenue, other financial and non-financial metrics and other factors described in greater detail elsewhere in this section, many of which are beyond our control.

We are subject to risk with respect to the Bond Hedge and Warrants.

Taken together, the Bond Hedge and Warrants are expected, but not guaranteed, to reduce the potential dilution that could occur upon delivery of shares of common stock to satisfy to the Company’s conversion obligation under the Notes, with the intent that the Company’s stockholders would not experience dilution until the Notes reach a conversion price of approximately $171.98 per share, the strike price of the warrant transactions, which represents a 100% premium over the closing price of the Company’s common stock at the time the Company entered into the Convertible Notes Financing. However, these transactions are complex, and there can be no assurance that they will operate as planned.

For example, the hedge counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these hedge counterparties may default under the Bond Hedge. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. If one or more of the hedge counterparties to one or more of our Bond Hedges becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in the volatility of our stock. In addition, upon a default by one of the hedge counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.

The terms of the Bond Hedge and Warrants may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The Bond Hedge and Warrants may not operate as the Company had originally intended in the event that the Company is required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the Bond Hedge or Warrants.

In the event that the price of the Company’s common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share.

The claims of holders of the Notes are structurally subordinated to claims of creditors of our subsidiaries; our ability to repay our debt, including the Notes, depends on the performance of our subsidiaries and their ability to make distributions to us.

The Notes are our obligations exclusively. Our subsidiaries are separate and distinct legal entities and substantially all of our operations is conducted through our subsidiaries. None of our subsidiaries has guaranteed or otherwise become obligated with respect to the Notes. Our right to receive assets from one of our subsidiaries upon its liquidation or reorganization, and the right of holders of the Notes to participate in those assets, is structurally subordinated to any and all debt and other obligations that such subsidiary may incur (including trade payables). In the event of a bankruptcy, liquidation, dissolution, reorganization or of a similar proceeding with respect to any of our subsidiaries, we, as a common equity owner of such subsidiary, and, therefore, the holders of the Notes, rank behind such subsidiary’s creditors, including such subsidiary’s trade creditors. Even if we were a creditor of one of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us.

Our ability to service our indebtedness, including the Notes, may be substantially dependent on the earnings and the distribution of funds (whether by dividend, distribution or loan) from our subsidiaries. None of our subsidiaries is obligated to make funds available to us for payment on the Notes. We can provide no assurances that the agreements governing the existing and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on the Notes when due. In particular, the current credit agreement of our primary operating subsidiary, Restoration Hardware, Inc., restricts the ability of such subsidiary to make restricted payments to the holding company that would enable us to make payments with respect to the Notes unless certain minimum fixed charge coverage ratio or availability requirements are met and a default under the credit agreement would not otherwise occur as a result of the payment. This minimum fixed charge coverage ratio requirement entails a minimum 1.1:1 ratio of (a) earnings, minus capital expenditures, minus taxes, to (b) debt service payments, plus all dividends/distributions made to Restoration Hardware Holdings, Inc. or any other non-borrower/guarantor of the credit agreement, plus debt prepayments. Although Restoration Hardware, Inc. currently meets these requirements under the credit agreement for purposes of making restricted payments to us to fund our payments with respect to the Notes, there can be no assurance that it will continue to meet these requirements in the future. In addition, although we intend to amend the credit facility to, among other reasons, modify these restrictions, no assurance can be provided that we will enter into such an amended credit facility. In addition, any payment of dividends, distributions or loans to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include the amortization of the debt discount, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the Notes.

The settlement feature of the Notes may have adverse consequences.

The settlement feature of the Notes may:

•	result in holders receiving no shares upon conversion or fewer shares relative to the conversion value of the Notes;

•	reduce our liquidity;

•	delay holders’ receipt of the consideration due upon conversion; and

•	subject holders to the market risks of our shares before receiving any shares upon conversion.

Upon conversion of the Notes, investors in the Notes will, at our election, receive shares of our common stock, cash, or a combination of cash and shares of our common stock, based upon the volume weighted average prices of our common stock for each of the 45 trading days during the applicable cash settlement averaging period. This period means, for Notes with a conversion date occurring on or after the 50th scheduled trading day before the maturity date, the 45 consecutive trading-day period beginning on, and including, the 47th scheduled trading day prior to the maturity date (or, if such scheduled trading day is not a trading day, the immediately following trading day), and in all other instances, the 45 consecutive trading day period beginning on, and including, the third trading day immediately following the related conversion date. Accordingly, if the price of our common stock decreases during this period, the amount and/or value of consideration investors in the Notes receive will be adversely affected. Upon conversion of the Notes, we expect to settle the Notes with a combination of cash and shares of common stock with a minimum cash payment of $1,000 per Note. Furthermore, because we may settle all or a portion of our conversion obligation in cash, the conversion of Notes may significantly reduce our liquidity.

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including in connection with the conversion of the Notes, and thereby materially and adversely affect the market price of our common stock and the trading price of the Notes.

We are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock during the life of the Notes. If we issue additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock and, in turn, the trading price of the Notes. In addition, the conversion of some or all of the Notes may dilute the ownership interests of existing holders of our common stock, and any sales in the public market of any shares of our common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock.

Holders may not be able to convert their Notes prior to March 15, 2019, and the trading price of the Notes could be less than the value of the amount of cash and the number of shares of our common stock, if any, into which such Notes could otherwise be converted.

Prior to March 15, 2019, a holder may convert a note only if one or more specified conditions is met. If such conditions are not met, holders will not be able to convert their Notes until March 15, 2019 and may not be able to receive the amount of cash and the value of the number of shares of our common stock, if any, into which the Notes would otherwise be convertible at such time. In addition, for these and other reasons, the trading price of the Notes could be substantially less than the value of the amount of cash and the number of shares of our common stock, if any, into which the Notes would otherwise be convertible.

We may not have the ability to raise the funds necessary to pay the amount of cash due upon conversion of the Notes or the fundamental change purchase price due when a holder submits its Notes for purchase upon the occurrence of a fundamental change.

Upon the occurrence of a fundamental change, holders may require us to purchase, for cash, all or a portion of their Notes. In addition, if a holder converts its Notes, we will generally pay such holder an amount of cash before delivering to such holder any shares of our common stock.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price if holders submit their Notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash due if holders surrender their Notes for conversion. In addition, agreements governing any debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the Notes or to pay cash upon the conversion of the Notes may be limited by law or regulatory authority. In addition, if we fail to purchase the Notes, to pay special interest, if any, due on the Notes, or to pay the amount of cash due upon conversion, we will be in default under the indenture, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the Notes or to pay the amount of cash due upon conversion.

The fundamental change provisions of the Notes and the terms of the Bond Hedge and Warrants may delay or hinder an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights allow holders of Notes to require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change. The provisions of the indenture governing the Notes requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change, including certain corporate transactions such as a change in control, may result in a change in the value of the Notes. Additionally, upon certain change of control transactions, the offsetting Bond Hedge and Warrants that we entered into at the time we issued the Notes may be exercised and/or terminated early. As a result of these provisions, we may be required to make payments to, or renegotiate terms with, holders of the Notes and/or the hedge counterparties.

These features of the Notes and the Bond Hedge and Warrants, including the financial implications of any renegotiation of the above-mentioned provisions, could have the effect of delaying or preventing a change of control, whether or not it is desired by, or beneficial to, our stockholders, and may result in the acquisition of us being on terms less favorable to our stockholders than it would otherwise be, or could require us to pay a portion of the consideration available in such a transaction to holders of the Notes or Warrants or the counterparties to the Bond Hedge.

Our management has broad discretion over the use of the proceeds to us from the Convertible Notes Financing and might not apply the proceeds of the Convertible Notes Financing in ways that yield significant returns.

Our management has broad discretion to use the net proceeds from the Convertible Notes Financing. Management used a portion of the net proceeds from the Convertible Notes Financing for the cost of the Bond Hedge, after such cost was offset by the proceeds of Warrants, and to repay a portion of the outstanding amount under the Restoration Hardware, Inc. revolving line of credit and term loan. The remaining proceeds are available to management to use for general corporate purposes, including to fund our real estate business initiative related to the development of our next generation Full Line Design Galleries. However, management has not allocated the remaining net proceeds for any specific purposes. Our management might not be able to yield a significant return, if any, on any investment of the remaining net proceeds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Common Stock during the Three Months Ended August 2, 2014

During the three months ended August 2, 2014, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
May 4, 2014 to May 31, 2014
Shares withheld from delivery (1)	448	$63.33
June 1, 2014 to July 5, 2014
Shares withheld from delivery (1)	15,363	87.13
July 6, 2014 to August 2, 2014
Stock repurchases (2)	10,588	84.28

Total	26,399	$85.58

(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Option Plan or the Company’s 2012 Stock Incentive Plan.
(2)	Reflects shares of common stock repurchased from former employees of the Company in connection with certain options and awards granted under the Company’s stock plans that contain repurchase rights. For additional information, refer to Note 11—Share Repurchases to our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

4.1	Indenture dated June 24, 2014, between Restoration Hardware Holdings, Inc. and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2019.	8-K	001-35720	June 24, 2014	4.1

10.1	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.1

10.2	Form of Base Warrant Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.2

10.3	Form of Additional Convertible Bond Hedge Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.3

10.4	Form of Additional Warrant Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.4

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Hardware Holdings, Inc.

Date: September 11, 2014	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2014	By:	/s/ Karen Boone
Karen Boone
Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)