Form 10-Q
period 2014-11-01
Restoration Hardware Holdings Inc
filed 2014-12-11
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

or

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

As of December 5, 2014, 39,577,121 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) as of November 1, 2014, and February 1, 2014	2
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended November 1, 2014, and November 2, 2013	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended November 1, 2014, and November 2, 2013	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended November 1, 2014, and November 2, 2013	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
Signatures		30

PART I

Item 1.	Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	November 1, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$157,127	$13,389
Accounts receivable—net	27,646	22,028
Merchandise inventories	610,497	453,845
Current deferred tax assets	21,400	21,400
Prepaid expense and other current assets	101,592	103,153

Total current assets	918,262	613,815

Property and equipment—net	331,988	214,909
Goodwill	124,592	122,424
Trademarks and domain names	47,833	47,410
Other intangible assets—net	858	1,298
Non-current deferred tax assets	17,702	16,980
Other assets	11,088	8,267

Total assets	$1,452,323	$1,025,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$262,381	$206,778
Deferred revenue and customer deposits	69,927	53,595
Current deferred tax liabilities	144	145
Other current liabilities	44,551	56,930

Total current liabilities	377,003	317,448

Convertible senior notes—net (Note 7)	281,014	—
Revolving line of credit	—	85,425
Deferred rent and lease incentives	39,406	37,727
Other non-current obligations	116,545	39,231

Total liabilities	813,968	479,831

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued and outstanding as of November 1, 2014 and February 1, 2014	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 39,523,759 shares issued and outstanding as of November 1, 2014 and 39,124,764 shares issued and outstanding as of February 1, 2014	4	4
Additional paid-in capital	645,914	584,641
Accumulated other comprehensive income	537	629
Retained earnings (accumulated deficit)	11,185	(37,292)
Treasury stock—at cost, 292,263 and 40,353 shares, respectively	(19,285)	(2,710)

Total stockholders’ equity	638,355	545,272

Total liabilities and stockholders’ equity	$1,452,323	$1,025,103

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net revenues	$484,675	$395,832	$1,284,695	$1,079,267
Cost of goods sold	304,302	255,032	812,064	697,364

Gross profit	180,373	140,800	472,631	381,903
Selling, general and administrative expenses	143,685	116,940	382,230	385,312

Income (loss) from operations	36,688	23,860	90,401	(3,409)
Interest expense	(5,210)	(2,165)	(11,612)	(4,196)

Income (loss) before income taxes	31,478	21,695	78,789	(7,605)
Income tax expense	12,049	12,146	30,312	842

Net income (loss)	$19,429	$9,549	$48,477	$(8,447)

Weighted-average shares used in computing basic net income (loss) per share	39,507,272	38,888,208	39,260,458	38,558,952
Basic net income (loss) per share	$0.49	$0.25	$1.23	$(0.22)
Weighted-average shares used in computing diluted net income (loss) per share	41,392,831	41,053,211	40,954,249	38,558,952
Diluted net income (loss) per share	$0.47	$0.23	$1.18	$(0.22)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income (loss)	$19,429	$9,549	$48,477	$(8,447)
Foreign currency translation adjustment—net of tax	(167)	(203)	(92)	(276)

Total comprehensive income (loss)	$19,262	$9,346	$48,385	$(8,723)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$48,477	$(8,447)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,995	19,959
Amortization of debt discount	4,754	—
Excess tax benefit from exercise of stock options	(7,937)	(1,440)
Stock-based compensation expense	11,660	65,847
Deferred income taxes	309	(12,872)
Amortization of deferred financing fees and debt issuance costs	794	897
Change in assets and liabilities:
Accounts receivable	(5,626)	(5,003)
Merchandise inventories	(156,660)	(94,980)
Prepaid expense and other assets	4,396	(11,973)
Accounts payable and accrued expenses	44,818	48,258
Deferred revenue and customer deposits	16,332	9,607
Other current liabilities	(10,808)	18,323
Deferred rent and lease incentives	2,203	3,476
Other non-current obligations	(465)	(1,197)

Net cash provided by (used in) operating activities	(22,758)	30,455

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(69,690)	(57,622)
Purchase of trademarks and domain names	(423)	—

Net cash used in investing activities	(70,113)	(57,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	749,945	1,190,178
Gross repayments under revolving line of credit	(835,370)	(1,164,434)
Proceeds from issuance of convertible senior notes	350,000	—
Proceeds from issuance of warrants	40,390	—
Purchase of convertible note hedges	(73,325)	—
Convertible debt issuance costs	(5,385)	—
Payments on capital leases	(1,655)	(1,418)
Proceeds from the exercise of stock options	6,220	1,436
Excess tax benefit from the exercise of stock options	7,937	1,440
Tax withholdings related to the issuance of stock-based awards	(2,115)	(178)

Net cash provided by financing activities	236,642	27,024

Effects of foreign currency exchange rate translation	(33)	(14)

Net increase (decrease) in cash and cash equivalents	143,738	(157)
Cash and cash equivalents
Beginning of period	13,389	8,354

End of period	$157,127	$8,197

Non-cash transactions:
Property and equipment acquired under capital lease	$6,836	$—
Property and equipment acquired under build-to-suit lease transactions	54,181	24,734
Property and equipment additions in accounts payable and accrued expenses at period end	18,405	15,667
Issuance of non-current notes payable related to share repurchases from former employees	16,575	2,524

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. These products are sold through the Company’s stores, catalogs and websites. As of November 1, 2014, the Company operated a total of 68 retail stores and 18 outlet stores in 29 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments necessary to fairly state the Company’s financial position as of November 1, 2014, and the results of operations for the three and nine months ended November 1, 2014 and November 2, 2013, and changes of cash flow for the nine months ended November 1, 2014 and November 2, 2013. The Company’s current fiscal year ends on January 31, 2015 (“fiscal 2014”).

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

The results of operations for the three and nine months ended November 1, 2014 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

Credit Agreement

On November 24, 2014, Restoration Hardware, Inc. and its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a Tenth Amended and Restated Credit Agreement, dated as of November 24, 2014, among Restoration Hardware, Inc. and Restoration Hardware Canada, Inc., as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent. This agreement amended and restated the Ninth Amended and Restated Credit Agreement dated as of August 3, 2011, as amended. Refer to Note 8—Line of Credit.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Leases

The Financial Accounting Standards Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued an Accounting Standards Update (Revised), Leases (Topic 842) (the “Exposure Draft”), which would replace the existing guidance in ASC 840—Leases (“ASC 840”). Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. The comment period for the Exposure Draft ended on September 13, 2013. If and when effective, this Exposure Draft will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting standards will have on its consolidated financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an Accounting Standards Update 2013-11—Income Taxes (Topic 740), which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2014 and adoption did not have a material impact on its consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in prior guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017). The Company does not currently believe the guidance will have a material impact on its consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	November 1, 2014	February 1, 2014
Capitalized catalog costs	$61,767	$49,274
Vendor deposits	23,259	36,694
Prepaid expense and other current assets	16,566	17,185

Total prepaid expense and other current assets	$101,592	$103,153

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of November 1, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization:
Fair value of leases (1)
Fair market write-up	$5,748	$(4,953)	$43	$838
Fair market write-down (2)	(1,467)	1,084	—	(383)
Customer relationships (3)	80	(60)	—	20

Total intangible assets subject to amortization	4,361	(3,929)	43	475
Intangible assets not subject to amortization:
Goodwill	124,461	—	131	124,592
Trademarks and domain names	47,833	—	—	47,833

Total intangible assets	$176,655	$(3,929)	$174	$172,900

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.
(3)	Customer relationships are amortized over a one-year period.

The following sets forth the goodwill and intangible assets as of February 1, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization:
Fair value of leases (1)
Fair market write-up	$10,443	$(9,187)	$42	$1,298
Fair market write-down (2)	(2,591)	2,072	—	(519)

Total intangible assets subject to amortization	7,852	(7,115)	42	779
Intangible assets not subject to amortization:
Goodwill	122,285	—	139	122,424
Trademarks and domain names	47,410	—	—	47,410

Total intangible assets	$177,547	$(7,115)	$181	$170,613

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	November 1, 2014	February 1, 2014
Accounts payable	$149,445	$116,306
Accrued compensation	32,538	29,498
Accrued freight and duty	19,670	21,309
Accrued sales taxes	17,375	13,995
Accrued legal settlements	14,873	6,970
Accrued occupancy	11,504	6,306
Accrued catalog costs	9,163	7,663
Accrued professional fees	3,220	3,119
Other accrued expenses	4,593	1,612

Total accounts payable and accrued expenses	$262,381	$206,778

Accounts payable included negative cash balances due to outstanding checks of $9.7 million and $25.5 million as of November 1, 2014 and February 1, 2014, respectively.

Other current liabilities consist of the following (in thousands):

	November 1, 2014	February 1, 2014
Unredeemed gift card and merchandise credit liability	$21,773	$18,830
Federal, state and foreign tax payable	11,357	22,254
Allowance for sales returns	10,488	12,142
Capital lease obligation—current	333	1,807
Other liabilities	600	1,897

Total other current liabilities	$44,551	$56,930

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	November 1, 2014	February 1, 2014
Financing obligations under build-to-suit lease transactions	$87,346	$33,165
Non-current notes payable for share repurchases	19,285	2,710
Non-current capital lease obligations	7,557	389
Unrecognized tax benefits	1,235	1,739
Other non-current obligations	1,122	1,228

Total other non-current obligations	$116,545	$39,231

Interest expense related to financing obligations under build-to-suit lease transactions was $1.6 million and $0.5 million for the three months ended November 1, 2014 and November 2, 2013, respectively. Interest expense related to financing obligations under build-to-suit lease transactions was $3.8 million and $0.7 million for the nine months ended November 1, 2014 and November 2, 2013, respectively.

Interest expense related to the notes payable for share repurchases was $0.2 million and $30,000 for the three months ended November 1, 2014 and November 2, 2013, respectively. Interest expense related to the notes payable for share repurchases was $0.6 million and $30,000 for the nine months ended November 1, 2014 and November 2, 2013, respectively.

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

Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets. During the three and nine months ended November 1, 2014, the Company recorded $0.2 million and $0.3 million, respectively, related to the amortization of debt issuance costs.

The Notes consist of the following components as of November 1, 2014 (in thousands):

Liability component
Principal	$350,000
Less: Debt discount	(65,728)

Net carrying amount	$284,272

Equity component (1)	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.2 million and $4.8 million for the amortization of the debt discount related to the Notes for the three and nine months ended November 1, 2014, respectively.

The fair value of the Notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the debt instruments (carrying value excludes the equity component of the Notes classified in stockholders’ equity) were as follows as of November 1, 2014 (in thousands):

	Fair Value	Carrying Value
Convertible senior notes	$270,254	$284,272

Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 3.0 million shares of its common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of the Company’s common stock at a price of $171.98 per share. The Company received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax assets are included in non-current deferred tax assets on the condensed consolidated balance sheets.

NOTE 8—LINE OF CREDIT

On June 27, 2014, in connection with the issuance of the convertible senior notes, the Company paid $154.8 million to settle all outstanding loan amounts under the revolving line of credit, including principal and interest. As of November 1, 2014, the Company did not have any amounts outstanding under the revolving line of credit. As of November 1, 2014, the Company had $381.9 million undrawn borrowing availability under the revolving line of credit. As of November 1, 2014 and February 1, 2014, the Company had $18.1 million and $18.9 million in outstanding letters of credit, respectively.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of November 1, 2014, the Company was in compliance with all covenants contained in the credit agreement.

On November 24, 2014, the Company amended its existing revolving line of credit by entering into an amended and restated credit agreement with the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent. The amended and restated credit agreement increased the existing revolving line of credit by $182.5 million, while eliminating the $15.0 million term loan facility under the existing revolving line of credit. Under the amended and restated credit agreement, the Company has the option to increase the amount of the revolving line of credit by up to an additional $200.0 million, subject to satisfaction of certain customary conditions at the time of such increase. The amended and restated credit agreement has a maturity date of November 24, 2019.

The availability of credit at any given time under the amended and restated credit agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, the actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). All obligations under the amended and restated credit agreement are secured by substantially all of the Company’s assets, including accounts receivable, inventory, intangible assets, property, equipment, goods and fixtures.

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case. The amended and restated credit agreement contains various restrictive covenants, including, among others, limitations on the ability to grant liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then the Company is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio is approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the amended and restated credit agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit to the Company is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

NOTE 9—INCOME TAXES

The effective tax rate was 38.28% and 55.99% for the three months ended November 1, 2014, and November 2, 2013, respectively. The effective tax rate was 38.47% and a negative 11.07% for the nine months ended November 1, 2014, and November 2, 2013, respectively. The effective tax rate for the three and nine months ended November 1, 2014 included the reversal of a Canadian income tax contingency due to the lapse in the statute of limitations. The effective tax rate for the three months ended November 2, 2013 was significantly impacted by non-deductible stock-based compensation and other non-deductible expenses. The effective tax rate for the nine months ended November 2, 2013 was significantly impacted by the Company reporting a loss before income taxes, non-deductible stock-based compensation and other non-deductible expenses.

As of November 1, 2014, the Company has a valuation allowance of $0.2 million against deferred tax assets for its Shanghai operations.

As of November 1, 2014 and February 1, 2014, $1.1 million and $1.4 million, respectively, of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of November 1, 2014, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax assets were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company had interest accruals of $0.2 million and $0.3 million associated with exposures as of November 1, 2014 and February 1, 2014, respectively.

NOTE 10—EARNINGS PER SHARE

The weighted-average shares used for earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Weighted-average shares—basic	39,507,272	38,888,208	39,260,458	38,558,952
Effect of dilutive stock-based awards	1,885,559	2,165,003	1,693,791	—

Weighted-average shares—diluted	41,392,831	41,053,211	40,954,249	38,558,952

For the nine months ended November 2, 2013, basic and diluted shares were equal as the Company was in a loss position.

The following number of options and restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Options	1,310,664	1,294,006	2,110,191	9,410,530
Restricted stock units	2,901	37,662	14,549	273,283

Total anti-dilutive stock-based awards	1,313,565	1,331,668	2,124,740	9,683,813

NOTE 11—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company.

During the three months ended November 1, 2014, no shares were repurchased. During the nine months ended November 1, 2014, the Company repurchased 251,910 shares of common stock from former employees pursuant to such repurchase right for fair value at a purchase price of $16.6 million. The repurchases were settled with the issuance of promissory notes bearing interest at a weighted-average rate of approximately 5%, paid annually, with principal due generally at the end of an 8-year term.

During the three and nine months ended November 2, 2013, the Company repurchased 37,883 shares of common stock from former employees pursuant to such repurchase right for fair value at a purchase price of $2.5 million. The repurchases were settled with the issuance of promissory notes bearing interest at 5%, paid annually, with principal due at the end of a 10-year term.

As of November 1, 2014 and February 1, 2014, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.3 million and $2.7 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets. During the three and nine months ended November 1, 2014 and November 2, 2013, the Company recorded interest expense on the outstanding notes. Refer to Note 6—Other Non-Current Obligations.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $5.0 million and $1.5 million in the three months ended November 1, 2014 and November 2, 2013, respectively. The Company recorded stock-based compensation expense of $11.7 million and $65.8 million in the nine months ended November 1, 2014 and November 2, 2013, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Option Plan and 2012 Stock Incentive Plan

As of November 1, 2014, 7,062,447 options were outstanding with a weighted-average exercise price of $50.00 per share and 5,503,122 options were vested with a weighted-average exercise price of $46.99 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of November 1, 2014 was $214.3 million, $211.3 million, and $183.4 million, respectively. Stock options exercisable as of November 1, 2014 had a weighted-average remaining contractual life of 8.14 years. As of November 1, 2014, the total unrecognized compensation expense related to unvested options was $29.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.19 years.

As of November 1, 2014, the Company had 740,740 restricted stock and restricted stock unit awards outstanding with a weighted-average grant date fair value of $63.54 per share. During the three months ended November 1, 2014, 25,200 restricted stock and restricted stock unit awards with a weighted-average grant date fair value of $74.60 per share vested. During the nine months ended November 1, 2014, 66,228 restricted stock and restricted stock unit awards with a weighted-average grant date fair value of $65.79 per share vested. As of November 1, 2014, there was $36.1 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 3.98 years.

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

During fiscal year 2012, 1,191,091 shares of the 1,331,548 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units had vested in accordance with the performance objectives as described above. During the nine months ended November 2, 2013, the remaining unvested 140,457 shares of the 1,331,548 shares received by Mr. Alberini and Mr. Friedman had vested in accordance with the performance objectives as described above. The Company recorded a non-cash compensation charge of $3.4 million related to these awards in the nine months ended November 2, 2013, which is included in the total stock-based compensation amount above. All shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units have vested in accordance with the performance objectives. No additional compensation expense will be recorded in future periods related to these awards.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no material off balance sheet commitments as of November 1, 2014.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of November 1, 2014, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its condensed consolidated financial statements.

In the nine months ended November 1, 2014, material developments occurred in an ongoing legal proceeding involving the Company. On October 21, 2008, Mike Hernandez, individually and on behalf of others similarly situated, filed a class action in the Superior Court of the State of California for the County of San Diego against Restoration Hardware, Inc. alleging principally that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. On May 23, 2014, in response to a directive from the Court, the parties filed a joint statement as to the parties’ agreed-upon claims process for the class members as well as to other matters related to this proceeding. As a result of these developments, the Company recorded a $9.5 million charge related to this matter during the nine months ended November 1, 2014. On

September 5, 2014, the Court granted plaintiffs’ motion for attorneys’ fees, costs, and awards, and awarded $9.5 million in fees and costs to plaintiffs’ attorneys. The Court entered judgment on September 29, 2014 and, on November 21, 2014, a class member filed a notice of appeal from the judgment.

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

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Furniture	$274,611	$232,898	$730,199	$626,712
Non-furniture	210,064	162,934	554,496	452,555

Total net revenues	$484,675	$395,832	$1,284,695	$1,079,267

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three or nine months ended November 1, 2014 or November 2, 2013.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“2013 Form 10-K”) and in Part II of our Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (the “Second Quarter Form 10-Q”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2013 Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary factors contained in this quarterly report, our Second Quarter Form 10-Q and 2013 Form 10-K. You should evaluate all forward-looking statements made in this quarterly report in the context of these cautionary factors.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs and websites. We position our stores as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. As of November 1, 2014, we operated 59 Galleries, 6 Full Line Design Galleries and 3 Baby & Child Galleries, as well as 18 outlet stores throughout the United States and Canada.

We are experiencing rapid growth and undertaking a large number of new business initiatives. For example, we have developed and continue to refine and enhance our Full Line Design Gallery format which involves larger store square footage. We plan to continue to open Full Line Design Galleries in select major metropolitan markets and we expect to close a number of our older stores and replace them with the Full Line Design Gallery format. We also continue to add new product categories and to expand product assortments. In addition, we are continuing a number of new initiatives in other areas of our business, including product sourcing and distribution and management information systems. Further, our Source Book strategy continues to evolve.

As a result of the number of current business initiatives we are pursuing, we have experienced in the past and may experience in the future significant period-to-period variability in our financial performance and results of operations. In response to some of our new business initiatives, we have recently experienced substantial increases in revenue and strong improvements in financial performance on a quarter by quarter comparison basis. The rate of growth in our revenue and the extent of improvements in our financial performance have changed from quarter to quarter based upon a range of business factors. We expect fluctuations in our rate of revenue growth and in our financial performance will continue in future periods as we continue to pursue a large number of new business initiatives. In addition, we anticipate that our revenue, adjusted net income and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

Basis of Presentation and Results of Operations

The following table sets forth our statements of operations and other financial and operating data:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(dollars in thousands, excluding per square foot store data)
Statements of Operations:
Net revenues	$484,675	$395,832	$1,284,695	$1,079,267
Cost of goods sold	304,302	255,032	812,064	697,364

Gross profit	180,373	140,800	472,631	381,903
Selling, general and administrative expenses	143,685	116,940	382,230	385,312

Income (loss) from operations	36,688	23,860	90,401	(3,409)
Interest expense	(5,210)	(2,165)	(11,612)	(4,196)

Income (loss) before income taxes	31,478	21,695	78,789	(7,605)
Income tax expense	12,049	12,146	30,312	842

Net income (loss)	$19,429	$9,549	$48,477	$(8,447)

Other Financial and Operating Data:
Growth in net revenues:
Stores (1)	15%	33%	14%	33%
Direct	31%	47%	25%	39%
Total	22%	39%	19%	36%
Comparable brand revenue growth (2)	22%	38%	18%	35%
Retail (3):
Retail stores open at beginning of period	68	70	70	71
Stores opened	1	—	2	2
Stores closed	1	—	4	3
Retail stores open at end of period	68	70	68	70
Retail sales per leased selling square foot (4)	$372	$364	$1,025	$1,002
Total leased square footage at end of period (in thousands)	821	796	821	796
Total leased selling square footage at end of period (in thousands) (5)	575	521	575	521
Average leased square footage (in thousands) (6)	815	796	804	792
Average leased selling square footage (in thousands) (6)	569	521	559	517
Direct as a percentage of net revenues (7)	50%	46%	49%	47%
Capital expenditures	$30,890	$27,005	$69,690	$57,622
Adjusted net income (8)	$20,287	$13,017	$55,139	$35,067

(1)	Store data represents retail stores plus outlet stores.
(2)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.
(3)	Retail data has been calculated based upon retail stores, which includes our Baby & Child Galleries and excludes outlet stores.
(4)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average leased selling square footage for the period.
(5)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters. Leased selling square footage excludes exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,500 square feet related to one owned store location.
(6)	Average square footage (leased or leased selling, as applicable) is calculated for each quarter by taking the total applicable square footage at the beginning of the quarter plus the total applicable square footage at the end of the quarter and dividing by two. Average square footage for periods of nine months is calculated by averaging the average square footage for the quarters within such periods.
(7)	Direct revenues include sales through our catalogs and websites.

(8)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income (loss)	$19,429	$9,549	$48,477	$(8,447)
Adjustments pre-tax:
Legal claim (a)	—	—	9,200	—
Amortization of debt discount (b)	2,333	—	3,909	—
Non-cash compensation (c)	—	—	—	63,155
Follow-on offering fees (d)	—	—	—	2,895

Subtotal adjusted items	2,333	—	13,109	66,050
Impact of income tax items (e)	(1,475)	3,468	(6,447)	(22,536)

Adjusted net income	$20,287	$13,017	$55,139	$35,067

(a)	Represents charges incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. For additional information, refer to Note 13—Commitments and Contingencies in our condensed consolidated financial statements.
(b)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the issuance of the $350 million principal amount of convertible senior notes that were issued in June 2014 (the “Notes”), we separated the Notes into liability (debt) and equity (conversion option) components and we will amortize as debt discount an amount equal to the fair value of the equity component as interest expense on the Notes over the term of the Notes. The equity component represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. Amounts are presented net of interest capitalized for capital projects of $0.9 million during both the three and nine months ended November 1, 2014.
(c)	Represents a non-cash compensation charge related to the performance-based vesting of certain shares granted in November 2012 to Gary Friedman, our Chairman and Chief Executive Officer, as well as the one-time, fully vested option granted to Mr. Friedman in July 2013.
(d)	Represents legal and other professional fees incurred in connection with our May 2013 and July 2013 follow-on offerings.
(e)	Assumes a normalized tax rate of 40% for all periods presented.

The following table sets forth our consolidated statements of operations as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Statements of Operations:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.8	64.4	63.2	64.6

Gross profit	37.2	35.6	36.8	35.4
Selling, general and administrative expenses	29.6	29.5	29.8	35.7

Income (loss) from operations	7.6	6.1	7.0	(0.3)
Interest expense	(1.1)	(0.6)	(0.9)	(0.4)

Income (loss) before income taxes	6.5	5.5	6.1	(0.7)
Income tax expense	2.5	3.1	2.4	0.1

Net income (loss)	4.0%	2.4%	3.7%	(0.8)%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our Stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our Direct net revenues, which include sales through our catalogs and websites (in thousands).

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stores	$243,437	$211,950	$655,262	$575,572
Direct	241,238	183,882	629,433	503,695

Net revenues	$484,675	$395,832	$1,284,695	$1,079,267

Three Months Ended November 1, 2014 Compared to Three Months Ended November 2, 2013

Net revenues

Net revenues increased $88.9 million, or 22.4%, to $484.7 million in the three months ended November 1, 2014 compared to $395.8 million in the three months ended November 2, 2013. We had 68 and 70 retail stores open at November 1, 2014 and November 2, 2013, respectively. Stores sales increased $31.5 million, or 14.9%, to $243.4 million in the three months ended November 1, 2014 compared to $212.0 million in the three months ended November 2, 2013. Direct sales increased $57.4 million, or 31.2%, to $241.2 million in the three months ended November 1, 2014 compared to $183.9 million in the three months ended November 2, 2013. We believe that the increase in comparable brand revenue was due primarily to a favorable reaction to our merchandise assortment, including the expansion of existing product categories and the introduction of new product categories, demonstrating the power of our multi-channel business model and continued market share gain. Comparable brand revenue growth was 22% for the three months ended November 1, 2014 compared to 38% for the three months ended November 2, 2013. We believe that factors impacting the year-over-year comparability of our comparable brand revenue growth include strong customer response to the mailing of our Spring 2013 large format Source Books, the later introduction of the new 2014 products in our Galleries and mailing and delivery of our 2014 Source Books, and our pricing and promotional strategy in fiscal 2014.

Gross profit

Gross profit increased $39.6 million, or 28.1%, to $180.4 million in the three months ended November 1, 2014 from $140.8 million in the three months ended November 2, 2013. As a percentage of net revenues, gross margin increased 1.6% to 37.2% of net revenues in the three months ended November 1, 2014 from 35.6% of net revenues in the three months ended November 2, 2013.

The increase in gross margin was primarily driven by improvements in our shipping costs, leverage of our fixed retail occupancy costs and higher merchandise margins in our core business due in part to pricing increases across many product categories, partially offset by higher outlet sales.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $26.7 million, or 22.9%, to $143.7 million in the three months ended November 1, 2014 compared to $116.9 million in the three months ended November 2, 2013.

The increase in selling, general and administrative expenses was primarily related to advertising and marketing costs associated with the increase in the page count of our 2014 Source Books and an increase in employment costs due to company growth.

Selling, general and administrative expenses were 29.6% and 29.5% of net revenues for the three months ended November 1, 2014 and November 2, 2013, respectively. The increase in selling, general and administrative expenses as a percentage of revenues was primarily driven by advertising and marketing costs associated with the significant increase in the page count of our 2014 Source Books. The increase in selling, general and administrative expenses as a percentage of net revenues was partially offset by employment costs, travel and entertainment expenses and other corporate expenses, all of which increased at a lower rate than our growth in net revenues.

Interest expense

Interest expense was $5.2 million in the three months ended November 1, 2014 and consisted of $3.2 million non-cash amortization of the convertible senior notes debt discount, interest of $1.6 million related to accounting for build-to-suit lease transactions under ASC 840, interest incurred under our revolving line of credit of $0.5 million, which represents standby and letter of credit interest, amortization of debt issuance costs and deferred financing fees of $0.3 million, interest of $0.2 million for notes payable for share repurchases and interest related to capital lease agreements of $0.2 million. In addition, we capitalized interest expense of $0.8 million for capital projects during the three months ended November 1, 2014.

Interest expense was $2.2 million in the three months ended November 2, 2013 and consisted of interest incurred under our revolving line of credit of $1.5 million, which includes standby and letter of credit interest, interest of $0.5 million related to accounting for build-to-suit lease transactions under ASC 840 and amortization of deferred financing fees of $0.2 million.

Income tax expense

Income tax expense was $12.0 million in the three months ended November 1, 2014 compared to $12.1 million in the three months ended November 2, 2013. Our effective tax rate was 38.28% in the three months ended November 1, 2014 compared to

55.99% in the three months ended November 2, 2013. The effective tax rate for the three months ended November 1, 2014 included the reversal of a Canadian income tax contingency due to the lapse in the statute of limitations. The effective tax rate for the three months ended November 2, 2013 was significantly impacted by non-deductible stock-based compensation and other non-deductible expenses.

Nine Months Ended November 1, 2014 Compared to Nine Months Ended November 2, 2013

Net revenues

Net revenues increased $205.4 million, or 19.0%, to $1.3 billion in the nine months ended November 1, 2014 compared to $1.1 billion in the nine months ended November 2, 2013. We had 68 and 70 retail stores open at November 1, 2014 and November 2, 2013, respectively. Stores sales increased $79.7 million, or 13.9%, to $655.3 million in the nine months ended November 1, 2014 compared to $575.6 million in the nine months ended November 2, 2013. Direct sales increased $125.7 million, or 25.0%, to $629.4 million in the nine months ended November 1, 2014 compared to $503.7 million in the nine months ended November 2, 2013. We believe that the increase in comparable brand revenue was due primarily to a favorable reaction to our merchandise assortment, including the expansion of existing product categories and the introduction of new product categories, demonstrating the power of our multi-channel business model and continued market share gain. Comparable brand revenue growth was 18% for the nine months ended November 1, 2014 compared to 35% for the nine months ended November 2, 2013. We believe that factors impacting the year-over-year comparability of our comparable brand revenue growth include strong customer response to the mailing of our Spring 2013 large format Source Books, the later introduction of the new 2014 products in our Galleries and mailing and delivery of our 2014 Source Books, and our pricing and promotional strategy in fiscal 2014.

Gross profit

Gross profit increased $90.7 million, or 23.8%, to $472.6 million in the nine months ended November 1, 2014 from $381.9 million in the nine months ended November 2, 2013. As a percentage of net revenues, gross margin increased 1.4% to 36.8% of net revenues in the nine months ended November 1, 2014 from 35.4% of net revenues in the nine months ended November 2, 2013.

The increase in gross margin was primarily driven by higher merchandise margins in our core business, improvements in our shipping costs, and leverage of our fixed retail occupancy costs. These increases were partially offset by higher outlet sales, an increase in inventory related charges and deleverage in our supply chain occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $3.1 million, or 0.8%, to $382.2 million in the nine months ended November 1, 2014 compared to $385.3 million in the nine months ended November 2, 2013.

Selling, general and administrative expenses for the nine months ended November 1, 2014 included a $9.2 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 13—Commitments and Contingencies in our condensed consolidated financial statements.

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

The increase in selling, general and administrative expenses, excluding the charge incurred in connection with a legal claim and the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs due to company growth, advertising and marketing costs associated with the increase in the page count of our 2014 Source Books and an increase in corporate occupancy costs associated with our corporate office expansion and upgrade of our information technology systems.

Selling, general and administrative expenses were 29.0% and 29.6% of net revenues for the nine months ended November 1, 2014 and November 2, 2013, respectively, excluding the charge incurred in connection with a legal claim and the one-time and non-cash compensations items mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by travel and entertainment expenses, employment costs and Gallery preopening costs, all of which increased at a lower rate than our growth in net revenues. These decreases were partially offset by advertising and marketing costs associated with the significant increase in the page count of our 2014 Source Books.

Interest expense

Interest expense was $11.6 million in the nine months ended November 1, 2014 and consisted of interest of $4.8 million non-cash amortization of the convertible senior notes debt discount, $3.8 million related to accounting for build-to-suit lease transactions under ASC 840, interest incurred under our revolving line of credit of $2.8 million, which includes standby and letter of credit interest, amortization of debt issuance costs and deferred financing fees of $0.8 million, interest of $0.6 million for notes payable for share repurchases and interest related to capital lease agreements of $0.2 million. In addition, we capitalized interest expense of $1.4 million for capital projects during the nine months ended November 1, 2014.

Interest expense was $4.2 million in the nine months ended November 2, 2013 and consisted of interest incurred under our revolving line of credit of $3.5 million, which includes standby and letter of credit interest, amortization of deferred financing fees of $0.5 million, interest of $0.7 million related to accounting for build-to-suit lease transactions under ASC 840 and interest on capital leases of $0.2 million. In addition, we capitalized interest expense of $0.7 million for capital projects during the nine months ended November 2, 2013.

Income tax expense

Income tax expense was $30.3 million in the nine months ended November 1, 2014 compared to $0.8 million in the nine months ended November 2, 2013. Our effective tax rate was 38.47% in the nine months ended November 1, 2014 compared to a negative 11.07% in the nine months ended November 2, 2013. The effective tax rate for the nine months ended November 1, 2014 included the reversal of a Canadian income tax contingency due to the lapse in the statute of limitations. The effective tax rate for the nine months ended November 2, 2013 was significantly impacted by our reporting a net loss before income taxes, non-deductible stock-based compensation and other non-deductible expenses.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, payroll, Source Books and other catalogs, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable and other current liabilities. Our working capital varies as a result of increases in our inventory levels and costs related to our Source Books. We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes and borrowing availability under the revolving line of credit or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 – 24 months. Our investments in capital expenditures for fiscal 2014 are planned at approximately $115 million to $125 million, of which $69.7 million was spent during the nine months ended November 1, 2014. Our fiscal 2014 capital expenditures will primarily relate to our efforts to continue our growth and expansion, including construction of Full Line Design Galleries and infrastructure investments.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table (in thousands):

	Nine Months Ended
	November 1, 2014	November 2, 2013
Provided by (used in) operating activities	$(22,758)	$30,455
Used in investing activities	(70,113)	(57,622)
Provided by financing activities	236,642	27,024
Increase (decrease) in cash and cash equivalents	143,738	(157)
Cash and cash equivalents at end of period	157,127	8,197

Net Cash Provided By (Used In) Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For the nine months ended November 1, 2014, net cash used in operating activities was $22.8 million and consisted of an increase in working capital and other activities of $105.8 million, offset by net income of $48.5 million and non-cash items of $34.6 million. Working capital and other activities consisted primarily of increases in inventory of $156.7 million to support our revenue growth and decreases in other current liabilities of $10.8 million related to decreases in federal and state tax payables due to payments made during the period. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $44.8 million and increases in deferred revenue and customers deposits of $16.3 million due to the timing of shipments made at fiscal quarter end and increased special orders.

For the nine months ended November 2, 2013, net cash provided by operating activities was $30.5 million and consisted of non-cash items of $72.4 million offset by a net loss of $8.4 million and an increase in working capital and other activities of $33.5 million. Working capital and other activities consisted primarily of an increase in inventory of $95.0 million in anticipation of the 2013 Fall and Winter selling seasons and in order to improve our in-stock positions and reduce backorders, and an increase in prepaid expense of $10.1 million primarily due to increased catalog costs related to our Holiday 2013 and 2014 Source Books. These uses of cash from working capital components were partially offset by increases in accounts payable and accrued expenses of $48.3 million primarily due to timing of payments, increases in other liabilities primarily related to an increase in income tax payables, and increases in deferred revenue and customers deposits of $13.2 million due to the timing of shipments made at fiscal quarter end and increased special orders.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new store openings and improvements in supply chain and systems infrastructure.

For the nine months ended November 1, 2014, net cash used in investing activities was $70.1 million primarily as a result of investments in new stores, investment in information technology, and investment in supply chain and systems infrastructure.

For the nine months ended November 2, 2013, net cash used in investing activities was $57.6 million primarily as a result of investment in supply chain, investments in new stores and investment in systems infrastructure.

Net Cash Provided By Financing Activities

Financing activities consist primarily of net proceeds from the issuance of the convertible senior notes, borrowings and repayments related to the revolving line of credit, proceeds from the exercise of stock options and capital lease activity.

For the nine months ended November 1, 2014, net cash provided by financing activities was $236.6 million primarily due to the $350 million convertible senior notes issued in June 2014, which provided net proceeds of $311.7 million after taking into consideration the convertible note hedge and warrant transactions, as well as the debt issuance costs. Excess tax benefits from the exercise of stock options provided $7.9 million and net proceeds from the exercise of stock options provided $6.2 million. The cash provided by these financing activities was partially offset by net repayments on the revolving line of credit of $85.4 million, cash paid for employee taxes related to net settlement of equity awards of $2.1 million and payments on capital lease obligations of $1.7 million.

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

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The debt discount will be amortized to interest expense using an effective interest rate of 4.51% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the three and nine months ended November 1, 2014, we recorded $3.2 million and $4.8 million, respectively, of interest expense related to the amortization of the debt discount.

In accounting for the debt issuance costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the term of the Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity. During the three and nine months ended November 1, 2014, we recorded $0.2 million and $0.3 million, respectively, related to the amortization of debt issuance costs.

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

Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of $171.98 per share. We received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax assets are included in non-current deferred tax assets on the condensed consolidated balance sheets.

Revolving Line of Credit

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement (the “prior credit agreement”) with Bank of America, N.A., as administrative agent, and certain other lenders. On November 24, 2014, the existing credit agreement was amended and restated (the “amended and restated credit agreement”) to, among other things, increase the existing revolving line of credit by $182.5 million and eliminate the $15.0 million term loan facility under the existing credit agreement. Under the amended and restated credit agreement, the Company has the option to increase the amount of the revolving line of credit by up to an additional $200.0 million, subject to satisfaction of certain customary conditions at the time of such increase. The amended and restated credit agreement has a maturity date of November 24, 2019.

The availability of credit at any given time under the amended and restated credit agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, the actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). All obligations under the amended and restated credit agreement are secured by substantially all of Restoration Hardware, Inc.’s assets, including accounts receivable, inventory, intangible assets, property, equipment, goods and fixtures.

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or the BA Rate or the Canadian Prime Rate, as such terms are defined in the amended and restated credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case.

The amended and restated credit agreement contains various restrictive covenants, including, among others, limitations on the ability to grant liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size.

The prior credit agreement did not contain any significant financial or coverage ratio covenants unless the availability under the revolving line of credit was less than the greater of (i) $17.5 million and (ii) 10% of the lesser of (A) the aggregate maximum commitments under the revolving line of credit and (B) the domestic borrowing base. If the availability under the revolving line of credit under the prior credit agreement was less than the foregoing amount, then Restoration Hardware, Inc. was required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio was approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of November 1, 2014, Restoration Hardware, Inc. was in compliance with all covenants of the prior credit agreement, and if the availability under the prior credit agreement was less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence.

Similarly, the amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio is calculated in the same way as under the prior credit agreement.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

On June 27, 2014, we paid off the principal balance and related interest under the prior credit agreement of $154.8 million using proceeds from the issuance of the convertible senior notes. As of November 1, 2014, Restoration Hardware, Inc. had no amounts outstanding under the prior credit agreement. As of November 1, 2014, Restoration Hardware, Inc. had $381.9 million undrawn borrowing availability under the prior credit agreement and had $18.1 million in outstanding letters of credit.

Contractual Obligations

We enter into long-term contractual obligations and commitments, primarily debt and financing obligations and non-cancelable operating leases, in the normal course of business. As of November 1, 2014, our contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2014	2015–2016	2017–2018	Thereafter
Convertible senior notes	$350,000	$—	$—	$—	$350,000
Revolving line of credit (1)	—	—	—	—	—
Operating leases (2)	601,137	18,621	133,653	106,573	342,290
Other non-current obligations (3)	534,584	20,258	100,889	53,698	359,739
Capital lease obligations	17,610	405	2,325	2,202	12,678
Notes payable for share repurchases	19,285	—	—	—	19,285
Letters of credit	18,133	18,133	—	—	—

Total	$1,540,749	$57,417	$236,867	$162,473	$1,083,992

(1)	Under the amended and restated credit agreement, the revolving line of credit has a maturity date of November 24, 2019.
(2)	We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. Amounts above do not include estimated contingent rent due under operating leases of $4.1 million at November 1, 2014.
(3)	Other non-current obligations include estimated payments for rent and tenant improvements associated with build-to-suit lease transactions.

As of November 1, 2014, the liability of $1.1 million for unrecognized tax benefits associated with uncertain tax positions (refer to Note 9—Income Taxes in our condensed consolidated financial statements) has not been included in the contractual obligations table above because we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of November 1, 2014.

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

For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2013 Form 10-K. There have been no material changes to the critical accounting policies and estimates listed in the 2013 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Recent Accounting Pronouncements in the accompanying condensed consolidated financial statements for a description of recently proposed accounting standards that may impact our financial statements in future reporting periods.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At November 1, 2014, there were no amounts outstanding under the revolving line of credit. As of November 1, 2014, we had $381.9 million undrawn borrowing availability under the revolving line of credit and had $18.1 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the nine months ended November 1, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of November 1, 2014, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions was initially $171.98 per share. Refer to Note 7—Convertible Senior Notes in our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 1, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

For additional information, refer to Note 13—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“2013 Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (the “Second Quarter Form 10-Q”). There have been no material changes to the risk factors disclosed in our 2013 Form 10-K and our Second Quarter Form 10-Q.

The risks described in our 2013 Form 10-K and our Second Quarter Form 10-Q are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Common Stock during the Three Months Ended November 1, 2014

During the three months ended November 1, 2014, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
August 3, 2014 to August 30, 2014
No activity	—	$—
August 31, 2014 to October 4, 2014
Shares withheld from delivery (1)	10,497	77.05
October 5, 2014 to November 1, 2014
No activity	—	—

Total	10,497	$77.05

(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Option Plan or the Company’s 2012 Stock Incentive Plan.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Tenth Amended and Restated Credit Agreement dated as of November 24, 2014 among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	December 1, 2014	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Hardware Holdings, Inc.

Date: December 11, 2014	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 11, 2014	By:	/s/ Karen Boone
Karen Boone
Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)