Form 10-K
period 2015-01-31
Restoration Hardware Holdings Inc
filed 2015-03-27
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-35720

RESTORATION HARDWARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3052669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Koch Road, Suite K Corte Madera, CA	94925
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 924-1005

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	New York Stock Exchange, Inc.
(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2014, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $2,144,566,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 20, 2015, 39,892,540 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2015.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs and websites. As of January 31, 2015, we operated a total of 67 retail stores throughout the United States and Canada, consisting of 57 Legacy Galleries, 7 larger format Galleries and 3 Baby & Child Galleries, as well as 17 outlet stores.

We have achieved strong growth in sales and profitability, as illustrated by the following:

•

Net revenues increased 20% to $1.9 billion in fiscal 2014, on top of a 30% increase in fiscal 2013 and a 25% increase in fiscal 2012. This marks our fifth consecutive year of net revenue growth in excess of 20%.

•	The fourth quarter of fiscal 2014 marked our 20th consecutive quarter of double-digit net revenue growth.

•	Our net income increased to $91.0 million in fiscal 2014 from $18.2 million in fiscal 2013.

•	Our adjusted net income increased 41% to $97.6 million in fiscal 2014 from $69.1 million in fiscal 2013.

Growth Strategy

Key elements of our growth strategy are to:

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of larger format, next generation Galleries that are sized to the potential of each market and the size of our assortment. On average, our legacy retail stores display less than 10% of our current product assortment. Our next generation Galleries allow us to optimize our selling space by displaying a greater percentage of our merchandise assortment, as well as future product expansions and new businesses, in a highly differentiated retail setting. Based on our historical performance, when a product is presented on the selling floor, we experience an increase in sales for that product across all of our channels.

Based on recent trends and our plans for product assortment expansion and new businesses, we are generally targeting a range of 25,000 to 60,000 leased selling square feet for new locations. Landlords are currently offering us leases that accommodate these space requirements and that have favorable terms, which are typically available only to anchor tenants. Based on our analysis, we believe we have the opportunity to operate next generation Galleries in 60 to 70 locations in the United States and Canada.

Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by growing our merchandise assortment, introducing new products and categories, expanding our service offerings and exploring and testing new business opportunities complementary to our core business. We will continue to increase our brand awareness and customer loyalty through our circulation strategy, our digital marketing initiatives, and our advertising and public relations activities and events.

Increase Operating Margins. We have the opportunity to continue to improve our operating margins by leveraging our fixed occupancy, advertising and corporate general and administrative costs, as well as leveraging our scalable infrastructure. Key areas in which we believe we will increase operating margins include:

•

Occupancy Leverage—We believe that our real estate transformation will allow us to better leverage our fixed occupancy costs. Our next generation Galleries are expected to generate increased sales volumes in each market. These increased sales volumes, coupled with the favorable anchor tenant-type economics and lower rent per square foot as compared to our legacy retail galleries, will provide significant leverage of our retail occupancy costs. We also expect leverage in our supply chain occupancy as we optimize our inventory investments over time and further leverage our distribution center infrastructure.

•

Advertising Cost Leverage—We believe the physical expression and retail experience in our next generation Galleries serve as the best form of advertising for RH. Our next generation Galleries are expected to generate increased sales volumes in each market as compared to the legacy store in that market. As a result, the higher sales volumes achieved will leverage our fixed advertising expenditures in each market. We also continue to explore opportunities to further optimize our Source Book strategy and enhance our on-line marketing initiatives.

•

Improved Product Margin & Shipping Efficiencies—We believe we can obtain additional operating margin expansion from improved product margins and shipping efficiencies. We believe we have pricing power that should continue to improve as we continue to take market share in this highly fragmented luxury home furnishings market. As our newer categories and products gain scale, we also expect improved vendor pricing. In addition, we anticipate further efficiencies of in-sourcing our home delivery locations and opportunities to optimize our shipping model over time.

•

Other Selling, General and Administrative Expenses—We believe we still have significant opportunity to leverage our fixed corporate and other general and administrative expenses as we increase our sales.

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

Sales Channels

We distribute our products through a fully integrated sales platform comprised of our stores, catalogs and websites. We believe the level of integration among all of our channels and our approach to the market distinguishes us from most other retailers. For fiscal 2014, sales of products originating in our stores and from our direct business each represented 50% of our net revenues. We believe our channels complement each other and our customers’ buying decisions are influenced by their experiences across more than one of our sales channels. We encourage our customers to shop across our channels and have aligned our business and internal organization to be channel agnostic. Our integrated distribution and product delivery network serves all of our channels. We believe the key advantage of our multiple sales channels is our ability to leverage the unique attributes of each channel in our approach to the market.

Stores

Retail Stores

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

Our retail stores reinforce our luxury brand aesthetic and are highly differentiated from other home furnishings retailers. We have reconceptualized the customer experience by showcasing products in a sophisticated lifestyle setting that we believe is on par with world-class interior designers, consistent with the imagery and product presentation featured in our catalogs and on our websites. Products in our stores are presented in fully appointed rooms, emphasizing collections over individual pieces. This presentation encourages a higher average order value as customers are inspired to purchase a full collection of products to replicate the design aesthetic experienced in our stores. In addition, because less than 10% of our merchandise assortment is displayed in our legacy retail stores, our store associates use iPads and other devices to allow customers to shop our entire merchandise assortment while in the store.

We define leased selling square footage as retail space at our stores used to sell our products. Leased selling square footage excludes backrooms used for storage, office space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. We currently operate four distinct store types with the following leased selling square footage as of January 31, 2015: (1) our next generation Galleries; we opened our first next generation Gallery in Atlanta, GA in November 2014, which is approximately 46,000 leased selling square feet, (2) our initial larger format Galleries, formerly referred to as Full Line Design Galleries, which include our Galleries in Houston, Scottsdale, Boston, Indianapolis, Greenwich, and Los Angeles, which average approximately 18,500 leased selling square feet, (3) our Legacy Gallery format, which average approximately 7,800 leased selling square feet, and (3) our Baby & Child Gallery format, which average approximately 3,800 leased selling square feet. We continue to evaluate potential opportunities for stand-alone Baby & Child Galleries in key markets.

As of January 31, 2015, we operated a total of 67 retail stores throughout the United States and Canada, consisting of 57 Legacy Galleries, 7 larger format Galleries and 3 Baby & Child Galleries. The following list shows the number of retail stores in each U.S. state and each Canadian province where we operate as of January 31, 2015:

Location	Store	Location	Store	Location	Store
Alabama	1	Massachusetts	1	Tennessee	1
Arizona	1	Michigan	1	Texas	6
California	16	Minnesota	1	Utah	1
Colorado	1	Missouri	2	Virginia	2
Connecticut	2	New Jersey	2	Washington	1
Florida	4	New York	2	District of Columbia	1
Georgia	1	North Carolina	2	Alberta	2
Illinois	3	Ohio	3	British Columbia	1
Indiana	1	Oklahoma	1	Ontario	2
Louisiana	1	Oregon	1
Maryland	1	Pennsylvania	2

				Total	67

The table below highlights certain information regarding our retail stores opened and closed during the three years ended January 31, 2015.

	Fiscal Year
	2014	2013	2012
Stores open at beginning of period	70	71	74
Stores opened	3	2	5
Stores closed	6	3	8

Stores open at end of period	67	70	71

We continually analyze opportunities to selectively consolidate stores in connection with openings of our next generation Galleries or close stores which have been under-performing or are no longer consistent with our brand positioning. In many cases, we continue to operate a store until its lease has expired in order to effect the closure in a cost-efficient manner.

Outlet Stores

As of January 31, 2015, we operated 17 outlet stores in 12 states in the United States and in Canada. Our outlet stores are branded as Restoration Hardware Outlet or RH Outlet and located primarily in large outlet malls. Our outlet stores serve as an efficient means to sell discontinued or irregular inventory outside of our core sales channels.

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

Our e-commerce platform provides simplicity and ease of use while allowing customers to experience the RH lifestyle reflected in our catalogs and throughout our stores. We update our websites regularly to reflect product availability and special offers. In fiscal 2014, our websites logged approximately 25.8 million unique visits, an increase of 16% over fiscal 2013.

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

Source Books

We produce a series of catalogs, that we refer to as Source Books, to showcase our merchandise assortment. In 2014, these included our Interiors, Outdoor, Baby & Child, Objects of Curiosity, Small Spaces, Bath, Furniture, Upholstery, Leather, Linens, Rugs, Lighting and Tableware Source Books. Our Source Books are one of our primary branding and advertising vehicles. We have expanded the page count of our Source Books in fiscal 2014, which allowed us to showcase nearly our entire product assortment. We have found that when we display a greater merchandise assortment in our Source Books, we experience increased sales across all of our channels. As in our retail stores, our Source Books present our merchandise in lifestyle settings that represent our unique design aesthetic. Our Source Books also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Source Books is coordinated by our in-house personnel in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our Source Book production costs.

Our Source Book mailings serve as a key driver of sales through both our websites and retail stores. Our customers respond to the Source Books across all of our channels, with sales trends closely correlating to the assortments that we emphasize and feature prominently both in our Source Books and in our stores. We continue to evaluate and optimize our Source Book strategy based on our experience.

We maintain a database of customer information, which include sales patterns, detailed purchasing information, certain demographic information, geographic locations and email addresses of our customers. We mail our Source Books to addresses within this database and to addresses provided to us by third parties. The database supports our ability to analyze our customers’ buying behaviors across sales channels and facilitates the development of targeted marketing strategies, and is maintained in accordance with our privacy policy disclosed on our website. We segment our customer files based on multiple variables, and we tailor our Source Book mailings and emails in response to the purchasing patterns and product needs of our customers. We focus on continually improving the segmentation of customer files and the expansion of our customer database.

Our Source Books, in concert with our e-commerce channel, are a cost-effective means of testing new products, and allow us to launch categories in a disciplined, expeditious and cost-effective manner.

Phone Orders

In addition to making purchases in our Galleries or online, customers can place orders over the phone by calling our dedicated customer service center. In fiscal 2014, phone orders represented approximately 9% of net revenues.

Trade and Contract

In addition to our core channels, we continue to expand professional services channels, including Trade and Contract. In the Trade channel, we work directly with independent interior designers purchasing for their businesses. Separately, we sell directly to customers who make purchases with the assistance of their own interior designers or decorators, which we refer to as “designer-assisted sales.” Our Contract business services hospitality, real estate development and other business clients. These channels offer additional avenues for reaching new customers, including both businesses and individuals.

Marketing and Advertising

We employ a variety of marketing and advertising vehicles to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted Source Book circulation, promotional mailings, email communications, online and print advertisements and public relations activities and events. We maintain a database of customers, which includes sales patterns, detailed purchasing information, demographic data, geographic locations and postal and email addresses. We use our customer database to tailor our programs and increase productivity of our marketing and promotion initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investment.

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

Sourcing

During fiscal 2014 we did not own or operate any manufacturing facilities; instead, we contracted with third-party vendors for the manufacture of our merchandise. Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with vendors and manufacturers. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2014, we sourced approximately 75% of our purchase dollar volume from approximately 25 vendors. In fiscal 2014, one vendor accounted for approximately 12% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2014, approximately 84% of our products were sourced in Asia, the majority of which originated from China, 10% from the United States and the remainder from other regions.

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

Distribution and Delivery

We manage the distribution and delivery of our products through 13 facilities, each of which serves all of our sales channels:

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

•

Our Chino, California facility is approximately 636,000 square feet. It is a short-term facility to support the Mira Loma, California furniture distribution center. We intend to exit this interim facility in August 2015.

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

•	Our Dedham, Massachusetts facility is approximately 119,000 square feet. It serves as the furniture delivery hub for the greater Boston metropolitan area.

•	Our Avenel, New Jersey facility is approximately 114,000 square feet. It serves as the furniture delivery hub for the greater New York/New Jersey metropolitan area.

•	Our Atlanta, Georgia facility is approximately 101,000 square feet. It serves as the furniture delivery hub for the greater Atlanta metropolitan area.

•	Our Pompano Beach, Florida facility is approximately 101,000 square feet. It services as the furniture delivery hub for the greater Miami metropolitan area and southern Florida region.

•	Our Houston, Texas facility is approximately 71,000 square feet. It serves as the furniture delivery hub for the greater Houston metropolitan area and eastern Texas region.

•	Our Carmel, New York facility is approximately 40,000 square feet. It serves as the furniture delivery hub for the greater New York metropolitan area and Connecticut.

In addition, during fiscal 2014, we entered into a lease in connection with a planned distribution center in Patterson, California which is approximately 1,500,000 square feet. This new facility will support our furniture merchandise distribution for our Bay Area and Northwest regions and is expected to commence operations in the first half of 2015.

We offer a white glove home delivery service for our larger merchandise and furniture categories, where our delivery personnel assist our customers by delivering fully assembled items to the location of their choice. We operate portions of our home delivery services in ten key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We plan to continue to evaluate in-sourcing these services in additional markets over time, including in 2015, while managing deliveries in other markets through third-party vendors.

Through expansions and upgrades to our warehousing, distribution and delivery operations, we have improved our supply chain and fulfillment capabilities, and have built a scalable infrastructure with significant capacity to support our future growth. We believe our enhanced supply chain and fulfillment operations allow us to manage customer orders and distribute merchandise to stores and customers in an efficient and cost-effective manner. We also believe that these upgrades have improved customer satisfaction by reducing delivery times, reducing damage to merchandise, and improving our customer’s overall buying experience.

We intend to continue to strengthen our supply chain operations through a number of key initiatives in 2015 designed to improve our fulfillment and delivery logistics performance and to achieve greater efficiencies in the management of our inventories.

Management and Information Technology

We use industry-standard information technology systems to provide customer service, business process support, and business intelligence across our sales channels. Our technology team continues to upgrade several of our core systems, including:

•	Optimizing and enhancing inventory management capabilities to improve inventory productivity and service levels across our supply chain;

•	Implementing enhanced special order capabilities optimizing processes to support our increasingly expanding product assortment;

•	Upgrading our web commerce and in-store capabilities with state-of-the art technology to optimize performance and improve the customer shopping experience;

•	Implementing supply chain technology and enhancements to support our expanding supply chain network improving operating efficiencies, accuracy, and service levels; and

•

Optimizing and enhancing our enterprise data warehouse platform to expand data analysis areas to allow more timely and complete analysis of current business trends, results, and comparisons to our historical performance.

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

Over the next several years, we intend to further enhance our IT capabilities to support our growth. Key initiatives include:

•

Further enhancing our delivery, order orchestration, inventory optimization, procurement, order management and vendor collaboration solutions to maximize operating efficiencies focused on enhancing the end-to-end customer experience;

•	Implementing enhanced in-store, web, and care center customer service and commerce technology to provide enhanced capabilities to support our luxury customer experience; and

•	Continuing our expansion and redefinition of business intelligence capabilities to optimize information for timely decision making in areas such as supply chain and customer experience.

We are committed to a high level of integration in technology across our business. We believe our approach to technology demonstrates an appropriate balance of strategic planning and innovation to support both today’s business and tomorrow’s growth.

Competition

The home furnishings industry is highly competitive. We primarily compete against a large number of independent retailers that provide unique items and custom-designed product offerings at high price points, including antique dealers and home furnishings retailers who market to the interior design community. We also compete with national and regional home furnishings retailers and department stores, as well as with mail order Source Books and online retailers focused on home furnishings.

We believe we compete primarily on the basis of design, quality, value and customer service. We believe our distinct combination of design, quality and value allows us to compete effectively and we believe we differentiate ourselves from competitors based on the strength of our brand, products and our fully integrated multi-channel business model. We compete with the interior design trade and specialty merchants by providing a broader product assortment at an exceptional value based both upon the price and quality of our products. We compete against certain other home furnishings retailers primarily by offering what we believe are superior quality, highly distinctive design styles and a sophisticated lifestyle presentation in our product offering.

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

Employees

As of January 31, 2015, we had approximately 4,000 employees, of which approximately 800 were part-time employees. As of that date, approximately 2,000 of our employees were based in our stores. None of our employees is represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.

Intellectual Property

The “RH”, “Restoration Hardware” and “Baby & Child” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including “restorationhardware.com,” “rh.com,” “rhbabyandchild.com,” and others that include our trademarks. These domain names are perpetually renewable. We own design patents or pending applications to protect the ornamental appearance of several of our products. These design patents are valid for 14 years from the date of issuance. We own copyrights, including copyright registrations or pending applications, for several of our Source Books. We believe that our trademarks, design patents, and copyrights have significant value and we will vigorously protect them against infringement.

Fluctuation in Quarterly Results

Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and the timing of Source Book releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.

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

We maintain public internet sites at www.restorationhardware.com and www.rh.com and make available, free of charge, through these sites our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also put on our websites the charters for our Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct, our Corporate Governance Guidelines and Code of Ethics governing our chief executive and senior financial officers and other related materials. The information on our websites is not part of this annual report.

Our Investor Relations Department can be contacted at Restoration Hardware, Inc., 15 Koch Road, Suite K, Corte Madera, CA 94925, Attention: Investor Relations; telephone: 415-945-3500; e-mail: investorrelations@rh.com.

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

We may not be able to maintain or improve the levels of growth that we have experienced in the recent past. In addition, although we have recently experienced strong comparable brand revenue growth, if our future comparable brand revenue growth fails to meet market expectations or decline, the price of our common stock could decline. Various factors affect this measure, including the number, size and location of stores we open, close, remodel or expand in any period, the overall economic and general retail sales environment, consumer preferences and demand, our ability to efficiently source and distribute products, changes in our product offerings, competition, current local and global economic conditions, changes in Source Book circulation and the success of marketing programs. These factors may cause our comparable brand revenue growth to be materially lower than recent periods and our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

Although we experienced sustained sales growth over the last several years, this sales growth may not continue or may not continue at the same rate and the level of our sales growth may slow or even decrease in future periods and may vary from year to year, including if the favorable customer response to our product offerings is not sustained. Many factors can influence customer response to our product offerings and store formats including responses from our competitors, who may introduce similar products or merchandise formats. In addition, sales levels for particular merchandise or product categories may not continue over time if customer demand levels are not sustained. The level of customer response to our next generation Galleries may vary in different markets and store locations. Similarly, the level of customer response to our Source Book format, in which we display a greater percentage of our product assortment, may vary in different markets. In addition, there can be no assurance that we will be able to migrate customer demand successfully when we choose to close a store in a particular location in favor of a next generation Gallery in the same or an adjacent market location. While our objective is to retain a high percentage of customer demand from store locations that we close, there can be no assurance that we will retain a high percentage of sales from stores closed in the future or that we will continue to retain a high percentage of sales from stores previously closed.

In addition, these developments in our business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the mailing and shipping of Source Books and products. We cannot assure you that we will succeed in offsetting these expenses with increased efficiency or that cost increases associated with our business will not have an adverse effect on our financial results.

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

Any difficulties that we experience in our ability to obtain products in sufficient quality and quantity from our vendors could have a material adverse effect on our business. In fiscal 2014, we sourced approximately 90% of our merchandise abroad. Our ability to obtain desired merchandise in sufficient quantities could be impaired by events that adversely affect our vendors or the locations in which they operate, such as difficulties or problems associated with our vendors’ operations, business, finances, labor, economic and political environment (including the impact of war, rebellion or any other conflicts), importation of products, costs, production, insurance and reputation. Failure of vendors to produce adequate quantities of merchandise in a timely manner has resulted in back orders, order cancelations, increased freight costs and lower revenue in certain periods of our business operation. While we believe our vendors have the capacity to meet our demand, we cannot assure you that our vendors will be able to produce adequate quantities of merchandise in a timely manner in the future.

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

Defective merchandise purchased from our vendors could damage our reputation and brand image and harm our business, and we may not have adequate remedies against our vendors for defective merchandise.

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

We are focused on sizing our assortments and our stores to the potential of the market by adjusting the square footage and number of stores on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected stores in these or adjacent markets. When we address the introduction of new stores in a particular market or changes to, or closure of, existing stores, we must make a series of decisions regarding the size and location of new stores (or the existing stores slated to undergo changes or closure) and the impact on our other existing stores in the area.

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

Our operations have significant liquidity and capital requirements. Among other things, we have invested significant capital expenditures in remodeling and opening new Galleries and these capital expenditures have increased and will continue to increase in fiscal 2015 and succeeding fiscal periods as we open additional next generation Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2014, we spent $110.4 million for capital expenditures. Additionally, we made payments of $9.3 million in fiscal 2014 to escrow accounts for future construction of certain next generation Galleries. We anticipate our gross capital expenditures to be approximately $140 million to $160 million for fiscal 2015, which we anticipate to be offset by approximately $10 million to $20 million due to landlord contributions and other capital inflows related to our real estate transformation and portfolio. We plan to continue our growth and expansion, including opening next generation Galleries in select major metropolitan markets, pursuing category extensions of our brand, and exploring new business areas. We own the building and land for our Gallery in San

Francisco, but to date we have principally relied upon leases with landlords for our other locations. As we develop new Galleries in the future, we may explore other models for our real estate which could include joint ventures or other forms of equity ownership in the real estate interests associated with new sites and buildings. These approaches might require greater capital investment than a traditional store lease with a landlord.

We have generally depended on our ability to generate cash flows from operating activities, as well as revolving borrowings under the Restoration Hardware, Inc. revolving line of credit and other sources of additional external funding, to finance the carrying costs of our inventory, to pay for capital expenditures and operating expenses and to support our growth strategy. If the cash flows from our operating activities are not sufficient to finance the carrying costs of inventory and to pay for capital expenditures and operating costs, and if we do not otherwise have sufficient cash on hand or are unable to borrow a sufficient amount under the revolving line of credit to finance or pay for such expenditures and costs, it could have a significant negative effect on our business.

As of January 31, 2015, we had no amounts borrowed under the revolving line of credit and had $401.3 million available for borrowing. Various factors may impact our lenders’ willingness to provide funds to us, including:

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

We currently believe that our cash flow from operations, net cash proceeds available to us from the issuance of the convertible senior notes and funds available under the revolving line of credit will satisfy our capital and operating requirements for the next twelve months. However, any weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under the revolving line of credit, could limit the overall amount of funds available to us.

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

Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and timing of Source Book releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.

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

We believe that the brand image we have developed, and the lifestyle image associated with our brand, have contributed significantly to the success of our business to date. We also believe that maintaining and enhancing our brand is integral to our business and to the implementation of our strategies for expanding our business. This will require us to continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for store operations, Source Book mailings, website operations and employee training. Our brand image may be diminished if new products, services or other businesses fail to maintain or enhance our distinctive brand image. Furthermore, our reputation could be jeopardized if we fail to maintain high standards for merchandise and service quality, if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, if we fail to comply with local laws and regulations or if we experience other negative events that affect our image or reputation. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

We are exploring opportunities to expand into new categories or complementary businesses. If we are not successful in these new categories or business areas, it may have an adverse effect on our results of operations and our reputation.

We are engaged in ongoing efforts to explore new business opportunities that we believe can leverage our current business platform. We have developed a number of new product categories and extensions over the last several years, including Contemporary Art, Outdoor & Garden, Baby & Child and Small Spaces. We also have introduced other merchandise categories that enhance the customer experience in our Galleries, including fresh cut flowers, magazines and tea and a wine bar. We plan further brand-enhancing offerings, such as a café or restaurant adjacent to, or inside of, select next generation Galleries. We are incubating a number of other new ideas for potential expansion of our business, some of which may become new core categories or new store concepts and others of which may be primarily offered as enrichment of the customer experience.

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

We are experiencing rapid growth and undertaking a large number of new business initiatives. For example, we have developed and continue to refine and enhance our Gallery format which involves larger store square footage. We plan to continue to open larger format Galleries in select major metropolitan markets and we expect to close a number of our older stores and replace them with the next generation Gallery format. We also continue to add new product categories and to expand product assortments. For example, we introduced our new Tableware category in Spring 2013. We are currently contemplating other new product lines and extensions and complementary brand-enhancing businesses, as well as expanding sales to international markets. In addition, we are continuing a number of new initiatives in other areas of our business, including product sourcing and distribution and management information systems. For example, we have reduced the use of third-party buying agents in most foreign locations. Further, our Source Book strategy continues to evolve. We may incur costs for these new initiatives before we realize any corresponding revenue.

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

In 2013, Gary Friedman was re-appointed as our Chairman and Chief Executive Officer. There can be no assurance that this transition will not have an adverse impact on us.

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

The home furnishings sector within the retail market is highly competitive. We compete with the interior design trade and specialty stores, as well as antique dealers and other merchants that provide unique items and custom-designed product offerings at higher price points. We also compete with national and regional home furnishing retailers and department stores. In addition, we compete with mail order Source Books and online retailers focused on home furnishings. We compete with these and other retailers for customers, suitable retail locations, vendors, qualified employees and management personnel. Many of our competitors have significantly greater financial, marketing and other resources than we do and therefore may be able to adapt to changes in customer preferences more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. In addition, increased Source Book mailings by our competitors may adversely affect response rates to our own Source Book mailings. Moreover, increased competition may result, and has resulted in the past, in potential or actual litigation between us and our competitors relating to such activities as competitive sales, hiring practices and other matters. As a result, increased competition may adversely affect our future financial performance, and we cannot assure you that we will be able to compete successfully in the future.

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

In the past, disruptions in the global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. Under the credit agreement governing the Restoration Hardware, Inc. revolving line of credit, each financial institution that is part of the syndicate for the revolving line of credit is responsible for providing a portion of the loans to be made under the revolving line of credit. Factors that have previously affected our borrowing ability under the revolving line of credit have included the borrowing base formula limitations, adjustments in the appraised value of our inventory used to calculate the borrowing base and the availability of each of our lenders to advance its portion of requested borrowing drawdowns under the facility. If, in connection with a disruption in the global financial markets or otherwise, any participant, or group of participants, with a significant portion of the commitments in the revolving line of credit fails to satisfy its obligations to extend credit under the facility, and if we are unable to find a replacement for such participant or group of participants on a timely basis (if at all), then our liquidity and our business may be materially adversely affected.

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

If we encounter difficulties associated with any of our facilities or if any of our facilities were to shut down for any reason, including as a result of fire, earthquakes (to which our California-based distribution and home delivery facilities in Tracy and Mira Loma, and in the future Patterson, and our corporate headquarters in Corte Madera are particularly vulnerable), power outages or other natural disasters, we could face shortages of inventory resulting in “out of stock” conditions in our stores, significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers and the inability to process orders in a timely manner or ship goods to our customers. Further, any significant interruption in the operation of our customer service center could also reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

In January 2012, we opened a furniture home delivery hub in Avenel, New Jersey and, in February 2012, we opened a furniture distribution center in North East, Maryland. Further, we expanded into an additional 400,000 square feet at our West Jefferson, Ohio distribution center in May 2013, opened a furniture distribution center in Grand Prairie, Texas in September 2013 and in-sourced three home furniture delivery facilities in 2013. During fiscal 2014, we in-sourced two additional home furniture delivery facilities in Atlanta, Georgia and Carmel, New York. As a result of these and other efforts with respect to our distribution facilities, we may encounter operational difficulties with respect to our facilities, such as disruptions in transitioning fulfillment orders to the new distribution facilities and problems associated with operating new facilities or reducing the size and changing functions of existing facilities, and any such difficulties could have a material adverse effect on our business, financial condition and results of operations.

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

Based on total volume dollar purchases, in fiscal 2014 we sourced approximately 90% of our merchandise outside the United States, including 84% from Asia, the majority of which originated from China. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, including Asia. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order by order basis. Additionally, many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs, anti-dumping duties and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, trade restrictions, including the United States retaliating against protectionist foreign trade practices and political unrest, increased labor costs and other similar factors that might affect the operations of our vendors in specific countries such as China.

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

Strikes or work stoppages affecting port workers and other industries involved in the transportation of our products could adversely affect our business.

Various transportation providers and industries involved in the transportation of our products, such as port workers, experience from time to time work strikes and work stoppages. Strikes between longshoreman and clerical workers at ports in the past few years have completely shut down such ports for a time, impacting retail and other industries. In particular, the union contract for West Coast longshoremen expired in the summer of 2014 and has resulted in a work slow-down at the West Coast ports. The West Coast ports serve as the entry and exit for trade between the U.S. and Asia and we source the vast majority of our merchandise from Asia. As a result, any significant work stoppage, slowdown or other disruption involving ports or other industries involved in the transportation of our products, could reduce our ability to timely deliver products to our stores and our customers, which could adversely affect our business, financial condition and results of operations.

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

A significant number of customer purchases across all of our channels are made using credit cards. Additionally, a significant number of our customer orders are placed through our websites, and we process, store, and transmit large amounts of data, including personal information, for our customers. Also, we depend in part throughout our operations on the secure transmission of confidential information over public networks. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malicious software, phishing attacks and security breaches, including credit card breaches. In addition, security breaches can also occur as a result of non-technical issues, including vandalism, catastrophic events, and human error. Our operations may further be impacted by security breaches that occur at third party vendors.

In order for our business to function successfully, we and other market participants must be able to handle and transmit confidential information, including credit card information, securely. We became fully compliant with Payment Card Industry, or PCI, Data Security Standards during the fourth quarter of fiscal 2014. There can be no assurance that we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended practices in the future. We also expect to incur additional expenses to maintain PCI compliance in the future. Further, there is increased litigation over personally identifiable information and we may be subject to one or more claims or lawsuits related to intentional or unintentional exposure of our customer’s personally identifiable information. Even though we are compliant with such standards, we still may not be able to prevent security breaches involving customer transaction data.

Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. If a computer hacker or other third party is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could expose us to risks of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business. In addition to the possibility of fines, lawsuits and other claims, we could be required to expend significant resources to change our business practices or modify our service offerings in connection with the protection of personally identifiable information, which could have a material adverse effect on our business.

In addition, we collect and store personal information from consumers in the course of doing business. States and the federal government have enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. These laws have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected. We may also incur legal costs if we are required to defend our methods of collection, processing, and storage of personal data. Investigations, lawsuits, or adverse publicity relating to our methods of handling personal data could result in increased costs and negative market reaction.

Furthermore, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting additional state and federal proposals addressing data privacy and security. As the data privacy and security laws and regulations evolve, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products.

We currently maintain insurance to protect against cybersecurity risks and incidents. However, there can be no assurance that such insurance coverage will be available in the future on commercially reasonable terms or at commercially reasonable rates. In addition, insurance coverage may be insufficient or may not cover certain of these cybersecurity losses and liability.

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

Our failure to successfully manage the strategy and costs of our catalog and promotional mailings could have a negative impact on our business.

Catalog mailings are an important component of our business. We continue to adjust and refine our Source Book mailing strategy and we expect to do so in the future. For example, in 2013, we continued expanding the page counts of our catalogs, and in the same year, we also reduced the frequency of Source Books circulated to one mailing per year. We intend to continue adjusting our catalog strategy based on a variety of factors, including the success of the various changes that we adopt. We can provide no assurances as to the success of any Source Book strategy we pursue. Increased expenditures on our catalog strategy may result in the production of too many Source Books, which could negatively affect our operating margins. Reducing expenditures on our catalog strategy, however, could overly restrict catalog circulation and have a negative effect on our revenues. If we fail to adequately adjust our catalog strategy to meet our goals, or if our catalog strategy is unsuccessful, our results of operations could be negatively impacted. We rely on customary discounts from the basic shipping rate structure that are available for our catalog mailings, which could be changed or discontinued at any time. The market price for paper has fluctuated significantly during the past three fiscal years and may continue to fluctuate in the future. Future increases in shipping rates, paper costs or printing costs would have a negative impact on our operating results to the extent that we are unable to offset such increases by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems or by using alternative direct-mail formats.

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

We face product liability risks and certain of our products may be subject to recalls or other actions by regulatory authorities, and any such recalls or similar actions could have a material adverse effect on our business.

We face product liability, product safety and product compliance risks relating to the design, manufacturing, raw material sourcing, testing, contents, importation, sale, use and performance of some of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Some of our products must comply with certain federal and state laws and regulations. For example, some of our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act and the Consumer Product Safety Improvement Act (the “CPSIA”), which empower the Consumer Product Safety Commission (the “CPSC”) to establish product bans, substance bans, substance limits, performance requirements, test methods and other compliance verification processes. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty. The CPSC is particularly active in regulation and enforcement activities related to the kinds of children’s products sold in our Baby & Child division. Certain of the products we sell are subject to the Lacey Act, prohibiting the importation and sale of products containing illegally harvested wood, among other things. Likewise, many of our products are subject to the California Air Resources Board (the “CARB”) regulations of formaldehyde emissions from composite wood products (e.g., plywood, medium density fiberboard, etc.).

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nonetheless, our products have, from time to time, been subject to recall for product safety and compliance reasons, and concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims.

Federal, state, provincial and local legislators and regulators in the United States and Canada, where our products are sold, continue to adopt new product laws and regulations. These new laws and regulations have increased or likely will significantly increase the regulatory requirements governing the manufacture and sale of certain of our products as well as the potential penalties for noncompliance with applicable regulations. In addition, product recalls, removal of products, product compliance enforcement actions and defending product liability claims can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, any of which could have a material adverse effect on our business and results of operations.

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

Currently none of our employees are represented by a union. However, our employees have the right at any time to form or affiliate with a union, and union organizational activities have occurred previously at our Baltimore distribution center. We cannot predict the negative effects that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

We lease all but one of our retail store locations and we also lease our outlet stores, our corporate headquarters and our thirteen distribution and home delivery facilities. The initial lease term of our retail stores generally ranges from ten to fifteen years, and certain leases contain renewal options for up to fifteen years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved, as well as common area maintenance charges, real property insurance and real estate taxes. We purchased the building and land for our store in San Francisco, but to date we have principally relied upon leases with landlords for our other locations. As we develop new stores in the future, we may explore other models for our real estate which could include joint ventures or other forms of equity ownership in the real estate interests associated with new sites and buildings. These approaches might require additional capital investment and could present different risks than a traditional store lease with a landlord, including greater financial exposure if a new store location is not as successful as we originally target in our plans.

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

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, e-commerce, privacy, safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers generally or govern our business. If these regulations were to change or were violated by us or our vendors or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and harm our business and results of operations.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, as a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. In addition, relatively new United States health care laws and potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations could result in increased direct compliance costs for us (or may cause our vendors to raise the prices they charge us in order to maintain profitable operations because of increased compliance costs), increased transportation costs or reduced availability of raw materials.

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

We experienced a net loss of $7.1 million in fiscal 2010. We achieved profitability in fiscal 2011 with net income of $20.6 million. We experienced a GAAP net loss of $12.8 million in fiscal 2012 as a result of certain non-recurring and other items. We may experience net losses in the future, and we cannot assure you that we will be profitable in future periods.

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

Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long lived assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected. In that regard, we recorded $1.4 million and $2.1 million impairment charges on long-lived assets of certain underperforming stores in fiscal 2013 and fiscal 2010, respectively, and we recorded charges amounting to $3.2 million related to retail store closures in fiscal 2011. No such related charges were recorded in fiscal 2014 or fiscal 2012.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Management has concluded that our internal control over financial reporting was effective as of January 31, 2015. However, if we identify in the future one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Therefore, even if our management concludes in the future that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if they interpret the relevant requirements differently from us. Material weaknesses and significant deficiencies may be identified during the audit process or at other times.

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

We have incurred and expect to continue to incur additional costs to comply with the rules, including costs related to the determination of the origin of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and harm our reputation. In addition, since we source substantially all of our products abroad, we may not be able to sufficiently verify the origins of these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation and affect our compliance with the SEC regulations.

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

In addition, sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. All of our outstanding shares of common stock are freely tradable, except for (i) 24,772 shares as of January 31, 2015 issued under our 2012 Equity Replacement Plan that are subject to additional time-based resale restrictions, (ii) 11,112 shares as of January 31, 2015 issued under either our 2012 Stock Option Plan or our 2012 Stock Incentive Plan that are subject to additional time-based resale restrictions and (iii) certain other shares of our common stock that are held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”), which are restricted securities under the Securities Act.

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

We are required to comply with the New York Stock Exchange (“NYSE”) listing requirements, including its independence requirements. Failure by us to comply with the NYSE listing requirements could result in us receiving a deficiency or delisting notice from the NYSE.

We are required to comply with the NYSE listing requirements, including its requirement that the board of directors of a listed company be comprised of a majority of independent directors. While we are currently in compliance with this requirement, we may in the future temporarily fail to comply with it due to factors that are outside of our control. Failure by us to comply with the NYSE listing requirements could result in us receiving a deficiency or delisting notice from the NYSE.

On November 12, 2014, we notified the New York Stock Exchange (the “NYSE”) that, due to the resignation of an independent director from our board of directors effective November 7, 2014, we had only four independent directors serving on our then eight-member board of directors. Accordingly, effective November 7, 2014, our board of directors did not satisfy Section 303A.01 of the NYSE Listed Company Manual, which requires that the board of directors of a listed company be comprised of a majority of independent directors. Our board of directors subsequently appointed a new independent director effective January 22, 2015 and we have regained compliance with Section 303A.01 of the NYSE Listed Company Manual.

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

In May 2008, the FASB, issued FASB Staff Position No. APB 14-1—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as ASC 470-20—Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include the amortization of the debt discount, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the Notes.

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

Prior to March 15, 2019, a holder may convert a note only if one or more specified conditions are met. If such conditions are not met, holders will not be able to convert their Notes until March 15, 2019 and may not be able to receive the amount of cash and the value of the number of shares of our common stock, if any, into which the Notes would otherwise be convertible at such time. In addition, for these and other reasons, the trading price of the Notes could be substantially less than the value of the amount of cash and the number of shares of our common stock, if any, into which the Notes would otherwise be convertible.

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

Our management has broad discretion to use the net proceeds from the Convertible Notes Financing. Management used a portion of the net proceeds from the Convertible Notes Financing for the cost of the Bond Hedge, after such cost was offset by the proceeds of Warrants, and to repay a portion of the outstanding amount under the Restoration Hardware, Inc. revolving line of credit and term loan. The remaining proceeds are available to management to use for general corporate purposes, including to fund our real estate business initiative related to the development of our next generation Galleries. However, management has not allocated the remaining net proceeds for any specific purposes. Our management might not be able to yield a significant return, if any, on any investment of the remaining net proceeds.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We leased approximately 1,103,000 gross square feet for 57 Legacy Galleries, 7 larger format Galleries, 3 Baby & Child Galleries and 17 outlet stores that were open as of January 31, 2015. We also lease approximately 45,000 square feet for offsite storage. The initial lease term of our retail stores is generally 10 to 15 years. Certain leases contain renewal options for up to 25 years.

Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases. In addition, certain leases have a percentage rent based upon sales after minimum thresholds are achieved. Leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

Leased Properties

The following table summarizes the location and size of our leased distribution centers and corporate facilities occupied as of January 31, 2015:

Location	Purpose	Lease Expiration	Occupied Square Footage (Approximate)
Supply Chain
West Jefferson, Ohio	Distribution center / Customer service center	April 2028	1,224,000
North East, Maryland	Distribution center	February 2028	1,195,000
Mira Loma, California	Distribution center / Home delivery / Customer service center	June 2020	886,000
Grand Prairie, Texas	Distribution center / Home delivery	June 2028	859,000
Chino, California	Distribution center	August 2015	636,000
Baltimore, Maryland	Distribution center / Home delivery	June 2016	508,000
Tracy, California	Home delivery / Customer service center	September 2016	284,000
Dedham, Massachusetts	Home delivery	November 2019	119,000
Avenel, New Jersey	Home delivery	November 2016	114,000
Atlanta, Georgia	Home delivery	January 2020	101,000
Pompano Beach, Florida	Home delivery	September 2020	101,000
Houston, Texas	Home delivery	August 2018	71,000
Carmel, New York	Home delivery	January 2016	40,000

Corporate Facilities
Corte Madera, California (1)	Corporate headquarters	May 2028	257,000
Richmond, California	Warehouse	September 2022	259,000
San Rafael, California	Warehouse	July 2016	10,000
Pleasanton, California	Corporate office	June 2020	8,000

(1)	Includes approximately 15,000 square feet of warehouse space.

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

For additional information, refer to Note 18—Commitments and Contingencies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock trades under the symbol “RH” on the NYSE. The following table sets forth the highest and lowest closing prices for our common stock on the NYSE for the periods indicated.

	Highest	Lowest
Fiscal 2013
First Quarter	$39.58	$32.75
Second Quarter	$77.18	$39.55
Third Quarter	$76.80	$60.52
Fourth Quarter	$76.25	$54.96
Fiscal 2014
First Quarter	$75.16	$54.85
Second Quarter	$93.05	$61.30
Third Quarter	$88.46	$72.63
Fourth Quarter	$99.07	$77.60

The number of stockholders of record of our common stock as of January 31, 2015 was 51. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph and table compare the cumulative total stockholder return for our common stock during the period from November 2, 2012 (the date our common stock commenced trading on the NYSE) through January 31, 2015 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on November 2, 2012 in the common stock of Restoration Hardware Holdings, Inc., the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	11/2/2012	2/1/2013	8/2/2013	1/31/2014	8/1/2014	1/30/2015
Restoration Hardware Holdings, Inc.	100.00	116.50	221.41	182.44	264.12	281.45
NYSE Composite Index	100.00	108.87	117.67	121.04	129.84	127.96
S&P Retailing Select Index	100.00	107.88	133.46	128.22	134.63	149.53

Repurchases of Common Stock during the Three Months Ended January 31, 2015

During the three months ended January 31, 2015, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
November 2, 2014 to November 29, 2014
No activity	—	$—
November 30, 2014 to January 3, 2015
Shares withheld from delivery (1)	13,228	91.43
January 4, 2015 to January 31, 2015
No activity	—	—

Total	13,228	$91.43

(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Option Plan or the Company’s 2012 Stock Incentive Plan.

Item 6.	Selected Consolidated Financial Data

The following tables present Restoration Hardware Holdings, Inc.’s consolidated financial and operating data as of the dates and for the periods indicated.

Restoration Hardware Holdings, Inc. was formed as a Delaware corporation on August 18, 2011. On November 7, 2012, Restoration Hardware Holdings, Inc. completed an initial public offering and acquired all of the outstanding shares of capital stock of Restoration Hardware, Inc. In connection with the initial public offering, common stock of Restoration Hardware Holdings, Inc. was issued in replacement of prior unit awards under the Team Resto Ownership Plan. These transactions are referred to as the “Reorganization.” Prior to the Reorganization, Restoration Hardware Holdings, Inc. did not engage in any business or other activities except in connection with its formation and the Reorganization. Accordingly, all financial and other information herein relating to periods prior to the completion of the Reorganization is that of Restoration Hardware, Inc.

The selected consolidated financial data as of January 31, 2015 and February 1, 2014 and for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, were derived from consolidated financial statements included in Item 8—Financial Statements and Supplementary Data. The selected consolidated financial data as of February 2, 2013 and as of and for the periods ended January 28, 2012 and January 29, 2011 were derived from consolidated financial statements for such years not included herein.

The selected historical consolidated data presented below should be read in conjunction with Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes to our consolidated financial statements.

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(dollars in thousands, excluding per square foot store data)
Statement of Operations Data:
Net revenues	$1,867,422	$1,550,961	$1,193,046	$958,084	$772,752
Cost of goods sold	1,176,648	994,081	756,597	601,735	501,132

Gross profit	690,774	556,880	436,449	356,349	271,620
Selling, general and administrative expenses	525,048	502,029	505,485	329,506	274,836

Income (loss) from operations	165,726	54,851	(69,036)	26,843	(3,216)
Interest expense	17,551	5,733	5,776	5,134	3,150

Income (loss) before income taxes	148,175	49,118	(74,812)	21,709	(6,366)
Income tax expense (benefit) (1)	57,173	30,923	(62,023)	1,121	685

Net income (loss)	$91,002	$18,195	$(12,789)	$20,588	$(7,051)

Weighted-average number of basic shares outstanding	39,457,491	38,671,564	9,428,828	468	100
Basic net income (loss) per share	$2.31	$0.47	$(1.36)	$43,991	$(70,510)
Weighted-average number of diluted shares outstanding	41,378,210	40,416,630	9,428,828	468	100
Diluted net income (loss) per share	$2.20	$0.45	$(1.36)	$43,991	$(70,510)
Other Financial and Operating Data:
Direct as a percentage of net revenues (2)	50%	47%	46%	44%	43%
Growth in net revenues:
Stores (3)	14%	27%	20%	22%	15%
Direct	28%	33%	30%	27%	37%
Total	20%	30%	25%	24%	24%
Comparable brand revenue growth (4)	20%	31%	28%	26%	26%
Retail (5):
Retail stores open at end of period	67	70	71	74	91
Retail sales per leased selling square foot (6)	$1,426	$1,395	$1,143	$846	$635
Total leased square footage at end of period (in thousands)	861	798	768	808	970
Total leased selling square footage at end of period (in thousands) (7)	607	554	501	516	613
Average leased square footage (in thousands) (8)	813	793	784	913	1,014
Average leased selling square footage (in thousands) (8)	567	522	504	580	641
Capital expenditures	$110,359	$93,868	$49,058	$25,593	$39,907
Adjusted net income (9)	$97,636	$69,101	$37,739	$26,451	$3,025

	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$148,934	$13,389	$8,354	$8,512	$13,364
Working capital (excluding cash and cash equivalents) (10)	419,136	284,785	267,905	156,506	103,894
Total assets	1,525,999	1,025,103	789,613	586,810	501,991
Convertible senior notes	287,487	—	—	—	—
Revolving line of credit	—	85,425	82,501	107,502	111,837
Term loan	—	—	—	14,798	—
Financing obligations under build-to-suit lease transactions	124,770	33,165	—	—	—
Notes payable for share repurchases	19,285	2,710	—	—	—
Total debt (including current portion) (11)	439,284	123,496	87,029	131,040	116,995
Total stockholders’ equity	702,916	545,272	451,611	250,463	215,804

(1)	As of the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits (adjusted for permanent differences) for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, coupled with our business plan for profitability in future periods, provided assurance that our future tax benefits more likely than not would be realized. Accordingly, in the year ended February 2, 2013, we released all of our U.S. valuation allowance of $57.2 million against net deferred tax assets.
(2)	Direct revenues include sales through our Source Books and websites.
(3)	Stores data represents retail stores plus outlet stores.
(4)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Because fiscal 2012 was a 53-week year, comparable brand revenue growth percentage for fiscal 2012 excludes the extra week of revenue.
(5)	Retail data has been calculated based upon retail stores, which includes our Baby & Child Galleries and excludes outlet stores.
(6)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average leased selling square footage for the period.
(7)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for fiscal 2011 through fiscal 2014 includes approximately 4,500 square feet related to one owned store location.
(8)	Average square footage (leased or leased selling, as applicable) is calculated for each quarter by taking the total applicable square footage at the beginning of the quarter plus the total applicable square footage at the end of the quarter and dividing by two. Average square footage for periods of six, nine and twelve months is calculated by averaging the average square footage for the quarters within such periods.
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

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Statement of Operations Data:
Net income (loss)	$91,002	$18,195	$(12,789)	$20,588	$(7,051)
Adjustments pre-tax:
Legal claim (a)	7,700	—	—	—	—
Amortization of debt discount (b)	6,852	—	—	—	—
Management and pre-IPO board fees (c)	—	—	4,258	10,715	4,793
Non-cash and other one-time compensation (d)	—	63,155	115,055	6,350	—
Terminated operations (e)	—	—	—	1,580	352
Severance and other transaction costs (f)	—	—	—	621	1,797
Impairment of long-lived assets (g)	—	—	—	—	2,115
Lease termination costs (h)	—	—	(386)	3,110	—
Special committee investigation and remediation (i)	—	—	4,778	—	—
Initial public offering costs (j)	—	—	10,755	—	—
Anti-dumping exposure (k)	—	—	3,250	—	—
Non-capitalized IPO costs (l)	—	—	—	—	2,351
Follow-on offering fees (m)	—	2,895	—	—	—

Subtotal adjusted items	14,552	66,050	137,710	22,376	11,408
Impact of income tax items (n)	(7,918)	(15,144)	(87,182)	(16,513)	(1,332)

Adjusted net income	$97,636	$69,101	$37,739	$26,451	$3,025

(a)	Represents charges incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.
(b)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million principal amount of convertible senior notes that were issued in June 2014 (the “Notes”), we separated the Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity component as interest expense on the Notes over the term of the Notes. The equity component represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. Amounts are presented net of interest capitalized for capital projects of $1.1 million during fiscal 2014.
(c)	Includes fees and expenses paid in accordance with our management services agreement with Home Holdings, as well as fees and expense reimbursements paid to our board of directors prior to the initial public offering.
(d)

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
(e)	Includes costs related to the restructuring of our Shanghai office location.
(f)	Generally includes executive severance and other related costs.
(g)	Includes costs related to impairment of long-lived assets related to our retail store operations.
(h)	Includes lease termination costs for retail stores that were closed prior to their respective lease termination dates. The lease termination amount in fiscal 2012 includes changes in estimates regarding liabilities for future lease payments for closed stores.
(i)	Represents legal and other professional fees incurred in connection with the investigation conducted by the special committee of the board of directors relating to our Chief Executive Officer, Gary Friedman, and our subsequent remedial actions.
(j)	Represents costs incurred in connection with our initial public offering, including a fee of $7.0 million to Catterton Management Company, LLC (“Catterton”), Tower Three Partners LLC (“Tower Three”) and GJK Capital Advisors, LLC (“Glenhill”) in accordance with our management services agreement, payments of $2.2 million to certain former executives and bonus payments to employees of $1.3 million.
(k)	Represents expense incurred as a result of increased tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review of the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.
(l)	Represents costs related to our initial public offering.
(m)	Represents legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.
(n)	As of the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, coupled with our business plan for profitability in future periods provided assurance that our future tax benefits more likely than not would be realized. Accordingly, in fiscal 2012, we released all of our U.S. valuation allowance against net deferred tax assets. In addition, income tax items exclude the tax benefit related to the resolution of our Canada Revenue Agency examination in fiscal 2012, exclude the tax benefit from the utilization of federal and state net operating losses, and assume a normalized tax rate of 40% for all periods.
(10)	Working capital is defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.
(11)	Total debt (including current portion) includes the convertible senior notes, revolving line of credit, term loan, financing obligations under build-to-suit lease transactions, notes payable for share repurchases and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. We position our stores as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. As of January 31, 2015, we operated a total of 67 retail stores throughout the United States and Canada, consisting of 57 Legacy Galleries, 7 larger format Galleries and 3 Baby & Child Galleries, as well as 17 outlet stores.

In order to drive growth across our business, we are focused on the following key strategies:

•

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of larger format, next generation Galleries that are sized to the potential of each market and the size of our assortment. On average, our legacy retail stores display less than 10% of our current product assortment. Our next generation Galleries allow us to optimize our selling space by displaying a greater percentage of our merchandise assortment, as well as future product expansions and new businesses, in a highly differentiated retail setting. Based on our historical performance, when a product is presented on the selling floor, we experience an increase in sales for that product across all of our channels.

Based on recent trends and our plans for product assortment expansion and new businesses, we are generally targeting a range of 25,000 to 60,000 leased selling square feet for new locations. Landlords are currently offering us leases that accommodate these space requirements and that have favorable terms, which are typically available only to anchor tenants. Based on our analysis, we believe we have the opportunity to operate next generation Galleries in 60 to 70 locations in the United States and Canada.

•	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:

•	Growing our merchandise assortment;

•	Introducing new products and categories;

•	Expanding our service offerings;

•	Exploring and testing new business opportunities complementary to our core business; and

•	Increasing brand awareness and customer loyalty through our circulation strategy, our digital marketing initiatives and our advertising and public relations activities and events.

•

Increase Operating Margins. We have the opportunity to continue to improve our operating margins by leveraging our fixed occupancy, advertising and corporate general and administrative costs, as well as leveraging our scalable infrastructure. Key areas in which we believe we will increase operating margins include:

•	Occupancy leverage;

•	Advertising cost leverage;

•	Improved product margin and shipping efficiencies; and

•	Other selling, general and administrative expenses.

•

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States and Canada over the next several years. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

Our fiscal 2014 results reflect the ongoing strength of our business. We have continued to increase market share, and at the same time invested in our infrastructure and supply chain to support future growth. Key financial achievements of fiscal 2014 include:

•

Net revenues increased 20% to $1.9 billion in fiscal 2014, on top of a 30% increase in fiscal 2013 and a 25% increase in fiscal 2012. This marks our fifth consecutive year of net revenue growth in excess of 20%.

•	The fourth quarter of fiscal 2014 marked our 20th consecutive quarter of double-digit net revenue growth.

•	Net income increased to $91.0 million in fiscal 2014 from $18.2 million in fiscal 2013.

Factors Affecting Our Operating Results

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our revenues are affected by general economic conditions. For example, reduced consumer confidence and lower availability and higher cost of consumer credit reduce demand for our products and limit our ability to increase prices or sustain price increases. We expect that some of the economic factors that have been in place for the last several years, including the continuing economic uncertainty (particularly in the housing market in the United States) may continue in future periods. For more information, see “Risk Factors—Changes in consumer spending or the housing market may significantly harm our revenue and results of operations.”

Our Strategic Initiatives. We are in the process of implementing a number of significant business initiatives that have had and will continue to have an impact on our results of operations, including the development of new larger format Galleries, which we refer to as next generation Galleries, in a number of new locations, the optimization of our store sizes to better fit anticipated demand in a given market, the expansion of our product categories and services and changes in the ways in which we market with our Source Books. Although these initiatives are designed to create growth in our business and continuing improvement in our operating results, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operation in future periods, and we may not achieve the desired benefits. Opening next generation Galleries will require significant capital expenditures, and retail store closures may lead to charges including lease termination and other exit costs. These changes could affect our results of operation in future periods. In addition, the investments required to continue our strategic initiatives may have a negative impact on cash flows in future periods and could create pressure on our liquidity if we do not achieve the desired results from these initiatives in a timely manner. We expect that we will continue to incur significant capital expenditures as part of our initiative to open more next generation Galleries over the next several years, and that these expenditures will have an impact on our cash flows during this time. For fiscal 2014, we incurred total capital expenditures of $110.4 million. Additionally, we made payments of $9.3 million in fiscal 2014 to escrow accounts for future construction of certain next generation Galleries. We anticipate our gross capital expenditures to be approximately $140 million to $160 million for fiscal 2015, which we anticipate to be offset by approximately $10 million to $20 million due to landlord contributions and other capital inflows related to our real estate transformation and portfolio.

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

Fluctuation in Quarterly Results. Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and timing of Source Book releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. See “Risk Factors—Our operating results are subject to quarterly fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.”

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results, including:

Net Revenues. Net revenues reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Revenues are recognized upon receipt of product by our customers.

Gross Profit. Gross profit is equal to our net revenues less cost of goods sold. Gross profit as a percentage of our net revenues is referred to as gross margin. Cost of goods sold include the direct cost of purchased merchandise; inventory shrinkage, inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or market reserves; inbound freight; all freight costs to get merchandise to our stores; design, buying and allocation costs; occupancy costs related to store operations and supply chain, such as rent and common area maintenance for our leases classified as operating leases; depreciation and amortization of leasehold improvements, equipment and other assets in our stores and distribution centers; and all logistics costs associated with shipping product to our customers, which are only partially offset by shipping income collected from customers. We expect gross profit to increase to the extent that we successfully grow our net revenues and leverage the fixed portion of cost of goods sold.

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

Our gross profit may not be comparable to other specialty retailers, as some companies may not include all or a portion of the costs related to their distribution network and store occupancy in calculating gross profit as we and many other retailers do, but instead may include them in selling, general and administrative expenses. In addition, certain of our store leases are accounted for as build-to-suit lease transactions which result in our recording a portion of our rent payments under these agreements in interest expense on the consolidated statements of operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include all payroll and payroll related expenses, store expenses other than occupancy and expenses related to many of our operations at our corporate headquarters, including utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes Source Book production, mailing and print advertising costs. All store pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred. Selling, general and administrative expenses as a percentage of net revenues is usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.

Our recent revenue growth has been accompanied by increased selling, general and administrative expenses, excluding certain one-time and non-cash items discussed in “Basis of Presentation and Results of Operations” below. The most significant components of these increases are employment costs due to Company growth, advertising and marketing costs, credit card fees due to increased revenue and corporate occupancy costs associated with our corporate headquarters expansion and upgrade of our information technology systems. We expect these expenses to continue to increase as we continue to open new stores, develop new product categories and otherwise grow our business.

Adjusted Net Income. We believe that adjusted net income is a useful measure of operating performance, as the adjustments eliminate non-recurring and other items that are not reflective of underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. We also use adjusted net income as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations.

We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance.

Comparable Brand Revenue. We believe that comparable brand revenue is a meaningful and relevant non-GAAP metric to evaluate period-to-period changes in net revenue performance given the integrated multi-channel nature of our business, the synergies between our retail stores, websites and Source Books, and the fact that customers shop across all of these channels.

Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.

Prior to fiscal 2014, we utilized the comparable store sales metric when evaluating performance. However, we believe that comparable store sales is no longer the most useful basis for comparison of period-to-period sales performance because it is limited to retail store net revenues only and does not include Source Book and website sales which constitute a very large portion of our business and which sales channels are increasingly linked to the sales performance of retail stores.

As the comparable brand revenue metric includes changes in retail store net revenues (i.e. comparable store sales) on a period-to-period basis and also incorporates changes in net revenues resulting from Source Book and websites sales, we believe this metric provides better information to investors in terms of evaluating our business performance and a better basis to compare performance to that of key competitors.

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

The following table sets forth our statement of operations and other financial and operating data.

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(dollars in thousands, excluding per square foot store data)
Statement of Operations Data:
Net revenues	$1,867,422	$1,550,961	$1,193,046
Cost of goods sold	1,176,648	994,081	756,597

Gross profit	690,774	556,880	436,449
Selling, general and administrative expenses	525,048	502,029	505,485

Income (loss) from operations	165,726	54,851	(69,036)
Interest expense	17,551	5,733	5,776

Income (loss) before income taxes	148,175	49,118	(74,812)
Income tax expense (benefit)	57,173	30,923	(62,023)

Net income (loss)	$91,002	$18,195	$(12,789)

Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	50%	47%	46%
Growth in net revenues:
Stores (2)	14%	27%	20%
Direct	28%	33%	30%
Total	20%	30%	25%
Comparable brand revenue growth (3)	20%	31%	28%
Retail (4):
Retail stores open at beginning of period	70	71	74
Stores opened	3	2	5
Stores closed	6	3	8
Retail stores open at end of period	67	70	71
Retail sales per leased selling square foot (5)	$1,426	$1,395	$1,143
Total leased square footage at end of period (in thousands)	861	798	768
Total leased selling square footage at end of period (in thousands) (6)	607	554	501
Average leased square footage (in thousands) (7)	813	793	784
Average leased selling square footage (in thousands) (7)	567	522	504
Capital expenditures	$110,359	$93,868	$49,058

(1)	Direct revenues include sales through our Source Books and websites.
(2)	Stores data represents retail stores plus outlet stores.
(3)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Because fiscal 2012 was a 53-week year, comparable brand revenue growth percentage for fiscal 2012 excludes the extra week of revenue.
(4)	Retail data has been calculated based upon retail stores, which includes our Baby & Child Galleries and excludes outlet stores.
(5)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the average leased selling square footage for the period.

(6)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,500 square feet related to one owned store location.
(7)	Average square footage (leased or leased selling, as applicable) is calculated for each quarter by taking the total applicable square footage at the beginning of the quarter plus the total applicable square footage at the end of the quarter and dividing by two. Average square footage for periods of six, nine and twelve months is calculated by averaging the average square footage for the quarters within such periods.

The following table sets forth our consolidated statement of operations data as a percentage of total revenues.

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	63.0	64.1	63.4

Gross profit	37.0	35.9	36.6
Selling, general and administrative expenses	28.1	32.4	42.4

Income (loss) from operations	8.9	3.5	(5.8)
Interest expense	1.0	0.3	0.5

Income (loss) before income taxes	7.9	3.2	(6.3)
Income tax expense (benefit)	3.0	2.0	(5.2)

Net income (loss)	4.9%	1.2%	(1.1)%

We operate a fully integrated distribution model through our stores, Source Books and websites. The following table shows a summary of our Stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our Direct net revenues which include sales through our Source Books and websites.

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Stores	$933,179	$818,372	$643,306
Direct	934,243	732,589	549,740

Net revenues	$1,867,422	$1,550,961	$1,193,046

Fiscal 2014 Compared to Fiscal 2013

Net revenues

Net revenues increased $316.5 million, or 20.4%, to $1,867.4 million in fiscal 2014 compared to $1,551.0 million in fiscal 2013. We had 67 and 70 retail stores open at January 31, 2015 and February 1, 2014, respectively. Stores sales increased $114.8 million, or 14.0%, to $933.2 million in fiscal 2014 compared to $818.4 million in fiscal 2013. Direct sales increased $201.6 million, or 27.5%, to $934.2 million in fiscal 2014 compared to $732.6 million in fiscal 2013. The increase in net revenues was due to a combination of the continued strong sales of our existing product assortment, as well as the introduction of new products and the expansion of existing product assortment, which includes additional sizes, colors and fabrics of existing offerings. Comparable brand revenue growth was 20% in fiscal 2014 compared to 31% in fiscal 2013. The factors impacting the year-over-year comparability of our comparable brand revenue growth include strong customer response to the mailing of our large format Source Books introduced in 2013, the launch of our new 2014 assortment in our Galleries and on our websites, and our pricing and promotional strategy in fiscal 2014. We believe our brand awareness has increased and has allowed us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

Gross profit

Gross profit increased $133.9 million, or 24.0%, to $690.8 million in fiscal 2014 from $556.9 million in fiscal 2013. As a percentage of net revenues, gross margin increased 1.1% to 37.0% of net revenues in fiscal 2014 from 35.9% of net revenues in fiscal 2013.

The increase in gross margin was primarily driven by higher merchandise margins in our core business, improvements in our shipping costs, and leverage of our fixed retail occupancy costs. These increases were partially offset by higher outlet sales and deleverage in our supply chain occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $23.0 million, or 4.6%, to $525.0 million in fiscal 2014 compared to $502.0 million in fiscal 2013.

Selling, general and administrative expenses in fiscal 2014 included an approximately $8 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 18—Commitments and Contingencies in our consolidated financial statements.

Selling, general and administrative expenses in fiscal 2013 included: (i) a $33.7 million non-cash compensation charge related to the fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer, (ii) a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman in connection with the initial public offering, (iii) a $4.9 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards and (iv) $2.9 million of costs incurred in connection with our May 2013 and July 2013 follow-on offerings.

The increase in selling, general and administrative expenses, excluding the charge incurred in connection with a legal claim and the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs of $44.3 million due to company growth, an increase in advertising and marketing costs of $31.7 million associated with the increase in the page count of our 2014 Source Books, an increase in credit card fees of $7.2 million due to increased revenues and increases in corporate occupancy costs associated with our corporate headquarters expansion and upgrade of our information technology systems.

The decrease in selling, general and administrative expenses as a percentage of net revenues, excluding the charge incurred in connection with a legal claim and the one-time and non-cash compensations items mentioned above, was primarily driven by leverage in Gallery and distribution center employment, and by travel and entertainment expenses, professional fees and other corporate costs increasing at a lower rate than our growth in net revenues. These decreases were partially offset by advertising and marketing costs associated with the significant increase in the page count of our 2014 Source Books.

Interest expense

Interest expense was $17.6 million in fiscal 2014 and consisted of interest of $8.0 million non-cash amortization of the convertible senior notes debt discount, $5.5 million related to accounting for build-to-suit lease transactions under ASC 840, interest incurred under our revolving line of credit of $3.1 million, which includes standby and letter of credit interest, amortization of debt issuance costs and deferred financing fees of $1.3 million, interest of $0.9 million for notes payable for share repurchases and interest related to capital lease agreements of $0.4 million. In addition, we capitalized interest expense of $1.6 million for capital projects in fiscal 2014.

Interest expense was $5.7 million in fiscal 2013 and consisted of interest incurred under our revolving line of credit of $4.6 million, which includes standby and letter of credit interest, interest of $1.1 million related to accounting for build-to-suit lease transactions under ASC 840, amortization of deferred financing fees of $0.7 million, interest on capital leases of $0.1 million and interest of $0.1 million for notes payable for share repurchases. In addition, we capitalized interest expense of $0.9 million for capital projects in fiscal 2013.

Income tax expense

Income tax expense was $57.2 million in fiscal 2014 compared to $30.9 million in fiscal 2013. Our effective tax rate was 38.58% in fiscal 2014 compared to 62.96% in fiscal 2013. The decrease in the effective tax rate in fiscal 2014 was primarily due to the fact that the effective tax rate in fiscal 2013 was significantly impacted by our reporting a net loss before income taxes, non-deductible stock-based compensation and other non-deductible expenses.

Fiscal 2013 Compared to Fiscal 2012

Net revenues

Net revenues increased $357.9 million, or 30.0%, to $1,551.0 million in fiscal 2013 compared to $1,193.0 million in fiscal 2012. We had 70 and 71 retail stores open at February 1, 2014 and February 2, 2013, respectively. Stores sales increased $175.1 million, or 27.2%, to $818.4 million in fiscal 2013 compared to $643.3 million in fiscal 2012. Direct sales increased $182.8 million, or 33.3%, to $732.6 million in fiscal 2013 compared to $549.7 million in fiscal 2012. Comparable brand revenue growth was 31% in fiscal 2013 compared to 28% in fiscal 2012. We believe that the increase in comparable brand revenue was due primarily to a favorable reaction to our merchandise assortment, including the expansion of existing product categories, and the introduction of new product categories.

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

Selling, general and administrative expenses in fiscal 2013 included: (i) a $33.7 million non-cash compensation charge related to the one-time, fully vested option to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer, (ii) a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman in connection with the Reorganization and initial public offering, (iii) a $4.9 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards and (iv) $2.9 million of costs incurred in connection with our follow-on offerings in May 2013 and July 2013.

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

The improvement in selling, general and administrative expenses as a percentage of net revenues, excluding the charge incurred in connection with a legal claim and the one-time and non-cash compensations items mentioned above, was primarily driven by a decrease in advertising and marketing costs due to the change in the Source Book strategy.

Interest expense

Interest expense was $5.7 million in fiscal 2013 and consisted of interest incurred under our revolving line of credit of $4.6 million, which includes standby and letter of credit interest, interest of $1.1 million related to accounting for build-to-suit lease transactions under ASC 840, amortization of deferred financing fees of $0.7 million, interest on capital leases of $0.1 million and interest of $0.1 million for notes payable for share repurchases. In addition, we capitalized interest expense of $0.9 million for capital projects in fiscal 2013.

Interest expense was $5.8 million in fiscal 2012 and consisted of interest incurred under our revolving line of credit and term loan of $5.5 million, which includes standby and letter of credit interest, amortization of deferred financing fees of $0.7 million and interest on capital leases of $0.5 million. In addition, we capitalized interest expense of $0.9 million for capital projects in fiscal 2012.

Income tax expense (benefit)

Income tax expense increased $92.9 million to a $30.9 million expense in fiscal 2013 compared to a benefit of $62.0 million in fiscal 2012. Our effective tax rate was 62.96% in fiscal 2013 compared to 82.91% in fiscal 2012. The fiscal 2013 effective tax rate was significantly impacted by (i) non-deductible stock-based compensation and (ii) other non-deductible expenses. The fiscal 2012 effective tax rate was significantly impacted by (i) our reporting a loss before income taxes, (ii) the release of the U.S. valuation allowance against our net deferred tax assets, and (iii) non-deductible stock-based compensation. By the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits (adjusted for permanent differences) for the most recent three-year period, and this coupled with our business plan for profitability in future periods, provided assurance that our future tax benefits are more likely than not to be realized. Accordingly, in the fourth quarter of fiscal 2012 we released $57.2 million of our U.S. valuation allowance against net deferred tax assets.

Quarterly Results

The following table sets forth our historical quarterly consolidated statements of income for each of the last eight fiscal quarters ended through January 31, 2015. This quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8—Financial Statements and Supplementary Data.

Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and timing of Source Book releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. During these peak periods of working capital requirements, we have historically increased our borrowings under the Restoration Hardware, Inc. revolving line of credit. As such, results of a period shorter than a full year may not be indicative of results expected for the entire year.

	Fiscal 2013				Fiscal 2014
	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter	First Quarter (3)	Second Quarter (4)	Third Quarter (4)	Fourth Quarter (3) (4)
	(dollars in thousands)
Net revenues	$301,337	$382,098	$395,832	$471,694	$366,254	$433,766	$484,675	$582,727
Cost of goods sold	199,460	242,872	255,032	296,717	241,905	265,857	304,302	364,584

Gross profit	101,877	139,226	140,800	174,977	124,349	167,909	180,373	218,143
Selling, general, and administrative expenses	101,366	167,006	116,940	116,717	119,571	118,974	143,685	142,818

Income (loss) from operations	511	(27,780)	23,860	58,260	4,778	48,935	36,688	75,325
Interest expense	840	1,191	2,165	1,537	2,056	4,346	5,210	5,939

Income (loss) before income taxes	(329)	(28,971)	21,695	56,723	2,722	44,589	31,478	69,386
Income tax expense (benefit)	(168)	(11,136)	12,146	30,081	927	17,336	12,049	26,861

Net income (loss)	$(161)	$(17,835)	$9,549	$26,642	$1,795	$27,253	$19,429	$42,525

Adjusted net income (5)	$2,257	$19,793	$13,017	$34,034	$7,153	$27,699	$20,287	$42,497
Comparable brand revenue growth (6)	39%	30%	38%	24%	18%	13%	22%	24%

(1)	The first quarter of fiscal 2013 includes (i) a $3.3 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman and (ii) $0.8 million of costs incurred in connection with our follow-on offering in May 2013.
(2)	The second quarter of fiscal 2013 includes (i) a $33.7 million non-cash compensation charge related to the one-time, fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013, (ii) a $26.2 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman and (iii) $2.1 million of legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.

(3)	The first quarter of fiscal 2014 includes charges incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The fourth quarter of fiscal 2014 includes a reversal of estimated expenses associated with this matter based on a revision of estimated class member response. For additional information, refer to Note 18—Commitments and Contingencies in our consolidated financial statements.
(4)	The second, third and fourth quarters of fiscal 2014 include amortization of the debt discount related to the convertible debt offering in June 2014 of $1.6 million, $3.2 million and $3.2 million, respectively.
(5)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Fiscal 2013				Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net income (loss)	$(161)	$(17,835)	$9,549	$26,642	$1,795	$27,253	$19,429	$42,525
Adjustments pre-tax:
Legal claim (a)	—	—	—	—	9,200	—	—	(1,500)
Amortization of debt discount (b)	—	—	—	—	—	1,576	2,333	2,943
Non-cash compensation (c)	3,323	59,832	—	—	—	—	—	—
Follow-on offering fees (d)	767	2,128	—	—	—	—	—	—

Subtotal adjusted items	4,090	61,960	—	—	9,200	1,576	2,333	1,443
Impact of income tax items (e)	(1,672)	(24,332)	3,468	7,392	(3,842)	(1,130)	(1,475)	(1,471)

Adjusted net income	$2,257	$19,793	$13,017	$34,034	$7,153	$27,699	$20,287	$42,497

(a)	Represents charges incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The fourth quarter of fiscal 2014 includes a reversal of estimated expenses associated with this matter based on a revision of estimated class member response. For additional information, refer to Note 18—Commitments and Contingencies in our consolidated financial statements.
(b)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million principal amount of convertible senior notes that were issued in June 2014 (the “Notes”), we separated the Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity component as interest expense on the Notes over the term of the Notes. The equity component represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. Amounts are presented net of interest capitalized for capital projects of $0.9 million and $0.2 million during the third and fourth quarters of fiscal 2014, respectively.

(c)	Represents a non-cash compensation charge related to the performance-based vesting of certain shares granted in November 2012 to Gary Friedman, our Chairman and Chief Executive Officer, as well as the one-time, fully vested option granted to Mr. Friedman in July 2013.
(d)	Represents legal and other professional fees incurred in connection with our May 2013 and July 2013 follow-on offerings.
(e)	Assumes a normalized tax rate of 40% for all periods presented.

(6)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, payroll, Source Books and other Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts receivable, accounts payable and other current liabilities. Our working capital varies as a result of increases in our inventory levels and costs related to our Source Books. We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes and borrowing availability under the revolving line of credit or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 – 24 months. Our investments in capital expenditures for fiscal 2014 totaled $110.4 million. Additionally, we made payments of $9.3 million in fiscal 2014 to escrow accounts for future construction of certain next generation Galleries. We expect to have gross capital expenditures of approximately $140 million to $160 million in fiscal 2015, primarily related to our efforts to continue our growth and expansion, including construction of next generation Galleries and infrastructure investments. As an offset to gross capital expenditures, we anticipate receiving approximately $10 million to $20 million in landlord contributions and other capital inflows related to our real estate transformation and portfolio.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Provided by (used in) operating activities	$82,491	$87,521	$(3,864)
Used in investing activities	(200,548)	(93,868)	(49,368)
Provided by financing activities	253,800	11,505	53,052
Increase (decrease) in cash and cash equivalents	135,545	5,035	(158)
Cash and cash equivalents at end of period	148,934	13,389	8,354

Net Cash Provided By (Used In) Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For fiscal 2014, net cash provided by operating activities was $82.5 million and consisted of net income of $91.0 million and non-cash items of $47.1 million, offset by a decrease in working capital and other activities of $55.6 million. Working capital and other activities consisted primarily of increases in inventory of $106.0 million to support our revenue growth, increases in non-current assets of $6.0 million primarily related to an increase in deposits, as well as decreases in other current liabilities of $3.1 million related to payments made for federal and state taxes. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $25.5 million, increases in deferred revenue and customers deposits of $20.0 million due to the timing of shipments made at fiscal quarter end and increased special orders and decreases in prepaid expenses and other current assets of $15.1 million primarily due to a decrease in vendor deposits and capitalized Source Book costs.

For fiscal 2013, net cash provided by operating activities was $87.5 million and consisted of net income of $18.2 million and non-cash items of $99.2 million, offset by a decrease in working capital and other activities of $29.9 million. Non-cash items of $99.2 million include stock-based compensation expense of $67.6 million, depreciation and amortization of $27.7 million, and an increase in our deferred income tax of $5.6 million. The decrease in working capital and other activities consisted primarily of increases in inventory of $100.9 million to support our growth, increases in prepaid expenses of $22.8 million primarily due to an increase in vendor deposits and capitalized Source Book costs, and increases in accounts receivable of $5.0 million due to revenue growth and tenant improvements. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $57.3 million primarily due to timing of payments, increases in other current liabilities of $30.4 million due to federal and state tax liabilities and an increase in our customer return reserve, increases in deferred revenue and customer deposits of $7.3 million due to the timing of shipments made at fiscal year-end, as well as increases in deferred rent and lease incentives of $7.2 million primarily due to entering into new lease agreements for Galleries and new distribution center locations.

For fiscal 2012, net cash used in operating activities was $3.9 million and consisted of an increase in working capital and other activities of $73.0 million and a net loss of $12.8 million, offset by non-cash items of $81.9 million. Non-cash items of $81.9 million include a $92.0 million compensation charge related to equity activity at the time of the Reorganization, a compensation charge of $23.1 million related to the performance-based vesting of certain shares granted to Mr. Alberini and Mr. Friedman subsequent to the Reorganization and depreciation and amortization of $26.7 million, offset by the release of our U.S. valuation allowance in fiscal 2012 of $57.2 million and a decrease in our non-cash income tax adjustments of $4.7 million. The increase in working capital and other activities consisted primarily of increases in inventory of $107.5 million as part of our strategy to improve our inventory position to meet demand levels, prepaid expenses of $24.5 million primarily due to an increase in Source Book costs associated with the Source Book strategy and accounts receivable of $5.3 million due to timing of payments received related to our credit card receivables. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $36.2 million primarily due to timing of payments, increases in deferred revenue and customer deposits of $16.2 million due to the timing of shipments made at fiscal year end, as well as increases in deferred rent and lease incentives of $10.9 million primarily due to entering into new lease agreements for Galleries.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new store openings and improvements and in supply chain and systems infrastructure.

For fiscal 2014, net cash used in investing activities was $200.5 million primarily as a result of $110.4 million in investments in new stores, supply chain, information technology and systems infrastructure. During fiscal 2014, we made payments of $9.3 million to escrow accounts for future construction of certain Galleries. In addition, we made short-term and long-term investments in available-for-sale securities of $91.6 million, partially offset by maturities of such investments of $11.1 million.

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

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings related to the convertible notes offering, borrowing and repayments related to the revolving line of credit, term loan and capital contributions.

For fiscal 2014, net cash provided by financing activities was $253.8 million primarily due to the $350 million convertible senior notes issued in June 2014, which provided net proceeds of $311.7 million after taking into consideration the convertible note hedge and warrant transactions, as well as the debt issuance costs. Net proceeds from the exercise of stock options provided $16.4 million, excess tax benefits from the exercise of stock options provided $16.4 million and borrowings under build-to-suit lease transactions provided $1.8 million. The cash provided by these financing activities was partially offset by net repayments on the revolving line of credit of $85.4 million, cash paid for employee taxes related to net settlement of equity awards of $3.1 million, capitalized deferred financing fees related to the revolving line of credit amendment of $2.1 million and payments on capital lease obligations of $1.8 million.

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

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The debt discount will be amortized to interest expense using an effective interest rate of 4.51% over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In fiscal 2014, we recorded $8.0 million of interest expense related to the amortization of the debt discount.

In accounting for the debt issuance costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the term of the Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity. In fiscal 2014, we recorded $0.5 million related to the amortization of debt issuance costs.

Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the consolidated balance sheets.

Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the Notes, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of $171.98 per share. We received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax assets are included in non-current deferred tax assets on the consolidated balance sheets.

Revolving Line of Credit

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement (the “prior credit agreement”) with Bank of America, N.A., as administrative agent, and certain other lenders. On November 24, 2014, the existing credit agreement was amended and restated (the “amended and restated credit agreement”) to, among other things, increase the existing revolving line of credit by $182.5 million and eliminate the $15.0 million term loan facility under the existing credit agreement. Under the amended and restated credit agreement, the Company has the option to increase the amount of the revolving line of credit by up to an additional $200.0 million, subject to satisfaction of certain customary conditions at the time of such increase. As a result of the amended and restated credit agreement, unamortized deferred financing fees of $0.2 million related to the previous facility were expensed in fiscal 2014 and $0.9 million related to the previous facility will be amortized over the life of the new revolving line of credit, which has a maturity date of November 24, 2019.

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

The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio was approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of January 31, 2015, Restoration Hardware, Inc. was in compliance with all covenants of the amended and restated credit agreement, and if the availability under the amended and restated credit agreement was less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

On June 27, 2014, we paid off the principal balance and related interest under the prior credit agreement of $154.8 million using proceeds from the issuance of the convertible senior notes. As of January 31, 2015, Restoration Hardware, Inc. had no amounts outstanding under the amended and restated credit agreement. As of January 31, 2015, Restoration Hardware, Inc. had $401.3 million undrawn borrowing availability under the amended and restated credit agreement and had $20.2 million in outstanding letters of credit.

Contractual Obligations

As of January 31, 2015, our future contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	2015	2016–2017	2018–2019	Thereafter
	(in thousands)
Convertible senior notes	$350,000	$—	$—	$350,000	$—
Revolving line of credit (1)	—	—	—	—	—
Operating leases (2)	582,436	72,274	121,696	94,541	293,925
Other non-current obligations (3)	491,770	19,056	52,939	56,655	363,120
Capital lease obligations	17,224	1,223	2,212	2,243	11,546
Notes payable for share repurchases	19,285	—	—	893	18,392
Letters of credit	20,233	20,233	—	—	—

Total	$1,480,948	$112,786	$176,847	$504,332	$686,983

(1)	Under the amended and restated credit agreement, the revolving line of credit has a maturity date of November 24, 2019.
(2)	We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. Amounts above do not include estimated contingent rent due under operating leases of $1.8 million at January 31, 2015.
(3)	Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. In addition, includes approximately $8 million in fiscal 2015 related to our commitment to purchase real estate in Canada, the purchase of which is expected to close in June 2015.

Other Commitments

The Company enters into various cancellable commitments related to the procurement of merchandise inventory. As of January 31, 2015, these merchandise inventory purchase commitments were $377.6 million.

As of January 31, 2015, the liability of $1.1 million for unrecognized tax benefits associated with uncertain tax positions (refer to Note 12—Income Taxes in our consolidated financial statements) has not been included in the contractual obligations table above because we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of January 31, 2015.

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

Our customers may return purchased items for a refund. We provide an allowance for sales returns, net of cost of goods sold, based on historical return rates.

Merchandise Inventories

Our merchandise inventories are comprised of finished goods and are carried at the lower of cost or market, with cost determined on a weighted-average cost method and market determined based on the estimated net realizable value. To determine if the value of inventory should be marked down below original cost, we consider current and anticipated demand, customer preference and the merchandise age. The inventory value is adjusted periodically to reflect current market conditions, which requires management judgments that may significantly affect the ending inventory valuation, as well as gross margin. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or market reserves) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

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

Capitalized Catalog Costs

Capitalized catalog costs consist primarily of third-party incremental direct costs to prepare, print and distribute Source Books. Such costs are capitalized and amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual Source Book basis. Estimated future revenues are based upon various factors such as the total number of Source Books and pages circulated, the probability and magnitude of consumer response and the merchandise assortment offered. Each Source Book is generally fully amortized within a twelve-month period after they are mailed and the majority of the amortization occurs within the first six to ten months, with the exception of the Holiday Source Books, which are generally fully amortized within a six-month period after they are mailed. Capitalized catalog costs are evaluated for realizability on a regular basis by comparing the carrying amount associated with each Source Book to the estimated probable remaining future sales associated with that Source Book.

Our catalog amortization calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and the probability and magnitude of consumer response to certain Source Books and merchandise assortment offered. If actual revenues associated with our Source Books differ from our original estimates, we adjust our catalog amortization schedules accordingly. We do not believe that changes in the assumptions used in these estimates would have a significant effect on our net income as changes in the assumptions do not impact the total cost of the Source Books to be amortized. However, changes in the assumptions could impact the timing of the future catalog amortization expense recorded to the consolidated statement of operations.

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

We qualitatively assess goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During fiscal 2014, we performed a qualitative analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of our goodwill for impairment.

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

Our tests for impairment of goodwill resulted in a determination that the fair value of the Company substantially exceeded the carrying value of our net assets as of January 31, 2015. We do not anticipate any material impairment charges in the near term.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

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

Lease Accounting

We lease stores, distribution facilities, office space and, less significantly, certain machinery and equipment. We classify leases at the inception of the lease as a capital lease or an operating lease.

Build-to-Suit Lease Transactions

We are sometimes involved in the construction of leased stores, which, depending on the extent to which we are involved, we may be the “deemed owner” of the leased premises for accounting purposes during the construction period pursuant to ASC 840—Leases (“ASC 840”). If we are the “deemed owner” for accounting purposes, upon commencement of the construction project, we are required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on our consolidated balance sheets. Upon completion of the construction project, we perform a sale-leaseback analysis to determine if we do not have any forms of “continuing involvement” and therefore can remove the assets and related liabilities from our consolidated balance sheets. If the assets and related liabilities cannot be removed from our consolidated balance sheets, we account for the transactions as a financing lease. These lease transactions are referred to as build-to-suit lease transactions.

Rent expense relating to the land is recognized on a straight-line basis once construction begins, which is determined using the fair value of the leased land at construction commencement and our incremental borrowing rate. Once cash payments commence under the lease, all amounts in excess of land rent expense are recorded as a debt-service payment and are recognized as interest expense and a reduction of the financing obligation.

Similar to capital leases, the expense recorded within the consolidated statements of operations over the lease term is equal to the cash rent payments made under the lease. The primary difference in the consolidated statements of operations between build-to-suit lease transactions and operating leases is the timing of recognition and the classification of expenses. Expenses related to operating leases are classified as rent expense compared to expenses related to build-to-suit lease transactions which are classified as a combination of rent expense, depreciation expense and interest expense.

Operating and Capital Leases

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

Certain of our property and equipment are held under capital leases. These assets are included in property and equipment and depreciated over the lesser of the useful life of the asset or the lease term. For buildings held under capital leases, unless the fair value of the land at lease inception exceeds 25% of the aggregate fair value of the leased land and buildings, rent payments under the leases are recognized using the effective interest method as a reduction of the capital lease obligation and interest expense. Pursuant to ASC 840, at lease inception, if the fair value of the underlying land exceeds 25% of the fair value of the real estate (land and buildings), we allocate a portion of the cash payments under the lease to land rent expense equal to the product of the fair value of the leased land at construction commencement and our incremental borrowing rate. The remaining cash payment is treated as debt-service payments and recognized as a reduction of the capital lease obligation and an increase in interest expense.

All other leases are considered operating leases in accordance with ASC 840. Assets subject to an operating lease and the related lease payments are not recorded on the consolidated balance sheets. For leases that contain lease incentives, premiums and minimum rent expenses, we recognize rent expense on a straight-line basis over the lease term. Tenant improvement allowances received from landlords under operating leases are recorded as deferred rent, reported as a non-current liability on the consolidated balance sheets, and are amortized on a straight-line basis over the lease term, including the construction period.

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

By the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits (adjusted for permanent items) for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, coupled with our business plan for profitability in future periods, provided assurance that our future tax benefits are more likely than not to be realized. Accordingly, in the fourth quarter of fiscal 2012, we released all of our U.S. valuation allowance against net deferred tax assets, resulting in a $57.2 million benefit in our provision for income taxes. At January 31, 2015, we have retained a valuation allowance totaling $0.2 million against deferred tax assets for our Shanghai operations.

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued an Accounting Standards Update 2013-11—Income Taxes (Topic 740), which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this guidance in the first quarter of fiscal 2014 and adoption did not have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in prior guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016 (our first quarter of fiscal 2017). We do not currently believe the guidance will have a material impact on our consolidated financial statements.

Consolidation Accounting

In February 2015, the FASB issued Accounting Standards Update No. 2015-02—Amendments to the Consolidation Analysis (Topic 810), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the guidance are effective for fiscal years and interim periods within those years beginning after December 15, 2015 (our first quarter of fiscal 2016), with early adoption permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

Our investments include cash, cash equivalents and both short-term and long-term investments including investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, municipal and government agency obligations and guaranteed obligations of the U.S. government. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. We believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At January 31, 2015, there were no amounts outstanding under the revolving line of credit. As of January 31, 2015, we had $401.3 million undrawn borrowing availability under the revolving line of credit and had $20.2 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the year ended January 31, 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of January 31, 2015, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions was initially $171.98 per share. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial.

Item 8.	Financial Statements and Supplementary Data

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$148,934	$13,389
Short-term investments	62,168	—
Accounts receivable—net	25,965	22,028
Merchandise inventories	559,297	453,845
Current deferred tax assets	27,904	21,400
Prepaid expense and other current assets	87,976	103,153

Total current assets	912,244	613,815

Long-term investments	18,338	—
Property and equipment—net	390,844	214,909
Goodwill	124,424	122,424
Trademarks and domain names	47,863	47,410
Other intangible assets—net	691	1,298
Non-current deferred tax assets	8,689	16,980
Other non-current assets	22,906	8,267

Total assets	$1,525,999	$1,025,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$235,159	$206,778
Deferred revenue and customer deposits	73,550	53,595
Current deferred tax liabilities	133	145
Other current liabilities	35,587	56,930

Total current liabilities	344,429	317,448

Convertible senior notes—net	284,388	—
Financing obligations under build-to-suit lease transactions	124,770	33,165
Revolving line of credit	—	85,425
Deferred rent and lease incentives	40,552	37,727
Other non-current obligations	28,944	6,066

Total liabilities	823,083	479,831

Commitments and contingencies (Note 18)	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of January 31, 2015 and February 1, 2014	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 40,184,803 shares issued and 39,892,540 shares outstanding as of January 31, 2015; 39,165,117 shares issued and 39,124,764 shares outstanding as of February 1, 2014	4	4
Additional paid-in capital	668,989	584,641
Accumulated other comprehensive income (loss)	(502)	629
Retained earnings (accumulated deficit)	53,710	(37,292)
Treasury stock—at cost, 292,263 shares and 40,353 shares as of January 31, 2015 and February 1, 2014, respectively	(19,285)	(2,710)

Total stockholders’ equity	702,916	545,272

Total liabilities and stockholders’ equity	$1,525,999	$1,025,103

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net revenues	$1,867,422	$1,550,961	$1,193,046
Cost of goods sold	1,176,648	994,081	756,597

Gross profit	690,774	556,880	436,449
Selling, general and administrative expenses	525,048	502,029	505,485

Income (loss) from operations	165,726	54,851	(69,036)
Interest expense	17,551	5,733	5,776

Income (loss) before income taxes	148,175	49,118	(74,812)
Income tax expense (benefit)	57,173	30,923	(62,023)

Net income (loss)	$91,002	$18,195	$(12,789)

Weighted-average shares used in computing basic net income (loss) per share	39,457,491	38,671,564	9,428,828
Basic net income (loss) per share	$2.31	$0.47	$(1.36)
Weighted-average shares used in computing diluted net income (loss) per share	41,378,210	40,416,630	9,428,828
Diluted net income (loss) per share	$2.20	$0.45	$(1.36)

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income (loss)	$91,002	$18,195	$(12,789)
Gains (losses) from foreign currency translation	(1,143)	(582)	61
Net unrealized holding gains (losses) on available-for-sale investments	12	—	—

Total comprehensive income (loss)	$89,871	$17,613	$(12,728)

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances—January 28, 2012	1,000	$—	$292,011	$1,150	$(42,698)	—	$—	$250,463
Stock-based compensation	—	—	116,183	—	—	—	—	116,183
Conversion of Restoration Hardware Holdings, Inc. common stock upon Reorganization	(1,000)	—	—	—	—	—	—	—
Issuance of common stock upon Reorganization	32,188,891	3	(3)	—	—	—	—	—
Issuance of common stock—net of issuance costs	4,782,609	1	97,692	—	—	—	—	97,693
Vesting of stock awards	996,135	—	—	—	—	—	—	—
Net loss	—	—	—	—	(12,789)	—	—	(12,789)
Gains (losses) from foreign currency translation	—	—	—	61	—	—	—	61

Balances—February 2, 2013	37,967,635	4	505,883	1,211	(55,487)	—	—	451,611
Stock-based compensation	—	—	67,622	—	—	—	—	67,622
Issuance of restricted stock	6,667	—	—	—	—	—	—	—
Vested and delivered restricted stock units	4,161	—	(178)	—	—	—	—	(178)
Exercise of stock options—including tax benefit	298,038	—	11,314	—	—	—	—	11,314
Repurchases of common stock	(40,353)	—	—	—	—	40,353	(2,710)	(2,710)
Vesting of stock awards	888,616	—	—	—	—	—	—	—
Net income	—	—	—	—	18,195	—	—	18,195
Gains (losses) from foreign currency translation	—	—	—	(582)	—	—	—	(582)

Balances—February 1, 2014	39,124,764	4	584,641	629	(37,292)	40,353	(2,710)	545,272
Stock-based compensation	—	—	17,072	—	—	—	—	17,072
Issuance of restricted stock	7,592	—	—	—	—	—	—	—
Vested and delivered restricted stock units	56,003	—	(2,795)	—	—	—	—	(2,795)
Exercise of stock options—including tax benefit	956,091	—	32,500	—	—	—	—	32,500
Repurchases of common stock	(251,910)	—	—	—	—	251,910	(16,575)	(16,575)
Equity component value of convertible note issuance—net	—	—	70,506	—	—	—	—	70,506
Sale of common stock warrant	—	—	40,390	—	—	—	—	40,390
Purchase of convertible note hedge	—	—	(73,325)	—	—	—	—	(73,325)
Net income	—	—	—	—	91,002	—	—	91,002
Gains (losses) from foreign currency translation	—	—	—	(1,143)	—	—	—	(1,143)
Net unrealized holding gains on investments	—	—	—	12	—	—	—	12

Balances—January 31, 2015	39,892,540	$4	$668,989	$(502)	$53,710	292,263	$(19,285)	$702,916

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$91,002	$18,195	$(12,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,463	27,654	26,748
Impairment of long-lived assets	—	1,385	—
Amortization of debt discount	7,969	—	—
Excess tax benefit from exercise of stock options	(16,421)	(3,685)	—
Stock-based compensation expense	17,072	67,622	116,183
Release of valuation allowance	—	—	(57,185)
Deferred income taxes	2,693	5,602	(4,686)
Amortization of deferred financing fees and debt issuance costs	1,342	671	863
Change in assets and liabilities:
Accounts receivable	(3,991)	(4,995)	(5,282)
Merchandise inventories	(106,036)	(100,937)	(107,454)
Prepaid expenses	15,123	(22,819)	(24,454)
Other assets	(6,030)	(3,129)	(371)
Accounts payable and accrued expenses	25,470	57,318	36,154
Deferred revenue and customer deposits	19,955	8,750	16,223
Other current liabilities	(3,131)	28,883	2,690
Deferred rent and lease incentives	3,574	7,196	10,923
Other non-current obligations	(563)	(190)	(1,427)

Net cash provided by (used in) operating activities	82,491	87,521	(3,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(110,359)	(93,868)	(49,058)
Construction related deposits	(9,250)	—	—
Purchase of trademarks and domain names	(453)	—	(310)
Purchase of investments	(91,604)	—	—
Maturities of investments	11,118	—	—

Net cash used in investing activities	(200,548)	(93,868)	(49,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	749,945	1,670,876	1,344,468
Gross repayments under revolving line of credit	(835,370)	(1,667,952)	(1,369,469)
Repayment of term loan	—	—	(15,000)
Revolving line of credit deferred financing fees	(2,133)	—	(426)
Proceeds from issuance of convertible senior notes	350,000	—	—
Proceeds from issuance of warrants	40,390	—	—
Purchase of convertible notes hedges	(73,325)	—	—
Debt issuance costs related to convertible senior notes	(5,385)	—	—
Borrowings under build-to-suit lease transactions	1,776	—	—
Payments on capital leases	(1,803)	(2,555)	(4,214)
Proceeds from exercise of stock options	16,400	7,629	—
Excess tax benefit from exercise of stock options	16,421	3,685	—
Tax withholdings related to issuance of stock-based awards	(3,116)	(178)	—
Proceeds from issuance of common stock—net of issuance costs	—	—	97,693

Net cash provided by financing activities	253,800	11,505	53,052

Effects of foreign currency exchange rate translation	(198)	(123)	22

Net increase (decrease) in cash and cash equivalents	135,545	5,035	(158)
Cash and cash equivalents
Beginning of period	13,389	8,354	8,512

End of period	$148,934	$13,389	$8,354

Cash paid for interest	$8,611	$5,038	$5,382
Cash paid for taxes	60,121	1,521	1,861
Non-cash transactions:
Building acquired under capital lease	6,798	—	—
Property and equipment acquired under capital lease	38	238	—
Property and equipment acquired under build-to-suit lease transactions	89,829	33,494	—
Property and equipment additions in accounts payable and accrued expenses at period-end	10,875	4,204	3,505
Issuance of non-current notes payable related to share repurchases from former employees	16,575	2,710	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. These products are sold through the Company’s stores, catalogs and websites. As of January 31, 2015, the Company operated a total of 67 retail stores and 17 outlet stores in 29 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

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

Acquisition

On February 3, 2014, the Company completed a business acquisition from an entity that is owned by an employee of the Company for an aggregate purchase price of $2.5 million. The Company accounted for this acquisition utilizing the purchase method. In accordance with the purchase method, all assets and liabilities were recorded at fair value, including goodwill and other intangible assets acquired. Goodwill and other intangible assets related to this acquisition are included in these consolidated financial statements.

Convertible Senior Notes

On June 18, 2014, the Company issued $350 million principal amount of 0.00% convertible senior notes due 2019 in a private offering. In connection with the issuance of these notes, the Company entered into convertible note hedge transactions for which it paid an aggregate $73.3 million. In addition, the Company sold warrants for which it received aggregate proceeds of $40.4 million. Taken together, the Company received total cash proceeds of $311.7 million, net of the initial purchasers’ discounts and commissions and offering costs of $5.4 million. Refer to Note 9—Convertible Senior Notes.

Credit Agreement

On November 24, 2014, Restoration Hardware, Inc. and its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a Tenth Amended and Restated Credit Agreement, dated as of November 24, 2014, among Restoration Hardware, Inc. and Restoration Hardware Canada, Inc., as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent. This agreement amended and restated the Ninth Amended and Restated Credit Agreement dated as of August 3, 2011, as amended. Refer to Note 10—Line of Credit.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. This reclassification had no effect on the previously reported consolidated results of operations, financial position or cash flows.

Fiscal Years

The Company’s fiscal year ends on the Saturday closest to January 31. As a result, the Company’s fiscal year may include 53 weeks. The fiscal years ended January 31, 2015 (“fiscal 2014”) and February 1, 2014 (“fiscal 2013”) each consisted of 52 weeks. The fiscal year ended February 2, 2013 (“fiscal 2012”) consisted of 53 weeks.

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

Revision of Prior Period Financial Statement Disclosures

Allowance for Sales Returns

During fiscal 2014, the Company identified an error related to its fiscal 2013 and fiscal 2012 allowance for sales returns footnote rollforward disclosure. The Company included merchandise exchanges within the provision for sales returns and actual returns activity in the footnote rollforward, however, merchandise exchanges are not considered returns and should have been excluded from the allowance for sales returns rollforward. This error did not impact the consolidated balance sheets, consolidated statements of operations or the consolidated statements of cash flows for any period.

As a result, the Company has revised its allowance for sales returns rollforward for both fiscal 2013 and fiscal 2012 in the table below (in thousands):

	Year Ended
	February 1, 2014		February 2, 2013
	As Reported	As Revised	As Reported	As Revised
Balance at beginning of fiscal year	$5,206	$5,206	$3,181	$3,181
Provision for sales returns	165,470	86,541	134,909	84,783
Actual sales returns	(158,534)	(79,605)	(132,884)	(82,758)

Balance at end of fiscal year	$12,142	$12,142	$5,206	$5,206

Property and Equipment

During fiscal 2014, the Company identified an error related to its fiscal 2013 property and equipment footnote disclosure which resulted in an overstatement of both the property and equipment cost and related accumulated depreciation in the property and equipment footnote. This error did not impact the consolidated balance sheets, consolidated statements of operations or the consolidated statements of cash flows for any period.

As a result, the Company has revised its property and equipment disclosure for fiscal 2013 in the table below (in thousands):

	February 1, 2014
	As Reported	As Revised
Leasehold improvements	$222,831	$194,662
Computer software	50,005	47,243
Furniture, fixtures and equipment	35,419	30,524
Machinery and equipment	11,374	7,439
Land	5,396	5,396
Building	2,205	2,205
Build-to-suit property	33,496	33,496
Equipment under capital leases	6,222	9,809

Total property and equipment	366,948	330,774
Less—accumulated depreciation and amortization	(152,039)	(115,865)

Total property and equipment—net	$214,909	$214,909

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Investments

All of the Company’s investments are classified as available-for-sale and are carried at fair value. The Company invests excess cash primarily in investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, municipal and government agency obligations and guaranteed obligations of the U.S. government, all of which are subject to minimal credit and market risks. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized holding gains and losses, net of tax, are recorded in accumulated other comprehensive income (loss) on the consolidated statements of stockholders’ equity until realized. Realized gains and losses are included in selling, general and administrative expenses on the consolidated statements of operations. Interest income, dividends, amortization and accretion of purchase premiums and discounts on investments are included in interest expense in the consolidated statements of operations.

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions in both U.S. dollar and Canadian dollar denominations. Accounts at the U.S. institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and accounts at the Canadian institutions are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian dollars. As of January 31, 2015 and February 1, 2014, and at various time throughout these fiscal years, the Company had cash in financial institutions in excess of the amount insured by the FDIC and CDIC. The Company performs ongoing evaluations of these institutions to limit its concentration of credit risk.

Accounts Receivable

Accounts receivable consist primarily of receivables from the Company’s credit card processors for sales transactions and tenant improvement allowances from the Company’s landlords in connection with new leases. Accounts receivable is presented net of allowance for doubtful accounts, which is recorded on a specific identification basis. The allowance for doubtful accounts was $2.3 million and $1.6 million as of January 31, 2015 and February 1, 2014, respectively.

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

Due to these factors, the Company’s obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from the Company’s original estimates, the Company will adjust its inventory reserves accordingly throughout the period. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on the Company’s net income or inventory balances. The Company’s inventory reserve balances were $14.6 million and $9.3 million as of January 31, 2015 and February 1, 2014, respectively.

Advertising Expenses

Advertising expenses primarily represent the costs associated with the Company’s catalog mailings, as well as print and website marketing. Total advertising costs, recorded in selling, general and administrative expenses, were $114.7 million, $83.0 million, and $98.8 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

Capitalized Catalog Costs

Capitalized catalog costs consist primarily of third-party incremental direct costs to prepare, print and distribute Source Books. Such costs are capitalized and amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual Source Book basis. Estimated future revenues are based upon various factors such as the total number of Source Books and pages circulated, the probability and magnitude of consumer response and the merchandise assortment offered. Each Source Book is generally fully amortized within a twelve-month period after they are mailed and the majority of the amortization occurs within the first six to ten months, with the exception of the Holiday Source Books, which are generally fully amortized within a six-month period after they are mailed. Capitalized catalog costs are evaluated for realizability on a regular basis by comparing the carrying amount associated with each Source Book to the estimated probable remaining future sales associated with that Source Book.

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

The Company had $46.9 million and $49.3 million of capitalized catalog costs that are included in prepaid expense and other current assets on the consolidated balance sheets as of January 31, 2015, and February 1, 2014, respectively.

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

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method, generally using the following useful lives:

Category of Property and Equipment	Useful Life
Building	40 years
Furniture, fixtures and equipment	3 to 7 years
Machinery and equipment	3 to 5 years
Computer software	3 to 7 years

The cost of leasehold improvements and lease acquisitions is amortized over the lesser of the useful life of the asset or the applicable lease term.

The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use and interest expense is being incurred. The Company capitalized interest of $1.6 million, $0.9 million and $0.9 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. During fiscal 2014, $1.1 million of the $1.6 million capitalized interest relates to capitalization of non-cash interest associated with the amortization of the debt discount associated with the convertible senior notes.

Property and equipment acquired under non-cancelable leases, which meet the criteria of capital leases, are capitalized and amortized over the lesser of the useful life of the asset or the lease term. For buildings held under capital lease, unless the fair value of the land at lease inception exceeds 25% of the aggregate fair value of the leased land and building, rent payments under the leases are recognized using the effective interest method as a reduction of the capital lease obligation and interest expense. Pursuant to ASC 840, at lease inception, if the fair value of the underlying land exceeds 25% of the fair value of the real estate (land and building), the Company allocates a portion of the cash payments under the lease to land rent expense equal to the product of the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate. The remaining cash payment is treated as debt-service payments and recognized as a reduction of the capital lease obligation and an increase in interest expense.

The land purchased by the Company is recorded at cost and is a non-depreciable asset.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Intangible Assets

Intangible assets reflect the value assigned to trademarks, domain names, core technologies and the fair market value of the Company’s leases. The Company does not amortize trademarks and domain names as the Company defines the life of these assets as indefinite.

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

The Company qualitatively assesses goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During fiscal 2014, the Company performed a qualitative analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of the Company’s goodwill for impairment.

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

The Company’s tests for impairment of goodwill resulted in a determination that the fair value of the Company substantially exceeded the carrying value of the Company’s net assets in fiscal 2014 and fiscal 2013. No impairment to goodwill has been recorded in any period.

Trademarks and Domain Names

The Company annually evaluates whether trademarks and domain names continue to have an indefinite life. Trademarks and domain names are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

The Company qualitatively assesses indefinite-lived intangible asset impairment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. During fiscal 2014, the Company performed a qualitative analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the asset’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of the Company’s trademarks or domain names for impairment.

If trademarks and domain names are not qualitatively assessed or if trademarks and domain names are qualitatively assessed and it is determined it is not more likely than not that the asset’s fair value is greater than its carrying amount, an impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected future cash flows.

The Company tested the trademarks and domain names for impairment and concluded that there has been no impairment in any period.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.

The Company evaluates long-lived tangible assets at an individual store level, which is the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets and other long-lived assets that are not store-specific at the consolidated level.

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

The Company recorded an impairment charge in fiscal 2013 of $1.4 million related to the underperformance of a stand-alone Baby & Child Gallery, which is included in selling, general and administrative expenses on the consolidated statements of operations. The Company did not record an impairment charge on long-lived assets in fiscal 2014 or fiscal 2012.

Lease Accounting

The Company leases stores, distribution facilities, office space and, less significantly, certain machinery and equipment. The Company classifies leases at the inception of the lease as a capital lease or an operating lease.

Build-to-Suit Lease Transactions

The Company is sometimes involved in the construction of leased stores, which, depending on the extent to which it is involved, the Company may be the “deemed owner” of the leased premises for accounting purposes during the construction period pursuant to Accounting Standards Codification (“ASC”) 840—Leases (“ASC 840”). If the Company is the “deemed owner” for accounting purposes, upon commencement of the construction project, it is required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on its consolidated balance sheets. Upon completion of the construction project, the Company performs a sale-leaseback analysis to determine if it does not have any forms of “continuing involvement” and therefore can remove the assets and related liabilities from its consolidated balance sheets. If the assets and related liabilities cannot be removed from the Company’s consolidated balance sheets, the Company accounts for the transactions as a financing lease. These lease transactions are referred to as build-to-suit lease transactions.

Rent expense relating to the land is recognized on a straight-line basis once construction begins, which is determined using the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate. Once cash payments commence under the lease, all amounts in excess of land rent expense are recorded as a debt-service payment and are recognized as interest expense and a reduction of the financing obligation.

Similar to capital leases, the expense recorded within the consolidated statements of operations over the lease term is equal to the cash rent payments made under the lease. The primary difference in the consolidated statements of operations between build-to-suit lease transactions and operating leases is the timing of recognition and the classification of expenses. Expenses related to operating leases are classified as rent expense compared to expenses related to build-to-suit lease transactions which are classified as a combination of rent expense, depreciation expense and interest expense.

Operating and Capital Leases

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

Certain of the Company’s property and equipment are held under capital leases. These assets are included in property and equipment and depreciated over the lesser of the useful life of the asset or the lease term. For buildings held under capital leases, unless the fair value of the land at lease inception exceeds 25% of the aggregate fair value of the leased land and buildings, rent payments under the leases are recognized using the effective interest method as a reduction of the capital lease obligation and interest expense. Pursuant to ASC 840, at lease inception, if the fair value of the underlying land exceeds 25% of the fair value of the real estate (land and buildings), the Company allocates a portion of the cash payments under the lease to land rent expense equal to the product of the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate. The remaining cash payment is treated as debt-service payments and recognized as a reduction of the capital lease obligation and an increase in interest expense.

All other leases are considered operating leases in accordance with ASC 840. Assets subject to an operating lease and the related lease payments are not recorded on the consolidated balance sheets. For leases that contain lease incentives, premiums and minimum rent expenses, the Company recognizes rent expense on a straight-line basis over the lease term. Tenant improvement allowances received from landlords under operating leases are recorded as deferred rent, reported as a non-current liability on the consolidated balance sheets, and are amortized on a straight-line basis over the lease term, including the construction period.

Debt Issuance Costs

The Company capitalizes debt issuance costs related to its convertible senior notes and revolving line of credit. Capitalized costs are included in other assets on the consolidated balance sheets as deferred financing fees and amortization of such fees are included in interest expense on the consolidated statements of operations. Deferred financing fees related to the convertible senior notes are amortized utilizing the effective interest method. Deferred financing fees related to the revolving line of credit are amortized utilizing the straight-line method.

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

A summary of the allowance for sales returns, presented net of cost of goods sold, is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
		As Revised (1)
Balance at beginning of fiscal year	$12,142	$5,206	$3,181
Provision for sales returns	87,217	86,541	84,783
Actual sales returns	(89,124)	(79,605)	(82,758)

Balance at end of fiscal year	$10,235	$12,142	$5,206

(1)	Refer to discussion in Revision of Prior Period Financial Statement Disclosures above.

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

Gift Cards, Gift Certificates and Merchandise Credits

The Company sells gift cards, gift certificates and issues merchandise credits to its customers in its stores and through its websites and product catalogs. Such gift cards, gift certificates and merchandise credits do not have expiration dates. Revenue associated with gift cards, gift certificates and merchandise credits is deferred until either (i) redemption of the gift cards, gift certificate and merchandise credits or (ii) when the likelihood of redemption is remote and there exists no legal obligation to remit the value of unredeemed gift cards, gift certificates or merchandise credits to the relevant jurisdictions (breakage). The breakage rate is based on monitoring of cards and certificates issued, actual card and certificate redemptions and the Company’s analysis of when it believes it is remote that redemptions will occur.

Redeemed gift cards, gift certificates and merchandise credits are recorded in net revenues. Breakage resulted in a reduction of selling, general and administrative expenses on the consolidated statements of operations of $3.1 million, $2.9 million, and $1.8 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

Self Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has a managed self insurance program related to claims filed. Expenses related to this self insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The Company had liabilities of $3.0 million and $1.7 million related to health care coverage as of January 31, 2015 and February 1, 2014, respectively.

The Company is self-insured for all workers’ compensation claims related to incidents incurred after November 1, 2013 and prior to November 1, 2007. The Company had liabilities of $2.6 million and $1.7 million related to workers’ compensation claims as of January 31, 2015 and February 1, 2014, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation in the consolidated financial statements as compensation expense over the requisite service period. In addition, excess tax benefits related to stock-based compensation awards are reflected as financing cash flows. For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of the Company’s stock on the date of grant. The fair value of each option award granted under the Company’s award plans subsequent to its initial public offering is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following assumptions:

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

Prior to the Reorganization, Home Holdings had granted performance-based units that vested and became deliverable upon achievement or satisfaction of performance conditions specified in the performance agreement or upon the return on investment attained by certain of the equity investors in Home Holdings at defined liquidity events, including an initial public offering or certain sale or merger transactions. The Company estimated the fair value of performance-based units awarded to employees at the grant date based on the fair value of the Company on such date. The Company also considered the probability of achieving the established performance targets in determining its stock-based compensation with respect to these awards. The Company recognizes compensation cost over the performance period. When the performance is related to a specific event occurring in the future, the Company recognizes the full expense at the time of the event. At the time of the Reorganization, these performance-based units were replaced with shares of the Company’s common stock with substantially similar restrictions, terms and conditions. Refer to Note 15—Stock-Based Compensation.

Cost of Goods Sold

Cost of goods sold includes, but is not limited to, the direct cost of purchased merchandise, inventory shrinkage, inventory reserves and write-downs, inbound freight, all freight costs to get merchandise to the

Company’s stores, design and buying costs, occupancy costs related to store operations and supply chain, such as rent, property tax and common area maintenance, depreciation and amortization, and all logistics costs associated with shipping product to customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, store expenses other than occupancy and expenses related to many of the Company’s operations at its corporate headquarters, including utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes catalog production, mailing and print advertising costs. All store pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred.

Selling, general and administrative expenses for fiscal 2014 included an approximately $8 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 18—Commitments and Contingencies.

Selling, general and administrative expenses for fiscal 2013 include a $33.7 million non-cash compensation charged related to the one-time, fully vested option granted to Gary Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013, a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman, a $4.9 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards and $2.9 million of costs incurred in connection with the Company’s follow-on offerings in May 2013 and July 2013.

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

Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of other comprehensive income consist of gains (losses) on foreign currency translation, net of tax, and net unrealized holding gains (losses) on investments, net of tax.

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States of America. Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheets and revenues and expenses are translated at average rates of exchange for the period. The related translation gains (losses) are reflected in the accumulated other comprehensive income (loss) section of the consolidated statements of stockholders’ equity. Foreign currency gains (losses) resulting from foreign currency transactions are included in selling, general and administrative expenses on the consolidated statements of operations and are not material for all periods presented.

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

Revenue from Contracts with Customers

In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in prior guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017). The Company does not currently believe this guidance will have a material impact on its consolidated financial statements.

Consolidation Accounting

In February 2015, the FASB issued Accounting Standards Update No. 2015-02—Amendments to the Consolidation Analysis (Topic 810), which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the guidance are effective for fiscal years and interim periods within those years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2016), with early adoption permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Capitalized catalog costs	$46,911	$49,274
Vendor deposits	21,585	36,694
Prepaid expense and other current assets	19,480	17,185

Total prepaid expense and other current assets	$87,976	$103,153

Other non-current assets consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Construction related deposits	$9,250	$—
Other deposits	6,193	4,688
Deferred financing fees and convertible debt issuance costs	3,670	1,677
Other non-current assets	3,793	1,902

Total other non-current assets	$22,906	$8,267

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	January 31, 2015	February 1, 2014
		As Revised (1)
Leasehold improvements (2)	$280,602	$194,662
Computer software	60,650	47,243
Furniture, fixtures and equipment	37,365	30,524
Machinery and equipment	15,013	7,439
Land	5,396	5,396
Building	2,205	2,205
Build-to-suit property (3)	125,082	33,496
Building and equipment under capital leases	7,937	9,809

Total property and equipment	534,250	330,774
Less—accumulated depreciation and amortization (4)	(143,406)	(115,865)

Total property and equipment—net	$390,844	$214,909

(1)	Refer to Note 3—Significant Accounting Policies.
(2)	Leasehold improvements include construction in progress of $47.7 million and $35.2 million as of January 31, 2015, and February 1, 2014, respectively.
(3)	The Company capitalizes assets and records a corresponding non-current liability for build-to-suit lease transactions where it is considered the owner, for accounting purposes, during the construction period. Refer to Lease Accounting within Note 3—Significant Accounting Policies.
(4)	Includes accumulated amortization related to equipment under capital leases of $0.9 million and $6.0 million as of January 31, 2015, and February 1, 2014, respectively.

The Company recorded depreciation expense of $33.7 million, $26.5 million, and $24.3 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of January 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization:
Fair value of leases (1)
Fair market write-up	$3,110	$(2,419)	$—	$691
Fair market write-down (2)	(1,467)	1,127	—	(340)
Customer relationships (3)	80	(80)	—	—

Total intangible assets subject to amortization	$1,723	$(1,372)	$—	$351

Intangible assets not subject to amortization:
Goodwill	$124,461	$—	$(37)	$124,424
Trademarks and domain names	47,863	—	—	47,863

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the consolidated balance sheets.
(3)	Customer relationships are amortized over a one-year period.

The following sets forth the goodwill and intangible assets as of February 1, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization:
Fair value of leases (1)
Fair market write-up	$10,443	$(9,187)	$42	$1,298
Fair market write-down (2)	(2,591)	2,072	—	(519)

Total intangible assets subject to amortization	$7,852	$(7,115)	$42	$779

Intangible assets not subject to amortization:
Goodwill	$122,285	$—	$139	$122,424
Trademarks and domain names	47,410	—	—	47,410

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the consolidated balance sheets.

The Company recorded amortization expense related to intangible assets of $0.7 million, $1.1 million, and $2.4 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

The following table sets forth the remaining amortization of the intangible assets based on a straight-line method of amortization over the respective useful lives as of January 31, 2015 (in thousands):

2015	$116
2016	76
2017	39
2018	20
2019	20
Thereafter	80

Total amortization	$351

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Accounts payable	$133,063	$116,306
Accrued compensation	35,942	29,498
Accrued freight and duty	22,747	21,309
Accrued sales taxes	21,240	13,995
Accrued occupancy	7,530	6,306
Accrued catalog costs	4,582	7,663
Accrued legal settlements	4,309	6,970
Accrued professional fees	2,319	3,119
Other accrued expenses	3,427	1,612

Total accounts payable and accrued expenses	$235,159	$206,778

Accounts payable included negative cash balances due to outstanding checks of $17.5 million and $25.5 million as of January 31, 2015, and February 1, 2014, respectively.

Other current liabilities consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Unredeemed gift card and merchandise credit liability	$23,004	$18,830
Allowance for sales returns	10,235	12,142
Federal, state and foreign tax payable	1,509	22,254
Capital lease obligation—current	255	1,807
Other liabilities	584	1,897

Total other current liabilities	$35,587	$56,930

NOTE 8—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Notes payable for share repurchases	$19,285	$2,710
Capital lease obligation—non-current	7,487	389
Unrecognized tax benefits	1,108	1,739
Other non-current obligations	1,064	1,228

Total other non-current obligations	$28,944	$6,066

NOTE 9—CONVERTIBLE SENIOR NOTES

0.00% Convertible Senior Notes due 2019

On June 18, 2014, the Company issued $350 million principal amount of 0.00% convertible senior notes due 2019 (the “Notes”) in a private offering. The Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The Notes will mature on June 15, 2019, unless earlier purchased by the Company or converted. The Notes will not bear interest, except that the Notes will be subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the Notes. The Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are also considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes.

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

Prior to March 15, 2019, the Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with the specified dollar amount of $1,000.

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

Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the consolidated balance sheets. In fiscal 2014, the Company recorded $0.5 million related to the amortization of debt issuance costs.

The Notes consist of the following components as of January 31, 2015 (in thousands):

Liability component
Principal	$350,000
Less: Debt discount	(62,513)

Net carrying amount	$287,487

Equity component (1)	$70,482

(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $8.0 million for the amortization of the debt discount related to the Notes in fiscal 2014.

Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 3.0 million shares of its common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of the Company’s common stock at a price of $171.98 per share. The Company received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

The Company recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax assets are included in non-current deferred tax assets on the consolidated balance sheets.

NOTE 10—LINE OF CREDIT

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement (the “prior credit agreement”) with Bank of America, N.A., as administrative agent, and certain other lenders. On November 24, 2014, the Company amended its existing revolving line of credit by entering into an amended and restated credit agreement with the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent. The amended and restated credit agreement increased the existing revolving line of credit by $182.5 million, while eliminating the $15.0 million term loan facility under the existing revolving line of credit. Under the amended and restated credit agreement, the Company has the option to increase the amount of the revolving line of credit by up to an additional $200.0 million, subject to satisfaction of certain customary conditions at the time of such increase. As a result of the amended and restated credit agreement, unamortized deferred financing fees of $0.2 million related to the previous facility were expensed in fiscal 2014 and $0.9 million related to the previous facility will be amortized over the life of the new revolving line of credit, which has a maturity date of November 24, 2019.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of January 31, 2015, the Company was in compliance with all covenants contained in the credit agreement.

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

On June 27, 2014, the Company paid off the principal balance and related interest under the prior credit agreement of $154.8 million using proceeds from the issuance of the convertible senior notes. As of January 31, 2015, the Company did not have any amounts outstanding under the revolving line of credit. As of January 31, 2015 and February 1, 2014, the Company had $20.2 million and $18.9 million in outstanding letters of credit, respectively. As of January 31, 2015, the Company had $401.3 million undrawn borrowing availability under the revolving line of credit.

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Assets and Liabilities

Certain financial assets and liabilities are required to be carried at fair value. Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In determining the fair value, the Company utilizes market data or assumptions that it believes market participants would use in pricing the asset or liability, which would maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs of the valuation technique.

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value were as follows (in thousands):

	January 31, 2015			February 1, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$44	$—	$44	$—	$—	$—
Commercial paper	—	18,248	18,248	—	—	—
Government agency obligations	—	1,001	1,001	—	—	—

Total cash equivalents	44	19,249	19,293	—	—	—
Short-term investments
Commercial paper	—	13,996	13,996	—	—	—
Government agency obligations	—	48,172	48,172	—	—	—

Total short-term investments	—	62,168	62,168	—	—	—
Long-term investments
Government agency obligations	—	18,338	18,338	—	—	—

Total long-term investments	—	18,338	18,338

Total	$44	$99,755	$99,799	$—	$—	$—

The Company invests excess cash primarily in investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, municipal and government agency obligations and guaranteed obligations of the U.S. government, all of which are subject to minimal credit and market risks. The Company estimates the fair value of its commercial paper and U.S. government agency bonds by taking into consideration valuations obtained from third party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trade dates of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities, prepayment/default projections based on historical data; and other observable inputs.

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2014 or fiscal 2013. There were no transfers into or out of level 1 and level 2 during fiscal 2014.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of the Notes (carrying value excludes the equity component of the Notes classified in stockholders’ equity) were as follows (in thousands):

	January 31, 2015		February 1, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$260,444	$287,487	$—	$—

The fair value of the Notes were determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of the Company’s convertible notes, when available, the Company’s stock price and interest rates based on similar debt issued by parties with credit ratings similar to the Company (Level 2).

As the Company’s debt obligations under the revolving line of credit are variable rate, there are no significant differences between the estimated fair value (level 2) and carrying value.

Non-Financial Assets

As discussed in Note 3—Significant Accounting Policies, the Company did not record an impairment charge on long-lived assets in fiscal 2014 or fiscal 2012. In fiscal 2013, the Company recorded an impairment charge of $1.4 million related to the underperformance of a stand-alone Baby & Child Gallery. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $1.4 million to their fair value of zero dollars. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 3—Significant Accounting Policies.

NOTE 12—INCOME TAXES

The following is a summary of the income tax expense (benefit) (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Current
Federal	$45,611	$21,593	$—
State	9,235	4,182	236
Foreign	(596)	(454)	(387)

Total current tax expense (benefit)	54,250	25,321	(151)

Deferred
Federal	3,895	6,215	(48,745)
State	(973)	(596)	(12,903)
Foreign	1	(17)	(224)

Total deferred tax expense (benefit)	2,923	5,602	(61,872)

Total income tax expense (benefit)	$57,173	$30,923	$(62,023)

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Provision at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax impact	4.0	5.8	0.7
Stock-based compensation	—	21.3	(30.0)
Valuation allowance	—	(0.1)	76.5
Foreign income	(0.3)	(0.2)	0.6
Net adjustments to tax accruals and other	(0.1)	1.2	0.1

Effective tax rate	38.6%	63.0%	82.9%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 31, 2015	February 1, 2014
Current deferred tax assets (liabilities)
Accrued expense	$22,469	$22,164
State tax benefit	(843)	428
Inventory	26,067	19,350
Deferred revenue	1,281	1,891
Construction allowance	(1,697)	(1,694)
Stock-based compensation	2,704	1,038
Prepaid expense and other	(22,182)	(21,896)

Current deferred tax assets	27,799	21,281
Valuation allowance	(28)	(26)

Net current deferred tax assets	27,771	21,255

Non-current deferred tax assets (liabilities)
State tax benefit	(2,507)	(2,536)
Stock-based compensation	27,190	34,005
Deferred lease credits	14,963	12,884
Property and equipment	(17,113)	(12,362)
Net operating loss carryforwards	752	884
U.S. impact of Canadian transfer pricing	1,410	1,780
Trademarks and domain names	(18,271)	(19,327)
Other	2,412	1,832

Non-current deferred tax assets	8,836	17,160
Valuation allowance	(147)	(180)

Net non-current deferred tax assets	8,689	16,980

Net deferred tax assets	$36,460	$38,235

A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Balance at beginning of fiscal year	$206	$293	$57,484
Charged to expense	—	—	(57,185)
Net changes in deferred tax assets and liabilities	(30)	(87)	(6)

Balance at end of fiscal year	$176	$206	$293

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

As of January 31, 2015, the Company has retained a valuation allowance totaling $0.2 million against deferred tax assets for its Shanghai operations.

As of January 31, 2015, the Company had state net operating loss carryovers of $5.9 million. The state net operating loss carryovers will expire between 2016 and 2032. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). The Company cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

A reconciliation of the exposures related to unrecognized tax benefits is as follows (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Balance at beginning of fiscal year	$1,395	$1,841	$2,505
Gross decreases—prior period tax positions	(122)	(151)	(57)
Lapses in statute of limitations	(333)	(295)	(607)

Balance at end of fiscal year	$940	$1,395	$1,841

As of January 31, 2015 and February 1, 2014, $0.9 million and $1.4 million, respectively, of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of January 31, 2015, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax assets were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company had interest accruals of $0.2 million and $0.3 million associated with exposures as of January 31, 2015, and February 1, 2014, respectively.

This Company is subject to tax in the United States, Canada, Shanghai and Hong Kong. The Company could be subject to United States federal and state tax examinations for years 2001 and forward by virtue of net operating loss carryforwards available from those years. There is one tax examination currently in progress in the United States. The Company may also be subject to audits in Canada for years 2005 and forward. During fiscal 2012, the Canada Revenue Agency concluded, with no adjustments, its audit of Restoration Hardware Canada, Inc. for the years ended 2006 and 2007 and for the period ended June 16, 2008.

NOTE 13—EARNINGS PER SHARE

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

The weighted-average shares used for earnings per share is as follows (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Weighted-average shares—basic	39,457,491	38,671,564	9,428,828
Effect of dilutive stock-based awards	1,920,719	1,745,066	—

Weighted-average shares—diluted	41,378,210	40,416,630	9,428,828

The following number of options and restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Options	1,009,157	774,745	6,020,152
Restricted stock units	4,253	90,988	—

Total anti-dilutive stock-based awards	1,013,410	865,733	6,020,152

NOTE 14—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company.

In fiscal 2014, the Company repurchased 251,910 shares of common stock from former employees pursuant to such repurchase right for fair value at a purchase price of $16.6 million. The repurchases were settled with the issuance of promissory notes bearing interest at a weighted-average rate of approximately 5%, paid annually, with principal generally due at the end of an 8-year term.

In fiscal 2013, the Company repurchased 40,353 shares of common stock from former employees pursuant to such repurchase right for fair value at a purchase price of $2.7 million. The repurchases were settled with the issuance of promissory notes bearing interest at 5%, paid annually, with principal due at the end of a 10-year term.

As of January 31, 2015 and February 1, 2014, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.3 million and $2.7 million, respectively, which is included in other non-current obligations on the consolidated balance sheets. In fiscal 2014 and fiscal 2013, the Company recorded interest expense on the outstanding notes of $0.9 million and $0.1 million, respectively. The Company did not incur interest related to the notes payable for share repurchases in fiscal 2012.

NOTE 15—STOCK-BASED COMPENSATION

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

Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of operations. The Company recorded stock-based compensation expense of $17.1 million, $67.6 million and $116.2 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

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

In connection with the grants under the Option Plan and the Stock Incentive Plan, the Company recorded a non-cash compensation charge at the Reorganization of $52.0 million related to these awards in fiscal 2012.

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

As of February 1, 2014, there were a total of 12,660,024 shares issuable under the Option Plan and Stock Incentive Plan. On February 3, 2014, an additional 782,495 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Option Plan and Stock Incentive Plan to 13,442,519. Awards under the plans reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increase the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan are immediately retired and are no longer available for future issuance. The number of shares available for future issuance under the Stock Incentive Plan as of January 31, 2015 was 1,952,273. There are no more shares available for issuance under the Option Plan. Shares issued as a result of award exercises under the Option Plan and Stock Incentive Plan will be funded with the issuance of new shares.

On February 2, 2015, an additional 797,851 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision.

2012 Stock Option Plan and 2012 Stock Incentive Plan—Stock Options

A summary of stock option activity under the Option Plan and the Stock Incentive Plan for fiscal 2014 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding—February 1, 2014	9,147,306	$46.46
Granted	1,262,735	62.97
Exercised	(1,603,534)	39.50
Forfeited	(54,882)	57.00
Retired	(2,035,319)	46.06

Outstanding—January 31, 2015	6,716,306	$51.26

The fair value of stock options issued during fiscal 2014, fiscal 2013 and fiscal 2012 was estimated on the date of grant using the following assumptions:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected volatility	39.7%	39.7%	35.4%
Expected life (years)	6.5	6.7	5.3
Risk-free interest rate	2.0%	1.9%	1.6%
Dividend yield	—	—	—

A summary of additional information about stock options is as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Weighted-average fair value per share of stock options granted	$26.92	$30.49	$6.34
Aggregate intrinsic value of stock options exercised (in thousands)	$62,015	$11,623	$—
Fair value of stock options vested (in thousands)	$2,246	$33,871	$51,063

Information about stock options outstanding, vested or expected to vest, and exercisable as of January 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$24.00 - $29.00	1,113,820	7.73	$27.56	1,113,820	$27.56
$32.35 - $39.00	98,125	7.75	34.02	2,125	32.61
$46.50 - $46.50	2,976,826	7.75	46.50	2,976,826	46.50
$56.27 - $74.03	1,408,400	9.11	61.52	52,825	62.28
$75.43 - $87.48	1,119,135	8.50	76.12	1,009,000	75.44

Total	6,716,306	8.16	$51.26	5,154,596	$48.23

Vested or expected to vest	6,566,625	8.13	$50.99

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of January 31, 2015 was $243.6 million, $239.9 million, and $202.6 million, respectively. Stock options exercisable as of January 31, 2015 had a weighted-average remaining contractual life of 7.91 years.

The Company recorded stock-based compensation expense for stock options of $6.9 million, $1.3 million and $0.1 million in fiscal 2014, fiscal 2013 and fiscal 2012 (subsequent to expense incurred at the time of the Reorganization), respectively. As of January 31, 2015, the total unrecognized compensation expense related to unvested options was $30.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.97 years.

2012 Stock Incentive Plan—Restricted Stock Awards

The Company grants restricted stock awards, which include restricted stock and restricted stock units, to its employees and members of its Board of Directors. A summary of restricted stock award activity under the Stock Incentive Plan for fiscal 2014 is as follows:

	Options	Weighted-Average Grant Date Fair Value	Intrinsic Value
Outstanding—February 1, 2014	289,747	$65.36
Granted	562,832	63.59
Released	(96,186)	64.17
Cancelled	(36,395)	66.25

Outstanding—January 31, 2015	719,998	$64.09	$63,021,425

A summary of additional information about restricted stock awards is as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Weighted-average fair value per share of awards granted	$63.59	$65.37	$24.00
Grant date fair value of awards released (in thousands)	$6,172	$760	$975

The Company recorded stock-based compensation expense for restricted stock awards of $10.2 million and $2.7 million in fiscal 2014 and fiscal 2013, respectively. As of January 31, 2015, the total unrecognized compensation expense related to unvested restricted stock awards was $34.2 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.77 years.

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

The Company recorded a non-cash compensation charge at the Reorganization of $39.1 million related to the awards granted under the Replacement Plan in fiscal 2012.

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

During fiscal 2013, 888,616 shares of the 1,331,548 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units vested in accordance with the performance objectives described above. The Company recorded a non-cash compensation charge of $29.9 million related to these awards in fiscal 2013. As all shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units had vested during fiscal 2012 and fiscal 2013, no additional compensation expense will be recorded in future periods related to these awards.

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

All stock-based compensation expense associated with the grants of units by Home Holdings to the Company’s directors, executive officers and employees was recorded by the Company. The Company recorded stock-based compensation expense for time-based units of $1.1 million in fiscal 2012. In connection with its initial public offering, the Company recorded $0.8 million related to the vested performance-based units in fiscal 2012.

On November 7, 2012, the Company completed its initial public offering and at the time of the initial public offering, outstanding units under the Team Resto Ownership Plan, were replaced with common stock of the Company.

NOTE 16—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. The Company, at its discretion, may contribute funds to the 401(k) plan. The Company made no contributions to the 401(k) plan during fiscal 2014, fiscal 2013, or fiscal 2012.

NOTE 17—RELATED PARTY TRANSACTIONS

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

In addition to the initial public offering termination fees, the Company recorded management fees of $3.9 million in selling, general and administrative expenses in fiscal 2012, and such management fees were paid by the Company in fiscal 2012.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain property consisting of retail and outlet stores, corporate offices, distribution centers and equipment. Leases expire at various dates through fiscal 2035. The stores, distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property. Most store leases also provide for minimum annual rent payments, with provisions for additional rent based on a percentage of sales and for payment of certain expenses.

The aggregate future minimum rent payments under leases in effect as of January 31, 2015, are as follows (in thousands):

Lease agreements accounted for as:	Capital Leases (1)	Operating Leases	Build-to-Suit (2)	Total
2015	$1,223	$72,274	$19,056	$92,553
2016	1,118	64,568	23,343	89,029
2017	1,094	57,128	29,596	87,818
2018	1,110	49,424	28,069	78,603
2019	1,133	45,117	28,586	79,143
Thereafter	11,546	293,925	363,120	668,591

Minimum lease commitments	17,224	$582,436	$491,770	$1,091,430

Less—amount representing interest	(9,482)

Present value of capital lease obligations	7,742
Less—current capital lease obligations	(255)

Non-current capital lease obligations	$7,487

(1)	The current and non-current capital lease obligations are included in other current liabilities and other non-current obligations, respectively, on the consolidated balance sheets.
(2)	Includes approximately $8 million in fiscal 2015 related to the Company’s commitment to purchase real estate in Canada, the purchase of which is expected to close in June 2015.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, represent contingent rent expense and are excluded from minimum lease payments and included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Future payments for insurance, real estate taxes and repair and maintenance to which the Company is obligated are excluded from minimum lease payments. Minimum and contingent rent under lease agreements accounted for as operating leases and lease agreements accounted for as build-to-suit lease transactions are as follows (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Lease agreements accounted for as operating leases
Minimum rent	$75,654	$66,686	$52,750
Contingent rent	7,989	6,208	3,318

Total operating leases	$83,643	$72,894	$56,068

Lease agreements accounted for as build-to-suit lease transactions (1)
Minimum rent	$7,375	$1,980	$—
Contingent rent	122	—	—

Total build-to-suit lease transactions	$7,497	$1,980	$—

(1)

As described in Note 3—Significant Accounting Policies, the cash payments made under leases accounted for as build-to-suit lease transactions get allocated to land rent expense and as debt service payments (a portion to interest expense and a portion to financing obligation). Minimum rent payments recognized as interest expense within the consolidated statements of operations were $5.3 million and $1.1 million in fiscal 2014 and fiscal 2013, respectively. The remaining minimum rent payments in fiscal 2014 and fiscal 2013 are included in cost of goods sold on the consolidated statements of operations. Contingent rent under build-to-suit lease transactions is recognized as interest expense within the consolidated statements of operations.

In addition to the above, non-cash rent expense recognized within the consolidated statements of operations was $2.9 million, $3.9 million and $5.3 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, which represents the straight-line impact and amortization of tenant allowances under operating leases and land rent expense recorded for build-to-suit lease transactions prior to cash payments occurring under the leases.

Commitments

The Company had no material off balance sheet commitments as of January 31, 2015.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of January 31, 2015, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements.

In fiscal 2014, material developments occurred in an ongoing legal proceeding involving the Company. On October 21, 2008, Mike Hernandez, individually and on behalf of others similarly situated, filed a class action in the Superior Court of the State of California for the County of San Diego against Restoration Hardware, Inc. alleging principally that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. On May 23, 2014, in response to a directive from the Court, the parties filed a joint statement as to the parties’ agreed-upon claims process for the class members as well as to other matters related to this proceeding. On September 5, 2014, the Court granted plaintiffs’ motion for attorneys’ fees, costs, and awards, and awarded $9.5 million in fees and costs to plaintiffs’ attorneys. The Court entered judgment on September 29, 2014 and, on November 21, 2014, a class member filed a notice of appeal from the judgment. As a result of the appeal, the judgment was stayed until January 10, 2015. The appeal remains pending but the judgment is enforceable. As a result of these developments, during fiscal 2014, the Company recorded a $9.5 million charge related to this matter that was subsequently decreased to approximately $8 million. The decrease of approximately $1.5 million was based on a revision of estimated class member response. On March 16, 2015, the Company, through the third party claims administrator, began mailing the class action award to class members.

NOTE 19—SEGMENT REPORTING

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

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, accessories and home décor. During fiscal 2014, the Company made certain reclassifications between the furniture and non-furniture net revenues categories based on certain products being categorized differently for internal reporting purposes beginning in the fourth quarter of fiscal 2014. Such reclassifications are reflected in the table below for the full fiscal 2014 results. There was no impact on the fiscal 2013 and fiscal 2012 results related to this reclassification.

Net revenues in each category were as follows (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Furniture	$1,070,981	$868,650	$628,092
Non-furniture	796,441	682,311	564,954

Total net revenues	$1,867,422	$1,550,961	$1,193,046

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in fiscal 2014, fiscal 2013, or fiscal 2012.

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2014 and fiscal 2013 are set forth below (in thousands, except share and per share amounts):

	Three Months Ended
Fiscal 2014	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Net revenues	$366,254	$433,766	$484,675	$582,727
Gross profit	124,349	167,909	180,373	218,143
Net income	1,795	27,253	19,429	42,525
Weighted-average shares used in computing basic net income per share	39,152,923	39,436,255	39,507,272	39,734,145
Basic net income per share	$0.05	$0.69	$0.49	$1.07
Weighted-average shares used in computing diluted net income per share	40,787,726	41,262,629	41,392,831	41,777,509
Diluted net income per share	$0.04	$0.66	$0.47	$1.02

	Three Months Ended
Fiscal 2013	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Net revenues	$301,337	$382,098	$395,832	$471,694
Gross profit	101,877	139,226	140,800	174,977
Net income (loss)	(161)	(17,835)	9,549	26,642
Weighted-average shares used in computing basic net income (loss) per share	38,076,026	38,712,000	38,888,208	39,008,383
Basic net income (loss) per share	$—	$(0.46)	$0.25	$0.68
Weighted-average shares used in computing diluted net income (loss) per share	38,076,026	38,712,000	41,053,211	41,119,175
Diluted net income (loss) per share	$—	$(0.46)	$0.23	$0.65

The three months ended May 3, 2014 included a $9.2 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The three months ended January 31, 2015 include a reversal of estimated expenses of $1.5 million associated with this matter based on a revision of estimated class member response. Refer to Note 18—Commitments and Contingencies.

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

NOTE 21—SUBSEQUENT EVENTS

In February 2015, the Company purchased an aircraft for a total purchase price of $9.5 million in order to facilitate more efficient business travel by the Company’s management team in development of the Company’s business.

On March 27, 2015, Restoration Hardware, Inc. (“RHI”), a wholly-owned subsidiary of the Company and the operator of the aircraft, entered into an Aircraft Time Sharing Agreement (the “Time Sharing Agreement”) with Mr. Friedman. The Time Sharing Agreement governs any use of the aircraft by Mr. Friedman for personal trips and provides that Mr. Friedman will lease the aircraft and pay RHI an amount equal to the aggregate actual expenses of each personal use flight based on the variable costs of the flight, with the amount of such lease payments not to exceed the maximum payment level established under the Federal Aviation Administration rules. Mr. Friedman shall also maintain a deposit with the Company, to be used towards payment of amounts due under the Time Sharing Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

In our opinion, the consolidated financial statements listed under Item 15(a)(1) present fairly, in all material respects, the financial position of Restoration Hardware Holdings, Inc. and its subsidiaries at January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2014 and 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 27, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that as of January 31, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of January 31, 2015 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of January 31, 2015. The effectiveness of the Company’s internal control over financial reporting as of January 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 11.	Executive Compensation

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014

•	Consolidated Statements of Operations for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013

•	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013

•	Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013

•	Notes to the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

2.	Financial Statement Schedules

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

Date: March 27, 2015

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

Signature	Title	Date

/s/ Gary Friedman Gary Friedman	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2015

/s/ Karen Boone Karen Boone	Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2015

/s/ Carlos Alberini Carlos Alberini	Director	March 27, 2015

/s/ Eri Chaya Eri Chaya	Director	March 27, 2015

/s/ J. Michael Chu J. Michael Chu	Director	March 27, 2015

/s/ Mark Demilio Mark Demilio	Director	March 27, 2015

/s/ Katie Mitic Katie Mitic	Director	March 27, 2015

Signature	Title	Date

/s/ Thomas Mottola Thomas Mottola	Director	March 27, 2015

/s/ Ali Rowghani Ali Rowghani	Director	March 27, 2015

/s/ Leonard Schlesinger Leonard Schlesinger	Director	March 27, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Hardware Holdings, Inc.	10-K	001-35720	April 29, 2013	3.1

3.2	Amended and Restated Bylaws of Restoration Hardware Holdings, Inc.	8-K	001-35720	July 2, 2013	3.1

4.1	Form of Restoration Hardware Holdings, Inc.’s Common Stock Certificate.	S-1/A	333-176767	October 23, 2012	4.1

10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4

10.2	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1

10.3	Employment Agreement dated as of November 1, 2012, by and between Restoration Hardware, Inc. and Karen Boone.	10-K	001-35720	April 29, 2013	10.9

10.4	Amended and Restated Offer Letter, between Restoration Hardware, Inc. and Ken Dunaj.	S-1	333-176767	October 23, 2012	10.3

10.5	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.6	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3

10.7	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4

10.8	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2

10.9	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17

10.10	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.1

10.11	Form of Base Warrant Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.2

10.12	Form of Additional Convertible Bond Hedge Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.13	Form of Additional Warrant Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.4

10.14	Tenth Amended and Restated Credit Agreement dated as of November 24, 2014 among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	December 1, 2014	10.1

21.1	Subsidiary List	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X

24.1	Power of Attorney (included on signature page)	—	—	—	—	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Extension Definition	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X