Form 10-Q
period 2015-05-02
Restoration Hardware Holdings Inc
filed 2015-06-11
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

As of June 5, 2015, 39,953,934 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

PART I

Item 1.	Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	May 2, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$103,767	$148,934
Short-term investments	75,507	62,168
Accounts receivable—net	25,509	25,965
Merchandise inventories	601,739	559,297
Current deferred tax assets	27,935	27,904
Prepaid expense and other current assets	99,925	87,976

Total current assets	934,382	912,244

Long-term investments	9,277	18,338
Property and equipment—net	458,113	390,844
Goodwill	124,483	124,424
Trademarks and other intangible assets	48,535	48,554
Non-current deferred tax assets	8,654	8,689
Other non-current assets	18,858	22,906

Total assets	$1,602,302	$1,525,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$240,422	$235,159
Deferred revenue and customer deposits	76,596	73,550
Other current liabilities	36,054	35,720

Total current liabilities	353,072	344,429

Convertible senior notes—net	287,799	284,388
Financing obligations under build-to-suit lease transactions	172,174	124,770
Deferred rent and lease incentives	41,893	40,552
Other non-current obligations	28,855	28,944

Total liabilities	883,793	823,083

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of May 2, 2015 and January 31, 2015	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 40,246,689 shares issued and 39,954,426 shares outstanding as of May 2, 2015; 40,184,803 shares issued and 39,892,540 shares outstanding as of January 31, 2015	4	4
Additional paid-in capital	677,208	668,989
Accumulated other comprehensive loss	(284)	(502)
Retained earnings	60,866	53,710
Treasury stock—at cost, 292,263 shares as of May 2, 2015 and January 31, 2015	(19,285)	(19,285)

Total stockholders’ equity	718,509	702,916

Total liabilities and stockholders’ equity	$1,602,302	$1,525,999

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net revenues	$422,445	$366,254
Cost of goods sold	279,027	241,905

Gross profit	143,418	124,349
Selling, general and administrative expenses	126,389	119,571

Income from operations	17,029	4,778
Interest expense	5,649	2,056

Income before income taxes	11,380	2,722
Income tax expense	4,224	927

Net income	$7,156	$1,795

Weighted-average shares used in computing basic net income per share	39,913,946	39,152,923
Basic net income per share	$0.18	$0.05

Weighted-average shares used in computing diluted net income per share	41,959,718	40,787,726
Diluted net income per share	$0.17	$0.04

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net income	$7,156	$1,795
Net gains (losses) from foreign currency translation	220	64
Net unrealized holding gains (losses) on available-for-sale investments	(2)	—

Total comprehensive income	$7,374	$1,859

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,156	$1,795
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,979	7,640
Amortization of debt discount	3,250	—
Excess tax benefit from exercise of stock options	(1,075)	(5,364)
Stock-based compensation expense	5,299	2,231
Other non-cash interest expense	536	168
Change in assets and liabilities:
Accounts receivable	472	3,106
Merchandise inventories	(42,253)	(29,631)
Prepaid expense and other assets	(11,189)	(19,665)
Accounts payable and accrued expenses	7,673	4,346
Deferred revenue and customer deposits	3,046	338
Other current liabilities	1,444	(22,822)
Deferred rent and lease incentives	1,266	593
Other non-current obligations	17	46

Net cash used in operating activities	(14,379)	(57,219)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,227)	(16,515)
Purchase of investments	(19,471)	—
Maturities of investments	15,000	—

Net cash used in investing activities	(33,698)	(16,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	—	469,594
Gross repayments under revolving line of credit	—	(405,873)
Payments on capital leases	(83)	(985)
Proceeds from exercise of stock options	2,221	3,500
Excess tax benefit from exercise of stock options	1,075	5,364
Tax withholdings related to issuance of stock-based awards	(376)	(317)

Net cash provided by financing activities	2,837	71,283

Effects of foreign currency exchange rate translation	73	4

Net decrease in cash and cash equivalents	(45,167)	(2,447)
Cash and cash equivalents
Beginning of period	148,934	13,389

End of period	$103,767	$10,942

Non-cash transactions:
Property and equipment additions due to build-to-suit lease transactions	$47,404	$12,587
Property and equipment additions in accounts payable and accrued expenses at period-end	8,380	11,944
Property and equipment additions from use of construction related deposits	2,942	—
Issuance of non-current notes payable related to share repurchases from former employees	—	15,682

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. These products are sold through the Company’s stores, catalogs and websites. As of May 2, 2015, the Company operated a total of 67 retail stores and 17 outlet stores in 28 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments necessary to fairly state the Company’s financial position as of May 2, 2015, and the results of operations for the three months ended May 2, 2015 and May 3, 2014. The Company’s current fiscal year ends on January 30, 2016 (“fiscal 2015”).

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (the “2014 Form 10-K”). Certain prior year amounts have been reclassified for consistency with the current period presentation. This reclassification had no effect on the previously reported consolidated results of operations, financial position or cash flows.

The results of operations for the three months ended May 2, 2015 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revenue from Contracts with Customers

In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in the prior guidance. The Company will also need to apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance is effective retrospectively for fiscal years beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017), and interim periods within those years. However, on April 28, 2015, the FASB proposed to defer the effective date by one year, and the Company will monitor if or when the deferral is approved. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption on its consolidated financial statements.

Consolidation Accounting

In February 2015, the FASB issued Accounting Standards Update No. 2015-02— Consolidation (Topic 810): Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments to the guidance are effective for fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2016), and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

Classification of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update 2015-03— Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

Software Licenses in Cloud Computing Arrangements

In April 2015, the FASB issued Accounting Standards Update No. 2015-05— Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	May 2, 2015	January 31, 2015
Capitalized catalog costs	$47,697	$46,911
Vendor deposits	27,055	21,585
Prepaid expense and other current assets	25,173	19,480

Total prepaid expense and other current assets	$99,925	$87,976

Other non-current assets consist of the following (in thousands):

	May 2, 2015	January 31, 2015
Construction related deposits	$6,308	$9,250
Other deposits	6,188	6,193
Deferred financing fees and convertible debt issuance costs	3,444	3,670
Other non-current assets	2,918	3,793

Total other non-current assets	$18,858	$22,906

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of May 2, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$2,562	$(1,945)	$—	$617
Fair market write-down (2)	(1,467)	1,169	—	(298)

Total intangible assets subject to amortization	$1,095	$(776)	$—	$319

Intangible assets not subject to amortization
Goodwill	$124,461	$—	$22	$124,483
Trademarks and domain names	$47,918	$—	$—	$47,918

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

The following sets forth the goodwill and intangible assets as of January 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$3,110	$(2,419)	$—	$691
Fair market write-down (2)	(1,467)	1,127	—	(340)
Customer relationships (3)	80	(80)	—	—

Total intangible assets subject to amortization	$1,723	$(1,372)	$—	$351

Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(37)	$124,424
Trademarks and domain names	$47,863	$—	$—	$47,863

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.
(3)	Customer relationships are amortized over a one-year period.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	May 2, 2015	January 31, 2015
Accounts payable	$146,391	$133,063
Accrued compensation	34,119	35,942
Accrued freight and duty	16,982	22,747
Accrued sales taxes	16,770	21,240
Accrued catalog costs	11,198	4,582
Accrued occupancy	8,594	7,530
Accrued professional fees	1,980	2,319
Accrued legal settlements	1,430	4,309
Other accrued expenses	2,958	3,427

Total accounts payable and accrued expenses	$240,422	$235,159

Accounts payable included negative cash balances due to outstanding checks of $1.4 million and $17.5 million as of May 2, 2015 and January 31, 2015, respectively.

Other current liabilities consist of the following (in thousands):

	May 2, 2015	January 31, 2015
Unredeemed gift card and merchandise credit liability	$22,658	$23,004
Allowance for sales returns	9,762	10,235
Federal, state and foreign tax payable	2,793	1,509
Capital lease obligations—current	236	255
Other liabilities	605	717

Total other current liabilities	$36,054	$35,720

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	May 2, 2015	January 31, 2015
Notes payable for share repurchases	$19,285	$19,285
Capital lease obligations—non-current	7,422	7,487
Unrecognized tax benefits	1,123	1,108
Other non-current obligations	1,025	1,064

Total other non-current obligations	$28,855	$28,944

NOTE 7—CONVERTIBLE SENIOR NOTES

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

Prior to March 15, 2019, the Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 2, 2015, none of these conditions have occurred and, as a result, the Notes are not convertible as of May 2, 2015. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets. During the three months ended May 2, 2015, the Company recorded $0.2 million related to the amortization of debt issuance costs.

The carrying value of the Notes is as follows (in thousands):

	May 2, 2015	January 31, 2015
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(59,263)	(62,513)

Net carrying amount	$290,737	$287,487

Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.3 million for the amortization of the debt discount related to the Notes during the three months ended May 2, 2015.

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

NOTE 8—LINE OF CREDIT

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement (the “prior credit agreement”) with Bank of America, N.A., as administrative agent, and certain other lenders. On November 24, 2014, the Company amended its existing revolving line of credit by entering into an amended and restated credit agreement with the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent. The amended and restated credit agreement increased the existing revolving line of credit by $182.5 million, while eliminating the $15.0 million term loan facility under the existing revolving line of credit. Under the amended and restated credit agreement, which has a maturity date of November 24, 2019, the Company has the option to increase the amount of the revolving line of credit by up to an additional $200.0 million, subject to satisfaction of certain customary conditions at the time of such increase.

As of May 2, 2015, the Company did not have any amounts outstanding under the revolving line of credit. As of May 2, 2015, the Company had $435.5 million undrawn borrowing availability under the revolving line of credit. As of May 2, 2015 and January 31, 2015, the Company had $12.2 million and $20.2 million in outstanding letters of credit, respectively.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of May 2, 2015, the Company was in compliance with all covenants contained in the credit agreement.

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value were as follows (in thousands):

	May 2, 2015			January 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$38	$—	$38	$44	$—	$44
Commercial paper	—	14,949	14,949	—	18,248	18,248
Government agency obligations	—	—	—	—	1,001	1,001

Total cash equivalents	38	14,949	14,987	44	19,249	19,293
Short-term investments
Commercial paper	—	18,357	18,357	—	13,996	13,996
Government agency obligations	—	57,150	57,150	—	48,172	48,172

Total short-term investments	—	75,507	75,507	—	62,168	62,168
Long-term investments
Government agency obligations	—	9,277	9,277	—	18,338	18,338

Total long-term investments	—	9,277	9,277	—	18,338	18,338

Total	$38	$99,733	$99,771	$44	$99,755	$99,799

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the three months ended May 2, 2015 or May 3, 2014. There were no transfers into or out of level 1 and level 2 during the three months ended May 2, 2015 or May 3, 2014.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of the Notes (carrying value excludes the equity component of the Notes classified in stockholders’ equity) were as follows (in thousands):

	May 2, 2015		January 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$272,877	$290,737	$260,444	$287,487

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

Non-Financial Assets

The Company did not record an impairment charge on long-lived assets during the three months ended May 2, 2015 or May 3, 2014.

NOTE 10—INCOME TAXES

The effective tax rate was 37.11% and 34.04% for the three months ended May 2, 2015 and May 3, 2014, respectively.

As of both May 2, 2015 and January 31, 2015, $0.9 million of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of May 2, 2015, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax assets were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company had an interest accrual of $0.2 million associated with exposures as of both May 2, 2015 and January 31, 2015.

NOTE 11—EARNINGS PER SHARE

The weighted-average shares used for net income per share is as follows:

	Three Months Ended
	May 2, 2015	May 3, 2014
Weighted-average shares—basic	39,913,946	39,152,923
Effect of dilutive stock-based awards	2,045,772	1,634,803

Weighted-average shares—diluted	41,959,718	40,787,726

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	May 2, 2015	May 3, 2014
Options	129,508	1,362,462
Restricted stock units	4,855	22,750

Total anti-dilutive stock-based awards	134,363	1,385,212

NOTE 12—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company.

During the three months ended May 2, 2015, the Company did not repurchase any shares of common stock from former employees. During the three months ended May 3, 2014, the Company repurchased 241,322 shares of common stock from former employees pursuant to such repurchase right for fair value at a purchase price of $15.7 million. The repurchases were settled with the issuance of promissory notes bearing interest at 5%, paid annually, with principal due at the end of an 8-year term.

The aggregate unpaid principal amount of the notes payable for share repurchases was $19.3 million as of both May 2, 2015 and January 31, 2015, which is included in other non-current obligations on the condensed consolidated balance sheets. The Company recorded interest expense on the outstanding notes of $0.2 million during both the three months ended May 2, 2015 and May 3, 2014.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of income. The Company recorded stock-based compensation expense of $5.3 million and $2.2 million in the three months ended May 2, 2015 and May 3, 2014, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Option Plan and 2012 Stock Incentive Plan

As of May 2, 2015, 6,789,562 options were outstanding with a weighted-average exercise price of $52.15 per share and 5,135,927 options were vested with a weighted-average exercise price of $48.30 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of May 2, 2015 was $239.5 million, $236.0 million, and $190.0 million, respectively. Stock options exercisable as of May 2, 2015 had a weighted-average remaining contractual life of 7.68 years. As of May 2, 2015, the total unrecognized compensation expense related to unvested options was $32.7 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.84 years.

As of May 2, 2015, the Company had 744,852 restricted stock and restricted stock unit awards outstanding with a weighted-average grant date fair value of $65.80 per share. During the three months ended May 2, 2015, 10,428 restricted stock and restricted stock unit awards with a weighted-average grant date fair value of $48.70 per share vested. As of May 2, 2015, there was $34.2 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 3.61 years.

NOTE 14—RELATED PARTY TRANSACTIONS

In February 2015, the Company purchased an aircraft for a total purchase price of $9.5 million in order to facilitate more efficient business travel by the Company’s management team in development of the Company’s business.

On March 27, 2015, Restoration Hardware, Inc. (“RHI”), a wholly-owned subsidiary of the Company and the operator of the aircraft, entered into an Aircraft Time Sharing Agreement (the “Time Sharing Agreement”) with Gary Friedman, our Chief Executive Officer. The Time Sharing Agreement governs any use of the aircraft by Mr. Friedman for personal trips and provides that Mr. Friedman will lease the aircraft and pay RHI an amount equal to the aggregate actual expenses of each personal use flight based on the variable costs of the flight, with the amount of such lease payments not to exceed the maximum payment level established under the Federal Aviation Administration rules. Mr. Friedman maintains a deposit with the Company, to be used towards payment of amounts due under the Time Sharing Agreement.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of May 2, 2015.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of May 2, 2015, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements.

In fiscal 2014 and the first quarter of fiscal 2015, material developments occurred in an ongoing legal proceeding involving the Company. On October 21, 2008, Mike Hernandez, individually and on behalf of others similarly situated, filed a class action in the Superior Court of the State of California for the County of San Diego against Restoration Hardware, Inc. alleging principally that the Company violated

California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. On May 23, 2014, in response to a directive from the Court, the parties filed a joint statement as to the parties’ agreed-upon claims process for the class members as well as to other matters related to this proceeding. On September 5, 2014, the Court granted plaintiffs’ motion for attorneys’ fees, costs, and awards, and awarded $9.5 million in fees and costs to plaintiffs’ attorneys. The Court entered judgment on September 29, 2014 and, on November 21, 2014, a class member filed a notice of appeal from the judgment. As a result of the appeal, the judgment was stayed until January 10, 2015. The appeal remains pending but the judgment is enforceable. As a result of these developments, during fiscal 2014, the Company recorded a $9.5 million charge related to this matter that was subsequently decreased to approximately $8 million. The decrease of approximately $1.5 million was based on a revision of estimated class member response. On March 16, 2015, the Company, through the third party claims administrator, began mailing the class action award to class members. The Company, through the third party claims administrator, paid approximately $2.4M in cash awards to the class members and mailed 33% discount coupons, good for one year, on purchases up to $10,000, to class members that did not request the cash award. During a hearing on April 16, 2015, the Court provided additional guidance regarding the manner in which class members can use the 33% merchandise discount coupon. Specifically, the court ordered that the 33% coupons may be combined with the Company’s other promotional offers.

NOTE 16—SEGMENT REPORTING

The Company defines an operating segment on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM and there is one operating segment. Therefore, the Company reports as a single segment. This includes all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s website and sales through the Company’s stores.

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, accessories and home décor. During the first quarter of fiscal 2015, the Company recategorized as furniture certain products within its Bath and Contract categories, which were previously included in the non-furniture category. The Company has determined that such recategorization provides a more meaningful disclosure and is better aligned with the Company’s internal reporting. Such recategorizations are reflected in the table below.

Net revenues in each category were as follows (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Furniture	$272,275	$228,035
Non-furniture	150,170	138,219

Total net revenues	$422,445	$366,254

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three months ended May 2, 2015 or May 3, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2014 Form 10-K.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“2014 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2014 Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary factors contained in this quarterly report and in our 2014 Form 10-K. You should evaluate all forward-looking statements made in this quarterly report in the context of these cautionary factors.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. We position our stores as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. As of May 2, 2015, we operated a total of 67 retail galleries throughout the United States and Canada, consisting of 57 Legacy Galleries, 6 larger format Galleries, 1 next generation Design Gallery and 3 Baby & Child Galleries, as well as 17 outlet stores.

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

As a result of the number of current business initiatives we are pursuing, we have experienced in the past and may experience in the future significant period-to-period variability in our financial performance and results of operations. In response to some of our new business initiatives, we have recently experienced substantial increases in revenue and strong improvements in financial performance on a quarter by quarter comparison basis. The rate of growth in our revenue and the extent of improvements in our financial performance have changed from quarter to quarter based upon a range of business factors. We expect fluctuations in our rate of revenue growth and in our financial performance will continue in future periods as we continue to pursue a large number of new business initiatives. In addition, we anticipate that our net revenues, adjusted net income and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income and other financial and operating data.

	Three Months Ended
	May 2, 2015	May 3, 2014
	(dollars in thousands, excluding per square foot store data)
Consolidated Statements of Income:
Net revenues	$422,445	$366,254
Cost of goods sold	279,027	241,905

Gross profit	143,418	124,349
Selling, general and administrative expenses	126,389	119,571

Income from operations	17,029	4,778
Interest expense	5,649	2,056

Income before income taxes	11,380	2,722
Income tax expense	4,224	927

Net income	$7,156	$1,795

Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	49%	48%
Growth in net revenues:
Stores (2)	13%	19%
Direct	18%	24%
Total	15%	22%
Comparable brand revenue growth (3)	15%	18%
Retail (4):
Retail stores open at beginning of period	67	70
Stores opened	1	—
Stores closed	1	1
Retail stores open at end of period	67	69
Total leased square footage at end of period (in thousands)	857	792
Total leased selling square footage at beginning of period (in thousands) (5)	607	554
Total leased selling square footage at end of period (in thousands) (5)	605	548
Weighted-average leased square footage (in thousands) (6)	846	783
Weighted-average leased selling square footage (in thousands) (6)	606	553
Retail sales per leased selling square foot (7)	$304	$297
Capital expenditures	$29,227	$16,515
Adjusted net income (8)	$9,842	$7,153

(1)	Direct revenues include sales through our Source Books and websites.
(2)	Stores data represents retail stores plus outlet stores.
(3)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.
(4)	Retail data has been calculated based upon retail stores, which includes our Baby & Child Galleries and excludes outlet stores.
(5)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,500 square feet related to one owned store location.

(6)	Weighted-average leased selling and total square footage is calculated based on the number of days a gallery location was opened during the period divided by the total number of days in the period.
(7)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the weighted-average leased selling square footage for the period.
(8)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Net income	$7,156	$1,795
Adjustments pre-tax:
Legal claim (a)	1,568	9,200
Amortization of debt discount (b)	2,702	—

Subtotal adjusted items	4,270	9,200
Impact of income tax on adjusted items (c)	(1,584)	(3,842)

Adjusted net income	$9,842	$7,153

(a)	Represents charges incurred or the impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.
(b)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million principal amount of convertible senior notes that were issued in June 2014 (the “Notes”), we separated the Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity component as interest expense on the Notes over the term of the Notes. The equity component represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. Amounts are presented net of interest capitalized for capital projects of $0.5 million during the three months ended May 2, 2015.
(c)	The adjustment for the three months ended May 2, 2015 represents the tax effect of the adjusted items based on our effective tax rate of 37.11%. The three months ended May 3, 2014 includes an adjustment to calculate income tax expense at a pro forma 40% effective tax rate.

The following table sets forth our consolidated statements of income as a percentage of total net revenues:

	Three Months Ended
	May 2, 2015	May 3, 2014
Consolidated Statements of Income:
Net revenues	100.0%	100.0%
Cost of goods sold	66.1	66.0

Gross profit	33.9	34.0
Selling, general and administrative expenses	29.9	32.7

Income from operations	4.0	1.3
Interest expense	1.3	0.6

Income before income taxes	2.7	0.7
Income tax expense	1.0	0.2

Net income	1.7%	0.5%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our direct net revenues, which include sales through our catalogs and websites.

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Stores	$214,745	$189,849
Direct	207,700	176,405

Net revenues	$422,445	$366,254

Three Months Ended May 2, 2015 Compared to Three Months Ended May 3, 2014

Net revenues

Net revenues increased $56.2 million, or 15.3%, to $422.4 million in the three months ended May 2, 2015 compared to $366.3 million in the three months ended May 3, 2014. Comparable brand revenue growth was 15% for the three months ended May 2, 2015. We had 67 and 69 retail stores open at May 2, 2015 and May 3, 2014, respectively. Stores net revenues increased $24.9 million, or 13.1%, to $214.7 million in the three months ended May 2, 2015 compared to $189.8 million in the three months ended May 3, 2014. Direct net revenues increased $31.3 million, or 17.7%, to $207.7 million in the three months ended May 2, 2015 compared to $176.4 million in the three months ended May 3, 2014. The increase in net revenues was due to a combination of the continued strong sales of our existing product assortment, as well as the introduction of new products and the expansion of existing product assortment, which includes additional sizes, colors and fabrics of existing offerings. We believe our brand awareness has increased and has allowed us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

Gross profit

Gross profit increased $19.1 million, or 15.3%, to $143.4 million in the three months ended May 2, 2015 from $124.3 million in the three months ended May 3, 2014. As a percentage of net revenues, gross margin decreased 0.1% to 33.9% of net revenues in the three months ended May 2, 2015 from 34.0% of net revenues in the three months ended May 3, 2014.

Gross profit for the three months ended May 3, 2014 was negatively impacted by $1.4 million related to coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. We expect that these coupon redemptions could continue to impact our gross margins until their expiration in March 2016. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.

The increase in gross margin, excluding the impact of the coupons redeemed in connection with the legal claim mentioned above, was primarily driven by improvement in merchandise margins and other product related costs, as well as leverage of our fixed retail occupancy costs. These increases were partially offset by higher shipping costs and higher supply chain occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $6.8 million, or 5.7%, to $126.4 million in the three months ended May 2, 2015 compared to $119.6 million in the three months ended May 3, 2014.

Selling, general and administrative expenses for the three months ended May 3, 2014 included a $9.2 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.

The increase in selling, general and administrative expenses, excluding the charge incurred in connection with a legal claim mentioned above, was primarily related to an increase in employment costs of $9.6 million due to company growth, an increase in advertising and marketing costs and an increase in credit card fees due to increased revenues.

The decrease in selling, general and administrative expenses as a percentage of net revenues, excluding the charge incurred in connection with a legal claim mentioned above, was primarily driven by leverage in our general and administrative expenses including professional fees and other corporate costs. These decreases were partially offset by advertising and marketing costs due to higher page counts of our 2014 Source Books.

Interest expense

Interest expense was $5.6 million in the three months ended May 2, 2015 and consisted of interest of $3.3 million non-cash amortization of the convertible senior notes debt discount, $1.8 million related to accounting for build-to-suit lease transactions, interest incurred under our revolving line of credit of $0.4 million, which includes standby and letter of credit interest, amortization of debt issuance costs and deferred financing fees of $0.4 million, interest of $0.2 million for notes payable for share repurchases and interest related to capital lease agreements of $0.2 million. In addition, we capitalized interest expense of $0.5 million for capital projects during the three months ended May 2, 2015.

Interest expense was $2.1 million in the three months ended May 3, 2014 and consisted of interest incurred under our revolving line of credit of $1.2 million, which includes standby and letter of credit interest, interest of $0.8 million related to accounting for build-to-suit lease transactions, amortization of deferred financing fees of $0.2 million and interest of $0.2 million for notes payable for share repurchases. In addition, we capitalized interest expense of $0.3 million for capital projects during the three months ended May 3, 2014.

Income tax expense

Income tax expense was $4.2 million in the three months ended May 2, 2015 compared $0.9 million in the three months ended May 3, 2014. Our effective tax rate was 37.11% in the three months ended May 2, 2015 compared to 34.04% in the three months ended May 3, 2014.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, payroll, Source Books and other catalogs, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital varies as a result of increases in our inventory levels and costs related to our Source Books. We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes and borrowing availability under the revolving line of credit or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 – 24 months.

We expect that our working capital needs may fluctuate based on the timing of new product introductions. Specifically, the timing of our inventory purchases in fiscal 2015 may not be consistent with prior fiscal years as we are introducing a significant portion of our new products in the Fall of 2015 whereas in prior years the majority of our new product introductions coincided with our Spring Source Book mailing.

Our investments in capital expenditures for the three months ended May 2, 2015 totaled $29.2 million. We expect to have gross capital expenditures of approximately $140 million to $160 million in fiscal 2015, primarily related to our efforts to continue our growth and expansion, including construction of our new galleries and infrastructure investments. As an offset to gross capital expenditures in fiscal 2015, we anticipate receiving approximately $10 million to $20 million in landlord contributions and other capital inflows related to our real estate transformation and portfolio. These anticipated landlord contributions primarily relate to profit participation arrangements for our distribution center facilities. The majority of the current lease arrangements for our new galleries require the landlord to fund a specific portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from landlords related to the building of our larger format retail galleries in fiscal 2015.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Used in operating activities	$(14,379)	$(57,219)
Used in investing activities	(33,698)	(16,515)
Provided by financing activities	2,837	71,283
Decrease in cash and cash equivalents	(45,167)	(2,447)
Cash and cash equivalents at end of period	103,767	10,942

Net Cash Used In Operating Activities

Cash from operating activities consists primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For the three months ended May 2, 2015, net cash used in operating activities was $14.4 million due to an increase in uses of working capital and other activities of $39.5 million, partially offset by non-cash items of $18.0 million and net income of $7.2 million. Working capital and other activities consisted primarily of increases in inventory of $42.3 million in anticipation of the 2015 spring collection and outdoor selling season and increases in prepaid expense of $11.2 million. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $7.7 million and increases in deferred revenue and customer deposits.

For the three months ended May 3, 2014, net cash used in operating activities was $57.2 million due to an increase in uses of working capital and other activities of $63.7 million, partially offset by non-cash items of $4.7 million and net income of $1.8 million. Working capital and other activities consisted primarily of increases in inventory of $29.6 million in anticipation of the 2014 spring collection and outdoor selling season, decreases in other current liabilities of $22.8 million related to decreases in federal and state tax payables due to payments made during the period, and increases in prepaid expense of $18.3 million primarily due to an increase in catalog costs associated with the Spring 2014 Source Books. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $4.3 million and increases in accounts receivable.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new store openings and improvements and in supply chain and systems infrastructure, as well as activities associated with investing in available-for-sale securities.

For the three months ended May 2, 2015, net cash used in investing activities was $33.7 million primarily as a result of $29.2 million in investments in a corporate aircraft, new stores, supply chain, information technology and systems infrastructure. In addition, we made short-term and long-term investments in available-for-sale securities of $19.5 million, partially offset by maturities of such investments of $15.0 million.

For the three months ended May 3, 2014, net cash used in investing activities was $16.5 million primarily as a result of investments in new and existing stores, investment in information technology, investment in supply chain and systems infrastructure, and renovations to our corporate headquarters.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offering, borrowings and repayments related to the revolving line of credit and capital contributions.

For the three months ended May 2, 2015, net cash provided by financing activities was $2.8 million primarily due to net proceeds and excess tax benefits from the exercise of stock options of $2.2 million and $1.1 million, respectively. The cash provided by these financing activities was partially offset by cash paid for employee taxes related to net settlement of equity awards.

For the three months ended May 3, 2014, net cash provided by financing activities was $71.3 million primarily due to net borrowings under the revolving line of credit of $63.7 million resulting from an increase in inventory purchases during the period, spend associated with our Spring 2014 Source Books and capital expenditures related to investments in new stores and our supply chain. In addition, excess tax benefits and net proceeds from the exercise of stock options provided $5.4 million and $3.5 million, respectively.

Non-Cash Transactions

Non-cash transactions consists of non-cash additions of property and equipment and the issuance of notes payable related to share repurchases from former employees.

Build-to-Suit Lease Transactions

The non-cash additions of property and equipment from build-to-suit lease transactions are the result of the accounting requirements of ASC 840—Leases for those construction projects in which we are the “deemed owner” of the construction project given the extent to which we are involved in constructing the leased asset. If we are the “deemed owner” for accounting purposes, upon commencement of the construction project, we are required to capitalize contributions by the landlord toward construction as property and equipment on our consolidated balance sheets. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of our consolidated statements of cash flows.

However, over the lease term, these non-cash additions to property and equipment from build-to-suit lease transactions do not impact our cash outflows or net income within the consolidated statements of income.

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

Debt issuance costs related to the Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on condensed the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets.

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

Revolving Line of Credit

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement (the “prior credit agreement”) with Bank of America, N.A., as administrative agent, and certain other lenders. On November 24, 2014, the existing credit agreement was amended and restated (the “amended and restated credit agreement”) to, among other things, increase the existing revolving line of credit by $182.5 million and eliminate the $15.0 million term loan facility under the existing credit agreement. Under the amended and restated credit agreement, the Company has the option to increase the amount of the revolving line of credit by up to an additional $200.0 million, subject to satisfaction of certain customary conditions at the time of such increase. As a result of the amended and restated credit agreement, unamortized deferred financing fees of $0.2 million related to the previous facility were expensed in the fourth quarter of fiscal 2014 and $0.9 million related to the previous facility will be amortized over the life of the new revolving line of credit, which has a maturity date of November 24, 2019.

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

The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio was approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of May 2, 2015, Restoration Hardware, Inc. was in compliance with all covenants of the amended and restated credit agreement, and if the availability under the amended and restated credit agreement was less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

On June 27, 2014, we paid off the principal balance and related interest under the prior credit agreement of $154.8 million using proceeds from the issuance of the convertible senior notes. As of May 2, 2015, Restoration Hardware, Inc. had no amounts outstanding under the amended and restated credit agreement. As of May 2, 2015, Restoration Hardware, Inc. had $435.5 million undrawn borrowing availability under the amended and restated credit agreement and had $12.2 million in outstanding letters of credit.

Contractual Obligations

As of May 2, 2015, our future contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	Remainder of 2015	2016–2017	2018–2019	Thereafter
	(in thousands)
Convertible senior notes	$350,000	$—	$—	$350,000	$—
Revolving line of credit (1)	—	—	—	—	—
Operating leases (2)	583,869	56,107	127,705	98,040	302,017
Other non-current obligations (3)	558,476	17,064	54,944	65,198	421,270
Capital lease obligations	16,896	895	2,212	2,243	11,546
Notes payable for share repurchases	19,285	—	—	893	18,392
Letters of credit	12,233	12,233	—	—	—

Total	$1,540,759	$86,299	$184,861	$516,374	$753,225

(1)	Under the amended and restated credit agreement, the revolving line of credit has a maturity date of November 24, 2019.
(2)	We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. Amounts above do not include estimated contingent rent due under operating leases of $2.3 million at May 2, 2015.
(3)	Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. In addition, includes approximately $8.5 million in fiscal 2015 related to our commitment to purchase real estate in Canada, the purchase of which is expected to close in June 2015.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 2, 2015.

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

For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2014 Form 10-K. There have been no material changes to the critical accounting policies and estimates listed in the 2014 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Recent Accounting Pronouncements in our condensed consolidated financial statements for a description of recently proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At May 2, 2015, there were no amounts outstanding under the revolving line of credit. As of May 2, 2015, we had $435.5 million undrawn borrowing availability under the revolving line of credit and had $12.2 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended May 2, 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of May 2, 2015, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 2, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

For additional information, refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“2014 Form 10-K”). There have been no material changes to the risk factors disclosed in our 2014 Form 10-K.

The risks described in our 2014 Form 10-K are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended May 2, 2015

During the three months ended May 2, 2015, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
February 1, 2015 to February 28, 2015
No activity	—	$—
March 1, 2015 to April 4, 2015
Shares withheld from delivery (1)	2,866	96.02
April 5, 2015 to May 2, 2015
Shares withheld from delivery (1)	1,095	92.43

Total	3,961	$95.03

(1)	Reflects shares withheld from delivery to satisfy tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Aircraft Time Sharing Agreement, entered into on March 27, 2015 by and between Restoration Hardware, Inc. and Gary G. Friedman	8-K	001-35720	March 27, 2015	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Hardware Holdings, Inc.

Date: June 11, 2015	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2015	By:	/s/ Karen Boone
Karen Boone
Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)