Form 10-Q
period 2015-08-01
Restoration Hardware Holdings Inc
filed 2015-09-10
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

or

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

As of September 4, 2015, 40,201,116 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

PART I

Item 1.	Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	August 1, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$304,948	$148,934
Short-term investments	149,692	62,168
Accounts receivable—net	22,834	25,965
Merchandise inventories	707,516	559,297
Current deferred tax assets	28,148	27,904
Prepaid expense and other current assets	81,622	87,976

Total current assets	1,294,760	912,244
Long-term investments	—	18,338
Property and equipment—net	503,456	390,844
Goodwill	124,389	124,424
Trademarks and other intangible assets	48,530	48,554
Non-current deferred tax assets	8,363	8,689
Other non-current assets	17,490	22,906

Total assets	$1,996,988	$1,525,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$291,381	$235,159
Deferred revenue and customer deposits	86,322	73,550
Current deferred tax liabilities	1,194	133
Other current liabilities	47,789	35,587

Total current liabilities	426,686	344,429
Convertible senior notes due 2019—net	291,249	284,388
Convertible senior notes due 2020—net	214,075	—
Financing obligations under build-to-suit lease transactions	186,367	124,770
Deferred rent and lease incentives	42,052	40,552
Non-current deferred tax liabilities	4,954	—
Other non-current obligations	29,327	28,944

Total liabilities	1,194,710	823,083

Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of August 1, 2015 and January 31, 2015	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 40,485,727 shares issued and 40,190,839 shares outstanding as of August 1, 2015; 40,184,803 shares issued and 39,892,540 shares outstanding as of January 31, 2015	4	4
Additional paid-in capital	732,357	668,989
Accumulated other comprehensive loss	(1,361)	(502)
Retained earnings	90,801	53,710
Treasury stock—at cost, 294,888 shares as of August 1, 2015 and 292,263 shares as of January 31, 2015	(19,523)	(19,285)

Total stockholders’ equity	802,278	702,916

Total liabilities and stockholders’ equity	$1,996,988	$1,525,999

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net revenues	$506,942	$433,766	$929,387	$800,020
Cost of goods sold	312,679	265,857	591,706	507,762

Gross profit	194,263	167,909	337,681	292,258
Selling, general and administrative expenses	137,840	118,974	264,229	238,545

Income from operations	56,423	48,935	73,452	53,713
Interest expense	7,406	4,346	13,055	6,402

Income before income taxes	49,017	44,589	60,397	47,311
Income tax expense	19,082	17,336	23,306	18,263

Net income	$29,935	$27,253	$37,091	$29,048

Weighted-average shares used in computing basic net income per share	40,045,850	39,436,255	39,979,898	39,294,274
Basic net income per share	$0.75	$0.69	$0.93	$0.74
Weighted-average shares used in computing diluted net income per share	42,243,910	41,262,629	42,117,215	40,965,628
Diluted net income per share	$0.71	$0.66	$0.88	$0.71

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$29,935	$27,253	$37,091	$29,048
Net gains (losses) from foreign currency translation	(1,074)	11	(854)	75
Net unrealized holding gains (losses) on available-for-sale investments	(3)	—	(5)	—

Total comprehensive income	$28,858	$27,264	$36,232	$29,123

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,091	$29,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,874	15,978
Amortization of debt discount	8,288	1,576
Excess tax benefit from exercise of stock options	(3,739)	(7,612)
Stock-based compensation expense	11,580	6,750
Other non-cash interest expense	1,251	431
Change in assets and liabilities:
Accounts receivable	3,128	(2,109)
Merchandise inventories	(148,310)	(93,185)
Prepaid expense and other assets	5,414	(22,369)
Accounts payable and accrued expenses	47,701	35,581
Deferred revenue and customer deposits	12,773	17,596
Other current liabilities	15,962	(12,542)
Deferred rent and lease incentives	1,548	1,064
Other non-current obligations	59	68

Net cash provided by (used in) operating activities	13,620	(29,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(46,261)	(38,800)
Acquisition of building and land	(9,875)	—
Purchase of trademarks and domain names	(168)	(252)
Purchase of investments	(104,607)	—
Maturities of investments	35,000	—

Net cash used in investing activities	(125,911)	(39,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	—	749,945
Gross repayments under revolving line of credit	—	(835,370)
Proceeds from issuance of convertible senior notes	296,250	350,000
Proceeds from issuance of warrants	30,390	40,390
Purchase of convertible note hedges	(68,250)	(73,325)
Debt issuance costs related to convertible senior notes	(2,382)	(5,385)
Payments on capital leases	(137)	(1,478)
Proceeds from exercise of stock options	11,671	5,806
Excess tax benefit from exercise of stock options	3,739	7,612
Tax withholdings related to issuance of stock-based awards	(2,954)	(1,306)

Net cash provided by financing activities	268,327	236,889

Effects of foreign currency exchange rate translation	(22)	(8)

Net increase in cash and cash equivalents	156,014	168,104
Cash and cash equivalents
Beginning of period	148,934	13,389

End of period	$304,948	$181,493

Non-cash transactions:
Property and equipment additions due to build-to-suit lease transactions	$61,597	$17,536
Property and equipment additions in accounts payable and accrued expenses at period-end	19,312	13,654
Property and equipment additions from use of construction related deposits	7,327	—
Issuance of non-current notes payable related to share repurchases from former employees	238	16,575

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. These products are sold through the Company’s stores, catalogs and websites. As of August 1, 2015, the Company operated a total of 67 retail stores and 15 outlet stores in 27 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments necessary to fairly state the Company’s financial position as of August 1, 2015, and the results of operations for the three and six months ended August 1, 2015 and August 2, 2014. The Company’s current fiscal year ends on January 30, 2016 (“fiscal 2015”).

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

The results of operations for the three and six months ended August 1, 2015 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Convertible Senior Notes

In June 2015, the Company issued in a private offering $250 million principal amount of 0.00% convertible senior notes due 2020 and, in July 2015, the Company issued an additional $50 million principal amount pursuant to the exercise of the overallotment option granted to the initial purchasers as part of its June 2015 offering (collectively, the “2020 Notes”). In connection with the issuance of these notes, the Company entered into convertible note hedge transactions for which it paid an aggregate amount of $68.3 million. In addition, the Company sold warrants for which it received aggregate proceeds of $30.4 million. Taken together, the Company received total cash proceeds of $256.0 million, net of discounts upon original issuance and offering costs of $6.1 million. Refer to Note 7—Convertible Senior Notes.

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

Revenue from Contracts with Customers

In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in the prior guidance. The Company will also need to apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance is effective retrospectively for fiscal years beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017), and interim periods within those years. In August 2015, the FASB issued Accounting Standards Update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which amends Accounting Standards Update 2014-09. As a result, the effective date was deferred by one year, to annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early adoption permitted as of the original effective date of December 15, 2016. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption on its consolidated financial statements.

Consolidation Accounting

In February 2015, the FASB issued Accounting Standards Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments to the guidance are effective for fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2016), and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

Classification of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

Software Licenses in Cloud Computing Arrangements

In April 2015, the FASB issued Accounting Standards Update No. 2015-05—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	August 1, 2015	January 31, 2015
Capitalized catalog costs	$44,890	$46,911
Vendor deposits	15,780	21,585
Prepaid expense and other current assets	20,952	19,480

Total prepaid expense and other current assets	$81,622	$87,976

Other non-current assets consist of the following (in thousands):

	August 1, 2015	January 31, 2015
Deposits	$7,540	$6,193
Deferred financing fees and convertible debt issuance costs	4,909	3,670
Construction related deposits	1,922	9,250
Other non-current assets	3,119	3,793

Total other non-current assets	$17,490	$22,906

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of August 1, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$2,124	$(1,631)	$—	$493
Fair market write-down (2)	(1,467)	1,211	—	(256)

Total intangible assets subject to amortization	$657	$(420)	$—	$237

Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(72)	$124,389
Trademarks and domain names	$48,037	$—	$—	$48,037

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

The following sets forth the goodwill and intangible assets as of January 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$3,110	$(2,419)	$—	$691
Fair market write-down (2)	(1,467)	1,127	—	(340)
Customer relationships (3)	80	(80)	—	—

Total intangible assets subject to amortization	$1,723	$(1,372)	$—	$351

Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(37)	$124,424
Trademarks and domain names	$47,863	$—	$—	$47,863

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

(3)	Customer relationships are amortized over a one-year period.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	August 1, 2015	January 31, 2015
Accounts payable	$189,964	$133,063
Accrued compensation	26,649	35,942
Accrued freight and duty	23,810	22,747
Accrued sales taxes	18,478	21,240
Accrued occupancy	14,701	7,530
Accrued catalog costs	8,868	4,582
Accrued professional fees	3,120	2,319
Accrued legal settlements	2,675	4,309
Other accrued expenses	3,116	3,427

Total accounts payable and accrued expenses	$291,381	$235,159

Accounts payable included negative cash balances due to outstanding checks of $17.5 million as of both August 1, 2015 and January 31, 2015.

Other current liabilities consist of the following (in thousands):

	August 1, 2015	January 31, 2015
Unredeemed gift card and merchandise credit liability	$22,447	$23,004
Federal, state and foreign tax payable	13,111	1,509
Allowance for sales returns	12,017	10,235
Other liabilities	214	839

Total other current liabilities	$47,789	$35,587

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	August 1, 2015	January 31, 2015
Notes payable for share repurchases	$19,523	$19,285
Capital lease obligations—non-current	7,391	7,487
Unrecognized tax benefits	1,157	1,108
Other non-current obligations	1,256	1,064

Total other non-current obligations	$29,327	$28,944

NOTE 7—CONVERTIBLE SENIOR NOTES

0.00% Convertible Senior Notes due 2020

In June 2015, the Company issued in a private offering $250 million principal amount of 0.00% convertible senior notes due 2020 and, in July 2015, the Company issued an additional $50 million principal amount pursuant to the exercise of the overallotment option granted to the initial purchasers as part of its June 2015 offering (collectively, the “2020 Notes”). The 2020 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2020 Notes will mature on July 15, 2020, unless earlier purchased by the Company or converted. The 2020 Notes will not bear interest, except that the 2020 Notes will be subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the 2020 Notes. The 2020 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are also considered “events of default” under the 2020 Notes, which may result in the acceleration of the maturity of the 2020 Notes, as described in the indenture governing the 2020 Notes. The 2020 Notes are guaranteed by the Company’s primary operating subsidiary, Restoration Hardware, Inc., as Guarantor. The guarantee is the unsecured obligation of the Guarantor and is subordinated to the Guarantor’s obligations from time to time with respect to its credit agreement and ranks equal in right of payment with respect to Guarantor’s other obligations.

The initial conversion rate applicable to the 2020 Notes is 8.4656 shares of common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $118.13 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2020 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 1, 2015, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of August 1, 2015. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2020 Notes, the Company separated the 2020 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2020 Notes and the fair value of the liability component of the 2020 Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.47% over the term of the 2020 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2020 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the term of the 2020 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts were recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets. During both the three and six months ended August 1, 2015, the Company recorded $0.1 million related to the amortization of debt issuance costs.

The carrying value of the 2020 Notes is as follows (in thousands):

August 1, 2015
Liability component
Principal	$300,000
Less: Debt discount	(82,253)

Net carrying amount	$217,747

Equity component (1)	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $1.7 million for the amortization of the debt discount related to the 2020 Notes during both the three and six months ended August 1, 2015.

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 5.1 million shares of its common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was $68.3 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 5.1 million shares of the Company’s common stock at a price of $189.00 per share. The Company received $30.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2020 Notes until the Company’s common stock is above approximately $189.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The current portion of the deferred tax liability and deferred tax asset are recorded in current deferred tax liabilities on the condensed consolidated balance sheets. The non-current portion of the deferred tax liability and deferred tax asset are recorded in non-current deferred tax liabilities on the condensed consolidated balance sheets.

0.00% Convertible Senior Notes due 2019

In June 2014, the Company issued $350 million aggregate principal amount of 0.00% convertible senior notes due 2019 (the “2019 Notes”) in a private offering. The 2019 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2019 Notes will mature on June 15, 2019, unless earlier purchased by the Company or converted. The 2019 Notes will not bear interest, except that the 2019 Notes will be subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the 2019 Notes. The 2019 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are also considered “events of default” under the 2019 Notes, which may result in the acceleration of the maturity of the 2019 Notes, as described in the indenture governing the 2019 Notes.

The initial conversion rate applicable to the 2019 Notes is 8.6143 shares of common stock per $1,000 principal amount of 2019 Notes, which is equivalent to an initial conversion price of approximately $116.09 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2019 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 1, 2015, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of August 1, 2015. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2019 Notes, the Company separated the 2019 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2019 Notes and the fair value of the liability component of the 2019 Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 4.51% over the term of the 2019 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2019 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the term of the 2019 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets. During the three months ended August 1, 2015 and August 2, 2014, the Company recorded $0.2 million and $0.1 million related to the amortization of debt issuance costs, respectively. During the six months ended August 1, 2015 and August 2, 2014, the Company recorded $0.4 million and $0.1 million related to the amortization of debt issuance costs, respectively.

The carrying value of the 2019 Notes is as follows (in thousands):

	August 1, 2015	January 31, 2015
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(55,976)	(62,513)

Net carrying amount	$294,024	$287,487

Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.3 million and $1.6 million for the amortization of the debt discount related to the 2019 Notes during the three months ended August 1, 2015 and August 2, 2014, respectively. The Company recorded interest expense of $6.6 million and $1.6 million for the amortization of the debt discount related to the 2019 Notes during the six months ended August 1, 2015 and August 2, 2014, respectively.

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 3.0 million shares of its common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of the Company’s common stock at a price of $171.98 per share. The Company received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

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

On August 12, 2015, Restoration Hardware, Inc. and Restoration Hardware Canada, Inc. entered into a First Amendment (the “Amendment”) to the amended and restated credit agreement. The Amendment changes the amended and restated credit agreement definition of “Change of Control” (the occurrence of which triggers a default under the amended and restated credit agreement) so that changes in the composition of the board of directors due to actual or threatened proxy solicitations are treated in the same way as other changes in the composition of the board of directors.

As of August 1, 2015, the Company did not have any amounts outstanding under the revolving line of credit. As of August 1, 2015, the Company had $516.9 million undrawn borrowing availability under the revolving line of credit. As of August 1, 2015 and January 31, 2015, the Company had $13.2 million and $20.2 million in outstanding letters of credit, respectively.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of August 1, 2015, the Company was in compliance with all covenants contained in the credit agreement.

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value were as follows (in thousands):

	August 1, 2015			January 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$2	$—	$2	$44	$—	$44
Commercial paper	—	48,882	48,882	—	18,248	18,248
Government agency obligations	—	1,081	1,081	—	1,001	1,001

Total cash equivalents	2	49,963	49,965	44	19,249	19,293
Short-term investments
Commercial paper	—	20,532	20,532	—	13,996	13,996
Government agency obligations	—	129,160	129,160	—	48,172	48,172

Total short-term investments	—	149,692	149,692	—	62,168	62,168
Long-term investments
Government agency obligations	—	—	—	—	18,338	18,338

Total long-term investments	—	—	—	—	18,338	18,338

Total	$2	$199,655	$199,657	$44	$99,755	$99,799

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the three and six months ended August 1, 2015 or August 2, 2014. There were no transfers into or out of level 1 and level 2 during the three and six months ended August 1, 2015 or August 2, 2014.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes (carrying value excludes the equity component of the 2019 Notes and 2020 Notes classified in stockholders’ equity) were as follows (in thousands):

	August 1, 2015		January 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes due 2019	$272,460	$294,024	$260,444	$287,487
Convertible senior notes due 2020	$214,793	$217,747	$—	$—

The fair value of each of the 2019 Notes and 2020 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of the Company’s convertible notes, when available, the Company’s stock price and interest rates based on similar debt issued by parties with credit ratings similar to the Company (level 2).

As the Company’s debt obligations under the revolving line of credit are variable rate, there are no significant differences between the estimated fair value (level 2) and carrying value.

Non-Financial Assets

The Company did not record an impairment charge on long-lived assets during the three and six months ended August 1, 2015 or August 2, 2014.

NOTE 10—INCOME TAXES

The effective tax rate was 38.93% and 38.88% for the three months ended August 1, 2015, and August 2, 2014, respectively. The effective tax rate was 38.59% and 38.60% for the six months ended August 1, 2015, and August 2, 2014, respectively.

As of August 1, 2015 and January 31, 2015, $1.0 million and $0.9 million, respectively, of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of August 1, 2015, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 11—EARNINGS PER SHARE

The weighted-average shares used for net income per share is as follows:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Weighted-average shares—basic	40,045,850	39,436,255	39,979,898	39,294,274
Effect of dilutive stock-based awards	2,198,060	1,826,374	2,137,317	1,671,354

Weighted-average shares—diluted	42,243,910	41,262,629	42,117,215	40,965,628

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Options	607,427	1,244,448	353,967	1,906,705
Restricted stock units	2,724	3,531	1,362	1,765

Total anti-dilutive stock-based awards	610,151	1,247,979	355,329	1,908,470

NOTE 12—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company.

During the three and six months ended August 1, 2015, the Company repurchased 2,625 shares of common stock from a former employee pursuant to such repurchase right for fair value at a purchase price of $0.2 million. The repurchase was settled with the issuance of a promissory note bearing interest at 3%, paid annually, with principal due at the end of a 7-year term.

During the three and six months ended August 2, 2014, the Company repurchased 10,588 and 251,910 shares of common stock, respectively, from former employees pursuant to such repurchase right for fair value at a purchase price of $0.9 million and $16.6 million, respectively. The repurchases were settled with the issuance of promissory notes bearing interest at approximately 5%, paid annually, with principal due generally at the end of an 8-year term.

The aggregate unpaid principal amount of the notes payable for share repurchases was $19.5 million and $19.3 million as of August 1, 2015 and January 31, 2015, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets. The Company recorded interest expense on the outstanding notes of $0.3 million and $0.2 million during the three months ended August 1, 2015 and August 2, 2014, respectively. The Company recorded interest expense on the outstanding notes of $0.5 million and $0.4 million during the six months ended August 1, 2015 and August 2, 2014, respectively.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of income. The Company recorded stock-based compensation expense of $6.3 million and $4.5 million in the three months ended August 1, 2015 and August 2, 2014, respectively. The Company recorded stock-based compensation expense of $11.6 million and $6.7 million in the six months ended August 1, 2015 and August 2, 2014, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Option Plan and 2012 Stock Incentive Plan

As of August 1, 2015, 6,925,446 options were outstanding with a weighted-average exercise price of $54.20 per share and 5,210,786 options were vested with a weighted-average exercise price of $48.90 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of August 1, 2015 was $327.3 million, $321.2 million, and $273.9 million, respectively. Stock options exercisable as of August 1, 2015 had a weighted-average remaining contractual life of 7.54 years. As of August 1, 2015, the total unrecognized compensation expense related to unvested options was $39.7 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.88 years.

As of August 1, 2015, the Company had 819,362 restricted stock and restricted stock unit awards outstanding with a weighted-average grant date fair value of $70.88 per share. During the three months ended August 1, 2015, 79,582 restricted stock and restricted stock unit awards with a weighted-average grant date fair value of $67.75 per share vested. During the six months ended August 1, 2015, 90,010 restricted stock and restricted stock unit awards with a weighted-average grant date fair value of $65.55 per share vested. As of August 1, 2015, there was $42.5 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 3.74 years.

NOTE 14—RELATED PARTY TRANSACTIONS

In February 2015, the Company purchased an aircraft for a total purchase price of $9.5 million in order to facilitate more efficient business travel by the Company’s management team in development of the Company’s business.

On March 27, 2015, Restoration Hardware, Inc., a wholly-owned subsidiary of the Company and the operator of the aircraft, entered into an Aircraft Time Sharing Agreement (the “Time Sharing Agreement”) with Gary Friedman, our Chief Executive Officer. The Time Sharing Agreement governs any use of the aircraft by Mr. Friedman for personal trips and provides that Mr. Friedman will lease the aircraft and pay Restoration Hardware, Inc. an amount equal to the aggregate actual expenses of each personal use flight based on the variable costs of the flight, with the amount of such lease payments not to exceed the maximum payment level established under the Federal Aviation Administration rules. Mr. Friedman maintains a deposit with the Company, to be used towards payment of amounts due under the Time Sharing Agreement.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of August 1, 2015.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of August 1, 2015, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements.

Hernandez v. Restoration Hardware

On October 21, 2008, Mike Hernandez, individually and on behalf of others similarly situated, filed a class action in the Superior Court of the State of California for the County of San Diego against Restoration Hardware, Inc. alleging principally that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. On May 23, 2014, in response to a directive from the Court, the parties filed a joint statement as to the parties’ agreed-upon claims process for the class members as well as to other matters related to this proceeding. On September 5, 2014, the Court granted plaintiffs’ motion for attorneys’ fees, costs, and awards, and awarded $9.5 million in fees and costs to plaintiffs’ attorneys. The Court entered judgment on September 29, 2014 and, on November 21, 2014, a class member filed a notice of appeal from the judgment. As a result of the appeal, the judgment was stayed until January 10, 2015. The appeal remains pending but the judgment is enforceable. As a result of these developments, during fiscal 2014, the Company recorded a $9.5 million charge related to this matter that was subsequently decreased to approximately $8 million. The decrease of approximately $1.5 million was based on a revision of estimated class member response. On March 16, 2015, the Company, through the third party claims administrator, began mailing the class action award to class members. The Company, through the third party claims administrator, paid approximately $2.4 million in cash awards to the class members and mailed 33% discount coupons, good for one year, on purchases up to $10,000, to class members that did not request the cash award. During a hearing on April 16, 2015, the Court provided additional guidance regarding the manner in which class members can use the 33% merchandise discount coupon. Specifically, the court ordered that the 33% coupons may be combined with the Company’s other promotional offers.

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

Net revenues in each category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Furniture	$320,255	$268,202	$592,530	$496,237
Non-furniture	186,687	165,564	336,857	303,783

Total net revenues	$506,942	$433,766	$929,387	$800,020

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three or six months ended August 1, 2015 or August 2, 2014.

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

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including statements related to our future plans to increase sales by transforming our real estate platform; how we intend to increase our market share; the key areas which we believe will increase operating margins; our plan to strategically expand our business into select countries outside of the United States and Canada over the next several years; our expectation that more than half of our new product introductions will occur in the second half of 2015, primarily with the launch of RH Modern and RH Teen; our expectation that fluctuations in our rate of revenue growth and financial performance will continue in future periods and that our performance metrics will remain variable; our expectation that the convertible note hedge transactions will reduce potential earnings dilution with respect to our common stock upon conversion of the 2019 Notes and 2020 Notes and/or reduce our exposure to potential cash or stock payments that may be required upon conversion of the 2019 Notes and 2020 Notes; our expectation that coupons redeemed in connection with a legal claim could continue to impact our gross margins until their expiration in March 2016; and our expectations regarding working capital requirements and fluctuation of working capital needs, our inventory purchases in fiscal 2015, capital expenditures, and landlord contributions and other capital inflows related to our business including our real estate transformation and portfolio. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware and children’s furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. We position our stores as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. As of August 1, 2015, we operated a total of 67 retail galleries throughout the United States and Canada, consisting of 57 Legacy Galleries, 6 larger format Design Galleries, 1 next generation Design Gallery and 3 Baby & Child Galleries, as well as 15 outlet stores.

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

In 2015, more than half of our new product introductions, whether within existing product categories or through creation of new product categories, will occur in the second half of fiscal 2015, primarily with the launch of RH Modern and RH Teen, whereas in prior years the majority of our new product introductions coincided with our Spring Source Book mailing. While our Spring 2015 Source Book was mailed several weeks earlier than last year, the amount of new product introductions this Spring was lower than last year. The timing and cadence of new product introductions is an important factor when comparing results during the quarters and year over year.

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

In June 2015, we issued in a private offering $250 million principal amount of 0.00% convertible senior notes due 2020 and, in July 2015, we issued an additional $50 million principal amount pursuant to the exercise of the overallotment option granted to the initial purchasers as part of our June 2015 offering (collectively, the “2020 Notes”). In connection with the issuance of the debt, we entered into convertible note hedge transactions that cover the number of shares of our common stock that are underlying the 2020 Notes, for which we paid an aggregate amount of $68.3 million. In addition, we sold warrants and received aggregate proceeds of $30.4 million from the sale of the warrants. The aggregate net proceeds from the offering, after taking into consideration the cost of the convertible note hedge transactions, proceeds from the warrants sold, as well as deducting discounts upon original issuance and offering costs of $6.1 million, were $256.0 million. Refer to Note 7—Convertible Senior Notes to our condensed consolidated financial statements.

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income and other financial and operating data.

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(dollars in thousands, excluding per square foot store data)
Statements of Operations:
Net revenues	$506,942	$433,766	$929,387	$800,020
Cost of goods sold	312,679	265,857	591,706	507,762

Gross profit	194,263	167,909	337,681	292,258
Selling, general and administrative expenses	137,840	118,974	264,229	238,545

Income from operations	56,423	48,935	73,452	53,713
Interest expense	7,406	4,346	13,055	6,402

Income before income taxes	49,017	44,589	60,397	47,311
Income tax expense	19,082	17,336	23,306	18,263

Net income	$29,935	$27,253	$37,091	$29,048

Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	47%	49%	48%	49%
Growth in net revenues:
Stores (2)	21%	9%	17%	13%
Direct	13%	19%	15%	21%
Total	17%	14%	16%	17%
Comparable brand revenue growth (3)	16%	13%	15%	15%
Retail (4):
Retail stores open at beginning of period	67	69	67	70
Stores opened	—	1	1	1
Stores closed	—	2	1	3
Retail stores open at end of period	67	68	67	68
Total leased square footage at end of period (in thousands)	855	810	855	810
Total leased selling square footage at beginning of period (in thousands) (5)	605	548	607	554
Total leased selling square footage at end of period (in thousands) (5)	605	564	605	564
Weighted-average leased square footage (in thousands) (6)	855	799	856	797
Weighted-average leased selling square footage (in thousands) (6)	605	556	605	555
Retail sales per leased selling square foot (7)	$393	$354	$697	$651
Capital expenditures	$26,909	$22,285	$56,136	$38,800
Adjusted net income (8)	$36,022	$27,699	$45,864	$34,852

(1)	Direct revenues include sales through our Source Books and websites.
(2)	Stores data represents retail stores plus outlet stores.
(3)	Comparable brand revenue growth includes retail comparable store sales, including Baby & Child Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.
(4)	Retail data has been calculated based upon retail stores, which includes our Baby & Child Galleries and excludes outlet stores.

(5)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 13,200 square feet related to two owned store locations.
(6)	Weighted-average leased selling and total square footage is calculated based on the number of days a gallery location was opened during the period divided by the total number of days in the period.
(7)	Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the weighted-average leased selling square footage for the period.
(8)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$29,935	$27,253	$37,091	$29,048
Adjustments pre-tax:
Legal claim (a)	5,474	—	7,042	9,200
Amortization of debt discount (b)	4,493	1,576	7,195	1,576

Subtotal adjusted items	9,967	1,576	14,237	10,776
Impact of income tax items (c)	(3,880)	(1,130)	(5,464)	(4,972)

Adjusted net income	$36,022	$27,699	$45,864	$34,852

(a)	Represents charges incurred or the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.
(b)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their respective terms. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.6 million and $1.1 million during the three and six months ended August 1, 2015, respectively.
(c)	The adjustment for the three and six months ended August 1, 2015 represents the tax effect of the adjusted items based on our effective tax rate of 38.93% and 38.59%, respectively. The three and six months ended August 2, 2014 includes an adjustment to calculate income tax expense at a pro forma 40% effective tax rate.

The following table sets forth our consolidated statements of income as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Statements of Operations:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.7	61.3	63.7	63.5

Gross profit	38.3	38.7	36.3	36.5
Selling, general and administrative expenses	27.2	27.4	28.4	29.8

Income from operations	11.1	11.3	7.9	6.7
Interest expense	1.4	1.0	1.4	0.8

Income before income taxes	9.7	10.3	6.5	5.9
Income tax expense	3.8	4.0	2.5	2.3

Net income	5.9%	6.3%	4.0%	3.6%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our direct net revenues, which include sales through our catalogs and websites.

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stores	$268,451	$221,976	$483,196	$411,825
Direct	238,491	211,790	446,191	388,195

Net revenues	$506,942	$433,766	$929,387	$800,020

Three Months Ended August 1, 2015 Compared to Three Months Ended August 2, 2014

Net revenues

Net revenues increased $73.1 million, or 16.9%, to $506.9 million in the three months ended August 1, 2015 compared to $433.8 million in the three months ended August 2, 2014. Comparable brand revenue growth was 16% for the three months ended August 1, 2015. We had 67 and 68 retail stores open at August 1, 2015 and August 2, 2014, respectively. Stores net revenues increased $46.4 million, or 20.9%, to $268.4 million in the three months ended August 1, 2015 compared to $222.0 million in the three months ended August 2, 2014. Direct net revenues increased $26.7 million, or 12.6%, to $238.5 million in the three months ended August 1, 2015 compared to $211.8 million in the three months ended August 2, 2014. The increase in net revenues was due to a combination of the continued strong sales of our existing product assortment, as well as the introduction of new products and the expansion of existing product assortment. We believe our brand awareness has increased and has allowed us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

Gross profit

Gross profit increased $26.4 million, or 15.7%, to $194.3 million in the three months ended August 1, 2015 from $167.9 million in the three months ended August 2, 2014. As a percentage of net revenues, gross margin decreased 0.4% to 38.3% of net revenues in the three months ended August 1, 2015 from 38.7% of net revenues in the three months ended August 2, 2014.

Gross profit for the three months ended August 1, 2015 was negatively impacted by $4.8 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. We expect that these coupon redemptions could continue to impact our gross margins until their expiration in March 2016. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.

Excluding the impact of the coupons redeemed in connection with the legal claim mentioned above, the increase in gross margin would have been 0.6% due primarily to improvements in merchandise margins and other product related costs, as well as leverage of our fixed retail occupancy costs. These improvements were partially offset by higher shipping costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $18.8 million, or 15.9%, to $137.8 million in the three months ended August 1, 2015 compared to $119.0 million in the three months ended August 2, 2014.

Selling, general and administrative expenses for the three months ended August 1, 2015 included $0.6 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

Excluding the impact of coupons redeemed in connection with the legal claim mentioned above, the increase in selling, general and administrative expenses of $18.2 million in the three months ended August 1, 2015 compared to the three months ended August 2, 2014 was primarily related to an increase in employment and employment related costs of $9.8 million due to company growth and expansion, an increase in advertising and marketing costs, an increase in corporate occupancy costs associated with our corporate office expansion and upgraded technology systems, as well as an increase in credit card fees due to increased revenues.

Selling, general and administrative expenses were 27.1% and 27.4% of net revenues for the three months ended August 1, 2015 and August 2, 2014, respectively, excluding the impact of coupons redeemed in connection with the legal claim mentioned above. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our employment and employment related costs, advertising and marketing costs, and general and administrative expenses including professional fees.

Interest expense

Interest expense was $7.4 million in the three months ended August 1, 2015 and consisted of interest of $5.0 million non-cash amortization of the convertible senior notes debt discount, $1.6 million related to accounting for build-to-suit lease transactions, amortization of debt issuance costs and deferred financing fees of $0.5 million, interest incurred under our revolving line of credit of $0.4 million, which includes standby and letter of credit interest, interest of $0.3 million for notes payable for share repurchases and interest related to capital lease agreements of $0.3 million. In addition, we capitalized interest expense of $0.6 million for capital projects during the three months ended August 1, 2015.

Interest expense was $4.3 million in the three months ended August 2, 2014 and consisted of $1.6 million non-cash amortization of the convertible senior notes debt discount, interest of $1.4 million related to accounting for build-to-suit lease transactions, interest incurred under our revolving line of credit of $0.8 million, which includes standby and letter of credit interest, amortization of debt issuance costs and deferred financing fees of $0.3 million and interest of $0.2 million for notes payable for share repurchases.

Income tax expense

Income tax expense was $19.1 million in the three months ended August 1, 2015 compared $17.3 million in the three months ended August 2, 2014. Our effective tax rate was 38.93% in the three months ended August 1, 2015 compared to 38.88% in the three months ended August 2, 2014.

Six Months Ended August 1, 2015 Compared to Six Months Ended August 2, 2014

Net revenues

Net revenues increased $129.4 million, or 16.2%, to $929.4 million in the six months ended August 1, 2015 compared to $800.0 million in the six months ended August 2, 2014. Comparable brand revenue growth was 15% for the six months ended August 1, 2015. We had 67 and 68 retail stores open at August 1, 2015 and August 2, 2014, respectively. Stores net revenues increased $71.4 million, or 17.3%, to $483.2 million in the six months ended August 1, 2015 compared to $411.8 million in the six months ended August 2, 2014. Direct net revenues increased $58.0 million, or 14.9%, to $446.2 million in the six months ended August 1, 2015 compared to $388.2 million in the six months ended August 2, 2014. The increase in net revenues was due to a combination of the continued strong sales of our existing product assortment, as well as the introduction of new products and the expansion of existing product assortment. We believe our brand awareness has increased and has allowed us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

Gross profit

Gross profit increased $45.4 million, or 15.5%, to $337.7 million in the six months ended August 1, 2015 from $292.3 million in the six months ended August 2, 2014. As a percentage of net revenues, gross margin decreased 0.2% to 36.3% of net revenues in the six months ended August 1, 2015 from 36.5% of net revenues in the six months ended August 2, 2014.

Gross profit for the six months ended August 1, 2015 was negatively impacted by $6.2 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. We expect that these coupon redemptions could continue to impact our gross margins until their expiration in March 2016. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.

Excluding the impact of the coupons redeemed in connection with the legal claim mentioned above, the increase in gross margin would have been 0.5% due primarily to improvements in merchandise margins and other product related costs, as well as leverage of our fixed retail occupancy costs. These improvements were partially offset by higher shipping costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $25.7 million, or 10.8%, to $264.2 million in the six months ended August 1, 2015 compared to $238.5 million in the six months ended August 2, 2014.

Selling, general and administrative expenses for the six months ended August 1, 2015 included $0.8 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Selling, general and administrative expenses for the six months ended August 2, 2014 included a $9.2 million charge incurred in connection with the legal claim.

Excluding the impact of coupons redeemed and the charge incurred in connection with the legal claim mentioned above, the increase in selling, general and administrative expenses of $34.1 million in the six months ended August 1, 2015 compared to the six months ended August 2, 2014 was primarily related to an increase in employment and employment related costs of $19.3 million due to company growth and expansion, an increase in advertising and marketing costs of $7.8 million, an increase in corporate occupancy costs associated with our corporate office expansion and upgraded technology systems, as well as an increase in credit card fees due to increased revenues.

Selling, general and administrative expenses were 28.3% and 28.6% of net revenues for the six months ended August 1, 2015 and August 2, 2014, respectively, excluding the impact of coupons redeemed and the charge incurred in connection with the legal claim mentioned above. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our general and administrative expenses including professional fees and other corporate costs. These improvements were partially offset by increased advertising and marketing costs.

Interest expense

Interest expense was $13.1 million in the six months ended August 1, 2015 and consisted of interest of $8.3 million non-cash amortization of the convertible senior notes debt discount, $3.4 million related to accounting for build-to-suit lease transactions, amortization of debt issuance costs and deferred financing fees of $0.9 million, interest incurred under our revolving line of credit of $0.8 million, which includes standby and letter of credit interest, interest of $0.5 million for notes payable for share repurchases and interest related to capital lease agreements of $0.5 million. In addition, we capitalized interest expense of $1.1 million for capital projects during the six months ended August 1, 2015.

Interest expense was $6.4 million in the six months ended August 2, 2014 and consisted of interest of $2.2 million related to accounting for build-to-suit lease transactions, interest incurred under our revolving line of credit of $1.8 million, which includes standby and letter of credit interest, $1.6 million non-cash amortization of the convertible senior notes debt discount, amortization of debt issuance costs and deferred financing fees of $0.4 million and interest of $0.4 million for notes payable for share repurchases.

Income tax expense

Income tax expense was $23.3 million in the six months ended August 1, 2015 compared $18.3 million in the six months ended August 2, 2014. Our effective tax rate was 38.59% in the six months ended August 1, 2015 compared to 38.60% in the six months ended August 2, 2014.

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

Our investments in capital expenditures for the six months ended August 1, 2015 totaled $56.1 million. We expect to have gross capital expenditures of approximately $140 million to $160 million in fiscal 2015, primarily related to our efforts to continue our growth and expansion, including construction of our new galleries and infrastructure investments. As an offset to gross capital expenditures in fiscal 2015, we anticipate receiving approximately $10 million in landlord contributions and other capital inflows related to our real estate transformation and portfolio. These anticipated landlord contributions primarily relate to profit participation arrangements for our distribution center facilities. The majority of the current lease arrangements for our new galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from our landlords related to the building of our larger format retail galleries in fiscal 2015.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Six Months Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Provided by (used in) operating activities	$13,620	$(29,725)
Used in investing activities	(125,911)	(39,052)
Provided by financing activities	268,327	236,889
Increase in cash and cash equivalents	156,014	168,104
Cash and cash equivalents at end of period	304,948	181,493

Net Cash Provided By (Used In) Operating Activities

Cash from operating activities consists primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation and the effect of changes in working capital and other activities.

For the six months ended August 1, 2015, net cash provided by operating activities was $13.6 million and consisted of net income of $37.1 million and non-cash items of $38.2 million, partially offset by an increase in uses of working capital and other activities of $61.7 million. Working capital and other activities consisted primarily of increases in inventory of $148.3 million, primarily due to 2015 Outdoor and Spring collections, partially offset by increases in accrued liabilities and accounts payable of $47.7 million, an increase in other current liabilities of $16.0 million primarily due to an increase in federal and state tax liabilities, as well as increases in deferred revenue and customer deposits of $12.8 million due to the timing of shipments made at period end.

For the six months ended August 2, 2014, net cash used in operating activities was $29.7 million and consisted of net income of $29.0 million and non-cash items of $17.1 million, offset by an increase in working capital and other activities of $75.9 million. Working capital and other activities consisted primarily of increases in inventory of $93.2 million in anticipation of the 2014 Fall collection and outdoor selling season, increases in prepaid expense and other assets of $22.4 million primarily due to an increase in costs associated with the Spring 2014 Source Books and decreases in other current liabilities of $12.5 million related to decreases in federal and state tax payables due to payments made during the period. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $35.6 million and increases in deferred revenue and customers deposits of $17.6 million due to the timing of shipments made at fiscal quarter end and increased special orders.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new store openings and improvements and in supply chain and systems infrastructure, as well as activities associated with investing in available-for-sale securities.

For the six months ended August 1, 2015, net cash used in investing activities was $125.9 million primarily as a result of $56.1 million in investments in new and existing galleries, renovations to our corporate headquarters, supply chain, information technology and systems infrastructure, as well as a corporate aircraft. In addition, we made investments in available-for-sale securities of $104.6 million, partially offset by maturities of such investments of $35.0 million.

For the six months ended August 2, 2014, net cash used in investing activities was $39.1 million primarily as a result of investments in new and existing galleries, information technology and systems infrastructure, and supply chain, as well as renovations to our corporate headquarters.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offering, borrowings and repayments related to the revolving line of credit and capital contributions.

For the six months ended August 1, 2015, net cash provided by financing activities was $268.3 million primarily due to the $300 million convertible senior notes issued in June 2015, which provided net proceeds of $256.0 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Net proceeds and excess tax benefits from the exercise of stock options provided $11.7 million and $3.7 million, respectively.

For the six months ended August 2, 2014, net cash provided by financing activities was $236.9 million primarily due to the $350 million convertible senior notes issued in June 2014, which provided net proceeds of $311.7 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and debt issuance costs. Excess tax benefits and net proceeds from the exercise of stock options provided $7.6 million and $5.8 million, respectively. The cash provided by these financing activities was partially offset by net repayments on the revolving line of credit of $85.4 million.

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

However, o ver the lease term, these non-cash additions to property and equipment from build-to-suit lease transactions do not impact our cash outflows or net income within the consolidated statements of income.

Convertible Senior Notes

0.00% Convertible Senior Notes due 2020

In June 2015, we issued in a private offering $250 million principal amount of 0.00% convertible senior notes due 2020 and, in July 2015, we issued an additional $50 million principal amount pursuant to the exercise of the overallotment option granted to the initial purchasers as part of our June 2015 offering (collectively, the “2020 Notes”). The 2020 Notes are governed by the terms of an indenture between us and U.S. Bank National Association, as the Trustee. The 2020 Notes will mature on July 15, 2020, unless earlier purchased by us or converted. The 2020 Notes will not bear interest, except that the 2020 Notes will be subject to “special interest” in certain limited circumstances in the event of our failure to perform certain of our obligations under the indenture governing the 2020 Notes. The 2020 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events are also considered “events of default” under the 2020 Notes, which may result in the acceleration of the maturity of the 2020 Notes, as described in the indenture governing the 2020 Notes. The 2020 Notes are guaranteed by our primary operating subsidiary, Restoration Hardware, Inc., as Guarantor. The guarantee is the unsecured obligation of the Guarantor and is subordinated to the Guarantor’s obligations from time to time with respect to its credit agreement and ranks equal in right of payment with respect to Guarantor’s other obligations.

The initial conversion rate applicable to the 2020 Notes is 8.4656 shares of common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $118.13 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2020 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 1, 2015, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of August 1, 2015. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2020 Notes, we separated the 2020 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2020 Notes and the fair value of the liability component of the 2020 Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.47% over the term of the 2020 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2020 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the term of the 2020 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts were recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets.

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 5.1 million shares of our common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was $68.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 5.1 million shares of our common stock at a price of $189.00 per share. We received $30.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2020 Notes until our common stock is above approximately $189.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

We recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The current portion of the deferred tax liability and deferred tax asset are recorded in current deferred tax liabilities on the condensed consolidated balance sheets. The non-current portion of the deferred tax liability and deferred tax asset are recorded in non-current deferred tax liabilities on the condensed consolidated balance sheets.

0.00% Convertible Senior Notes due 2019

In June 2014, we issued $350 million aggregate principal amount of 0.00% convertible senior notes due 2019 (the “2019 Notes”) in a private offering. The 2019 Notes are governed by the terms of an indenture between us and U.S. Bank National Association, as the Trustee. The 2019 Notes will mature on June 15, 2019, unless earlier purchased by us or converted. The 2019 Notes will not bear interest, except that the 2019 Notes will be subject to “special interest” in certain limited circumstances in the event of our failure to perform certain of our obligations under the indenture governing the 2019 Notes. The 2019 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events are also considered “events of default” under the 2019 Notes, which may result in the acceleration of the maturity of the 2019 Notes, as described in the indenture governing the 2019 Notes.

The initial conversion rate applicable to the 2019 Notes is 8.6143 shares of common stock per $1,000 principal amount of 2019 Notes, which is equivalent to an initial conversion price of approximately $116.09 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change,” we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2019 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2019 Notes, we separated the 2019 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2019 Notes and the fair value of the liability component of the 2019 Notes. The debt discount will be amortized to interest expense using an effective interest rate of 4.51% over the term of the 2019 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2019 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the term of the 2019 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on condensed the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets.

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of $171.98 per share. We received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The current portion of the deferred tax liability and deferred tax asset are recorded in current deferred tax assets on the condensed consolidated balance sheets. The non-current portion of the deferred tax liability and deferred tax asset are recorded in non-current deferred tax assets on the condensed consolidated balance sheets.

Revolving Line of Credit

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement (the “prior credit agreement”) with Bank of America, N.A., as administrative agent, and certain other lenders. On November 24, 2014, the existing credit agreement was amended and restated (the “amended and restated credit agreement”) to, among other things, increase the existing revolving line of credit by $182.5 million and eliminate the $15.0 million term loan facility under the existing credit agreement. Under the amended and restated credit agreement, we have the option to increase the amount of the revolving line of credit by up to an additional $200.0 million, subject to satisfaction of certain customary conditions at the time of such increase. As a result of the amended and restated credit agreement, unamortized deferred financing fees of $0.2 million related to the previous facility were expensed in the fourth quarter of fiscal 2014 and $0.9 million related to the previous facility will be amortized over the life of the new revolving line of credit, which has a maturity date of November 24, 2019.

On August 12, 2015, Restoration Hardware, Inc. and Restoration Hardware Canada, Inc. entered into a First Amendment (the “Amendment”) to the amended and restated credit agreement. The Amendment changes the amended and restated credit agreement definition of “Change of Control” (the occurrence of which triggers a default under the amended and restated credit agreement) so that changes in the composition of the board of directors due to actual or threatened proxy solicitations are treated in the same way as other changes in the composition of the board of directors.

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

The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio was approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of August 1, 2015, Restoration Hardware, Inc. was in compliance with all covenants of the amended and restated credit agreement, and if the availability under the amended and restated credit agreement was less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

On June 27, 2014, we paid off the principal balance and related interest under the prior credit agreement of $154.8 million using proceeds from the issuance of the 2019 Notes. As of August 1, 2015, Restoration Hardware, Inc. had no amounts outstanding under the amended and restated credit agreement. As of August 1, 2015, Restoration Hardware, Inc. had $516.9 million undrawn borrowing availability under the amended and restated credit agreement and had $13.2 million in outstanding letters of credit.

Contractual Obligations

As of August 1, 2015, our future contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	Remainder of 2015	2016–2017	2018–2019	Thereafter
	(in thousands)
Convertible senior notes due 2019	$350,000	$—	$—	$350,000	$—
Convertible senior notes due 2020	300,000	—	—	—	300,000
Revolving line of credit (1)	—	—	—	—	—
Operating leases (2)	563,075	37,070	126,785	96,953	302,267
Other non-current obligations (3)	739,240	9,368	72,625	88,120	569,127
Capital lease obligations	16,600	599	2,212	2,243	11,546
Notes payable for share repurchases	19,523	—	—	893	18,630
Letters of credit	13,233	13,233	—	—	—

Total	$2,001,671	$60,270	$201,622	$538,209	$1,201,570

(1)	Under the amended and restated credit agreement, the revolving line of credit has a maturity date of November 24, 2019.
(2)	We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above does not include future obligations for renewal options that have not yet been exercised. The future operating lease obligations would change if we were to exercise these options. Amounts above do not include estimated contingent rent due under operating leases of $3.7 million at August 1, 2015.
(3)	Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. These amounts may be reduced in the event we are able to effect a sale-leaseback on any of these locations.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of August 1, 2015.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At August 1, 2015, there were no amounts outstanding under the revolving line of credit. As of August 1, 2015, we had $516.9 million undrawn borrowing availability under the revolving line of credit and had $13.2 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended August 1, 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of August 1, 2015, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of August 1, 2015, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Market Price Sensitive Instruments

0.00% Convertible Senior Notes due 2019

In connection with the issuance of the 2019 Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. The convertible note hedge transactions relate to, collectively, 3.0 million shares of our common stock, which represents the number of shares of our common stock underlying the 2019 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2019 Notes. These convertible note hedge transactions are expected to reduce the potential earnings dilution with respect to our common stock upon conversion of the 2019 Notes and/or reduce our exposure to potential cash or stock payments that may be required upon conversion of the 2019 Notes.

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $171.98 per share. Refer to Note 7—Convertible Senior Notes in our condensed consolidated financial statements.

0.00% Convertible Senior Notes due 2020

In connection with the issuance of the 2020 Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. The convertible note hedge transactions relate to, collectively, 5.1 million shares of our common stock, which represents the number of shares of our common stock underlying the 2020 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2020 Notes. These convertible note hedge transactions are expected to reduce the potential earnings dilution with respect to our common stock upon conversion of the 2020 Notes and/or reduce our exposure to potential cash or stock payments that may be required upon conversion of the 2020 Notes.

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $189.00 per share. Refer to Note 7—Convertible Senior Notes in our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During the first six months of fiscal 2015, we implemented new accounting systems, to enhance our internal control over financial reporting. As we migrated to the new environment, we mapped our key controls to the applicable controls within the new systems and tested transition controls prior to the migration date of those controls. We continue to maintain and evaluate controls over the flow of information to and from the new accounting systems. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation. Such legal proceedings may include claims related to our employment practices, wage and hour claims, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

For additional information, refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“2014 Form 10-K”) and in our Quarterly on Form 10-Q for the quarterly period ended May 2, 2015 (the “First Quarter Form 10-Q”).

The risks described herein and in our 2014 Form 10-K are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition. We have identified additional material changes to our risk factors set forth below under “Risks Related to Our Convertible Notes Financings.”

Risks Relating to Our Convertible Notes Financings

We expect that our common stock may experience increased trading volatility in connection with our Convertible Notes Financings.

In June 2015, we issued $250 million of 0.00% convertible senior notes due 2020 and, on July 2, 2015, we issued an additional $50 million pursuant to the exercise of the over-allotment option granted to the initial purchasers as part of the June 2015 offering (collectively, the “2020 Notes”). In June 2014, we issued $350 million of 0.00% convertible senior notes due 2019 (the “2019 Notes” and, together with the 2020 Notes, the “Notes”). In connection with each offering of the Notes, we entered into convertible note hedge transactions with certain counterparties (the “Bond Hedge”) and warrant transactions (the “Warrants” and together with the Notes and the Bond Hedge, the “Convertible Notes Financings”) with the same counterparties (the “hedge counterparties”).

We have been advised that, in connection with establishing their initial hedge positions with respect to the Bond Hedge and Warrants, the hedge counterparties and/or their affiliates would likely purchase shares of our common stock or enter into various derivative transactions with respect to our common stock concurrently with, or shortly after, the pricing of the Notes, including with certain investors in the Notes. These hedging activities could increase (or reduce the size of any decrease in) the market price of our common stock or the Notes.

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

Further, investors in the Notes may periodically modify their arbitrage strategies with respect to the Notes or modify their hedge positions with respect to the Notes from time to time. The hedge counterparties and/or their respective affiliates also may periodically modify their hedge positions from time to time (and are likely to do so during the conversion period relating to any conversion of the Notes or following any repurchase of Notes by us on any fundamental repurchase date or otherwise). Such modifications may be implemented by entering into or unwinding various derivatives with respect to our common stock, and/or by purchasing or selling shares of our common stock or other securities of the Company in secondary market transactions and/or open market transactions. The effect, if any, of these transactions and activities on the market price of our common stock or the trading prices of the Notes (which could affect a noteholder’s ability to convert the Notes or the amount and value of the consideration received upon conversion of the Notes) will depend in part on market conditions and cannot be ascertained at this time. Any of these activities, however, could adversely affect the market price of our common stock.

It is not possible to predict the effect that these hedging or arbitrage strategies adopted by holders of the Notes or counterparties to the Bond Hedge and Warrants will have on the market price of our common stock. For example, the SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any changes in government regulations or other factors that affect the manner in which third parties can engage in hedging strategies, including entering into short sales or swaps on our common stock, could adversely affect the trading prices and the liquidity of the Notes and/or our common stock.

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

In addition, our common stock has in the past experienced significant price and volume fluctuations. We cannot predict whether the market price of our common stock will rise or fall. The market price of our common stock will be influenced by a number of factors, including general market conditions, variations in our operating results, earnings per share, cash flows, deferred revenue, other financial and non-financial metrics and other factors described in greater detail elsewhere in this section, many of which are beyond our control.

We are subject to risk with respect to the Bond Hedge and Warrants.

Taken together, the Bond Hedge and Warrants are intended, but not guaranteed, to offset any actual earnings dilution that could occur upon delivery of shares of common stock to satisfy to our conversion obligation under the Notes. For the 2020 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $189.00 per share, the strike price of the 202 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2020 Notes. For the 2019 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $171.98 per share, the strike price of the 2019 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2019 Notes. However, these transactions are complex, and there can be no assurance that they will operate as planned.

For example, the hedge counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these hedge counterparties may default under the Bond Hedge. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. If one or more of the hedge counterparties to one or more of our Bond Hedges becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in the volatility of our stock. In addition, upon a default by one of the hedge counterparties, we may suffer adverse tax consequences and earnings dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.

The terms of the Bond Hedge and Warrants may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The Bond Hedge and Warrants may not operate as we had originally intended in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the Bond Hedge or Warrants.

In the event that the price of our common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the our earnings per share.

The claims of holders of the Notes are structurally subordinated to claims of creditors of our subsidiaries other than, for the 2020 Notes, Restoration Hardware, Inc. to the extent of the guarantee; our ability to repay our debt, including the Notes, depends on the performance of our subsidiaries and their ability to make distributions to us.

Our ability to service our indebtedness, including the Notes, may be substantially dependent on the earnings and the distribution of funds (whether by dividend, distribution or loan) from our subsidiaries. Our subsidiaries are separate and distinct legal entities and substantially all of our operations is conducted through our subsidiaries.

None of our subsidiaries has guaranteed or otherwise become obligated under the 2020 Notes, other than the Company’s primary operating subsidiary, Restoration Hardware, Inc. (the “Guarantor”), pursuant to the guarantee under the indenture for the 2020 Notes. The guarantee is the unsecured obligation of the Guarantor and is subordinated to the Guarantor’s obligations from time to time with respect to the credit agreement governing the Restoration Hardware, Inc. revolving line of credit and ranks equal in right of payment with respect to Guarantor’s other obligations. Our right to receive assets from any of our other subsidiaries upon its liquidation or reorganization, and the right of holders of the 2020 Notes to participate in those assets, is structurally subordinated to any and all debt and other obligations that such subsidiary may incur (including trade payables). In the event of a bankruptcy, liquidation, dissolution, reorganization or of a similar proceeding with respect to any of our other subsidiaries, we, as a common equity owner of such subsidiary, and therefore the holders of the 2020 Notes, rank behind such subsidiary’s creditors, including such subsidiary’s trade creditors. Even if we were a creditor of one of such subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us.

The right of holders of the 2020 Notes to receive payment from the Guarantor is limited by the terms of the guarantee under the indenture, which is expressly subordinated to the obligations of the Guarantor with respect to the credit agreement. In the event of a bankruptcy, liquidation, dissolution, reorganization of or a similar proceeding with respect to the Guarantor, the holders of the 2020 Notes rank behind the obligations under the Guarantor’s credit agreement, rank equal in right of payment to the Guarantor’s trade creditors and are subordinate to any security interest in the assets of the Guarantor that secure any other obligations of the Guarantor.

None of our subsidiaries has guaranteed or otherwise become obligated under the 2019 Notes. Our right to receive assets from any one of our subsidiaries upon its liquidation or reorganization, and the right of holders of the 2019 Notes to participate in those assets, is structurally subordinated to any and all debt and other obligations that such subsidiary may incur (including trade payables). In the event of a bankruptcy, liquidation, dissolution, reorganization or of a similar proceeding with respect to any of our subsidiaries, we, as a common equity owner of such subsidiary, and therefore the holders of the 2019 Notes, rank behind such subsidiary’s creditors, including such subsidiary’s trade creditors. Even if we were a creditor of one of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us.

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

In May 2008, the FASB, issued FASB Staff Position No. APB 14-1—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as ASC 470-20—Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include the amortization of the debt discount, which could adversely affect our future financial results, the trading price of our common stock and the trading prices of the Notes.

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

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including in connection with the conversion of the Notes, and thereby materially and adversely affect the market price of our common stock and the trading prices of the Notes.

We are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock during the life of each of the Notes. If we issue additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock and, in turn, the trading prices of the Notes. In addition, the conversion of some or all of the Notes may dilute the ownership interests of existing holders of our common stock, and any sales in the public market of any shares of our common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock.

Holders may not be able to convert their 2020 Notes prior to March 15, 2020 and their 2019 Notes prior to March 15, 2019, and the trading price of the Notes could be less than the value of the amount of cash and the number of shares of our common stock, if any, into which such Notes could otherwise be converted.

Prior to March 15, 2020 for the 2020 Notes and March 15, 2019 for the 2019 Notes, a holder may convert a note only if one or more specified conditions are met. If such conditions are not met, holders will not be able to convert their 2020 Notes until March 15, 2020 or their 2019 Notes until March 15, 2019, and may not be able to receive the amount of cash and the value of the number of shares of our common stock, if any, into which such Notes would otherwise be convertible at such time. In addition, for these and other reasons, the trading prices of the Notes could be substantially less than the value of the amount of cash and the number of shares of our common stock, if any, into which such Notes would otherwise be convertible.

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

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price if holders submit their Notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash due if holders surrender their Notes for conversion. In addition, agreements governing any debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the Notes or to pay cash upon the conversion of the Notes may be limited by law or regulatory authority. In addition, if we fail to purchase the Notes, to pay special interest, if any, due on the Notes, or to pay the amount of cash due upon conversion, we will be in default under the indenture for such Notes, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the Notes or to pay the amount of cash due upon conversion.

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

Our management has broad discretion over the use of the proceeds to us from the Convertible Notes Financings and might not apply the proceeds of the Convertible Notes Financings in ways that yield significant returns.

Our management has broad discretion to use the net proceeds from the Convertible Notes Financings. Management used a portion of the net proceeds from the Convertible Notes Financings for the cost of the Bond Hedge for each series of Notes, after such cost was offset by the proceeds of Warrants, and management used a portion of the net proceeds from the 2019 Notes to repay a portion of the outstanding amount under the Restoration Hardware, Inc. revolving line of credit and term loan. The remaining proceeds from each offering of Notes are available to management to use for general corporate purposes, including to fund expansion of our business and the pursuit of additional growth opportunities. However, management has not allocated the remaining net proceeds for any specific purposes. Our management might not be able to yield a significant return, if any, on any investment of the remaining net proceeds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended August 1, 2015

During the three months ended August 1, 2015, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
May 3, 2015 to May 30, 2015
Shares withheld from delivery (1)	440	$88.17
Share repurchases (2)	2,625	90.67
May 31, 2015 to July 4, 2015
Shares withheld from delivery (1)	26,300	95.72
July 5, 2015 to August 1, 2015
Shares withheld from delivery (1)	225	99.12

Total	29,590	$95.18

(1)	Reflects shares withheld from delivery to satisfy tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.
(2)	Reflects shares of common stock repurchased from a former employee of the Company in connection with certain options granted under the Company’s 2012 Stock Incentive Plan that contain a repurchase right in favor of the Company. For additional information, refer to Note 12—Share Repurchases to our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

4.1	Indenture dated June 23, 2015, among Restoration Hardware Holdings, Inc., the Guarantor and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2020.	8-K	001-35720	June 24, 2015	4.1

10.1	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of Goldman, Sachs & Co., JPMorgan Chase Bank, National Association, London Branch and Bank of America, N.A.	8-K	001-35720	June 24, 2015	10.1

10.2	Form of Base Warrant Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of Goldman, Sachs & Co., JPMorgan Chase Bank, National Association, London Branch and Bank of America, N.A.	8-K	001-35720	June 24, 2015	10.2

10.3	First Amendment to Tenth Amended and Restated Credit Agreement dated as of August 12, 2015 among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	August 12, 2015	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Hardware Holdings, Inc.

Date: September 10, 2015	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2015	By:	/s/ Karen Boone
Karen Boone
Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)