Form 10-Q
period 2015-10-31
Restoration Hardware Holdings Inc
filed 2015-12-10
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

As of December 4, 2015, 40,480,241 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

PART I

Item 1. Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 31,	January 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$226,979	$148,934
Short-term investments	160,670	62,168
Accounts receivable—net	32,366	25,965
Merchandise inventories	760,854	559,297
Current deferred tax assets	27,072	27,904
Prepaid expense and other current assets	89,772	87,976
Total current assets	1,297,713	912,244
Long-term investments	2,005	18,338
Property and equipment—net	556,594	390,844
Goodwill	124,382	124,424
Trademarks and other intangible assets	48,442	48,554
Non-current deferred tax assets	3,626	8,689
Other non-current assets	26,348	22,906
Total assets	$2,059,110	$1,525,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$300,888	$235,159
Deferred revenue and customer deposits	88,844	73,550
Current deferred tax liabilities	130	133
Other current liabilities	39,269	35,587
Total current liabilities	429,131	344,429
Convertible senior notes due 2019—net	294,739	284,388
Convertible senior notes due 2020—net	217,774	—
Financing obligations under build-to-suit lease transactions	206,180	124,770
Deferred rent and lease incentives	42,703	40,552
Other non-current obligations	29,273	28,944
Total liabilities	1,219,800	823,083
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of October 31, 2015 and January 31, 2015	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 40,689,746 shares issued and 40,394,858 shares outstanding as of October 31, 2015; 40,184,803 shares issued and 39,892,540 shares outstanding as of January 31, 2015	4	4
Additional paid-in capital	748,710	668,989
Accumulated other comprehensive loss	(1,392)	(502)
Retained earnings	111,511	53,710
Treasury stock—at cost, 294,888 shares as of October 31, 2015 and 292,263 shares as of January 31, 2015	(19,523)	(19,285)
Total stockholders’ equity	839,310	702,916
Total liabilities and stockholders’ equity	$2,059,110	$1,525,999

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net revenues	$532,411	$484,675	$1,461,798	$1,284,695
Cost of goods sold	341,661	304,302	933,367	812,064
Gross profit	190,750	180,373	528,431	472,631
Selling, general and administrative expenses	145,874	143,685	410,103	382,230
Income from operations	44,876	36,688	118,328	90,401
Interest expense	11,003	5,210	24,058	11,612
Income before income taxes	33,873	31,478	94,270	78,789
Income tax expense	13,163	12,049	36,469	30,312
Net income	$20,710	$19,429	$57,801	$48,477
Weighted-average shares used in computing basic net income per share	40,282,734	39,507,272	40,080,843	39,260,458
Basic net income per share	$0.51	$0.49	$1.44	$1.23
Weighted-average shares used in computing diluted net income per share	42,413,657	41,392,831	42,237,967	40,954,249
Diluted net income per share	$0.49	$0.47	$1.37	$1.18

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net income	$20,710	$19,429	$57,801	$48,477
Net gains (losses) from foreign currency translation	(18)	(167)	(872)	(92)
Net unrealized holding gains (losses) on available-for-sale investments	(13)	—	(18)	—
Total comprehensive income	$20,679	$19,262	$56,911	$48,385

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,	November 1,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,801	$48,477
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,105	24,995
Amortization of debt discount	15,153	4,754
Excess tax benefit from exercise of stock options	(6,564)	(7,937)
Stock-based compensation expense	17,655	11,660
Other non-cash interest expense	2,070	1,103
Change in assets and liabilities:
Accounts receivable	(6,405)	(5,626)
Merchandise inventories	(201,674)	(156,660)
Prepaid expense and other assets	(3,679)	4,396
Accounts payable and accrued expenses	48,015	44,818
Deferred revenue and customer deposits	15,295	16,332
Other current liabilities	10,317	(10,808)
Deferred rent and lease incentives	2,208	2,203
Other non-current obligations	73	(465)
Net cash used in operating activities	(17,630)	(22,758)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(76,801)	(69,690)
Acquisition of buildings and land	(13,999)	—
Construction related deposits	(8,855)	—
Purchase of trademarks and domain names	(218)	(423)
Purchase of investments	(156,055)	—
Maturities of investments	73,087	—
Net cash used in investing activities	(182,841)	(70,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	—	749,945
Gross repayments under revolving line of credit	—	(835,370)
Proceeds from issuance of convertible senior notes	296,250	350,000
Proceeds from issuance of warrants	30,390	40,390
Purchase of convertible note hedges	(68,250)	(73,325)
Debt issuance costs related to convertible senior notes	(2,382)	(5,385)
Payments on capital leases	(202)	(1,655)
Proceeds from exercise of stock options	20,465	6,220
Excess tax benefit from exercise of stock options	6,564	7,937
Tax withholdings related to issuance of stock-based awards	(4,295)	(2,115)
Net cash provided by financing activities	278,540	236,642
Effects of foreign currency exchange rate translation	(24)	(33)
Net increase in cash and cash equivalents	78,045	143,738
Cash and cash equivalents
Beginning of period	148,934	13,389
End of period	$226,979	$157,127
Non-cash transactions:
Property and equipment additions due to build-to-suit lease transactions	$81,333	$54,181
Property and equipment additions in accounts payable and accrued expenses at period-end	28,440	18,405
Property and equipment additions from use of construction related deposits	8,000	—
Property and equipment acquired under capital lease	—	6,836
Issuance of non-current notes payable related to share repurchases from former employees	238	16,575

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware, and child and teen furnishings. These products are sold through the Company’s stores, catalogs and websites. As of October 31, 2015, the Company operated a total of 68 retail stores and 17 outlet stores in 28 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments necessary to fairly state the Company’s financial position as of October 31, 2015, and the results of operations for the three and nine months ended October 31, 2015 and November 1, 2014. The Company’s current fiscal year ends on January 30, 2016 (“fiscal 2015”).

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

The results of operations for the three and nine months ended October 31, 2015 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Leases

The Financial Accounting Standards Board (“FASB”) is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued an Accounting Standards Update (Revised), Leases (Topic 842) (the “Exposure Draft”), which would replace the existing guidance in ASC 840—Leases (“ASC 840”). Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. In November 2015, the FASB announced the final lease standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As of the date of this report, the final standard has not yet been issued. This Exposure Draft will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting standards will have on its consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in the prior guidance. The Company will also need to apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance is effective retrospectively for fiscal years beginning after December 15, 2016 (the Company’s first quarter of fiscal 2017), and interim periods within those years. In August 2015, the FASB issued Accounting Standards Update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which amends Accounting Standards Update 2014-09. As a result, the effective date was deferred by one year, to annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early adoption permitted as of the original effective date of December 15, 2016. The Company is unable to currently estimate the impact of this guidance on its consolidated financial statements and is evaluating its accounting, transition and disclosure requirements.

Consolidation Accounting

In February 2015, the FASB issued Accounting Standards Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments to the guidance are effective for fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2016), and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Classification of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Software Licenses in Cloud Computing Arrangements

In April 2015, the FASB issued Accounting Standards Update No. 2015-05—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Classification of Deferred Taxes

In November 2015, the FASB issued Accounting Standards Update 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in the update. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, which will impact the classification of deferred taxes on its consolidated balance sheets.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	October 31,	January 31,
	2015	2015
Capitalized catalog costs	$57,261	$46,911
Vendor deposits	10,870	21,585
Prepaid expense and other current assets	21,641	19,480
Total prepaid expense and other current assets	$89,772	$87,976

Other non-current assets consist of the following (in thousands):

	October 31,	January 31,
	2015	2015
Construction related deposits	$10,105	$9,250
Other deposits	7,447	6,193
Deferred financing fees and convertible debt issuance costs	4,622	3,670
Other non-current assets	4,174	3,793
Total other non-current assets	$26,348	$22,906

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of October 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,924	$(1,655)	$—	$269
Fair market write-down (2)	(1,467)	1,247	—	(220)
Total intangible assets subject to amortization	$457	$(408)	$—	$49
Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(79)	$124,382
Trademarks and domain names	$48,173	$—	$—	$48,173

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

The following sets forth the goodwill and intangible assets as of January 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$3,110	$(2,419)	$—	$691
Fair market write-down (2)	(1,467)	1,127	—	(340)
Customer relationships (3)	80	(80)	—	—
Total intangible assets subject to amortization	$1,723	$(1,372)	$—	$351
Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(37)	$124,424
Trademarks and domain names	$47,863	$—	$—	$47,863

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.
(3)	Customer relationships are amortized over a one-year period.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	October 31,	January 31,
	2015	2015
Accounts payable	$188,233	$133,063
Accrued compensation	33,326	35,942
Accrued freight and duty	23,325	22,747
Accrued sales taxes	17,058	21,240
Accrued catalog costs	15,028	4,582
Accrued occupancy	12,257	7,530
Accrued professional fees	3,202	2,319
Accrued legal settlements	3,136	4,309
Other accrued expenses	5,323	3,427
Total accounts payable and accrued expenses	$300,888	$235,159

Accounts payable included negative cash balances due to outstanding checks of $20.3 million and $17.5 million as of October 31, 2015 and January 31, 2015, respectively.

Other current liabilities consist of the following (in thousands):

	October 31,	January 31,
	2015	2015
Unredeemed gift card and merchandise credit liability	$25,093	$23,004
Allowance for sales returns	9,851	10,235
Federal and state tax payable	4,144	1,509
Other liabilities	181	839
Total other current liabilities	$39,269	$35,587

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	October 31,	January 31,
	2015	2015
Notes payable for share repurchases	$19,523	$19,285
Capital lease obligations—non-current	7,359	7,487
Unrecognized tax benefits	1,181	1,108
Other non-current obligations	1,210	1,064
Total other non-current obligations	$29,273	$28,944

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 31, 2015, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of October 31, 2015. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts were recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets. During the three and nine months ended October 31, 2015, the Company recorded $0.2 million and $0.3 million, respectively, related to the amortization of debt issuance costs.

The carrying value of the 2020 Notes is as follows (in thousands):

October 31,
2015
Liability component
Principal	$300,000
Less: Debt discount	(78,712)
Net carrying amount	$221,288
Equity component (1)	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.6 million and $5.3 million for the amortization of the debt discount related to the 2020 Notes during the three and nine months ended October 31, 2015, respectively.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 31, 2015, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of October 31, 2015. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other assets on the condensed consolidated balance sheets. During the three months ended October 31, 2015 and November 1, 2014, the Company recorded $0.2 million and $0.2 million related to the amortization of debt issuance costs, respectively. During the nine months ended October 31, 2015 and November 1, 2014, the Company recorded $0.6 million and $0.3 million related to the amortization of debt issuance costs, respectively.

The carrying value of the 2019 Notes is as follows (in thousands):

	October 31,	January 31,
	2015	2015
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(52,651)	(62,513)
Net carrying amount	$297,349	$287,487
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.3 million and $3.2 million for the amortization of the debt discount related to the 2019 Notes during the three months ended October 31, 2015 and November 1, 2014, respectively. The Company recorded interest expense of $9.9 million and $4.8 million for the amortization of the debt discount related to the 2019 Notes during the nine months ended October 31, 2015 and November 1, 2014, respectively.

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

As of October 31, 2015, the Company did not have any amounts outstanding under the revolving line of credit. As of October 31, 2015, the Company had $586.6 million undrawn borrowing availability under the revolving line of credit. As of October 31, 2015 and January 31, 2015, the Company had $13.4 million and $20.2 million in outstanding letters of credit, respectively.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of October 31, 2015, the Company was in compliance with all covenants contained in the credit agreement.

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value were as follows (in thousands):

	October 31,			January 31,
	2015			2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$5	$—	$5	$44	$—	$44
Commercial paper	—	36,931	36,931	—	18,248	18,248
Government agency obligations	—	—	—	—	1,001	1,001
Total cash equivalents	5	36,931	36,936	44	19,249	19,293
Short-term investments
Commercial paper	—	22,084	22,084	—	13,996	13,996
Government agency obligations	—	138,586	138,586	—	48,172	48,172
Total short-term investments	—	160,670	160,670	—	62,168	62,168
Long-term investments
Government agency obligations	—	2,005	2,005	—	18,338	18,338
Total long-term investments	—	2,005	2,005	—	18,338	18,338
Total	$5	$199,606	$199,611	$44	$99,755	$99,799

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the three and nine months ended October 31, 2015 or November 1, 2014. There were no transfers into or out of level 1 and level 2 during the three and nine months ended October 31, 2015 or November 1, 2014.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes (carrying value excludes the equity component of the 2019 Notes and 2020 Notes classified in stockholders’ equity) were as follows (in thousands):

	October 31,		January 31,
	2015		2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes due 2019	$268,898	$297,349	$260,444	$287,487
Convertible senior notes due 2020	$210,597	$221,288	$—	$—

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

Non-Financial Assets

The Company did not record an impairment charge on long-lived assets during the three and nine months ended October 31, 2015 or November 1, 2014.

NOTE 10—INCOME TAXES

The effective tax rate was 38.9% and 38.3% for the three months ended October 31, 2015 and November 1, 2014, respectively. The effective tax rate was 38.7% and 38.5% for the nine months ended October 31, 2015 and November 1, 2014, respectively. The effective tax rate for the three and nine months ended November 1, 2014 included the reversal of a Canadian income tax contingency due to the lapse in the statute of limitations.

As of October 31, 2015 and January 31, 2015, $1.0 million and $0.9 million, respectively, of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of October 31, 2015, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 11—EARNINGS PER SHARE

The weighted-average shares used for net income per share is as follows:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Weighted-average shares—basic	40,282,734	39,507,272	40,080,843	39,260,458
Effect of dilutive stock-based awards	2,130,923	1,885,559	2,157,124	1,693,791
Weighted-average shares—diluted	42,413,657	41,392,831	42,237,967	40,954,249

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Options	657,649	1,310,664	455,194	2,110,191
Restricted stock units	4,743	2,901	3,662	14,549
Total anti-dilutive stock-based awards	662,392	1,313,565	458,856	2,124,740

NOTE 12—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company.

During the three months ended October 31, 2015, no shares were repurchased. During the nine months ended October 31, 2015, the Company repurchased 2,625 shares of common stock from a former employee pursuant to such repurchase right for fair value at a purchase price of $0.2 million. The repurchase was settled with the issuance of a promissory note bearing interest at 3%, paid annually, with principal due at the end of a 7-year term.

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

The aggregate unpaid principal amount of the notes payable for share repurchases was $19.5 million and $19.3 million as of October 31, 2015 and January 31, 2015, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets. The Company recorded interest expense on the outstanding notes of $0.2 million during both the three months ended October 31, 2015 and November 1, 2014. The Company recorded interest expense on the outstanding notes of $0.7 million and $0.6 million during the nine months ended October 31, 2015 and November 1, 2014, respectively.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of income. The Company recorded stock-based compensation expense of $6.1 million and $5.0 million during the three months ended October 31, 2015 and November 1, 2014, respectively. The Company recorded stock-based compensation expense of $17.7 million and $11.7 million during the nine months ended October 31, 2015 and November 1, 2014, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Option Plan and 2012 Stock Incentive Plan

As of October 31, 2015, 6,681,792 options were outstanding with a weighted-average exercise price of $54.86 per share and 5,040,527 options were vested with a weighted-average exercise price of $49.14 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of October 31, 2015 was $322.3 million, $316.8 million, and $271.9 million, respectively. Stock options exercisable as of October 31, 2015 had a weighted-average remaining contractual life of 7.31 years. As of October 31, 2015, the total unrecognized compensation expense related to unvested options was $37.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.79 years.

As of October 31, 2015, the Company had 817,757 restricted stock unit awards outstanding with a weighted-average grant date fair value of $72.56 per share. During the three months ended October 31, 2015, 25,860 restricted stock unit awards with a weighted-average grant date fair value of $71.51 per share vested. During the nine months ended October 31, 2015, 115,870 restricted stock and restricted stock unit awards with a weighted-average grant date fair value of $66.87 per share vested. As of October 31, 2015, there was $42.6 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 3.63 years.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of October 31, 2015.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of October 31, 2015, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements.

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

Net revenues in each category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Furniture	$332,142	$296,860	$924,672	$793,097
Non-furniture	200,269	187,815	537,126	491,598
Total net revenues	$532,411	$484,675	$1,461,798	$1,284,695

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three or nine months ended October 31, 2015 or November 1, 2014.

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

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including statements related to our future plans to increase sales by transforming our real estate platform; how we intend to increase our market share; the key areas which we believe will increase operating margins; our plan to strategically expand our business into select countries outside of the United States and Canada over the next several years; our belief that our brand awareness continues to increase; our expectation that more than half of our new product introductions will occur in the second half of 2015, primarily with the launch of RH Modern and RH Teen; our expectation that fluctuations in our rate of revenue growth and financial performance will continue in future periods and that our performance metrics will remain variable; our expectation that the convertible note hedge transactions will reduce potential earnings dilution with respect to our common stock upon conversion of the 2019 Notes and 2020 Notes and/or reduce our exposure to potential cash or stock payments that may be required upon conversion of the 2019 Notes and 2020 Notes; our belief that our exposure to interest rate risk is not significant; our expectation that coupons redeemed in connection with a legal claim could continue to impact our gross margins until their expiration in March 2016; and our expectations regarding working capital requirements and fluctuation of working capital needs, our inventory purchases in fiscal 2015, capital expenditures, and landlord contributions and other capital inflows related to our business including our real estate transformation and portfolio. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our collections of timeless, updated classics and reproductions, as well as our new modern pieces, are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware, and child and teen furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. We position our stores as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. As of October 31, 2015, we operated a total of 68 retail galleries, consisting of 54 legacy Galleries, 6 larger format Design Galleries, 3 next generation Design Galleries and 5 Baby & Child Galleries, as well as 17 outlet stores, throughout the United States and Canada.

In order to drive growth across our business, we are focused on the following key strategies:

•

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of larger format, next generation Design Galleries that are sized to the potential of each market and the size of our assortment.

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

In 2015, more than half of our product newness, whether within existing product categories or through creation of new product categories, was introduced in the fall of 2015, primarily with the launch of RH Modern and RH Teen, whereas in prior years the majority of our new product introductions coincided with our Spring Source Book mailing. While our Spring 2015 Source Book was mailed several weeks earlier than last year, the amount of new product introductions this Spring was lower than last year. In addition, there was a significant reduction in the circulated pages in our Spring 2015 Source Book versus last year. The timing and cadence of new product introductions is an important factor when comparing quarter and year over year results.

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

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income and other financial and operating data.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	(dollars in thousands, excluding per square foot store data)
Statements of Income:
Net revenues	$532,411	$484,675	$1,461,798	$1,284,695
Cost of goods sold	341,661	304,302	933,367	812,064
Gross profit	190,750	180,373	528,431	472,631
Selling, general and administrative expenses	145,874	143,685	410,103	382,230
Income from operations	44,876	36,688	118,328	90,401
Interest expense	11,003	5,210	24,058	11,612
Income before income taxes	33,873	31,478	94,270	78,789
Income tax expense	13,163	12,049	36,469	30,312
Net income	$20,710	$19,429	$57,801	$48,477
Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	47%	50%	48%	49%
Growth in net revenues:
Stores (2)	16%	15%	17%	14%
Direct	4%	31%	11%	25%
Total	10%	22%	14%	19%
Comparable brand revenue growth (3)	7%	22%	12%	18%
Retail (4):
Retail stores open at beginning of period	67	68	67	70
Stores opened	4	1	5	2
Stores closed	3	1	4	4
Retail stores open at end of period	68	68	68	68
Total leased square footage at end of period (in thousands)	958	821	958	821
Total leased selling square footage at beginning of period (in thousands) (5)	605	564	607	554
Total leased selling square footage at end of period (in thousands) (5)	681	575	681	575
Weighted-average leased square footage (in thousands) (6)	886	814	870	806
Weighted-average leased selling square footage (in thousands) (6)	624	565	612	558
Retail sales per leased selling square foot (7)	$384	$375	$1,081	$1,026
Capital expenditures (8)	$34,664	$30,890	$90,800	$69,690
Adjusted net income (9)	$27,736	$20,287	$73,600	$55,139

(1)	Direct revenues include sales through our Source Books and websites.
(2)	Stores data represents retail stores plus outlet stores.
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

(8)	Capital expenditures include the acquisition of buildings and land.
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

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net income	$20,710	$19,429	$57,801	$48,477
Adjustments pre-tax:
Legal claim (a)	5,076	—	12,118	9,200
Amortization of debt discount (b)	6,415	2,333	13,610	3,909
Subtotal adjusted items	11,491	2,333	25,728	13,109
Impact of income tax items (c)	(4,465)	(1,475)	(9,929)	(6,447)
Adjusted net income	$27,736	$20,287	$73,600	$55,139

(a)

Represents charges incurred or the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.

(b)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their respective terms. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.4 million and $0.9 million during the three months ended October 31, 2015 and November 1, 2014, respectively. Amounts are presented net of interest capitalized for capital projects of $1.5 million and $1.4 million during the nine months ended October 31, 2015 and November 1, 2014, respectively.

(c)

The adjustment for three and nine months ended October 31, 2015 represents the tax effect of the adjusted items based on our effective tax rate of 38.9% and 38.7%, respectively. The three and nine months ended November 1, 2014 includes an adjustment to calculate income tax expense at a pro forma 40% effective tax rate.

The following table sets forth our consolidated statements of income as a percentage of total net revenues.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Statements of Income:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.2	62.8	63.9	63.2
Gross profit	35.8	37.2	36.1	36.8
Selling, general and administrative expenses	27.4	29.6	28.0	29.8
Income from operations	8.4	7.6	8.1	7.0
Interest expense	2.0	1.1	1.7	0.9
Income before income taxes	6.4	6.5	6.4	6.1
Income tax expense	2.5	2.5	2.4	2.4
Net income	3.9%	4.0%	4.0%	3.7%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our direct net revenues, which include sales through our catalogs and websites.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Stores	$281,560	$243,437	$764,756	$655,262
Direct	250,851	241,238	697,042	629,433
Net revenues	$532,411	$484,675	$1,461,798	$1,284,695

Three Months Ended October 31, 2015 Compared to Three Months Ended November 1, 2014

Net revenues

Net revenues increased $47.7 million, or 9.8%, to $532.4 million in the three months ended October 31, 2015 compared to $484.7 million in the three months ended November 1, 2014. Comparable brand revenue growth was 7% for the three months ended October 31, 2015. We had 68 retail stores open at both October 31, 2015 and November 1, 2014. Stores net revenues increased $38.1 million, or 15.7%, to $281.6 million in the three months ended October 31, 2015 compared to $243.4 million in the three months ended November 1, 2014. Direct net revenues increased $9.6 million, or 4.0%, to $250.9 million in the three months ended October 31, 2015 compared to $241.2 million in the three months ended November 1, 2014. The increase in net revenues was due to a combination of the continued strong sales of our existing product assortment, as well as the introduction of new products and the expansion of existing product assortment. The decrease in our net revenues growth during the three months ended October 31, 2015 as compared to the three months ended November 1, 2014 was due to the fiscal 2015 new product introductions occurring in the fall of 2015, primarily with the launch of RH Modern and RH Teen, whereas in fiscal 2014 the majority of our product introductions occurred in the spring of 2014. Further, we significantly reduced the number of pages circulated within our Spring 2015 Source Book as compared to the Spring 2014 Source Book. We believe our brand awareness continues to increase and has allowed us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

Gross profit

Gross profit increased $10.4 million, or 5.8%, to $190.8 million in the three months ended October 31, 2015 from $180.4 million in the three months ended November 1, 2014. As a percentage of net revenues, gross margin decreased 1.4% to 35.8% of net revenues in the three months ended October 31, 2015 from 37.2% of net revenues in the three months ended November 1, 2014.

Gross profit for the three months ended October 31, 2015 was negatively impacted by $4.8 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. We expect that these coupon redemptions could continue to impact our gross margins until their expiration in March 2016 and until the related merchandise is delivered to customers. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.

Excluding the impact of the coupons redeemed in connection with the legal claim mentioned above, gross margin would have decreased 0.5% due primarily to lower merchandise margins associated with non-comparable warehouse sales, higher shipping and transportation costs, and deleverage in occupancy costs due to the addition of a new distribution center. These decreases were partially offset by improvements in our core merchandise margins and other product related costs, and leverage of our fixed supply chain and retail occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.2 million, or 1.5%, to $145.9 million in the three months ended October 31, 2015 compared to $143.7 million in the three months ended November 1, 2014.

Selling, general and administrative expenses for the three months ended October 31, 2015 included $0.3 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

Excluding the impact of coupons redeemed in connection with the legal claim mentioned above, the increase in selling, general and administrative expenses of $1.9 million in the three months ended October 31, 2015 compared to the three months ended

November 1, 2014 was primarily related to an increase in employment and employment related costs due to company growth and expansion and an increase in corporate occupancy costs associated with our corporate office expansion and upgraded technology systems, partially offset by a decrease in advertising and marketing costs.

Selling, general and administrative expenses were 27.3% and 29.6% of net revenues for the three months ended October 31, 2015 and November 1, 2014, respectively, excluding the impact of coupons redeemed in connection with the legal claim mentioned above. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our advertising and marketing costs, and general and administrative expenses. These improvements were partially offset by increased employment and employment related costs, as well as corporate occupancy costs.

Interest expense

Interest expense was $11.0 million in the three months ended October 31, 2015 and consisted of interest of $6.9 million non-cash amortization of the convertible senior notes debt discount, $3.2 million related to accounting for build-to-suit lease transactions, amortization of debt issuance costs and deferred financing fees of $0.6 million, interest incurred under our revolving line of credit of $0.5 million, which represents standby and letter of credit interest, interest of $0.2 million for notes payable for share repurchases and interest related to capital lease agreements of $0.2 million. In addition, we capitalized interest expense of $0.4 million for capital projects during the three months ended October 31, 2015.

Interest expense was $5.2 million in the three months ended November 1, 2014 and consisted of $3.2 million non-cash amortization of the convertible senior notes debt discount, $1.6 million related to accounting for build-to-suit lease transactions, interest incurred under our revolving line of credit of $0.5 million, which represents standby and letter of credit interest, amortization of debt issuance costs and deferred financing fees of $0.3 million, interest of $0.2 million for notes payable for share repurchases and interest related to capital lease agreements of $0.2 million. In addition, we capitalized interest expense of $0.9 million for capital projects during the three months ended November 1, 2014.

Income tax expense

Income tax expense was $13.2 million in the three months ended October 31, 2015 compared $12.0 million in the three months ended November 1, 2014. Our effective tax rate was 38.9% in the three months ended October 31, 2015 compared to 38.3% in the three months ended November 1, 2014. The effective tax rate for the three months ended November 1, 2014 included the reversal of a Canadian income tax contingency due to the lapse in the statute of limitations.

Nine Months ended October 31, 2015 Compared to Nine Months Ended November 1, 2014

Net revenues

Net revenues increased $177.1 million, or 13.8%, to $1.5 billion in the nine months ended October 31, 2015 compared to $1.3 billion in the nine months ended November 1, 2014. Comparable brand revenue growth was 12% for the nine months ended October 31, 2015. We had 68 retail stores open at both October 31, 2015 and November 1, 2014. Stores net revenues increased $109.5 million, or 16.7%, to $764.8 million in the nine months ended October 31, 2015 compared to $655.3 million in the nine months ended November 1, 2014. Direct net revenues increased $67.6 million, or 10.7%, to $697.0 million in the nine months ended October 31, 2015 compared to $629.4 million in the nine months ended November 1, 2014. The increase in net revenues was due to a combination of the continued strong sales of our existing product assortment, as well as the introduction of new products and the expansion of existing product assortment. We believe our brand awareness continues to increase and has allowed us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

Gross profit

Gross profit increased $55.8 million, or 11.8%, to $528.4 million in the nine months ended October 31, 2015 from $472.6 million in the nine months ended November 1, 2014. As a percentage of net revenues, gross margin decreased 0.7% to 36.1% of net revenues in the nine months ended October 31, 2015 from 36.8% of net revenues in the nine months ended November 1, 2014.

Gross profit for the nine months ended October 31, 2015 was negatively impacted by $11.0 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. We expect that these coupon redemptions could continue to impact our gross margins until their expiration in March 2016 and until the related merchandise is delivered to customers. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.

Excluding the impact of the coupons redeemed in connection with the legal claim mentioned above, gross margin would have increased 0.1% due primarily to improvements in our core merchandise margins and other product related costs and leverage of our fixed supply chain and retail occupancy costs. These improvements were partially offset by higher shipping costs, lower merchandise margins associated with non-comparable warehouse sales, and deleverage in occupancy costs due to the addition of a new distribution center.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $27.9 million, or 7.3%, to $410.1 million in the nine months ended October 31, 2015 compared to $382.2 million in the nine months ended November 1, 2014.

Selling, general and administrative expenses for the nine months ended October 31, 2015 included $1.1 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Selling, general and administrative expenses for the nine months ended November 1, 2014 included a $9.2 million charge incurred in connection with the legal claim.

Excluding the impact of coupons redeemed and the charge incurred in connection with the legal claim mentioned above, the increase in selling, general and administrative expenses of $36.0 million in the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014 was primarily related to an increase in employment and employment related costs of $27.7 million due to company growth and expansion, an increase in corporate occupancy costs associated with our corporate office expansion and upgraded technology systems, as well as an increase in credit card fees due to increased revenues.

Selling, general and administrative expenses were 28.0% and 29.0% of net revenues for the nine months ended October 31, 2015 and November 1, 2014, respectively, excluding the impact of coupons redeemed and the charge incurred in connection with the legal claim mentioned above. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our advertising and marketing costs.

Interest expense

Interest expense was $24.1 million in the nine months ended October 31, 2015 and consisted of interest of $15.2 million non-cash amortization of the convertible senior notes debt discount, $6.6 million related to accounting for build-to-suit lease transactions, amortization of debt issuance costs and deferred financing fees of $1.5 million, interest incurred under our revolving line of credit of $1.3 million, which represents standby and letter of credit interest, interest of $0.7 million for notes payable for share repurchases and interest related to capital lease agreements of $0.7 million. In addition, we capitalized interest expense of $1.5 million for capital projects during the nine months ended October 31, 2015.

Interest expense was $11.6 million in the nine months ended November 1, 2014 and consisted of interest of $4.8 million non-cash amortization of the convertible senior notes debt discount, $3.8 million related to accounting for build-to-suit lease transactions, interest incurred under our revolving line of credit of $2.8 million, which includes standby and letter of credit interest, amortization of debt issuance costs and deferred financing fees of $0.8 million, interest of $0.6 million for notes payable for share repurchases and interest related to capital lease agreements of $0.2 million. In addition, we capitalized interest expense of $1.4 million for capital projects during the nine months ended November 1, 2014.

Income tax expense

Income tax expense was $36.5 million in the nine months ended October 31, 2015 compared $30.3 million in the nine months ended November 1, 2014. Our effective tax rate was 38.7% in the nine months ended October 31, 2015 compared to 38.5% in the nine months ended November 1, 2014. The effective tax rate for the nine months ended November 1, 2014 included the reversal of a Canadian income tax contingency due to the lapse in the statute of limitations.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, payroll, Source Books and other catalogs, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital varies as a result of increases in our inventory levels and costs related to our Source Books. We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes and borrowing availability under the revolving line of credit or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 to 24 months.

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

Our investments in capital expenditures, including the acquisition of buildings and land, for the nine months ended October 31, 2015 totaled $90.8 million. Additionally, we made payments of $8.9 million during the nine months ended October 31, 2015 to escrow accounts for future construction of a next generation Design Gallery. We expect to have gross capital expenditures of approximately $140 million to $160 million in fiscal 2015, primarily related to our efforts to continue our growth and expansion, including construction of our new galleries and infrastructure investments. As an offset to gross capital expenditures in fiscal 2015, we anticipate receiving approximately $10 million in landlord contributions and other capital inflows related to our real estate transformation and portfolio. These anticipated landlord contributions primarily relate to profit participation arrangements for our distribution center facilities. The majority of the current lease arrangements for our new galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from our landlords related to the building of our larger format retail galleries in fiscal 2015.

Cash Flow Analysis

A summary of operating, investing, and financing activities is shown in the following table:

	Nine Months Ended
	October 31,	November 1,
	2015	2014
	(in thousands)
Used in operating activities	$(17,630)	$(22,758)
Used in investing activities	(182,841)	(70,113)
Provided by financing activities	278,540	236,642
Increase in cash and cash equivalents	78,045	143,738
Cash and cash equivalents at end of period	226,979	157,127

Net Cash Used In Operating Activities

Operating activities consists primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the nine months ended October 31, 2015, net cash used in operating activities was $17.6 million and consisted of net income of $57.8 million and non-cash items of $60.4 million, offset by an increase in uses of working capital and other activities of $135.9 million. Working capital and other activities consisted primarily of increases in inventory of $201.7 million related to the increase in 2015 Spring, RH Teen and RH Modern collections, as well as to support the opening of our new distribution center, partially offset by increases in accounts payable and accrued liabilities of $48.0 million, increases in deferred revenue and customer deposits of $15.3 million due to the timing of shipments made at period end, as well as an increase in other current liabilities of $10.3 million primarily due to an increase in our federal tax liabilities.

For the nine months ended November 1, 2014, net cash used in operating activities was $22.8 million and consisted of net income of $48.5 million and non-cash items of $34.6 million, offset by an increase in working capital and other activities of $105.8 million. Working capital and other activities consisted primarily of increases in inventory of $156.7 million to support our revenue growth and decreases in other current liabilities of $10.8 million related to decreases in federal and state tax payables due to payments made during the period. These uses of cash from working capital components were partially offset by increases in accounts payable and accrued liabilities of $44.8 million and increases in deferred revenue and customers deposits of $16.3 million due to the timing of shipments made at fiscal quarter end and increased special orders.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new gallery openings, the acquisition of land and buildings, investments in supply chain and systems infrastructure, construction related deposits, as well as activities associated with investing in available-for-sale securities.

For the nine months ended October 31, 2015, net cash used in investing activities was $182.8 million primarily as a result of $90.8 million in investments in new galleries, renovations to our corporate headquarters, supply chain, information technology and systems infrastructure, as well as a corporate aircraft. During the nine months ended October 31, 2015, we made payments of $8.9 million to escrow accounts for future construction of a next generation Design Gallery. In addition, we made investments in available-for-sale securities of $156.1 million, partially offset by maturities of such investments of $73.1 million.

For the nine months ended November 1, 2014, net cash used in investing activities was $70.1 million primarily as a result of investments in new galleries, investment in information technology, and investment in supply chain and systems infrastructure.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offering, borrowings and repayments related to the revolving line of credit and capital contributions.

For the nine months ended October 31, 2015, net cash provided by financing activities was $278.5 million primarily due to the $300 million convertible senior notes issued in June 2015, which provided net proceeds of $256.0 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Net proceeds and excess tax benefits from the exercise of stock options provided $20.5 million and $6.6 million, respectively. The cash provided by these financing activities was partially offset by cash paid for employee taxes related to net settlement of equity awards of $4.3 million.

For the nine months ended November 1, 2014, net cash provided by financing activities was $236.6 million primarily due to the $350 million convertible senior notes issued in June 2014, which provided net proceeds of $311.7 million after taking into consideration the convertible note hedge and warrant transactions, as well as debt issuance costs. Excess tax benefits and net proceeds from the exercise of stock options provided $7.9 million and $6.2 million, respectively. The cash provided by these financing activities was partially offset by net repayments on the revolving line of credit of $85.4 million, cash paid for employee taxes related to net settlement of equity awards of $2.1 million and payments on capital lease obligations of $1.7 million.

Non-Cash Transactions

Non-cash transactions consists of non-cash additions of property and equipment and the issuance of notes payable related to share repurchases from former employees.

Build-to-Suit Lease Transactions

The non-cash additions of property and equipment due to build-to-suit lease transactions are the result of the accounting requirements of ASC 840—Leases for those construction projects in which we are the “deemed owner” of the construction project given the extent to which we are involved in constructing the leased asset. If we are the “deemed owner” for accounting purposes, upon commencement of the construction project, we are required to capitalize contributions by the landlord toward construction as property and equipment on our consolidated balance sheets. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of our consolidated statements of cash flows.

However, over the lease term, these non-cash additions to property and equipment due to build-to-suit lease transactions do not impact our cash outflows, nor do they impact net income within our consolidated statements of income.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 31, 2015, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of October 31, 2015. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 31, 2015, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of October 31, 2015. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio was approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of October 31, 2015, Restoration Hardware, Inc. was in compliance with all covenants of the amended and restated credit agreement, and if the availability under the amended and restated credit agreement was less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

On June 27, 2014, we paid off the principal balance and related interest under the prior credit agreement of $154.8 million using proceeds from the issuance of the 2019 Notes. As of October 31, 2015, Restoration Hardware, Inc. had no amounts outstanding under the amended and restated credit agreement. As of October 31, 2015, Restoration Hardware, Inc. had $586.6 million undrawn borrowing availability under the amended and restated credit agreement and had $13.4 million in outstanding letters of credit.

Contractual Obligations

As of October 31, 2015, our future contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	Remainder of 2015	2016–2017	2018–2019	Thereafter
	(in thousands)
Convertible senior notes due 2019	$350,000	$—	$—	$350,000	$—
Convertible senior notes due 2020	300,000	—	—	—	300,000
Revolving line of credit (1)	—	—	—	—	—
Operating leases (2)	548,936	18,958	127,999	97,714	304,265
Other non-current obligations (3)	741,234	5,077	68,847	87,900	579,410
Capital lease obligations	16,294	293	2,212	2,243	11,546
Notes payable for share repurchases	19,523	—	—	893	18,630
Letters of credit	13,433	13,433	—	—	—
Total	$1,989,420	$37,761	$199,058	$538,750	$1,213,851

(1)	Under the amended and restated credit agreement, the revolving line of credit has a maturity date of November 24, 2019.
(2)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above does not include future obligations for renewal options that have not yet been exercised. The future operating lease obligations would change if we were to exercise these options. Amounts above do not include estimated contingent rent due under operating leases of $4.8 million.

(3)

Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. These amounts may be reduced in the event we are able to effect a sale-leaseback on any of these locations.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of October 31, 2015.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At October 31, 2015, there were no amounts outstanding under the revolving line of credit. As of October 31, 2015, we had $586.6 million undrawn borrowing availability under the revolving line of credit and had $13.4 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended October 31, 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of October 31, 2015, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of October 31, 2015, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“2014 Form 10-K”) and in our Quarterly on Form 10-Q for the quarterly period ended August 1, 2015 (the “Second Quarter Form 10-Q”). There have been no material changes to the risk factors disclosed in our 2014 Form 10-K and our Second Quarter Form 10-Q.

The risks described in our 2014 Form 10-K and our Second Quarter Form 10-Q are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended October 31, 2015

During the three months ended October 31, 2015, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
August 2, 2015 to August 29, 2015
Shares withheld from delivery (1)	—	$—
August 30, 2015 to October 3, 2015
Shares withheld from delivery (1)	14,513	99.14
October 4, 2015 to October 31, 2015
Shares withheld from delivery (1)	—	—
Total	14,513	$99.14

(1)

Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.1	First Amendment to Tenth Amended and Restated Credit Agreement dated as of August 12, 2015 among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	August 12, 2015	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Hardware Holdings, Inc.

Date: December 10, 2015	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2015	By:	/s/ Karen Boone
Karen Boone
Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)