Form 10-K
period 2016-01-30
Restoration Hardware Holdings Inc
filed 2016-03-30
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35720

RESTORATION HARDWARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3052669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
15 Koch Road, Suite K Corte Madera, CA (Address of principal executive offices)	94925 (Zip Code)

Registrant’s telephone number, including area code: (415) 924-1005

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	New York Stock Exchange, Inc.
(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 31, 2015, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $2,794,100,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 25, 2016, 40,583,845 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 30, 2016.

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

Overview

Restoration Hardware Holdings, Inc. (“RH” or the “Company”) is a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware, and child and teen furnishings. Our ability to innovate, curate and integrate products, categories, services and businesses with a completely authentic and distinctive point of view, then rapidly scale them across our fully integrated multi-channel infrastructure is a powerful platform for continued long-term growth. Our unique product development, go-to-market and supply chain capabilities, together with our significant scale, enable us to offer a compelling combination of design, quality and value that we believe is unparalleled in the marketplace.

Restoration Hardware Holdings, Inc. was formed as a Delaware corporation on August 18, 2011. On November 7, 2012, Restoration Hardware Holdings, Inc. completed an initial public offering. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, catalogs, including our Source Books, and websites. As of January 30, 2016, we operated a total of 69 retail galleries, consisting of 53 legacy Galleries, 6 larger format Design Galleries, 4 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries, as well as 17 outlet stores, throughout the United States and Canada.

We have achieved strong growth in sales and profitability, as illustrated by the following:

•	Net revenues increased 13% to $2,109.0 million in fiscal 2015, on top of a 20% increase in fiscal 2014 and a 30% increase in fiscal 2013.
•	The fourth quarter of fiscal 2015 marked our 24th consecutive quarter of double-digit net revenue growth.
•	Our adjusted net income increased 17.6% to $114.8 million in fiscal 2015 from $97.6 million in fiscal 2014.

Key Value Driving Strategies

Key elements of our strategy are to:

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of next generation Design Galleries that are sized to the potential of each market and the size of our assortment. On average, our legacy retail stores display less than 10% of our current product assortment. Our next generation Design Galleries allow us to optimize our selling space by displaying a greater percentage of our merchandise assortment, as well as future product expansions and new businesses, in a highly differentiated retail setting. Based on our historical performance, when a product is presented on the selling floor, we experience an increase in sales for that product across all of our channels.

Based on recent trends and our plans for product assortment expansion and new businesses, we are generally targeting a range of approximately 25,000 to 60,000 leased selling square feet for new locations. Landlords are currently offering us leases that accommodate these space requirements and that have favorable terms, which are typically available only to anchor tenants. Based on our analysis, we believe we have the opportunity to operate next generation Design Galleries in 60 to 70 locations in the United States and Canada.

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

Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, other customer touch points also need to leapfrog forward to create a cohesive experience. This initiative will focus on everything from product quality to in-home delivery across all channels, and includes new people, processes, and systems.

Increase Operating Margins. We have the opportunity to continue to improve our operating margins by leveraging our fixed occupancy, advertising and corporate general and administrative costs, as well as leveraging our scalable infrastructure. Key areas in which we believe we will increase operating margins include:

•

Occupancy Leverage—We believe that our real estate transformation will allow us to better leverage our fixed occupancy costs. Our next generation Design Galleries are expected to generate increased sales volumes in each market. We expect that these increased sales volumes, coupled with the favorable anchor tenant-type economics and lower rent per square foot, as compared to our legacy Galleries, will provide significant leverage of our retail occupancy costs. We also expect leverage in our supply chain occupancy as we optimize our inventory investments over time and further leverage our distribution center infrastructure.

•

Advertising Cost Leverage—We believe the physical expression and retail experience in our next generation Design Galleries serve as the best form of advertising for RH. Our next generation Design Galleries are expected to generate increased sales volumes in each market as compared to the legacy Gallery in that market. As a result, the higher sales volumes achieved will leverage our fixed advertising expenditures in each market. We also continue to explore opportunities to further optimize our Source Book strategy and enhance our on-line marketing initiatives.

•

Improved Product Margin & Shipping Efficiencies—We believe we can obtain additional operating margin expansion from improved product margins and shipping efficiencies. We believe we have pricing power that should continue to improve as we continue to take market share in the highly-fragmented luxury home furnishings market. As our newer categories and products gain scale, we also expect improved vendor pricing. In addition, we anticipate further efficiencies of in-sourcing our home delivery locations and opportunities to optimize our shipping model over time.

•

Other Selling, General and Administrative Expenses—We believe we still have significant opportunity to leverage our fixed corporate and other general and administrative expenses as we increase our sales.

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States and Canada in the future. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

Products and Product Development

We have positioned RH as a lifestyle brand and design authority by offering dominant merchandise assortments. We are merchants of luxury home furnishings and our luxury products embody our design aesthetic and reflect inspiration from across the centuries and around the globe.

We have developed a proprietary product development platform that is fully integrated from ideation to presentation. Key aspects of our product development platform are:

•

Organization—We have established a collaborative, cross-functional organization centered on product leadership and coordinated across our product development, sourcing, merchandising, inventory and creative teams. Our product teams are focused on maximizing the sales potential of each product category across all channels, which eliminates channel conflicts and functional redundancies.

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

•	Facility—We have built the RH Center of Innovation and Product Leadership, a facility which supports the entire product development process from product ideation to presentation for all channels.

As a result of our proprietary organization, process and facility, our typical product lead times are 3 – 9 months, which enhances our ability to introduce more new products with each collection. In addition, our product development platform, sourcing capabilities and significant scale enable us to reduce our product costs.

Sales Channels

We distribute our products through a fully integrated sales platform comprised of our stores, catalogs and websites. We believe the level of integration among all of our channels and our approach to the market distinguishes us from most other retailers. For fiscal 2015, sales of products originating in our stores represented 51% of our net revenues, while sales from our direct business represented 49% of our net revenues. We believe our channels complement each other and our customers’ buying decisions are influenced by their experiences across more than one of our sales channels. We encourage our customers to shop across our channels and have aligned our business and internal organization to be channel agnostic. Our integrated distribution and product delivery network serves all of our channels. We believe the key advantage of our multiple sales channels is our ability to leverage the unique attributes of each channel in our approach to the market.

Stores

Retail Galleries

Our retail galleries are located primarily in upscale malls and street locations, as well as in iconic locations. We believe situating our galleries in desirable locations with high visibility is critical to the success of our business, and we identify gallery locations based on several store specific aspects including geographic location, demographics, and proximity to other high-end specialty retail stores. We pursue a market-based sales strategy, whereby we assess each market’s overall sales potential and how best to approach the market across all of our channels. We customize square footage and catalog circulation to maximize each market’s sales potential and increase our return on invested capital.

Our retail galleries reinforce our luxury brand aesthetic and are highly differentiated from other home furnishings retailers. We have revolutionized the customer experience by showcasing products in a sophisticated lifestyle setting that we believe is on par with world-class interior designers, consistent with the imagery and product presentation featured in our catalogs and on our websites. Products in our galleries are presented in fully appointed rooms, emphasizing collections over individual pieces. This presentation encourages a higher average order value as customers are inspired to consider purchasing a full collection of products to replicate the design aesthetic experienced in our galleries. In addition, because less than 10% of our merchandise assortment is displayed in our legacy Galleries, our store associates use iPads and other devices to allow customers to shop our entire merchandise assortment while in the gallery.

During fiscal 2015, we opened RH Chicago, The Gallery at the Three Arts Club in Chicago’s Gold Coast. This first-of-its-kind retail concept represents our initial foray into hospitality with a seamlessly integrated culinary offering, which includes the 3 Arts Club Café, the 3 Arts Club Wine Vault & Tasting Room, and the 3 Arts Club Pantry & Espresso Bar.

We define leased selling square footage as retail space at our stores used to sell our products. Leased selling square footage excludes backrooms used for storage, office space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. We currently operate five distinct store types with the following average leased selling square footage as of January 30, 2016:

1)	Next generation Design Galleries; which include our Galleries in Atlanta, Chicago, Denver and Tampa, and which average approximately 43,000 leased selling square feet;
2)

Initial larger format Design Galleries; which include our Galleries in Houston, Scottsdale, Boston, Indianapolis, Greenwich, and Los Angeles, and which average approximately 19,000 leased selling square feet;

3)	Legacy Galleries, which average approximately 8,000 leased selling square feet;
4)	The RH Modern Gallery, which is located in Los Angeles and is approximately 13,000 leased selling square feet; and
5)	RH Baby & Child Galleries, which average approximately 4,000 leased selling square feet.

We continue to evaluate potential opportunities for stand-alone RH Baby & Child, RH Teen and RH Modern Galleries in key markets.

As of January 30, 2016, we operated a total of 69 retail galleries throughout the United States and Canada, consisting of 53 legacy Galleries, 6 larger format Design Galleries, 4 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries. The following list shows the number of retail galleries in each U.S. state and each Canadian province where we operate as of January 30, 2016:

Location	Store	Location	Store	Location	Store
Alabama	1	Massachusetts	1	Tennessee	1
Arizona	1	Michigan	1	Texas	6
California	17	Minnesota	1	Utah	1
Colorado	1	Missouri	2	Virginia	2
Connecticut	3	New Jersey	2	Washington	1
Florida	5	New York	2	District of Columbia	1
Georgia	1	North Carolina	2	Alberta	2
Illinois	2	Ohio	3	British Columbia	1
Indiana	1	Oklahoma	1	Ontario	2
Louisiana	1	Oregon	1
Maryland	1	Pennsylvania	2
				Total	69

The table below highlights certain information regarding our retail stores opened and closed during the last three fiscal years.

	Fiscal Year
	2015	2014	2013
Stores open at beginning of period	67	70	71
Stores opened	8	3	2
Stores closed	6	6	3
Stores open at end of period	69	67	70

We continually analyze opportunities to selectively consolidate stores in connection with openings of our next generation Design Galleries or close stores that have been under-performing or are no longer consistent with our brand positioning. In many cases, we continue to operate a store until its lease has expired in order to effect the closure in a cost-efficient manner.

Outlet Stores

As of January 30, 2016, we operated 17 outlet stores in 12 states in the United States and Canada. Our outlet stores are branded as Restoration Hardware Outlet or RH Outlet and are primarily located in large outlet malls. Our outlet stores serve as an efficient means to sell discontinued or irregular inventory outside of our core sales channels.

E-Commerce

Our primary websites, www.restorationhardware.com, www.rh.com and www.rhbabyandchild.com, provide our customers with the ability to purchase our merchandise online. In September 2015, we launched www.rhteen.com and www.rhmodern.com, e-commerce enabled websites devoted to our teen furnishings category and to our modern product assortment.

Our e-commerce platform allows our customers to experience the RH lifestyle reflected in our catalogs and throughout our stores, and to shop substantially all of our current product assortment. We update our websites regularly to reflect product availability and special offers.

The websites also offer room-based navigation, which allows the customer to envision and shop items by room or by product, expanding on the richness of the online experience. For example, customers can search our websites for products by size or color, browse through our extensive product categories and see detailed information about each item and collection, such as dimensions, materials and care instructions. Additionally, customers can select color swatches and view merchandise displayed with different color and fabric options.

Source Books

We produce a series of catalogs, which we refer to as Source Books, to showcase our merchandise assortment. In fiscal 2015, these included our Interiors, Outdoor, RH Modern, RH Teen, RH Baby & Child, Small Spaces, Bath, Linens, Rugs, Lighting and Holiday Source Books. Our Source Books, which showcase nearly our entire product assortment, are one of our primary branding and advertising vehicles. We have found that when we display a greater merchandise assortment in our Source Books, we experience increased sales across all of our channels. As in our retail stores, our Source Books present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Source Books also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Source Books is coordinated in-house in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our Source Book production costs.

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

We maintain a database of customer information, which includes sales patterns, detailed purchasing information, certain demographic information, geographic locations and mailing and email addresses. We mail our Source Books to addresses within this database and to addresses provided to us by third parties. The database supports our ability to analyze our customers’ buying behaviors across sales channels and facilitates the development of targeted marketing strategies, and is maintained in accordance with our privacy policy disclosed on our website. We segment our customer files based on multiple variables, and we tailor our Source Book mailings and emails in response to the purchasing patterns and product needs of our customers. We focus on continually improving the segmentation of customer files and the expansion of our customer database.

Our Source Books, in concert with our e-commerce channel, are a cost-effective means of testing new products, and allow us to launch categories in a disciplined, expeditious and cost-effective manner.

Phone Orders

In addition to making purchases in our stores or online, customers, including those from our Trade and Contract businesses, can place orders over the phone by calling our customer service associates. In fiscal 2015, phone orders represented approximately 11% of net revenues.

Trade and Contract

In addition to our core channels, we continue to expand into professional services channels, including Trade and Contract. In the Trade channel, we work directly with independent interior designers purchasing for their businesses. Separately, we sell directly to customers who make purchases with the assistance of their own interior designers or decorators, which we refer to as “designer-assisted sales.” Our Contract business services hospitality, real estate development and other business clients. These channels offer additional avenues for reaching new customers, including both businesses and individuals.

Marketing and Advertising

We employ a variety of marketing and advertising vehicles to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted Source Book circulation, promotional mailings, email communications, online and print advertisements, and public relations activities and events. We maintain a database of customers, which includes sales patterns, detailed purchasing information, certain demographic information, geographic locations and mailing and email addresses. We use our customer database to tailor our programs and increase productivity of our marketing and promotion initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investment.

Our stores and our Source Books are the primary branding and advertising vehicles for the RH brands. The highly-differentiated design aesthetic and shopping environment of our stores drive customer traffic not only to our stores but also to our direct channels. Our Source Books and targeted emails further reinforce the RH brand image and drive sales across all of our sales channels. We also engage in a wide range of other marketing, promotional and public relations activities to promote our brands. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-store events related to new store openings and product launches. We also engage print advertising in brand-relevant publications such as Architectural Digest, DuJour,

Elle Décor, Town and Country, Veranda and others, and from time to time have also engaged in online advertising. We believe that these efforts will drive increased brand awareness, leading to higher sales in our stores and our direct business over time.

Sourcing

We primarily contract with third-party vendors for the manufacture of our merchandise. Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with vendors and manufacturers. Our products are generally made from readily available raw materials. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2015, we sourced approximately 75% of our purchase dollar volume from approximately 30 vendors. In fiscal 2015, one vendor accounted for approximately 12% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2015, approximately 82% of our products were sourced in Asia, the majority of which originated from China, 11% from the United States and the remainder from other regions.

RH is committed to offering safe, legal, high quality products, made consistently with our values. RH has a Compliance and Social Responsibility team dedicated to ensuring we keep these commitments through product testing, audits and other verification methods. Product testing is a core process for our organization. In fiscal 2014, RH Baby & Child received GREENGUARD Gold Certification of nursery furniture, which demonstrates that these products are low-emitting, thus contributing to better indoor air quality. GREENGUARD Gold Certified products aid in the creation of healthier indoor environments, by emitting fewer airborne compounds that can contribute to health issues including asthma and other respiratory conditions. We are in the process of obtaining GREENGUARD Gold Certification for all of our furniture products.

We have a limited number of long-term merchandise supply contracts, but we believe that we generally have strong relationships with our product vendors. Although we transact business primarily on an order-by-order basis, we typically work with many of our vendors over extended periods of time, and many vendors are making long-term capacity investments to serve our increasing demands. Over the last several years, we engaged in a sourcing initiative to develop closer relationships with our vendors in order to achieve better efficiencies and further improve our product development process. Through this process, we have eliminated the use of most third party purchasing agents in favor of a model in which we directly manage our vendors. We have achieved significant cost savings and other efficiencies from this initiative.

Distribution and Delivery

We manage the distribution and delivery of our products through our six distribution centers, which are located strategically throughout the United Stated. Each of our distribution centers serves all of our sales channels.

We offer a white glove home delivery service for our larger merchandise and furniture categories, where delivery personnel assist our customers by delivering fully assembled items to the location of their choice. We operate portions of our home delivery services in ten key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We plan to continue to in-source these services in additional markets over time.

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

We intend to continue to strengthen our supply chain operations through a number of key initiatives in fiscal 2016 designed to improve our fulfillment and delivery logistics performance and to achieve greater efficiencies in the management of our inventories.

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

We also believe that our success depends in substantial part on our ability to originate and define product trends, as well as to timely anticipate, gauge and react to changing consumer demands. Certain of our competitors are larger and have greater financial, marketing and other resources than us. However, many smaller specialty retailers may lack the financial resources, infrastructure, scale and national brand identity necessary to compete effectively with us. We believe we are effectively positioned between these two market segments to gain market share and drive growth.

Employees

As of January 30, 2016, we had approximately 4,600 employees, of which approximately 800 were part-time employees. As of that date, approximately 2,200 of our employees were based in our stores. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.

Intellectual Property

The “RH”, “Restoration Hardware,” “RH Baby & Child,” “RH Modern,” and “RH Teen” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including “restorationhardware.com,” “rh.com,” “rhbabyandchild.com,” “rhmodern.com,” and “rhteen.com” and others that include our trademarks. These domain names are perpetually renewable. We own design patents or pending applications to protect the ornamental appearance of several of our products. These design patents are valid for 14 years from the date of issuance. We own copyrights, including copyright registrations or pending applications, for several of our Source Books. We believe that our trademarks, design patents, and copyrights have significant value and we will vigorously protect them against infringement.

Fluctuation in Quarterly Results

Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and the timing of Source Book releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

Regulation and Legislation

We are subject to numerous regulations, including labor and employment laws, customs, laws governing truth-in-advertising, consumer protection, privacy, safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of our galleries, outlets and warehouse facilities, both in the United States and Canada, as well as in jurisdictions from which we source our products. We believe we are in material compliance with laws applicable to our business.

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

Risks Related to Our Business

We have experienced a high rate of growth in our business during the last several years that may not be sustained and may not generate a corresponding improvement in our results of operations.

We may not be able to maintain the high levels of growth in our business that we have experienced during the last several years. Although we have continued to experience sales growth, the rate of sales growth in some recent quarters has been slower than in prior periods. We attribute recent changes in our rate of sales growth to a variety of factors, including a slowdown in certain markets in which we operate, as well as some other specific factors such as slower than anticipated deliveries of some products from our vendors. In addition, as the size of our business grows, we would have to achieve increased incremental growth in each future period, in terms of actual sales volume, in order to sustain the same percentage rate of growth as that which we have achieved in prior periods. Finally, the current economic climate in the beginning of 2016 appears uncertain and we are not able to predict if there will be a larger slowdown in economic activity in the United States and Canada, including a possible recession. If a significant slowdown or recession were to develop, either broadly or in select portions of the economy such as the housing market or the market for higher-priced housing, our business would likely be adversely affected.

In addition, sales growth may be adversely affected if favorable customer responses to our product offerings and store formats are not sustained. We have introduced new product assortments in recent years, including RH Modern and RH Teen. Although we anticipate a favorable response to these new product offerings, there can be no assurance that we will favorably execute on all the elements required for introduction of a new merchandise category such as RH Modern. A successful introduction of new product assortments requires that we successfully anticipate customer demand for new products and styles, that we create the right product assortment within the new category, that our marketing of the new products is able to reach potential customers, and that we successfully source the right products in the right quantities and at the right price to satisfy customer demand. We are likely to encounter some elements of uncertainty with the introduction of a new product assortment as we estimate the quantity of such products in anticipation of customer demand. It is not uncommon to overestimate or underestimate demand for specific products as we assess potential customer demand across a range of new products. In addition, even where we have the right products and favorable merchandising, other factors may slow our ability to fulfill customer orders such as backlog in production at specific vendors or other manufacturing challenges as vendors produce new products in quantity. For instance, we encountered difficulties with respect to the introduction of RH Modern despite favorable reception by customers because our vendors were not able to produce demanded amounts of products at the required quality level. Any of the above factors can adversely affect both our revenue from quarter to quarter and our results of operations.

Our strategy in opening newer and larger store formats typically involves closing legacy stores in the same market area. Although we believe this approach has generally been successful in the past, there can be no assurance that it will continue to be successful in particular new markets. While our objective is to migrate a high percentage of customer demand when we choose to close a store in a particular location in favor of a next generation Design Gallery in the same or an adjacent market location, there can be no assurance that we will be successful in doing so.

In addition, comparable brand revenue growth is another measure of the rate of growth in our business. For the reasons stated above, we have recently experienced a decline in the rate of comparable brand revenue growth in recent quarters compared to prior periods. Our rate of revenue growth and comparable brand revenue growth have sharply fluctuated from quarter to quarter over the last three years.

As a high growth business, we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons such as sales promotions or other changes in the business between the two quarters being compared. The results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. Our results of operations may also vary relative to corresponding periods in prior years. We may take certain pricing, merchandising or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and cannot be relied upon as indicators of future performance.

Numerous other factors affect period-to-period comparisons in our revenue and comparable brand revenue growth, including:

•	the overall economic and general retail sales environment;
•	the number, size and location of stores we open, close, remodel or expand in any period;
•	consumer preferences and demand;
•	our ability to efficiently source and distribute products;
•	changes in our product offerings and the introduction and timing of introduction of new products and new product categories;
•	promotional events;
•	our competitors introducing similar products or merchandise formats;
•	current local and global economic conditions;
•	the timing of various holidays, including holidays with potentially heavy retail impact;
•	changes in Source Book circulation, and the number of pages in our Source Books and timing of mailing; and
•	the success of our marketing programs.

Other future developments in our business could also result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the mailing and shipping of Source Books and products. We cannot assure you that we will succeed in offsetting any such expenses with increased efficiency or that cost increases associated with our business will not have an adverse effect on our financial results.

We are undertaking a large number of business initiatives at the same time, including exploring opportunities to expand into new categories and complementary businesses, through either organic growth or strategic acquisitions. If these initiatives are not successful, they may have a negative impact on our results of operations.

We have experienced rapid growth and are continuing to undertake a large number of new business initiatives in order to support our future growth. For example, we have developed and continue to refine and enhance our Gallery format, which involves larger store square footage. We plan to continue to open larger format Design Galleries in select major metropolitan markets and we expect to close a number of legacy Galleries and replace them with our next generation Design Gallery format. We also continue to add new product categories and to expand product assortments. For example, last year we introduced our new RH Modern and RH Teen categories. We also continue to add new brand-enhancing offerings, such as the recent introduction of our food and beverage operations at the 3 Arts Club Café in the RH Gallery in Chicago and at Ma(i)sonry in Yountville, California, and we plan to include food and beverage offerings in other stores in the future. We are currently contemplating other new product lines and extensions and complementary brand-enhancing businesses, such as the expansion of our product sales to international markets and providing brand-enhancing offerings in hospitality. In addition, we are continuing a number of new initiatives to improve the operations of our business, including by enhancing and optimizing our product sourcing capabilities, improving our distribution and delivery of products to our customers and adding new management information systems. Further, our Source Book strategy continues to evolve. We often have in the past, and may in the future, incur significant costs for any new initiative before we realize any corresponding revenue with respect to such initiative.

As part of exploring growth opportunities, we may acquire from time to time value-creating, add-on businesses that broaden our existing position and market reach. However, there can be no assurance that we will be able to find suitable businesses to purchase, that we will be able to acquire such businesses on acceptable terms, or that all closing conditions will be satisfied with respect to any pending acquisition. If we are unsuccessful in our acquisition efforts, then our ability to continue to grow at rates we anticipate could be adversely affected. In addition, we face the risk that a completed acquisition may underperform relative to expectations. We may be unable to achieve synergies originally anticipated, exposed to unexpected liabilities or unable to sufficiently integrate completed acquisitions into our current business and growth model. Further, if we fail to allocate our capital appropriately, in respect of either our acquisitions or organic growth in our operations, we could be overexposed in certain markets and geographies and unable to expand into adjacent products or markets.

We recently introduced the RH Grey Card program, which provides a range of benefits to our customers in return for payment of an annual membership fee. We have introduced the RH Grey Card in order to move our primary business away from its traditional reliance on promotions and discounts. The RH Grey Card program is new to our business and has not been tested prior to its introduction. This program may not achieve market acceptance or may result in a loss of sales due to our elimination or changes to our other promotions and discounts.

Developing and testing new and multiple business opportunities and strategies often requires knowledge in areas of expertise that may be new to our organization and may require significant time of our management and resources. Such new business opportunities may not achieve market acceptance or may only achieve market acceptance in limited geographic areas or at certain Design Galleries. Further, these new business opportunities may generate sufficient revenue to recoup the cost of developing and operating such new concepts, which in turn could have a material adverse effect on our results of operations. Any new businesses we enter may also expose us to additional laws, regulations and risks, including the risk that we may incur ongoing operating expenses in such businesses in excess of revenues, which could harm our results of operations and financial condition. The financial profile of any such new businesses may be different than our current financial profile, which could affect our financial performance and the market price for our common stock. Additionally, if we are not successful in managing our current growth and the large number of new initiatives that are underway, we might experience an adverse impact on our financial performance and results of operations.

All of the foregoing risks may be compounded due to various factors including any economic downturn. If we fail to achieve the intended results of our current business initiatives, or if the implementation of these initiatives is delayed or abandoned, diverts management’s attention or resources from other aspects of our business or costs more than anticipated, we may experience inadequate return on investment for some or all such business initiatives, which could have a material adverse effect on our results of operations.

Changes in consumer spending and factors that influence spending of the specific consumers we target, including the health of the high-end housing market, may significantly impact our revenue and results of operations.

We target consumers of high-end home furnishings as customers for our products. As a result, we believe that our sales are sensitive to a number of factors that influence consumer spending generally, but are particularly affected by the health of the higher end customer and demand levels from that customer demographic. In addition, not all macroeconomic factors are highly correlated in their impact on lower end housing versus the higher end customer. Demand for lower priced homes and first time home buying may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer. The higher end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher end real estate markets in the U.S., the number of second and third homes being sold, stock market prices and the perceived prospect for capital appreciation in higher end real estate. Although employment levels in the U.S. were reasonably strong at the beginning of 2016, there can be no assurance that some of the other macroeconomic factors described above will not adversely affect the higher end consumer that we believe makes up the bulk of our customer demand.

We believe that a number of these factors have in the past had, and may in the future have, an adverse impact on the high-end retail home furnishings sector, and have also affected our business and results. These factors may make it difficult for us to accurately predict our operating and financial results for future periods and some of these factors could contribute to a material adverse effect on our business and results of operations.

If we are unable to maintain and enhance our brand or market our product offerings, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our products.

Our business depends in part on a strong brand image, and we continue to invest in the development of our brand and the marketing of our business. We believe that the brand image we have developed, and the lifestyle image associated with our brand, have contributed significantly to the success of our business to date. We also believe that maintaining and enhancing our brand is integral to the future of our business and to the implementation of our strategies for expanding our business. This will require us to continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for store operations, Source Book mailings, website operations and employee training. Our brand image may be diminished if new products, services or other businesses, including our food and beverage operations at the 3 Arts Club Café in the RH Gallery in Chicago, and Ma(i)sonry in Yountville, California, fail to maintain or enhance our distinctive brand image.

Additionally, our reputation could be jeopardized if we fail to maintain high standards for merchandise and service quality. With the growth in importance and the impact of social media over the last few years, any negative publicity from product defects or failures in service may be magnified and reach a large portion of our customer base in a very short period of time, which could harm the value of our brand and, consequently, our financial performance could suffer. We may also suffer reputational harm if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, if we fail to comply with local laws and regulations or if we experience other negative events that affect our image or reputation. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

Our failure to successfully manage the strategy and costs of our Source Book mailings or other promotional programs and costs could have a negative impact on our business.

Source Book mailings are an important component of our business. We continue to adjust and refine our Source Book mailing strategy and we expect to do so in the future. For example, in fiscal 2013, we continued expanding the page counts of our Source Books, and in the same year, we also reduced the frequency of Source Books circulated to one mailing per year. In fiscal 2014 and fiscal 2015, we reduced the number of Source Books circulated. We intend to continue adjusting our Source Book circulation strategy based on a variety of factors, including the success of the various changes that we adopt. We can provide no assurances as to the success of any Source Book strategy we pursue. Increased expenditures on our catalog strategy may result in the production of too many Source Books, which could negatively affect our operating margins. Reducing expenditures on our catalog strategy, however, could overly restrict catalog circulation and have a negative effect on our revenues. Additionally, due to the size of our Source Books we have in the past received negative publicity from environmental groups. If we fail to adequately adjust our catalog strategy to meet our goals, or if our catalog strategy is unsuccessful, our results of operations could be negatively impacted.

We also rely on customary discounts from the basic shipping rate structure that are available for our catalog mailings, which could be changed or discontinued at any time, and we are subject to fluctuations in the market price for paper, which has historically fluctuated significantly and may continue to fluctuate in the future. Future increases in shipping rates, paper costs or printing costs would have a negative impact on our results of operations to the extent that we are unable to offset such increases through increased sales or by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems, or by using alternative direct-mail formats.

We have historically experienced fluctuations in customer response to our Source Books. Customer response depends substantially on product assortment, product availability and creative presentation, the selection of customers to whom the catalogs are mailed, changes in mailing strategies, page size, page count, frequency and timing of delivery of catalogs, as well as the general retail sales environment and current domestic and global economic conditions. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has also been and can be affected by shipping service delays. Any delays in the timing of catalog delivery could cause customers to forgo or defer purchases. If the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net revenues, or if our catalog circulation optimization strategy is not successful, our results of operations could be negatively impacted.

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

We compete generally with these other retailers for customers, suitable retail locations, vendors, qualified employees and management personnel. As we have traditionally been a leader in the home furnishings sector, some of our competitors have also attempted to imitate our product offerings and business initiatives from time to time in the past. However, many of our competitors have significantly greater financial, marketing and other resources than we do and therefore may be able to devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. In addition, such competitors may also be able to adapt to changes in customer preferences more quickly than we can due to their greater financial or marketing resources. Further, increased catalog mailings by our competitors may adversely affect response rates to our own Source Book mailings. There can be no assurance that such competitors will not be more successful than us, based on imitation or otherwise, or that we will be able to continue to maintain a leadership position in style and innovation in the future.

Increased competition also has resulted, and may in the future result, in potential or actual litigation between us and our competitors related to a variety of activities, including hiring practices. If we are not successful in such litigation, our business could be harmed.

If we fail to successfully anticipate consumer preferences and demand our results of operations may be adversely affected.

We are vulnerable to customer preferences and demand. Our success depends in large part on our ability to originate and define home product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a range of consumers whose preferences cannot always be predicted with certainty. We cannot assure you that we will be able to continue to develop products that customers positively respond to or that we will successfully meet consumer demands in the future. Any failure on our part to anticipate, identify or respond effectively to consumer preferences and demand could adversely affect sales of our products, which could have a material adverse effect on our financial condition and results of operations.

If we fail to successfully and timely deliver merchandise to our customers and manage our supply chain commensurate with demand, our results of operations may be adversely affected.

We must successfully manage our supply chain and vendors in order to produce sufficient quantities of products that our customers wish to purchase in a timely manner. We must manage our supply chain and inventory levels, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, such that our “in stock” position in merchandise correlate well to consumer demand and expected delivery times. Because much of our merchandise requires that we provide vendors with significant ordering lead times, frequently before market factors are known, we may not be able to source sufficient inventory to meet demand if our products prove more popular than anticipated. From time to time, we have experienced periods in which some of our vendors were not able to meet customer demand levels for certain products resulting in significant back orders for goods, higher rates of cancellation on orders in process and, in some instances, the loss of customer sales when orders could not be completed in a timely manner. Further, the seasonal nature of some of our products requires us to carry a significant amount of inventory prior to certain selling seasons. If we are unable to accurately predict and track demand, we may be required to mark down the price of certain products in order to sell excess inventory or we may be required to sell such inventory through our outlet stores or warehouse sales. For these reasons, our results of operations in any given quarterly period may be adversely affected. We expect these factors to continue from time to time as we add new product assortments and new merchandise categories into our business.

We are subject to risks associated with our dependence on foreign manufacturing and imports for our merchandise.

Based on total volume dollar purchases, in fiscal 2015 we sourced approximately 89% of our merchandise from outside the United States, including 82% from Asia, the majority of which originated from China. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, particularly Asia. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones as well as the ability of our vendors to scale their operations commensurate with demand from our customers, which in some cases will require substantial ongoing investments to support additional capacity. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order-by-order basis. Additionally, many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity of some types of goods that we import into the United States.

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

In addition, there is a risk that compliance lapses by our vendors could occur, which could lead to investigations by U.S. government agencies responsible for international trade compliance. Any resulting penalty or enforcement action could delay future imports/exports or otherwise negatively impact our business. In addition, there can be no assurance that our vendors outside the United States will adhere to applicable legal requirements or our global compliance standards such as fair labor standards, prohibitions on child labor and other product safety or manufacturing safety standards. The violation of applicable legal requirements by any of our vendors or the failure to adhere to labor, manufacturing safety and other laws by any of our vendors, or the divergence of the labor practices followed by any of our vendors from those generally accepted in the United States, could disrupt our supply of products from our vendors or the shipment of products to us, result in potential liability to us and harm our reputation and brand and subject us to boycotts by our customers or activist groups, any of which could negatively affect our business and results of operations.

Our growth strategy and performance depend on our ability to purchase quality merchandise in sufficient quantities at competitive prices, including products that are produced by artisans and specialty vendors. Any disruptions we experience in our ability to obtain quality products in a timely fashion or in the quantities required could have a material adverse effect on our business.

We purchase substantially all of our merchandise from a number of third party vendors. Many such vendors are the sole sources for particular products, and we generally transact business with such vendors on an order-by-order basis without any long-term or other contractual assurances of continued supply, pricing or access to new products with our vendors. Therefore, we may be dependent on particular vendors that produce popular items, and any vendor could discontinue selling to us at any time. In the event that one or more of our vendors is unable or unwilling to meet the quantity or quality of our product requirements, we may not be able to develop relationships with new vendors in a manner that is sufficient to supply the shortfall. Even if we do identify such new vendors, we may experience product shortages and customer backorders as we transition our product requirements to incorporate alternative suppliers. Our relationship with any new vendor would be subject to the same or similar risks as those of our existing suppliers.

Furthermore, our growth strategy includes expanding our product assortment, and our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. However, many of our key products are produced by artisans, specialty vendors and other vendors that are small, undercapitalized or that may have limited production capacity, and we have from time to time in prior periods experienced supply constraints that have affected our ability to supply high demand items or new products due to such capacity and other limits in our vendor base.

A number of our vendors, particularly our artisan vendors, may have limited financial or other resources and operating histories and may receive various forms of credit from us, including with respect to payment terms or other arrangements. In some cases, we have advanced payments to vendors in order to assist a vendor in funding additional merchandise production to meet our orders. We may advance a portion of the payments to be made to some vendors under our purchase orders prior to the delivery of the ordered products. These advance payments are normally unsecured. Vendors may become insolvent and their failure to repay our advances, and any failure to deliver products to us, could have a material adverse impact on our results of operations. There can be no assurance that the capacity of any particular vendor will continue to be able to meet our supply requirements in the future, as our vendors may be susceptible to production difficulties or other factors that negatively affect the quantity or quality of their production during future periods. A disruption in the ability of our significant vendors to access liquidity could also cause serious disruptions or an overall deterioration of their businesses, which could lead to a significant reduction in their ability to manufacture or ship products to us. Any difficulties that we experience in our ability to obtain products in sufficient quality and quantity from our vendors could have a material adverse effect on our business.

Our vendors may sell similar or identical products to our competitors or on their own, which could harm our business.

Because the arrangements with our vendors are generally not exclusive, many of our vendors might be able to sell similar or identical products to our competitors. Our competitors may enter into arrangements with suppliers that could impair our ability to sell those suppliers’ products, including by requiring suppliers to enter into exclusive arrangements, which could limit our ability to enter into arrangements with such suppliers or otherwise access their products. Such competitors may also purchase products in significantly greater volume that we do, which may enable them to sell the products at reduced cost or flood the market with similar products.

Our vendors could also initiate or expand sales of their products through vendor-owned stores or through the Internet to the retail market and therefore directly compete with us or sell their products through outlet centers or discount stores, increasing the competitive pricing pressure we face.

Any of the above factors could negatively affect our business and results of operations.

Defective merchandise purchased from our vendors could damage our reputation and brand image and harm our business, and we may not have adequate remedies against our vendors for defective merchandise.

We are engaged in a number of initiatives to enhance the quality of our customers’ experience, which we expect will require significant expenditures in the near term and which are expected to include increasingly significant operational and other changes in the near term, such as increased attention to the quality of the products that we sell. From time to time we have recalled products from the market due to quality issues. Despite our ongoing efforts to improve customers’ satisfaction with their experience at RH, we may fail to maintain the necessary level of quality for some of our products in order to satisfy our customers. For example, our vendors may not be able to continuously adhere to our quality control standards, and we might not identify a quality deficiency before merchandise ships to our stores or customers. Our failure to supply high quality merchandise in a timely and effective manner to our customers could damage our reputation and brand image, and could lead to an increase in product returns or exchanges or customer litigation against us and a corresponding increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards or applicable government requirements could trigger high rates of customer complaints or returns or could become subject to a product recall, which could in turn damage our reputation and brand image and harm our business.

Even if we detect that merchandise is defective before such merchandise is shipped to our customers, we may not be able to return such products to the vendor, obtain a refund of our purchase price from the vendor or obtain other indemnification from the vendor. The limited capacities of certain of our vendors may constrain the ability of such vendors to replace any defective merchandise in a timely manner. Similarly, the limited capitalization and liquidity of certain of our vendors may result in such vendors being unable to refund our purchase price or pay applicable penalties or damages associated with any such defects.

Our results may be adversely affected by fluctuations in raw materials, energy costs and currency exchange rates.

Increases in the prices of the components and raw materials used in our products could negatively affect the sales of our merchandise and our product margins. Alternatively, the strength of the U.S. dollar may negatively impact the ability of some of our customers to purchase our goods. We believe some portion of our business depends on non US consumers including sales in our stores in Canada as well as sales in some of our U.S. based stores which have a high degree of visitors from other countries who purchase goods from us while visiting the United States.

Changes in prices for raw materials and fluctuations in exchange rates are dependent on a number of factors beyond our control, including macroeconomic factors which may affect commodity prices (including prices for oil, lumber and cotton); changes in supply and demand; general economic conditions; labor costs; competition; import duties, tariffs, anti-dumping duties and other similar costs; currency exchange rates and government regulation. In addition, energy costs have fluctuated dramatically in the past. Depending on the nature of changes in these different factors that affect our business, we may experience an adverse impact on our business for different reasons including increased costs of operation or lower demand for our products. We may experience slower demand from customers in markets that depend upon energy prices for a portion of their economic activity.

Changes in the value of the U.S. dollar relative to foreign currencies, including the Chinese Yuan, may increase our vendors’ cost of business and ultimately our cost of goods sold and our selling, general and administrative costs. If we are unable to pass such cost increases on to our customers or the higher cost of the products results in decreased demand for our products, our results of operations would be harmed.

We are subject to risks associated with occupying substantial amounts of space, including future increases in occupancy costs. We own certain properties, and we may choose in the future to acquire further properties, including store locations, which subject us to additional risks.

We lease all but two of our retail store locations and we also lease our outlet stores, our corporate headquarters and our thirteen distribution and home delivery facilities. The initial lease term of our retail stores generally ranges from ten to fifteen years, and certain leases contain renewal options for up to twenty-five years. The initial lease term for one of our next generation Design Galleries is forty-one years, and contains renewal options for up to fourteen years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent amounts, plus a percentage rent based upon sales after certain minimum thresholds are achieved, as well as common area maintenance charges, real property insurance and real estate taxes. We purchased the building and land for our store in San Francisco and one of our Toronto store locations, and we own two properties in Yountville, California, which comprise the location of our wine tasting room and which are expected to become the location of a Design Gallery in the future. We previously entered into a real estate joint venture transaction related to the development of our Patterson distribution center. As we develop new stores, new store formats and other new strategic initiatives in the future, we may explore other models for our real estate, which could include further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might include complicated real estate transactions and require additional capital investment and could present different risks related to the ownership and developments of real estate compared to those risks associated with a traditional store lease with a landlord, including greater financial exposure if our plans for the relevant real estate are not as successful as we originally anticipate or if the value of the real estate we acquire subsequently decreases.

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

We are focused on sizing our assortments and our stores to the potential of the market by adjusting the square footage and number of stores on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected stores in these or adjacent markets. When we address the introduction of new stores in a particular market or changes to, or closure of, existing stores, we must make a series of decisions regarding the size and location of new stores (or the existing stores slated to undergo changes or closure) and the impact on our other existing stores in the area or being without presence or “out of the market”.

Our ability to maximize the productivity of our retail store base, depends on many factors, including, among others, our ability to:

•	identify suitable locations, the availability of which is largely outside of our control;
•	size the store locations to the market opportunity;
•	retain customers in a certain geographic market when we close stores in such market or an adjacent market;
•	negotiate acceptable new lease terms or lease renewals, modifications or terminations;
•	efficiently build and equip new stores or remodel existing locations;
•	source sufficient levels of inventory to meet the needs of changes in our store footprint in a timely manner;
•	successfully integrate changes in our store base into our existing operations and information technology systems;
•	obtain or maintain adequate capital resources on acceptable terms;
•	avoid construction or local permit delays, construction accidents and injuries and cost overruns in connection with the opening of new stores or the expansion or remodeling of existing stores;
•	maintain adequate distribution facilities, information systems and other operational systems to serve our new stores and remodeled stores; and
•	address competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

We have experienced delays in opening some new stores within the time frames we initially targeted, and may experience such delays again in the future. Any of the above challenges or other similar challenges could delay or prevent us from completing store openings or the additional remodeling of existing stores or hinder the operations of stores we open or remodel. If any of these challenges delays the opening of a store, our results of operations will be negatively affected as we will incur leasing and other costs during the delay without associated store revenue at such location. New or remodeled stores may also not be profitable or achieve our target return on investment. Unfavorable economic and business conditions and other events could also interfere with our plans to expand or modify store footprints. Our failure to effectively address challenges such as those listed above could adversely affect our ability to successfully open new stores or change our store footprint in a timely and cost-effective manner and could have a material adverse effect on our business, results of operations and financial condition.

Reductions in the volume of mall and other in-store traffic or the closing of shopping malls as a result of changing demographic patterns could significantly reduce our sales and leave us with unsold inventory.

A significant portion of our stores is currently located in shopping malls. Additionally, we believe that the in-store shopping experience is essential to appreciating our product offerings, which was the impetus for our next generation Design Gallery format. Sales at stores located in malls are derived, in part, from the volume of traffic in those malls. These stores benefit from the ability of the malls to generate consumer traffic in the vicinity of our stores and the continuing popularity of the malls as shopping destinations and positive experiences.

However, in recent years there has been a shift in consumer preferences to purchasing certain products online rather than in stores. This shift, particularly when coupled with past unfavorable economic conditions in certain regions, has adversely affected mall traffic in some regions and has threatened the viability of certain commercial real estate firms that operate major shopping malls. A continuation of such trend, could adversely impact the sales generated by our stores currently located in shopping malls.

If we are unable to successfully operate our distribution centers, furniture home delivery hubs and customer service centers, as well as fulfill orders and deliver our merchandise to our customers in a timely manner, our business and results of operations will be harmed.

Our business depends upon the successful operation of our distribution centers, furniture home delivery hubs and customer service centers, as well as upon our order management and fulfillment services and the re-stocking of inventories within our stores. The efficient flow of our merchandise requires that our facilities have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from any growth of our business.

Due to our historical rate of growth and customer demand, we have found that our distribution centers often run at capacity, and from time to time we have opened additional distribution and home delivery facilities in an effort to improve our ability to serve our customers. We have encountered operational difficulties with respect to new facilities, such as disruptions in transitioning fulfillment orders to the new distribution facilities and problems associated with operating new facilities or reducing the size and changing functions of existing facilities. These difficulties can result in a negative experience for our customers. We also have encountered various operating difficulties with respect to fulfilling orders and delivering merchandise to our customers in a timely or efficient manner that is fully satisfactory to our customers. We are currently engaged in efforts to improve the quality of our customer experience, which includes making changes to the way in which we operate our distributions centers, furniture home delivery hubs and customer service centers. Some of these efforts may require us to make significant expenditures in periods in the near term, which may also have a negative effect on our results of operations if there is no associated increase in revenues or decrease in returns or if any such effect is less than anticipated. There can be no assurance however that any of these efforts will be successful or that we will not encounter additional difficulties in achieving higher levels of customer satisfaction.

We currently rely upon independent third-party transportation providers for the majority of our product shipments, which subjects us to certain risks.

We currently rely upon independent third-party transportation providers for product shipments from our vendors to our stores and to our customers outside of certain areas. Our utilization of third-party delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, as well as strikes, work stoppages and inclement weather, which may impact shipping companies’ abilities to provide delivery services that adequately meet our shipping needs. For example, strikes or even threat of strikes involving longshoreman and clerical workers at ports in the past few years have completely shut down such ports for periods of time, impacting retail and other industries. If we change shipping companies, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the third-party transportation providers we currently use, which in turn would increase our costs.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If we are unable to borrow sufficient capital when needed, it could have a significant negative effect on our ability to grow our business.

We have historically relied on the availability of some amount of debt financing. Although currently there are no amounts outstanding under Restoration Hardware, Inc.’s revolving line of credit, we completed debt financings in 2014 and 2015 through the issuance of two series of convertible senior notes for an aggregate principal amount of $650 million. As a result of the availability under our revolving line of credit and the proceeds we received from our convertible senior note financings, we currently have sufficient capital for the operation of our business in the near term.

On the other hand, we may expend some significant portion of our capital on investments in our business or the acquisition of other businesses or on other growth initiatives. In addition, our capital needs may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased and will continue to increase in fiscal 2016 with potential increases in successive future periods as we open additional next generation Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings.

During fiscal 2015, we spent $133.5 million for capital expenditures, including the acquisition of buildings and land. Additionally, we made payments of $20.0 million in fiscal 2015 to escrow accounts for future construction of next generation Design Galleries. We anticipate our gross capital expenditures to be approximately $175 million to $200 million for fiscal 2016. We plan to continue our growth and expansion, including opening next generation Design Galleries in select major metropolitan markets, pursuing category extensions of our brand, and exploring new business areas. We own the building and land for our Gallery in San Francisco and for one of our Toronto Galleries, as well as the location of our wine tasting room in Yountville, California, which is expected to be the location of a Design Gallery in the future, but to date we have principally relied upon leases with landlords for our other locations. As we develop new Galleries, as well as potentially other strategic initiatives, in the future, we may explore other models for our real estate, which could include further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment than a traditional store lease with a landlord.

In certain circumstances, we may be required to repay the two series of convertible senior notes that we issued in 2014 and 2015 with cash payments. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Senior Notes. Additionally, at the time the notes become due, the trading price of our common stock may be such that we may find it necessary to settle the notes in cash.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the amount of cash due if holders surrender their notes for conversion. In addition, agreements governing any debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the notes or to pay cash upon the conversion of the notes may be limited by law or regulatory authority. In addition, if we fail to purchase the notes, to pay special interest, if any, due on the notes, or to pay the amount of cash due upon conversion, we will be in default under the respective indentures governing the notes, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the notes or to pay the amount of cash due upon conversion.

The need to repay such convertible senior notes could cause us to incur additional borrowings or the sale of additional notes to investors. We may also experience cash flow shortfalls in the future, and we may otherwise require additional external funding, or we may need to raise funds to take advantage of unanticipated opportunities, to make acquisitions of other businesses or companies or to respond to changing business conditions or unanticipated competitive pressures. Any weakening of, or other adverse developments in, the U.S. or global credit markets could affect our ability to manage our debt obligations and our ability to access future debt. We cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

The success of our business depends upon the continued service of our key personnel, including our Chairman and Chief Executive Officer, Gary Friedman, as well as other members of our senior management responsible for merchandise assortment and other business operations. The loss of the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals. Our key officers and directors periodically travel together while on company business. We do not have a policy that prohibits key officers and directors from flying together, whether flying commercially or in our corporate aircraft. In addition, we do not maintain key man life insurance policies on any of our key personnel. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of our key personnel.

Competition for qualified employees and personnel in the retail industry is intense, particularly in the San Francisco Bay Area where our headquarters are located, and we may be unable to retain personnel that are important to our business or hire additional qualified personnel. The process of identifying personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, and store managers, and upon the continued contributions of these people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel.

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

Material damage to, or interruptions in, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations, and we may be exposed to risks and costs associated with protecting the integrity and security of our customers’ information.

We depend largely upon our information technology systems in the conduct of all aspects of our operations, many of which we have only adopted and implemented within the past several years or are in the midst of implementing in connection with rebuilding our supply chain and infrastructure. Additionally, in light of the various initiatives in which we are engaged in order to improve customer satisfaction, we are evaluating further new systems to enhance customer service. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. Damage or interruption to our information systems may require a significant investment to fix or replace the affected system, and we may suffer interruptions in our operations in the interim. Management information system failures or telecommunications system problems may disrupt operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems may have a material adverse effect on our business or results of operations.

Additionally, a significant number of customer purchases across all of our channels are made using credit cards, and a significant number of our customer orders are placed through our websites. We process, store, and transmit large amounts of data, including personal information, for our customers. Also, we depend in part throughout our operations on the secure transmission of confidential information over public networks. In addition, security breaches can also occur as a result of non-technical issues, including vandalism, catastrophic events, and human error. Our information systems, however, are subject to the above delineated risks. Our operations may further be impacted by security breaches that occur at third party vendors.

In order for our business to function successfully, we and other market participants must be able to handle and transmit confidential and personal information securely. That data may include data about our customers, including credit card information. From time to time, we may implement strategic initiatives related to elevating our customer service experience such as customer membership programs where we collect and maintain increasing amounts of customer data. We also handle and transmit sensitive information about our vendors and workforce, including social security numbers and bank account information.

We cannot provide assurance that our measures, however reasonable, to secure credit card information and other personal data to meet current and evolving industry security standards, including Payment Card Industry (PCI) Standards, the standards that protect credit card data. There can be no assurance that we will be able to operate our facilities and our customer service and sales operations in accordance with or in continued compliance with Payment Card Industry, or PCI, Data Security Standards or other industry recommended practices. We expect to incur expenses to maintain compliance with applicable industry standards and practices. Given the challenges of keeping networks and systems secure and the evolving nature of the standards, we cannot provide absolute assurance of our ability to maintain and achieve compliance with future security standards or that meeting those standards will in fact prevent a data breach.

Further, there is increased litigation over personally identifiable information and other data breaches and we may be subject to one or more claims or lawsuits related to the intentional or unintentional release of confidential or personal information, including personally identifiable information about our customers, vendors or workforce.

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

In addition, we collect and store personal information from consumers in the course of doing business. States and the federal government have enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. These laws have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amount in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, results of operations and financial condition could be adversely affected. We may also incur legal costs if we are required to defend our methods of collection, processing and storage of personal data. Investigations, lawsuits, or adverse publicity relating to our methods of handling personal data could result in increased costs and negative market reaction.

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

We currently maintain insurance to protect against cybersecurity risks and incidents. However, there can be no assurance that such insurance coverage will be available in the future on commercially reasonable terms or at commercially reasonable rates. In addition, insurance coverage may be insufficient or may not cover certain cybersecurity losses and liability.

We face product liability risks and certain of our products may be subject to recalls or other actions by regulatory authorities, and any such recalls or similar actions could have a material adverse effect on our business.

We face product liability, product safety and product compliance risks relating to the design, manufacturing, raw material sourcing, testing, contents, importation, sale, use and performance of some of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Some of our products must comply with certain federal and state laws and regulations. For example, some of our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act and the Consumer Product Safety Improvement Act, or the “CPSIA”, which empower the Consumer Product Safety Commission, or the “CPSC”, to establish product bans, substance bans, substance limits, performance requirements, test methods and other compliance verification processes. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty. The CPSC is particularly active in regulation and enforcement activities related to the kinds of children’s products sold in our RH Baby & Child division. Certain of the products we sell are subject to the Lacey Act, prohibiting the importation and sale of products containing illegally harvested wood, among other things. Likewise, many of our products are subject to the regulations of the California Air Resources Board, or the “CARB”, regarding formaldehyde emissions from composite wood products (e.g., plywood and medium density fiberboard).

If we experience negative publicity, regardless of any factual basis, customer complaints or litigation alleging illness or injury, related to our products, or if there are allegations of failure to comply with applicable regulations, our brand reputation would be harmed.

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nevertheless, our products have, from time to time, been subject to recall for product safety and compliance reasons, and concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims.

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

There are claims made against us and/or our management from time to time that can result in litigation or regulatory proceedings, which could distract management from our business activities and result in significant liability.

From time to time, we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation. Such legal proceedings may include claims related to our employment practices, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate.

Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against our management or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

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

We currently rely on a combination of copyright, trademark, patent, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We believe that our trademarks and other proprietary rights have significant value and are important to identifying and differentiating certain of our products and brand from those of our competitors and creating and sustaining demand for certain of our products. We have from time to time encountered other retailers selling products substantially similar to our products or misrepresenting that the products such retailers were selling were our products. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of our rights by others, including imitation of our products and misappropriation of our brand. The costs of defending and enforcing our intellectual property assets may incur significant time and legal expense, and we may not be entirely successful in protecting our assets and enforcing our rights. If we are unable to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position could suffer.

Compliance with laws, including laws relating to our business activities outside of the United States, may be costly, and changes in laws could make conducting our business more expensive or otherwise change the way we do business.

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

In fiscal 2015 we sourced 89% of our products from outside the United States, and we are increasing the level of our international sourcing activities in an effort to obtain more of our products directly from vendors located outside the United States. Additionally, we have expanded our business-to-business sales. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, or limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. The United States Foreign Corrupt Practices Act, and other similar laws and regulations, generally prohibit companies and their intermediaries from making improper payments to foreign governmental officials for the purpose of obtaining or retaining business. While our policies mandate compliance with applicable laws and regulations, including anti-bribery laws and other anti-corruption laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

Labor organizing and other activities could negatively impact us.

Currently, none of our employees are represented by a union. However, our employees have the right at any time to form or affiliate with a union, and union organizational activities have occurred previously at our Baltimore distribution center. We cannot predict the negative effects that any future organizing activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

In addition, several of our retail stores are currently under construction. If the contractors we hire to perform the construction work do not employ union labor, our locations may be subject to picketing and other labor actions that could discourage our customers from entering our stores, which could adversely affect our business at those locations and our results of operations, including our same-store sales metrics.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets, including net operating loss carryforwards, may result in volatility of our results of operations.

We are subject to income taxes in the United States and certain foreign jurisdictions. We record income tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Under United States federal and state income tax laws, if over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited. Changes in ownership can occur due to transactions in our stock or the issuance of additional shares of our common stock or, in certain circumstances, securities convertible into our common stock. Certain transactions we have completed, including our going private transaction in June 2008, and the sale of shares in our initial public offering may impact the timing of the utilization of our net operating loss carryforwards. Furthermore, it is possible that transactions in our stock that may not be within our control may cause us to exceed the 50% cumulative change threshold and may impose a limitation on the utilization of our net operating loss carryforwards in the future. Any such limitation on the timing of utilizing our net operating loss carryforwards would increase the use of cash to settle our tax obligations. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

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

Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of long-lived assets, principally property and equipment. Changes to estimates or projections used to assess the fair value of these assets, or results of operations that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could adversely affect our results of operations.

Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long-lived assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges were significant, our results of operations would be adversely affected. In that regard, we recorded $1.4 million of impairment charges on long-lived assets of certain underperforming stores in fiscal 2013, and we recorded charges amounting to $3.2 million related to retail store closures in fiscal 2011. No such related charges were recorded in fiscal 2015, fiscal 2014 or fiscal 2012.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Management has concluded that our internal control over financial reporting was effective as of January 30, 2016. However, if we identify in the future one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Therefore, even if our management concludes in the future that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if they interpret the relevant requirements differently from us. Material weaknesses and significant deficiencies may be identified during the audit process or at other times.

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

Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural disasters or other similar events, including floods, hurricanes, earthquakes, widespread illness or fires. In particular, our corporate headquarters is located in Northern California, certain of our distribution centers are located in California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of disasters, including fires and earthquakes that could disrupt our operations and affect our results of operations. Many of our vendors are also located in areas that may be affected by such events. Moreover, geopolitical or public safety conditions which affect consumer behavior and spending may impact our business. Terrorist attacks in the United States or threats of terrorist attacks in the United States in the future, as well as future events occurring in response to or in connection with them, could again result in reduced levels of consumer spending. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

If we encounter difficulties associated with any of our facilities or if any of our facilities were to shut down for any reason, including as a result of a natural disaster, we could face shortages of inventory resulting in backorders, significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers and the inability to process orders in a timely manner or ship goods to our customers. Further, any significant interruption in the operation of our customer service centers could also reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand and have a material adverse effect on our business, financial condition and results of operations.

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

The market price for our common stock may be volatile. As a retailer, our results are significantly affected by factors outside our control, particularly consumer spending and consumer confidence, which can significantly affect our stock price. In addition, the market price of our common stock may fluctuate significantly in response to a number of other factors, including those described elsewhere in this “Risk Factors” section, as well as the following:

•	quarterly variations in our results of operations compared to market expectations;
•	changes in preferences of our customers;
•	announcements of new products or significant price reductions by us or our competitors;
•	size of our public float;
•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes;
•	default on our indebtedness;
•	actions by competitors or other shopping center tenants;
•	changes in senior management or key personnel;
•	changes in financial estimates by securities analysts or failure to meet their expectations;
•	actual or anticipated negative earnings or other announcements by us or other retail companies;
•	downgrades in our credit ratings or the credit ratings of our competitors;
•	natural disasters or other similar events;
•	issuances or expected issuances of capital stock; and
•	global economic, legal and regulatory changes unrelated to our performance.

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

In June 2015, we issued $250 million of 0.00% convertible senior notes due 2020 and, on July 2, 2015, we issued an additional $50 million pursuant to the exercise of the over-allotment option granted to the initial purchasers as part of the June 2015 offering (collectively, the “2020 Notes”). In June 2014, we issued $300 million of 0.00% convertible senior notes due 2019 and, on June 24, 2014, we issued an additional $50 million pursuant to the exercise of the over-allotment option granted to the initial purchasers as part of the June 2014 offering (the “2019 Notes” and, together with the 2020 Notes, the “Notes”). In connection with each offering of the Notes, we entered into convertible note hedge transactions with certain counterparties (the “Bond Hedge”) and warrant transactions (the “Warrants” and together with the Notes and the Bond Hedge, the “Convertible Notes Financings”) with the same counterparties (the “hedge counterparties”).

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

Taken together, the Bond Hedge and Warrants are intended, but not guaranteed, to offset any actual earnings dilution that could occur upon delivery of shares of common stock to satisfy to our conversion obligation under the Notes. For the 2020 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $189.00 per share, the strike price of the 2020 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2020 Notes. For the 2019 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $171.98 per share, the strike price of the 2019 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2019 Notes. However, these transactions are complex, and there can be no assurance that they will operate as planned.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We leased approximately 1,400,000 leased gross square feet for 51 legacy Galleries, 6 larger format Design Galleries, 4 next generation Design Galleries, 1 RH Modern Gallery, 5 RH Baby & Child Galleries and 17 outlet stores that were open as of January 30, 2016. The initial lease term of our retail galleries generally ranges from 10 to 15 years, and certain leases contain renewal options for up to an additional 25 years.

Most leases for our retail galleries provide for a minimum rent, typically including escalating rent increases. In addition, certain leases have a percentage rent based upon sales after minimum thresholds are achieved. Leases generally require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses, and common area maintenance.

Leased Properties

The following table summarizes the location and size of our leased distribution centers and corporate facilities occupied as of January 30, 2016:

Location	Purpose	Lease Expiration	Occupied Square Footage (Approximate)
Supply Chain
Patterson, California	Distribution center	August 2030	1,501,000
West Jefferson, Ohio	Distribution center / Customer service center	April 2028	1,224,000
North East, Maryland	Distribution center	February 2028	1,195,000
Mira Loma, California	Distribution center / Home delivery / Customer service center	June 2020	886,000
Grand Prairie, Texas	Distribution center / Home delivery	August 2028	859,000
Baltimore, Maryland	Distribution center / Home delivery	June 2016	508,000
Tracy, California	Home delivery / Customer service center	September 2016	284,000
Dedham, Massachusetts	Home delivery	June 2020	119,000
Avenel, New Jersey	Home delivery	November 2016	114,000
Atlanta, Georgia	Home delivery	January 2020	101,000
Pompano Beach, Florida	Home delivery	October 2020	101,000
Houston, Texas	Home delivery	August 2018	71,000
Carmel, New York	Home delivery	January 2017	40,000
Corporate Facilities
Corte Madera, California (1)	Corporate headquarters	May 2028	265,000
Richmond, California	Warehouse	September 2022	259,000
San Rafael, California	Warehouse	July 2016	10,000
Pleasanton, California	Corporate office	June 2020	8,000

(1)	Includes approximately 23,000 square feet of warehouse space.

Owned Properties

We currently own two galleries, the approximately 9,000 square foot property which is the location of our Gallery in San Francisco’s Design District and the approximately 19,000 square foot property which is the location of our Gallery in Toronto, Canada.

Additionally, we own property in Yountville, California, which is the location of our wine tasting room and is expected to be the location of a Design Gallery in the future.

We believe that our current offices and facilities are in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation. Such legal proceedings may include claims related to our employment practices, wage and hour claims, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

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

	Highest	Lowest
Fiscal 2014
First Quarter	$75.16	$54.85
Second Quarter	$93.05	$61.30
Third Quarter	$88.46	$72.63
Fourth Quarter	$99.07	$77.60
Fiscal 2015
First Quarter	$99.19	$84.85
Second Quarter	$105.63	$86.93
Third Quarter	$103.69	$91.06
Fourth Quarter	$105.64	$60.22

The number of stockholders of record of our common stock as of January 30, 2016 was 51. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph and table compare the cumulative total stockholder return for our common stock during the period from November 2, 2012 (the date our common stock commenced trading on the NYSE) through January 30, 2016 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on November 2, 2012 in the common stock of Restoration Hardware Holdings, Inc., the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	11/2/2012	2/1/2013	8/2/2013	1/31/2014	8/1/2014	1/30/2015	7/31/2015	1/29/2016
Restoration Hardware Holdings, Inc.	100.00	116.50	221.41	182.44	264.12	281.45	326.24	198.14
NYSE Composite Index	100.00	108.87	117.67	121.04	129.84	127.96	132.15	116.97
S&P Retailing Select Index	100.00	107.88	133.46	128.22	134.63	149.53	158.69	132.53

Repurchases of Common Stock during the Three Months Ended January 30, 2016

During the three months ended January 30, 2016, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
November 1, 2015 to November 28, 2015
No activity	—	$—
November 29, 2015 to January 2, 2016
Shares withheld from delivery (1)	9,069	80.69
January 3, 2016 to January 30, 2016
No activity	—	—
Total	9,069	$80.69

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

The selected consolidated financial data as of January 30, 2016 and January 31, 2015 and for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014, were derived from consolidated financial statements included in Item 8—Financial Statements and Supplementary Data. The selected consolidated financial data as of February 1, 2014 and as of and for the periods ended February 2, 2013 and January 28, 2012 were derived from consolidated financial statements for such years not included herein.

The selected historical consolidated data presented below should be read in conjunction with Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes to our consolidated financial statements.

	Year Ended
	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
	(dollars in thousands, excluding per square foot store data)
Statements of Operations:
Net revenues	$2,109,006	$1,867,422	$1,550,961	$1,193,046	$958,084
Cost of goods sold	1,356,314	1,176,648	994,081	756,597	601,735
Gross profit	752,692	690,774	556,880	436,449	356,349
Selling, general and administrative expenses	567,131	525,048	502,029	505,485	329,506
Income (loss) from operations	185,561	165,726	54,851	(69,036)	26,843
Interest expense—net	35,677	17,551	5,733	5,776	5,134
Income (loss) before income taxes	149,884	148,175	49,118	(74,812)	21,709
Income tax expense (benefit) (1)	58,781	57,173	30,923	(62,023)	1,121
Net income (loss)	$91,103	$91,002	$18,195	$(12,789)	$20,588
Weighted-average shares used in computing basic net income (loss) per share	40,190,448	39,457,491	38,671,564	9,428,828	468
Basic net income (loss) per share	$2.27	$2.31	$0.47	$(1.36)	$43,991
Weighted-average shares used in computing diluted net income (loss) per share	42,256,559	41,378,210	40,416,630	9,428,828	468
Diluted net income (loss) per share	$2.16	$2.20	$0.45	$(1.36)	$43,991
Other Financial and Operating Data:
Direct as a percentage of net revenues (2)	49%	50%	47%	46%	44%
Growth in net revenues:
Stores (3)	16%	14%	27%	20%	22%
Direct	10%	28%	33%	30%	27%
Total	13%	20%	30%	25%	24%
Comparable brand revenue growth (4)	11%	20%	31%	28%	26%
Retail (5):
Retail stores open at end of period	69	67	70	71	74
Total leased square footage at end of period (in thousands) (6)	1,011	861	798	768	808
Total leased selling square footage at beginning of period (in thousands) (7)	607	554	501	516	613
Total leased selling square footage at end of period (in thousands) (7)	725	607	554	501	516
Weighted-average leased square footage (in thousands) (8)	904	821	793	786	928
Weighted-average leased selling square footage (in thousands) (8)	641	572	526	508	589
Retail sales per leased selling square foot (9)	$1,463	$1,413	$1,386	$1,161	$832
Capital expenditures (10)	$133,460	$110,359	$93,868	$49,058	$25,593
Adjusted net income (11)	$114,772	$97,636	$69,101	$37,739	$26,451

	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$349,897	$148,934	$13,389	$8,354	$8,512
Short-term and long-term investments (12)	152,855	80,506	—	—	—
Working capital (excluding cash and cash equivalents) (13)	511,407	391,365	263,530	230,899	156,506
Total assets	2,088,472	1,525,999	1,025,103	789,613	586,810
Convertible senior notes due 2019—net (14)	300,711	287,487	—	—	—
Convertible senior notes due 2020—net (14)	224,887	—	—	—	—
Revolving line of credit	—	—	85,425	82,501	107,502
Term loan	—	—	—	—	14,798
Financing obligations under build-to-suit lease transactions	146,621	124,770	33,165	—	—
Notes payable for share repurchases	19,523	19,285	2,710	—	—
Total debt (including current portion) (15)	552,702	314,514	90,331	87,029	131,040
Total stockholders’ equity	886,160	702,916	545,272	451,611	250,463

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
(4)

Comparable brand revenue growth includes retail comparable store sales, including RH Baby & Child and RH Modern Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Because fiscal 2012 was a 53-week year, comparable brand revenue growth percentage for fiscal 2012 excludes the extra week of revenue.

(5)	Retail data has been calculated based upon retail stores, which includes our RH Baby & Child and RH Modern Galleries and excludes outlet stores.
(6)

Total leased square footage for fiscal 2011 through fiscal 2014 includes approximately 5,000 square feet related to one owned store location. Total leased square footage for fiscal 2015 includes approximately 24,000 square feet related to two owned store locations.

(7)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for fiscal 2011 through fiscal 2014 includes approximately 5,000 square feet related to one owned store location. Leased selling square footage for fiscal 2015 includes approximately 13,000 square feet related to two owned store locations.

(8)	Weighted-average leased selling and total square footage is calculated based on the number of days a gallery location was opened during the period divided by the total number of days in the period.
(9)

Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the weighted-average leased selling square footage for the period.

(10)

Capital expenditures include the acquisition of buildings and land. Additionally, during fiscal 2015 and fiscal 2014 we made payments of $20.0 million and $9.3 million, respectively, to escrow accounts for future construction of next generation Design Galleries.

(11)

Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Year Ended
	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
	(in thousands)
Net income (loss)	$91,103	$91,002	$18,195	$(12,789)	$20,588
Adjustments pre-tax:
Legal claim (a)	19,046	7,700	—	—	—
Amortization of debt discount (b)	19,803	6,852	—	—	—
Management and pre-IPO board fees (c)	—	—	—	4,258	10,715
Non-cash and other one-time compensation (d)	—	—	63,155	115,055	6,350
Terminated operations (e)	—	—	—	—	1,580
Severance and other transaction costs (f)	—	—	—	—	621
Lease termination costs (g)	—	—	—	(386)	3,110
Special committee investigation and remediation (h)	—	—	—	4,778	—
Initial public offering costs (i)	—	—	—	10,755	—
Anti-dumping exposure (j)	—	—	—	3,250	—
Follow-on offering fees (k)	—	—	2,895	—	—
Subtotal adjusted items	38,849	14,552	66,050	137,710	22,376
Impact of income tax items (l)	(15,180)	(7,918)	(15,144)	(87,182)	(16,513)
Adjusted net income	$114,772	$97,636	$69,101	$37,739	$26,451

(a)

Represents charges incurred or the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 18—Commitments and Contingencies in our consolidated financial statements.

(b)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their respective terms. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $2.3 million and $1.1 million during fiscal 2015 and fiscal 2014, respectively.

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

(i)

Represents costs incurred in connection with our initial public offering, including a fee of $7.0 million to Catterton Management Company, LLC, Tower Three Partners LLC and GJK Capital Advisors, LLC in accordance with our management services agreement, payments of $2.2 million to certain former executives and bonus payments to employees of $1.3 million.

(j)

Represents expense incurred as a result of increased tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review of the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.

(k)	Represents legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.
(l)

As of the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, coupled with our business plan for profitability in future periods provided assurance that our future tax benefits more likely than not would be realized. Accordingly, in fiscal 2012, we released all of our U.S. valuation allowance against net deferred tax assets. In addition, income tax items exclude the tax benefit related to the resolution of our Canada Revenue Agency examination in fiscal 2012, exclude the tax benefit from the utilization of federal and state net operating losses, and assume a normalized tax rate of 40% for fiscal 2011 through fiscal 2014. The adjustment for fiscal 2015 represents the tax effect of the adjusted items based on our effective tax rate of 39.2%.

(12)

As of fiscal 2015 and fiscal 2014, $130.8 million and $62.2 million, respectively, of our investments are due within one year. As of fiscal 2015 and fiscal 2014, $22.1 million and $18.3 million, respectively, of our investments are due within two years.

(13)

Working capital is defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt. Fiscal 2014, fiscal 2013 and fiscal 2012 have been updated to reflect our working capital subsequent to the adoption of ASU 2015-17, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. We have elected to early adopt the guidance on a retrospective basis effective with the consolidated balance sheet as of fiscal 2015. This is a change from our historical presentation whereby certain deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. To conform to the current period presentation, we reclassified $27.9 million, $21.4 million and $37.0 million current deferred tax assets which were previously included in current assets as of fiscal 2014, fiscal 2013 and fiscal 2012, respectively, to non-current assets on the consolidated balance sheets. To conform to the current period presentation, we reclassified $0.1 million current deferred tax liabilities which were previously included in current liabilities as of both fiscal 2014 and fiscal 2013 to non-current liabilities on the consolidated balance sheets. We did not have any current deferred tax liabilities as of fiscal 2012. As we did not have any current deferred tax assets or liabilities as of fiscal 2011, the adoption of ASU 2015-17 did not have an impact on our working capital for this fiscal year.

(14)

Represents our obligations, net of debt discount, related to the 2019 Notes and 2020 Notes. The aggregate principal amounts due under the 2019 Notes and 2020 Notes are $350 million and $300 million, respectively.

(15)

Total debt (including current portion) includes the 2019 Notes and 2020 Notes, net of debt discount, revolving line of credit, term loan, notes payable for share repurchases and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware, and child and teen furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. We position our galleries as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. As of January 30, 2016, we operated a total of 69 retail galleries, consisting of 53 legacy Galleries, 6 larger format Design Galleries, 4 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries, as well as 17 outlet stores, throughout the United States and Canada.

In order to drive growth across our business, we are focused on the following key strategies:

•

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of next generation Design Galleries that are sized to the potential of each market and the size of our assortment. On average, our legacy retail stores display less than 10% of our current product assortment. Our next generation Design Galleries allow us to optimize our selling space by displaying a greater percentage of our merchandise assortment, as well as future product expansions and new businesses, in a highly differentiated retail setting. Based on our historical performance, when a product is presented on the selling floor, we experience an increase in sales for that product across all of our channels.

•

Based on recent trends and our plans for product assortment expansion and new businesses, we are generally targeting a range of 25,000 to 60,000 leased selling square feet for new locations. Landlords are currently offering us leases that accommodate these space requirements and that have favorable terms, which are typically available only to anchor tenants. Based on our analysis, we believe we have the opportunity to operate next generation Design Galleries in 60 to 70 locations in the United States and Canada.

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
•

Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, other customer touch points also need to leapfrog forward to create a cohesive experience. This initiative will focus on everything from product quality to in-home delivery across all channels, and includes new people, processes, and systems.

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
•

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States and Canada in the future. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

Our fiscal 2015 results reflect the ongoing strength of our business. We have continued to increase market share, and at the same time invested in our infrastructure and supply chain to support future growth. Key financial achievements of fiscal 2015 include:

•	Net revenues increased 13% to $2,109.0 million in fiscal 2015, on top of a 20% increase in fiscal 2014 and a 30% increase in fiscal 2013.
•	The fourth quarter of fiscal 2015 marked our 24th consecutive quarter of double-digit net revenue growth.

Factors Affecting Our Results of Operations

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our revenues are affected by general economic conditions. For example, reduced consumer confidence and lower availability and higher cost of consumer credit may reduce demand for our products. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, but are particularly affected by the health of the higher end customer and demand levels from that customer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer, the higher end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher end real estate markets in the U.S., the number of second and third homes being bought and sold, stock market prices and the perceived prospect for capital appreciation in higher end real estate. We have experienced volatility in our sales trends related to many of these factors in the past and believe our sales may be impacted by these economic factors in future periods. For more information, see “Risk Factors—Changes in consumer spending and factors that influence spending of the specific consumers we target, including the health of the high-end housing market, may significantly impact our revenue and results of operations.”

Our Strategic Initiatives. We are in the process of implementing a number of significant business initiatives that have had and will continue to have an impact on our results of operations, including the development of our new larger format Design Galleries, which we refer to as next generation Design Galleries, in a number of new locations, the optimization of our store sizes to better fit anticipated demand in a given market, the expansion of our product categories and services and changes in the ways in which we market with our Source Books. In addition, we are in the process of implementing a number of initiatives to improve the quality of our customers’ experience, which includes vendor product initiatives and changes to the way we operate our distribution centers, home delivery hubs and customer service centers.

Although these initiatives are designed to create growth in our business and continuing improvement in our results of operations, the timing of expenditures related to these initiatives, as well as the achievement of returns on our investments, may affect our results of operation in future periods, and we may not achieve the desired benefits. Opening next generation Design Galleries will require significant capital expenditures, and retail store closures may lead to charges including lease termination and other exit costs. These changes could affect our results of operation in future periods. In addition, the investments required to continue our strategic initiatives may have a negative impact on cash flows in future periods and could create pressure on our liquidity if we do not achieve the desired results from these initiatives in a timely manner.

For January 30, 2016, we incurred total capital expenditures, including the acquisition of buildings and land, of $133.5 million and we made payments of $20.0 million in fiscal 2015 to escrow accounts for future construction of next generation Design Galleries. As an offset to gross capital expenditures in fiscal 2015 we received $9.2 million related to profit participation arrangements for our distribution center facilities. We expect that we will continue to incur significant capital expenditures as part of our initiative to open more next generation Design Galleries over the next several years and that these expenditures will have an impact on our cash flows during this time. We anticipate our gross capital expenditures to be approximately $175 million to $200 million for fiscal 2016.

Consumer Preferences and Demand. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. We have successfully introduced a large number of new products during recent periods, which we believe has been a contributing factor in our sales and results of operations. Periods in which our products have achieved strong customer acceptance generally have had more favorable results. If we misjudge the market for our products, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net revenues and gross profit.

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand, our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that was able to match market demand from our customers, leading to higher levels of customer back orders and lost sales. For example, some of our vendors experienced difficulty in producing goods in sufficient quantity to meet initial customer demand in connection with the introduction of our RH Modern product assortment.

Fluctuation in Quarterly Results. Our quarterly results have historically varied depending upon a variety of factors, including the timing and extent of product offerings, promotional events, store openings, shifts in the timing of holidays and the timing and circulation of our Source Books, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our results of operations, including:

Net Revenues. Net revenues reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Revenues are recognized upon receipt of product by our customers.

Gross Profit. Gross profit is equal to our net revenues less cost of goods sold. Gross profit as a percentage of our net revenues is referred to as gross margin. Cost of goods sold include the direct cost of purchased merchandise; inventory shrinkage, inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or market reserves; inbound freight; all freight costs to get merchandise to our stores; design, buying and allocation costs; occupancy costs related to store operations and our supply chain, such as rent and common area maintenance for our leases; depreciation and amortization of leasehold improvements, equipment and other assets in our stores and distribution centers. In addition, cost of goods sold include all logistics costs associated with shipping product to our customers, which are partially offset by shipping income collected from customers (recorded in net revenues). We expect gross profit to increase to the extent that we successfully grow our net revenues and leverage the fixed portion of cost of goods sold.

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

Our gross profit may not be comparable to other specialty retailers, as some companies may not include all or a portion of the costs related to their distribution network and store occupancy in calculating gross profit as we and many other retailers do, but instead may include them in selling, general and administrative expenses. In addition, certain of our store leases are accounted for as build-to-suit lease transactions which result in our recording a portion of our rent payments under these agreements in interest expense on the consolidated statements of income.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include all payroll and payroll related expenses, store expenses other than occupancy and expenses related to many of our operations at our corporate headquarters, including utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes Source Book production, mailing and print advertising costs. All store pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred. Selling, general and administrative expenses as a percentage of net revenues are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs is relatively fixed.

Our recent revenue growth has been accompanied by increased selling, general and administrative expenses, excluding certain one-time and non-cash items discussed in “Basis of Presentation and Results of Operations” below. The most significant components of these increases are employment costs due to company growth and expansion, an increase in professional fees and other corporate costs, an increase in corporate occupancy costs associated with our corporate office expansion and upgraded technology systems, as well as an increase in credit card fees due to increased revenues. We expect certain of these expenses to continue to increase as we continue to open new stores, develop new product categories and otherwise grow our business.

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

We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance.

Comparable Brand Revenue. We believe that comparable brand revenue is a meaningful and relevant non-GAAP metric to evaluate period-to-period changes in net revenue performance given the integrated multi-channel nature of our business, the synergies between our retail stores, websites and Source Books, and the fact that customers shop across all of these channels.

Comparable brand revenue growth includes retail comparable store sales, including RH Baby & Child and RH Modern Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.

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

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income and other financial and operating data.

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(dollars in thousands, excluding per square foot store data)
Statements of Income:
Net revenues	$2,109,006	$1,867,422	$1,550,961
Cost of goods sold	1,356,314	1,176,648	994,081
Gross profit	752,692	690,774	556,880
Selling, general and administrative expenses	567,131	525,048	502,029
Income from operations	185,561	165,726	54,851
Interest expense—net	35,677	17,551	5,733
Income before income taxes	149,884	148,175	49,118
Income tax expense	58,781	57,173	30,923
Net income	$91,103	$91,002	$18,195
Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	49%	50%	47%
Growth in net revenues:
Stores (2)	16%	14%	27%
Direct	10%	28%	33%
Total	13%	20%	30%
Comparable brand revenue growth (3)	11%	20%	31%
Retail (4):
Retail stores open at beginning of period	67	70	71
Stores opened	8	3	2
Stores closed	6	6	3
Retail stores open at end of period	69	67	70
Total leased square footage at end of period (in thousands) (5)	1,011	861	798
Total leased selling square footage at beginning of period (in thousands) (6)	607	554	501
Total leased selling square footage at end of period (in thousands) (6)	725	607	554
Weighted-average leased square footage (in thousands) (7)	904	821	793
Weighted-average leased selling square footage (in thousands) (7)	641	572	526
Retail sales per leased selling square foot (8)	$1,463	$1,413	$1,386
Capital expenditures (9)	$133,460	$110,359	$93,868

(1)	Direct revenues include sales through our Source Books and websites.
(2)	Stores data represents retail stores plus outlet stores.
(3)

Comparable brand revenue growth includes retail comparable store sales, including RH Baby & Child and RH Modern Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.

(4)	Retail data has been calculated based upon retail stores, which includes our RH Baby & Child and RH Modern Galleries and excludes outlet stores.
(5)

Total leased square footage for fiscal 2013 and fiscal 2014 includes approximately 5,000 square feet related to one owned store location. Total leased square footage for fiscal 2015 includes approximately 24,000 square feet related to two owned store locations.

(6)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for fiscal 2013 and fiscal 2014 includes approximately 5,000 square feet related to one owned store location. Leased selling square footage for fiscal 2015 includes approximately 13,000 square feet related to two owned store locations.

(7)	Weighted-average leased selling and total square footage is calculated based on the number of days a gallery location was opened during the period divided by the total number of days in the period.
(8)

Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the weighted-average leased selling square footage for the period.

(9)

Capital expenditures include the acquisition of buildings and land. Additionally, during fiscal 2015 and fiscal 2014 we made payments of $20.0 million and $9.3 million, respectively, to escrow accounts for future construction of next generation Design Galleries.

The following table sets forth our consolidated statements of income as a percentage of total net revenues.

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Statements of Income:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	64.3	63.0	64.1
Gross profit	35.7	37.0	35.9
Selling, general and administrative expenses	26.9	28.1	32.4
Income from operations	8.8	8.9	3.5
Interest expense—net	1.7	1.0	0.3
Income before income taxes	7.1	7.9	3.2
Income tax expense	2.8	3.0	2.0
Net income	4.3%	4.9%	1.2%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our stores net revenues, which include all sales for orders placed in galleries, as well as sales through outlet stores, and our direct net revenues, which include sales through our catalogs and websites.

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(in thousands)
Stores	$1,083,600	$933,179	$818,372
Direct	1,025,406	934,243	732,589
Net revenues	$2,109,006	$1,867,422	$1,550,961

Fiscal 2015 Compared to Fiscal 2014

Net revenues

Net revenues increased $241.6 million, or 12.9%, to $2,109.0 million in fiscal 2015 compared to $1,867.4 million in fiscal 2014. Comparable brand revenue growth was 11% in fiscal 2015. We had 69 and 67 retail stores open at January 30, 2016 and January 31, 2015, respectively. Stores sales increased $150.4 million, or 16.1%, to $1,083.6 million in fiscal 2015 compared to $933.2 million in fiscal 2014. Direct sales increased $91.2 million, or 9.8%, to $1,025.4 million in fiscal 2015 compared to $934.2 million in fiscal 2014. The increase in net revenues was due to a combination of the expansion of existing product assortment and the introduction of new products. In addition, we believe the increase in our weighted-average leased selling square footage from 572,000 square feet in fiscal 2014 to 641,000 square feet in fiscal 2015 contributed to our net revenue growth. We believe the introduction of experiential brand enhancing products and services, such as expanded design ateliers, interior design services and cafes, is increasing our brand awareness, and has allowed us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

The growth in our net revenues was negatively impacted by the timing of our new product introductions during fiscal 2015 as compared to fiscal 2014. In fiscal 2015, more than half of our product newness was introduced in the fall of 2015, primarily with the launch of RH Modern and RH Teen, whereas in fiscal 2014 the majority of our new product introductions coincided with our Spring Source Book mailing. Further, there was a significant reduction in total circulated pages in fiscal 2015 as compared to fiscal 2014.

Gross profit

Gross profit increased $61.9 million, or 9.0%, to $752.7 million in fiscal 2015 from $690.8 million in fiscal 2014. As a percentage of net revenues, gross margin decreased 1.3% to 35.7% of net revenues in fiscal 2015 from 37.0% of net revenues in fiscal 2014.

Gross profit for fiscal 2015 was negatively impacted by $17.2 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. We expect that these coupon redemptions could continue to impact our gross margins until their expiration in March 2016 and until the related merchandise is delivered to customers. Refer to Note 18—Commitments and Contingencies in our consolidated financial statements.

Excluding the impact of the coupons redeemed in connection with the legal claim mentioned above, gross margin would have decreased 0.5% due primarily to higher shipping costs, lower merchandise margins associated with additional warehouse sales, and deleverage in occupancy costs due to the addition of a new distribution center. These increased costs were partially offset by improvements in other product related costs and leverage of our fixed supply chain and retail occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $42.1 million, or 8.0%, to $567.1 million in fiscal 2015 compared to $525.0 million in fiscal 2014.

Selling, general and administrative expenses in fiscal 2015 included $1.8 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Selling, general and administrative expenses in fiscal 2014 included an approximately $8 million charge incurred in connection with the legal claim.

Excluding the impact of coupons redeemed and the charge incurred in connection with the legal claim mentioned above, the increase in selling, general and administrative expenses of $47.9 million in fiscal 2015 compared to fiscal 2014 was primarily related to an increase in employment and employment related costs of $32.8 million due to company growth and expansion, an increase in professional fees and other corporate costs, an increase in corporate occupancy costs associated with our corporate office expansion and upgraded technology systems, as well as an increase in credit card fees due to increased revenues. These increases were partially offset by a decrease in advertising and marketing costs of $7.0 million.

Selling, general and administrative expenses were 26.8% and 27.7% of net revenues in fiscal 2015 and fiscal 2014, respectively, excluding the impact of coupons redeemed and the charge incurred in connection with the legal claim mentioned above. The improvement in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our advertising and marketing costs.

Interest expense—net

Interest expense increased $18.1 million to $35.7 million in fiscal 2015 compared to $17.6 million in fiscal 2014. Interest expense consisted of the following:

	Year Ended
	January 30,	January 31,
	2016	2015
	(in thousands)
Amortization of convertible senior notes debt discount	$22,114	$7,969
Build-to-suit lease transactions	10,766	5,465
Other interest expense	7,052	5,817
Capitalized interest for capital projects	(2,311)	(1,639)
Interest income	(1,944)	(61)
Total interest expense—net	$35,677	$17,551

Income tax expense

Income tax expense was $58.8 million in fiscal 2015 compared to $57.2 million in fiscal 2014. Our effective tax rate was 39.2% in fiscal 2015 compared to 38.6% in fiscal 2014.

Fiscal 2014 Compared to Fiscal 2013

Net revenues

Net revenues increased $316.5 million, or 20.4%, to $1,867.4 million in fiscal 2014 compared to $1,551.0 million in fiscal 2013. Comparable brand revenue growth was 20% in fiscal 2014. We had 67 and 70 retail stores open at January 31, 2015 and February 1, 2014, respectively. Stores sales increased $114.8 million, or 14.0%, to $933.2 million in fiscal 2014 compared to $818.4 million in fiscal 2013. Direct sales increased $201.6 million, or 27.5%, to $934.2 million in fiscal 2014 compared to $732.6 million in fiscal 2013. The increase in net revenues was due to a combination of the continued strong sales of our existing product assortment, as well as the introduction of new products and the expansion of existing product assortment, which includes additional sizes, colors and fabrics of existing offerings. The factors impacting the year-over-year comparability of our comparable brand revenue growth include strong customer response to the mailing of our large format Source Books introduced in 2013, the launch of our new 2014 assortment in our Galleries and on our websites, and our pricing and promotional strategy in fiscal 2014. We believe our brand awareness has increased and has allowed us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

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

The increase in selling, general and administrative expenses, excluding the charge incurred in connection with the legal claim and the one-time and non-cash compensation items mentioned above, was primarily related to an increase in employment costs of $44.3 million due to company growth, an increase in advertising and marketing costs of $31.7 million associated with the increase in the page count of our 2014 Source Books, an increase in credit card fees of $7.2 million due to increased revenues and increases in corporate occupancy costs associated with our corporate headquarters expansion and upgrade of our information technology systems.

Selling, general and administrative expenses were 27.7% and 27.8% of net revenues in fiscal 2014 and fiscal 2013, respectively, excluding the charge incurred in connection with the legal claim and the one-time and non-cash compensations items mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in Gallery and distribution center employment, and by travel and entertainment expenses, professional fees and other corporate costs increasing at a lower rate than our growth in net revenues. These decreases were partially offset by advertising and marketing costs associated with the significant increase in the page count of our 2014 Source Books.

Interest expense—net

Interest expense increased $11.8 million to $17.6 million in fiscal 2014 compared to $5.7 million in fiscal 2013. Interest expense consisted of the following:

	Year Ended
	January 31,	February 1,
	2015	2014
	(in thousands)
Amortization of convertible senior notes debt discount	$7,969	$—
Build-to-suit lease transactions	5,465	1,086
Revolving line of credit	3,111	4,642
Other interest expense	2,706	926
Capitalized interest for capital projects	(1,639)	(904)
Interest income	(61)	(17)
Total interest expense—net	$17,551	$5,733

Income tax expense

Income tax expense was $57.2 million in fiscal 2014 compared to $30.9 million in fiscal 2013. Our effective tax rate was 38.6% in fiscal 2014 compared to 63.0% in fiscal 2013. The decrease in the effective tax rate in fiscal 2014 was primarily due to the fact that the effective tax rate in fiscal 2013 was significantly impacted by our reporting a net loss before income taxes, non-deductible stock-based compensation and other non-deductible expenses.

Quarterly Results

The following table sets forth our historical quarterly consolidated statements of income for each of the last eight fiscal quarters ended through January 30, 2016. This quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments that we consider necessary to fairly state the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8—Financial Statements and Supplementary Data.

Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and the timing of Source Book releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year and results of a period shorter than a full year may not be indicative of results expected for the entire year.

	Fiscal 2014				Fiscal 2015
	First Quarter (1)	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (1) (2)	First Quarter (1) (2)	Second Quarter (1) (2)	Third Quarter (1) (2)	Fourth Quarter (1) (2)
	(dollars in thousands)
Net revenues	$366,254	$433,766	$484,675	$582,727	$422,445	$506,942	$532,411	$647,208
Cost of goods sold	241,905	265,857	304,302	364,584	279,027	312,679	341,661	422,947
Gross profit	124,349	167,909	180,373	218,143	143,418	194,263	190,750	224,261
Selling, general, and administrative expenses	119,571	118,974	143,685	142,818	126,389	137,840	145,874	157,028
Income from operations	4,778	48,935	36,688	75,325	17,029	56,423	44,876	67,233
Interest expense—net	2,056	4,346	5,210	5,939	5,649	7,406	11,003	11,619
Income before income taxes	2,722	44,589	31,478	69,386	11,380	49,017	33,873	55,614
Income tax expense	927	17,336	12,049	26,861	4,224	19,082	13,163	22,312
Net income	$1,795	$27,253	$19,429	$42,525	$7,156	$29,935	$20,710	$33,302
Adjusted net income (3)	$7,153	$27,699	$20,287	$42,497	$9,842	$36,022	$27,736	$41,172
Comparable brand revenue growth (4)	18%	13%	22%	24%	15%	16%	7%	9%

(1)

The first quarter of fiscal 2014 includes charges incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The fourth quarter of fiscal 2014 includes a reversal of estimated expenses associated with the legal claim based on a revision of estimated class member response. The first, second, third and fourth quarters of fiscal 2015 include the estimated cumulative impact of coupons redeemed in connection with the legal claim. For additional information, refer to Note 18—Commitments and Contingencies in our consolidated financial statements.

(2)

The second, third and fourth quarters of fiscal 2014 and the first quarter of fiscal 2015 include amortization of the debt discount related to the convertible senior notes that were issued in June 2014 of $1.6 million, $3.2 million, $3.2 million and $3.3 million, respectively. The second, third and fourth quarters of fiscal 2015 include amortization of the debt discount related to the convertible senior notes that were issued in June 2014 and the debt discount related to the convertible senior notes that were issued in June and July 2015 of $5.0 million, $6.9 million and $6.9 million, respectively.

(3)

Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Fiscal 2014				Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net income	$1,795	$27,253	$19,429	$42,525	$7,156	$29,935	$20,710	$33,302
Adjustments pre-tax:
Legal claim (a)	9,200	—	—	(1,500)	1,568	5,474	5,076	6,928
Amortization of debt discount (b)	—	1,576	2,333	2,943	2,702	4,493	6,415	6,193
Subtotal adjusted items	9,200	1,576	2,333	1,443	4,270	9,967	11,491	13,121
Impact of income tax items (c)	(3,842)	(1,130)	(1,475)	(1,471)	(1,584)	(3,880)	(4,465)	(5,251)
Adjusted net income	$7,153	$27,699	$20,287	$42,497	$9,842	$36,022	$27,736	$41,172

(a)

The first quarter of fiscal 2014 includes charges incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The fourth quarter of fiscal 2014 includes a reversal of estimated expenses associated with the legal claim based on a revision of estimated class member response. The adjustments in the first, second, third and fourth quarters of fiscal 2015 represent the estimated cumulative impact of coupons redeemed in connection with the legal claim. For additional information, refer to Note 18—Commitments and Contingencies in our consolidated financial statements.

(b)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their respective terms. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.9 million and $0.2 million during the third and fourth quarters of fiscal 2014, respectively. Amounts are presented net of interest capitalized for capital projects of $0.5 million, $0.6 million, $0.4 million and $0.8 million during the first, second, third and fourth quarters of fiscal 2015, respectively.

(c)

The first, second, third and fourth quarters of fiscal 2014 include an adjustment to calculate income tax expense at a pro forma 40% effective tax rate. The adjustments for the first, second, third and fourth quarters of fiscal 2015 represent the tax effect of the adjusted items based on our effective tax rates of 37.1%, 38.9%, 38.9% and 40.1%, respectively.

(4)

Comparable brand revenue growth includes retail comparable store sales, including RH Baby & Child and RH Modern Galleries, and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, payroll, Source Books and other catalogs, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital varies as a result of increases in our inventory levels and costs related to our Source Books. We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes and borrowing availability under the revolving line of credit or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 to 24 months.

We expect that our working capital needs may fluctuate based on the timing of new product introductions. Specifically, during fiscal 2015 the timing of our inventory purchases was not consistent with prior fiscal years as we introduced a significant portion of our new products in the Fall of 2015 whereas in prior years the majority of our new product introductions coincided with our Spring Source Book mailing. The timing of our inventory purchases in fiscal 2016 may not be consistent with prior fiscal years.

Our investments in capital expenditures, including the acquisition of buildings and land, for fiscal 2015 totaled $133.5 million and we made payments of $20.0 million in fiscal 2015 to escrow accounts for future construction of next generation Design Galleries. As an offset to gross capital expenditures in fiscal 2015, we received $9.2 million related to profit participation arrangements for our distribution center facilities. We expect to have gross capital expenditures of approximately $175 million to $200 million in fiscal 2016, primarily related to our efforts to continue our growth and expansion, including construction of our new galleries and infrastructure investments. The majority of the current lease arrangements for our new galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from our landlords related to the building of our larger format and next generation Design Galleries in fiscal 2016.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(in thousands)
Provided by operating activities	$141,886	$82,491	$87,521
Used in investing activities	(227,397)	(200,548)	(93,868)
Provided by financing activities	286,782	253,800	11,505
Increase in cash and cash equivalents	200,963	135,545	5,035
Cash and cash equivalents at end of period	349,897	148,934	13,389

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For fiscal 2015, net cash provided by operating activities was $141.9 million and consisted of net income of $91.1 million and non-cash items of $78.1 million, partially offset by an increase in cash used for working capital and other activities of $27.3 million. Working capital and other activities consisted primarily of increases in inventory of $166.5 million related to the increase in both existing and new products, as well as to support the opening of our new distribution center in Northern California. This was partially offset by increases in accounts payable and accrued liabilities of $44.4 million, increases in other current liabilities of $39.6 million primarily due to an increase in our federal tax liabilities, increases in deferred revenue and customer deposits of $33.2 million and increases in deferred rent and lease incentives of $13.6 million primarily due to the profit participation arrangements for our distribution center facilities.

For fiscal 2014, net cash provided by operating activities was $82.5 million and consisted of net income of $91.0 million and non-cash items of $47.1 million, partially offset by an increase in cash used for working capital and other activities of $55.6 million. Working capital and other activities consisted primarily of increases in inventory of $106.0 million to support our revenue growth, increases in non-current assets of $6.0 million primarily related to an increase in deposits, as well as decreases in other current liabilities of $3.1 million related to payments made for federal and state taxes. These uses of cash from working capital components were partially offset by increases in accounts payable and accrued liabilities of $25.5 million, increases in deferred revenue and customers deposits of $20.0 million due to the timing of shipments made at fiscal quarter end and increased special orders and decreases in prepaid expenses and other current assets of $15.1 million primarily due to a decrease in vendor deposits and capitalized Source Book costs.

For fiscal 2013, net cash provided by operating activities was $87.5 million and consisted of net income of $18.2 million and non-cash items of $99.2 million, partially offset by an increase in cash used for working capital and other activities of $29.9 million. Working capital and other activities consisted primarily of increases in inventory of $100.9 million to support our revenue growth, increases in prepaid expenses of $22.8 million primarily due to an increase in vendor deposits and capitalized Source Book costs, and increases in accounts receivable of $5.0 million due to revenue growth and tenant improvements. These uses of cash from working capital components were partially offset by increases in accounts payable and accrued liabilities of $57.3 million primarily due to timing of payments, increases in other current liabilities of $30.4 million due to federal and state tax liabilities and an increase in our customer return reserve, increases in deferred revenue and customer deposits of $7.3 million due to the timing of shipments made at fiscal year-end, as well as increases in deferred rent and lease incentives of $7.2 million primarily due to entering into new lease agreements for Galleries and new distribution center locations.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new gallery openings, the acquisition of land and buildings, investments in supply chain and systems infrastructure, construction related deposits, as well as activities associated with investing in available-for-sale securities.

For fiscal 2015, net cash used in investing activities was $227.4 million and consisted of investments of $133.5 million related to new galleries, supply chain, renovations to our corporate headquarters, information technology and systems infrastructure. During fiscal 2015, we made payments of $20.0 million to escrow accounts for future construction of next generation Design Galleries. In addition, we made investments in available-for-sale securities of $217.4 million, partially offset by maturities of such investments of $143.8 million.

For fiscal 2014, net cash used in investing activities was $200.5 million and consisted of investments of $110.4 million related to new galleries, supply chain, information technology and systems infrastructure. During fiscal 2014, we made payments of $9.3 million to escrow accounts for future construction of certain next generation Design Galleries. In addition, we made investments in available-for-sale securities of $91.6 million, partially offset by maturities of such investments of $11.1 million.

For fiscal 2013, net cash used in investing activities was $93.9 million and consisted of investments in new galleries, investment in supply chain and systems infrastructure, renovations to our corporate headquarters and investment in information technology.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offering, borrowings and repayments related to the revolving line of credit and capital contributions.

For fiscal 2015, net cash provided by financing activities was $286.8 million primarily due to the $300 million convertible senior notes issued in June 2015, which provided net proceeds of $256.0 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Net proceeds and excess tax benefits from the exercise of stock options provided $25.6 million and $10.4 million, respectively. The cash provided by these financing activities was partially offset by cash paid for employee taxes related to net settlement of equity awards of $5.0 million.

For fiscal 2014, net cash provided by financing activities was $253.8 million primarily due to the $350 million convertible senior notes issued in June 2014, which provided net proceeds of $311.7 million after taking into consideration the convertible note hedge and warrant transactions, as well as the debt issuance costs. Net proceeds and excess tax benefits from the exercise of stock options each provided $16.4 million and borrowings under build-to-suit lease transactions provided $1.8 million. The cash provided by these financing activities was partially offset by net repayments on the revolving line of credit of $85.4 million.

For fiscal 2013, net cash provided by financing activities was $11.5 million primarily due to net proceeds and excess tax benefits from the exercise of stock options of $7.6 million and $3.7 million, respectively, and net borrowings under the revolving line of credit of $2.9 million.

Non-Cash Transactions

Non-cash transactions consists of non-cash additions of property and equipment and the issuance of notes payable related to share repurchases from former employees.

Build-to-Suit Lease Transactions

The non-cash additions of property and equipment due to build-to-suit lease transactions are the result of the accounting requirements of Accounting Standards Codification (“ASC”) 840—Leases (“ASC 840”) for those construction projects for which we are the “deemed owner” of the construction project given the extent to which we are involved in constructing the leased asset. If we are the “deemed owner” for accounting purposes, upon commencement of the construction project, we are required to capitalize contributions by the landlord toward construction as property and equipment on our consolidated balance sheets. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of our consolidated statements of cash flows.

However, over the lease term, these non-cash additions to property and equipment due to build-to-suit lease transactions do not impact our cash outflows, nor do they impact net income within our consolidated statements of income.

In fiscal 2014, we concluded that we were the deemed owner for accounting purposes for a new distribution center located in California during the construction period pursuant to ASC 840. During the construction period, we capitalized the cash and non-cash assets contributed by the landlord for the construction of the distribution center on our consolidated balance sheets as an increase in property and equipment and an increase in financing obligations under build-to-suit lease transactions. During the fourth quarter of fiscal 2015, upon the completion of the construction period, we performed a sale-leaseback analysis and determined that we did not have any prohibitive forms of continuing involvement and therefore removed the asset and corresponding liability of $74.9 million from our consolidated balance sheet as of January 30, 2016. The effected sale leaseback did not have an impact on the consolidated statements of income or consolidated statements of cash flows in fiscal 2015.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of January 30, 2016, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of January 30, 2016. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

We may not redeem the 2020 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders may require us to purchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts were recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other non-current assets on the consolidated balance sheets.

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

We recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in non-current deferred tax assets on the consolidated balance sheets.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of January 30, 2016, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of January 30, 2016. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

We may not redeem the 2019 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders may require us to purchase all or a portion of their 2019 Notes for cash at a price equal to 100% of the principal amount of the 2019 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other non-current assets on the consolidated balance sheets.

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

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in non-current deferred tax assets on the consolidated balance sheets.

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

The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio was approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of January 30, 2016, Restoration Hardware, Inc. was in compliance with all covenants of the amended and restated credit agreement, and if the availability under the amended and restated credit agreement was less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

On June 27, 2014, we paid off the principal balance and related interest under the prior credit agreement of $154.8 million using proceeds from the issuance of the 2019 Notes. As of January 30, 2016, Restoration Hardware, Inc. had no amounts outstanding under the amended and restated credit agreement. As of January 30, 2016, Restoration Hardware, Inc. had $535.4 million undrawn borrowing availability under the amended and restated credit agreement and had $15.0 million in outstanding letters of credit.

Contractual Obligations

As of January 30, 2016, our future contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	2016	2017-2018	2019–2020	Thereafter
	(in thousands)
Convertible senior notes due 2019	$350,000	$—	$—	$350,000	$—
Convertible senior notes due 2020	300,000	—	—	300,000	—
Revolving line of credit (1)	—	—	—	—	—
Operating leases (2)	641,925	78,586	125,556	102,903	334,880
Other non-current obligations (3)	803,122	17,523	73,553	80,518	631,528
Capital lease obligations	16,118	1,147	2,248	2,349	10,374
Notes payable for share repurchases	19,523	—	—	893	18,630
Letters of credit	14,983	14,983	—	—	—
Total	$2,145,671	$112,239	$201,357	$836,663	$995,412

(1)	Under the amended and restated credit agreement, the revolving line of credit has a maturity date of November 24, 2019.
(2)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above does not include future obligations for renewal options that have not yet been exercised. The future operating lease obligations would change if we were to exercise these options. Amounts above do not include estimated contingent rent due under operating leases. Our obligation for contingent rent as of January 30, 2016 was $5.2 million.

(3)

Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. These amounts may be reduced in the event we are able to effect a sale-leaseback on any of these locations.

Other Commitments

The Company enters into various cancellable commitments related to the procurement of merchandise inventory. As of January 30, 2016, these merchandise inventory purchase commitments were $502.5 million.

As of January 30, 2016, the liability of $1.1 million for unrecognized tax benefits associated with uncertain tax positions (refer to Note 12—Income Taxes in our consolidated financial statements) has not been included in the contractual obligations table above because we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of January 30, 2016.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented on the consolidated financial statements have not been materially impacted by such variances. More information on all of our significant accounting policies can be found in Note 3—Significant Accounting Policies to our audited consolidated financial statements.

Revenue Recognition

We recognize revenues and the related cost of goods sold when merchandise is received by our customers. Revenues from direct-to-customer and home-delivered sales are recognized when the merchandise is delivered to the customer. Revenues from “cash-and-carry” store sales are recognized at the point of sale in the store. Discounts or other accommodations provided to customers are accounted for as a reduction of sales.

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

Capitalized Catalog Costs

Capitalized catalog costs consist primarily of third-party incremental direct costs to prepare, print and distribute Source Books. Such costs are capitalized and amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual Source Book basis. Estimated future revenues are based upon various factors such as the total number of Source Books and pages circulated, the probability and magnitude of consumer response and the merchandise assortment offered. Each Source Book is generally fully amortized within a twelve-month period after they are mailed and the majority of the amortization occurs within the first five to nine months, with the exception of the Holiday Source Books, which are generally fully amortized within a three-month period after they are mailed. Capitalized catalog costs are evaluated for realizability on a regular basis by comparing the carrying amount associated with each Source Book to the estimated probable remaining future sales associated with that Source Book.

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

We qualitatively assess goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During fiscal 2015, we performed a qualitative analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of our goodwill for impairment.

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

Our tests for impairment of goodwill resulted in a determination that the fair value of the Company substantially exceeded the carrying value of our net assets as of January 30, 2016. We do not anticipate any material impairment charges in the near term.

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

Build-to-Suit Lease Transactions

We are sometimes involved in the construction of leased stores, which, depending on the extent to which we are involved, we may be the “deemed owner” of the leased premises for accounting purposes during the construction period pursuant to ASC 840. If we are the “deemed owner” for accounting purposes, upon commencement of the construction project, we are required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on our consolidated balance sheets. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of our consolidated statements of cash flows. However, over the lease term, these non-cash additions to property and equipment due to build-to-suit lease transactions do not impact our cash outflows, nor do they impact net income within our consolidated statements of income.

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

Similar to capital leases, the expense recorded within the consolidated statements of income over the lease term is equal to the cash rent payments made under the lease. The primary difference in the consolidated statements of income between build-to-suit lease transactions and operating leases is the timing of recognition and the classification of expenses. Expenses related to operating leases are classified as rent expense compared to expenses related to build-to-suit lease transactions which are classified as a combination of rent expense, depreciation expense and interest expense.

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

All other leases are considered operating leases in accordance with ASC 840. Assets subject to an operating lease and the related lease payments are not recorded on the consolidated balance sheets. For leases that contain lease incentives, premiums and minimum rent expenses, we recognize rent expense on a straight-line basis over the lease term. Tenant improvement allowances received from landlords under operating leases are recorded in deferred rent and lease incentives on the consolidated balance sheets, and are amortized on a straight-line basis over the lease term.

Stock-Based Compensation

We use the straight-line method of accounting for stock-based compensation, which we believe is the predominant method used in our industry. We recognize the fair value of stock-based compensation in the consolidated financial statements as compensation expense over the requisite service period. In addition, excess tax benefits related to stock-based compensation awards are reflected as financing cash flows. For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of our stock on the date of grant. The fair value of each option award granted under our award plan is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following assumptions:

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

As of January 30, 2016, we have retained a valuation allowance totaling $0.2 million against deferred tax assets for our Shanghai operations.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in the prior guidance. We will also need to apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year from the original effective date. In accordance with the deferral, ASU 2014-09 will become effective beginning after December 15, 2017 for public entities. Early application is permitted for annual reporting periods ending after December 15, 2016. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements and have not selected an adoption date or a transition method.

Consolidation Accounting

In February 2015, the FASB issued Accounting Standards Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments to the guidance are effective for fiscal years beginning after December 15, 2015 (our first quarter of fiscal 2016), and interim periods within those years, with early adoption permitted. We do not currently believe this guidance will have a material impact on our consolidated financial statements.

Classification of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Costs associated with line-of-credit arrangements may continue to be recorded as deferred assets. The update requires retrospective application and represents a change in accounting principle. The debt issuance costs guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 will be effective for us in our first quarter of fiscal 2016. Early adoption is permitted. We have elected not to early adopt. Other than reclassifying $2.1 million as of January 30, 2016 from non-current assets to non-current liabilities on the consolidated balance sheets, we do not expect a material impact on our consolidated financial statements upon adoption.

Software Licenses in Cloud Computing Arrangements

In April 2015, the FASB issued Accounting Standards Update No. 2015-05—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for fiscal years beginning after

December 15, 2015, and interim periods within those years. Early adoption is permitted. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We do not currently believe this guidance will have a material impact on our consolidated financial statements.

Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-11 will be effective for us in our first quarter of fiscal 2016. We do not currently believe this guidance will have a material impact on our consolidated financial statements.

Business Combinations

In September 2015, the FASB issued Accounting Standards Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The business combination guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. We have elected not to early adopt. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

Classification of Deferred Taxes

In November 2015, the FASB issued Accounting Standards Update 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in the update. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have elected to early adopt the guidance on a retrospective basis effective with the consolidated balance sheet as of January 30, 2016. This is a change from our historical presentation whereby certain deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. To conform to the current period presentation, we reclassified $27.9 million and $0.1 million, which were previously included in current assets and current liabilities, respectively, as of January 31, 2015, to non-current assets and non-current liabilities, respectively, on the consolidated balance sheets.

Accounting for Leases

In February 2016, the FASB issued Accounting Standards Update 2016-02—Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects that the adoption of ASU 2016-02 will have on our consolidated financial statements and anticipate the new guidance will significantly impact our consolidated financial statements given we have a significant number of leases.

Financial Instruments

In January 2016, the FASB issued Accounting Standards Update 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends various aspects of the recognition, measurement, presentation and disclosure for financial instruments. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

Recognition of Breakage

In March 2016, the FASB issued Accounting Standard Update No. 2016-04—Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance creates an exception under ASC 405-20—Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective in fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At January 30, 2016, there were no amounts outstanding under the revolving line of credit. As of January 30, 2016, we had $535.4 million undrawn borrowing availability under the revolving line of credit and had $15.0 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended January 30, 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of January 30, 2016, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of January 30, 2016, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $171.98 per share. Refer to Note 9—Convertible Senior Notes in our consolidated financial statements.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $189.00 per share. Refer to Note 9—Convertible Senior Notes in our consolidated financial statements.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial.

Item 8.	Financial Statements and Supplementary Data

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 30,	January 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$349,897	$148,934
Short-term investments	130,801	62,168
Accounts receivable—net	28,567	25,965
Merchandise inventories	725,392	559,297
Prepaid expense and other current assets	79,020	87,976
Total current assets	1,313,677	884,340
Long-term investments	22,054	18,338
Property and equipment—net	515,605	390,844
Goodwill	124,301	124,424
Trademarks and domain names	48,309	47,863
Other intangible assets—net	227	691
Non-current deferred tax assets	36,739	36,593
Other non-current assets	27,560	22,906
Total assets	$2,088,472	$1,525,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$280,714	$235,159
Deferred revenue and customer deposits	106,769	73,550
Other current liabilities	65,072	35,587
Total current liabilities	452,555	344,296
Convertible senior notes due 2019—net	298,267	284,388
Convertible senior notes due 2020—net	221,534	—
Financing obligations under build-to-suit lease transactions	146,621	124,770
Deferred rent and lease incentives	53,986	40,552
Non-current deferred tax liabilities	—	133
Other non-current obligations	29,349	28,944
Total liabilities	1,202,312	823,083
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of January 30, 2016 and January 31, 2015	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 40,878,163 shares issued and 40,583,275 shares outstanding as of January 30, 2016; 40,184,803 shares issued and 39,892,540 shares outstanding as of January 31, 2015	4	4
Additional paid-in capital	763,566	668,989
Accumulated other comprehensive loss	(2,700)	(502)
Retained earnings	144,813	53,710
Treasury stock—at cost, 294,888 shares as of January 30, 2016 and 292,263 shares as of January 31, 2015	(19,523)	(19,285)
Total stockholders’ equity	886,160	702,916
Total liabilities and stockholders’ equity	$2,088,472	$1,525,999

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Net revenues	$2,109,006	$1,867,422	$1,550,961
Cost of goods sold	1,356,314	1,176,648	994,081
Gross profit	752,692	690,774	556,880
Selling, general and administrative expenses	567,131	525,048	502,029
Income from operations	185,561	165,726	54,851
Interest expense—net	35,677	17,551	5,733
Income before income taxes	149,884	148,175	49,118
Income tax expense	58,781	57,173	30,923
Net income	$91,103	$91,002	$18,195
Weighted-average shares used in computing basic net income per share	40,190,448	39,457,491	38,671,564
Basic net income per share	$2.27	$2.31	$0.47
Weighted-average shares used in computing diluted net income per share	42,256,559	41,378,210	40,416,630
Diluted net income per share	$2.16	$2.20	$0.45

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Net income	$91,103	$91,002	$18,195
Net losses from foreign currency translation	(2,164)	(1,143)	(582)
Net unrealized holding gains (losses) on available-for-sale investments	(34)	12	—
Total comprehensive income	$88,905	$89,871	$17,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity
Balances—February 2, 2013	37,967,635	$4	$505,883	$1,211	$(55,487)	—	$—	$451,611
Stock-based compensation	—	—	67,622	—	—	—	—	67,622
Issuance of restricted stock	6,667	—	—	—	—	—	—	—
Vested and delivered restricted stock units	4,161	—	(178)	—	—	—	—	(178)
Exercise of stock options—including tax benefit	298,038	—	11,314	—	—	—	—	11,314
Repurchases of common stock	(40,353)	—	—	—	—	40,353	(2,710)	(2,710)
Vesting of stock awards	888,616	—	—	—	—	—	—	—
Net income	—	—	—	—	18,195	—	—	18,195
Losses from foreign currency translation	—	—	—	(582)	—	—	—	(582)
Balances—February 1, 2014	39,124,764	4	584,641	629	(37,292)	40,353	(2,710)	545,272
Stock-based compensation	—	—	17,072	—	—	—	—	17,072
Issuance of restricted stock	7,592	—	—	—	—	—	—	—
Vested and delivered restricted stock units	56,003	—	(2,795)	—	—	—	—	(2,795)
Exercise of stock options—including tax benefit	956,091	—	32,500	—	—	—	—	32,500
Repurchases of common stock	(251,910)	—	—	—	—	251,910	(16,575)	(16,575)
Equity component value of convertible note issuance—net	—	—	70,506	—	—	—	—	70,506
Sale of common stock warrant	—	—	40,390	—	—	—	—	40,390
Purchase of convertible note hedge	—	—	(73,325)	—	—	—	—	(73,325)
Net income	—	—	—	—	91,002	—	—	91,002
Losses from foreign currency translation	—	—	—	(1,143)	—	—	—	(1,143)
Net unrealized holding gains (losses) on investments	—	—	—	12	—	—	—	12
Balances—January 31, 2015	39,892,540	4	668,989	(502)	53,710	292,263	(19,285)	702,916
Stock-based compensation		—	24,223	—	—	—	—	24,223
Issuance of restricted stock	6,535	—	—	—	—	—	—	—
Vested and delivered restricted stock units	78,769	—	(4,863)	—	—	—	—	(4,863)
Exercise of stock options—including tax benefit	608,056	—	35,885	—	—	—	—	35,885
Repurchases of common stock	(2,625)	—	—	—	—	2,625	(238)	(238)
Equity component value of convertible note issuance—net	—	—	77,192	—	—	—	—	77,192
Sale of common stock warrant	—	—	30,390	—	—	—	—	30,390
Purchase of convertible note hedge	—	—	(68,250)	—	—	—	—	(68,250)
Net income	—	—	—	—	91,103	—	—	91,103
Losses from foreign currency translation	—	—	—	(2,164)	—	—	—	(2,164)
Net unrealized holding gains (losses) on investments	—	—	—	(34)	—	—	—	(34)
Balances—January 30, 2016	40,583,275	$4	$763,566	$(2,700)	$144,813	294,888	$(19,523)	$886,160

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91,103	$91,002	$18,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,595	34,463	27,654
Impairment of long-lived assets	—	—	1,385
Amortization of purchase premiums and accretion of purchases discount—net	1,166	—	—
Amortization of debt discount	22,114	7,969	—
Excess tax benefit from exercise of stock options	(10,443)	(16,421)	(3,685)
Stock-based compensation expense	24,223	17,072	67,622
Deferred income taxes	(6,011)	2,693	5,602
Other non-cash interest expense	2,473	1,342	671
Change in assets and liabilities:
Accounts receivable	(2,629)	(3,991)	(4,995)
Merchandise inventories	(166,505)	(106,036)	(100,937)
Prepaid expense	8,929	15,123	(22,819)
Other current assets	1,888	(6,030)	(3,129)
Accounts payable and accrued expenses	44,378	25,470	57,318
Deferred revenue and customer deposits	33,213	19,955	8,750
Other current liabilities	39,580	(3,131)	28,883
Deferred rent and lease incentives	13,597	3,574	7,196
Other non-current obligations	215	(563)	(190)
Net cash provided by operating activities	141,886	82,491	87,521
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(119,461)	(110,359)	(93,868)
Acquisition of buildings and land	(13,999)	—	—
Construction related deposits	(20,049)	(9,250)	—
Purchase of trademarks and domain names	(339)	(453)	—
Purchase of investments	(217,379)	(91,604)	—
Maturities of investments	143,830	11,118	—
Net cash used in investing activities	(227,397)	(200,548)	(93,868)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	—	749,945	1,670,876
Gross repayments under revolving line of credit	—	(835,370)	(1,667,952)
Revolving line of credit deferred financing fees	—	(2,133)	—
Proceeds from issuance of convertible senior notes	296,250	350,000	—
Proceeds from issuance of warrants	30,390	40,390	—
Purchase of convertible note hedges	(68,250)	(73,325)	—
Debt issuance costs related to convertible senior notes	(2,382)	(5,385)	—
Borrowings under build-to-suit lease transactions	—	1,776	—
Payments on capital leases	(248)	(1,803)	(2,555)
Proceeds from exercise of stock options	25,606	16,400	7,629
Excess tax benefit from exercise of stock options	10,443	16,421	3,685
Tax withholdings related to issuance of stock-based awards	(5,027)	(3,116)	(178)
Net cash provided by financing activities	286,782	253,800	11,505
Effects of foreign currency exchange rate translation	(308)	(198)	(123)
Net increase in cash and cash equivalents	200,963	135,545	5,035
Cash and cash equivalents
Beginning of period	148,934	13,389	8,354
End of period	$349,897	$148,934	$13,389
Cash paid for interest	$13,369	$8,611	$5,038
Cash paid for taxes	29,135	60,121	1,521
Non-cash transactions:
Property and equipment additions due to build-to-suit lease transactions	96,323	89,829	33,494
Property and equipment reduction due to effected sale leaseback (Note 5)	(74,855)	—	—
Property and equipment additions from use of construction related deposits	13,915	—	—
Property and equipment additions in accounts payable and accrued expenses at period-end	12,108	10,875	4,204
Property and equipment acquired under capital lease	88	38	238
Building acquired under capital lease	—	6,798	—
Trademarks and domain names additions in accounts payable and accrued expenses at period-end	107	—	—
Issuance of non-current notes payable related to share repurchases from former employees	238	16,575	2,710

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware, and child and teen furnishings. These products are sold through the Company’s stores, catalogs and websites. As of January 30, 2016, the Company operated a total of 69 retail stores and 17 outlet stores in 28 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

NOTE 2—ORGANIZATION

The Company was formed on August 18, 2011 and capitalized on September 2, 2011 as a holding company for the purposes of facilitating an initial public offering of common equity and was at such time a direct subsidiary of Home Holdings, LLC, a Delaware limited liability company (“Home Holdings”).

On November 1, 2012, the Company acquired all of the outstanding shares of capital stock of Restoration Hardware, Inc., a Delaware corporation, and Restoration Hardware, Inc. became a direct, wholly owned subsidiary of the Company. Restoration Hardware, Inc. was a direct, wholly owned subsidiary of Home Holdings LLC, a Delaware limited liability company (“Home Holdings”) prior to the Company’s initial public offering. Outstanding units issued by Home Holdings under its equity compensation plan, referred to as the Team Resto Ownership Plan, were replaced with common stock of the Company at the time of its initial public offering. These transactions are referred to as the “Reorganization.” On November 7, 2012, the Company completed its initial public offering.

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

Convertible Senior Notes

In June 2015, the Company issued in a private offering $250 million principal amount of 0.00% convertible senior notes due 2020 and, in July 2015, the Company issued an additional $50 million principal amount pursuant to the exercise of the overallotment option granted to the initial purchasers as part of its June 2015 offering (collectively, the “2020 Notes”). In connection with the issuance of these notes, the Company entered into convertible note hedge transactions for which it paid an aggregate amount of $68.3 million. In addition, the Company sold warrants for which it received aggregate proceeds of $30.4 million. Taken together, the Company received total cash proceeds of $256.0 million, net of discounts upon original issuance and offering costs of $6.1 million. Refer to Note 9—Convertible Senior Notes.

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

Fiscal Years

The Company’s fiscal year ends on the Saturday closest to January 31. As a result, the Company’s fiscal year may include 53 weeks. The fiscal years ended January 30, 2016 (“fiscal 2015”), January 31, 2015 (“fiscal 2014”) and February 1, 2014 (“fiscal 2013”) each consisted of 52 weeks.

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

Investments

All of the Company’s investments are classified as available-for-sale and are carried at fair value. The Company invests excess cash primarily in investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, government agency obligations and guaranteed obligations of the U.S. government, all of which are subject to minimal credit and market risks. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized holding gains and losses, net of tax, are recorded in accumulated other comprehensive loss on the consolidated statements of stockholders’ equity until realized. Realized gains and losses, interest income, dividends, and amortization and accretion of purchase premiums and discounts on investments are included in interest expense on the consolidated statements of income. Total interest income and accretion of purchase discounts on investments were $1.5 million and $0.1 million in fiscal 2015, respectively. Total amortization of purchase premiums on investments was $1.2 million in fiscal 2015. The Company did not record any realized gains and losses or dividends in fiscal 2015.

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions in both U.S. dollar and Canadian dollar denominations. Accounts at the U.S. institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and accounts at the Canadian institutions are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian dollars. As of January 30, 2016 and January 31, 2015, and at various time throughout these fiscal years, the Company had cash in financial institutions in excess of the amount insured by the FDIC and CDIC. The Company performs ongoing evaluations of these institutions to limit its concentration of credit risk.

Accounts Receivable

Accounts receivable consist primarily of receivables from the Company’s credit card processors for sales transactions, receivables related to our contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for doubtful accounts, which is recorded on a specific identification basis. The allowance for doubtful accounts was $2.3 million as of both January 30, 2016 and January 31, 2015.

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

Reserves for shrinkage are estimated and recorded throughout the period as a percentage of shipped sales based on historical shrinkage results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic cycle counts and the results of the Company’s annual physical inventory count. Actual inventory shrinkage and obsolescence can vary from estimates due to factors including the mix of the Company’s inventory (which ranges from large furniture to decorative accessories) and execution against loss prevention initiatives in the Company’s stores, distribution centers, off-site storage locations and with its third-party transportation providers.

Due to these factors, the Company’s obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from the Company’s original estimates, the Company will adjust its inventory reserves accordingly throughout the period. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on the Company’s net income or inventory balances. The Company’s inventory reserve balances were $19.3 million and $14.6 million as of January 30, 2016 and January 31, 2015, respectively.

Advertising Expenses

Advertising expenses primarily represent the costs associated with the Company’s catalog mailings, as well as print and website marketing. Total advertising expense, recorded in selling, general and administrative expenses on the consolidated statements of income, were $107.7 million, $114.7 million, and $83.0 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

Capitalized Catalog Costs

Capitalized catalog costs consist primarily of third-party incremental direct costs to prepare, print and distribute Source Books. Such costs are capitalized and amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual Source Book basis. Estimated future revenues are based upon various factors such as the total number of Source Books and pages circulated, the probability and magnitude of consumer response and the merchandise assortment offered. Each Source Book is generally fully amortized within a twelve-month period after they are mailed and the majority of the amortization occurs within the first five to nine months, with the exception of the Holiday Source Books, which are generally fully amortized within a three-month period after they are mailed. Capitalized catalog costs are evaluated for realizability on a regular basis by comparing the carrying amount associated with each Source Book to the estimated probable remaining future sales associated with that Source Book.

The Company’s catalog amortization calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and the probability and magnitude of consumer response to certain Source Books and merchandise assortment offered. If actual revenues associated with the Company’s Source Books differ from its original estimates, the Company adjusts its catalog amortization schedules accordingly. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on the Company’s net income as changes in the assumptions do not impact the total cost of the Source Books to be amortized. However, changes in the assumptions could impact the timing of the future catalog amortization expense recorded to the consolidated statements of income.

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

The Company had $35.8 million and $46.9 million of capitalized catalog costs that are included in prepaid expense and other current assets on the consolidated balance sheets as of January 30, 2016, and January 31, 2015, respectively.

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

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method, generally using the following useful lives:

Category of Property and Equipment	Useful Life
Building and building improvements	40 years
Machinery, equipment and aircraft	3 to 10 years
Furniture, fixtures and equipment	3 to 7 years
Computer software	3 to 7 years

The cost of leasehold improvements and lease acquisitions is amortized over the lesser of the useful life of the asset or the applicable lease term.

The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software, including external costs of materials and services and internal payroll costs related to the software project, within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally between three and seven years.

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use and interest expense is being incurred. The Company capitalized interest of $2.3 million, $1.6 million and $0.9 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. During fiscal 2015, all of the $2.3 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount. During fiscal 2014, $1.1 million of the $1.6 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount.

Property and equipment acquired under non-cancelable leases, which meet the criteria of capital leases, are capitalized and amortized over the lesser of the useful life of the asset or the lease term. For buildings held under capital lease, unless the fair value of the land at lease inception exceeds 25% of the aggregate fair value of the leased land and building, rent payments under the leases are recognized using the effective interest method as a reduction of the capital lease obligation and interest expense. Pursuant to Accounting Standards Codification (“ASC”) 840—Leases (“ASC 840”), at lease inception, if the fair value of the underlying land exceeds 25% of the fair value of the real estate (land and building), the Company allocates a portion of the cash payments under the lease to land rent expense equal to the product of the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate. The remaining cash payment is treated as debt-service payments and recognized as a reduction of the capital lease obligation and an increase in interest expense.

The land purchased by the Company is recorded at cost and is a non-depreciable asset.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Intangible Assets

Intangible assets reflect the value assigned to trademarks, domain names and the fair market value of the Company’s leases. The Company does not amortize trademarks and domain names as the Company defines the life of these assets as indefinite.

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

The Company qualitatively assesses goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During fiscal 2015, the Company performed a qualitative analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of the Company’s goodwill for impairment.

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

The Company’s tests for impairment of goodwill resulted in a determination that the fair value of the Company substantially exceeded the carrying value of the Company’s net assets in fiscal 2015 and fiscal 2014. No impairment to goodwill has been recorded in any period.

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

The Company qualitatively assesses indefinite-lived intangible asset impairment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. During fiscal 2015, the Company performed a qualitative analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the asset’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of the Company’s trademarks or domain names for impairment.

If trademarks and domain names are not qualitatively assessed or if trademarks and domain names are qualitatively assessed and it is determined it is not more likely than not that the asset’s fair value is greater than its carrying amount, an impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, management’s plans for future operations, brand initiatives, recent results of operations and projected future cash flows.

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

The Company recorded an impairment charge in fiscal 2013 of $1.4 million related to the underperformance of a stand-alone RH Baby & Child Gallery, which is included in selling, general and administrative expenses on the consolidated statements of income. The Company did not record an impairment charge on long-lived assets in fiscal 2015 or fiscal 2014.

Lease Accounting

The Company leases stores, distribution facilities, office space and, less significantly, certain machinery and equipment. The Company classifies leases at the inception of the lease as a capital lease or an operating lease.

Build-to-Suit Lease Transactions

The Company is sometimes involved in the construction of leased stores, which, depending on the extent to which it is involved, the Company may be the “deemed owner” of the leased premises for accounting purposes during the construction period pursuant to ASC 840. If the Company is the “deemed owner” for accounting purposes, upon commencement of the construction project, it is required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on its consolidated balance sheets. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of the consolidated statements of cash flows. However, over the lease term, these non-cash additions to property and equipment due to build-to-suit lease transactions do not impact the Company’s cash outflows, nor do they impact net income within the consolidated statements of income.

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

Similar to capital leases, the expense recorded within the consolidated statements of income over the lease term is equal to the cash rent payments made under the lease. The primary difference in the consolidated statements of income between build-to-suit lease transactions and operating leases is the timing of recognition and the classification of expenses. Expenses related to operating leases are classified as rent expense compared to expenses related to build-to-suit lease transactions which are classified as a combination of rent expense, depreciation expense and interest expense.

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

All other leases are considered operating leases in accordance with ASC 840. Assets subject to an operating lease and the related lease payments are not recorded on the consolidated balance sheets. For leases that contain lease incentives, premiums and minimum rent expenses, the Company recognizes rent expense on a straight-line basis over the lease term. Tenant improvement allowances received from landlords under operating leases are recorded in deferred rent and lease incentives on the consolidated balance sheets, and are amortized on a straight-line basis over the lease term.

During fiscal 2015, the Company received $9.2 million related to profit participation arrangements for two of its distribution center facilities. Such amounts were recorded in deferred rent and lease incentives on the consolidated balance sheets and will be amortized on a straight-line basis over the respective lease terms.

Debt Issuance Costs

The Company capitalizes debt issuance costs related to its convertible senior notes and revolving line of credit. Capitalized costs are included in other non-current assets on the consolidated balance sheets as deferred financing fees and convertible debt issuance costs and amortization of such fees are included in interest expense on the consolidated statements of income. Deferred financing fees, and convertible debt issuance costs related to the convertible senior notes are amortized utilizing the effective interest method. Deferred financing fees related to the revolving line of credit are amortized utilizing the straight-line method.

Revenue Recognition

The Company recognizes revenues and the related cost of goods sold when merchandise is received by its customers. Revenues from direct-to-customer and home-delivered sales are recognized when the merchandise is delivered to the customer. Revenues from “cash-and-carry” store sales are recognized at the point of sale in the store. Discounts or other accommodations provided to customers are accounted for as a reduction of sales.

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

A summary of the allowance for sales returns, presented net of cost of goods sold, is as follows (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Balance at beginning of fiscal year	$10,235	$12,142	$5,206
Provision for sales returns	104,028	87,217	86,541
Actual sales returns	(101,575)	(89,124)	(79,605)
Balance at end of fiscal year	$12,688	$10,235	$12,142

Deferred Revenue and Customer Deposits

Deferred revenue represents the revenue associated with orders that have been shipped by the Company to its customers but have not yet been received by the customer. As the Company recognizes revenue when the merchandise is received by its customers, it is included as deferred revenue on the consolidated balance sheets while in-transit.

Customer deposits represent payments made by customers on custom orders. At the time of purchase the Company collects deposits for all custom orders equivalent to 50% of the customer purchase price. Custom order deposits are recognized as revenue when the merchandise is received by the customer.

Gift Cards, Gift Certificates and Merchandise Credits

The Company sells gift cards, gift certificates and issues merchandise credits to its customers in its stores and through its websites and product catalogs. Such gift cards, gift certificates and merchandise credits do not have expiration dates. Revenue associated with gift cards, gift certificates and merchandise credits is deferred until either (i) redemption of the gift cards, gift certificate and merchandise credits or (ii) when the likelihood of redemption is remote and there exists no legal obligation to remit the value of unredeemed gift cards, gift certificates or merchandise credits to the relevant jurisdictions (breakage). The breakage rate is based on monitoring of cards and certificates issued, actual card and certificate redemptions and the Company’s analysis of when it believes it is remote that redemptions will occur. Breakage resulted in a reduction of selling, general and administrative expenses on the consolidated statements of income of $2.0 million, $3.1 million, and $2.9 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

Self Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has a managed self insurance program related to claims filed. Expenses related to this self insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The Company had liabilities of $2.1 million and $3.0 million related to health care coverage as of January 30, 2016 and January 31, 2015, respectively.

The Company is self-insured for all workers’ compensation claims related to incidents incurred after November 1, 2013 and prior to November 1, 2007. The Company had liabilities of $3.0 million and $2.6 million related to workers’ compensation claims as of January 30, 2016 and January 31, 2015, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation in the consolidated financial statements as compensation expense over the requisite service period. In addition, excess tax benefits related to stock-based compensation awards are reflected as financing cash flows. For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of the Company’s stock on the date of grant. The fair value of each option award granted under the Company’s award plan is estimated on the date of grant using a Black-Scholes Merton option pricing model with the following assumptions:

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

Selling, general and administrative expenses for fiscal 2013 include a $33.7 million non-cash compensation charged related to the one-time, fully vested option granted to Gary Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013, a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman, a $4.9 million charge incurred in connection with the legal claim mentioned above and $2.9 million of costs incurred in connection with the Company’s follow-on offerings in May 2013 and July 2013.

Net Income Per Share

Basic net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to stock-based awards with exercise prices less than or equal to the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Potential dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

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

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States of America. Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheets and revenues and expenses are translated at average rates of exchange for the period. The related translation gains (losses) are reflected in the accumulated other comprehensive income section of the consolidated statements of stockholders’ equity. Foreign currency gains (losses) resulting from foreign currency transactions are included in selling, general and administrative expenses on the consolidated statements of income and are not material for all periods presented.

Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in the prior guidance. The Company will also need to apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year from the original effective date. In accordance with the deferral, ASU 2014-09 will become effective beginning after December 15, 2017 for public entities. Early application is permitted for annual reporting periods ending after December 15, 2016. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements and has not selected an adoption date or a transition method.

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

Classification of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Costs associated with line-of-credit arrangements may continue to be recorded as deferred assets. The update requires retrospective application and represents a change in accounting principle. The debt issuance costs guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 will be effective for the Company in its first quarter of fiscal 2016. Early adoption is permitted. The Company has elected not to early adopt. Other than reclassifying $2.1 million as of January 30, 2016 from non-current assets to non-current liabilities on the consolidated balance sheets, the Company does not expect a material impact on its consolidated financial statements upon adoption.

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

Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-11 will be effective for the Company in its first quarter of fiscal 2016. The Company does not currently believe this guidance will have a material impact on its consolidated financial statements.

Business Combinations

In September 2015, the FASB issued Accounting Standards Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The business combination guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. The Company has elected not to early adopt. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Classification of Deferred Taxes

In November 2015, the FASB issued Accounting Standards Update 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in the update. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has elected to early adopt the guidance on a retrospective basis effective with the consolidated balance sheet as of January 30, 2016. This is a change from the Company’s historical presentation whereby certain deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. To conform to the current period presentation, the Company reclassified $27.9 million and $0.1 million, which were previously included in current assets and current liabilities, respectively, as of January 31, 2015, to non-current assets and non-current liabilities, respectively, on the consolidated balance sheets.

Accounting for Leases

In February 2016, the FASB issued Accounting Standards Update 2016-02—Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on its consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements given the Company has a significant number of leases.

Financial Instruments

In January 2016, the FASB issued Accounting Standards Update 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends various aspects of the recognition, measurement, presentation and disclosure for financial instruments. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Recognition of Breakage

In March 2016, the FASB issued Accounting Standard Update No. 2016-04—Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance creates an exception under ASC 405-20—Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective in fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	January 30,	January 31,
	2016	2015
Capitalized catalog costs	$35,836	$46,911
Vendor deposits	22,959	21,585
Prepaid expense and other current assets	20,225	19,480
Total prepaid expense and other current assets	$79,020	$87,976

Other non-current assets consist of the following (in thousands):

	January 30,	January 31,
	2016	2015
Construction related deposits	$15,384	$9,250
Deferred financing fees and convertible debt issuance costs	4,334	3,670
Other deposits	3,635	6,193
Other non-current assets	4,207	3,793
Total other non-current assets	$27,560	$22,906

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	January 30,	January 31,
	2016	2015
Leasehold improvements (1)	$336,995	$280,602
Computer software	96,618	60,650
Furniture, fixtures and equipment	49,650	37,365
Machinery, equipment and aircraft	32,190	15,013
Land	11,188	5,396
Building and building improvements	9,811	2,205
Build-to-suit property (2) (3)	146,550	125,082
Building and equipment under capital leases	8,025	7,937
Total property and equipment	691,027	534,250
Less—accumulated depreciation and amortization (4)	(175,422)	(143,406)
Total property and equipment—net	$515,605	$390,844

(1)	Leasehold improvements include construction in progress of $51.1 million and $47.7 million as of January 30, 2016, and January 31, 2015, respectively.
(2)

The Company capitalizes assets and records a corresponding non-current liability for build-to-suit lease transactions where it is considered the owner, for accounting purposes, during the construction period. Refer to Lease Accounting within Note 3—Significant Accounting Policies.

(3)

In fiscal 2014, the Company concluded that it was the deemed owner for accounting purposes for a new distribution center located in California during the construction period pursuant to ASC 840. During the construction period, the Company capitalized the cash and non-cash assets contributed by the landlord for the construction of the distribution center on its consolidated balance sheets as an increase in property and equipment and an increase in financing obligations under build-to-suit lease transactions. During the fourth quarter of fiscal 2015, upon the completion of the construction period, the Company performed a sale-leaseback analysis and determined that it did not have any prohibitive forms of continuing involvement and therefore removed the asset and corresponding liability of $74.9 million from its consolidated balance sheet as of January 30, 2016. The effected sale leaseback did not have an impact on the consolidated statements of income or consolidated statements of cash flows in fiscal 2015.

(4)	Includes accumulated amortization related to equipment under capital leases of $1.6 million and $0.9 million as of January 30, 2016, and January 31, 2015, respectively.

The Company recorded depreciation expense of $44.2 million, $33.7 million, and $26.5 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of January 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,924	$(1,697)	$—	$227
Fair market write-down (2)	(1,467)	1,289	—	(178)
Total intangible assets subject to amortization	$457	$(408)	$—	$49
Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(160)	$124,301
Trademarks and domain names	$48,309	$—	$—	$48,309

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the consolidated balance sheets.

The following sets forth the goodwill and intangible assets as of January 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$3,110	$(2,419)	$—	$691
Fair market write-down (2)	(1,467)	1,127	—	(340)
Customer relationships (3)	80	(80)	—	—
Total intangible assets subject to amortization	$1,723	$(1,372)	$—	$351
Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(37)	$124,424
Trademarks and domain names	$47,863	$—	$—	$47,863

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the consolidated balance sheets.
(3)	Customer relationships are amortized over a one-year period.

The Company recorded amortization expense related to intangible assets of $0.3 million, $0.7 million, and $1.1 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	January 30,	January 31,
	2016	2015
Accounts payable	$175,024	$133,063
Accrued compensation	27,698	35,942
Accrued freight and duty	27,230	22,747
Accrued sales taxes	19,269	21,240
Accrued occupancy	15,095	7,530
Accrued catalog costs	5,988	4,582
Accrued legal settlements	3,000	4,309
Accrued professional fees	2,736	2,319
Other accrued expenses	4,674	3,427
Total accounts payable and accrued expenses	$280,714	$235,159

Accounts payable included negative cash balances due to outstanding checks of $18.4 million and $17.5 million as of January 30, 2016, and January 31, 2015, respectively.

Other current liabilities consist of the following (in thousands):

	January 30,	January 31,
	2016	2015
Federal and state tax payable	$27,838	$1,509
Unredeemed gift card and merchandise credit liability	24,364	23,004
Allowance for sales returns	12,688	10,235
Capital lease obligations—current	182	255
Other liabilities	—	584
Total other current liabilities	$65,072	$35,587

NOTE 8—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	January 30,	January 31,
	2016	2015
Notes payable for share repurchases	$19,523	$19,285
Capital lease obligations—non-current	7,399	7,487
Unrecognized tax benefits	1,125	1,108
Other non-current obligations	1,302	1,064
Total other non-current obligations	$29,349	$28,944

NOTE 9—CONVERTIBLE SENIOR NOTES

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of January 30, 2016, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of January 30, 2016. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

The Company may not redeem the 2020 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders may require the Company to purchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts were recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other non-current assets on the consolidated balance sheets. During fiscal 2015, the Company recorded $0.6 million related to the amortization of debt issuance costs related to the 2020 Notes.

The carrying value of the 2020 Notes is as follows (in thousands):

January 30,
2016
Liability component
Principal	$300,000
Less: Debt discount	(75,113)
Net carrying amount	$224,887
Equity component (1)	$84,003

(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $8.9 million for the amortization of the debt discount related to the 2020 Notes during fiscal 2015.

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

The Company recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in non-current deferred tax assets on the consolidated balance sheets.

0.00% Convertible Senior Notes due 2019

On June 18, 2014, the Company issued $350 million principal amount of 0.00% convertible senior notes due 2019 (the “2019 Notes”) in a private offering. The 2019 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2019 Notes will mature on June 15, 2019, unless earlier purchased by the Company or converted. The 2019 Notes will not bear interest, except that the 2019 Notes will be subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the 2019

Notes. The 2019 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are also considered “events of default” under the 2019 Notes, which may result in the acceleration of the maturity of the 2019 Notes, as described in the indenture governing the 2019 Notes.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of January 30, 2016, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of January 30, 2016. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with the specified dollar amount of $1,000.

The Company may not redeem the 2019 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders may require the Company to purchase all or a portion of their 2019 Notes for cash at a price equal to 100% of the principal amount of the 2019 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts and commissions payable to the initial purchasers attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the consolidated balance sheets. Third party offering costs attributable to the liability component were recorded as an asset and are presented in other non-current assets on the consolidated balance sheets. The Company recorded $0.8 million and $0.5 million related to the amortization of debt issuance costs in fiscal 2015 and fiscal 2014, respectively, related to the 2019 Notes.

The carrying values of the 2019 Notes are as follows (in thousands):

	January 30,	January 31,
	2016	2015
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(49,289)	(62,513)
Net carrying amount	$300,711	$287,487
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $13.2 million and $8.0 million for the amortization of the debt discount related to the 2019 Notes in fiscal 2015 and fiscal 2014, respectively.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of January 30, 2016, the Company was in compliance with all covenants contained in the credit agreement.

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

On June 27, 2014, the Company paid off the principal balance and related interest under the prior credit agreement of $154.8 million using proceeds from the issuance of the 2019 Notes. As of January 30, 2016, the Company did not have any amounts outstanding under the revolving line of credit. As of January 30, 2016 and January 31, 2015, the Company had $15.0 million and $20.2 million in outstanding letters of credit, respectively. As of January 30, 2016, the Company had $535.4 million undrawn borrowing availability under the revolving line of credit.

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value were as follows (in thousands):

	January 30,			January 31,
	2016			2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$70	$—	$70	$44	$—	$44
Commercial paper	—	46,726	46,726	—	18,248	18,248
Government agency obligations	—	—	—	—	1,001	1,001
Total cash equivalents	70	46,726	46,796	44	19,249	19,293
Short-term investments
Commercial paper	—	15,488	15,488	—	13,996	13,996
Government agency obligations	22,011	93,302	115,313	—	48,172	48,172
Total short-term investments	22,011	108,790	130,801	—	62,168	62,168
Long-term investments
Government agency obligations	7,829	14,225	22,054	—	18,338	18,338
Total long-term investments	7,829	14,225	22,054	—	18,338	18,338
Total	$29,910	$169,741	$199,651	$44	$99,755	$99,799

The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within the Company’s investment portfolio based on stated maturities, which are recorded within cash and cash equivalents, short-term investments and long-term investments on the consolidated balance sheets (in thousands):

	January 30,		January 31,
	2016		2015
	Cost	Fair Value	Cost	Fair Value
Range of maturity
Due within 1 year	$177,564	$177,527	$81,413	$81,419
Due in 1 to 2 years	$22,033	$22,054	$18,324	$18,338

The Company invests excess cash primarily in investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, government agency obligations and guaranteed obligations of the U.S. government, all of which are subject to minimal credit and market risks. The Company estimates the fair value of its commercial paper and U.S. government agency bonds by taking into consideration valuations obtained from third party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trade dates of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities, prepayment/default projections based on historical data; and other observable inputs.

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2015 or fiscal 2014. There were no transfers into or out of level 1 and level 2 during fiscal 2015 or fiscal 2014.

Available-for-sale marketable debt securities are reviewed periodically to identify possible other-than-temporary impairment. Although the Company had certain securities that were in a loss position as of January 30, 2016, the Company has no current requirement or intent to sell the securities in an unrealized loss position nor does it consider any of the unrealized losses to be credit losses. The Company expects to recover up to (or beyond) the initial cost of the investment for securities held. The available-for-sale securities in an unrealized loss position were in such a position for less than twelve months as of January 30, 2016.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes (carrying value excludes the equity component of the 2019 Notes and 2020 Notes classified in stockholders’ equity) were as follows (in thousands):

	January 30,		January 31,
	2016		2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes due 2019	$257,624	$300,711	$260,444	$287,487
Convertible senior notes due 2020	$198,635	$224,887	$—	$—

The fair value of the 2019 Notes and 2020 Notes were determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of the Company’s convertible notes, when available, the Company’s stock price and interest rates based on similar debt issued by parties with credit ratings similar to the Company (Level 2).

As the Company’s debt obligations under the revolving line of credit are variable rate, there are no significant differences between the estimated fair value (level 2) and carrying value.

Non-Financial Assets

As discussed in Note 3—Significant Accounting Policies, the Company did not record an impairment charge on long-lived assets in fiscal 2015 or fiscal 2014. In fiscal 2013, the Company recorded an impairment charge of $1.4 million related to the underperformance of a stand-alone RH Baby & Child Gallery. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $1.4 million to their fair value of zero dollars. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 3—Significant Accounting Policies.

NOTE 12—INCOME TAXES

The following is a summary of the income tax expense (benefit) (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Current
Federal	$55,676	$45,611	$21,593
State	9,112	9,235	4,182
Foreign	227	(596)	(454)
Total current tax expense	65,015	54,250	25,321
Deferred
Federal	(5,691)	3,895	6,215
State	(648)	(973)	(596)
Foreign	105	1	(17)
Total deferred tax expense (benefit)	(6,234)	2,923	5,602
Total income tax expense	$58,781	$57,173	$30,923

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Provision at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax impact	3.7	4.0	5.8
Stock-based compensation	—	—	21.3
Valuation allowance	—	—	(0.1)
Foreign income	(0.1)	(0.3)	(0.2)
Net adjustments to tax accruals and other	0.6	(0.1)	1.2
Effective tax rate	39.2%	38.6%	63.0%

In November 2015, the FASB issued ASU 2015-17, which amends the current requirements for an entity to separate deferred income tax liabilities and assets into current and non-current amounts on the consolidated balance sheets. To simplify the presentation of deferred income taxes, the ASU requires that all deferred tax assets and liabilities be classified as non-current on the consolidated balance sheets. The Company has elected to early adopt the guidance on a retrospective basis effective with the consolidated balance sheet as of January 30, 2016. This is a change from the Company’s historical presentation whereby certain deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. To conform to the current period presentation, the Company reclassified $27.9 million and $0.1 million which were previously included in current assets and current liabilities, respectively, as of January 31, 2015 to non-current assets and non-current liabilities, respectively, on the consolidated balance sheets.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 30,	January 31,
	2016	2015
Non-current deferred tax assets (liabilities)
Stock-based compensation	$32,248	$29,894
Inventory	29,430	26,067
Deferred lease credits	20,074	14,963
Accrued expense	18,964	22,469
Deferred revenue	1,800	1,281
U.S. impact of Canadian transfer pricing	1,420	1,410
Net operating loss carryforwards	214	752
Property and equipment	(24,905)	(17,113)
Trademarks and domain names	(18,414)	(18,271)
Prepaid expense and other	(17,956)	(22,182)
Convertible senior notes	(4,719)	1,035
State tax benefit	(3,052)	(3,350)
Construction allowance	—	(1,697)
Other	1,793	1,378
Non-current deferred tax assets	36,897	36,636
Valuation allowance	(158)	(176)
Net non-current deferred tax assets	36,739	36,460

A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Balance at beginning of fiscal year	$176	$206	$293
Net changes in deferred tax assets and liabilities	(18)	(30)	(87)
Balance at end of fiscal year	$158	$176	$206

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

As of January 30, 2016, the Company has retained a valuation allowance totaling $0.2 million against deferred tax assets for its Shanghai operations.

As of January 30, 2016, the Company had state net operating loss carryovers of $0.2 million. The state net operating loss carryovers will expire in 2019. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). The Company cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

A reconciliation of the exposures related to unrecognized tax benefits is as follows (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Balance at beginning of fiscal year	$940	$1,395	$1,841
Gross decreases—prior period tax positions	(88)	(122)	(151)
Gross increases—current period tax positions	69	—	—
Lapses in statute of limitations	—	(333)	(295)
Balance at end of fiscal year	$921	$940	$1,395

As of both January 30, 2016 and January 31, 2015, $0.9 million of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of January 30, 2016, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company had interest accruals of $0.2 million associated with exposures as of both January 30, 2016, and January 31, 2015.

This Company is subject to tax in the United States, Canada, Shanghai and Hong Kong. The Company could be subject to United States federal and state tax examinations for years 2002 and forward by virtue of net operating loss carryforwards available from those years. There are two tax examination currently in progress in the United States. The Company may also be subject to audits in Canada for years 2008 and forward.

NOTE 13—NET INCOME PER SHARE

The weighted-average shares used for net income per share is as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Weighted-average shares—basic	40,190,448	39,457,491	38,671,564
Effect of dilutive stock-based awards	2,066,111	1,920,719	1,745,066
Weighted-average shares—diluted	42,256,559	41,378,210	40,416,630

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Options	522,390	1,009,157	774,745
Restricted stock units	12,916	4,253	90,988
Total anti-dilutive stock-based awards	535,306	1,013,410	865,733

NOTE 14—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company. The repurchases are settled with the issuance of promissory notes that bear interest, which is paid annually. The Company’s repurchase and promissory note issuance activity is as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Shares repurchased	2,625	251,910	40,353
Fair value at purchase price (in thousands)	$238	$16,575	$2,710
Weighted-average interest rate	3%	5%	5%
Weighted-average term	7 years	8 years	10 years

As of January 30, 2016 and January 31, 2015, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.5 million and $19.3 million, respectively, which is included in other non-current obligations on the consolidated balance sheets. In fiscal 2015, fiscal 2014 and fiscal 2013, the Company recorded interest expense on the outstanding notes of $1.0 million, $0.9 million and $0.1 million, respectively.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of income. The Company recorded stock-based compensation expense of $24.2 million, $17.1 million and $67.6 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

2012 Stock Option Plan and 2012 Stock Incentive Plan

In connection with the Reorganization, the Board of Directors adopted the Restoration Hardware 2012 Stock Option Plan (the “Option Plan”), pursuant to which 6,829,041 fully vested options were granted in connection with the Reorganization to certain of the Company’s employees and advisors, including Mr. Friedman and Mr. Alberini as Co-Chief Executive Officers at the time. The options granted under this plan were fully vested upon the completion of the initial public offering and are subject to resale restrictions whereby the holder may not sell the shares for a period of 20 years after the initial public offering, except as follows: (i) with respect to 875,389 of these shares with an exercise price of $29.00 per share, such resale restrictions lapse over time in accordance with the dates set forth in the applicable award agreement, and (ii) with respect to 5,953,652 shares with an exercise price of $46.50 per share, such resale restrictions lapse on dates after the initial public offering on which the 10-day average closing price per share of the Company’s common stock reaches specified levels ranging from $50.75 to $111.25 for at least 10 consecutive trading days. Aside from these options granted in connection with the Reorganization, no other awards will be granted under the Option Plan.

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

As of January 31, 2015, there were a total of 13,442,519 shares issuable under the Option Plan and Stock Incentive Plan. On February 2, 2015, an additional 797,851 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Option Plan and Stock Incentive Plan to 14,240,370. Awards under the plans reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increase the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan are immediately retired and are no longer available for future issuance. The number of shares available for future issuance under the Stock Incentive Plan as of January 30, 2016 was 2,151,580. There are no more shares available for issuance under the Option Plan. Shares issued as a result of award exercises under the Option Plan and Stock Incentive Plan will be funded with the issuance of new shares.

On February 1, 2016, an additional 811,666 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision.

2012 Stock Option Plan and 2012 Stock Incentive Plan—Stock Options

A summary of stock option activity under the Option Plan and the Stock Incentive Plan for fiscal 2015 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding—January 31, 2015	6,716,306	$51.26
Granted	687,600	89.75
Exercised	(610,641)	42.09
Cancelled	(257,692)	62.96
Outstanding—January 30, 2016	6,535,573	$55.71

The fair value of stock options issued was estimated on the date of grant using the following assumptions:

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Expected volatility	37.7%	39.7%	39.7%
Expected life (years)	6.5	6.5	6.7
Risk-free interest rate	1.8%	2.0%	1.9%
Dividend yield	—	—	—

A summary of additional information about stock options is as follows:

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Weighted-average fair value per share of stock options granted	$36.43	$26.92	$30.49
Aggregate intrinsic value of stock options exercised (in thousands)	$32,590	$62,015	$11,623
Fair value of stock options vested (in thousands)	$8,611	$2,246	$33,871

Information about stock options outstanding, vested or expected to vest, and exercisable as of January 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$24.00 - $39.00	853,342	6.75	$28.29	794,467	$27.85
$46.50 - $46.50	2,976,826	6.75	46.50	2,976,826	46.50
$56.27 - $74.03	938,935	8.27	61.67	83,505	61.70
$75.43 - $75.43	1,020,000	7.42	75.43	1,008,000	75.43
$76.80 - $101.84	746,470	9.20	89.33	20,042	81.60
Total	6,535,573	7.35	$55.71	4,882,840	$49.84
Vested or expected to vest	6,336,741	7.31	$55.00

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of January 30, 2016 was $73.8 million, $73.6 million, and $57.2 million, respectively. Stock options exercisable as of January 30, 2016 had a weighted-average remaining contractual life of 6.92 years.

The Company recorded stock-based compensation expense for stock options of $10.4 million, $6.9 million and $1.3 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. As of January 30, 2016, the total unrecognized compensation expense related to unvested options was $35.9 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.59 years.

2012 Stock Incentive Plan—Restricted Stock Awards

The Company grants restricted stock awards, which include restricted stock and restricted stock units, to its employees and members and advisor of its Board of Directors. A summary of restricted stock award activity under the Stock Incentive Plan for fiscal 2015 is as follows:

	Awards	Weighted-Average Grant Date Fair Value	Intrinsic Value
Outstanding—January 31, 2015	719,998	$64.09
Granted	295,512	90.14
Released	(137,227)	65.69
Cancelled	(72,368)	66.96	$49,660,482
Outstanding—January 30, 2016	805,915	$73.11

A summary of additional information about restricted stock awards is as follows:

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Weighted-average fair value per share of awards granted	$90.14	$63.59	$65.37
Grant date fair value of awards released (in thousands)	$12,223	$6,172	$760

The Company recorded stock-based compensation expense for restricted stock awards of $13.8 million, $10.2 million and $2.7 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. As of fiscal 2015, the total unrecognized compensation expense related to unvested restricted stock awards was $40.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.46 years.

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

During fiscal 2013, 888,616 shares of the 1,331,548 shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units vested in accordance with the performance objectives described above. The Company recorded a non-cash compensation charge of $29.9 million related to these awards in fiscal 2013. As all shares received by Mr. Friedman and Mr. Alberini in replacement of certain of their performance-based units had vested as of the end of fiscal 2013, no additional compensation expense will be recorded in future periods related to these awards.

Aside from the awards described above, no other awards will be granted under the Replacement Plan.

NOTE 16—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. The Company, at its discretion, may contribute funds to the 401(k) plan. The Company made no contributions to the 401(k) plan during fiscal 2015, fiscal 2014, or fiscal 2013.

NOTE 17—RELATED PARTY TRANSACTIONS

Aircraft Time Sharing Agreement

On March 29, 2016, Restoration Hardware, Inc., a wholly-owned subsidiary of the Company entered into an Amended and Restated Aircraft Time Sharing Agreement (the “Time Sharing Agreement”) with Gary Friedman, its Chief Executive Officer. The Time Sharing Agreement governs use of any of the Company’s aircraft (“Corporate Aircraft”) by Mr. Friedman for personal trips and provides that Mr. Friedman will lease such Corporate Aircraft and pay Restoration Hardware, Inc. an amount equal to the aggregate actual expenses of each personal use flight based on the variable costs of the flight, with the amount of such lease payments not to exceed the maximum payment level established under the Federal Aviation Administration rules. Mr. Friedman maintains a deposit with the Company, to be used towards payment of amounts due under the Time Sharing Agreement.

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

NOTE 18—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain property consisting of retail and outlet stores, corporate offices, distribution centers and equipment. A majority of the Company’s leases expire at various dates through fiscal 2032. The Company has a lease for one gallery location that expires in fiscal 2058. The stores, distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property. Most store leases also provide for minimum annual rent payments, with provisions for additional rent based on a percentage of sales, after meeting certain sales thresholds, and for payment of certain expenses.

The aggregate future minimum rent payments under leases in effect as of January 30, 2016, are as follows (in thousands):

Lease agreements accounted for as:	Capital Leases (1)	Operating Leases	Build-to-Suit	Total
2016	$1,147	$78,586	$17,523	$97,256
2017	1,116	67,038	35,353	103,507
2018	1,132	58,518	38,200	97,850
2019	1,155	54,219	39,993	95,367
2020	1,194	48,684	40,525	90,403
Thereafter	10,374	334,880	631,528	976,782
Minimum lease commitments	16,118	$641,925	$803,122	$1,461,165
Less—amount representing interest	(8,537)
Present value of capital lease obligations	7,581
Less—current capital lease obligations	(182)
Non-current capital lease obligations	$7,399

(1)	The current and non-current capital lease obligations are included in other current liabilities and other non-current obligations, respectively, on the consolidated balance sheets.

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

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Lease agreements accounted for as operating leases
Minimum rent	$76,246	$75,654	$66,686
Contingent rent	10,209	7,989	6,208
Total operating leases	$86,455	$83,643	$72,894
Lease agreements accounted for as build-to-suit lease transactions (1)
Minimum rent	$12,755	$7,375	$1,980
Contingent rent	442	122	—
Total build-to-suit lease transactions	$13,197	$7,497	$1,980

(1)

As described in Note 3—Significant Accounting Policies, the cash payments made under leases accounted for as build-to-suit lease transactions get allocated to land rent expense and as debt service payments (a portion to interest expense and a portion to financing obligation). Minimum rent payments recognized as interest expense within the consolidated statements of income were $9.9 million, $5.3 million and $1.1 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The remaining minimum rent in fiscal 2015, fiscal 2014 and fiscal 2013 are included in cost of goods sold on the consolidated statements of income. Contingent rent under build-to-suit lease transactions is recognized as interest expense within the consolidated statements of income.

In addition to the above, non-cash rent expense recognized within the consolidated statements of income was $2.9 million, $2.9 million and $3.9 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, which represents the straight-line impact and amortization of tenant allowances under operating leases and land rent expense recorded for build-to-suit lease transactions prior to cash payments occurring under the leases.

Commitments

The Company had no material off balance sheet commitments as of January 30, 2016.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of January 30, 2016, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements.

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

Net revenues in each category were as follows (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Furniture	$1,295,486	$1,116,351	$909,390
Non-furniture	813,520	751,071	641,571
Total net revenues	$2,109,006	$1,867,422	$1,550,961

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in fiscal 2015, fiscal 2014, or fiscal 2013.

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2015 and fiscal 2014 are set forth below (in thousands, except share and per share amounts):

	Three Months Ended
	May 2,	August 1,	October 31,	January 30,
Fiscal 2015	2015	2015	2015	2016
Net revenues	$422,445	$506,942	$532,411	$647,208
Gross profit	143,418	194,263	190,750	224,261
Net income	7,156	29,935	20,710	33,302
Weighted-average shares used in computing basic net income per share	39,913,946	40,045,850	40,282,734	40,522,242
Basic net income per share	$0.18	$0.75	$0.51	$0.82
Weighted-average shares used in computing diluted net income per share	41,959,718	42,243,910	42,413,657	42,225,070
Diluted net income per share	$0.17	$0.71	$0.49	$0.79

	Three Months Ended
	May 3,	August 2,	November 1,	January 31,
Fiscal 2014	2014	2014	2014	2015
Net revenues	$366,254	$433,766	$484,675	$582,727
Gross profit	124,349	167,909	180,373	218,143
Net income	1,795	27,253	19,429	42,525
Weighted-average shares used in computing basic net income per share	39,152,923	39,436,255	39,507,272	39,734,145
Basic net income per share	$0.05	$0.69	$0.49	$1.07
Weighted-average shares used in computing diluted net income per share	40,787,726	41,262,629	41,392,831	41,777,509
Diluted net income per share	$0.04	$0.66	$0.47	$1.02

The three months ended May 3, 2014 included a $9.2 million charge incurred in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The three months ended January 31, 2015 included a reversal of estimated expenses of $1.5 million associated with this matter based on a revision of estimated class member response. Refer to Note 18—Commitments and Contingencies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Restoration Hardware Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Restoration Hardware Holdings, Inc. and its subsidiaries at January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 30, 2016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that as of January 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of January 30, 2016 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of January 30, 2016. The effectiveness of the Company’s internal control over financial reporting as of January 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this item will be contained in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015
•	Consolidated Statements of Income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014
•	Consolidated Statements of Comprehensive Income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014
•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014
•	Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014
•	Notes to the Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
2.	Financial Statement Schedules

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

Date: March 30, 2016

POWER OF ATTORNEY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30th, 2016.

/s/ Gary Friedman	/s/ Karen Boone
Gary Friedman Chairman and Chief Executive Officer (Principal Executive Officer)	Karen Boone Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Carlos Alberini	/s/ Eri Chaya
Carlos Alberini Director	Eri Chaya Director

/s/ J. Michael Chu	/s/ Mark Demilio
J. Michael Chu Director	Mark Demilio Director

/s/ Katie Mitic	/s/ Thomas Mottola
Katie Mitic Director	Thomas Mottola Director

/s/ Ali Rowghani	/s/ Leonard Schlesinger
Ali Rowghani Director	Leonard Schlesinger Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Restoration Hardware Holdings, Inc.	10-K	001-35720	April 29, 2013	3.1

3.2	Amended and Restated Bylaws of Restoration Hardware Holdings, Inc.	8-K	001-35720	July 2, 2013	3.1

4.1	Form of Restoration Hardware Holdings, Inc.’s Common Stock Certificate.	S-1/A	333-176767	October 23, 2012	4.1

4.2	Indenture dated June 24, 2014, between Restoration Hardware Holdings, Inc. and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2019.	8-K	001-35720	June 24, 2014	4.1

4.3	Indenture dated June 23, 2015, between Restoration Hardware Holdings, Inc., the Guarantor and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2020.	8-K	001-35720	June 24, 2015	4.1

10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4

10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1

10.3*	Employment Agreement dated as of November 1, 2012, by and between Restoration Hardware, Inc. and Karen Boone.	10-K	001-35720	April 29, 2013	10.9

10.4*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2

10.5*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3

10.6*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4

10.7*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2

10.8*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17

10.9	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.10	Form of Base Warrant Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.2

10.11	Form of Additional Convertible Bond Hedge Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.3

10.12	Form of Additional Warrant Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.4

10.13	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary G. Friedman.	—	—	—	—	X

10.14	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2015	10.1

10.15	Form of Base Warrant Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2015	10.2

10.16	Tenth Amended and Restated Credit Agreement dated as of November 24, 2014 among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	December 1, 2014	10.1

10.17	First Amendment to Tenth Amended and Restated Credit Agreement dated as of August 12, 2015 among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	10-Q	001-35720	December 10, 2015	10.1

21.1	Subsidiary List	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X

24.1	Power of Attorney (included on signature page)	—	—	—	—	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
31.2	Certification of Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Extension Definition	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.