Form 10-Q
period 2016-04-30
Restoration Hardware Holdings Inc
filed 2016-06-09
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

As of June 3, 2016, 40,606,527 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

PART I

Item 1. Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	April 30,	January 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$237,156	$349,897
Short-term investments	100,095	130,801
Accounts receivable—net	32,080	28,567
Merchandise inventories	763,055	725,392
Prepaid expense and other current assets	112,049	79,020
Total current assets	1,244,435	1,313,677
Long-term investments	10,859	22,054
Property and equipment—net	558,431	515,605
Goodwill	124,435	124,301
Trademarks and other intangible assets	48,570	48,536
Non-current deferred tax assets	36,976	36,739
Other non-current assets	27,302	25,462
Total assets	$2,051,008	$2,086,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$248,971	$280,714
Deferred revenue and customer deposits	117,741	106,769
Other current liabilities	40,225	65,072
Total current liabilities	406,937	452,555
Convertible senior notes due 2019—net	301,311	297,703
Convertible senior notes due 2020—net	223,895	220,000
Financing obligations under build-to-suit lease transactions	154,953	146,621
Deferred rent and lease incentives	55,058	53,986
Other non-current obligations	29,326	29,349
Total liabilities	1,171,480	1,200,214
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of April 30, 2016 and January 30, 2016	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 40,900,613 shares issued and 40,605,725 shares outstanding as of April 30, 2016; 40,878,163 shares issued and 40,583,275 shares outstanding as of January 30, 2016	4	4
Additional paid-in capital	767,643	763,566
Accumulated other comprehensive income (loss)	61	(2,700)
Retained earnings	131,343	144,813
Treasury stock—at cost, 294,888 shares as of both April 30, 2016 and January 30, 2016	(19,523)	(19,523)
Total stockholders’ equity	879,528	886,160
Total liabilities and stockholders’ equity	$2,051,008	$2,086,374

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	April 30,	May 2,
	2016	2015
Net revenues	$455,456	$422,445
Cost of goods sold	327,981	279,027
Gross profit	127,475	143,418
Selling, general and administrative expenses	138,950	126,389
Income (loss) from operations	(11,475)	17,029
Interest expense—net	10,528	5,649
Income (loss) before income taxes	(22,003)	11,380
Income tax expense (benefit)	(8,533)	4,224
Net income (loss)	$(13,470)	$7,156
Weighted-average shares used in computing basic net income (loss) per share	40,588,081	39,913,946
Basic net income (loss) per share	$(0.33)	$0.18
Weighted-average shares used in computing diluted net income (loss) per share	40,588,081	41,959,718
Diluted net income (loss) per share	$(0.33)	$0.17

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,	May 2,
	2016	2015
Net income (loss)	$(13,470)	$7,156
Net gains (losses) from foreign currency translation	2,669	220
Net unrealized holding gains (losses) on available-for-sale investments	92	(2)
Total comprehensive income (loss)	$(10,709)	$7,374

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,	May 2,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,470)	$7,156
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,554	9,979
Amortization of debt discount	7,057	3,250
Excess tax (benefit) shortfall from exercise of stock options	76	(1,075)
Stock-based compensation expense	3,998	5,299
Other non-cash interest expense	1,126	536
Change in assets and liabilities:
Accounts receivable	(3,504)	472
Merchandise inventories	(37,228)	(42,253)
Prepaid expense and other assets	(33,098)	(11,189)
Accounts payable and accrued expenses	(30,546)	7,673
Deferred revenue and customer deposits	10,972	3,046
Other current liabilities	(25,143)	1,444
Deferred rent and lease incentives	894	1,266
Other non-current obligations	20	17
Net cash used in operating activities	(106,292)	(14,379)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(45,276)	(29,227)
Construction related deposits	(3,551)	—
Purchase of trademarks and domain names	(164)	—
Purchase of investments	(44,604)	(19,471)
Maturities of investments	54,368	15,000
Sales of investments	31,896	—
Net cash used in investing activities	(7,331)	(33,698)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases	(85)	(83)
Proceeds from exercise of stock options	296	2,221
Excess tax benefit (shortfall) from exercise of stock options	(76)	1,075
Tax withholdings related to issuance of stock-based awards	(141)	(376)
Net cash provided by (used in) financing activities	(6)	2,837
Effects of foreign currency exchange rate translation	888	73
Net decrease in cash and cash equivalents	(112,741)	(45,167)
Cash and cash equivalents
Beginning of period	349,897	148,934
End of period	$237,156	$103,767
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$10,721	$8,380
Property and equipment additions due to build-to-suit lease transactions	7,775	47,404
Property and equipment additions from use of construction related deposits	1,740	2,942

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

Restoration Hardware Holdings, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware, and child and teen furnishings. These products are sold through the Company’s stores, catalogs and websites. As of April 30, 2016, the Company operated a total of 69 retail stores and 19 outlet stores in 29 states, the District of Columbia and Canada, and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments necessary to fairly state the Company’s financial position as of April 30, 2016, and the results of operations for the three months ended April 30, 2016 and May 2, 2015. The Company’s current fiscal year ends on January 28, 2017 (“fiscal 2016”).

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (the “2015 Form 10-K”). Certain prior year amounts have been reclassified for consistency with the current period presentation. This reclassification had no effect on the previously reported consolidated results of operations or cash flows, and did not have a material effect on the previously reported consolidated financial position.

The results of operations for the three months ended April 30, 2016 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

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

Consolidation Accounting

In February 2015, the FASB issued Accounting Standards Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments to the guidance are effective for fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2016), and interim periods within those years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Classification of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Costs associated with line-of-credit arrangements may continue to be recorded as deferred assets. The update requires retrospective application and represents a change in accounting principle. The debt issuance costs guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the guidance on a retrospective basis in the first quarter of fiscal 2016. This is a change from the Company’s historical presentation whereby third party offering costs of the Company’s convertible senior notes were classified within other non-current asset on the consolidated balance sheets. To conform to the current period presentation, the Company reclassified $2.1 million as of January 30, 2016 from non-current assets to non-current liabilities on the condensed consolidated balance sheets.

Software Licenses in Cloud Computing Arrangements

In April 2015, the FASB issued Accounting Standards Update No. 2015-05—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015, and interim periods within those years. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Business Combinations

In September 2015, the FASB issued Accounting Standards Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The business combination guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Stock-Based Compensation

In March 2016, the FASB issued Accounting Standard Update No. 2016-09—Improvements to Employee Share Based Payment Accounting. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective in fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	April 30,	January 30,
	2016	2016
Capitalized catalog costs	$40,516	$35,836
Vendor deposits	33,868	22,959
Federal and state tax receivable	10,717	—
Prepaid expense and other current assets	26,948	20,225
Total prepaid expense and other current assets	$112,049	$79,020

Other non-current assets consist of the following (in thousands):

	April 30,	January 30,
	2016	2016
Construction related deposits	$17,195	$15,384
Other deposits	3,676	3,635
Deferred financing fees	2,059	2,236
Other non-current assets	4,372	4,207
Total other non-current assets	$27,302	$25,462

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of April 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,924	$(1,720)	$—	$204
Fair market write-down (2)	(1,467)	1,308	—	(159)
Total intangible assets subject to amortization	$457	$(412)	$—	$45
Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(26)	$124,435
Trademarks and domain names	$48,366	$—	$—	$48,366

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

The following sets forth the goodwill and intangible assets as of January 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,924	$(1,697)	$—	$227
Fair market write-down (2)	(1,467)	1,289	—	(178)
Total intangible assets subject to amortization	$457	$(408)	$—	$49
Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(160)	$124,301
Trademarks and domain names	$48,309	$—	$—	$48,309

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	April 30,	January 30,
	2016	2016
Accounts payable	$148,535	$175,024
Accrued compensation	32,744	27,698
Accrued freight and duty	21,304	27,230
Accrued sales taxes	14,649	19,269
Accrued occupancy	12,066	15,095
Accrued catalog costs	6,921	5,988
Accrued professional fees	5,869	2,736
Accrued legal settlements	2,575	3,000
Other accrued expenses	4,308	4,674
Total accounts payable and accrued expenses	$248,971	$280,714

Accounts payable included negative cash balances due to outstanding checks of $7.8 million and $18.4 million as of April 30, 2016 and January 30, 2016, respectively.

Other current liabilities consist of the following (in thousands):

	April 30,	January 30,
	2016	2016
Unredeemed gift card and merchandise credit liability	$30,628	$24,364
Allowance for sales returns	9,458	12,688
Capital lease obligations—current	139	182
Federal and state tax payable	—	27,838
Total other current liabilities	$40,225	$65,072

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	April 30,	January 30,
	2016	2016
Notes payable for share repurchases	$19,523	$19,523
Capital lease obligations—non-current	7,374	7,399
Unrecognized tax benefits	1,139	1,125
Other non-current obligations	1,290	1,302
Total other non-current obligations	$29,326	$29,349

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of April 30, 2016, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of April 30, 2016. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were composed of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During the three months ended April 30, 2016, the Company recorded $0.2 million related to the amortization of debt issuance costs.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	April 30,	January 30,
	2016	2016
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(71,456)	(75,113)
Net carrying amount	$228,544	$224,887
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.7 million for the amortization of the debt discount related to the 2020 Notes during the three months ended April 30, 2016.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of April 30, 2016, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of April 30, 2016. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount of $1,000.

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

Debt issuance costs related to the 2019 Notes were composed of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During both the three months ended April 30, 2016 and May 2, 2015, the Company recorded $0.2 million related to the amortization of debt issuance costs.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	April 30,	January 30,
	2016	2016
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(45,889)	(49,289)
Net carrying amount	$304,111	$300,711
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.4 million and $3.3 million for the amortization of the debt discount related to the 2019 Notes during the three months ended April 30, 2016 and May 2, 2015, respectively.

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

As of April 30, 2016, the Company did not have any amounts outstanding under the revolving line of credit. As of April 30, 2016, the Company had $555.5 million undrawn borrowing availability under the revolving line of credit. As of April 30, 2016 and January 30, 2016, the Company had $14.9 million and $15.0 million in outstanding letters of credit, respectively.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of April 30, 2016, the Company was in compliance with all covenants contained in the credit agreement.

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value were as follows (in thousands):

	April 30,			January 30,
	2016			2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$250	$—	$250	$70	$—	$70
Commercial paper	—	16,989	16,989	—	46,726	46,726
Total cash equivalents	250	16,989	17,239	70	46,726	46,796
Short-term investments
Commercial paper	—	17,668	17,668	—	15,488	15,488
Government agency obligations	29,844	52,583	82,427	22,011	93,302	115,313
Total short-term investments	29,844	70,251	100,095	22,011	108,790	130,801
Long-term investments
Government agency obligations	—	10,859	10,859	7,829	14,225	22,054
Total long-term investments	—	10,859	10,859	7,829	14,225	22,054
Total	$30,094	$98,099	$128,193	$29,910	$169,741	$199,651

The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within the Company’s investment portfolio based on stated maturities, which are recorded within cash and cash equivalents, short-term investments and long-term investments on the condensed consolidated balance sheets (in thousands):

	April 30,		January 30,
	2016		2016
	Cost	Fair Value	Cost	Fair Value
Range of maturity
Due within 1 year	$117,028	$117,084	$177,564	$177,527
Due in 1 to 2 years	$10,838	$10,859	$22,033	$22,054

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the three months ended April 30, 2016 or May 2, 2015. There were no transfers into or out of level 1 and level 2 during the three months ended April 30, 2016 or May 2, 2015.

Available-for-sale marketable debt securities are reviewed periodically to identify possible other-than-temporary impairment. Although the Company had certain securities that were in a loss position as of April 30, 2016, the Company has no current requirement or intent to sell the securities in an unrealized loss position nor does it consider any of the unrealized losses to be credit losses. The Company expects to recover up to (or beyond) the initial cost of the investment for securities held. The available-for-sale securities in an unrealized loss position were in such a position for less than twelve months as of April 30, 2016.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes (carrying value excludes the equity component of the 2019 Notes and 2020 Notes classified in stockholders’ equity) were as follows (in thousands):

	April 30,		January 30,
	2016		2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes due 2019	$281,181	$304,111	$257,624	$300,711
Convertible senior notes due 2020	$221,798	$228,544	$198,635	$224,887

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

Non-Financial Assets

The Company did not record an impairment charge on long-lived assets during the three months ended April 30, 2016 or May 2, 2015.

NOTE 10—INCOME TAXES

The Company recorded an income tax benefit of $8.5 million in the three months ended April 30, 2016 compared to income tax expense of $4.2 million in the three months ended May 2, 2015. The effective tax rate was 38.8% and 37.1% for the three months ended April 30, 2016 and May 2, 2015, respectively.

As of both April 30, 2016 and January 30, 2016, $0.9 million of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures that would, if realized, reduce the amount of net operating losses that would ultimately be utilized. As of April 30, 2016, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 11—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share is presented in the table below. As the Company was in a net loss position for the three months ended April 30, 2016, weighted-average shares outstanding for basic and diluted are equal.

	Three Months Ended
	April 30,	May 2,
	2016	2015
Weighted-average shares—basic	40,588,081	39,913,946
Effect of dilutive stock-based awards	—	2,045,772
Weighted-average shares—diluted	40,588,081	41,959,718

The following number of options and restricted stock units were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	April 30,	May 2,
	2016	2015
Options	7,590,257	129,508
Restricted stock units	1,233,282	4,855
Total anti-dilutive stock-based awards	8,823,539	134,363

NOTE 12—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company. During the three months ended April 30, 2016 and May 2, 2015, no shares were repurchased.

As of both April 30, 2016 and January 30, 2016, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended April 30, 2016 and May 2, 2015, the Company recorded interest expense on the outstanding notes of $0.2 million.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $4.0 million and $5.3 million during the three months ended April 30, 2016 and May 2, 2015, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Option Plan and 2012 Stock Incentive Plan

As of April 30, 2016, 7,590,257 options were outstanding with a weighted-average exercise price of $53.51 per share and 4,920,029 options were vested with a weighted-average exercise price of $50.06 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of April 30, 2016 was $12.8 million, $12.8 million, and $12.0 million, respectively. Stock options exercisable as of April 30, 2016 had a weighted-average remaining contractual life of 6.73 years. As of April 30, 2016, the total unrecognized compensation expense related to unvested options was $47.7 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.14 years.

As of April 30, 2016, the Company had 1,233,282 restricted stock unit awards outstanding with a weighted-average grant date fair value of $61.02 per share. During the three months ended April 30, 2016, 14,088 restricted stock unit awards with a weighted-average grant date fair value of $67.27 per share vested. As of April 30, 2016, there was $51.0 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 4.04 years.

NOTE 14—RELATED PARTY TRANSACTIONS

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of April 30, 2016, other than its obligations in connection with the acquisition of the business Waterworks. Refer to Note 17—Subsequent Event.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of April 30, 2016, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements.

Hernandez v. Restoration Hardware

On October 21, 2008, Mike Hernandez, individually and on behalf of others similarly situated, filed a class action in the Superior Court of the State of California for the County of San Diego against Restoration Hardware, Inc. alleging principally that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. On May 23, 2014, in response to a directive from the Court, the parties filed a joint statement as to the parties’ agreed-upon claims process for the class members as well as to other matters related to this proceeding. On September 5, 2014, the Court granted plaintiffs’ motion for attorneys’ fees, costs, and awards, and awarded $9.5 million in fees and costs to plaintiffs’ attorneys. The Court entered judgment on September 29, 2014 and, on November 21, 2014, a class member filed a notice of appeal from the judgment. As a result of the appeal, the judgment was stayed until January 10, 2015. The appeal remains pending but the judgment is enforceable. As a result of these developments, during fiscal 2014, the Company recorded a $9.5 million charge related to this matter that was subsequently decreased to approximately $8 million. The decrease of approximately $1.5 million was based on a revision of estimated class member response. On March 16, 2015, the Company, through the third party claims administrator, began mailing the class action award to class members. The Company, through the third party claims administrator, paid approximately $2.4 million in cash awards to the class members and mailed 33% discount coupons, good for one year, on purchases up to $10,000, to class members that did not request the cash award. During a hearing on April 16, 2015, the Court provided additional guidance regarding the manner in which class members can use the 33% merchandise discount coupon. Specifically, the court ordered that the 33% coupons may be combined with the Company’s other promotional offers. The coupons expired on March 16, 2016. On April 5, 2016, the Company provided an accounting of satisfaction of judgment to the Court and the Court has not issued its final order.

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

Net revenues in each category were as follows (in thousands):

	Three Months Ended
	April 30,	May 2,
	2016	2015
Furniture	$290,426	$272,275
Non-furniture	165,030	150,170
Total net revenues	$455,456	$422,445

The Company is domiciled in the United States and operates stores in the United States and Canada. Revenues from Canadian operations, and the long-lived assets in Canada, are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three months ended April 30, 2016 or May 2, 2015.

NOTE 17—SUBSEQUENT EVENT

On May 27, 2016, Restoration Hardware Holdings, Inc. acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks,” for consideration consisting of approximately $118.4 million in cash, which amount is subject to adjustment for changes in working capital and other items, and was funded from the Company’s existing cash balances. After the transaction, and giving effect to equity interests acquired by management in the business, the Company owns in excess of 90% of the total equity interests in Waterworks.

Waterworks and the Company together are the first fully integrated luxury home platform in the world—offering a complete collection for every room of the home, in every channel, to both design professionals and consumers. During the three months ended April 30, 2016, the Company incurred $2.1 million in costs associated with the transaction, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2015 Form 10-K.

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “short term,” “non-recurring,” “one-time, “unusual,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results and matters that we identify as “short term,” “non-recurring,” “unusual,”  “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (“2015 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2015 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware, and child and teen furnishings. Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. We position our galleries as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. As of April 30, 2016, we operated a total of 69 retail galleries, consisting of 53 legacy Galleries, 6 larger format Design Galleries, 4 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries, as well as 19 outlet stores, throughout the United States and Canada.

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

•	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
•	Growing our merchandise assortment;
•	Introducing new products and categories, including our introduction of RH Modern and the addition of the Waterworks business;
•	Expanding our service offerings;
•	Exploring and testing new business opportunities complementary to our core business; and

•	Increasing brand awareness and customer loyalty through our circulation strategy, our digital marketing initiatives and our advertising and public relations activities and events.
•

Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, we are also working to enhance the brand experience in other aspects of our business. We are making changes in many aspects of our business processes that affect our customers, including improvements in product quality and enhancements in sourcing, product availability, in-home delivery and all aspects of customer care and service. We also believe that the introduction of experiential brand-enhancing products and services, such as expanded design ateliers, interior design services and cafes, is further enhancing our customers’ in-store experience, in addition to allowing us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

•	Increase Operating Margins. Key areas in which we believe we have opportunities to increase operating margins include:
•	Occupancy leverage;
•	Advertising cost leverage;
•	Improved product margin and shipping efficiencies; and
•	Other selling, general and administrative expenses.
•

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States and Canada over the next several years. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

Our business is currently being affected by certain macroeconomic factors. We have generally seen underperformance in the markets associated with energy and oil production, as well as certain markets affected by currency fluctuations, in addition to a weakness in consumer spending at the luxury end of the retail market. We expect that these headwinds tied to macroeconomic factors may continue in future quarters.

As a result of the number of current business initiatives we are pursuing, we have experienced in the past and may experience in the future significant period-to-period variability in our financial performance and results of operations. For example, although our introduction of RH Modern has been met with considerable demand for our products, during the first quarter of fiscal 2016 we encountered difficulties in ramping up production in response to this demand. Due in part to difficulties experienced in meeting the production requirements of RH Modern, we increased our efforts to elevate the customer experience during the first quarter of fiscal 2016. This resulted in substantial customer accommodations and related expenses and has negatively affected our financial results in the near term.

In March 2016 we introduced the RH Grey Card program, an exclusive new membership program that reimagines and simplifies the shopping experience. For a $100 annual fee, the RH Grey Card provides 25% savings on RH products, every day, across all of our brands—RH, RH Modern, RH Baby & Child, RH TEEN and RH Contemporary Art. In addition to 25% off all regular-priced merchandise all the time, RH Grey Card members will also enjoy 10% savings on all sale merchandise, complimentary interior design services, a dedicated concierge service to manage orders, eligibility for preferred financing plans on the RH Credit Card and early access to clearance events. The annual fee will be recognized as revenue evenly over the membership period.

We have introduced the RH Grey Card in order to move our primary business away from its traditional reliance on promotions and discounts, which has changed the promotional cadence of our business from historical norms. The multiple sale events and email communications during the year did not reflect the brand we are building, nor were those promotions aligned with how our customers shop with us. Our business has evolved from a “product” based business to a “project” based business. The RH Grey Card allows our customers to shop for what they want, when they want, and receive the greatest value. Since the launch of the RH Grey Card, we are learning that the selling cycle with members is longer, as transactions are not closed with the urgency of artificially imposed sale deadlines, and the timing of recognizing membership revenues will depress margins in the short term.

In addition, during the first and second fiscal quarters of fiscal 2016, we have commenced other initiatives, including efforts to streamline our overall organization which will lead to reductions in personnel and efforts to optimize our inventory levels and network design, which may require additional investments. Although we expect these initiatives to yield substantial operational and financial improvements over time, in the short term these initiatives will lead to costs and charges that may adversely affect our near term operating and financial results.

The rate of growth in our revenue and the extent of improvements in our financial performance have changed from quarter to quarter based upon a range of business factors. We expect fluctuations in our rate of revenue growth and in our financial performance to continue in future periods as we continue to pursue new business initiatives. In addition, we anticipate that our net revenues, adjusted net income and other performance metrics will remain variable as our business model continues to emphasize growth.

While the combination of the above factors may create additional uncertainty with respect to our financial results in the near term and makes our ability to provide financial guidance about the business subject to higher than normal levels of uncertainty, we continue to make strategic investments that we believe will position us for further growth in the future.

Acquisition of Waterworks

On May 27, 2016, we acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks,” for consideration consisting of approximately $118.4 million in cash, which amount is subject to adjustment for changes in working capital and other items, and was funded from our existing cash balances. After the transaction, and giving effect to equity interests acquired by management in the business, we own in excess of 90% of the total equity interests in Waterworks.

Waterworks and RH together are the first fully integrated luxury home platform in the world—offering a complete collection for every room of the home, in every channel, to both design professionals and consumers. During the three months ended April 30, 2016, the Company incurred $2.1 million in costs associated with the transaction.

Waterworks has long been the definition of the well-appointed bath, and is the only complete bath and kitchen business offering fittings, fixtures, furniture, furnishings, accessories, lighting, hardware and surfaces under one brand in the market. Waterworks is composed of the Waterworks, Waterworks Kitchen and Waterworks Studio brands, all built on a foundation of impeccable style, design integrity, quality and craftsmanship. Waterworks prides itself on its deep relationships in the design community and the technical expertise and tenure of its people.

Although we are enthusiastic about the opportunities that the transaction with Waterworks presents for our business, any transaction of this kind is subject to inherent risks, including risks related to management and integration of a new and separate business that operates differently than our historical business. For a further discussion of risks and uncertainties related to our efforts to acquire new business operations and to manage those operations following an acquisition, see the Item 1A—Risk Factors within our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of operations and other financial and operating data.

	Three Months Ended
	April 30,	May 2,
	2016	2015
	(dollars in thousands, excluding per square foot store data)
Consolidated Statements of Operations:
Net revenues	$455,456	$422,445
Cost of goods sold	327,981	279,027
Gross profit	127,475	143,418
Selling, general and administrative expenses	138,950	126,389
Income (loss) from operations	(11,475)	17,029
Interest expense—net	10,528	5,649
Income (loss) before income taxes	(22,003)	11,380
Income tax expense (benefit)	(8,533)	4,224
Net income (loss)	$(13,470)	$7,156
Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	44%	49%
Growth in net revenues:
Stores (2)	19%	13%
Direct	-4%	18%
Total	8%	15%
Comparable brand revenue growth (3)	4%	15%
Retail (4):
Retail stores open at beginning of period	69	67
Stores opened	—	1
Stores closed	—	1
Retail stores open at end of period	69	67
Total leased square footage at end of period (in thousands) (5)	1,011	857
Total leased selling square footage at beginning of period (in thousands) (6)	725	607
Total leased selling square footage at end of period (in thousands) (6)	725	605
Weighted-average leased square footage (in thousands) (7)	1,011	846
Weighted-average leased selling square footage (in thousands) (7)	725	606
Retail sales per leased selling square foot (8)	$315	$304
Capital expenditures (9)	$45,276	$29,227
Adjusted net income (loss) (10)	$(2,066)	$9,842

(1)	Direct revenues include sales through our Source Books and websites.
(2)	Stores data represents retail stores plus outlet stores.
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
(5)

Total leased square footage for the three months ended May 2, 2015 includes approximately 5,000 square feet related to one owned store location. Total leased square footage for the three months ended April 30, 2016 includes approximately 24,000 square feet related to two owned store locations.

(6)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for the three months ended May 2, 2015 includes approximately 5,000 square feet related to one owned store location. Leased selling square footage for the three months ended April 30, 2016 includes approximately 13,000 square feet related to two owned store locations.

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

(9)

Capital expenditures include the acquisition of buildings and land. Additionally, during the three months ended April 30, 2016 we made payments of $3.6 million to escrow accounts for future construction of next generation Design Galleries.

(10)

Adjusted net income (loss) is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income (loss) as net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Adjusted net income (loss) is included in this filing because management believes that adjusted net income (loss) provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Three Months Ended
	April 30,	May 2,
	2016	2015
	(in thousands)
Net income (loss)	$(13,470)	$7,156
Adjustments pre-tax:
Legal claim (a)	8,701	1,568
Amortization of debt discount (b)	6,442	2,702
Acquisition related costs (c)	2,069	—
Reorganization related costs (d)	1,415	—
Subtotal adjusted items	18,627	4,270
Impact of income tax items (e)	(7,223)	(1,584)
Adjusted net income (loss)	$(2,066)	$9,842

(a)

Represents the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.

(b)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their respective terms. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.6 million and $0.5 million during the three months ended April 30, 2016 and May 2, 2015, respectively.

(c)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.
(d)	Represents costs associated with a reorganization, which include severance and related taxes.
(e)	The adjustments for the three months ended April 30, 2016 and May 2, 2015 represent the tax effect of the adjusted items based on our effective tax rates of 38.8% and 37.1%, respectively.

The following table sets forth our consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended
	April 30,	May 2,
	2016	2015
Consolidated Statements of Operations:
Net revenues	100.0%	100.0%
Cost of goods sold	72.0	66.1
Gross profit	28.0	33.9
Selling, general and administrative expenses	30.5	29.9
Income (loss) from operations	-2.5	4.0
Interest expense—net	2.3	1.3
Income before income (loss) taxes	-4.8	2.7
Income tax expense (benefit)	-1.8	1.0
Net income (loss)	-3.0%	1.7%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our direct net revenues, which include sales through our catalogs and websites.

	Three Months Ended
	April 30,	May 2,
	2016	2015
	(in thousands)
Stores	$256,076	$214,745
Direct	199,380	207,700
Net revenues	$455,456	$422,445

Three Months Ended April 30, 2016 Compared to Three Months Ended May 2, 2015

Net revenues

Net revenues increased $33.1 million, or 7.8%, to $455.5 million in the three months ended April 30, 2016 compared to $422.4 million in the three months ended May 2, 2015. Comparable brand revenue growth was 4% for the three months ended April 30, 2016. We had 69 and 67 retail stores open at April 30, 2016 and May 2, 2015, respectively. Stores net revenues increased $41.3 million, or 19.2%, to $256.1 million in the three months ended April 30, 2016 compared to $214.7 million in the three months ended May 2, 2015. Direct net revenues decreased $8.3 million, or 4.0%, to $199.4 million in the three months ended April 30, 2016 compared to $207.7 million in the three months ended May 2, 2015.

The increase in net revenues was primarily due to the introduction of new products and new product categories, including the introduction of RH Modern and RH TEEN in 2015, and the expansion of existing product assortments. In addition, we believe the increase in our weighted-average leased selling square footage from 606,000 square feet in the three months ended May 2, 2015 to 725,000 square feet in the three months ended April 30, 2016 contributed to our net revenue growth.

These increases in net revenues were partially offset by certain macroeconomic factors. We have seen underperformance in the markets associated with energy and oil production, as well as those affected by currency fluctuations, in addition to a weakness in consumer spending at the luxury end of the retail market. We expect that these headwinds tied to macroeconomic factors may continue in future quarters.

Net revenues were also reduced by an estimated $14 million due to customer accommodation and related expenses as a result of our initiative to elevate the customer experience, including production delays related to RH Modern.

The above factors, as well as other current and future operational initiatives, including the introduction of our RH Grey Card membership program and our decision not to circulate a spring Source Book, may create additional uncertainty with respect to our net revenues and profit in the near term.

Gross profit

Gross profit decreased $15.9 million, or 11.1%, to $127.5 million in the three months ended April 30, 2016 from $143.4 million in the three months ended May 2, 2015. As a percentage of net revenues, gross margin decreased 5.9% to 28.0% of net revenues in the three months ended April 30, 2016 from 33.9% of net revenues in the three months ended May 2, 2015.

Gross profit for the three months ended April 30, 2016 and May 2, 2015 was negatively impacted by $7.7 million and $1.4 million, respectively, related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The coupons expired in March 2016; however, we expect that these coupon redemptions could continue to impact our gross margins until the related merchandise is delivered to customers. Refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements.

Excluding the impact of the coupons redeemed in connection with the legal claim mentioned above, gross margin for the three months ended April 30, 2016 would have decreased 4.6% compared to the comparable prior year period to 29.7%. The significant decrease is due to decreases in product margin as well as higher shipping costs. The changes in product margin and shipping costs were primarily related to customer accommodation and related expenses as a result of our initiative to elevate the customer experience, including production delays related to RH Modern. This decrease was partially offset by modest improvements related to decreased fixed retail occupancy costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $12.6 million, or 10.0%, to $139.0 million in the three months ended April 30, 2016 compared to $126.4 million in the three months ended May 2, 2015.

An increase in selling, general and administrative expenses of $8.1 million in the three months ended April 30, 2016 compared to the three months ended May 2, 2015 was primarily related to an increase in employment costs due to company growth and expansion, an increase in corporate occupancy costs associated with our corporate office expansion and upgraded technology systems and an increase in professional fees and other corporate costs, partially offset by a decrease in advertising and marketing costs.

The remaining $4.5 million increase in selling, general and administrative expenses for the three months ended April 30, 2016 included (i) $2.1 million related to charges and expenses incurred as a result of the Waterworks transaction, (ii) $1.4 million associated with a reorganization, including severance and related taxes, and (iii) $1.0 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

Selling, general and administrative expenses were 29.5% and 29.9% of net revenues for the three months ended April 30, 2016 and May 2, 2015, respectively, excluding the impact of coupons redeemed in connection with the legal claim, charges and expenses incurred as a result of the Waterworks transaction, and reorganization costs mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by decreases in advertising and marketing costs, partially offset by increased employment costs, an increase in corporate occupancy costs and an increase in professional fees and other corporate costs.

Interest expense—net

Interest expense increased $4.9 million to $10.5 million for the three months ended April 30, 2016 compared to $5.6 million for the three months ended May 2, 2015. Interest expense consisted of the following:

	Three Months Ended
	April 30,	May 2,
	2016	2015
	(in thousands)
Amortization of convertible senior notes debt discount	$7,057	$3,250
Build-to-suit lease transactions	3,073	1,753
Other interest expense	1,920	1,298
Capitalized interest for capital projects	(615)	(549)
Interest income	(907)	(103)
Total interest expense—net	$10,528	$5,649

Income tax expense (benefit)

Income tax benefit was $8.5 million in the three months ended April 30, 2016 compared to income tax expense of $4.2 million in the three months ended May 2, 2015. Our effective tax rate was 38.8% in the three months ended April 30, 2016 compared to 37.1% in the three months ended May 2, 2015.

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

We expect that our working capital needs may fluctuate based on the timing of new product introductions. Specifically, the timing of our inventory purchases in fiscal 2016 may not be consistent with other fiscal years as we were introducing a significant portion of our new products in the Fall of 2016 whereas historically the majority of our new product introductions coincided with our Spring Source Book mailing.

Our investments in capital expenditures for the three months ended April 30, 2016 totaled $45.3 million. Additionally, we made payments of $3.6 million during the three months ended April 30, 2016 to escrow accounts for future construction of next generation Design Galleries. We expect to have gross capital expenditures of approximately $180 million to $210 million in fiscal 2016, primarily related to our efforts to continue our growth and expansion, including construction of our new galleries and infrastructure investments. The majority of the current lease arrangements for our new galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from our landlords related to the building of our larger format and next generation Design Galleries in fiscal 2016. We currently do not anticipate opening additional distribution centers in the short term.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Three Months Ended
	April 30,	May 2,
	2016	2015
	(in thousands)
Used in operating activities	$(106,292)	$(14,379)
Used in investing activities	(7,331)	(33,698)
Provided by (used in) financing activities	(6)	2,837
Decrease in cash and cash equivalents	(112,741)	(45,167)
Cash and cash equivalents at end of period	237,156	103,767

Net Cash Used In Operating Activities

Operating activities consists primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the three months ended April 30, 2016, net cash used in operating activities was $106.3 million and consisted of non-cash items of $24.8 million, offset by net loss of $13.5 million and an increase in uses of working capital and other activities of $117.6 million. Working capital and other activities consisted primarily of increases in inventory of $37.2 million related to the increase in both existing and new products. In addition, prepaid expense and other current assets increased $33.1 million due to seasonal increases in vendor deposits and federal and state tax benefits recorded for the three months ended April 30, 2016, accounts payable and accrued liabilities decreased $30.5 million primarily due to the timing of payments to our vendors, and other current liabilities decreased $25.1 million primarily due to federal and state tax payments. This was partially offset by increases in deferred revenue and customer deposits of $11.0 million.

For the three months ended May 2, 2015, net cash used in operating activities was $14.4 million and consisted of net income of $7.2 million and non-cash items of $18.0 million, offset by an increase in uses of working capital and other activities of $39.5 million. Working capital and other activities consisted primarily of increases in inventory of $42.3 million in anticipation of the 2015 spring collection and outdoor selling season and increases in prepaid expense of $11.2 million. These uses of cash from working capital components were partially offset by increases in accrued liabilities and accounts payable of $7.7 million and increases in deferred revenue and customer deposits.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new gallery openings, the acquisition of land and buildings, investments in supply chain and systems infrastructure, construction related deposits, as well as activities associated with investing in available-for-sale securities.

For the three months ended April 30, 2016, net cash used in investing activities was $7.3 million primarily as a result of $45.3 million in investments in new galleries, information technology and systems infrastructure, supply chain and other corporate assets. During the three months ended April 30, 2016, we made payments of $3.6 million to escrow accounts for future construction of next generation Design Galleries. In addition, we made investments in available-for-sale securities of $44.6 million, partially offset by maturities and sales of such investments of $54.4 million and $31.9 million, respectively.

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

Net Cash Provided By (Used In) Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offerings, borrowings and repayments related to the revolving line of credit and capital contributions.

For the three months ended April 30, 2016, net cash used in financing activities was primarily due to cash paid for employee taxes related to net settlement of equity awards of $0.1 million and tax shortfalls from the exercise of stock options of $0.1 million. The cash used in these financing activities was partially offset by proceeds from the exercise of stock options of $0.3 million.

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

However, over the lease term, these non-cash additions to property and equipment due to build-to-suit lease transactions do not impact our cash outflows, nor do they impact net income within our consolidated statements of operations.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of April 30, 2016, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of April 30, 2016. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Debt issuance costs related to the 2020 Notes were composed of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of April 30, 2016, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of April 30, 2016. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Debt issuance costs related to the 2019 Notes were composed of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets.

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

The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio was approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of April 30, 2016, Restoration Hardware, Inc. was in compliance with all covenants of the amended and restated credit agreement, and if the availability under the amended and restated credit agreement was less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

As of April 30, 2016, Restoration Hardware, Inc. had no amounts outstanding under the amended and restated credit agreement. As of April 30, 2016, Restoration Hardware, Inc. had $555.5 million undrawn borrowing availability under the amended and restated credit agreement and had $14.9 million in outstanding letters of credit.

Contractual Obligations

As of April 30, 2016, there were no material changes to our contractual obligations described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2015 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of April 30, 2016, other than our obligations in connection with the acquisition of the business Waterworks.

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

For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2015 Form 10-K. There have been no material changes to the critical accounting policies and estimates listed in the 2015 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements for a description of recently proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At April 30, 2016, there were no amounts outstanding under the revolving line of credit. As of April 30, 2016, we had $555.5 million undrawn borrowing availability under the revolving line of credit and had $14.9 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended April 30, 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of April 30, 2016, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of April 30, 2016, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (“2015 Form 10-K”). There have been no material changes to the risk factors disclosed in our 2015 Form 10-K.

The risks described in our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended April 30, 2016

During the three months ended April 30, 2016, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
January 31, 2016 to February 27, 2016
No activity	—	$—
February 28, 2016 to April 2, 2016
Shares withheld from delivery (1)	2,283	42.20
April 3, 2016 to April 30, 2016
Shares withheld from delivery (1)	1,086	41.51
Total	3,369	$41.98

(1)

Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 8, 2016, we implemented a reorganization that includes workforce and expense reductions in order to improve and simplify the Company’s management structure, streamline certain aspects of our business operations and better position the Company for further growth. As a result of the workforce reduction associated with the initiative, we expect to incur material charges. The reorganization and accompanying workforce reduction is expected to be largely completed during our second fiscal quarter and includes the elimination of management and non-management positions throughout the Company.

We are currently unable to make a good faith determination of an estimate of the total amount or range of future amounts for each major type of cost expected to be incurred in connection with the reorganization, an estimate of the total amount or range of future amounts expected to be incurred in connection with the reorganization, or an estimate of the total amount or range of future amounts of the charges that will result in future cash expenditures. The Company will provide additional information in a subsequent filing after it makes a determination of such estimates or range of estimates.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary G. Friedman.	10-K	001-35720	March 30, 2016	10.13

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Restoration Hardware Holdings, Inc.

Date: June 9, 2016	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2016	By:	/s/ Karen Boone
Karen Boone
Co-President, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)