Form 10-Q
period 2016-07-30
Restoration Hardware Holdings Inc
filed 2016-09-08
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

or

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

As of September 2, 2016, 40,711,222 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

PART I

Item 1. Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	July 30,	January 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$37,677	$349,897
Short-term investments	170,854	130,801
Accounts receivable—net	34,962	28,567
Merchandise inventories	807,389	725,392
Prepaid expense and other current assets	98,282	79,020
Total current assets	1,149,164	1,313,677
Long-term investments	9,102	22,054
Property and equipment—net	600,685	515,605
Goodwill	175,980	124,301
Trademarks and other intangible assets	100,646	48,536
Non-current deferred tax assets	25,431	36,739
Other non-current assets	27,633	25,462
Total assets	$2,088,641	$2,086,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$222,812	$280,714
Deferred revenue and customer deposits	137,277	106,769
Other current liabilities	45,160	65,072
Total current liabilities	405,249	452,555
Convertible senior notes due 2019—net	304,959	297,703
Convertible senior notes due 2020—net	227,854	220,000
Financing obligations under build-to-suit lease transactions	156,930	146,621
Deferred rent and lease incentives	58,869	53,986
Other non-current obligations	41,822	29,349
Total liabilities	1,195,683	1,200,214
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of July 30, 2016 and January 30, 2016	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 40,988,976 shares issued and 40,694,088 shares outstanding as of July 30, 2016; 40,878,163 shares issued and 40,583,275 shares outstanding as of January 30, 2016	4	4
Additional paid-in capital	775,373	763,566
Accumulated other comprehensive loss	(1,157)	(2,700)
Retained earnings	138,261	144,813
Treasury stock—at cost, 294,888 shares as of both July 30, 2016 and January 30, 2016	(19,523)	(19,523)
Total stockholders’ equity	892,958	886,160
Total liabilities and stockholders’ equity	$2,088,641	$2,086,374

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net revenues	$543,381	$506,942	$998,837	$929,387
Cost of goods sold	363,542	312,679	691,523	591,706
Gross profit	179,839	194,263	307,314	337,681
Selling, general and administrative expenses	157,824	137,840	296,774	264,229
Income from operations	22,015	56,423	10,540	73,452
Interest expense—net	10,909	7,406	21,437	13,055
Income (loss) before income taxes	11,106	49,017	(10,897)	60,397
Income tax expense (benefit)	4,188	19,082	(4,345)	23,306
Net income (loss)	$6,918	$29,935	$(6,552)	$37,091
Weighted-average shares used in computing basic net income (loss) per share	40,646,124	40,045,850	40,617,102	39,979,898
Basic net income (loss) per share	$0.17	$0.75	$(0.16)	$0.93
Weighted-average shares used in computing diluted net income (loss) per share	40,820,495	42,243,910	40,617,102	42,117,215
Diluted net income (loss) per share	$0.17	$0.71	$(0.16)	$0.88

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net income (loss)	$6,918	$29,935	$(6,552)	$37,091
Net gains (losses) from foreign currency translation	(1,269)	(1,074)	1,400	(854)
Net unrealized holding gains (losses) on available-for-sale investments	51	(3)	143	(5)
Total comprehensive income (loss)	$5,700	$28,858	$(5,009)	$36,232

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 30,	August 1,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,552)	$37,091
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,212	20,874
Amortization of debt discount	14,213	8,288
Excess tax (benefit) shortfall from exercise of stock options	1,769	(3,739)
Stock-based compensation expense	14,303	11,580
Other non-cash interest expense	2,222	1,251
Change in assets and liabilities—net of acquisition:
Accounts receivable	(422)	3,128
Merchandise inventories	(48,718)	(148,310)
Prepaid expense and other assets	(16,403)	5,414
Accounts payable and accrued expenses	(81,399)	47,701
Deferred revenue and customer deposits	15,312	12,773
Other current liabilities	(23,310)	15,962
Deferred rent and lease incentives	2,257	1,548
Other non-current obligations	8,951	59
Net cash provided by (used in) operating activities	(91,565)	13,620
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(70,999)	(46,261)
Acquisition of building and land	—	(9,875)
Construction related deposits	(3,661)	—
Purchase of trademarks and domain names	(164)	(168)
Purchase of investments	(136,799)	(104,607)
Maturities of investments	77,313	35,000
Sales of investments	31,896	—
Acquisition of business—net of cash acquired	(116,100)	—
Net cash used in investing activities	(218,514)	(125,911)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	—	296,250
Proceeds from issuance of warrants	—	30,390
Purchase of convertible note hedges	—	(68,250)
Debt issuance costs related to convertible senior notes	—	(2,382)
Payments on capital leases	(166)	(137)
Proceeds from exercise of stock options	288	11,671
Excess tax benefit (shortfall) from exercise of stock options	(1,769)	3,739
Tax withholdings related to issuance of stock-based awards	(946)	(2,954)
Net cash provided by (used in) financing activities	(2,593)	268,327
Effects of foreign currency exchange rate translation	452	(22)
Net increase (decrease) in cash and cash equivalents	(312,220)	156,014
Cash and cash equivalents
Beginning of period	349,897	148,934
End of period	$37,677	$304,948
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$22,903	$19,312
Property and equipment additions due to build-to-suit lease transactions	9,676	61,597
Property and equipment additions from use of construction related deposits	2,659	7,327
Issuance of non-current notes payable related to share repurchases from former employees	—	238

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

On May 27, 2016, the Company acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks”. Refer to Note 3—Business Combination.

As of July 30, 2016, the Company operated a total of 84 retail stores and 23 outlet stores in 30 states, the District of Columbia, Canada and the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments necessary to fairly state the Company’s financial position as of July 30, 2016, and the results of operations for the three and six months ended July 30, 2016 and August 1, 2015. The Company’s current fiscal year ends on January 28, 2017 (“fiscal 2016”).

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

The results of operations for the three and six months ended July 30, 2016 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in the prior guidance. The Company will also need to apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year from the original effective date. In accordance with the deferral, ASU 2014-09 will become effective beginning after December 15, 2017 for public entities. Early application is permitted for annual reporting periods ending after December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements and has not selected an adoption date or a transition method.

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

NOTE 3—BUSINESS COMBINATION

On May 27, 2016, the Company acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks”. The purchase price of the acquisition was approximately $119.9 million consisting of $118.4 million funded with available cash and $1.5 million representing the fair value of rollover units, which amount is subject to adjustment for changes in working capital and other items. The rollover units are included in non-current liabilities on the condensed consolidated balance sheets (refer to Note 14—Stock-Based Compensation). After the transaction, and giving effect to equity interests acquired by management in the business, the Company owns in excess of 90% of the total equity interest in Waterworks.

The addition of Waterworks to the RH platform further positions the Company as an authority in two of the most important and high value rooms of the home—the bath and kitchen—and creates one of the first fully integrated luxury home brands in the world. Furthermore, the Company believes that the Waterworks brand renders the RH brand more valuable and opens RH up to additional high net worth clients, designers and contractors at a much earlier stage in the home project lifecycle. In addition, Waterworks’ long focus and service of the luxury customer is valuable to RH as it continues to elevate the RH brand and customer experience.

For the three and six months ended July 30, 2016, the Company incurred $0.7 million and $2.8 million, respectively, of acquisition-related costs associated with the transaction. These costs and expenses include fees associated with financial, legal and accounting advisors, and employment related costs, and are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

The following table summarizes the purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Tangible assets acquired and liabilities assumed	$16,249
Intangible assets	52,100
Goodwill	51,595
Total	$119,944

Under purchase accounting rules, the Company valued the acquired finished goods inventory to fair value, which is defined as the estimated selling price less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the Company’s selling effort. This valuation resulted in an increase in inventory carrying value of approximately $10.8 million for marketable inventory.

Intangible assets represent trade names which have been assigned an indefinite life and therefore are not subject to amortization. The goodwill is representative of the benefits and expected synergies from the integration of Waterworks products and Waterworks’ management and employees, which do not qualify for separate recognition as an intangible asset. The trade names and goodwill are not expected to be deductible for tax purposes.

Results of operations of Waterworks have been included in the Company’s condensed consolidated statements of operations since the May 27, 2016 acquisition date. Pro forma results of the acquired business have not been presented as the results were not considered material to the Company’s consolidated financial statements for all periods presented and would not have been material had the acquisition occurred at the beginning of fiscal 2016.

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	July 30,	January 30,
	2016	2016
Capitalized catalog costs	$38,583	$35,836
Vendor deposits	24,492	22,959
Federal and state tax receivable	5,627	—
Prepaid expense and other current assets	29,580	20,225
Total prepaid expense and other current assets	$98,282	$79,020

Other non-current assets consist of the following (in thousands):

	July 30,	January 30,
	2016	2016
Construction related deposits	$16,386	$15,384
Other deposits	4,757	3,635
Deferred financing fees	1,883	2,236
Other non-current assets	4,607	4,207
Total other non-current assets	$27,633	$25,462

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of July 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,924	$(1,744)	$—	$180
Fair market write-down (2)	(1,467)	1,322	—	(145)
Total intangible assets subject to amortization	$457	$(422)	$—	$35
Intangible assets not subject to amortization
Goodwill	$176,056	$—	$(76)	$175,980
Trademarks and domain names	$100,466	$—	$—	$100,466

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

The following sets forth the goodwill and intangible assets as of January 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,924	$(1,697)	$—	$227
Fair market write-down (2)	(1,467)	1,289	—	(178)
Total intangible assets subject to amortization	$457	$(408)	$—	$49
Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(160)	$124,301
Trademarks and domain names	$48,309	$—	$—	$48,309

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	July 30,	January 30,
	2016	2016
Accounts payable	$130,917	$175,024
Accrued compensation	26,063	27,698
Accrued freight and duty	22,979	27,230
Accrued sales taxes	15,353	19,269
Accrued occupancy	12,383	15,095
Accrued catalog costs	5,222	5,988
Accrued professional fees	2,420	2,736
Accrued legal settlements	740	3,000
Other accrued expenses	6,735	4,674
Total accounts payable and accrued expenses	$222,812	$280,714

Accounts payable included negative cash balances due to outstanding checks of $7.8 million and $18.4 million as of July 30, 2016 and January 30, 2016, respectively.

Other current liabilities consist of the following (in thousands):

	July 30,	January 30,
	2016	2016
Unredeemed gift card and merchandise credit liability	$28,847	$24,364
Allowance for sales returns	13,061	12,688
Capital lease obligations—current	322	182
Federal and state tax payable	—	27,838
Other current liabilities	2,930	—
Total other current liabilities	$45,160	$65,072

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	July 30,	January 30,
	2016	2016
Notes payable for share repurchases	$19,523	$19,523
Deferred contract incentive (1)	8,929	—
Capital lease obligations—non-current	7,365	7,399
Unrecognized tax benefits	1,917	1,125
Rollover units and profit interests	1,569	—
Other non-current obligations	2,519	1,302
Total other non-current obligations	$41,822	$29,349

(1)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement. The amount will be amortized over the term of the agreement.

NOTE 8—CONVERTIBLE SENIOR NOTES

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of July 30, 2016, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of July 30, 2016. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2020 Notes, the Company separated the 2020 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2020 Notes and the fair value of the liability component of the 2020 Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.47% over the expected life of the 2020 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2020 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2020 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Debt issuance costs related to the 2020 Notes were composed of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During the three and six months ended July 30, 2016, the Company recorded $0.3 million and $0.5 million related to the amortization of debt issuance costs, respectively. During both the three and six months ended August 1, 2015, the Company recorded $0.1 million related to the amortization of debt issuance costs.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	July 30,	January 30,
	2016	2016
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(67,739)	(75,113)
Net carrying amount	$232,261	$224,887
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.7 million and $7.4 million for the amortization of the debt discount related to the 2020 Notes during the three and six months ended July 30, 2016. The Company recorded interest expense of $1.7 million for the amortization of the debt discount related to the 2020 Notes during both the three and six months ended August 1, 2015.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of July 30, 2016, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of July 30, 2016. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount of $1,000.

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

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2019 Notes, the Company separated the 2019 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2019 Notes and the fair value of the liability component of the 2019 Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 4.51% over the expected life of the 2019 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2019 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2019 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Debt issuance costs related to the 2019 Notes were composed of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During both the three months ended July 30, 2016 and August 1, 2015, the Company recorded $0.2 million related to the amortization of debt issuance costs. During both the six months ended July 30, 2016 and August 1, 2015, the Company recorded $0.4 million related to the amortization of debt issuance costs.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	July 30,	January 30,
	2016	2016
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(42,451)	(49,289)
Net carrying amount	$307,549	$300,711
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.4 million and $3.3 million for the amortization of the debt discount related to the 2019 Notes during the three months ended July 30, 2016 and August 1, 2015, respectively. The Company recorded interest expense of $6.8 million and $6.6 million for the amortization of the debt discount related to the 2019 Notes during the six months ended July 30, 2016 and August 1, 2015, respectively.

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

NOTE 9—LINE OF CREDIT

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

As of July 30, 2016, the Company did not have any amounts outstanding under the revolving line of credit. As of July 30, 2016, the Company had $586.2 million undrawn borrowing availability under the revolving line of credit. As of July 30, 2016 and January 30, 2016, the Company had $13.8 million and $15.0 million in outstanding letters of credit, respectively.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of July 30, 2016, the Company was in compliance with all covenants contained in the credit agreement.

NOTE 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value were as follows (in thousands):

	July 30,			January 30,
	2016			2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$5,421	$—	$5,421	$70	$—	$70
Commercial paper	—	12,895	12,895	—	46,726	46,726
Total cash equivalents	5,421	12,895	18,316	70	46,726	46,796
Short-term investments
Commercial paper	—	16,584	16,584	—	15,488	15,488
Government agency obligations	29,824	124,446	154,270	22,011	93,302	115,313
Total short-term investments	29,824	141,030	170,854	22,011	108,790	130,801
Long-term investments
Government agency obligations	—	9,102	9,102	7,829	14,225	22,054
Total long-term investments	—	9,102	9,102	7,829	14,225	22,054
Total	$35,245	$163,027	$198,272	$29,910	$169,741	$199,651

The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within the Company’s investment portfolio based on stated maturities, which are recorded within cash and cash equivalents, short-term investments and long-term investments on the condensed consolidated balance sheets (in thousands):

	July 30,		January 30,
	2016		2016
	Cost	Fair Value	Cost	Fair Value
Range of maturity
Due within 1 year	$183,629	$183,749	$177,564	$177,527
Due in 1 to 2 years	$9,093	$9,102	$22,033	$22,054

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the three and six months ended July 30, 2016 or August 1, 2015. There were no transfers into or out of level 1 and level 2 during the three and six months ended July 30, 2016 or August 1, 2015.

Available-for-sale marketable debt securities are reviewed periodically to identify possible other-than-temporary impairment. Although the Company had certain securities that were in a loss position as of July 30, 2016, the Company has no current requirement or intent to sell the securities in an unrealized loss position nor does it consider any of the unrealized losses to be credit losses. The Company expects to recover up to (or beyond) the initial cost of the investment for securities held. The available-for-sale securities in an unrealized loss position were in such a position for less than twelve months as of July 30, 2016.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes (carrying value excludes the equity component of the 2019 Notes and 2020 Notes classified in stockholders’ equity) were as follows (in thousands):

	July 30,		January 30,
	2016		2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes due 2019	$290,778	$307,549	$257,624	$300,711
Convertible senior notes due 2020	$231,317	$232,261	$198,635	$224,887

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

NOTE 11—INCOME TAXES

The Company recorded income tax expense of $4.2 million and $19.1 million in the three months ended July 30, 2016 and August 1, 2015, respectively. The Company recorded an income tax benefit of $4.3 million in the six months ended July 30, 2016 compared to income tax expense of $23.3 million in the six months ended August 1, 2015. The effective tax rate was 37.7% and 38.9% for the three months ended July 30, 2016 and August 1, 2015, respectively. The effective tax rate was 39.9% and 38.6% for the six months ended July 30, 2016 and August 1, 2015, respectively.

As of July 30, 2016 and January 30, 2016, $1.7 million and $0.9 million, respectively, of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures. As of July 30, 2016, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 12—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Weighted-average shares—basic	40,646,124	40,045,850	40,617,102	39,979,898
Effect of dilutive stock-based awards	174,371	2,198,060	—	2,137,317
Weighted-average shares—diluted	40,820,495	42,243,910	40,617,102	42,117,215

The following number of options and restricted stock units were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Options	7,498,345	607,427	8,782,871	353,967
Restricted stock units	1,011,902	2,724	1,182,588	1,362
Total anti-dilutive stock-based awards	8,510,247	610,151	9,965,459	355,329

NOTE 13—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company.

During the three and six months ended July 30, 2016, no shares were repurchased.

During the three and six months ended August 1, 2015, the Company repurchased 2,625 shares of common stock from a former employee pursuant to such repurchase right for fair value at a purchase price of $0.2 million. The repurchase was settled with the issuance of a promissory note bearing interest at 3%, paid annually, with principal due at the end of a 7-year term.

As of both July 30, 2016 and January 30, 2016, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended July 30, 2016 and August 1, 2015, the Company recorded interest expense on the outstanding notes of $0.3 million. During both the six months ended July 30, 2016 and August 1, 2015, the Company recorded interest expense on the outstanding notes of $0.5 million.

NOTE 14—STOCK-BASED COMPENSATION

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $10.3 million and $6.3 million during the three months ended July 30, 2016 and August 1, 2015, respectively. The Company recorded stock-based compensation expense of $14.3 million and $11.6 million during the six months ended July 30, 2016 and August 1, 2015, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Option Plan and 2012 Stock Incentive Plan

As of July 30, 2016, 8,782,871 options were outstanding with a weighted-average exercise price of $49.23 per share and 5,458,093 options were vested with a weighted-average exercise price of $50.59 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of July 30, 2016 was $7.2 million, $6.1 million, and $2.2 million, respectively. Stock options exercisable as of July 30, 2016 had a weighted-average remaining contractual life of 7.48 years. As of July 30, 2016, the total unrecognized compensation expense related to unvested options was $52.0 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.26 years.

As of July 30, 2016, the Company had 1,182,588 restricted stock units outstanding with a weighted-average grant date fair value of $56.42 per share. During the three months ended July 30, 2016, 113,944 restricted stock units with a weighted-average grant date fair value of $61.50 per share vested. During the six months ended July 30, 2016, 128,032 restricted stock units with a weighted-average grant date fair value of $62.14 per share vested. As of July 30, 2016, there was $48.0 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 3.99 years.

2012 Stock Incentive Plan Grant to Waterworks Associates

On May 27, 2016, on the date of our acquisition of Waterworks, the Company granted stock options to certain Waterworks associates under the 2012 Stock Incentive Plan to purchase 322,784 shares of its common stock, with an exercise price of $33.54 per share, which is equal to the closing price of the Company’s common stock on the date of grant. These options are fully vested as of the date of grant but any shares issued upon exercise of such options will be subject to selling restrictions which are scheduled to lapse in five equal installments on the first, second, third, fourth and fifth anniversaries of the grant date. The fully vested options resulted in a one-time non-cash stock-based compensation charge of $3.7 million in the three and six months ended July 30, 2016.

Rollover Units

In connection with the acquisition of Waterworks, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Appreciation Rights is determined based on an option pricing method (“OPM”). The Company did not record any expense related to the Appreciation Rights during the three and six months ended July 30, 2016. As of July 30, 2016, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Profit Interests is determined based on an OPM. For the three and six months ended July 30, 2016 the Company recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. As of July 30, 2016, the liability associated with the Profit Interests was $0.1 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 15—RELATED PARTY TRANSACTIONS

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of July 30, 2016.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of July 30, 2016, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements.

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

NOTE 17—SEGMENT REPORTING

The Company defines an operating segment on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. The Company has aggregated its brands into a single reportable segment based on their shared management, customer base and economic characteristics. The Company’s reportable segment includes both Restoration Hardware, Inc. and Waterworks. This includes all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s website, sales through stores, and sales through the commercial channel. Reporting in this format provides management with the financial information necessary to evaluate the success of the overall business.

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, accessories and home décor.

Net revenues in each category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Furniture	$351,267	$320,255	$641,693	$592,530
Non-furniture	192,114	186,687	357,144	336,857
Total net revenues	$543,381	$506,942	$998,837	$929,387

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of July 30, 2016, the Company operates 5 retail and 2 outlets stores in Canada and operates 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three or six months ended July 30, 2016 or August 1, 2015.

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

As of July 30, 2016, we operated a total of 84 retail galleries, consisting of 53 legacy Galleries, 6 larger format Design Galleries, 4 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries throughout the United States and Canada, as well as 15 Waterworks showrooms in the United States and in the U.K. In addition, as of July 30, 2016, we operated 23 outlet stores.

Acquisition of Waterworks

On May 27, 2016, we acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks,” for consideration consisting of approximately $119.9 million, consisting of $118.4 million funded with available cash and $1.5 million representing the fair value of rollover units, which amount is subject to adjustment for changes in working capital and other items. After the transaction, and giving effect to equity interests acquired by management in the business, we own in excess of 90% of the total equity interests in Waterworks.

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

Waterworks products are sold through its 15 showrooms in the United States and in the U.K., as well as through its boutique retail partners, hospitality division and online.

The addition of Waterworks to the RH platform further positions us as an authority in two of the most important and high value rooms of the home—the bath and kitchen—and creates one of the first fully integrated luxury home brands in the world. Furthermore, we believe that the Waterworks brand renders the RH brand more valuable and opens RH up to additional high net worth clients, designers and contractors at a much earlier stage in the home project lifecycle. In addition, Waterworks’ long focus and service of the luxury customer is valuable to RH as it continues to elevate the RH brand and customer experience.

Although we are enthusiastic about the opportunities that the transaction with Waterworks presents for our business, any transaction of this kind is subject to inherent risks. We may not realize the expected benefits of the acquisition on our results of operations in the near term. Additionally, we may experience costs or delays associated with the integration of Waterworks that we do not anticipate and face risks related to management attention and resources and integration of a new and separate business that operates differently than our historical business. For a further discussion of risks and uncertainties related to our efforts to acquire new business operations and to manage those operations following an acquisition, see the Item 1A—Risk Factors within our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Key Strategies and Business Overview

In order to drive growth across our business, we are focused on the following key strategies:

•

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of next generation Design Galleries that are sized to the potential of each market and the size of our assortment. We anticipate opening a total of four next generation Design Galleries in fiscal 2016, including the Design Gallery in Leawood, Kansas, which was opened in August 2016. The remaining three next generation Design Galleries, in Austin, Las Vegas and Seattle, are expected to open before the end of fiscal 2016. New next generation Design Gallery sites are identified based on a variety of factors, including timing of legacy Gallery lease expiration, availability of suitable new site locations, the negotiation of favorable economic terms to the Company for the new location, as well as satisfactory and timely completion of real estate development including procurement of permits and completion of construction. The number of next generation Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects.

•	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
•	Growing our merchandise assortment;
•	Introducing new products and categories, including our introduction of RH Modern, RH TEEN and the addition of the Waterworks business;
•	Expanding our service offerings;
•	Exploring and testing new business opportunities complementary to our core business; and
•	Increasing brand awareness and customer loyalty through our circulation strategy, our digital marketing initiatives and our advertising and public relations activities and events.
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

Our business is currently being affected by certain macroeconomic factors. We have seen an underperformance in the markets associated with energy and oil production, as well as certain markets affected by currency fluctuations, in addition to a weakness in consumer spending at the luxury end of the retail market. These headwinds tied to macroeconomic factors may continue in future quarters.

As a result of the number of current business initiatives we are pursuing, we have experienced in the past and may experience in the future significant period-to-period variability in our financial performance and results of operations. For example, although our introduction of RH Modern has been met with considerable demand for our products, we have encountered difficulties in ramping up production in response to this demand. Due in part to difficulties experienced in meeting the production requirements of RH Modern, we increased our efforts to elevate the customer experience during the first and second quarters of fiscal 2016. This resulted in substantial customer accommodations and related expenses and has negatively affected our financial results in these periods.

In March 2016 we introduced the RH Members Program (formerly referred to as the RH Grey Card program), an exclusive new membership program that reimagines and simplifies the shopping experience. For a $100 annual fee, the RH Members Program provides 25% savings on RH products, every day, across all of our brands—RH, RH Modern, RH Baby & Child, RH TEEN and RH Contemporary Art. In addition to 25% off all regular-priced merchandise all the time, RH Members Program also provides additional savings on all sale merchandise, complimentary interior design services, a dedicated concierge service to manage orders, eligibility for preferred financing plans on the RH Credit Card and early access to clearance events. The annual fee will be recognized as revenue evenly over the membership period.

We have introduced the RH Members Program in order to move our primary business away from its traditional reliance on promotions and discounts, which has changed the promotional cadence of our business from historical norms. The multiple sale events and email communications during the year did not reflect the brand we are building, nor were those promotions aligned with how our customers shop with us. Our business has evolved from a “product” based business to a “project” based business. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value. Since the launch of the RH Members Program, we have learned that the selling cycle with members is longer, as transactions are not closed with the urgency of artificially imposed sale deadlines, and the timing of recognizing membership revenues will depress margins in the short term.

In fiscal 2016, we have commenced other initiatives, including efforts to streamline and optimize our inventory levels and network design, which may require additional investments. In addition, we executed a reorganization that has led to a reduction in personnel. Although we expect these initiatives to yield substantial operational and financial improvements over time, in the short term these initiatives will lead to costs and charges that may adversely affect our near term operating and financial results.

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

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of operations and other financial and operating data.

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
	(dollars in thousands, excluding per square foot store data)
Consolidated Statements of Operations:
Net revenues	$543,381	$506,942	$998,837	$929,387
Cost of goods sold	363,542	312,679	691,523	591,706
Gross profit	179,839	194,263	307,314	337,681
Selling, general and administrative expenses	157,824	137,840	296,774	264,229
Income from operations	22,015	56,423	10,540	73,452
Interest expense—net	10,909	7,406	21,437	13,055
Income (loss) before income taxes	11,106	49,017	(10,897)	60,397
Income tax expense (benefit)	4,188	19,082	(4,345)	23,306
Net income (loss)	$6,918	$29,935	$(6,552)	$37,091
Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	43%	47%	43%	48%
Growth in net revenues:
Stores (2)	15%	21%	17%	17%
Direct	-2%	13%	-3%	15%
Total	7%	17%	7%	16%
Comparable brand revenue growth (3)	-3%	16%	—%	15%
Retail (4):
Retail stores open at beginning of period	69	67	69	67
Stores opened	—	—	—	1
Stores acquired	15	—	15	—
Stores closed	—	—	—	1
Retail stores open at end of period	84	67	84	67
Total leased square footage at end of period (in thousands) (5)	1,084	855	1,084	855
Total leased selling square footage at beginning of period (in thousands) (6)	725	605	725	607
Total leased selling square footage at end of period (in thousands) (6)	776	605	776	605
Weighted-average leased square footage (in thousands) (7)	1,062	855	1,036	856
Weighted-average leased selling square footage (in thousands) (7)	761	605	743	605
Retail sales per leased selling square foot (8)	$354	$393	$670	$697
Capital expenditures (9)	$25,723	$26,909	$70,999	$56,136
Adjusted net income (10)	$17,908	$36,022	$15,842	$45,864

(1)	Direct revenues include sales through our Source Books, websites, and Trade and Contract businesses.
(2)	Stores data represents retail stores, including Waterworks showrooms, plus outlet stores.
(3)

Comparable brand revenue growth includes retail comparable store sales and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales.

(4)

Retail data has been calculated based upon retail stores, which includes our RH Baby & Child, RH Modern Galleries and Waterworks showrooms, and excludes outlet stores and Waterworks boutique retail partner locations.

(5)

Total leased square footage includes approximately 24,000 square feet related to two owned store locations. On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms which increased our total leased square footage by approximately 73,000 as of July 30, 2016.

(6)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 13,000 square feet related to two owned store locations. On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms which increased our total leased selling square footage by approximately 51,000 as of July 30, 2016.

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

(9)

Capital expenditures include the acquisition of buildings and land. During the three and six months ended July 30, 2016 we made payments of $0.1 million and $3.7 million, respectively, to escrow accounts for future construction of next generation Design Galleries.

(10)

Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$6,918	$29,935	$(6,552)	$37,091
Adjustments pre-tax:
Waterworks acquisition related:
Non-cash compensation (a)	3,672	—	3,672	—
Impact of inventory step-up (b)	3,401	—	3,401	—
Acquisition related costs (c)	778	—	2,847	—
Amortization of debt discount (d)	6,479	4,493	12,921	7,195
Reorganization related costs (e)	3,309	—	4,724	—
Legal claim (f)	—	5,474	8,701	7,042
Subtotal adjusted items	17,639	9,967	36,266	14,237
Impact of income tax items (g)	(6,649)	(3,880)	(13,872)	(5,464)
Adjusted net income	$17,908	$36,022	$15,842	$45,864

(a)	Represents a non-cash compensation charge related to one-time, fully vested option grants made in connection with our acquisition of Waterworks.
(b)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(c)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.
(d)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.7 million and $0.6 million during the three months ended July 30, 2016 and August 1, 2015, respectively. Amounts are presented net of interest capitalized for capital projects of $1.3 million and $1.1 million during the six months ended July 30, 2016 and August 1, 2015, respectively.

(e)

Represents costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(f)

Represents the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements.

(g)

The adjustments for the three months ended July 30, 2016 and August 1, 2015 represent the tax effect of the adjusted items based on our effective tax rates of 37.7% and 38.9%, respectively. The adjustments for the six months ended July 30, 2016 and August 1, 2015 represent the tax effect of the adjusted items based on adjusted effective tax rates of 37.6% and 38.6%, respectively.

The following table sets forth our consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Consolidated Statements of Operations:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.9	61.7	69.2	63.7
Gross profit	33.1	38.3	30.8	36.3
Selling, general and administrative expenses	29.0	27.2	29.7	28.4
Income from operations	4.1	11.1	1.1	7.9
Interest expense—net	2.1	1.4	2.2	1.4
Income before income (loss) taxes	2.0	9.7	-1.1	6.5
Income tax expense (benefit)	0.7	3.8	-0.4	2.5
Net income (loss)	1.3%	5.9%	-0.7%	4.0%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our direct net revenues, which include sales through our catalogs and websites.

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
	(in thousands)
Stores	$309,786	$268,451	$565,862	$483,196
Direct	233,595	238,491	432,975	446,191
Net revenues	$543,381	$506,942	$998,837	$929,387

Three Months Ended July 30, 2016 Compared to Three Months Ended August 1, 2015

Net revenues

Net revenues increased $36.5 million, or 7.2%, to $543.4 million in the three months ended July 30, 2016 compared to $506.9 million in the three months ended August 1, 2015.

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms and included such additional retail stores in our weighted-average leased selling square footage for the period ended July 30, 2016. We have consolidated the net revenues of Waterworks with our net revenues from and after May 27, 2016 for the remainder of the second fiscal quarter.

The increase in net revenues was primarily due to the acquisition of Waterworks which contributed $20.8 million, or 3.8%, to our net revenues for the three months ended July 30, 2016.

We believe a number of positive factors are contributing to our net revenues during the three months ended July 30,2016, including (i) our next generation Design Galleries and our standalone RH Modern Gallery that opened in the Fall of 2015, (ii) the increase in our store count and weighted average leased selling square footage, including the 15 Waterworks showrooms acquired, (iii) the introduction of new products and new product categories, including the introduction of RH Modern and RH TEEN in the Fall of 2015, (iv) the expansion of existing product assortments, and (v) the opening of eight outlet locations since August 1, 2015.

Stores net revenues increased $41.3 million, or 15.4%, to $309.8 million in the three months ended July 30, 2016 compared to $268.5 million in the three months ended August 1, 2015. Direct net revenues decreased $4.9 million, or 2.1%, to $233.6 million in the three months ended July 30, 2016 compared to $238.5 million in the three months ended August 1, 2015.

While we recorded an increase in our net revenues in the three months ended July 30, 2016 as compared to the three months ended August 1, 2015, we experienced a decline in our comparable brand revenue of 3% for the three months ended July 30, 2016, as well as a decrease in our direct net revenues.

Factors that adversely affected our net revenues during the three months ended July 30, 2016 included our decision to move the mailing of our annual Source Books to the Fall, whereas our Source Books were circulated in the Spring in the prior year, as well as our not introducing any meaningful newness in our core business or making significant changes to our legacy Gallery floor set since the second quarter of fiscal 2015. In addition, the transition from a promotional model to the RH Members Program, which recognizes the membership fee over an annual period, had a negative impact on the timing of our revenue recognition.

Concurrent with the above, we have seen macroeconomic factors which may continue to negatively impact net revenues in future quarters. We have experienced underperformance in the markets associated with energy and oil production, as well as those affected by currency fluctuations, in addition to a weakness in consumer spending at the luxury end of the retail market. We expect that these headwinds may continue in future quarters.

The above factors and other current and future operational initiatives of the Company may create additional uncertainty with respect to our net revenues and profit in the near term.

Gross profit

Gross profit decreased $14.5 million, or 7.4%, to $179.8 million in the three months ended July 30, 2016 from $194.3 million in the three months ended August 1, 2015. As a percentage of net revenues, gross margin decreased 5.2% to 33.1% of net revenues in the three months ended July 30, 2016 from 38.3% of net revenues in the three months ended August 1, 2015.

Gross profit for the three months ended July 30, 3016 was negatively impacted by $3.4 million due to the amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks. Gross profit for the three months ended August 1, 2015 was negatively impacted by $4.8 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The coupons expired in March 2016. Refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements.

Excluding the impact of the inventory fair value adjustment and the coupons redeemed in connection with the legal claim mentioned above, gross margin would have decreased 5.6% to 33.7% of net revenues in the three months ended July 30, 2016 from 39.3% of net revenues in the three months ended August 1, 2015. The decrease is primarily due to a significant decrease in our product margins related to rationalizing our SKU count and reducing inventories through markdowns and our outlet channel. We also experienced deleverage in our gross margins related to the higher discount rate offered through the RH Members Program versus our promotional cadence during the three months ended August 1, 2015. In addition, we experienced higher shipping costs and deleverage in occupancy costs due to the addition of a new distribution center in the third fiscal quarter of 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $20.0 million, or 14.5%, to $157.8 million in the three months ended July 30, 2016 compared to $137.8 million in the three months ended August 1, 2015.

An increase in selling, general and administrative expenses of $12.3 million in the three months ended July 30, 2016 compared to the three months ended August 1, 2015 was primarily related to an increase in employment and employment related costs of $10.3 million due to company growth and expansion, an increase in corporate occupancy costs as a result of our acquisition of Waterworks, depreciation associated with upgrades in our technology infrastructure, and an increase in professional fees and other corporate costs, partially offset by a decrease in advertising and marketing costs.

The remaining $7.7 million increase in selling, general and administrative expenses for the three months ended July 30, 2016 included (i) $3.7 million related to one-time fully vested option grants made in connection with our acquisition of Waterworks, (ii) $3.3 million associated with a reorganization, including severance costs and related taxes, and (iii) $0.7 million related to charges and expenses incurred as a result of the Waterworks transaction.

Selling, general and administrative expenses for the three months ended August 1, 2015 included a $0.6 million charge incurred related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

Selling, general and administrative expenses were 27.6% and 27.1% of net revenues for the three months ended July 30, 2016 and August 1, 2015, respectively, excluding the option grants, reorganization costs, charges and expenses incurred as a result of the Waterworks transaction, and impact of coupons redeemed in connection with the legal claim mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increased employment and employment related costs and an increase in corporate occupancy costs as a result of our acquisition of Waterworks, partially offset by decreases in advertising and marketing costs.

Interest expense—net

Interest expense increased $3.5 million to $10.9 million for the three months ended July 30, 2016 compared to $7.4 million for the three months ended August 1, 2015. Interest expense consisted of the following:

	Three Months Ended
	July 30,	August 1,
	2016	2015
	(in thousands)
Amortization of convertible senior notes debt discount	$7,155	$5,038
Build-to-suit lease transactions	3,263	1,611
Other interest expense	1,893	1,421
Capitalized interest for capital projects	(677)	(544)
Interest income	(725)	(120)
Total interest expense—net	$10,909	$7,406

Income tax expense

Income tax expense was $4.2 million in the three months ended July 30, 2016 compared to $19.1 million in the three months ended August 1, 2015. Our effective tax rate was 37.7% in the three months ended July 30, 2016 compared to 38.9% in the three months ended August 1, 2015.

Six Months Ended July 30, 2016 Compared to Six Months Ended August 1, 2015

Net revenues

Net revenues increased $69.4 million, or 7.5%, to $998.8 million in the six months ended July 30, 2016 compared to $929.4 million in the six months ended August 1, 2015.

We believe a number of positive factors are contributing to our net revenues during the six months ended July 30, 2016, including (i) our next generation Design Galleries and our standalone RH Modern Gallery that opened in the Fall of 2015, (ii) the increase in our store count and weighted average leased selling square footage, including the 15 Waterworks showrooms acquired, (iii) the introduction of new products and new product categories, including the introduction of RH Modern and RH TEEN in the Fall of 2015, (iv) the expansion of existing product assortments, and (v) the opening of eight outlet locations since August 1, 2015.

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms and included such additional retail stores in our weighted-average leased selling square footage for the period ended July 30, 2016. We have consolidated the net revenues of Waterworks with our net revenue from and after May 27, 2016 for the remainder of the second fiscal quarter. Waterworks contributed $20.8 million, or 2.1%, to our net revenues for the six months ended July 30, 2016.

Stores net revenues increased $82.7 million, or 17.1%, to $565.9 million in the six months ended July 30, 2016 compared to $483.2 million in the six months ended August 1, 2015. Direct net revenues decreased $13.2 million, or 3.0%, to $433.0 million in the six months ended July 30, 2016 compared to $446.2 million in the six months ended August 1, 2015.

Factors that adversely affected our net revenues during the six months ended July 30, 2016 included our decision to move the mailing of our annual Source Books to the Fall, whereas our Source Books were circulated in the Spring in the prior year, as well as our not introducing any meaningful newness in our core business or making significant changes to our legacy Gallery floor set since the second quarter of fiscal 2015. In addition, the transition from a promotional model to the RH Members Program, which recognizes the membership fee over an annual period, had a negative impact on the timing of our revenue recognition. Since the launch of the RH Members Program in the first fiscal quarter of 2016, we have learned that the selling cycle with members is longer which has resulted in a decline in sales in the six months ended July 30, 2016 as compared to the six months ended August 1, 2015. Net revenues were also reduced by an estimated $16 million due to customer accommodation related to RH Modern production delays and our investment to elevate the customer experience.

Concurrent with the above, we have seen macroeconomic factors which may continue to negatively impact net revenues in future quarters.  We have experienced underperformance in the markets associated with energy and oil production, as well as those affected by currency fluctuations, in addition to a weakness in consumer spending at the luxury end of the retail market. We expect that these headwinds may continue in future quarters.

The above factors and other current and future operational initiatives of the Company may create additional uncertainty with respect to our net revenues and profit in the near term.

Gross profit

Gross profit decreased $30.4 million, or 9.0%, to $307.3 million in the six months ended July 30, 2016 from $337.7 million in the six months ended August 1, 2015. As a percentage of net revenues, gross margin decreased 5.5% to 30.8% of net revenues in the six months ended July 30, 2016 from 36.3% of net revenues in the six months ended August 1, 2015.

Gross profit for the six months ended July 30, 2016 and August 1, 2015 was negatively impacted by $7.7 million and $6.2 million, respectively, related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The coupons expired in March 2016. Refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements.

Additionally, gross profit for the six months ended July 30, 2016 was negatively impacted by $3.4 million due to the amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.

Excluding the inventory fair value adjustment mentioned above and the impact of the coupons redeemed in connection with the legal claim, gross margin would have decreased 5.1% to 31.9% of net revenues in the six months ended July 30, 2106 from 37.0% of net revenues in the six months ended August 1, 2015. The decrease is due to decreases in product margin as well as higher shipping costs. The changes in product margin and shipping costs were related to customer accommodation and related expenses as a result of our initiative to elevate the customer experience, including production delays related to RH Modern. Product margins were also negatively impacted by our efforts to rationalize our SKU count and reduce inventories through markdowns and our outlet channel, as well as a higher discount rate offered through the RH Members Program versus our promotional cadence during the six months ended August 1, 2015. In addition, we experienced deleverage in occupancy costs due to the addition of a new distribution center in the third fiscal quarter of 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $32.6 million, or 12.3%, to $296.8 million in the six months ended July 30, 2016 compared to $264.2 million in the six months ended August 1, 2015.

An increase in selling, general and administrative expenses of $20.4 million in the six months ended July 30, 2016 compared to the six months ended August 1, 2015 was primarily related to an increase in employment and employment related costs of $18.1 million due to company growth and expansion, an increase in depreciation associated with upgrades in our technology infrastructure, and an increase in corporate occupancy costs as a result of our acquisition of Waterworks, and an increase in professional fees and other corporate costs, partially offset by a decrease in advertising and marketing costs.

The remaining $12.2 million increase in selling, general and administrative expenses for the six months ended July 30, 2016 included (i) $4.7 million associated with a reorganization, including severance costs and related taxes, (ii) $3.7 million related to one-time fully vested option grants made in connection with our acquisition of Waterworks, (iii) $2.8 million related to charges and expenses incurred as a result of the Waterworks transaction and (iv) $1.0 million related to the estimated cumulative impact of coupons redeemed in connection with the legal claim mentioned above. Selling, general and administrative expenses for the six months ended August 1, 2015 included a $0.8 million charge incurred in connection with the legal claim.

Selling, general and administrative expenses were 28.5% and 28.3% of net revenues for the six months ended July 30, 2016 and August 1, 2015, respectively, excluding the reorganization costs, option grants, charges and expenses incurred as a result of the Waterworks transaction, and impact of coupons redeemed in connection with the legal claim mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increased employment and employment related costs, an increase in depreciation associated with upgrades in our technology systems and corporate occupancy costs related to our acquisition of Waterworks, and an increase in professional fees and other corporate costs, partially offset by decreases in advertising and marketing costs.

Interest expense—net

Interest expense increased $8.3 million to $21.4 million for the six months ended July 30, 2016 compared to $13.1 million for the six months ended August 1, 2015. Interest expense consisted of the following:

	Six Months Ended
	July 30,	August 1,
	2016	2015
	(in thousands)
Amortization of convertible senior notes debt discount	$14,212	$8,288
Build-to-suit lease transactions	6,336	3,364
Other interest expense	3,813	2,719
Capitalized interest for capital projects	(1,292)	(1,093)
Interest income	(1,632)	(223)
Total interest expense—net	$21,437	$13,055

Income tax expense (benefit)

Income tax benefit was $4.3 million in the six months ended July 30, 2016 compared to income tax expense of $23.3 million in the six months ended August 1, 2015. Our effective tax rate was 39.9% in the six months ended July 30, 2016 compared to 38.6% in the six months ended August 1, 2015.

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

Our investments in capital expenditures for the six months ended July 30, 2016 totaled $71.0 million. Additionally, we made payments of $3.7 million during the six months ended July 30, 2016 to escrow accounts for future construction of next generation Design Galleries. We expect to have gross capital expenditures of approximately $180 million to $210 million in fiscal 2016, primarily related to our efforts to continue our growth and expansion, including construction of our new galleries and infrastructure investments. The majority of the current lease arrangements for our new galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from our landlords related to the building of our larger format and next generation Design Galleries in fiscal 2016. We currently do not anticipate opening additional distribution centers in the short term.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Six Months Ended
	July 30,	August 1,
	2016	2015
	(in thousands)
Provided by (used in) operating activities	$(91,565)	$13,620
Used in investing activities	(218,514)	(125,911)
Provided by (used in) financing activities	(2,593)	268,327
Increase (decrease) in cash and cash equivalents	(312,220)	156,014
Cash and cash equivalents at end of period	37,677	304,948

Net Cash Provided By (Used In) Operating Activities

Operating activities consists primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the six months ended July 30, 2016, net cash used in operating activities was $91.6 million and consisted of a net loss of $6.6 million and an increase in uses of working capital and other activities of $143.7 million, offset by non-cash items of $58.7 million. Working capital and other activities consisted primarily of decreases in accounts payable and accrued liabilities of $81.4 million primarily due to the timing of payments to our vendors, and increases in inventory of $48.7 million related to the increase in both existing and new products. In addition, other current liabilities decreased $23.3 million primarily due to federal and state tax payments, and prepaid expense and other current assets increased $16.4 million due to an increase in prepaid expenses and federal and state tax benefits recorded for the six months ended July 30, 2016. This was partially offset by increases in deferred revenue and customer deposits of $15.3 million and an increase in other non-current obligations of $9.0 million primarily due to a deferred contract incentive.

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

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new gallery openings, the acquisition of land and buildings, investments in supply chain and systems infrastructure, construction related deposits, acquisition of businesses, as well as activities associated with investing in available-for-sale securities.

For the six months ended July 30, 2016, net cash used in investing activities was $218.5 million primarily as a result of our acquisition of Waterworks, net of cash acquired, of $116.1 million. In addition, we made $71.0 million of investments in new galleries, information technology and systems infrastructure, supply chain and other corporate assets, as well as payments of $3.7 million to escrow accounts for future construction of next generation Design Galleries. In addition, we made investments in available-for-sale securities of $136.8 million, partially offset by maturities and sales of such investments of $77.3 million and $31.9 million, respectively.

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

Net Cash Provided By (Used In) Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offerings and equity related transactions.

For the six months ended July 30, 2016, net cash used in financing activities was $2.6 million primarily due to tax shortfalls from the exercise of stock options of $1.8 million and cash paid for employee taxes related to net settlement of equity awards of $0.9 million.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of July 30, 2016, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of July 30, 2016. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2020 Notes, we separated the 2020 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2020 Notes and the fair value of the liability component of the 2020 Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.47% over the expected life of the 2020 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2020 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2020 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of July 30, 2016, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of July 30, 2016. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2019 Notes, we separated the 2019 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2019 Notes and the fair value of the liability component of the 2019 Notes. The debt discount will be amortized to interest expense using an effective interest rate of 4.51% over the expected life of the 2019 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2019 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2019 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

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

The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio was approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of July 30, 2016, Restoration Hardware, Inc. was in compliance with all covenants of the amended and restated credit agreement, and if the availability under the amended and restated credit agreement was less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

As of July 30, 2016, Restoration Hardware, Inc. had no amounts outstanding under the amended and restated credit agreement. As of July 30, 2016, Restoration Hardware, Inc. had $586.2 million undrawn borrowing availability under the amended and restated credit agreement and had $13.8 million in outstanding letters of credit.

Contractual Obligations

As of July 30, 2016, there were no material changes to our contractual obligations described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2015 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of July 30, 2016.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At July 30, 2016, there were no amounts outstanding under the revolving line of credit. As of July 30, 2016, we had $586.2 million undrawn borrowing availability under the revolving line of credit and had $13.8 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended July 30, 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of July 30, 2016, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of July 30, 2016, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $171.98 per share. Refer to Note 8—Convertible Senior Notes in our condensed consolidated financial statements.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $189.00 per share. Refer to Note 8—Convertible Senior Notes in our condensed consolidated financial statements.

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

For additional information, refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended July 30, 2016

During the three months ended July 30, 2016, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
May 1, 2016 to May 28, 2016
Shares withheld from delivery (1)	1,074	$40.90
May 29, 2016 to July 2, 2016
Shares withheld from delivery (1)	51,763	29.87
July 3, 2016 to July 30, 2016
Shares withheld from delivery (1)	231	28.64
Total	53,068	$30.09

(1)

Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan or 2012 Stock Option Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As reported in our Form 10-Q for the fiscal quarter ended April 30, 2016, we implemented a reorganization on June 8, 2016, that includes workforce and expense reductions in order to improve and simplify the Company’s management structure, streamline certain aspects of our business operations and better position the Company for further growth. The reorganization and accompanying workforce reduction includes the elimination of management and non-management positions throughout the Company. The reorganization was largely completed during the second fiscal quarter of fiscal 2016 and we expect the reorganization to be fully completed during the third fiscal quarter of fiscal 2016. We expect to incur total charges relating to the reorganization (including cash expenditures relating to such charges) of approximately $6.1 million consisting of severance costs and related taxes.

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

Restoration Hardware Holdings, Inc.

Date: September 8, 2016	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2016	By:	/s/ Karen Boone
Karen Boone
Co-President, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)