Form 10-Q
period 2016-10-29
Restoration Hardware Holdings Inc
filed 2016-12-08
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

or

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

As of December 2, 2016, 40,802,548 shares of registrant’s common stock were outstanding.

RESTORATION HARDWARE HOLDINGS, INC.

INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of October 29, 2016, and January 30, 2016	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 29, 2016, and October 31, 2015	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended October 29, 2016, and October 31, 2015	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 29, 2016 and October 31, 2015	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signatures		43

PART I

Item 1. Financial Statements

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 29,	January 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$55,426	$349,897
Short-term investments	170,153	130,801
Accounts receivable—net	35,974	28,567
Merchandise inventories	776,586	725,392
Prepaid expense and other current assets	113,665	79,020
Total current assets	1,151,804	1,313,677
Long-term investments	21,056	22,054
Property and equipment—net	656,569	515,605
Goodwill	175,946	124,301
Trademarks and other intangible assets	100,622	48,536
Non-current deferred tax assets	25,647	36,739
Other non-current assets	24,657	25,462
Total assets	$2,156,301	$2,086,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$231,079	$280,714
Deferred revenue and customer deposits	144,574	106,769
Other current liabilities	43,768	65,072
Total current liabilities	419,421	452,555
Convertible senior notes due 2019—net	308,649	297,703
Convertible senior notes due 2020—net	231,876	220,000
Financing obligations under build-to-suit lease transactions	193,277	146,621
Deferred rent and lease incentives	59,516	53,986
Other non-current obligations	41,384	29,349
Total liabilities	1,254,123	1,200,214
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of October 29, 2016 and January 30, 2016	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 41,055,353 shares issued and 40,760,465 shares outstanding as of October 29, 2016; 40,878,163 shares issued and 40,583,275 shares outstanding as of January 30, 2016	4	4
Additional paid-in capital	783,050	763,566
Accumulated other comprehensive loss	(2,131)	(2,700)
Retained earnings	140,778	144,813
Treasury stock—at cost, 294,888 shares as of both October 29, 2016 and January 30, 2016	(19,523)	(19,523)
Total stockholders’ equity	902,178	886,160
Total liabilities and stockholders’ equity	$2,156,301	$2,086,374

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net revenues	$549,328	$532,411	$1,548,165	$1,461,798
Cost of goods sold	373,509	341,661	1,065,032	933,367
Gross profit	175,819	190,750	483,133	528,431
Selling, general and administrative expenses	160,433	145,874	457,207	410,103
Income from operations	15,386	44,876	25,926	118,328
Interest expense—net	11,091	11,003	32,528	24,058
Income (loss) before income taxes	4,295	33,873	(6,602)	94,270
Income tax expense (benefit)	1,778	13,163	(2,567)	36,469
Net income (loss)	$2,517	$20,710	$(4,035)	$57,801
Weighted-average shares used in computing basic net income (loss) per share	40,730,059	40,282,734	40,653,091	40,080,843
Basic net income (loss) per share	$0.06	$0.51	$(0.10)	$1.44
Weighted-average shares used in computing diluted net income (loss) per share	40,926,450	42,413,657	40,653,091	42,237,967
Diluted net income (loss) per share	$0.06	$0.49	$(0.10)	$1.37

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net income (loss)	$2,517	$20,710	$(4,035)	$57,801
Net gains (losses) from foreign currency translation	(915)	(18)	485	(872)
Net unrealized holding gains (losses) on available-for-sale investments	(59)	(13)	84	(18)
Total comprehensive income (loss)	$1,543	$20,679	$(3,466)	$56,911

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RESTORATION HARDWARE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 29,	October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,035)	$57,801
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	41,248	32,105
Amortization of debt discount	21,467	15,153
Excess tax (benefit) shortfall from exercise of stock options	2,275	(6,564)
Stock-based compensation expense	21,711	17,655
Net non-cash charges resulting from inventory step-up	5,187	—
Other non-cash interest expense	2,971	2,070
Change in assets and liabilities—net of acquisition:
Accounts receivable	(1,445)	(6,405)
Merchandise inventories	(23,261)	(201,674)
Prepaid expense and other assets	(30,378)	(3,679)
Accounts payable and accrued expenses	(73,574)	48,015
Deferred revenue and customer deposits	22,652	15,295
Other current liabilities	(25,372)	10,317
Deferred rent and lease incentives	2,953	2,208
Other non-current obligations	8,477	73
Net cash used in operating activities	(29,124)	(17,630)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(104,152)	(76,801)
Acquisition of building and land	—	(13,999)
Construction related deposits	(3,829)	(8,855)
Purchase of trademarks and domain names	(164)	(218)
Purchase of investments	(186,967)	(156,055)
Maturities of investments	115,938	73,087
Sales of investments	31,896	—
Acquisition of business—net of cash acquired	(116,100)	—
Net cash used in investing activities	(263,378)	(182,841)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	—	296,250
Proceeds from issuance of warrants	—	30,390
Purchase of convertible note hedges	—	(68,250)
Debt issuance costs related to convertible senior notes	—	(2,382)
Payments on capital leases	(262)	(202)
Proceeds from exercise of stock options	1,591	20,465
Excess tax benefit (shortfall) from exercise of stock options	(2,275)	6,564
Tax withholdings related to issuance of stock-based awards	(1,365)	(4,295)
Net cash provided by (used in) financing activities	(2,311)	278,540
Effects of foreign currency exchange rate translation	342	(24)
Net increase (decrease) in cash and cash equivalents	(294,471)	78,045
Cash and cash equivalents
Beginning of period	349,897	148,934
End of period	$55,426	$226,979
Non-cash transactions:
Property and equipment additions due to build-to-suit lease transactions	$46,193	$81,333
Property and equipment additions in accounts payable and accrued expenses at period-end	23,440	28,440
Property and equipment additions from use of construction related deposits	3,965	8,000
Issuance of non-current notes payable related to share repurchases from former employees	—	238

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

As of October 29, 2016, the Company operated a total of 85 retail stores and 28 outlet stores in 32 states, the District of Columbia, Canada and the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the Company’s financial position as of October 29, 2016, and the results of operations for the three and nine months ended October 29, 2016 and October 31, 2015. The Company’s current fiscal year ends on January 28, 2017 (“fiscal 2016”).

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

The results of operations for the three and nine months ended October 29, 2016 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in the prior guidance. The Company will also need to apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year from the original effective date. In accordance with the deferral, ASU 2014-09 will become effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for annual reporting periods ending after December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition.

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

Financial Instruments

In January 2016, the FASB issued Accounting Standards Update 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends various aspects of the recognition, measurement, presentation and disclosure for financial instruments. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain provisions. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Recognition of Breakage

In March 2016, the FASB issued Accounting Standard Update No. 2016-04—Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance creates an exception under ASC 405-20—Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Stock-Based Compensation

In March 2016, the FASB issued Accounting Standard Update No. 2016-09—Improvements to Employee Share Based Payment Accounting. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. One provision requires that the excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of operations, rather than within additional paid-in capital on the balance sheet. The Company is currently evaluating the potential impact that this provision will have on its consolidated financial statements, which is to be applied prospectively. The Company does not expect the other provisions within the pronouncement to have a material impact on its consolidated financial statements. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2017.

Cash Flow Classification

In August 2016, the FASB issued Accounting Standard Update No. 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses eight specific cash flow issues with the objective of reducing an existing diversity in practices regarding the matter in which certain cash receipts and payments are presented and classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Income Taxes: Intra-Entity Asset Transfers

In October 2016, the FASB issued Accounting Standard Update No. 2016-16 – Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

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

For the nine months ended October 29, 2016, the Company incurred $2.8 million of acquisition-related costs associated with the transaction. For the three months ended October 29, 2016, the Company did not incur any acquisition-related costs. These costs and expenses include fees associated with financial, legal and accounting advisors, and employment related costs, and are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

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

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	October 29,	January 30,
	2016	2016
Capitalized catalog costs	$62,391	$35,836
Vendor deposits	20,399	22,959
Federal and state tax receivable	3,977	—
Prepaid expense and other current assets	26,898	20,225
Total prepaid expense and other current assets	$113,665	$79,020

Other non-current assets consist of the following (in thousands):

	October 29,	January 30,
	2016	2016
Construction related deposits	$15,248	$15,384
Other deposits	4,741	3,635
Deferred financing fees	1,706	2,236
Other non-current assets	2,962	4,207
Total other non-current assets	$24,657	$25,462

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of October 29, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,924	$(1,768)	$—	$156
Fair market write-down (2)	(1,467)	1,336	—	(131)
Total intangible assets subject to amortization	$457	$(432)	$—	$25
Intangible assets not subject to amortization
Goodwill	$176,056	$—	$(110)	$175,946
Trademarks and domain names	$100,466	$—	$—	$100,466

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

The following sets forth the goodwill and intangible assets as of January 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,924	$(1,697)	$—	$227
Fair market write-down (2)	(1,467)	1,289	—	(178)
Total intangible assets subject to amortization	$457	$(408)	$—	$49
Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(160)	$124,301
Trademarks and domain names	$48,309	$—	$—	$48,309

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	October 29,	January 30,
	2016	2016
Accounts payable	$121,517	$175,024
Accrued compensation	32,290	27,698
Accrued freight and duty	25,037	27,230
Accrued sales taxes	14,757	19,269
Accrued catalog costs	13,342	5,988
Accrued occupancy	13,196	15,095
Accrued professional fees	2,466	2,736
Accrued legal settlements	695	3,000
Other accrued expenses	7,779	4,674
Total accounts payable and accrued expenses	$231,079	$280,714

Accounts payable included negative cash balances due to outstanding checks of $8.3 million and $18.4 million as of October 29, 2016 and January 30, 2016, respectively.

Other current liabilities consist of the following (in thousands):

	October 29,	January 30,
	2016	2016
Unredeemed gift card and merchandise credit liability	$27,750	$24,364
Allowance for sales returns	12,780	12,688
Capital lease obligations—current	285	182
Federal and state tax payable	—	27,838
Other current liabilities	2,953	—
Total other current liabilities	$43,768	$65,072

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	October 29,	January 30,
	2016	2016
Notes payable for share repurchases	$19,523	$19,523
Deferred contract incentive (1)	8,334	—
Capital lease obligations—non-current	7,306	7,399
Unrecognized tax benefits	1,952	1,125
Rollover units and profit interests	1,678	—
Other non-current obligations	2,591	1,302
Total other non-current obligations	$41,384	$29,349

(1)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement. The amount will be amortized over the term of the agreement.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 29, 2016, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of October 29, 2016. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were composed of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During the three months ended October 29, 2016 and October 31, 2015, the Company recorded $0.2 million and $0.2 million, related to the amortization of debt issuance costs, respectively. During the nine months ended October 29, 2016 and October 31, 2015, the Company recorded $0.7 million and $0.3 million related to the amortization of debt issuance costs, respectively.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	October 29,	January 30,
	2016	2016
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(63,962)	(75,113)
Net carrying amount	$236,038	$224,887
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.8 million and $3.6 million for the amortization of the debt discount related to the 2020 Notes during the three months ended October 29, 2016 and October 31, 2015, respectively. The Company recorded interest expense of $11.2 million and $5.3 million for the amortization of the debt discount related to the 2020 Notes during the nine months ended October 29, 2016 and October 31, 2015, respectively.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 29, 2016, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of October 29, 2016. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount of $1,000.

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

Debt issuance costs related to the 2019 Notes were composed of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During both the three months ended October 29, 2016 and October 31, 2015, the Company recorded $0.2 million related to the amortization of debt issuance costs. During both the nine months ended October 29, 2016 and October 31, 2015, the Company recorded $0.6 million related to the amortization of debt issuance costs.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	October 29,	January 30,
	2016	2016
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(38,973)	(49,289)
Net carrying amount	$311,027	$300,711
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.5 million and $3.3 million for the amortization of the debt discount related to the 2019 Notes during the three months ended October 29, 2016 and October 31, 2015, respectively. The Company recorded interest expense of $10.3 million and $9.9 million for the amortization of the debt discount related to the 2019 Notes during the nine months ended October 29, 2016 and October 31, 2015, respectively.

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

As of October 29, 2016, the Company did not have any amounts outstanding under the revolving line of credit. As of October 29, 2016, the Company had $586.3 million undrawn borrowing availability under the revolving line of credit. As of October 29, 2016 and January 30, 2016, the Company had $13.7 million and $15.0 million in outstanding letters of credit, respectively.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of October 29, 2016, the Company was in compliance with all covenants contained in the credit agreement.

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value were as follows (in thousands):

	October 29,			January 30,
	2016			2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$6,443	$—	$6,443	$70	$—	$70
Commercial paper	—	999	999	—	46,726	46,726
Total cash equivalents	6,443	999	7,442	70	46,726	46,796
Short-term investments
Commercial paper	—	35,213	35,213	—	15,488	15,488
Government agency obligations	29,785	105,155	134,940	22,011	93,302	115,313
Total short-term investments	29,785	140,368	170,153	22,011	108,790	130,801
Long-term investments
Government agency obligations	—	21,056	21,056	7,829	14,225	22,054
Total long-term investments	—	21,056	21,056	7,829	14,225	22,054
Total	$36,228	$162,423	$198,651	$29,910	$169,741	$199,651

The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within the Company’s investment portfolio based on stated maturities, which are recorded within cash and cash equivalents, short-term investments and long-term investments on the condensed consolidated balance sheets (in thousands):

	October 29,		January 30,
	2016		2016
	Cost	Fair Value	Cost	Fair Value
Range of maturity
Due within 1 year	$171,075	$171,152	$177,564	$177,527
Due in 1 to 2 years	$21,062	$21,056	$22,033	$22,054

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the three and nine months ended October 29, 2016 or October 31, 2015. There were no transfers into or out of level 1 and level 2 during the three and nine months ended October 29, 2016 or October 31, 2015.

Available-for-sale marketable debt securities are reviewed periodically to identify possible other-than-temporary impairment. Although the Company had certain securities that were in a loss position as of October 29, 2016, the Company has no current requirement or intent to sell the securities in an unrealized loss position nor does it consider any of the unrealized losses to be credit losses. The Company expects to recover up to (or beyond) the initial cost of the investment for securities held. The available-for-sale securities in an unrealized loss position were in such a position for less than twelve months as of October 29, 2016.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes (carrying value excludes the equity component of the 2019 Notes and 2020 Notes classified in stockholders’ equity) were as follows (in thousands):

	October 29,		January 30,
	2016		2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes due 2019	$296,878	$311,027	$257,624	$300,711
Convertible senior notes due 2020	$236,444	$236,038	$198,635	$224,887

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

NOTE 11—INCOME TAXES

The Company recorded income tax expense of $1.8 million and $13.2 million in the three months ended October 29, 2016 and October 31, 2015, respectively. The Company recorded an income tax benefit of $2.6 million in the nine months ended October 29, 2016 compared to income tax expense of $36.5 million in the nine months ended October 31, 2015. The effective tax rate was 41.4% and 38.9% for the three months ended October 29, 2016 and October 31, 2015, respectively. The increase in the effective tax rate is primarily due to lower net income before tax for the three months ended October 29, 2016 as compared to the income before tax for the three months ended October 31, 2015, which causes the non-deductible items to have a larger impact on the effective tax rate. The effective tax rate was 38.9% and 38.7% for the nine months ended October 29, 2016 and October 31, 2015, respectively.

As of October 29, 2016 and January 30, 2016, $1.7 million and $0.9 million, respectively, of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the condensed consolidated balance sheets. These amounts are primarily associated with foreign tax exposures. As of October 29, 2016, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 12—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Weighted-average shares—basic	40,730,059	40,282,734	40,653,091	40,080,843
Effect of dilutive stock-based awards	196,391	2,130,923	—	2,157,124
Weighted-average shares—diluted	40,926,450	42,413,657	40,653,091	42,237,967

The following number of options and restricted stock units were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Options	7,995,703	657,649	8,594,487	455,194
Restricted stock units	892,279	4,743	1,151,993	3,662
Total anti-dilutive stock-based awards	8,887,982	662,392	9,746,480	458,856

NOTE 13—SHARE REPURCHASES

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company.

During the three and nine months ended October 29, 2016, no shares were repurchased.

During the three months ending October 31, 2015, no shares were repurchased. During the nine months ending October 31, 2015, the Company repurchased 2,625 shares of common stock from a former employee pursuant to such repurchase right for fair value at a purchase price of $0.2 million. The repurchase was settled with the issuance of a promissory note bearing interest at 3%, paid annually, with principal due at the end of a 7-year term.

As of both October 29, 2016 and January 30, 2016, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended October 29, 2016 and October 31, 2015, the Company recorded interest expense on the outstanding notes of $0.2 million. During both the nine months ended October 29, 2016 and October 31, 2015, the Company recorded interest expense on the outstanding notes of $0.7 million.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $7.4 million and $6.1 million during the three months ended October 29, 2016 and October 31, 2015, respectively. The Company recorded stock-based compensation expense of $21.7 million and $17.7 million during the nine months ended October 29, 2016 and October 31, 2015, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Option Plan and 2012 Stock Incentive Plan

As of October 29, 2016, 8,594,487 options were outstanding with a weighted-average exercise price of $49.01 per share and 5,356,854 options were vested with a weighted-average exercise price of $51.00 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of October 29, 2016 was $4.0 million, $3.4 million, and $0.9 million, respectively. Stock options exercisable as of October 29, 2016 had a weighted-average remaining contractual life of 7.18 years. As of October 29, 2016, the total unrecognized compensation expense related to unvested options was $47.0 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.07 years.

As of October 29, 2016, the Company had 1,151,993 restricted stock units outstanding with a weighted-average grant date fair value of $54.31 per share. During the three months ended October 29, 2016, 26,240 restricted stock units with a weighted-average grant date fair value of $78.36 per share vested. During the nine months ended October 29, 2016, 154,014 restricted stock units with a weighted-average grant date fair value of $65.11 per share vested. As of October 29, 2016, there was $43.0 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 3.85 years.

2012 Stock Incentive Plan Grant to Waterworks Associates

On May 27, 2016, on the date of our acquisition of Waterworks, the Company granted stock options to certain Waterworks associates under the 2012 Stock Incentive Plan to purchase 322,784 shares of its common stock, with an exercise price of $33.54 per share, which is equal to the closing price of the Company’s common stock on the date of grant. These options are fully vested as of the date of grant but any shares issued upon exercise of such options will be subject to selling restrictions which are scheduled to lapse in five equal installments on the first, second, third, fourth and fifth anniversaries of the grant date. The fully vested options resulted in a one-time non-cash stock-based compensation charge of $3.7 million in the nine months ended October 29, 2016. The Company did not record any expense related to the one-time non-cash stock-based compensation charge in the three months ended October 29, 2016.

Rollover Units

In connection with the acquisition of Waterworks, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Appreciation Rights is determined based on an option pricing method (“OPM”). The Company did not record any expense related to the Appreciation Rights during the three and nine months ended October 29, 2016. As of October 29, 2016, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Profit Interests is determined based on an OPM. For the three and nine months ended October 29, 2016 the Company recorded $0.1 million and $0.2 million, respectively, related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. As of October 29, 2016, the liability associated with the Profit Interests was $0.2 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 15—RELATED PARTY TRANSACTIONS

Aircraft Time Sharing Agreement

On March 29, 2016, Restoration Hardware, Inc., a wholly-owned subsidiary of the Company entered into an Amended and Restated Aircraft Time Sharing Agreement (the “Time Sharing Agreement”) with Gary Friedman, its Chief Executive Officer. The Time Sharing Agreement governs use of any of the Company’s aircraft (“Corporate Aircraft”) by Mr. Friedman for personal trips and provides that Mr. Friedman will lease such Corporate Aircraft and pay Restoration Hardware, Inc. an amount equal to the aggregate actual expenses of each personal use flight based on the variable costs of the flight, with the amount of such lease payments not to exceed the maximum payment level established under the Federal Aviation Administration rules. Mr. Friedman maintains a deposit with the Company, to be used towards payment of amounts due under the Time Sharing Agreement. The amount of the deposit is immaterial to the consolidated financial statements.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of October 29, 2016.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of October 29, 2016, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements.

Hernandez v. Restoration Hardware

On October 21, 2008, Mike Hernandez, individually and on behalf of others similarly situated, filed a class action in the Superior Court of the State of California for the County of San Diego against Restoration Hardware, Inc. alleging principally that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. On May 23, 2014, in response to a directive from the Court, the parties filed a joint statement as to the parties’ agreed-upon claims process for the class members as well as to other matters related to this proceeding. On September 5, 2014, the Court granted plaintiffs’ motion for attorneys’ fees, costs, and awards, and awarded $9.5 million in fees and costs to plaintiffs’ attorneys. The Court entered judgment on September 29, 2014 and, on November 21, 2014, a class member filed a notice of appeal from the judgment. As a result of the appeal, the judgment was stayed until January 10, 2015. The appeal remains pending but the judgment is enforceable. As a result of these developments, during fiscal 2014, the Company recorded a $9.5 million charge related to this matter that was subsequently decreased to approximately $8 million. The decrease of approximately $1.5 million was based on a revision of estimated class member response. On March 16, 2015, the Company, through the third party claims administrator, began mailing the class action award to class members. The Company, through the third party claims administrator, paid approximately $2.4 million in cash awards to the class members and mailed 33% discount coupons, good for one year, on purchases up to $10,000, to class members that did not request the cash award. During a hearing on April 16, 2015, the Court provided additional guidance regarding the manner in which class members can use the 33% merchandise discount coupon. Specifically, the court ordered that the 33% coupons may be combined with the Company’s other promotional offers. The coupons expired on March 16, 2016. On April 5, 2016, the Company provided an accounting of satisfaction of judgment to the Court, which the Court has approved.

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

Net revenues in each category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Furniture	$343,946	$332,142	$985,639	$924,672
Non-furniture	205,382	200,269	562,526	537,126
Total net revenues	$549,328	$532,411	$1,548,165	$1,461,798

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of October 29, 2016, the Company operates 5 retail and 2 outlets stores in Canada and operates 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three or nine months ended October 29, 2016 or October 31, 2015.

NOTE 18—SUBSEQUENT EVENTS

Effective January 1, 2017, the Company’s name will change from Restoration Hardware Holdings, Inc. to RH. The ticker symbol “RH” for our common stock listing will remain the same.

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

As of October 29, 2016, we operated a total of 85 retail galleries, consisting of 51 legacy Galleries, 6 larger format Design Galleries, 7 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries throughout the United States and Canada, as well as 15 Waterworks showrooms in the United States and in the U.K. In addition, as of October 29, 2016, we operated 28 outlet stores.

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

Key Strategies and Business Overview

In order to drive growth across our business, we are focused on the following key strategies:

•

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of next generation Design Galleries that are sized to the potential of each market and the size of our assortment. We opened a total of four next generation Design Galleries in fiscal 2016, including Design Galleries in Leawood, Austin, Las Vegas, and Seattle, which were opened in August, September, October, and November, respectively. New next generation Design Gallery sites are identified based on a variety of factors, including timing of legacy Gallery lease expiration, availability of suitable new site locations, the negotiation of favorable economic terms to the Company for the new location, as well as satisfactory and timely completion of real estate development including procurement of permits and completion of construction. The number of next generation Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects.

•	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
•	Growing our merchandise assortment;
•	Introducing new products and categories, including our introduction of RH Modern, RH TEEN and the addition of the Waterworks business;
•	Expanding our service offerings, including the introduction of the RH Interior Design program;
•	Exploring and testing new business opportunities complementary to our core business; and
•	Increasing brand awareness and customer loyalty through our circulation strategy, our digital marketing initiatives and our advertising and public relations activities and events.
•

Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, we are also working to enhance the brand experience in other aspects of our business. We are making changes in many aspects of our business processes that affect our customers, including improvements in product quality and enhancements in sourcing, product availability, in-home delivery and all aspects of customer care and service. We also believe that the introduction of experiential brand-enhancing products and services, such as expanded design ateliers, RH Interior Design program and cafes, is further enhancing our customers’ in-store experience, in addition to allowing us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

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

Our business can be affected by certain macroeconomic factors. In recent quarters, we have seen weakness in consumer spending at the luxury end of the retail market, underperformance in markets associated with energy and oil production, as well as certain markets affected by currency fluctuations. These headwinds tied to macroeconomic factors may continue in future quarters.

As a result of the number of current business initiatives we are pursuing, we have experienced in the past and may experience in the future significant period-to-period variability in our financial performance and results of operations. For example, although our introduction of RH Modern has been met with considerable demand for our products, we encountered initial difficulties in ramping up production in response to this demand. Due in part to difficulties experienced in meeting the production requirements of RH Modern, we implemented initiatives to elevate the customer experience during the first and second quarters of fiscal 2016. These efforts resulted in substantial customer accommodations and related expenses which negatively affected our financial results during these periods. We have continued our efforts to improve the customer experience during the remainder of fiscal 2016 and we expect to make further investments in connection with these investments in fiscal 2017. We may incur charges and costs related to this initiative that negatively affect our financial results.

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

In fiscal 2016, we have commenced other initiatives, including efforts to streamline and optimize our inventory levels and to refine our merchandise assortment to focus on higher performing SKUs. We are also implementing a number of changes in our organization including with respect to supply chain and merchandise delivery capabilities, which may require additional investments. Although we expect these initiatives to yield substantial operational and financial improvements over time, investment in these initiatives will lead in the short term to costs and charges that may affect our near term operating and financial results.

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

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of operations and other financial and operating data.

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(dollars in thousands, excluding per square foot store data)
Consolidated Statements of Operations:
Net revenues	$549,328	$532,411	$1,548,165	$1,461,798
Cost of goods sold	373,509	341,661	1,065,032	933,367
Gross profit	175,819	190,750	483,133	528,431
Selling, general and administrative expenses	160,433	145,874	457,207	410,103
Income from operations	15,386	44,876	25,926	118,328
Interest expense—net	11,091	11,003	32,528	24,058
Income (loss) before income taxes	4,295	33,873	(6,602)	94,270
Income tax expense (benefit)	1,778	13,163	(2,567)	36,469
Net income (loss)	$2,517	$20,710	$(4,035)	$57,801
Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	44%	47%	44%	48%
Growth in net revenues:
Stores (2)	9%	16%	14%	17%
Direct	(3%)	4%	(3%)	11%
Total	3%	10%	6%	14%
Comparable brand revenue growth (3)	(6%)	7%	(2%)	12%
Retail (4):
Retail stores open at beginning of period	84	67	69	67
Stores opened	4	4	4	5
Stores acquired	—	—	15	—
Stores closed	3	3	3	4
Retail stores open at end of period	85	68	85	68
Total leased square footage at end of period (in thousands) (5)	1,208	958	1,208	958
Total leased selling square footage at beginning of period (in thousands) (6)	776	605	725	607
Total leased selling square footage at end of period (in thousands) (6)	884	681	884	681
Weighted-average leased square footage (in thousands) (7)	1,146	886	1,066	870
Weighted-average leased selling square footage (in thousands) (7)	816	624	767	612
Retail sales per leased selling square foot (8)	$325	$384	$994	$1,081
Capital expenditures (9)	$58,876	$34,664	$104,152	$90,800
Adjusted net income (10)	$8,019	$27,736	$23,861	$73,600

(1)	Direct revenues include sales through our Source Books, websites, and Trade and Contract businesses.
(2)	Stores data represents retail stores, including Waterworks showrooms, plus outlet stores.
(3)

Comparable brand revenue growth includes retail comparable store sales and direct net revenues. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Waterworks revenue is excluded from comparable brand revenue growth and will be added in the first full quarter following the anniversary of the acquisition. Membership revenue is excluded from comparable brand revenue growth and will be added in the first full quarter following the anniversary of the program launch.

(4)

Retail data has been calculated based upon retail stores, which includes our RH Baby & Child, RH Modern Galleries and Waterworks showrooms, and excludes outlet stores and Waterworks boutique retail partner locations.

(5)

Total leased square footage includes approximately 24,000 square feet related to two owned store locations. On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms which increased our total leased square footage by approximately 73,000 as of October 29, 2016.

(6)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar matters, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 13,000 square feet related to two owned store locations. On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms which increased our total leased selling square footage by approximately 51,000 as of October 29, 2016.

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

(9)

Capital expenditures include the acquisition of buildings and land. During the three and nine months ended October 29, 2016 we made payments of $0.1 million and $3.8 million, respectively, to escrow accounts for future construction of next generation Design Galleries.

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

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$2,517	$20,710	$(4,035)	$57,801
Adjustments pre-tax:
Amortization of debt discount (a)	6,629	6,415	19,550	13,610
Legal claim (b)	—	5,076	8,701	12,118
Reorganization related costs (c)	974	—	5,698	—
Waterworks acquisition related:
Impact of inventory step-up (d)	1,786	—	5,187	—
Non-cash compensation (e)	—	—	3,672	—
Acquisition related costs (f)	—	—	2,847	—
Subtotal adjusted items	9,389	11,491	45,655	25,728
Impact of income tax items (g)	(3,887)	(4,465)	(17,759)	(9,929)
Adjusted net income	$8,019	$27,736	$23,861	$73,600

(a)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.6 million and $0.4 million during the three months ended October 29, 2016 and October 31, 2015, respectively. Amounts are presented net of interest capitalized for capital projects of $1.9 million and $1.5 million during the nine months ended October 29, 2016 and October 31, 2015, respectively.

(b)

Represents the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements.

(c)

Represents costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(d)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.

(e)	Represents a non-cash compensation charge related to one-time, fully vested option grants made in connection with our acquisition of Waterworks.
(f)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.
(g)

The adjustments for the three months ended October 29, 2016 and October 31, 2015 represent the tax effect of the adjusted items based on our effective tax rates of 41.4% and 38.9%, respectively. The adjustments for the nine months ended October 29, 2016 and October 31, 2015 represent the tax effect of the adjusted items based on adjusted effective tax rates of 38.9% and 38.7%, respectively.

The following table sets forth our consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Consolidated Statements of Operations:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.0	64.2	68.8	63.9
Gross profit	32.0	35.8	31.2	36.1
Selling, general and administrative expenses	29.2	27.4	29.5	28.0
Income from operations	2.8	8.4	1.7	8.1
Interest expense—net	2.0	2.0	2.1	1.7
Income (loss) before income taxes	0.8	6.4	(0.4)	6.4
Income tax expense (benefit)	0.3	2.5	(0.1)	2.4
Net income (loss)	0.5%	3.9%	(0.3%)	4.0%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our stores net revenues, which include all sales for orders placed in retail stores as well as sales through outlet stores, and our direct net revenues, which include sales through our catalogs and websites.

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in thousands)
Stores	$306,800	$281,560	$872,662	$764,756
Direct	242,528	250,851	675,503	697,042
Net revenues	$549,328	$532,411	$1,548,165	$1,461,798

Three Months Ended October 29, 2016 Compared to Three Months Ended October 31, 2015

Net revenues

Net revenues increased $16.9 million, or 3.2%, to $549.3 million in the three months ended October 29, 2016 compared to $532.4 million in the three months ended October 31, 2015. Stores net revenues increased $25.2 million, or 9.0%, to $306.8 million in the three months ended October 29, 2016 compared to $281.6 million in the three months ended October 31, 2015. Direct net revenues decreased $8.4 million, or 3.3%, to $242.5 million in the three months ended October 29, 2016 compared to $250.9 million in the three months ended October 31, 2015. While we recorded an increase in our net revenues in the three months ended October 29, 2016 as compared to the three months ended October 31, 2015, we experienced a decline in our comparable brand revenue of 6% for the three months ended October 29, 2016.

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms and included such additional retail stores in our weighted-average leased selling square footage for the period ended October 29, 2016. The increase in net revenues was primarily due to the acquisition of Waterworks which contributed $28.3 million, or 5%, to our net revenues for the three months ended October 29, 2016.

A number of other factors contributed to the increase in our net revenues during the three months ended October 29, 2016, including the increase in our store count and weighted average leased selling square footage which includes our non-comparable next generation Design Galleries opened in the Fall of 2015 and the third quarter of 2016, as well as our standalone RH Modern Gallery that opened in the Fall of 2015.

Factors that adversely affected our net revenues included our decision to move the mailing of our annual Source Books to the Fall, whereas our Source Books were circulated in the Spring in the prior year. The Fall 2016 mailing will not be complete until mid-December and therefore was not a meaningful contributor to net revenues in the third quarter of fiscal 2016, whereas the third quarter of fiscal 2015 benefited from the sales build of the Spring 2015 Source Books. The change in the timing of the Source Book circulation also contributed to the decline in direct net revenues. Other factors that impacted net revenues include the fact that we had not introduced any meaningful newness or significant changes to our legacy floorsets in over 16 months. Concurrent with the above, we have seen macroeconomic factors including weakness in consumer spending at the luxury end of the retail market, which may continue to negatively impact net revenues in future quarters.

The above factors and other current and future operational initiatives of the Company may create additional uncertainty with respect to our net revenues and profit in the near term.

Gross profit

Gross profit decreased $15.0 million, or 7.9%, to $175.8 million in the three months ended October 29, 2016 from $190.8 million in the three months ended October 31, 2015. As a percentage of net revenues, gross margin decreased 3.8% to 32.0% of net revenues in the three months ended October 29, 2016 from 35.8% of net revenues in the three months ended October 31, 2015.

As a result of the acquisition of Waterworks, $9.7 million was contributed to gross profit in the three months ended October 29, 2016. This was negatively impacted by $1.8 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

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

Excluding the impact of the inventory fair value adjustment and the coupons redeemed in connection with the legal claim mentioned above, gross margin would have decreased 4.4% to 32.3% of net revenues in the three months ended October 29, 2016 from 36.7% of net revenues in the three months ended October 31, 2015. This decrease is primarily due to a decrease in our product margins related to the higher discount rate offered through the RH Members Program versus our promotional cadence during the three months ended October 31, 2015. We also experienced deleverage in our gross margins related to rationalizing our SKU count and reducing inventories through markdowns. In addition, we experienced higher shipping costs, including transportation related to floorset changes and deleverage in occupancy costs due to the addition of a new distribution center in the third fiscal quarter of 2015 for which the rent expense was primarily recorded in interest expense through January 2016 based on requirements under Accounting Standards Codification (“ASC”) 840—Leases.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $14.5 million, or 9.9%, to $160.4 million in the three months ended October 29, 2016 compared to $145.9 million in the three months ended October 31, 2015.

The increase in selling, general and administrative expenses in the three months ended October 29, 2016 compared to the three months ended October 31, 2015 was primarily related to an increase in employment and employment related costs of $10.9 million due to our acquisition of Waterworks and the Company’s growth and expansion including compensation costs associated with the retail floorset changes and addition of Design Ateliers in our galleries. Selling, general and administrative expenses were also impacted by an increase in corporate occupancy costs of $6.6 million as a result of our acquisition of Waterworks and an increase in depreciation associated with upgrades in our technology infrastructure, an increase in professional fees and other corporate costs, and an increase in costs associated with a reorganization of $1.0 million, including severance costs and related taxes. These increases were partially offset by a decrease in advertising and marketing costs related to our decision to move the mailing of our annual Source Books from the Spring to the Fall.

Selling, general and administrative expenses for the three months ended October 31, 2015 included a $0.3 million charge incurred related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

Selling, general and administrative expenses were 29.0% and 27.3% of net revenues for the three months ended October 29, 2016 and October 31, 2015, respectively, excluding the reorganization costs and impact of coupons redeemed in connection with the legal claim mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by our acquisition of Waterworks and the Company’s growth and expansion including compensation costs associated with the retail floorset changes and addition of Design Ateliers in our galleries and an increase in other corporate costs. These increases were partially offset by decreases in advertising and marketing costs.

Interest expense—net

Interest expense increased $0.1 million to $11.1 million for the three months ended October 29, 2016 compared to $11.0 million for the three months ended October 31, 2015. Interest expense consisted of the following:

	Three Months Ended
	October 29,	October 31,
	2016	2015
	(in thousands)
Amortization of convertible senior notes debt discount	$7,254	$6,865
Build-to-suit lease transactions	3,083	3,270
Other interest expense	2,051	1,526
Capitalized interest for capital projects	(625)	(450)
Interest income	(672)	(208)
Total interest expense—net	$11,091	$11,003

Income tax expense

Income tax expense was $1.8 million in the three months ended October 29, 2016 compared to $13.2 million in the three months ended October 31, 2015. Our effective tax rate was 41.4% in the three months ended October 29, 2016 compared to 38.9% in the three months ended October 31, 2015.

Nine Months ended October 29, 2016 Compared to Nine Months ended October 31, 2015

Net revenues

Net revenues increased $86.4 million, or 5.9%, to $1,548.2 million in the nine months ended October 29, 2016 compared to $1,461.8 million in the nine months ended October 31, 2015. Stores net revenues increased $107.9 million, or 14.1%, to $872.7 million in the nine months ended October 29, 2016 compared to $764.8 million in the nine months ended October 31, 2015. Direct net revenues decreased $21.5 million, or 3.1%, to $675.5 million in the nine months ended October 29, 2016 compared to $697.0 million in the nine months ended October 31, 2015.

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms and included such additional retail stores in our weighted-average leased selling square footage for the period ended October 29, 2016. The increase in net revenues was primarily due to the acquisition of Waterworks which contributed $49.1 million, or 3%, to our net revenues for the nine months ended October 29, 2016.

A number of other positive factors are contributing to our net revenues, including the increase in our store count and weighted average leased selling square footage which includes our non-comparable next generation Design Galleries and our standalone RH Modern Gallery that opened in the Fall of 2015. Other factors that contributed to our net revenues include the launch of RH Modern and RH TEEN in the Fall of 2015, the introduction of new products and new product categories, the expansion of existing product assortments, and the opening of eleven outlet locations since October 31, 2015.

Factors that adversely affected our net revenues during the nine months ended October 29, 2016 included our decision to move the mailing of our annual Source Books to the Fall, whereas our Source Books were circulated in the Spring in the prior year. The Fall 2016 mailing will not be complete until mid-December and therefore was not a meaningful contributor to net revenues for the nine months ended October 29, 2016, whereas the nine months ended October 31, 2015 benefited from the sales build of the Spring 2015 Source Books. The change in the timing of the Source Book circulation contributed to the decline in direct net revenues. In addition, our transition from a promotional model to the RH Members Program, which recognizes the membership fee over an annual period, had a negative impact on the timing of our revenue recognition. Since the launch of the RH Members Program in the first fiscal quarter of 2016, we have learned that the selling cycle with members is longer which has resulted in a decline in sales in the nine months ended October 29, 2016 as compared to the nine months ended October 31, 2015. Net revenues were also reduced by an estimated $16 million due to customer accommodations related to RH Modern production delays and our investment to elevate the customer experience.

Concurrent with the above, we have seen macroeconomic factors including weakness in consumer spending at the luxury end of the retail market. Additionally, we have experienced underperformance in the markets associated with energy and oil production, as well as those affected by currency fluctuations. These factors may continue to negatively impact net revenues in future quarters.

The above factors and other current and future operational initiatives of the Company may create additional uncertainty with respect to our net revenues and profit in the near term.

Gross profit

Gross profit decreased $45.3 million, or 8.6%, to $483.1 million in the nine months ended October 29, 2016 from $528.4 million in the nine months ended October 31, 2015. As a percentage of net revenues, gross margin decreased 4.9% to 31.2% of net revenues in the nine months ended October 29, 2016 from 36.1% of net revenues in the nine months ended October 31, 2015.

As a result of the acquisition of Waterworks, $15.7 million was contributed to gross profit in the nine months ended October 29, 2016. This was negatively impacted by $5.2 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

In addition, gross profit for the nine months ended October 29, 2016 and October 31, 2015 was negatively impacted by $7.7 million and $11.0 million, respectively, related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The coupons expired in March 2016. Refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements.

Excluding the impact of the inventory fair value adjustment and the impact of the coupons redeemed in connection with the legal claim, gross margin would have decreased 4.9% to 32.0% of net revenues in the nine months ended October 29, 2016 from 36.9% of net revenues in the nine months ended October 31, 2015. This decrease is primarily due to a decline in our product margins related to the higher discount rate offered through the RH Members Program versus our promotional cadence during the nine months ended October 31, 2015. We experienced deleverage in our gross margins related to rationalizing our SKU count and reducing inventories through markdowns and our outlet channel. In addition, we experienced higher shipping costs, including transportation related to floorset changes. Lower gross margins and higher shipping costs were also related to customer accommodations and related expenses as a result of our initiative to elevate the customer experience, including production delays related to RH Modern. Further, we experienced deleverage in occupancy costs due to the addition of a new distribution center in the third fiscal quarter of 2015 for which the rent expense was primarily recorded in interest expense through January 2016 based on requirements under Accounting Standards Codification (“ASC”) 840—Leases.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $47.1 million, or 11.5%, to $457.2 million in the nine months ended October 29, 2016 compared to $410.1 million in the nine months ended October 31, 2015.

An increase in selling, general and administrative expenses of $35.0 million in the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015 was primarily related to an increase in employment and employment related costs of $29.0 million due to Company growth and expansion and our acquisition of Waterworks, an increase in corporate occupancy costs of $13.6 million as a result of our acquisition of Waterworks and an increase in depreciation associated with upgrades in our technology infrastructure, and an increase in professional fees and other corporate costs of $12.5 million. These increases were partially offset by a decrease in advertising and marketing costs related to our decision to move the mailing of our annual Source Books from the Spring to the Fall of $20.1 million.

The remaining $12.1 million increase in selling, general and administrative expenses for the nine months ended October 29, 2016 included $5.7 million associated with a reorganization, including severance costs and related taxes, $3.7 million related to one-time fully vested option grants made in connection with our acquisition of Waterworks, $2.8 million related to charges and expenses incurred as a result of the Waterworks transaction and $1.0 million related to the estimated cumulative impact of coupons redeemed in connection with the legal claim mentioned above. These increases were partially offset by a $1.1 million charge incurred in connection with the legal claim included in selling, general and administrative expenses for the nine months ended October 31, 2015.

Selling, general and administrative expenses were 28.7% and 28.0% of net revenues for the nine months ended October 29, 2016 and October 31, 2015, respectively, excluding the reorganization costs, option grants, charges and expenses incurred as a result of the Waterworks transaction, and impact of coupons redeemed in connection with the legal claim mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increased employment and employment related costs including our acquisition of Waterworks, an increase in corporate occupancy costs related to our acquisition of Waterworks and depreciation associated with upgrades in our technology systems, and an increase in professional fees and other corporate costs. These increases were partially offset by decreases in advertising and marketing costs.

Interest expense—net

Interest expense increased $8.4 million to $32.5 million for the nine months ended October 29, 2016 compared to $24.1 million for the nine months ended October 31, 2015. Interest expense consisted of the following:

	Nine Months Ended
	October 29,	October 31,
	2016	2015
	(in thousands)
Amortization of convertible senior notes debt discount	$21,467	$15,153
Build-to-suit lease transactions	9,418	6,634
Other interest expense	5,864	4,245
Capitalized interest for capital projects	(1,917)	(1,543)
Interest income	(2,304)	(431)
Total interest expense—net	$32,528	$24,058

Income tax expense (benefit)

Income tax benefit was $2.6 million in the nine months ended October 29, 2016 compared to income tax expense of $36.5 million in the nine months ended October 31, 2015. Our effective tax rate was 38.9% in the nine months ended October 29, 2016 compared to 38.7% in the nine months ended October 31, 2015.

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

Our investments in capital expenditures for the nine months ended October 29, 2016 totaled $104.2 million. Additionally, we made payments of $3.8 million during the nine months ended October 29, 2016 to escrow accounts for future construction of next generation Design Galleries. We expect to have gross capital expenditures of approximately $180 million to $190 million in fiscal 2016, primarily related to our efforts to continue our growth and expansion, including construction of our new galleries and infrastructure investments. The majority of the current lease arrangements for our new galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from our landlords related to the building of our larger format and next generation Design Galleries in fiscal 2016. We currently do not anticipate opening additional distribution centers in the short term.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Nine Months Ended
	October 29,	October 31,
	2016	2015
	(in thousands)
Used in operating activities	$(29,124)	$(17,630)
Used in investing activities	(263,378)	(182,841)
Provided by (used in) financing activities	(2,311)	278,540
Increase (decrease) in cash and cash equivalents	(294,471)	78,045
Cash and cash equivalents at end of period	55,426	226,979

Net Cash Used In Operating Activities

Operating activities consists primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the nine months ended October 29, 2016, net cash used in operating activities was $29.1 million and consisted of a net loss of $4.0 million and an increase in uses of working capital and other activities of $119.9 million, offset by non-cash items of $94.9 million. Working capital and other activities consisted primarily of decreases in accounts payable and accrued liabilities of $73.6 million primarily due to the timing of payments to our vendors, and increases in inventory of $23.3 million related to the increase in both existing and new products. In addition, other current liabilities decreased $25.4 million primarily due to federal and state tax payments, and prepaid expense and other current assets increased $30.4 million due to an increase in capitalized catalog costs related to our decision to move the mailing of our annual Source Books from the Spring to the Fall. This was partially offset by increases in deferred revenue and customer deposits of $22.7 million and an increase in other non-current obligations of $8.5 million primarily due to a deferred contract incentive.

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

For the nine months ended October 29, 2016, net cash used in investing activities was $263.4 million primarily as a result of our acquisition of Waterworks, net of cash acquired, of $116.1 million. In addition, we made $104.2 million of investments in new galleries, information technology and systems infrastructure, supply chain and other corporate assets, as well as payments of $3.8 million to escrow accounts for future construction of next generation Design Galleries. In addition, we made investments in available-for-sale securities of $187.0 million, partially offset by maturities and sales of such investments of $115.9 million and $31.9 million, respectively.

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

For the nine months ended October 29, 2016, net cash used in financing activities was $2.3 million primarily due to tax shortfalls from the exercise of stock options of $2.3 million and cash paid for employee taxes related to net settlement of equity awards of $1.4 million.

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

Build-to-Suit Lease Transactions

The non-cash additions of property and equipment due to build-to-suit lease transactions are the result of the accounting requirements of ASC 840—Leases for those construction projects for which we are the “deemed owner” of the construction project given the extent to which we are involved in constructing the leased asset. If we are the “deemed owner” for accounting purposes, upon commencement of the construction project, we are required to capitalize contributions by the landlord toward construction as property and equipment on our consolidated balance sheets. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of our consolidated statements of cash flows.

However, over the lease term, these non-cash additions to property and equipment due to build-to-suit lease transactions do not impact our cash outflows, nor do they impact net income (loss) within our consolidated statements of operations.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 29, 2016, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of October 29, 2016. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 29, 2016, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of October 29, 2016. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio was approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of October 29, 2016, Restoration Hardware, Inc. was in compliance with all covenants of the amended and restated credit agreement, and if the availability under the amended and restated credit agreement was less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

As of October 29, 2016, Restoration Hardware, Inc. had no amounts outstanding under the amended and restated credit agreement. As of October 29, 2016, Restoration Hardware, Inc. had $586.3 million undrawn borrowing availability under the amended and restated credit agreement and had $13.7 million in outstanding letters of credit.

Contractual Obligations

As of October 29, 2016, there were no material changes to our contractual obligations described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2015 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of October 29, 2016.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At October 29, 2016, there were no amounts outstanding under the revolving line of credit. As of October 29, 2016, we had $586.3 million undrawn borrowing availability under the revolving line of credit and had $13.7 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended October 29, 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of October 29, 2016, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of October 29, 2016, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended October 29, 2016

During the three months ended October 29, 2016, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
July 31, 2016 to August 27, 2016
Shares withheld from delivery (1)	4,667	$30.35
August 28, 2016 to October 1, 2016
Shares withheld from delivery (1)	30,548	35.48
October 2, 2016 to October 29, 2016
Shares withheld from delivery (1)	5,112	33.64
Total	40,327	$34.65

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

Restoration Hardware Holdings, Inc.

Date: December 8, 2016	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2016	By:	/s/ Karen Boone
Karen Boone
Co-President, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)