Form 10-K
period 2017-01-28
RH
filed 2017-03-29
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35720

RH

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 29, 2016, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $850,170,955. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 24, 2017, 35,902,419 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 28, 2017.

RH

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

Overview

RH (the “Company”) is a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores.

The Company was formed as a Delaware corporation on August 18, 2011. On November 7, 2012, the Company completed an initial public offering. On December 15, 2016, Restoration Hardware Holdings, Inc. filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name to “RH,” effective January 1, 2017.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books, and websites. As of January 28, 2017, we operated a total of 85 retail Galleries, consisting of 50 legacy Galleries, 6 larger format Design Galleries, 8 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms in the United States and in the U.K. In addition, as of January 28, 2017, we operated 28 outlet stores throughout the United States and Canada.

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

Sales Channels

We distribute our products through a fully integrated sales platform comprised of our stores, catalogs and websites. We believe the level of integration among all of our channels and our approach to the market distinguishes us from most other retailers. For fiscal 2016, sales of products originating in our stores represented 55% of our net revenues, while sales from our direct business represented 45% of our net revenues. We believe our channels complement each other and our customers’ buying decisions are influenced by their experiences across more than one of our sales channels. We encourage our customers to shop across our channels and have aligned our business and internal organization to be channel agnostic. Our integrated distribution and product delivery network serves all of our channels. We believe the key advantage of our multiple sales channels is our ability to leverage the unique attributes of each channel in our approach to the market.

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

We currently operate the following distinct store types, as of January 28, 2017:

1)	Next generation Design Galleries; which include our Galleries in Atlanta, Chicago, Denver, Tampa, Leawood, Austin, Las Vegas and Seattle, which average approximately 41,000 leased selling square feet;
2)	Larger format Design Galleries; which include our Galleries in Houston, Scottsdale, Boston, Indianapolis, Greenwich, and Los Angeles, which average approximately 19,000 leased selling square feet;
3)	Legacy Galleries, which average approximately 8,000 leased selling square feet;
4)	Waterworks Showrooms, which average approximately 4,000 leased selling square feet
5)	The RH Modern Gallery, which is located in Los Angeles and is approximately 13,000 leased selling square feet; and
6)	RH Baby & Child Galleries, which average approximately 4,000 leased selling square feet.

We continue to evaluate potential opportunities for stand-alone RH Baby & Child, RH Teen and RH Modern Galleries in key markets.

In fiscal 2016, we opened four next generation Design Galleries:

1)	RH Leawood, The Gallery at Town Center Plaza;
2)	RH Austin, The Gallery at the Domain;
3)	RH Las Vegas, The Gallery at Tivoli Village; and
4)	RH Seattle, The Gallery at University Village.

In each of these markets the Company closed a legacy Gallery simultaneously with the opening of the new next generation Design Gallery, other than Las Vegas which was a new market for RH.

In fiscal 2015, RH unveiled its initial foray into hospitality at RH Chicago, The Gallery at the Three Arts Club. This first of its kind retail concept provides a seamlessly integrated culinary offering, including the 3Arts Club Café, the 3Arts Club Wine Vault & Tasting Room, and the 3Arts Club Panty & Espresso Bar. Building on the success in Chicago, RH plans to introduce an integrated hospitality experience in our Galleries in select markets beginning in 2017.

Retail Gallery Metrics (1)

	Twelve Months Ended
	January 28, 2017		January 30, 2016
	Store Count	Total Leased Selling Square Footage (2)	Store Count	Total Leased Selling Square Footage (2)
		(in thousands)		(in thousands)
Beginning of period	69	725	67	607
Waterworks Showrooms acquired	15	51.0	—	—
Retail Galleries opened:
Leawood next generation Design Gallery	1	33.5	—	—
Waterworks San Francisco Showroom	1	5.8	—	—
Austin next generation Design Gallery	1	39.6	—	—
Las Vegas next generation Design Gallery	1	47.6	—	—
Seattle next generation Design Gallery	1	35.7	—	—
Pittsburgh Gallery	1	6.0	—	—
Tampa temporary Gallery	—	—	1	4.3
Baby & Child West Palm Beach Gallery	—	—	1	2.5
Baby & Child Greenwich Gallery	—	—	1	4.2
Chicago next generation Design Gallery	—	—	1	44.8
Denver next generation Design Gallery	—	—	1	46.4
Los Angeles RH Modern Gallery	—	—	1	12.8
Tampa next generation Design Gallery	—	—	1	36.1
San Diego temporary Gallery	—	—	1	5.7
Retail Galleries closed:
Kansas City legacy Gallery	(1)	(9.9)	—	—
Waterworks San Francisco (Kansas Street) Showroom	(1)	(2.0)	—	—
Austin legacy Gallery	(1)	(6.2)	—	—
Seattle legacy Gallery	(1)	(8.1)	—	—
Pittsburgh legacy Gallery	(1)	(5.7)	—	—
Tampa legacy Gallery	—	—	(1)	(6.1)
Chicago (Deer Park) legacy Gallery	—	—	(1)	(6.1)
Chicago (Lincoln Park) legacy Gallery	—	—	(1)	(8.4)
Denver legacy Gallery	—	—	(1)	(7.5)
Tampa temporary Gallery	—	—	(1)	(4.3)
San Diego legacy Gallery	—	—	(1)	(6.8)
End of period	85	912	69	725

Total leased square footage at end of period (3)		1,242		1,011
Weighted-average leased square footage (4)		1,108		904
Weighted-average leased selling square footage (4)		802		641
Retail sales per leased selling square foot (5)		$1,271		$1,463

(1)	Retail data has been calculated based upon retail stores, which includes our RH Baby & Child and RH Modern Galleries, and excludes outlet stores.
(2)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for fiscal 2016 and fiscal 2015 includes approximately 13,000 square feet related to two owned store locations.

(3)	Total leased square footage for fiscal 2016 and fiscal 2015 includes approximately 24,000 square feet related to two owned store locations.
(4)	Weighted-average leased selling and total square footage is calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.
(5)

Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the weighted-average leased selling square footage for the period.

As of January 28, 2017, we operated a total of 85 retail Galleries, consisting of 50 legacy Galleries, 6 larger format Design Galleries, 8 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms in the United States and in the U.K. The following list shows the number of retail Galleries in each U.S. state, each Canadian province and in the U.K. where we operate as of January 28, 2017:

Location	Store	Location	Store	Location	Store
Alabama	1	Massachusetts	2	Tennessee	1
Arizona	2	Michigan	1	Texas	7
California	19	Minnesota	1	Utah	1
Colorado	2	Missouri	1	Virginia	2
Connecticut	4	Nevada	1	Washington	1
Florida	6	New Jersey	2	District of Columbia	2
Georgia	2	New York	5	Alberta	2
Illinois	3	North Carolina	2	British Columbia	1
Indiana	1	Ohio	3	Ontario	2
Kansas	1	Oklahoma	1	London	1
Louisiana	1	Oregon	1
Maryland	1	Pennsylvania	2	Total	85

We continually analyze opportunities to selectively consolidate stores in connection with openings of our next generation Design Galleries or close stores that have been under-performing or are no longer consistent with our brand positioning. In many cases, we continue to operate a store until its lease has expired in order to effect the closure in a cost-efficient manner.

Outlet Stores

As of January 28, 2017, we operated 28 outlet stores in 20 states in the United States and Canada. Of the 12 outlets opened in fiscal 2016, seven have short-term lease agreements with terms of 24 months or less. Our outlet stores are branded as Restoration Hardware Outlet or RH Outlet and are typically located in large outlet malls. Our outlet stores serve as an efficient means to sell second quality, discontinued and overstock inventory outside of our core sales channels. In addition, we periodically hold warehouse sales to liquidate inventory. These net revenues are included in our outlet channel.

E-Commerce

Our primary websites, www.rh.com, www.restorationhardware.com, www.rhbabyandchild.com, www.rhteen.com and www.rhmodern.com, provide our customers with the ability to purchase our merchandise online. On May 27, 2016, we acquired a controlling interest in Waterworks, which sells products online through www.waterworks.com.

Our e-commerce platform allows our customers to experience the RH lifestyle reflected in our catalogs and throughout our stores, and to shop substantially all of our current product assortment. We update our websites regularly to reflect new products, product availability and occasionally special offers.

The RH websites also offer room-based navigation, which allows the customer to envision and shop items by room or by product, expanding on the richness of the online experience. For example, customers can search our websites for products by size or color, browse through our extensive product categories and see detailed information about each item and collection, such as dimensions, materials and care instructions. Additionally, customers can select color swatches and view merchandise displayed with different color and fabric options.

Source Books

We produce a series of catalogs, which we refer to as Source Books, to showcase our merchandise assortment. In fiscal 2016, these included our Interiors, Outdoor, RH Modern, RH TEEN, RH Baby & Child, Rugs, Lighting and Holiday Source Books. Our Source Books are one of our primary branding and advertising vehicles. We have found that merchandise assortments displayed in our Source Books contribute to increased sales of those products across all of our channels. As in our retail stores, our Source Books present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Source Books also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Source Books is coordinated in-house in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our Source Book production costs.

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

Phone Orders

In addition to making purchases in our stores or online, customers, including those from our Trade and Contract businesses, can place orders over the phone by calling our customer service associates. In fiscal 2016, phone orders represented approximately 11% of net revenues.

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

Our stores and our Source Books are the primary branding and advertising vehicles for the RH brands. The highly-differentiated design aesthetic and shopping environment of our stores drive customer traffic not only to our stores but also to our direct channels. Our Source Books and targeted emails further reinforce the RH brand image and drive sales across all of our sales channels. We also engage in a wide range of other marketing, promotional and public relations activities to promote our brands. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-store events related to new store openings and product launches. We also engage print advertising in brand-relevant publications such as Architectural Digest, Elle Décor, Veranda, Town and Country, DuJour and others, and deliver marketing messages to customers via online advertising. We believe that these efforts will drive increased brand awareness, leading to higher sales in our stores and our direct business over time.

In March 2016, we introduced the RH Members Program, an exclusive new membership program that reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across all RH brands in addition to other benefits including complimentary interior design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card, among other benefits. We have introduced the RH Members Program as an alternative to prior practices involving numerous event-driven promotions, which has changed the promotional cadence of our business from historical norms. Our business has evolved from a product based business to a project based business. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value. We believe that our shift from a promotional event model to a membership model has enhanced the customer experience, rendered our brand more valuable, improved operational execution and reduced costs.

Sourcing

We primarily contract with third-party vendors for the manufacture of our merchandise. Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with vendors and manufacturers. Our products are generally made from readily available raw materials. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2016, we sourced approximately 75% of our purchase dollar volume from approximately 28 vendors. In fiscal 2016, one vendor accounted for approximately 13% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2016, approximately 78% of our products were sourced in Asia, the majority of which originated from China, 12% from the United States and the remainder from other regions.

RH is committed to offering safe, legal, high quality products, made consistently with our values. RH has a Compliance and Social Responsibility team dedicated to ensuring we keep these commitments through product testing, audits and other verification methods. Product testing is a core process for our organization. RH Baby & Child has received GREENGUARD Gold Certification of nursery furniture, which demonstrates that these products are low-emitting, thus contributing to better indoor air quality. GREENGUARD Gold Certified products aid in the creation of healthier indoor environments, by emitting fewer airborne compounds that can contribute to health issues including asthma and other respiratory conditions. We are in the process of obtaining GREENGUARD Gold Certification for all of our furniture products.

We believe that we generally have strong relationships with our product vendors. We have a limited number of long-term merchandise supply contracts. Although we transact business primarily on an order-by-order basis, we typically work with many of our vendors over extended periods of time, and many vendors are making long-term capacity investments to serve our increasing demands.

Distribution and Delivery

We manage the distribution and delivery of our products through our distribution centers. We have four furniture fulfillment centers and one small parcel fulfillment center servicing RH products, which are located strategically in five markets throughout the United States. We have one fulfillment center in the United States servicing Waterworks products.

We offer a white glove home delivery service for our larger merchandise and furniture categories, where third-party delivery personnel assist our customers by delivering fully assembled items to the location of their choice. We operate portions of our home delivery services in eleven key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We plan to continue to in-source these services in additional markets over time.

Through expansions and upgrades to our warehousing, distribution and delivery operations, we have improved our supply chain and fulfillment capabilities, and have built a scalable infrastructure to support our future growth. We believe our enhanced supply chain and fulfillment operations allow us to manage customer orders and distribute merchandise to stores and customers in an efficient and cost-effective manner. We also believe that these upgrades have improved customer satisfaction by reducing delivery times, reducing damage to merchandise, and improving our customer’s overall buying experience.

We intend to continue to strengthen our supply chain operations through a number of key initiatives in fiscal 2017 designed to improve our fulfillment and delivery logistics performance and to achieve greater efficiencies in the management of our inventories which includes investing significant time architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data.

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

Employees

As of January 28, 2017, we had approximately 5,000 employees, of which approximately 800 were part-time employees. As of that date, approximately 2,400 of our employees were based in our stores. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.

Intellectual Property

The “RH”, “Restoration Hardware,” “RH Baby & Child,” “RH Modern,” “RH Teen,” “Waterworks,” and “Waterworks Studio” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including “restorationhardware.com,” “rh.com,” “rhbabyandchild.com,” “rhmodern.com,” “rhteen.com,” and “waterworks.com” and others that include our trademarks. These domain names are perpetually renewable. We own design patents or pending applications to protect the ornamental appearance of several of our products. These design patents are valid for 14 years from the date of issuance. We own copyrights, including copyright registrations or pending applications, for our website and for several of our Source Books. We believe that our trademarks, design patents, and copyrights have significant value and we will vigorously protect them against infringement.

Fluctuation in Quarterly Results

Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and the timing of Source Book releases, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. In addition, the introduction of the RH Members Program may influence the seasonality of our business, which previously fluctuated based on the timing of our promotional events.

Regulation and Legislation

We are subject to numerous regulations, including labor and employment laws, customs, laws governing truth-in-advertising, consumer protection, privacy, safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of our Galleries, outlets and warehouse facilities, in the United States, Canada and the U.K., as well as in jurisdictions from which we source our products. We believe we are in material compliance with laws applicable to our business.

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

Our Investor Relations Department can be contacted at RH, 15 Koch Road, Suite K, Corte Madera, CA 94925, Attention: Investor Relations; telephone: 415-945-3500; e-mail: investorrelations@rh.com.

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

Risks Related to Our Business

We have experienced significant fluctuation in the growth rate of our business during the last several years, and high levels of growth may not be achieved in future periods and may not generate a corresponding improvement in our results of operations.

We have experienced significant fluctuation in the growth rate of our business during the last several years. We may continue to experience wide fluctuations in quarter-to-quarter performance, not only because the rate of sales growth in some quarters may be slower than in prior periods but also because we may experience some quarters that have growth rates that are higher than prior periods. We are currently engaged in a number of initiatives to support the growth and transformation of our business, including investments to elevate the customer experience, which includes architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data, the transition from a promotional to a membership model, and a more aggressive approach to rationalizing our SKU count and optimizing inventory including through selling slower moving, discontinued and other inventory through markdowns and our outlet channel. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our gross margins in the short term and may amplify fluctuations in our growth rate from quarter to quarter depending on the timing and extent of our realization of the costs and benefits of such initiatives.

We attribute recent negative impacts on our sales and earnings during fiscal 2016 to several temporal issues, including the costs related to the launch of RH Modern; the timing of recognizing membership revenues related to the transition from a promotional to a membership model; efforts to reduce inventories and rationalize our SKU count; and the decision to push our 2016 Source Book mailing from the Spring to the Fall. We are seeking to address the impact of all of these temporal factors on our business, and while we are optimistic that we can move beyond these temporal issues during fiscal 2017 we can provide no assurances as to the exact degree of any success that we may have with these initiatives. In addition, some of the efforts to address these issues may continue to have an impact on financial results. For example, efforts to sell slower moving, discontinued and other inventory through markdowns and our outlet channel may drive higher sales and lower margins and earnings during some periods during fiscal 2017 as we expect these initiatives to continue during fiscal 2017.

Some factors affecting our business are not within our control including macroeconomic conditions. In prior periods, our results of operations have been adversely affected by weakness in the overall economic environment including during periods of economic recession as well as slowdowns in the housing market. Our business performance is also linked to the overall strength of luxury consumer spending in markets in which we operate. Economic conditions affecting selected markets in which we operate can have an impact on the strength of our business in those local markets. As an example, during recent periods in which the price for oil declined rapidly, we experienced a slowing in our business in some regions where the economy is linked to energy exploration and production including Texas and Canada.

In addition, our rates of revenue growth and comparable brand revenue growth have sharply fluctuated from quarter to quarter over the last three years and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons such as promotional events, store openings, shifts in the timing of holidays and the timing of Source Book releases, among other things. The results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. Our results of operations may also vary relative to corresponding periods in prior years. We may take certain pricing, merchandising or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season, and as a result we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and cannot be relied upon as indicators of future performance.

Numerous other factors affect period-to-period comparisons in our revenue and comparable brand revenue growth, including:

•	the overall economic and general retail sales environment, including the effects of uncertainty or stock market volatility on consumer spending;
•	consumer preferences and demand;

•	the number, size and location of stores we open, close, remodel or expand in any period;
•	changes in Source Book circulation, and the number of pages in our Source Books and timing of mailing;
•	our ability to efficiently source and distribute products;
•	changes in our product offerings and the introduction and timing of introduction of new products and new product categories;
•	promotional events;
•	our competitors introducing similar products or merchandise formats;
•	the timing of various holidays, including holidays with potentially heavy retail impact; and
•	the success of our marketing programs.

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

We are undertaking a large number of business initiatives at the same time, including exploring opportunities to expand into new categories and complementary businesses. If these initiatives are not successful, they may have a negative impact on our results of operations.

We are undertaking a large number of new business initiatives in order to support our future growth. For example, we have developed and continue to refine and enhance our Gallery format, which involves larger store square footage. We also continue to add new product categories and to expand product assortments. For example, in fiscal 2015 we introduced our new RH Modern and RH Teen categories. We are currently contemplating other new product lines and extensions and complementary brand-enhancing businesses, such as the expansion of our product sales to international markets and providing brand-enhancing offerings in hospitality including an integrated food and beverage experience. For example, in fiscal 2015 we unveiled our initial foray into hospitality at RH Chicago, The Gallery at the Three Arts Club, offering the 3Arts Club Café, the 3Arts Club Wine Vault & Tasting Room, and the 3Arts Club Panty & Expresso Bar. We plan to provide integrated food and beverage offerings in several of the new Gallery locations that we anticipate opening in the next several years. If we are not successful in managing the large number of new initiatives that are underway, we might experience an adverse impact on our financial performance and results of operations.

Furthermore, we can provide no assurances that customers will respond favorably to our new product offerings, Galleries or complementary businesses or that we will successfully execute on such business initiatives. Such new business opportunities may not achieve market acceptance or may only achieve market acceptance in limited geographic areas or at certain Design Galleries. In addition, developing and testing new and multiple business opportunities and strategies often requires knowledge in areas of expertise that may be new to our organization and may require significant time of our management and resources. For example, the brand-enhancing offerings in hospitality that we are pursuing represent areas where we have limited or no prior operating or management experience. We can provide no assurances that we will be successful in expanding our operations into any new businesses and product lines.

Any new businesses we enter may also expose us to additional laws, regulations and risks, including the risk that we may incur ongoing operating expenses in such businesses in excess of revenues, which could harm our results of operations and financial condition. The financial profile of any such new businesses may be different than our current financial profile, which could affect our financial performance and the market price for our common stock. For example, new hospitality concepts that we are pursuing could expose us to new risks related to consumer litigation and longer lease terms.

We often have in the past, and may in the future, incur significant costs for any new initiative before we realize any corresponding revenue with respect to such initiative. In addition, we may incur costs as we revise, restructure or discontinue existing product categories or business offerings in favor of pursuing new initiatives or retail concepts. For example, as we continue to open larger format Design Galleries in select major metropolitan markets, we expect to close a number of legacy Galleries and replace them with our next generation Design Gallery format. The introduction of integrated food and beverage offerings at our new Gallery locations often requires significant investments by us before the location is open to customers and able to generate revenues and we anticipate that a number of Galleries to be opened during the next several years will require this form of upfront investment before they generate revenue from the food and beverage offerings. In addition, during the fourth quarter of fiscal 2016, we initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and we no longer operate RHCA as a separate division, and as a result we incurred restructuring related costs. To the extent that these new business opportunities do not generate sufficient revenue to recoup the cost of developing and operating such new concepts, our results of operations could be materially adversely affected.

In addition, we are continuing a number of new initiatives to improve the operations of our business, including elevating the customer experience which includes architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data, transitioning from a promotional to a membership model, rationalizing our SKU count and optimizing inventory which includes selling slower moving, discontinued and other inventory through markdowns and our outlet channel, enhancing and optimizing our product sourcing capabilities, improving our distribution and delivery of products to our customers, including architecting a new fully integrated back-end operating platform, and adding new management information systems. For example, in the early part of fiscal 2016, we introduced the RH Members Program, which provides a range of benefits to our customers in return for payment of an annual membership fee. We have introduced the RH Members Program, an alternative to prior practices involving numerous event-driven promotional programs. The RH Members Program is new to our business and has not been tested prior to its introduction. Given that this concept is new and untested, there can be no certainty as to exactly how our customers may react to this program over time or how the RH Members Programs’ rollout will affect our financial results from quarter to quarter.

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

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in realizing the expected benefits of such acquisitions.

As part of exploring growth opportunities, we may acquire from time to time value-creating, add-on businesses that broaden our existing position and market reach. For example, in fiscal 2016, we acquired a controlling interest in Waterworks. However, there can be no assurance that in the future we will be able to find suitable businesses to purchase, that we will be able to acquire such businesses on acceptable terms, or that we will be successful in realizing the benefits of any acquisition we pursue. If we are unsuccessful in our acquisition efforts, then our ability to continue to grow at rates we anticipate could be adversely affected. In addition, we face the risk that an acquired business may not be successful on the RH platform and may underperform relative to expectations. We may be unable to achieve synergies originally anticipated, we may be exposed to unexpected liabilities or we may be unable to sufficiently integrate completed acquisitions into our current business model and platform. The success of any completed acquisition will depend on our ability to effectively manage the business after the acquisition. The process of maintaining the right incentives for management of acquired businesses and integrating the acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Our failure to incorporate acquired businesses into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. Further, if we fail to allocate our capital appropriately, in respect of either our acquisitions or organic growth in our operations, we could be overexposed in certain markets and geographies and unable to expand into adjacent products or markets.

Changes in consumer spending and factors that influence spending of the specific consumers we target, including the health of the high-end housing market, may significantly impact our revenue and results of operations.

We target consumers of high-end home furnishings as customers for our products. As a result, we believe that our sales are sensitive to a number of factors that influence consumer spending generally, but are particularly affected by the health of the higher end customer and demand levels from that customer demographic. In addition, not all macroeconomic factors are highly correlated in their impact on lower end housing versus the higher end customer. Demand for lower priced homes and first time home buying may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer. The higher end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher end real estate markets in the U.S., the number of second and third homes being sold, stock market prices and volatility and the perceived prospect for capital appreciation in higher end real estate. Although employment levels in the U.S. were reasonably strong at the beginning of 2017, there can be no assurance that some of the other macroeconomic factors described above will not adversely affect the higher end consumer that we believe makes up the bulk of our customer demand.

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

Additionally, our reputation could be jeopardized if we fail to maintain high standards for merchandise and service quality. With the growth in importance and the impact of social media over the last few years, any negative publicity from product defects, recalls or failures in service may be magnified and reach a large portion of our customer base in a very short period of time, which could harm the value of our brand and, consequently, our financial performance could suffer. We may also suffer reputational harm if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, if we fail to comply with local laws and regulations or if we experience other negative events that affect our image or reputation. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

Our failure to successfully manage the strategy and costs of our Source Book mailings or other promotional programs and costs could have a negative impact on our business.

Source Book mailings are an important component of our business. We continue to adjust and refine our Source Book mailing strategy and we expect to do so in the future. For example, in fiscal 2014 and fiscal 2015, we reduced the number of Source Books circulated, and in fiscal 2016, we decided to move the mailing of our annual Source Books to the Fall, whereas our Source Books were circulated in the Spring in the prior years. We intend to continue adjusting our Source Book circulation strategy based on a variety of factors, including the success of the various changes that we adopt. We can provide no assurances as to the success of any Source Book strategy we pursue. Increased expenditures on our catalog strategy may result in the production of too many Source Books, which could negatively affect our operating margins. Reducing expenditures on our catalog strategy, however, could overly restrict catalog circulation and have a negative effect on our revenues. Additionally, due to the size of our Source Books we have in the past received negative publicity from environmental groups. If we fail to adequately adjust our catalog strategy to meet our goals, or if our catalog strategy is unsuccessful, our results of operations could be negatively impacted.

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

We must successfully manage our supply chain and vendors in order to produce sufficient quantities of products that our customers wish to purchase in a timely manner. We must manage our supply chain and inventory levels, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, such that our “in stock” position in merchandise correlate well to consumer demand and expected delivery times. Because much of our merchandise requires that we provide vendors with significant ordering lead times, frequently before market factors are known, we may not be able to source sufficient inventory to meet demand if our products prove more popular than anticipated. In addition, our current initiatives to streamline and optimize our inventory levels may not be successful. From time to time, we have experienced periods in which some of our vendors were not able to meet customer demand levels for certain products resulting in significant back orders for goods, higher rates of cancellation on orders in process and, in some instances, the loss of customer sales when orders could not be completed in a timely manner. Further, the seasonal nature of some of our products requires us to carry a significant amount of inventory prior to certain selling seasons. If we are unable to accurately predict and track demand, we may be required to mark down the price of certain products in order to sell excess inventory or we may be required to sell such inventory through our outlet stores or warehouse sales. For these reasons, our results of operations in any given quarterly period may be adversely affected. We expect these factors to continue from time to time as we add new product assortments and new merchandise categories into our business.

We are subject to risks associated with our dependence on foreign manufacturing and imports for our merchandise.

Based on total volume dollar purchases, in fiscal 2016 we sourced approximately 88% of our merchandise from outside the United States, including 78% from Asia, the majority of which originated from China. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, particularly Asia. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones as well as the ability of our vendors to scale their operations commensurate with demand from our customers, which in some cases will require substantial ongoing investments to support additional capacity. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order-by-order basis.

Recent events, including the U.S. presidential election and Brexit in the U.K., have resulted in substantial regulatory uncertainty regarding international trade and trade policy. For example, President Trump and members of the U.S. Congress have called for substantial changes to tax policies, including the possible implementation of a border tax. The Trump administration has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the possible introduction of import duties or tariffs. Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity of some types of goods that we import into the United States. The possible implementation of a border tax or tariff could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products outside the United States, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

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

We are engaged in a number of initiatives to enhance the quality of our customers’ experience, which we expect will require significant expenditures in the near term and which are expected to include increasingly significant operational and other changes in the near term, such as increased attention to the quality of the products that we sell. From time to time we have recalled products from the market due to quality or other issues. Despite our ongoing efforts to improve customers’ satisfaction with their experience at RH, we may fail to maintain the necessary level of quality for some of our products in order to satisfy our customers. For example, our vendors may not be able to continuously adhere to our quality control standards, and we might not identify a quality deficiency before merchandise ships to our stores or customers. Our failure to supply high quality merchandise in a timely and effective manner to our customers could damage our reputation and brand image, and could lead to an increase in product returns or exchanges or customer litigation against us and a corresponding increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards or applicable government requirements could trigger high rates of customer complaints or returns or could become subject to a product recall, which could in turn damage our reputation and brand image, result in consumer litigation (including class-action lawsuits), and harm our business.

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

Increases in the prices of the components and raw materials used in our products could negatively affect the sales of our merchandise and our product margins. Alternatively, the strength of the U.S. dollar may negatively impact the ability of some of our customers to purchase our goods. We believe some portion of our business depends on non US consumers including sales in our stores in Canada and Waterworks showrooms in the U.K. as well as sales in some of our U.S. based stores which have a high degree of visitors from other countries who purchase goods from us while visiting the United States.

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

We lease all but two of our retail store locations and we also lease our outlet stores, our corporate headquarters and other storage and office space, and our distribution and home delivery facilities. The initial lease term of our retail stores generally ranges from ten to fifteen years, and certain leases contain renewal options for anywhere from ten to twenty-five years. The initial lease term for one of our next generation Design Galleries is forty-one years, and contains renewal options for five years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent amounts, plus a percentage rent based upon sales after certain minimum thresholds are achieved, as well as common area maintenance charges, real property insurance and real estate taxes. We purchased the building and land for our store in San Francisco and one of our Toronto store locations, and we own two properties in Yountville, California, one is the location of our wine tasting room and the other is expected to become the location of a Design Gallery in the future. We previously entered into a real estate joint venture transaction related to the development of our Patterson distribution center. As we develop new stores, new store formats and other new strategic initiatives in the future, we may explore other models for our real estate, which could include further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might include complicated real estate transactions and require additional capital investment and could present different risks related to the ownership and developments of real estate compared to those risks associated with a traditional store lease with a landlord, including greater financial exposure if our plans for the relevant real estate are not as successful as we originally anticipate or if the value of the real estate we acquire subsequently decreases.

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

Reductions in the volume of mall and other in-store traffic or the closing of shopping malls as a result of changing demographic patterns could significantly reduce our sales.

Although many of the new Design Galleries that we have opened are being developed outside of the shopping mall setting, a significant portion of our existing footprint of legacy Galleries is currently located in shopping malls. Sales at stores located in malls are derived, in part, from the volume of traffic in those malls. These stores benefit from the ability of the malls to generate consumer traffic in the vicinity of our stores and the continuing popularity of the malls as shopping destinations and positive experiences.

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

If we are unable to successfully optimize and operate our distribution centers, furniture home delivery hubs and customer service centers, as well as fulfill orders and deliver our merchandise to our customers in a timely manner, our business and results of operations will be harmed.

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

We are currently engaged in efforts to improve the quality of our customer experience, which includes making changes to the way in which we operate our distributions centers, furniture home delivery hubs and customer service centers. Additionally, we plan to invest significant time architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data. Some of these efforts may require us to make significant expenditures in periods in the near term, which may also have a negative effect on our results of operations if there is no associated increase in revenues or decrease in returns or if any such effect is less than anticipated. There can be no assurance however that any of these efforts will be successful or that we will not encounter additional difficulties in achieving higher levels of customer satisfaction.

We are also engaged in initiatives to rationalize our SKU count, and in order to realize the anticipated benefits of such initiatives, including through lower inventories and reduced working capital, we are currently focused on optimizing the use of our current distribution centers over opening new distribution centers as well as potentially consolidating our existing distribution centers. While we believe that optimizing and potentially consolidating our distribution centers will allow us to more efficiently manage our inventory and optimize our uses of capital, in the short term such strategy may result in additional costs, including increased freight costs and lease early termination fees. Furthermore, in the past, during periods of significant customer growth and demand, we have found that our distribution centers often run at capacity. If we fail to accurately anticipate the future capacity requirements of our distribution centers, we may experience delays and difficulties in fulfilling orders and delivering merchandise to customers in a timely manner. Furthermore, we may be unable to remedy such issues quickly as opening additional distribution and home delivery facilities can face operational difficulties, such as disruptions in transitioning fulfillment orders to the new distribution facilities and problems associated with operating new facilities or reducing the size and changing functions of existing facilities. These difficulties can result in a negative experience for our customers. Any delays in fulfilling orders and delivering merchandise to customers, or related negative experience of our customers, could harm our results of operations.

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

We have historically relied on the availability of some amount of debt financing. Although currently there are no amounts outstanding under Restoration Hardware, Inc.’s revolving line of credit, we completed debt financings in fiscal 2014 and fiscal 2015 through the issuance of two series of convertible senior notes for an aggregate principal amount of $650 million. As a result of the availability under our revolving line of credit and the proceeds we received from our convertible senior note financings, we currently have sufficient capital for the operation of our business in the near term.

On the other hand, we may expend some significant portion of our capital on investments in our business, the acquisition of new businesses and our significant number of concurrent initiatives. In addition, our capital needs may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional next generation Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2016, we spent $157.6 million for capital expenditures. Additionally, we made payments of $23.4 million in fiscal 2016 to escrow accounts for future construction of next generation Design Galleries. We anticipate our gross capital expenditures to be approximately $140 million to $160 million for fiscal 2017. We expect our fiscal 2017 capital expenditures will be offset by proceeds from sales of assets of approximately $15 million to $25 million. We plan to continue opening next generation Design Galleries in select major metropolitan markets, pursuing category extensions of our brand, and exploring new business areas. We own the building and land for our Gallery in San Francisco and for one of our Toronto Galleries, as well as the location of our wine tasting room in Yountville, California, which is expected to be the location of a Design Gallery in the future, but to date we have principally relied upon leases with landlords for our other locations. As we develop new Galleries, as well as potentially other strategic initiatives in the future like our integrated hospitality experience; we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment than a traditional store lease with a landlord. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

In certain circumstances, we may be required to repay the two series of convertible senior notes that we issued in fiscal 2014 and fiscal 2015 with cash payments. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Senior Notes. Additionally, at the time the notes become due, the trading price of our common stock may be such that we may find it necessary to settle the notes in cash.

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

Competition for qualified employees and personnel in the retail industry is intense, particularly in the San Francisco Bay Area where our headquarters are located, and we may be unable to retain personnel that are important to our business or hire additional qualified personnel. The process of identifying personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, and store managers, and upon the continued contributions of these people. In addition, our complex operations require the services of qualified and experience management personnel, with expertise in the areas including information technology and supply chain management. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel.

In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of store employees who understand and appreciate our corporate culture and customers. Turnover in the retail industry and food and beverage industry is generally high. Excessive employee turnover will result in higher employee costs associated with finding, hiring and training new store employees. If we are unable to hire and retain store personnel capable of consistently providing a high level of customer service, our ability to open new stores and to expand our food and beverage business may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted.

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

We depend largely upon our information technology systems in the conduct of all aspects of our operations, many of which we have only adopted and implemented within the past several years or are in the midst of implementing in connection with rebuilding our supply chain and infrastructure. Our operations are also dependent on the information technology systems of our third party vendors. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. In addition, damage or interruption can also occur as a result of non-technical issues, including vandalism, catastrophic events, and human error. If a computer hacker or other third party is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Damage or interruption to our information systems may require a significant investment to fix or replace the affected system, and we may suffer interruptions in our operations in the interim. Any material interruptions or failures in our systems or the systems of our third party vendors may have a material adverse effect on our business or results of operations.

Additionally, in order for our business to function successfully, we and other market participants must be able to handle and transmit confidential and personal information securely, including in customer orders placed through our website. That information may include data about our customers, including personally identifiable information and credit card information, as well as sensitive information about our vendors and workforce, including social security numbers and bank account information. If our systems are damaged, interrupted or subject to unauthorized access, information about our customers, vendors or workforce could be stolen or misused. Any security breach could expose us to risks of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business. We may be subject to one or more claims or lawsuits related to the intentional or unintentional release of confidential or personal information, including personally identifiable information about our customers, vendors or workforce. In addition to the possibility of fines, lawsuits and other claims, we could be required to expend significant resources to change our business practices or modify our service offerings in connection with the protection of personally identifiable information, which could have a material adverse effect on our business. Any breach could also cause consumers to lose confidence in the security of our website and choose not to purchase from us.

We are also subject to payment card association rules and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to Payment Card Industry Data Security Standards (“PCI DSS”), which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. As of October 1, 2015, the payment card industry shifted the liability of certain credit card transactions to retailers who are not able to process Europay, MasterCard, Visa (“EMV”) chip enabled card transactions. As a result, before our implementation of the EVM technology is complete, we may be liable for costs incurred by payment card issuing banks or other third parties for fraudulent transactions initiated through EMV chip enabled cards before our implementation of EMV chip technology. In addition, if our internal systems are breached or compromised, we may be liable for card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our members, and our business and operating results could be adversely affected.

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

Federal, state, provincial and local legislators and regulators in the United States, Canada and the U.K., where our products are sold, continue to adopt new product laws and regulations. These new laws and regulations have increased or likely will significantly increase the regulatory requirements governing the manufacture and sale of certain of our products as well as the potential penalties for noncompliance with applicable regulations. In addition, product recalls, removal of products, product compliance enforcement actions and defending product liability claims can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, any of which could have a material adverse effect on our business and results of operations.

There are claims made against us and/or our management from time to time that can result in litigation or regulatory proceedings, which could distract management from our business activities and result in significant liability.

From time to time, we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation. Such legal proceedings may include claims related to our employment practices, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers, and claims alleging securities fraud. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against our management or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

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

In fiscal 2016 we sourced 88% of our products from outside the United States, and we are increasing the level of our international sourcing activities in an effort to obtain more of our products directly from vendors located outside the United States. Additionally, we have expanded our business-to-business sales. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, or limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. The United States Foreign Corrupt Practices Act, and other similar laws and regulations, generally prohibit companies and their intermediaries from making improper payments to foreign governmental officials for the purpose of obtaining or retaining business. While our policies mandate compliance with applicable laws and regulations, including anti-bribery laws and other anti-corruption laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

Labor organizing and other activities could negatively impact us.

Currently, none of our employees are represented by a union. However, our employees have the right at any time to form or affiliate with a union, and union organizational activities have occurred from time to time. We cannot predict the negative effects that any future organizing activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long-lived assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges were significant, our results of operations would be adversely affected. In fiscal 2016, we recorded impairment charges on long-lived assets of $5.5 million due to the decisions made to integrate the RHCA product line into the broader RH platform and of $4.8 million due to the decision to sell an aircraft. No such related charges were recorded in fiscal 2015 or fiscal 2014.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We have in the past periodically experienced deficiencies in our internal controls that have been identified during the audit process or at other times. Management has concluded that our internal control over financial reporting was effective as of January 28, 2017. However, if we identify in the future one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Therefore, even if our management concludes in the future that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed. Material weaknesses and significant deficiencies may be identified during the audit process or at other times.

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

The market price for our common stock has in the past been, and may in the future be volatile. As a retailer, our results are significantly affected by factors outside our control, particularly consumer spending and consumer confidence, which can significantly affect our stock price. In addition, the market price of our common stock may fluctuate significantly in response to a number of other factors, including those described elsewhere in this “Risk Factors” section, as well as the following:

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

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many retail companies. Stockholders can institute securities class action litigation following periods of market volatility, and we are currently subject to such a class action securities lawsuit. Such securities litigation can incur substantial costs and our resources and the attention of management could be diverted from our business.

We cannot guarantee that our share repurchase program will be successful or enhance stockholder value, and our share repurchase program may negatively affect the volatility of our common stock price.

On February 21, 2017, our Board of Directors authorized a stock repurchase program of up to $300 million. Such repurchase program may be implemented through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. We can provide no assurances of the exact impact of any share repurchases on our business. The use of capital to repurchase shares may yield beneficial impact on earnings per share but may divert capital from other purposes including other investments that we might undertake with respect to the business.

The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Any such suspension, modification or discontinuance of our stock repurchase program could result in a decrease in the trading price of our common stock. In addition, the existence of the repurchase program, repurchases of our common stock pursuant to such program, or a decision not to purchase shares under such program could affect the trading price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Conversely, a prolonged delay in repurchasing shares under the authorized stock repurchase program could negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

In addition, although our stock repurchase program is intended to enhance long-term stockholder value by representing an attractive investment and use of capital by the Company, there can be no assurance that any stock repurchases under the program will in fact enhance stockholder value. For example, the market price of our common stock may subsequently decline below the levels at which any repurchases are made. Short-term fluctuations in the market price of our common stock could reduce the program’s effectiveness. Furthermore, any strategy of this kind regarding capital allocation may have unanticipated effects on our business and financial results. While we will seek to target capital toward investments that we believe will achieve good returns for our shareholders, these decisions involve a significant amount of judgment regarding the availability of capital and the anticipated growth of the business in both revenue and earnings in future periods.

Although our Board of Directors has approved the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. In addition, although we are not obligated to repurchase any shares under our existing program, we may decide to pursue additional repurchase programs in the future. We may incur debt in connection with our business in the event that we use other cash resources to purchase shares, which may affect the financial performance of our business during future periods or our liquidity and the availability of capital for other needs of the business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have approximately 1,200,000 leased gross square feet for 48 legacy Galleries, 6 larger format Design Galleries, 8 next generation Design Galleries, 1 RH Modern Gallery, 5 RH Baby & Child Galleries, and 15 Waterworks showrooms. The initial lease term of our retail Galleries generally ranges from 10 to 15 years, and certain leases contain renewal options for up to an additional 25 years. We have approximately 800,000 leased gross square feet for 28 outlet stores that were open as of January 28, 2017.

Most leases for our retail Galleries and outlets provide for a minimum rent, typically including escalating rent increases. In addition, certain leases have a percentage rent based upon sales after minimum thresholds are achieved. Leases generally require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses, and common area maintenance.

Leased Properties

The following table summarizes the location and size of our leased distribution centers and corporate facilities occupied as of January 28, 2017:

Location	Leased Square Footage (Approximate)
RH Furniture Fulfillment Centers
Patterson, California	1,501,000
Baltimore (North East), Maryland	1,195,000
Mira Loma, California	886,000
Grand Prairie, Texas (1) (2)	859,000
Baltimore (Essex), Maryland (2)	508,000
Home delivery locations (3)	1,148,000

RH Small Parcel Fulfillment Center
West Jefferson, Ohio (1)	1,224,000

Waterworks Fulfillment Center
Brookfield, Connecticut	160,000

Corporate Facilities
Corte Madera, California (4)	265,000
Richmond, California (5)	259,000
Danbury, Connecticut (6)	26,000
Other	18,000

(1)	Customer service center operations are also performed at this location.
(2)	Home delivery operations are also performed at this location.
(3)

Represents square footage of nine of our eleven home delivery locations. The other two home delivery locations are located at our Grand Prairie, Texas and Baltimore (Essex), Maryland fulfillment centers.

(4)	Location of RH Headquarters. Includes approximately 8,000 square feet of warehouse space.
(5)	Represents warehouse space.
(6)	Location of Waterworks Headquarters.

Owned Properties

We currently own two Galleries: the approximately 9,000 square foot property which is the location of our Gallery in San Francisco’s Design District and the approximately 19,000 square foot property which is the location of our Gallery on Yonge Street in Toronto, Canada.

Additionally, we own properties in Yountville, California, including the building occupying our wine tasting room and the adjacent parcel of land, which is expected to be the location of a future Design Gallery.

We believe that our current offices and facilities are in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation, as well as securities class action litigation. Such legal proceedings may include claims related to our employment practices, wage and hour claims, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

For additional information, refer to Note 19—Commitments and Contingencies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

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

	Highest	Lowest
Fiscal 2015
First Quarter	$99.19	$84.85
Second Quarter	$105.63	$86.93
Third Quarter	$103.69	$91.06
Fourth Quarter	$105.64	$60.22
Fiscal 2016
First Quarter	$59.49	$36.65
Second Quarter	$42.77	$25.39
Third Quarter	$36.38	$28.13
Fourth Quarter	$38.99	$26.09

The number of stockholders of record of our common stock as of January 28, 2017 was 40. This number excludes stockholders whose stock is held in nominee or street name by brokers.

No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of RH under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph and table compare the cumulative total stockholder return for our common stock during the period from November 2, 2012 (the date our common stock commenced trading on the NYSE) through January 28, 2017 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on November 2, 2012 in the common stock of RH, the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	11/2/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016	01/27/2017
RH	100.00	116.50	182.44	281.45	198.14	83.89
NYSE Composite Index	100.00	108.87	121.04	127.96	116.97	137.02
S&P Retailing Select Index	100.00	107.88	128.22	149.53	132.53	137.97

Repurchases of Common Stock during the Three Months Ended January 28, 2017

During the three months ended January 28, 2017, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share
October 30, 2016 to November 26, 2016
No activity	—	$—
November 27, 2016 to December 31, 2016
Shares withheld from delivery (1)	7,291	34.96
January 1, 2017 to January 28, 2017
No activity	—	—
Total	7,291	$34.96

(1)

Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.

On February 21, 2017, our Board of Directors authorized a stock repurchase program of up to $300 million. For additional information, refer to Note 22—Subsequent Event in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Item 6.	Selected Consolidated Financial Data

The following tables present RH’s consolidated financial and operating data as of the dates and for the periods indicated.

RH’s was formed as a Delaware corporation on August 18, 2011. On November 7, 2012, RH completed an initial public offering and acquired all of the outstanding shares of capital stock of Restoration Hardware, Inc. In connection with the initial public offering, common stock of RH was issued in replacement of prior unit awards under the Team Resto Ownership Plan. These transactions are referred to as the “Reorganization.” Prior to the Reorganization, RH did not engage in any business or other activities except in connection with its formation and the Reorganization. Accordingly, all financial and other information herein relating to periods prior to the completion of the Reorganization is that of Restoration Hardware, Inc.

The selected consolidated financial data as of January 28, 2017 and January 30, 2016 and for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015, were derived from consolidated financial statements included in Item 8—Financial Statements and Supplementary Data. The selected consolidated financial data as of January 31, 2015 and as of and for the periods ended February 1, 2014 and February 2, 2013 were derived from consolidated financial statements for such years not included herein.

The fiscal years ended January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014 each consisted of 52 weeks. The fiscal year ended February 2, 2013 consisted of 53 weeks. The Company’s next 53-week fiscal year is the fiscal year ended February 3, 2018.

The selected historical consolidated data presented below should be read in conjunction with Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes to our consolidated financial statements.

	Year Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amounts)
Statements of Income:
Net revenues	$2,134,871	$2,109,006	$1,867,422	$1,550,961	$1,193,046
Cost of goods sold	1,455,084	1,356,314	1,176,648	994,081	756,597
Gross profit	679,787	752,692	690,774	556,880	436,449
Selling, general and administrative expenses	626,751	567,131	525,048	502,029	505,485
Income (loss) from operations	53,036	185,561	165,726	54,851	(69,036)
Interest expense—net	44,482	35,677	17,551	5,733	5,776
Income (loss) before income taxes	8,554	149,884	148,175	49,118	(74,812)
Income tax expense (benefit) (1)	3,153	58,781	57,173	30,923	(62,023)
Net income (loss)	$5,401	$91,103	$91,002	$18,195	$(12,789)
Weighted-average shares used in computing basic net income (loss) per share	40,691,483	40,190,448	39,457,491	38,671,564	9,428,828
Basic net income (loss) per share	$0.13	$2.27	$2.31	$0.47	$(1.36)
Weighted-average shares used in computing diluted net income (loss) per share	40,926,840	42,256,559	41,378,210	40,416,630	9,428,828
Diluted net income (loss) per share	$0.13	$2.16	$2.20	$0.45	$(1.36)
Other Financial and Operating Data:
Direct as a percentage of net revenues (2)	45%	49%	50%	47%	46%
Growth in net revenues:
Stores (3)	9%	16%	14%	27%	20%
Direct	(7)%	10%	28%	33%	30%
Total	1%	13%	20%	30%	25%
Comparable brand revenue growth (4)	(7)%	11%	20%	31%	28%
Capital expenditures (5)	$157,644	$133,460	$110,359	$93,868	$49,058
Construction related deposits (6)	$23,380	$20,049	$9,250	$—	$—
Adjusted net income (7)	$51,789	$114,772	$97,636	$69,101	$37,739

	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (as revised)	$87,023	$331,467	$145,686	$13,389	$8,354
Short-term and long-term investments (8)	175,889	152,855	80,506	—	—
Working capital (9)	722,355	861,304	540,299	276,919	239,253
Total assets (as revised)	2,192,520	2,067,944	1,522,036	1,025,103	789,613
Convertible senior notes due 2019—net (10)	314,543	300,711	287,487	—	—
Convertible senior notes due 2020—net (10)	239,876	224,887	—	—	—
Revolving line of credit	—	—	—	85,425	82,501
Financing obligations under build-to-suit lease transactions	203,015	146,621	124,770	33,165	—
Notes payable for share repurchases	19,390	19,523	19,285	2,710	—
Total debt (including current portion) (11)	581,318	552,702	314,514	90,331	87,029
Total stockholders’ equity	919,869	886,160	702,916	545,272	451,611

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

(2)	Direct revenues include sales through our Source Books, websites, and Trade and Contract businesses.

(3)	Stores data represents retail stores, including Waterworks showrooms, plus outlet stores.
(4)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child and RH Modern Galleries. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Waterworks revenue is excluded from comparable brand revenue growth and will be added in the first full month following the anniversary of the acquisition. Membership revenue is excluded from comparable brand revenue growth and will be added in the first full month following the anniversary of the program launch. The impact on net revenues related to the product recalls in fiscal 2016 has been excluded from comparable brand revenue growth. Because fiscal 2012 was a 53-week year, comparable brand revenue growth percentage for fiscal 2012 excludes the extra week of revenue.

(5)	Capital expenditures include the acquisition of buildings and land in fiscal 2015. There was no acquisition of buildings and land in any of the other periods presented.
(6)	Construction related deposits relate to payments to escrow accounts for future construction of next generation Design Galleries.
(7)

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

	Year Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	(in thousands)
Net income (loss)	$5,401	$91,103	$91,002	$18,195	$(12,789)
Adjustments pre-tax:
Amortization of debt discount (a)	26,404	19,803	6,852	—	—
Product line impairments (b)	12,743	—	—	—	—
Legal claim (c)	8,701	19,046	7,700	—	—
Impact of inventory step-up (d)	6,835	—	—	—	—
Reorganization related costs (e)	5,698	—	—	—	—
Aircraft impairment (f)	4,767	—	—	—	—
Recall accrual (g)	4,615	—	—	—	—
Non-cash and other one-time compensation (h)	3,672	—	—	63,155	115,055
Acquisition related costs (i)	2,847	—	—	—	—
Initial public offering costs (j)	—	—	—	—	10,755
Special committee investigation and remediation (k)	—	—	—	—	4,778
Management and pre-IPO board fees (l)	—	—	—	—	4,258
Anti-dumping exposure (m)	—	—	—	—	3,250
Lease termination costs (n)	—	—	—	—	(386)
Follow-on offering fees (o)	—	—	—	2,895	—
Subtotal adjusted items	76,282	38,849	14,552	66,050	137,710
Impact of income tax items (p)	(29,894)	(15,180)	(7,918)	(15,144)	(87,182)
Adjusted net income	$51,789	$114,772	$97,636	$69,101	$37,739

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

Amounts are presented net of interest capitalized for capital projects of $2.4 million, $2.3 million and $1.1 million during fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
(b)

Represents the impairments associated with RH Contemporary Art and RH Kitchen. RH Contemporary Art has been integrated into the broader RH platform and no longer operates as a separate division. This resulted in cost of goods sold of $1.1 million which represents impairment of inventory, and selling, general and administrative expenses of $10.6 million which represents lease related charges, property and equipment disposals, and donations. The impairment related to RH Kitchen is a result of the alignment with the Waterworks Kitchen product line strategy. This resulted in cost of goods sold of $1.0 million which represents impairment of inventory.

(c)

Represents charges incurred or the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 19—Commitments and Contingencies in our consolidated financial statements.

(d)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(e)

Represents costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(f)	Represents the impairment recorded upon reclassification of aircraft as asset held for sale.
(g)

In the fourth quarter of fiscal 2016, we initiated a product recall of certain of our products. The recall, which affected our results for fiscal 2016, had the following effect on our income before taxes:

Year Ended
January 28,
2017
(in thousands)
Reduction of net revenues	$3,441
Incremental cost of goods sold	535
Impact on gross profit	3,976
Incremental selling, general and administrative expenses	639
Impact on income before income taxes	$4,615

(h)

The adjustment for fiscal 2016 represents a non-cash compensation charge related to one-time, fully vested option grants made in connection with our acquisition of Waterworks. Fiscal 2013 includes a $33.7 million non-cash compensation charge related to the one-time, fully vested option granted to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013 and a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman. Fiscal 2012 includes a $92.0 million non-cash compensation charge related to equity grants at the time of the Reorganization, as well as a non-cash compensation charge of $23.1 million related to the performance-based vesting of certain shares granted to Mr. Alberini and Mr. Friedman.

(i)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.
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

(l)

Includes fees and expenses paid in accordance with our management services agreement with Home Holdings, as well as fees and expense reimbursements paid to our board of directors prior to the initial public offering.

(m)

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
(p)

As of the end of fiscal 2012, our U.S. operations achieved a position of cumulative profits for the most recent three-year period. We concluded that this record of cumulative profitability in recent years, coupled with our business plan for profitability in future periods provided assurance that our future tax benefits more likely than not would be realized. Accordingly, in fiscal 2012, we released all of our U.S. valuation allowance against net deferred tax assets. In addition, income tax items exclude the tax benefit related to the resolution of our Canada Revenue Agency examination in fiscal 2012, exclude the tax benefit from the utilization of federal and state net operating losses, and assume a normalized tax rate of 40% for fiscal 2012 through fiscal 2014. The adjustment for fiscal 2015 represents the tax effect of the adjusted items based on our effective tax rate of 39.2%. Fiscal 2016 assumes a normalized tax rate of 39%.

(8)

As of fiscal 2016, fiscal 2015 and fiscal 2014, $142.7 million, $130.8 million and $62.2 million, respectively, of our investments are due within one year. As of fiscal 2016, fiscal 2015 and fiscal 2014, $33.2 million, $22.1 million and $18.3 million, respectively, of our investments are due within two years.

(9)	Working capital is defined as current assets, less current liabilities, excluding the current portion of long-term debt.
(10)

Represents our obligations, net of debt discount, related to the 2019 Notes and 2020 Notes. The aggregate principal amounts due under the 2019 Notes and 2020 Notes are $350 million and $300 million, respectively.

(11)

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. As of January 28, 2017, we operated a total of 85 retail Galleries, consisting of 50 legacy Galleries, 6 larger format Design Galleries, 8 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms in the United States and in the U.K. In addition, as of January 28, 2017, we operated 28 outlet stores throughout the United States and Canada.

In fiscal 2016, we have experienced a slowdown in sales and substantially lower level of profits than in prior periods. We have undertaken initiatives to specifically address the temporal factors affecting our results in fiscal 2016, in addition to the other numerous initiatives we are undertaking to improve our business and financial performance in fiscal 2017 and beyond. If these initiatives are successful, we may return to rates of growth in revenues and improvements in margins and profitability that are more in line with our historical growth patterns prior to the downturn that we experienced in fiscal 2016. However, there can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties during fiscal 2017 and future time periods that may have a negative impact on growth and profitability. For further information on the temporal factors affecting our results and our initiatives, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Key Value Driving Strategies and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations.

We have also decided to lower our new Gallery opening cadence to three to five Galleries per year, which we believe will drive high-quality, sustainable growth and lower our capital requirements and execution risk over the course of our real estate transformation. We also believe the slower opening cadence will put less pressure on our infrastructure, enabling greater capital discipline throughout the organization.

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

Key Value Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies:

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

•	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
•	growing our merchandise assortment;
•	introducing new products and categories, including our introduction of RH Modern, RH TEEN and the addition of the Waterworks business;
•	expanding our service offerings, including the introduction of the RH Interior Design program and cafes, wine vaults and coffee bars at our next generation Design Galleries;
•	exploring and testing new business opportunities complementary to our core business; and
•	increasing our brand awareness and customer loyalty through our Source Book circulation strategy, our digital marketing initiatives and our advertising and public relations activities and events.
•

Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, we are also working to enhance the brand experience in other aspects of our business. We are making changes in many aspects of our business processes that affect our customers, including improvements in product quality and enhancements in sourcing, product availability, in-home delivery and all aspects of customer care and service. We plan to invest significant time in fiscal 2017 architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data. We also believe that the introduction of experiential brand-enhancing products and services, such as expanded design ateliers, the RH Interior Design program and the planned launch of an integrated food and beverage experience in a number of our new Galleries, will further enhance our customers’ in-store experience, in addition to allowing us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

•

Increase Operating Margins. We have the opportunity to continue to improve our operating margins by leveraging our fixed occupancy, advertising and corporate general and administrative costs, as well as leveraging our scalable infrastructure. Key areas in which we believe we will increase operating margins include:

•

Occupancy Leverage—We believe that our real estate transformation will allow us to better leverage our fixed occupancy costs. Our next generation Design Galleries are expected to generate increased sales volumes in each market. We expect that these increased sales volumes, coupled with the favorable economics and lower rent per square foot, as compared to our legacy Galleries, will provide significant leverage of our retail occupancy costs. We also expect leverage in our supply chain network design as we optimize our inventory investments over time and further leverage our distribution center infrastructure.

•

Advertising Cost Leverage—We believe the physical expression and retail experience in our next generation Design Galleries serve as the best form of advertising for RH. Our next generation Design Galleries are expected to generate increased sales volumes in each market as compared to the legacy Gallery in that market. As a result, the higher sales volumes achieved will leverage our fixed advertising expenditures in each market. We also continue to explore opportunities to further optimize our Source Book strategy and enhance our online marketing initiatives.

•

Improved Product Margin & Shipping Efficiencies—We believe we can obtain additional operating margin expansion from improved product margins and shipping efficiencies. We believe we have pricing power that should continue to improve as we continue to take market share in the highly-fragmented luxury home furnishings market. As our newer categories and products gain scale, we also expect improved vendor pricing. In addition, we anticipate further efficiencies of in-sourcing our home delivery locations and opportunities to optimize our shipping model over time and plan to invest significant time in fiscal 2017 architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data.

•

Other Selling, General and Administrative Expenses—We believe that as we increase our sales we have significant opportunity to leverage our fixed corporate and other general and administrative expenses.

•

Optimize the Allocation of Capital in the Business. We believe that our operations and current initiatives present a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing cash on our balance sheet. Our current efforts to optimize the allocation of capital in our business include taking steps such as seeking to rationalize our SKU count and reduce overall levels of inventory, which includes selling slower moving, discontinued and other inventory through markdowns and our outlet channel, and optimizing our distribution network that is used to move merchandise to achieve greater efficiency and lower requirements for carrying inventory to meet customer demand. We plan to lower our new Gallery opening cadence to three to five Galleries per year, which we believe will result in improved deal economics, lower build out costs and higher returns. We also believe the slower opening cadence will put less pressure on our infrastructure, enabling greater capital discipline throughout the organization. In addition, we have a number of assets that can be sold to third parties in order to generate cash. We may enter into sale and leaseback transactions with respect to certain real estate that we own, for example, and may enter into capital or operating leases in lieu of purchasing or holding certain assets that are used in our business. We intend to continue to seek out and evaluate opportunities for effectively managing and deploying capital in ways that support and enhance our business initiatives and strategies.

•

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States, Canada and the U.K. in the future. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

In fiscal 2016, we made several strategic investments and changes to our business model that we believe will strengthen our brand and position the business for growth in the future. However, our fiscal 2016 results also reflect the effect of temporal issues that we have faced, including the costs related to the launch of RH Modern; the timing of recognizing membership revenues related to the transition from a promotional to a membership model; efforts to reduce inventories and rationalize our SKU count; and the decision to move our 2016 Source Book mailing from the spring 2016 to the fall. We continue to believe that we are making the necessary investments and changes to position our business for the long-term. In fiscal 2017, we expect to anniversary the costs related to the launch of RH Modern; benefit from the deferral of membership revenue, plus capture additional revenue from new members and renewals; cycle our efforts to reduce inventories and rationalize our SKU count; and build revenues from the mailing strategy of our 2016 Source Books. We also expect incremental revenues from the four new Design Galleries opened in 2016, our successful hospitality experience at RH Chicago, The Gallery at the Three Arts Club, and new Design Galleries expected to open in 2017.

Factors Affecting Our Results of Operations

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Our Strategic Initiatives. We are in the process of implementing a number of significant business initiatives that have had and will continue to have an impact on our results of operations, including:

•	the introduction and expansion of new product categories and services, including the launch of RH Modern, RH TEEN and the acquisition of Waterworks;
•	efforts to reduce inventories and rationalize our SKU count;
•	the transition from a promotional to a membership model;
•	changes in our Source Book circulation strategy including the depth, frequency and timing of mailings as well as the scope of product offerings displayed in our Source Books;
•	changes in the Gallery opening cadence;
•	the development of our new larger format Design Galleries, which we refer to as next generation Design Galleries, in a number of new locations;
•	the optimization of our store sizes to better fit anticipated demand in a given market;
•

efforts to elevate the customer experience including architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data, vendor product initiatives and changes to the way we operate our distribution centers, home delivery hubs and customer service centers; and

•	the introduction of an integrated hospitality experience, including the roll out of an integrated food and beverage experience in a number of our new Galleries.

As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations.

Our fiscal 2016 results were negatively impacted by several factors, including:

•

Costs Related to the Launch of RH Modern. We experienced incremental costs related to the launch of RH Modern in fiscal 2016. Although there has been considerable demand for RH Modern products, we encountered initial difficulties in ramping up production in response to this demand. Due in part to these difficulties, we implemented initiatives to elevate the customer experience during the first and second quarters of fiscal 2016. We invested approximately $16 million of customer accommodations that were a direct offset to net revenues, as well as $4 million of expedited shipping charges and other product costs. These efforts resulted in substantial customer accommodations and related expenses which negatively affected our financial results during these periods.

•

Timing of Recognizing RH Members Program Revenues. Our fiscal 2016 financial results were negatively impacted by the timing of recognizing membership revenues related to our transition from a promotional to a membership model via the introduction of the RH Members Program. The RH Members Program fee is amortized on a monthly basis over the annual membership period and therefore at the time of launching the program these fees negatively impact margin in the short-term. We introduced the RH Members Program as an alternative to prior practices involving numerous event-driven promotions, which has changed the promotional cadence of our business from historical norms. The multiple sale events and email communications during the year did not reflect the brand we are building, nor were those promotions aligned with how our customers shop with us. Our business has evolved from a “product” based business to a “project” based business. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value. Since the launch of the RH Members Program, we have learned that the selling cycle with members is longer, as transactions are not closed with the urgency of artificially imposed sale deadlines, and the timing of recognizing membership revenues evenly over the membership period will depress margins in the short term.

•

Efforts to Reduce Inventories and Rationalize SKU Count. In fiscal 2016, we commenced initiatives to streamline and optimize our inventory levels and to refine and rationalize our merchandise assortment through markdowns in an effort to forego adding a planned furniture distribution center to the network in fiscal 2017.

•

Decision to Push Our 2016 Source Book Mailing from Spring to Fall. We believe our decision to move the mailing of our annual Source Books from spring to the fall in fiscal 2016 had a negative impact on our net revenues. The Fall 2016 mailing was not complete until mid-December and therefore was not as meaningful a contributor to net revenues in fiscal 2016 as in fiscal 2015 where sales benefited from a longer build of the Spring 2015 Source Books.

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand, our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that was able to match market demand from our customers, leading to higher levels of customer back orders and lost sales. For example, some of our vendors experienced difficulty in producing goods in sufficient quantity to meet initial customer demand in connection with the introduction of our RH Modern.

Consumer Preferences and Demand. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. We have successfully introduced a large number of new products during recent periods, which we believe has been a contributing factor in our sales and results of operations. We also acquired Waterworks in fiscal 2016 and have added Waterworks product offerings to our platform. Periods in which our products have achieved strong customer acceptance generally have had more favorable results. If we misjudge the market for our products or the product lines that we acquire, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net revenues and gross profit.

The Waterworks Acquisition. We acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks,” on May 17, 2016. For fiscal 2016, the increase in our net revenues was primarily due to the acquisition of Waterworks, which contributed $74.8 million, or 4%, to our net revenues. Despite contributing to our net revenues, in fiscal 2016, Waterworks had an operating loss of $12.9 million, which had a substantial negative impact on our net income and earnings. The Waterworks operating loss included non-cash amortization of $6.8 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks, as well as a non-cash compensation charge of $3.7 million related to the one-time, fully vested option grants made in connection with our acquisition of Waterworks.

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our revenues are affected by general economic conditions including conditions that affect the housing market. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, but that our sales are particularly affected by the health of the higher end customer and demand levels from that customer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer, the higher end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher end real estate markets in the U.S., the number of second and third homes being bought and sold, stock market prices and the perceived prospect for capital appreciation in higher end real estate. We have in the past experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods. Additionally, we have seen a weakness in consumer spending at the luxury end of the retail market. These headwinds tied to macroeconomic factors may continue in future quarters. For more information, refer to Item 1A—Risk Factors—Changes in consumer spending and factors that influence spending of the specific consumers we target, including the health of the high-end housing market, may significantly impact our revenue and results of operations.

Fluctuation in Quarterly Results. Our quarterly results have historically varied depending upon a variety of factors, including the timing and extent of product offerings, promotional events, store openings, shifts in the timing of holidays and the timing and circulation of our Source Books, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. In addition, the introduction of the RH Members Program may influence the seasonality of our business, which previously fluctuated based on the timing of our promotional events.

In fiscal 2016, the vast majority of our product newness was introduced in the fall of fiscal 2016, primarily due to the decision to move the mailing of our annual Interiors Source Book to the fall, whereas our Interiors Source Book was circulated in the spring in the prior years. The timing and cadence of new product introductions is an important factor when comparing quarter and year over year results.

As a result of the number of current business initiatives we are pursuing, we have experienced in the past and may experience in the future significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the short term and may amplify fluctuations in our growth rate from quarter to quarter. In addition, we anticipate that our net revenues, adjusted net income and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

Product Recalls. In fiscal 2016, we initiated product recalls on certain of our products. These recalls impacted our results for the fourth quarter of fiscal 2016. We established a reserve for the product recalls after considering various factors including estimates for future returns, logistics for managing product returns, as well as legal fees.

The recalls had the following effect on our income before income taxes:

Year Ended
January 28,
2017
(in thousands)
Reduction of net revenues	$3,441
Incremental cost of goods sold	535
Impact on gross profit	3,976
Incremental selling, general and administrative expenses	639
Impact on income before income taxes	$4,615

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our results of operations, including:

Net Revenues. Net revenues reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Revenues are recognized upon receipt of product by our customers. We collect annual membership fees related to the RH Members Program, which are recorded as deferred revenue and recognized as revenue on a straight-line basis over the membership period, or one year.

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

In recent periods we have experienced increased selling, general and administrative expenses, excluding certain one-time and non-cash items discussed in “Basis of Presentation and Results of Operations” below. The most significant components of these increases are employment costs due to company growth and expansion, an increase in professional fees and other corporate costs, an increase in corporate occupancy costs associated with our corporate office expansion and upgraded technology systems, as well as an increase in credit card fees due to increased revenues. We expect certain of these expenses to continue to increase as we continue to open new stores, develop new product categories and otherwise pursue our current business initiatives.

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

We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. Refer to Item 6—Selected Consolidated Financial Data for further information.

Comparable Brand Revenue. We believe that comparable brand revenue is a meaningful metric to evaluate period-to-period changes in net revenue performance given the integrated multi-channel nature of our business, the synergies between our retail stores, websites and Source Books, and the fact that customers shop across all of these channels.

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child and RH Modern Galleries. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Waterworks revenue is excluded from comparable brand revenue growth and will be added in the first full month following the anniversary of the acquisition. Membership revenue is excluded from comparable brand revenue growth and will be added in the first full month following the anniversary of the program launch. The impact on net revenues related to the product recalls in fiscal 2016 has been excluded from comparable brand revenue growth.

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

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income and other financial and operating data.

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
	(dollars in thousands)
Statements of Income:
Net revenues	$2,134,871	$2,109,006	$1,867,422
Cost of goods sold	1,455,084	1,356,314	1,176,648
Gross profit	679,787	752,692	690,774
Selling, general and administrative expenses	626,751	567,131	525,048
Income from operations	53,036	185,561	165,726
Interest expense—net	44,482	35,677	17,551
Income before income taxes	8,554	149,884	148,175
Income tax expense	3,153	58,781	57,173
Net income	$5,401	$91,103	$91,002
Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	45%	49%	50%
Growth in net revenues:
Stores (2)	9%	16%	14%
Direct	(7)%	10%	28%
Total	1%	13%	20%
Comparable brand revenue growth (3)	(7)%	11%	20%
Capital expenditures (4)	$157,644	$133,460	$110,359
Construction related deposits (5)	$23,380	$20,049	$9,250

(1)	Direct revenues include sales through our Source Books, websites, and phone orders, including our Contract business and a portion of our Trade business.
(2)

Stores data represents retail stores, including Waterworks showrooms, plus outlet stores. Net revenues for outlet stores, which includes warehouse sales, for fiscal 2016, fiscal 2015 and fiscal 2014 were $144.6 million, $142.8 million and $121.6 million, respectively.

(3)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child and RH Modern Galleries. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Waterworks revenue is excluded from comparable brand revenue growth and will be added in the first full month following the anniversary of the acquisition. Membership revenue is excluded from comparable brand revenue growth and will be added in the first full month following the anniversary of the program launch. The impact on net revenues related to the product recalls in fiscal 2016 has been excluded from comparable brand revenue growth.

(4)	Capital expenditures include the acquisition of buildings and land in fiscal 2015. There was no acquisition of buildings and land in fiscal 2016 or fiscal 2014.
(5)	Construction related deposits relate to payments to escrow accounts for future construction of next generation Design Galleries.

The following table sets forth our consolidated statements of income as a percentage of total net revenues.

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Statements of Income:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	68.2	64.3	63.0
Gross profit	31.8	35.7	37.0
Selling, general and administrative expenses	29.3	26.9	28.1
Income from operations	2.5	8.8	8.9
Interest expense—net	2.1	1.7	1.0
Income before income taxes	0.4	7.1	7.9
Income tax expense	0.1	2.8	3.0
Net income	0.3%	4.3%	4.9%

We operate a fully integrated distribution model through our stores, catalogs and websites. The following table shows a summary of our stores net revenues, which include all sales for orders placed in Galleries, as well as sales through outlet stores, and our direct net revenues, which include sales through our catalogs and websites.

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Stores	$1,178,860	$1,083,600	$933,179
Direct	956,011	1,025,406	934,243
Net revenues	$2,134,871	$2,109,006	$1,867,422

Fiscal 2016 Compared to Fiscal 2015

The following table sets forth financial results for each of our reportable segments for fiscal 2016. The Waterworks results presented below represent financial results for the period subsequent to our acquisition on May 27, 2016.

	Year Ended January 28, 2017
	RH Segment	Waterworks (a)	Total
	(dollars in thousands)
Net revenues	$2,060,044	$74,827	$2,134,871
Cost of goods sold	1,403,853	51,231	1,455,084
Gross profit	656,191	23,596	679,787
Selling, general and administrative expenses	590,288	36,463	626,751
Income (loss) from operations	$65,903	$(12,867)	$53,036

(a)

Waterworks results for fiscal 2016 include non-cash amortization of $6.8 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks, as well as a non-cash compensation charge of $3.7 million related to the one-time, fully vested option grants made in connection with our acquisition of Waterworks.

Net revenues

Consolidated net revenues increased $25.9 million, or 1.2%, to $2,134.9 million in fiscal 2016 compared to $2,109.0 million in fiscal 2015. We had 85 and 69 retail stores open at January 28, 2017 and January 30, 2016, respectively. Stores sales increased $95.3 million, or 8.8%, to $1,178.9 million in fiscal 2016 compared to $1,083.6 million in fiscal 2015. Direct sales decreased $69.4 million, or 6.8%, to $956.0 million in fiscal 2016 compared to $1,025.4 million in fiscal 2015. While we recorded an increase in our net revenues in fiscal 2016 as compared to fiscal 2015, we experienced a decline in our comparable brand revenue of 7% for fiscal 2016 which was primarily driven by the decline in direct sales resulting from the change in timing of the Source Book circulation.

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms and included such additional retail stores in our weighted-average leased selling square footage for fiscal 2016. Waterworks net revenues were $74.8 million, which represented 4% of our net revenues for fiscal 2016.

RH Segment net revenues decreased $49.0 million, or 2.3%, to $2,060.0 million in fiscal 2016 compared to $2,109.0 million in fiscal 2015. Factors that adversely affected net revenues during fiscal 2016 included our decision to move the mailing of our annual Source Books to the fall, whereas our Source Books were circulated in the spring in the prior year. The Fall 2016 mailing was not complete until mid-December and therefore was not as meaningful a contributor to net revenues in fiscal 2016 as in fiscal 2015 where sales benefited from a longer build of the Spring 2015 Source Books. The change in the timing of the Source Book circulation also contributed to the decline in direct net revenues.

In addition, our transition from a promotional model to the RH Members Program, which recognizes the membership fee over an annual period, had a negative impact on the timing of our revenue recognition.

Net revenues were also reduced by an estimated $16 million due to customer accommodations related to RH Modern production delays and our investment to elevate the customer experience and $3.4 million due to product recalls in fiscal 2016.

A number of positive factors are contributing to our net revenues, including the increase in our store count and weighted average leased selling square footage which includes our non-comparable next generation Design Galleries and our standalone RH Modern Gallery that opened in the fall of 2015. Other factors that contributed to our net revenues include the launch of RH Modern and RH TEEN in the second half of 2015, the introduction of new products and new product categories and the expansion of existing product assortments.

Concurrently with the above, we have experienced unfavorable macroeconomic factors including weakness in consumer spending at the luxury end of the retail market. These factors may continue to negatively impact net revenues in future quarters.

The above factors and other current and future operational initiatives of the Company may create additional uncertainty with respect to our net revenues and profit in the near term.

Gross profit

Consolidated gross profit decreased $72.9 million, or 9.7%, to $679.8 million in fiscal 2016 from $752.7 million in fiscal 2015. As a percentage of net revenues, gross margin decreased 3.9% to 31.8% of net revenues in fiscal 2016 from 35.7% of net revenues in fiscal 2015.

Waterworks gross profit was $23.6 million, or 31.5%, for fiscal 2016, which was negatively impacted by $6.8 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

RH Segment gross profit decreased $96.5 million, or 12.8%, to $656.2 million in fiscal 2016 from $752.7 million in fiscal 2015. As a percentage of net revenues, gross margin decreased 3.8% to 31.9% of net revenues in fiscal 2016 from 35.7% of net revenues in fiscal 2015.

RH Segment gross profit for fiscal 2016 was negatively impacted by $4.0 million related to the reduction of revenue and costs associated with product recalls and $2.2 million due to inventory impairments related to RH Contemporary Art and RH Kitchen.

RH Segment gross profit for fiscal 2016 and fiscal 2015 were also negatively impacted by $7.7 million and $17.2 million, respectively, related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The coupons expired in March 2016. Refer to Note 19—Commitments and Contingencies in our consolidated financial statements.

Excluding the inventory impairments, product recalls and impact of the coupons redeemed in connection with the legal claim mentioned above, RH Segment gross margin would have decreased 4.0% to 32.5% of net revenues in fiscal 2016 from 36.5% of net revenues in fiscal 2015. This decrease is primarily due to a decline in our product margins related to the higher discount rate offered through the RH Members Program versus our promotional cadence in fiscal 2015. We experienced deleverage in our gross margins related to rationalizing our SKU count and reducing inventories through markdowns and our outlet channel. We also had lower gross margins and higher shipping costs due to customer accommodations and related expenses as a result of our initiative to elevate the customer experience, including production delays related to RH Modern. In addition, we also experienced higher shipping costs, including transportation related to floorset changes. Further, we experienced deleverage in occupancy costs due to the addition of a new distribution center in the third fiscal quarter of 2015 for which the rent expense was primarily recorded in interest expense through January 2016 based on requirements under Accounting Standards Codification (“ASC”) 840—Leases.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $59.7 million, or 10.5%, to $626.8 million in fiscal 2016 compared to $567.1 million in fiscal 2015, $36.5 million of which was directly related to our acquisition of Waterworks.

RH Segment selling, general and administrative expenses increased $23.2 million, or 4.1%, to $590.3 million in fiscal 2016 compared to $567.1 million in fiscal 2015. The increase was primarily related to an increase in employment and employment related costs of $14.0 million due to Company growth, an increase in corporate occupancy costs of $11.5 million primarily due to increased depreciation associated with upgrades in our technology infrastructure, and an increase in professional fees and other corporate costs. In addition, during fiscal 2016 we incurred certain one-time charges, including a $10.6 million impairment associated with RH Contemporary Art and RH Kitchen, $5.7 million associated with a reorganization, including severance costs and related taxes, $4.8 million related to the impairment recorded due to the decision to sell an aircraft, $2.8 million related to charges and expenses incurred as a result of the Waterworks transaction, $1.0 million related to the estimated cumulative impact of coupons redeemed in connection with the legal claim mentioned above and $0.6 million in costs associated with product recalls. These increases were partially offset by a $1.8 million charge incurred in connection with the legal claim included in selling, general and administrative expenses for fiscal 2015.

These increases were partially offset by a decrease in advertising and marketing costs of $30.1 million related to our decision to move the mailing of our annual Source Books from the spring to the fall.

Excluding the one-time charges recorded in in fiscal 2016 and fiscal 2015 mentioned above, RH Segment selling, general and administrative expenses were 27.4% and 26.8% of net revenues in fiscal 2016 and fiscal 2015, respectively. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increased employment and employment related costs, an increase in corporate occupancy costs primarily related to depreciation associated with upgrades in our technology infrastructure and an increase in professional fees and other corporate costs. These increases were partially offset by decreases in advertising and marketing costs.

Interest expense—net

Interest expense increased $8.8 million to $44.5 million in fiscal 2016 compared to $35.7 million in fiscal 2015. Interest expense consisted of the following:

	Year Ended
	January 28,	January 30,
	2017	2016
	(in thousands)
Amortization of convertible senior notes debt discount	$28,822	$22,114
Build-to-suit lease transactions	13,447	10,766
Other interest expense	7,620	7,052
Capitalized interest for capital projects	(2,418)	(2,311)
Interest income	(2,989)	(1,944)
Total interest expense—net	$44,482	$35,677

Income tax expense

Income tax expense was $3.2 million in fiscal 2016 compared to $58.8 million in fiscal 2015. Our effective tax rate was 36.9% in fiscal 2016 compared to 39.2% in fiscal 2015.

Fiscal 2015 Compared to Fiscal 2014

Net revenues

Net revenues increased $241.6 million, or 12.9%, to $2,109.0 million in fiscal 2015 compared to $1,867.4 million in fiscal 2014. Comparable brand revenue growth was 11% in fiscal 2015. We had 69 and 67 retail stores open at January 30, 2016 and January 31, 2015, respectively. Stores sales increased $150.4 million, or 16.1%, to $1,083.6 million in fiscal 2015 compared to $933.2 million in fiscal 2014. Direct sales increased $91.2 million, or 9.8%, to $1,025.4 million in fiscal 2015 compared to $934.2 million in fiscal 2014. The increase in net revenues was due to a combination of the expansion of existing product assortment and the introduction of new products. In addition, we believe the increase in our weighted-average leased selling square footage from 572,000 square feet in fiscal 2014 to 641,000 square feet in fiscal 2015 contributed to our net revenue growth. We believe the introduction of experiential brand enhancing products and services, such as expanded design ateliers, the RH Interior Design program and an integrated culinary experience, is increasing our brand awareness, and has allowed us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

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

Gross profit for fiscal 2015 was negatively impacted by $17.2 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The coupons expired in March 2016. Refer to Note 19—Commitments and Contingencies in our consolidated financial statements.

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

Quarterly Results

The following table sets forth our historical quarterly consolidated statements of income for each of the last eight fiscal quarters ended through January 28, 2017. This quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments that we consider necessary to fairly state the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8—Financial Statements and Supplementary Data.

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

	Fiscal 2015				Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Net revenues	$422,445	$506,942	$532,411	$647,208	$455,456	$543,381	$549,328	$586,706
Cost of goods sold	279,027	312,679	341,661	422,947	327,981	363,542	373,509	390,052
Gross profit	143,418	194,263	190,750	224,261	127,475	179,839	175,819	196,654
Selling, general, and administrative expenses	126,389	137,840	145,874	157,028	138,950	157,824	160,433	169,544
Income (loss) from operations	17,029	56,423	44,876	67,233	(11,475)	22,015	15,386	27,110
Interest expense—net	5,649	7,406	11,003	11,619	10,528	10,909	11,091	11,954
Income (loss) before income taxes	11,380	49,017	33,873	55,614	(22,003)	11,106	4,295	15,156
Income tax expense (benefit)	4,224	19,082	13,163	22,312	(8,533)	4,188	1,778	5,720
Net income (loss)	$7,156	$29,935	$20,710	$33,302	$(13,470)	$6,918	$2,517	$9,436
Adjusted net income (loss) (1)	$9,842	$36,022	$27,736	$41,172	$(2,066)	$17,908	$8,019	$27,928
Comparable brand revenue growth (2)	15%	16%	7%	9%	4%	(3)%	(6)%	(18)%

(1)

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

	Fiscal 2015				Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net income (loss)	$7,156	$29,935	$20,710	$33,302	$(13,470)	$6,918	$2,517	$9,436
Adjustments pre-tax:
Product line impairments (a)	—	—	—	—	—	—	—	12,743
Amortization of debt discount (b)	2,702	4,493	6,415	6,193	6,442	6,479	6,629	6,854
Aircraft impairment (c)	—	—	—	—	—	—	—	4,767
Recall accrual (d)	—	—	—	—	—	—	—	4,615
Impact of inventory step-up (e)	—	—	—	—	—	3,401	1,786	1,648
Legal claim (f)	1,568	5,474	5,076	6,928	8,701	—	—	—
Acquisition related costs (g)	—	—	—	—	2,069	778	—	—
Reorganization related costs (h)	—	—	—	—	1,415	3,309	974	—
Non-cash compensation (i)	—	—	—	—	—	3,672	—	—
Subtotal adjusted items	4,270	9,967	11,491	13,121	18,627	17,639	9,389	30,627
Impact of income tax items (j)	(1,584)	(3,880)	(4,465)	(5,251)	(7,223)	(6,649)	(3,887)	(12,135)
Adjusted net income (loss)	$9,842	$36,022	$27,736	$41,172	$(2,066)	$17,908	$8,019	$27,928

(a)

The adjustment for the fourth quarter of fiscal 2016 represents the impairments associated with the RH Contemporary Art and RH Kitchen. RH Contemporary Art has been integrated into the broader RH platform and no longer operates as a separate division. This resulted in cost of goods sold of $1.1 million which represents impairment of inventory and selling, general and administrative expenses of $10.6 million which represents lease related charges, property and equipment disposals, and donations. The impairment related to RH Kitchen is a result of the alignment with the Waterworks Kitchen product line strategy. This resulted in cost of goods sold of $1.0 million which represents impairment of inventory.

(b)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their respective terms. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.5 million, $0.6 million, $0.4 million and $0.8 million during the first, second, third and fourth quarters of fiscal 2015, respectively. Amounts are presented net of interest capitalized for capital projects of $0.6 million, $0.7 million, $0.6 million and $0.5 million during the first, second, third and fourth quarters of fiscal 2016, respectively.

(c)	The adjustment for the fourth quarter of fiscal 2016 represents the impairment recorded upon reclassification of aircraft as asset held for sale.
(d)	The adjustment for the fourth quarter of fiscal 2016 represents the reduction of net revenues and costs associated with product recalls.
(e)

The adjustments for the second, third and fourth quarters of fiscal 2016 represent the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.

(f)

The adjustments in the first, second, third and fourth quarters of fiscal 2015 and the first quarter of fiscal 2016 represent the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. Refer to Note 19—Commitments and Contingencies in our consolidated financial statements.

(g)	The adjustments for the first and second quarters of fiscal 2016 represent costs incurred in connection with our acquisition of Waterworks including professional fees.

(h)

The adjustments for the first, second and third quarters of fiscal 2016 represent costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(i)	The adjustment for the second quarter of fiscal 2016 represents a non-cash compensation charge related to one-time, fully vested option grants made in connection with our acquisition of Waterworks.
(j)

The adjustments for the first, second, third and fourth quarters of fiscal 2015 represent the tax effect of the adjusted items based on our effective tax rates of 37.1%, 38.9%, 38.9% and 39.2%, respectively. The adjustments for the first, second and third quarters of fiscal 2016 represent the tax effect of the adjusted items based on our effective tax rates of 38.8%, 37.7% and 41.4%, respectively. The fourth quarter of fiscal 2016 assumes a normalized tax rate of 39%.

(2)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child and RH Modern Galleries. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Waterworks revenue is excluded from comparable brand revenue growth and will be added in the first full month following the anniversary of the acquisition. Membership revenue is excluded from comparable brand revenue growth and will be added in the first full month following the anniversary of the program launch. The impact on net revenues related to the product recalls in the fourth quarter of fiscal 2016 has been excluded from comparable brand revenue growth.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as the revolving line of credit as our primary sources of liquidity. Our primary cash needs are for merchandise inventories, payroll, Source Books and other catalogs, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital varies as a result of changes in our inventory levels, which may fluctuate based on the timing of new product introductions and based on progress made towards our efforts to optimize inventories and rationalize our SKU count, and changes in prepaid costs related to our Source Books. We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes and borrowing availability under the revolving line of credit or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and other capital needs for the next 12 months.

We may pursue additional strategies to generate additional liquidity for our operations, including through the strategic sale of assets, utilization of our revolving line of credit, and entry into debt financing arrangements that present attractive terms, and to deploy cash in ways that enhance shareholder value, including through our share repurchase program (refer to “Share Repurchase Program” below). In addition, we have $650 million in aggregate principal amount of convertible notes that mature in June 2019 and June 2020, respectively. We may need to access additional financing in order to repay such convertible notes in cash at their respective maturity dates and there can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

Our investments in capital expenditures for fiscal 2016 totaled $157.6 million and we made payments of $23.4 million in fiscal 2016 to escrow accounts for future construction of next generation Design Galleries. We expect to have gross capital expenditures of approximately $140 million to $160 million in fiscal 2017, primarily related to our efforts to continue our growth and expansion, including construction of our new Galleries and infrastructure investments. We expect our fiscal 2017 capital expenditures will be offset by proceeds from sales of assets of approximately $15 million to $25 million. The majority of the current lease arrangements for our new Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from our landlords related to the building of our larger format and next generation Design Galleries in fiscal 2017.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
		As Revised	As Revised
	(in thousands)
Provided by operating activities	$78,845	$126,704	$79,243
Used in investing activities	(321,497)	(227,397)	(200,548)
Provided by (used in) financing activities	(2,241)	286,782	253,800
Increase (decrease) in cash and cash equivalents	(244,444)	185,781	132,297
Cash and cash equivalents at end of period	87,023	331,467	145,686

We have experienced substantial fluctuation in our cash and cash equivalents year over year. Cash and cash equivalents decreased by $244.4 million from fiscal 2015 to fiscal 2016, compared to an increase of cash and cash equivalents of $185.8 million from fiscal 2014 to fiscal 2015.

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For fiscal 2016, net cash provided by operating activities was $78.8 million and consisted of net income of $5.4 million and non-cash items of $150.8 million, partially offset by an increase in cash used for working capital and other activities of $77.4 million. Working capital and other activities consisted primarily of decreases in accounts payable and accrued liabilities of $50.3 million related to timing of payments, increases in prepaid expenses of $36.9 million related to the timing of the distribution of our Interiors Source Book and estimated federal tax payments and decreases in other current liabilities of $23.8 million related to payments for federal and state tax liabilities. This was partially offset by increases in deferred revenue and customer deposits of $24.0 million and an increase in other non-current obligations of $8.7 million primarily due to a deferred contract incentive payment.

For fiscal 2015, net cash provided by operating activities (as revised) was $126.7 million and consisted of net income of $91.1 million and non-cash items of $78.1 million, partially offset by an increase in cash used for working capital and other activities of $42.5 million. Working capital and other activities consisted primarily of increases in inventory of $166.5 million related to the increase in both existing and new products, as well as to support the opening of our new distribution center in Northern California. This was partially offset by increases in accounts payable and accrued liabilities of $29.2 million, increases in other current liabilities of $39.6 million primarily due to an increase in our federal tax liabilities, increases in deferred revenue and customer deposits of $33.2 million and increases in deferred rent and lease incentives of $13.6 million primarily due to the profit participation arrangements for our distribution center facilities.

For fiscal 2014, net cash provided by operating activities (as revised) was $79.2 million and consisted of net income of $91.0 million and non-cash items of $47.1 million, partially offset by an increase in cash used for working capital and other activities of $58.9 million. Working capital and other activities consisted primarily of increases in inventory of $106.0 million to support our revenue growth, increases in non-current assets of $6.0 million primarily related to an increase in deposits, as well as decreases in other current liabilities of $3.1 million related to payments made for federal and state taxes. These uses of cash from working capital components were partially offset by increases in accounts payable and accrued liabilities of $22.2 million, increases in deferred revenue and customers deposits of $20.0 million due to the timing of shipments made at fiscal quarter end and increased special orders and decreases in prepaid expenses and other current assets of $15.1 million primarily due to a decrease in vendor deposits and capitalized Source Book costs.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new Gallery openings, the acquisition of buildings and land, investments in supply chain and systems infrastructure, construction related deposits, as well as activities associated with investing in available-for-sale securities.

For fiscal 2016, net cash used in investing activities was $321.5 million primarily due to $157.6 million of investments in new Galleries, information technology and systems infrastructure, supply chain, and other corporate assets, as well as our acquisition of

Waterworks, net of cash acquired, of $116.1 million. In addition, we made payments of $23.4 million to escrow accounts for future construction of next generation Design Galleries and investments in available-for-sale securities of $248.5 million, partially offset by maturities and sales of such investments of $187.3 million and $37.1 million, respectively.

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

For fiscal 2016, net cash used in financing activities was $2.2 million primarily due to tax shortfalls from the exercise of stock options of $3.3 million and cash paid for employee taxes related to net settlement of equity awards of $1.6 million. The cash used in these financing activities was partially offset by net proceeds from the exercise of stock options of $3.3 million.

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

In fiscal 2014, we concluded that we were the deemed owner for accounting purposes for a new distribution center located in California during the construction period pursuant to ASC 840. During the construction period, we capitalized the cash and non-cash assets contributed by the landlord for the construction of the distribution center on our consolidated balance sheets as an increase in property and equipment and an increase in financing obligations under build-to-suit lease transactions. During the fourth quarter of fiscal 2015, upon the completion of the construction period, we performed a sale-leaseback analysis and determined that we did not have any prohibitive forms of continuing involvement and therefore removed the asset and corresponding liability of $74.9 million from our consolidated balance sheet as of January 30, 2016. The effected sale leaseback did not have an impact on the consolidated statements of income or consolidated statements of cash flows in fiscal 2015 or in fiscal 2016.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of January 28, 2017, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of January 28, 2017. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the consolidated balance sheets.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of January 28, 2017, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of January 28, 2017. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the consolidated balance sheets.

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

The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed charge coverage ratio of at least one to one. Such ratio was approximately the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of January 28, 2017, Restoration Hardware, Inc. was in compliance with all covenants of the amended and restated credit agreement, and if the availability under the amended and restated credit agreement was less than the amount described above, Restoration Hardware, Inc. would have been in compliance with the consolidated fixed charge coverage ratio described in the previous sentence.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

On June 27, 2014, we paid off the principal balance and related interest under the prior credit agreement of $154.8 million using proceeds from the issuance of the 2019 Notes. As of January 28, 2017, Restoration Hardware, Inc. had no amounts outstanding under the amended and restated credit agreement. As of January 28, 2017, Restoration Hardware, Inc. had $535.2 million undrawn borrowing availability under the amended and restated credit agreement and had $14.4 million in outstanding letters of credit.

Share Repurchase Program

On February 21, 2017, our Board of Directors authorized a stock repurchase program of up to $300 million through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases.

Contractual Obligations

As of January 28, 2017, our future contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	2017	2018-2019	2020–2021	Thereafter
	(in thousands)
Convertible senior notes due 2019	$350,000	$—	$350,000	$—	$—
Convertible senior notes due 2020	300,000	—	—	300,000	—
Revolving line of credit (1)	—	—	—	—	—
Operating leases (2)	683,291	89,776	152,688	114,494	326,333
Other non-current obligations (3)	797,382	31,971	76,753	82,790	605,868
Capital lease obligations	15,088	1,216	2,299	2,418	9,155
Notes payable for share repurchases	19,390	—	893	—	18,497
Letters of credit	14,366	14,366	—	—	—
Total	$2,179,517	$137,329	$582,633	$499,702	$959,853

(1)	Under the amended and restated credit agreement, the revolving line of credit has a maturity date of November 24, 2019.
(2)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above does not include future obligations for renewal options that have not yet been exercised. The future operating lease obligations would change if we were to exercise these options. Amounts above do not include estimated contingent rent due under operating leases. Our obligation for contingent rent as of January 28, 2017 was $2.6 million.

(3)

Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. These amounts may be reduced in the event we are able to effect a sale-leaseback on any of these locations.

Other Commitments

The Company enters into various cancellable commitments related to the procurement of merchandise inventory. As of January 28, 2017, these merchandise inventory purchase commitments were $278.2 million.

As of January 28, 2017, the liability of $2.5 million for unrecognized tax benefits associated with uncertain tax positions (refer to Note 13—Income Taxes in our consolidated financial statements) has not been included in the contractual obligations table above as we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of January 28, 2017.

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

We defer revenue associated with orders that have been shipped by us to our customers but have not yet been received by the customer. As we recognize revenue when the merchandise is received by our customers, it is included as deferred revenue on the consolidated balance sheets while in-transit.

We collect annual membership fees related to the RH Members Program, which is recorded as deferred revenue and is recognized as revenue on a straight-line basis over the membership period, or one year.

Sales tax collected is not recognized as revenue but is included in accounts payable and accrued expenses on the consolidated balance sheets as it is ultimately remitted to governmental authorities.

We reserve for projected merchandise returns. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender of the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

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

Due to these factors, our obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage change from our original estimates, we adjust our inventory reserves accordingly throughout the period. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our net income or inventory balances. We have not made any material changes to our assumptions included in the calculations of the obsolescence and shrinkage reserves during the periods presented or recorded significant adjustments related to the physical inventory process.

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

Our catalog amortization calculation requires management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment and the probability and magnitude of consumer response to certain Source Books and merchandise assortment offered. If actual revenues associated with our Source Books differ from our original estimates, we adjust our catalog amortization schedules accordingly. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on our net income as changes in the assumptions do not impact the total cost of the Source Books to be amortized. However, changes in the assumptions could impact the timing of the future catalog amortization expense recorded to the consolidated statement of income.

Website and Print Advertising

Website and print advertising expenses, which include e-commerce advertising, web creative content and direct marketing activities such as print media, radio and other media advertising, are expensed as incurred or upon the release of the content or the initial advertisement.

Impairment of Goodwill and Long-Lived Assets

Goodwill

We evaluate goodwill annually to determine whether it is impaired or whenever events occur or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset; general economic conditions, such as increasing Treasury rates or unexpected changes in gross domestic product growth; a change in our market share; budget-to-actual performance and consistency of operating margins and capital expenditures; a product recall or an adverse action or assessment by a regulator; or changes in management or key personnel. We selected the fourth fiscal quarter to perform our annual goodwill impairment testing.

We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment.

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

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management. We have deemed RH Segment and Waterworks to be the reporting units for which goodwill is independently tested.

Our tests for impairment of goodwill resulted in a determination that the fair value of our reporting units exceeded the carrying value of their respective net assets as of January 28, 2017. We do not anticipate any material impairment charges in the near term.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset group, an operating loss or expectation of future operating losses, negative operating cash flows or expectation of future negative operating cash flows or an adverse action or assessment by a regulator. If one of more of these circumstances is present, we would perform an impairment test and record an impairment charge if the sum of the estimated undiscounted future cash flows related to an asset group is less than the carrying value and would recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset group.

We have determined that we have two asset groups: RH Segment and Waterworks. In both cases, the assets for each group include Galleries, catalogs and websites. Along with the support of the distribution centers and corporate assets, each asset group is fully integrated as part of an omni-channel model and dependent on each other in generating cash flows. We evaluate long-lived tangible assets at the asset group level, which is the lowest level at which independent cash flows can be identified.

Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

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

Stock-Based Compensation

We use the straight-line method of accounting for stock-based compensation, which we believe is the predominant method used in our industry. We recognize the fair value of stock-based compensation in the consolidated financial statements as compensation expense over the requisite service period. In addition, excess tax benefits related to stock-based compensation awards are reflected as financing cash flows. For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of our stock on the date of grant. The fair value of each option award granted under our award plan is estimated on the date of grant using a Black-Scholes Merton option pricing model which requires the input of subjective assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest rate. We elected to calculate the expected term of the option awards using the “simplified method.” This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Under the “simplified” calculation method, the expected term is calculated as an average of the vesting period and the contractual life of the options.

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

As of January 28, 2017, we have retained a valuation allowance totaling $0.8 million against deferred tax assets for our Waterworks U.K. operations.

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

Recently Issued Accounting Pronouncements

For information regarding recently issued accounting pronouncements, refer to Note 3—Significant Accounting Polices in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At January 28, 2017, there were no amounts outstanding under the revolving line of credit. As of January 28, 2017, we had $535.2 million undrawn borrowing availability under the revolving line of credit and had $14.4 million in outstanding letters of credit. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended January 28, 2017, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of January 28, 2017, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of January 28, 2017, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $171.98 per share. Refer to Note 10—Convertible Senior Notes in our consolidated financial statements.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $189.00 per share. Refer to Note 10—Convertible Senior Notes in our consolidated financial statements.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial.

Item 8.	Financial Statements and Supplementary Data

RH

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 28,	January 30,
	2017	2016
ASSETS		As Revised
Current assets:
Cash and cash equivalents	$87,023	$331,467
Short-term investments	142,677	130,801
Accounts receivable—net	34,191	28,567
Merchandise inventories	752,304	725,392
Asset held for sale	4,900	—
Prepaid expense and other current assets	117,162	79,020
Total current assets	1,138,257	1,295,247
Long-term investments	33,212	22,054
Property and equipment—net	682,056	515,605
Goodwill	173,603	124,301
Trademarks and domain names	100,624	48,309
Other intangible assets—net	133	227
Non-current deferred tax assets	28,466	36,739
Other non-current assets	36,169	25,462
Total assets	$2,192,520	$2,067,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$226,980	$262,284
Deferred revenue and customer deposits	145,918	106,769
Other current liabilities	43,271	65,072
Total current liabilities	416,169	434,125
Convertible senior notes due 2019—net	312,379	297,703
Convertible senior notes due 2020—net	235,965	220,000
Financing obligations under build-to-suit lease transactions	203,015	146,621
Deferred rent and lease incentives	60,439	53,986
Other non-current obligations	44,684	29,349
Total liabilities	1,272,651	1,181,784
Commitments and contingencies (Note 19)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of January 28, 2017 and January 30, 2016	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 41,123,521 shares issued and 40,828,633 shares outstanding as of January 28, 2017; 40,878,163 shares issued and 40,583,275 shares outstanding as of January 30, 2016	4	4
Additional paid-in capital	790,866	763,566
Accumulated other comprehensive loss	(1,692)	(2,700)
Retained earnings	150,214	144,813
Treasury stock—at cost, 294,888 shares as of both January 28, 2017 and January 30, 2016	(19,523)	(19,523)
Total stockholders’ equity	919,869	886,160
Total liabilities and stockholders’ equity	$2,192,520	$2,067,944

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Net revenues	$2,134,871	$2,109,006	$1,867,422
Cost of goods sold	1,455,084	1,356,314	1,176,648
Gross profit	679,787	752,692	690,774
Selling, general and administrative expenses	626,751	567,131	525,048
Income from operations	53,036	185,561	165,726
Interest expense—net	44,482	35,677	17,551
Income before income taxes	8,554	149,884	148,175
Income tax expense	3,153	58,781	57,173
Net income	$5,401	$91,103	$91,002
Weighted-average shares used in computing basic net income per share	40,691,483	40,190,448	39,457,491
Basic net income per share	$0.13	$2.27	$2.31
Weighted-average shares used in computing diluted net income per share	40,926,840	42,256,559	41,378,210
Diluted net income per share	$0.13	$2.16	$2.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Net income	$5,401	$91,103	$91,002
Net gains (losses) from foreign currency translation	1,003	(2,164)	(1,143)
Net unrealized holding gains (losses) on available-for-sale investments	5	(34)	12
Total comprehensive income	$6,409	$88,905	$89,871

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity
Balances—February 1, 2014	39,124,764	4	584,641	629	(37,292)	40,353	(2,710)	545,272
Stock-based compensation	—	—	17,072	—	—	—	—	17,072
Issuance of restricted stock	7,592	—	—	—	—	—	—	—
Vested and delivered restricted stock units	56,003	—	(2,795)	—	—	—	—	(2,795)
Exercise of stock options—including tax benefit	956,091	—	32,500	—	—	—	—	32,500
Repurchases of common stock	(251,910)	—	—	—	—	251,910	(16,575)	(16,575)
Equity component value of convertible note issuance—net	—	—	70,506	—	—	—	—	70,506
Sale of common stock warrant	—	—	40,390	—	—	—	—	40,390
Purchase of convertible note hedge	—	—	(73,325)	—	—	—	—	(73,325)
Net income	—	—	—	—	91,002	—	—	91,002
Net losses from foreign currency translation	—	—	—	(1,143)	—	—	—	(1,143)
Net unrealized holding gains (losses) on investments	—	—	—	12	—	—	—	12
Balances—January 31, 2015	39,892,540	4	668,989	(502)	53,710	292,263	(19,285)	702,916
Stock-based compensation		—	24,223	—	—	—	—	24,223
Issuance of restricted stock	6,535	—	—	—	—	—	—	—
Vested and delivered restricted stock units	78,769	—	(4,863)	—	—	—	—	(4,863)
Exercise of stock options—including tax benefit	608,056	—	35,885	—	—	—	—	35,885
Repurchases of common stock	(2,625)	—	—	—	—	2,625	(238)	(238)
Equity component value of convertible note issuance—net	—	—	77,192	—	—	—	—	77,192
Sale of common stock warrant	—	—	30,390	—	—	—	—	30,390
Purchase of convertible note hedge	—	—	(68,250)	—	—	—	—	(68,250)
Net income	—	—	—	—	91,103	—	—	91,103
Net losses from foreign currency translation	—	—	—	(2,164)	—	—	—	(2,164)
Net unrealized holding gains (losses) on investments	—	—	—	(34)	—	—	—	(34)
Balances—January 30, 2016	40,583,275	4	763,566	(2,700)	144,813	294,888	(19,523)	886,160
Stock-based compensation		—	28,930	—	—	—	—	28,930
Issuance of restricted stock	33,555	—	—	—	—	—	—	—
Vested and delivered restricted stock units	88,538	—	(1,531)	—	—	—	—	(1,531)
Exercise of stock options—including tax benefit	123,265	—	(99)	—	—	—	—	(99)
Net income	—	—	—	—	5,401	—	—	5,401
Net gains from foreign currency translation	—	—	—	1,003	—	—	—	1,003
Net unrealized holding gains (losses) on investments	—	—	—	5	—	—	—	5
Balances—January 28, 2017	40,828,633	$4	$790,866	$(1,692)	$150,214	294,888	$(19,523)	$919,869

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES		As Revised	As Revised
Net income	$5,401	$91,103	$91,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,995	44,595	34,463
Impairments	17,137	—	—
Product recalls	4,615	—	—
Net non-cash charges resulting from inventory step-up	6,835	—	—
Amortization of purchase premiums and accretion of purchases discount—net	1,022	1,166	—
Amortization of debt discount	28,822	22,114	7,969
Excess tax (benefit) shortfall from exercise of stock options	3,288	(10,443)	(16,421)
Stock-based compensation expense	29,214	24,223	17,072
Deferred income taxes	(221)	(6,011)	2,693
Other non-cash interest expense	3,121	2,473	1,342
Change in assets and liabilities—net of acquisition:
Accounts receivable	588	(2,629)	(3,991)
Merchandise inventories	(4,304)	(166,505)	(106,036)
Prepaid expense and other assets	(36,889)	10,817	9,093
Accounts payable and accrued expenses	(50,307)	29,196	22,222
Deferred revenue and customer deposits	23,977	33,213	19,955
Other current liabilities	(23,820)	39,580	(3,131)
Deferred rent and lease incentives	4,662	13,597	3,574
Other non-current obligations	8,709	215	(563)
Net cash provided by operating activities	78,845	126,704	79,243
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(157,644)	(119,461)	(110,359)
Acquisition of buildings and land	—	(13,999)	—
Construction related deposits	(23,380)	(20,049)	(9,250)
Purchase of trademarks and domain names	(322)	(339)	(453)
Purchase of investments	(248,485)	(217,379)	(91,604)
Maturities of investments	187,338	143,830	11,118
Sales of investments	37,096	—	—
Acquisition of business—net of cash acquired	(116,100)	—	—
Net cash used in investing activities	(321,497)	(227,397)	(200,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross borrowings under revolving line of credit	—	—	749,945
Gross repayments under revolving line of credit	—	—	(835,370)
Revolving line of credit deferred financing fees	—	—	(2,133)
Proceeds from issuance of convertible senior notes	—	296,250	350,000
Proceeds from issuance of warrants	—	30,390	40,390
Purchase of convertible note hedges	—	(68,250)	(73,325)
Debt issuance costs related to convertible senior notes	—	(2,382)	(5,385)
Borrowings under build-to-suit lease transactions	—	—	1,776
Proceeds from exercise of stock options	3,261	25,606	16,400
Excess tax benefit (shortfall) from exercise of stock options	(3,288)	10,443	16,421
Tax withholdings related to issuance of stock-based awards	(1,603)	(5,027)	(3,116)
Other financing activities	(611)	(248)	(1,803)
Net cash provided by (used in) financing activities	(2,241)	286,782	253,800
Effects of foreign currency exchange rate translation	449	(308)	(198)
Net increase (decrease) in cash and cash equivalents	(244,444)	185,781	132,297
Cash and cash equivalents
Beginning of period	331,467	145,686	13,389
End of period	$87,023	$331,467	$145,686
Cash paid for interest	$16,615	$13,369	$8,611
Cash paid for taxes	48,464	29,135	60,121
Non-cash transactions:
Property and equipment additions due to build-to-suit lease transactions	55,991	96,323	89,829
Property and equipment reduction due to effected sale leaseback (Note 6)	—	(74,855)	—
Property and equipment additions from use of construction related deposits	10,720	13,915	—
Property and equipment additions in accounts payable and accrued expenses at period-end	9,201	12,108	10,875
Property and equipment acquired under capital lease	16	88	38
Building acquired under capital lease	—	—	6,798
Trademarks and domain names additions in accounts payable and accrued expenses at period-end	—	107	—
Issuance of non-current notes payable related to share repurchases from former employees	—	238	16,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

RH, a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, tableware, and child and teen furnishings. These products are sold through the Company’s stores, catalogs and websites.

On May 27, 2016, the Company acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks”. Refer to Note 4—Business Combination.

As of January 28, 2017, the Company operated a total of 85 retail Galleries and 28 outlet stores in 32 states, the District of Columbia and Canada, which includes 15 Waterworks showrooms in the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

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

Revisions

During the fourth quarter of fiscal 2016, management determined that the Company had incorrectly reported negative cash balances due to outstanding checks in the accounts payable and accrued expenses financial statement line item in its consolidated balance sheets without properly applying the limited right of offset against cash and cash equivalents in accordance with ASC 210—Balance Sheet. This resulted in an overstatement of cash and cash equivalents and an overstatement of accounts payable and accrued expenses on its consolidated balance sheets, as well as a misstatement of the cash provided by operating activities on the consolidated statements of cash flows. There was no impact on the consolidated statements of income or stockholders’ equity related to these misstatements.

The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99—Materiality, codified in Accounting Standards Codification (“ASC”) 250—Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the amounts have been revised in the consolidated balance sheets and consolidated statements of cash flows. The amounts included in previously reported quarters will be revised in future filings.

The revision decreased cash and cash equivalents and accounts payable and accrued expenses by $18.4 million as of January 30, 2016. The revisions decreased cash and cash equivalents and accounts payable and accrued expenses by $2.5 million, $0.5 million and $8.3 million as of April 30, 2016, July 30, 2016 and October 29, 2016, respectively.

The following are selected line items from the Company’s condensed consolidated balance sheets and condensed consolidated statements of cash flows illustrating the effect of the corrections (in thousands):

	Condensed Consolidated Balance Sheets
	January 30, 2016
	As Reported	Adjustment	As Revised
Cash and cash equivalents	$349,897	$(18,430)	$331,467
Total current assets	1,313,677	(18,430)	1,295,247
Total assets	2,086,374	(18,430)	2,067,944
Accounts payable and accrued expenses	280,714	(18,430)	262,284
Total current liabilities	452,555	(18,430)	434,125
Total liabilities	1,200,214	(18,430)	1,181,784

	Condensed Consolidated Statements of Cash Flows
	Year Ended
	January 30, 2016			January 31, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Change in accounts payable and accrued expenses	$44,378	$(15,182)	$29,196	$25,470	$(3,248)	$22,222
Net cash provided by operating activities	141,886	(15,182)	126,704	82,491	(3,248)	79,243
Cash and cash equivalents:
Beginning of period	148,934	(3,248)	145,686	13,389	—	13,389
End of period	349,897	(18,430)	331,467	148,934	(3,248)	145,686

The following are selected line items from the Company’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows illustrating the effect of the corrections (in thousands):

	Unaudited Condensed Consolidated Balance Sheets
	April 30, 2016
	As Reported	Adjustment	As Revised
Cash and cash equivalents	$237,156	$(2,488)	$234,668
Total current assets	1,244,435	(2,488)	1,241,947
Total assets	2,051,008	(2,488)	2,048,520
Accounts payable and accrued expenses	248,971	(2,488)	246,483
Total current liabilities	406,937	(2,488)	404,449
Total liabilities	1,171,480	(2,488)	1,168,992

	Unaudited Condensed Consolidated Balance Sheets
	July 30, 2016
	As Reported	Adjustment	As Revised
Cash and cash equivalents	$37,677	$(514)	$37,163
Total current assets	1,149,164	(514)	1,148,650
Total assets	2,088,641	(514)	2,088,127
Accounts payable and accrued expenses	222,812	(514)	222,298
Total current liabilities	405,249	(514)	404,735
Total liabilities	1,195,683	(514)	1,195,169

	Unaudited Condensed Consolidated Balance Sheets
	October 29, 2016
	As Reported	Adjustment	As Revised
Cash and cash equivalents	$55,426	$(8,291)	$47,135
Total current assets	1,151,804	(8,291)	1,143,513
Total assets	2,156,301	(8,291)	2,148,010
Accounts payable and accrued expenses	231,079	(8,291)	222,788
Total current liabilities	419,421	(8,291)	411,130
Total liabilities	1,254,123	(8,291)	1,245,832

	Unaudited Condensed Consolidated Statements of Cash Flows
	Three Months Ended April 30, 2016			Six Months Ended July 30, 2016			Nine Months Ended October 29, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Change in accounts payable and accrued expenses	$(30,546)	$15,942	$(14,604)	$(81,399)	$17,916	$(63,483)	$(73,574)	$10,139	$(63,435)
Net cash used in operating activities	(106,292)	15,942	(90,350)	(91,565)	17,916	(73,649)	(29,124)	10,139	(18,985)
Cash and cash equivalents:
Beginning of period	349,897	(18,430)	331,467	349,897	(18,430)	331,467	349,897	(18,430)	331,467
End of period	237,156	(2,488)	234,668	37,677	(514)	37,163	55,426	(8,291)	47,135

Fiscal Years

The Company’s fiscal year ends on the Saturday closest to January 31. As a result, the Company’s fiscal year may include 53 weeks. The fiscal years ended January 28, 2017 (“fiscal 2016”), January 30, 2016 (“fiscal 2015”) and January 31, 2015 (“fiscal 2014”) each consisted of 52 weeks. The Company’s next 53-week fiscal year is the fiscal year ended February 3, 2018.

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

Investments

All of the Company’s investments are classified as available-for-sale and are carried at fair value. The Company invests excess cash primarily in investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, government agency obligations and guaranteed obligations of the U.S. government, all of which are subject to minimal credit and market risks. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized holding gains and losses, net of tax, are recorded in accumulated other comprehensive loss on the consolidated statements of stockholders’ equity until realized. Realized gains and losses, interest income, dividends, and amortization and accretion of purchase premiums and discounts on investments are included in interest expense on the consolidated statements of income. Total interest income and accretion of purchase discounts on investments were $2.3 million and $0.3 million in fiscal 2016, respectively. Total amortization of purchase premiums on investments was $1.3 million in fiscal 2016. Total interest income and accretion of purchase discounts on investments were $1.5 million and $0.1 million in fiscal 2015, respectively. Total amortization of purchase premiums on investments was $1.2 million in fiscal 2015. Realized gains and losses were not material in fiscal 2016 and fiscal 2015. The Company did not record any dividends in fiscal 2016 and fiscal 2015.

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions in both U.S. dollar and Canadian dollar denominations. Accounts at the U.S. institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and accounts at the Canadian institutions are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian dollars. As of January 28, 2017 and January 30, 2016, and at various time throughout these fiscal years, the Company had cash in financial institutions in excess of the amount insured by the FDIC and CDIC. The Company performs ongoing evaluations of these institutions to limit its concentration of credit risk.

Accounts Receivable

Accounts receivable consist primarily of receivables from the Company’s credit card processors for sales transactions, receivables related to our contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for doubtful accounts, which is recorded on a specific identification basis. The allowance for doubtful accounts was $2.4 million and $2.3 million as of January 28, 2017 and January 30, 2016, respectively.

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

Due to these factors, the Company’s obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from the Company’s original estimates, the Company will adjust its inventory reserves accordingly throughout the period. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on the Company’s net income or inventory balances. The Company’s inventory reserve balances were $33.2 million and $19.3 million as of January 28, 2017 and January 30, 2016, respectively.

Product Recalls

In fiscal 2016, the Company recorded a $4.6 million charge related to the recall of certain products. The charge reduced net revenues by $3.5 million and resulted in cost of goods sold of $0.5 million and selling, general and administrative expenses of $0.6 million. The product recall accrual as of January 28, 2017 was $4.3 million and is included in other current liabilities on the consolidated balance sheets.

Advertising Expenses

Advertising expenses primarily represent the costs associated with the Company’s catalog mailings, as well as print and website marketing. Total advertising expense, which is recorded in selling, general and administrative expenses on the consolidated statements of income, was $79.8 million, $107.7 million, and $114.7 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

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

The Company had $61.3 million and $35.8 million of capitalized catalog costs that are included in prepaid expense and other current assets on the consolidated balance sheets as of January 28, 2017, and January 30, 2016, respectively. The increase in capitalized catalog costs, as of January 28, 2017, is primarily due to the change in the timing of distribution of the Interiors Source Book, which was circulated in Spring 2015 and was circulated in Fall 2016 for fiscal 2016.

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

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method, generally using the following useful lives:

Category of Property and Equipment	Useful Life
Building and building improvements	40 years
Machinery, equipment and aircraft	3 to 10 years
Furniture, fixtures and equipment	3 to 7 years
Computer software	3 to 10 years

The cost of leasehold improvements and lease acquisitions is amortized over the lesser of the useful life of the asset or the applicable lease term.

The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software, including external costs of materials and services and internal payroll costs related to the software project, within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally between three and ten years.

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use and interest expense is being incurred. The Company capitalized interest of $2.4 million, $2.3 million and $1.6 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. During fiscal 2016 and fiscal 2015, all of the $2.4 million and $2.3 million capitalized interest, respectively, relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount. During fiscal 2014, $1.1 million of the $1.6 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For a discussion regarding fiscal 2016 impairments, refer to the impairment accounting policy below.

Intangible Assets

Intangible assets reflect the value assigned to trademarks, domain names and the fair market value of the Company’s leases. The Company does not amortize trademarks and domain names as the Company defines the life of these assets as indefinite.

Impairment

Goodwill

The Company evaluates goodwill annually to determine whether it is impaired or whenever events occur or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset; general economic conditions, such as increasing Treasury rates or unexpected changes in gross domestic product growth; a change in the Company’s market share; budget-to-actual performance and consistency of operating margins and capital expenditures; a product recall or an adverse action or assessment by a regulator; or changes in management or key personnel. The Company selected the fourth fiscal quarter to perform its annual goodwill impairment testing.

The Company reviews goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment.

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

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management. The Company has deemed RH Segment and Waterworks to be the reporting units for which goodwill is independently tested.

The Company did not recognize any goodwill impairment in fiscal 2016, fiscal 2015 or fiscal 2014.

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

The Company did not recognize any trademarks and domain names impairment in fiscal 2016, fiscal 2015 or fiscal 2014.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset group, an operating loss or expectation of future operating losses, negative operating cash flows or expectation of future negative operating cash flows or an adverse action or assessment by a regulator. If one of more of these circumstances is present, the Company would perform an impairment test and record an impairment charge if the sum of the estimated undiscounted future cash flows related to the asset group is less than the carrying value and would recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset group.

The Company has determined that it has two asset groups: RH Segment and Waterworks. In both cases, the assets for each group include Galleries, catalogs and websites. Along with the support of the distribution centers and corporate assets, each asset group is fully integrated as part of an omni-channel model and dependent on each other in generating cash flows. The Company evaluates long-lived tangible assets at the asset group level, which is the lowest level at which independent cash flows can be identified.

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

The Company did not record an impairment charge on long-lived assets in fiscal 2016, except for impairment related to the Company committing to a plan to sell its aircraft and impairment associated with the RH Contemporary Art product line, as discussed in detail below. The Company did not record an impairment charge on long-lived assets in fiscal 2015 or fiscal 2014.

Asset Held for Sale

An asset is considered to be held for sale when all of the following criteria are met:

•	Management commits to a plan to sell the property;
•	It is unlikely that the disposal plan will be significantly modified or discontinued;
•	The property is available for immediate sale in its present condition;
•	Actions required to complete the sale of the property have been initiated;
•	Sale of the asset is probable and the completed sale is expected to occur within one year; and
•	The property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company ceases depreciating the asset.

During the fourth quarter of fiscal 2016, the Company committed to a plan to sell its aircraft, resulting in a reclassification of aircraft from property and equipment to asset held for sale on the consolidated balance sheets as of January 28, 2017. The Company expects the sale of the aircraft to be completed in fiscal 2017. The Company performed an assessment and determined that based on management’s best estimate of the selling price of the aircraft, it had an impairment of $4.8 million in fiscal 2016. Such impairment charge is included in selling, general and administrative expenses on the consolidated statements of income.

RH Contemporary Art Impairment

During the fourth quarter of fiscal 2016, the Company initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and no longer operates RHCA as a separate division. As a result, the Company incurred restructuring related costs, including loss on disposal of capitalized property and equipment of $5.5 million, liability for lease losses of $3.2 million, inventory impairment of $2.7 million and other associated costs of $0.3 million. The Company did not incur any employee termination benefits associated with the integration. The impact to cost of goods sold and selling, general and administrative expenses on the consolidated statements of income was $1.1 million and $10.6 million, respectively. As of January 28, 2017, the

Company’s liability for lease losses, which is estimated as the net present value of the difference between lease payments and receipts under sublease agreements, was $3.2 million and is included in other non-current obligations on the consolidated balance sheets.

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

Certain of the Company’s property and equipment are held under capital leases. These assets are included in property and equipment and depreciated over the lesser of the useful life of the asset or the lease term. For buildings held under capital leases, unless the fair value of the land at lease inception exceeds 25% of the aggregate fair value of the leased land and buildings, rent payments under the leases are recognized using the effective interest method as a reduction of the capital lease obligation and interest expense. Pursuant to ASC 840, at lease inception, if the fair value of the underlying land exceeds 25% of the fair value of the real estate (land and buildings), the Company allocates a portion of the cash payments under the lease to land rent expense equal to the product of the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate. The remaining cash payment is treated as debt-service payments and recognized as interest expense and a reduction of the capital lease obligation.

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

Debt Issuance Costs

Debt issuance costs related to the convertible senior notes are recorded as a contra-liability and are presented net against the respective convertible senior note balance on the consolidated balance sheets. Debt issuance costs related to the convertible senior notes are amortized utilizing the effective interest method over the expected life of the respective notes. Such amortization is included in interest expense–net on the consolidated statements of income.

Deferred financing fees related to the revolving line of credit are included in non-current assets on the consolidated balance sheets. Deferred financing fees related to the revolving line of credit are amortized utilizing the straight-line method. Such amortization is included in interest expense–net on the consolidated statements of income.

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

A summary of the allowance for sales returns, presented net of cost of goods sold, is as follows (in thousands):

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Balance at beginning of fiscal year	$12,688	$10,235	$12,142
Waterworks acquisition—beginning balance	523	—	—
Provision for sales returns	106,508	104,028	87,217
Actual sales returns	(109,642)	(101,575)	(89,124)
Balance at end of fiscal year	$10,077	$12,688	$10,235

Deferred Revenue and Customer Deposits

Deferred revenue primarily represents the revenue associated with orders that have been shipped by the Company to its customers but have not yet been received by the customer. As the Company recognizes revenue when the merchandise is received by its customers, it is included as deferred revenue on the consolidated balance sheets while in-transit. Deferred revenue also includes the unrecognized portion of the annual RH Members Program fee. The annual membership fee is recorded as deferred revenue when collected from customers and is recognized as revenue on a straight-line basis over the membership period, or one year.

Customer deposits represent payments made by customers on custom orders. At the time of purchase the Company collects deposits for all custom orders equivalent to 50% of the customer purchase price. Custom order deposits are recognized as revenue when the merchandise is received by the customer.

Gift Cards, Gift Certificates and Merchandise Credits

The Company sells gift cards, gift certificates and issues merchandise credits to its customers in its stores and through its websites and product catalogs. Such gift cards, gift certificates and merchandise credits do not have expiration dates. Revenue associated with gift cards, gift certificates and merchandise credits is deferred until either (i) redemption of the gift cards, gift certificate and merchandise credits or (ii) when the likelihood of redemption is remote and there exists no legal obligation to remit the value of unredeemed gift cards, gift certificates or merchandise credits to the relevant jurisdictions (breakage). The breakage rate is based on monitoring of cards and certificates issued, actual card and certificate redemptions and the Company’s analysis of when it believes it is remote that redemptions will occur. Breakage resulted in a reduction of selling, general and administrative expenses on the consolidated statements of income of $3.0 million, $2.0 million, and $3.1 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

Self Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has a managed self insurance program related to claims filed. Expenses related to this self insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The Company had liabilities of $2.8 million and $2.1 million related to health care coverage as of January 28, 2017 and January 30, 2016, respectively.

The Company is self-insured for all workers’ compensation claims related to incidents incurred after November 1, 2013 and prior to November 1, 2007. The Company had liabilities of $3.1 million and $3.0 million related to workers’ compensation claims as of January 28, 2017 and January 30, 2016, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation in the consolidated financial statements as compensation expense over the requisite service period. In addition, excess tax benefits related to stock-based compensation awards are reflected as financing cash flows. For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of the Company’s stock on the date of grant. The fair value of each option award granted under the Company’s award plan is estimated on the date of grant using a Black-Scholes Merton option pricing model which requires the input of subjective assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest rate. The Company elected to calculate the expected term of the option awards using the “simplified method.” This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Under the “simplified” calculation method, the expected term is calculated as an average of the vesting period and the contractual life of the options.

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

Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of other comprehensive income consist of net gains (losses) on foreign currency translation, net of tax, and net unrealized holding gains (losses) on investments, net of tax.

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheets and revenues and expenses are translated at average rates of exchange for the period. The related translation gains (losses) are reflected in the accumulated other comprehensive income section of the consolidated statements of stockholders’ equity. Foreign currency gains (losses) resulting from foreign currency transactions are included in selling, general and administrative expenses on the consolidated statements of income and are not material for all periods presented.

Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued their converged accounting standard update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in the prior guidance. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under GAAP for one year from the original effective date. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts.

While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to accounting for gift card breakage. Under the new standard the Company expects to recognize breakage, which is currently recorded as a reduction to selling, general and administrative expenses, as revenue and will be recognized proportional to actual gift card redemptions. Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially adopting it recognized at the date of initial application. The Company has not yet selected the transition method.

Consolidation Accounting

In February 2015, the FASB issued Accounting Standards Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments to the guidance are effective for fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2016), and interim periods within those years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Classification of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Costs associated with line-of-credit arrangements may continue to be recorded as deferred assets. The update requires retrospective application and represents a change in accounting principle. The debt issuance costs guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the guidance on a retrospective basis in the first quarter of fiscal 2016. This is a change from the Company’s historical presentation whereby third party offering costs of the Company’s convertible senior notes were classified within other non-current asset on the consolidated balance sheets. To conform to the current period presentation, the Company reclassified $2.1 million as of January 30, 2016 from non-current assets to non-current liabilities on the consolidated balance sheets.

Software Licenses in Cloud Computing Arrangements

In April 2015, the FASB issued Accounting Standards Update No. 2015-05—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015, and interim periods within those years. The guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Measurement of Inventory

In July 2015, the FASB issued Accounting Standards Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Business Combinations

In September 2015, the FASB issued Accounting Standards Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The business combination guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Stock-Based Compensation

In March 2016, the FASB issued Accounting Standard Update No. 2016-09—Improvements to Employee Share Based Payment Accounting. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. One provision requires that the excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of operations, rather than within additional paid-in capital on the balance sheet. The adoption of ASU 2016-09 is expected to impact the recording of income taxes in the Company’s financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impacts are dependent upon the Company’s future grants of stock-based compensation, the Company’s future stock price in relation to the fair value of awards on grant date and the exercise behavior of the Company’s option holders. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance at the beginning of its first quarter of fiscal year 2017.

Cash Flow Classification

In August 2016, the FASB issued Accounting Standard Update No. 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses eight specific cash flow issues with the objective of reducing an existing diversity in practices regarding the matter in which certain cash receipts and payments are presented and classified in the consolidated statements of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Income Taxes: Intra-Entity Asset Transfers

In October 2016, the FASB issued Accounting Standard Update No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Goodwill and Intangibles

In January 2017, the FASB issued Accounting Standard Update No. 2017-04—Intangibles—Goodwill and Other (Topic 350). The updated guidance simplifies the measurement of goodwill impairment by removing step two of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

NOTE 4—BUSINESS COMBINATION

On May 27, 2016, the Company acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks”. The purchase price of the acquisition was approximately $119.9 million consisting of $118.4 million funded with available cash and $1.5 million representing the fair value of rollover units, which amount is subject to adjustment for changes in working capital and other items. The adjustment has not yet been finalized as of January 28, 2017. The rollover units are included in non-current liabilities on the consolidated balance sheets (refer to Note 16—Stock-Based Compensation). After the transaction, and giving effect to equity interests acquired by management in the business, the Company owns in excess of 90% of the total equity interest in Waterworks.

In fiscal 2016 the Company incurred $2.8 million of acquisition-related costs associated with the transaction. These costs and expenses include fees associated with financial, legal and accounting advisors, and employment related costs, and are included in selling, general and administrative expenses on the consolidated statements of income.

The following table summarizes the purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Tangible assets acquired and liabilities assumed	$18,615
Trademarks	52,100
Goodwill	49,229
Total	$119,944

Under purchase accounting rules, the Company valued the acquired finished goods inventory to fair value, which is defined as the estimated selling price less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the Company’s selling effort. This valuation resulted in an increase in inventory carrying value of approximately $10.8 million for marketable inventory.

Trademarks have been assigned an indefinite life and therefore are not subject to amortization. The goodwill is representative of the benefits and expected synergies from the integration of Waterworks products and Waterworks’ management and employees, which do not qualify for separate recognition as an intangible asset. The trademarks and goodwill are not expected to be deductible for tax purposes.

Results of operations of Waterworks have been included in the Company’s consolidated statements of income since the May 27, 2016 acquisition date. Waterworks represented $74.8 million of the Company’s net revenues in fiscal 2016. Pro forma results of the acquired business have not been presented as the results were not considered material to the Company’s consolidated financial statements for all periods presented and would not have been material had the acquisition occurred at the beginning of fiscal 2016.

NOTE 5—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	January 28,	January 30,
	2017	2016
Capitalized catalog costs	$61,258	$35,836
Vendor deposits	13,276	22,959
Federal tax receivable	13,124	—
Prepaid expense and other current assets	29,504	20,225
Total prepaid expense and other current assets	$117,162	$79,020

Other non-current assets consist of the following (in thousands):

	January 28,	January 30,
	2017	2016
Construction related deposits	$28,044	$15,384
Other deposits	4,706	3,635
Deferred financing fees	1,530	2,236
Other non-current assets	1,889	4,207
Total other non-current assets	$36,169	$25,462

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	January 28,	January 30,
	2017	2016
Leasehold improvements (1)	$439,574	$336,995
Computer software	120,051	96,618
Furniture, fixtures and equipment	73,730	49,650
Machinery, equipment and aircraft	50,979	32,190
Land	11,396	11,188
Building and building improvements	10,113	9,811
Build-to-suit property (2) (3)	202,713	146,550
Building and equipment under capital leases	7,603	8,025
Total property and equipment	916,159	691,027
Less—accumulated depreciation and amortization (4)	(234,103)	(175,422)
Total property and equipment—net	$682,056	$515,605

(1)	Leasehold improvements include construction in progress of $68.4 million and $51.1 million as of January 28, 2017 and January 30, 2016, respectively.
(2)

The Company capitalizes assets and records a corresponding non-current liability for build-to-suit lease transactions where it is considered the owner, for accounting purposes. Refer to Lease Accounting within Note 3—Significant Accounting Policies.

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

(4)	Includes accumulated amortization related to equipment under capital leases of $1.6 million as of both January 28, 2017 and January 30, 2016, respectively.

The Company recorded depreciation expense of $56.9 million, $44.2 million, and $33.7 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of January 28, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,925	$(1,792)	$—	$133
Fair market write-down (2)	(1,467)	1,350	—	(117)
Total intangible assets subject to amortization	$458	$(442)	$—	$16
Intangible assets not subject to amortization
Goodwill (3)	$173,690	$—	$(87)	$173,603
Trademarks and domain names (3)	$100,624	$—	$—	$100,624

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the consolidated balance sheets.
(3)	The Company recorded goodwill and trademarks of $49.2 million and $52.1 million, respectively, in fiscal 2016 related to its acquisition of Waterworks. Refer to Note 4—Business Combination.

The following sets forth the goodwill and intangible assets as of January 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,924	$(1,697)	$—	$227
Fair market write-down (2)	(1,467)	1,289	—	(178)
Total intangible assets subject to amortization	$457	$(408)	$—	$49
Intangible assets not subject to amortization
Goodwill	$124,461	$—	$(160)	$124,301
Trademarks and domain names	$48,309	$—	$—	$48,309

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the consolidated balance sheets.

The Company recorded amortization expense related to intangible assets of $0.1 million, $0.3 million, and $0.7 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

NOTE 8—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	January 28,	January 30,
	2017	2016
		As Revised
Accounts payable	$134,720	$156,594
Accrued freight and duty	27,955	27,230
Accrued compensation	26,886	27,698
Accrued sales taxes	14,908	19,269
Accrued occupancy	8,137	15,095
Accrued catalog costs	3,874	5,988
Accrued professional fees	2,082	2,736
Other accrued expenses	8,418	7,674
Total accounts payable and accrued expenses	$226,980	$262,284

Other current liabilities consist of the following (in thousands):

	January 28,	January 30,
	2017	2016
Unredeemed gift card and merchandise credit liability	$24,524	$24,364
Allowance for sales returns	10,077	12,688
Product recall reserve	4,324	—
Federal and state tax payable	619	27,838
Other liabilities	3,727	182
Total other current liabilities	$43,271	$65,072

NOTE 9—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	January 28,	January 30,
	2017	2016
Notes payable for share repurchases	$19,390	$19,523
Deferred contract incentive (1)	7,739	—
Capital lease obligations—non-current	7,242	7,399
Unrecognized tax benefits	2,508	1,125
Rollover units and profit interests (2)	1,784	—
Other non-current obligations	6,021	1,302
Total other non-current obligations	$44,684	$29,349

(1)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement. The amount will be amortized over the term of the agreement.
(2)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 16—Stock-Based Compensation.

NOTE 10—CONVERTIBLE SENIOR NOTES

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of January 28, 2017, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of January 28, 2017. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the consolidated balance sheets. The Company recorded $1.0 million and $0.6 million related to the amortization of debt issuance costs in fiscal 2016 and fiscal 2015, respectively, related to the 2020 Notes.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	January 28,	January 30,
	2017	2016
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(60,124)	(75,113)
Net carrying amount	$239,876	$224,887
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $15.0 million and $8.9 million for the amortization of the debt discount related to the 2020 Notes during fiscal 2016 and fiscal 2015, respectively.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of January 28, 2017, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of January 28, 2017. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with the specified dollar amount of $1,000.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the consolidated balance sheets. The Company recorded $0.8 million, $0.8 million and $0.5 million related to the amortization of debt issuance costs in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, related to the 2019 Notes.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	January 28,	January 30,
	2017	2016
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(35,457)	(49,289)
Net carrying amount	$314,543	$300,711
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $13.8 million, $13.2 million and $8.0 million for the amortization of the debt discount related to the 2019 Notes in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

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

NOTE 11—LINE OF CREDIT

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of January 28, 2017, the Company was in compliance with all covenants contained in the credit agreement.

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

As of January 28, 2017, the Company did not have any amounts outstanding under the revolving line of credit. As of January 28, 2017 and January 30, 2016, the Company had $14.4 million and $15.0 million in outstanding letters of credit, respectively. As of January 28, 2017, the Company had $535.2 million undrawn borrowing availability under the revolving line of credit.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value were as follows (in thousands):

	January 28,			January 30,
	2017			2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents
Money market funds	$2,510	$—	$2,510	$70	$—	$70
Commercial paper	—	5,493	5,493	—	46,726	46,726
Total cash equivalents	2,510	5,493	8,003	70	46,726	46,796
Short-term investments
Commercial paper	—	34,534	34,534	—	15,488	15,488
Government agency obligations	2,553	105,590	108,143	22,011	93,302	115,313
Total short-term investments	2,553	140,124	142,677	22,011	108,790	130,801
Long-term investments
Government agency obligations	—	33,212	33,212	7,829	14,225	22,054
Total long-term investments	—	33,212	33,212	7,829	14,225	22,054
Total	$5,063	$178,829	$183,892	$29,910	$169,741	$199,651

The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within the Company’s investment portfolio based on stated maturities, which are recorded within cash and cash equivalents, short-term investments and long-term investments on the consolidated balance sheets (in thousands):

	January 28,		January 30,
	2017		2016
	Cost	Fair Value	Cost	Fair Value
Range of maturity
Due within 1 year	$148,155	$148,170	$177,564	$177,527
Due in 1 to 2 years	$33,238	$33,212	$22,033	$22,054

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2016 and fiscal 2015. There were no transfers into or out of level 1 and level 2 during fiscal 2016 and fiscal 2015.

Available-for-sale marketable debt securities are reviewed periodically to identify possible other-than-temporary impairment. Although the Company had certain securities that were in a loss position as of January 28, 2017, the Company has no current requirement or intent to sell the securities in an unrealized loss position nor does it consider any of the unrealized losses to be credit losses. The Company expects to recover up to (or beyond) the initial cost of the investment for securities held. The available-for-sale securities in an unrealized loss position were in such a position for less than twelve months as of January 28, 2017.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes (carrying value excludes the equity component of the 2019 Notes and 2020 Notes classified in stockholders’ equity) were as follows (in thousands):

	January 28,		January 30,
	2017		2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes due 2019	$295,381	$314,543	$257,624	$300,711
Convertible senior notes due 2020	$232,463	$239,876	$198,635	$224,887

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

NOTE 13—INCOME TAXES

The following is a summary of the income tax expense (benefit) (in thousands):

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Current
Federal	$751	$55,676	$45,611
State	2,410	9,112	9,235
Foreign	694	227	(596)
Total current tax expense	3,855	65,015	54,250
Deferred
Federal	2,109	(5,691)	3,895
State	(2,414)	(648)	(973)
Foreign	(397)	105	1
Total deferred tax expense (benefit)	(702)	(6,234)	2,923
Total income tax expense	$3,153	$58,781	$57,173

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Provision at federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax impact	4.8	3.7	4.0
Donation of appreciated property	(8.7)	—	—
Meals and entertainment	5.0	0.2	0.2
Aircraft expenses	3.3	0.1	—
Transaction costs	2.6	—	—
Other permanent items	2.8	0.1	0.1
Valuation allowance	0.9	—	—
Tax rate adjustments	(5.8)	0.1	(0.4)
Foreign income	(4.2)	(0.1)	(0.3)
Net adjustments to tax accruals and other	1.2	0.1	—
Effective tax rate	36.9%	39.2%	38.6%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 28,	January 30,
	2017	2016
Non-current deferred tax assets (liabilities)
Stock-based compensation	$37,804	$32,248
Inventory	37,198	29,430
Deferred lease credits	25,457	20,074
Accrued expense	18,024	18,964
Deferred revenue	1,887	1,800
Charitable contributions	1,877	—
U.S. impact of Canadian transfer pricing	1,404	1,420
Net operating loss carryforwards	1,044	214
Property and equipment	(32,396)	(24,905)
Prepaid expense and other	(28,387)	(17,956)
Trademarks and domain names	(28,345)	(18,414)
State tax benefit	(4,143)	(3,052)
Convertible senior notes	(3,867)	(4,719)
Other	1,669	1,793
Non-current deferred tax assets	29,226	36,897
Valuation allowance	(760)	(158)
Net non-current deferred tax assets	$28,466	$36,739

A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Balance at beginning of fiscal year	$158	$176	$206
Net changes in deferred tax assets and liabilities	602	(18)	(30)
Balance at end of fiscal year	$760	$158	$176

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

As of January 28, 2017, the Company no longer has a valuation allowance against its Shanghai net operating loss deferred tax assets as these losses have expired. The Company has a $0.8 million valuation allowance against its Waterworks U.K. operations net deferred tax assets as it believes that these assets will not be realized due to historical losses.

As of January 28, 2017, the Company had state net operating loss carryovers of $0.8 million and foreign net operating loss carryovers of $5.0 million. The state net operating loss carryovers will begin to expire in 2019, and the foreign net operating loss carryovers have an indefinite carryforward. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). The Company cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

A reconciliation of the exposures related to unrecognized tax benefits is as follows (in thousands):

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Balance at beginning of fiscal year	$921	$940	$1,395
Gross increases (decreases)—prior period tax positions	53	(88)	(122)
Gross increases—current period tax positions	1,216	69	—
Lapses in statute of limitations	—	—	(333)
Balance at end of fiscal year	$2,190	$921	$940

As of January 28, 2017, the Company has $2.2 million of unrecognized tax benefits, of which $1.4 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of January 28, 2017, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

Adjustments required upon adoption of accounting for uncertainty in income taxes related to deferred tax asset accounts were offset by the related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company had interest accruals of $0.3 million and $0.2 million associated with exposures as of January 28, 2017, and January 30, 2016, respectively.

This Company is subject to tax in the United States, Canada, the U.K., Shanghai and Hong Kong. The Company could be subject to United States federal and state tax examinations for years 2002 forward. There are no United States tax examinations currently in progress. The Company may also be subject to audits in Canada for years 2009 and forward, and in the U.K. for years 2015 forward.

NOTE 14—NET INCOME PER SHARE

The weighted-average shares used for net income per share is as follows:

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Weighted-average shares—basic	40,691,483	40,190,448	39,457,491
Effect of dilutive stock-based awards	235,357	2,066,111	1,920,719
Weighted-average shares—diluted	40,926,840	42,256,559	41,378,210

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Options	7,243,697	522,390	1,009,157
Restricted stock units	609,676	12,916	4,253
Total anti-dilutive stock-based awards	7,853,373	535,306	1,013,410

NOTE 15—SHARE REPURCHASES UNDER EQUITY PLANS

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company. The repurchases are settled with the issuance of promissory notes that bear interest, which is paid annually. The Company did not repurchase any shares or issue any promissory notes in fiscal 2016. The Company’s repurchase and promissory note issuance activity for fiscal 2015 and fiscal 2014 is as follows:

	Year Ended
	January 30,	January 31,
	2016	2015
Shares repurchased	2,625	251,910
Fair value at purchase price (in thousands)	$238	$16,575
Weighted-average interest rate	3%	5%
Weighted-average term	7 years	8 years

As of January 28, 2017 and January 30, 2016, the aggregate unpaid principal amount of the notes payable for share repurchases of $19.4 million and $19.5 million, respectively, is included in other non-current obligations on the consolidated balance sheets. In fiscal 2016, fiscal 2015 and fiscal 2014, the Company recorded interest expense on the outstanding notes of $1.0 million, $1.0 million and $0.9 million, respectively.

NOTE 16—STOCK-BASED COMPENSATION

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

Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of income. The Company recorded stock-based compensation expense of $29.2 million, $24.2 million and $17.1 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

The Restoration Hardware 2012 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted on November 1, 2012. The Stock Incentive Plan provides for the grant of incentive stock options to the Company’s employees, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and any combination thereof to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees, directors and consultants.

The Restoration Hardware 2012 Stock Option Plan (the “Option Plan”) was adopted on November 1, 2012 and on such date 6,829,041 fully vested options were granted under this plan to certain of the Company’s employees and advisors. Aside from these options granted on November 1, 2012, no other awards will be granted under the Option Plan.

As of January 30, 2016, there were a total of 2,151,580 shares issuable under the Stock Incentive Plan. On February 1, 2016, an additional 811,666 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Stock Incentive Plan to 2,963,246. Awards under the plans reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increase the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan are immediately retired and are no longer available for future issuance. The number of shares available for future issuance under the Stock Incentive Plan as of January 28, 2017 was 415,530. Shares issued as a result of award exercises under the Stock Incentive Plan and Option Plan and will be funded with the issuance of new shares.

On January 30, 2017, an additional 816,573 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision.

2012 Stock Incentive Plan and 2012 Stock Option Plan—Stock Options

A summary of stock option activity under the Option Plan and the Stock Incentive Plan for fiscal 2016 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding—January 30, 2016	6,535,573	$55.71
Granted	3,062,234	35.82
Exercised	(175,585)	28.61
Cancelled	(948,563)	56.47
Outstanding—January 28, 2017	8,473,659	$49.00

The fair value of stock options issued was estimated on the date of grant using the following assumptions:

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Expected volatility	44.9%	37.7%	39.7%
Expected life (years)	6.5	6.5	6.5
Risk-free interest rate	1.4%	1.8%	2.0%
Dividend yield	—	—	—

A summary of additional information about stock options is as follows:

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Weighted-average fair value per share of stock options granted	$15.88	$36.43	$26.92
Aggregate intrinsic value of stock options exercised (in thousands)	$1,238	$32,590	$62,015
Fair value of stock options vested (in thousands)	$13,726	$8,611	$2,246

Information about stock options outstanding, vested or expected to vest, and exercisable as of January 28, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$24.00 - $25.39	924,715	8.74	$25.13	170,215	$24.00
$25.88 - $39.42	1,449,833	8.13	32.48	760,083	31.09
$44.52 - $46.50	3,885,426	6.57	46.04	2,976,826	46.50
$56.27 - $69.64	637,415	7.15	61.60	221,710	61.78
$75.43 - $101.84	1,576,270	7.03	80.38	1,141,359	76.89
Total	8,473,659	7.20	$49.00	5,270,193	$50.77
Vested or expected to vest	7,950,844	7.08	$49.37

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of January 28, 2017 was $0.9 million, $0.8 million, and $0.4 million, respectively. Stock options exercisable as of January 28, 2017 had a weighted-average remaining contractual life of 6.17 years.

The Company recorded stock-based compensation expense for stock options of $16.3 million, $10.4 million and $6.9 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. As of January 28, 2017, the total unrecognized compensation expense related to unvested options was $44.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.88 years.

2012 Stock Incentive Plan—Restricted Stock Awards

The Company grants restricted stock awards, which include restricted stock and restricted stock units, to its employees and members of its Board of Directors. A summary of restricted stock award activity for fiscal 2016 is as follows:

	Awards	Weighted-Average Grant Date Fair Value	Intrinsic Value
Outstanding—January 30, 2016	805,915	$73.11
Granted	864,367	40.18
Released	(173,458)	64.68
Cancelled	(378,805)	59.65	$29,169,116
Outstanding—January 28, 2017	1,118,019	$53.52

A summary of additional information about restricted stock awards is as follows:

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Weighted-average fair value per share of awards granted	$40.18	$90.14	$63.59
Grant date fair value of awards released (in thousands)	$5,170	$12,223	$6,172

The Company recorded stock-based compensation expense for restricted stock awards of $12.6 million, $13.8 million and $10.2 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. As of fiscal 2016, the total unrecognized compensation expense related to unvested restricted stock awards was $39.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.69 years.

2012 Stock Incentive Plan Grant to Waterworks Associates

On May 27, 2016, the date of the Company’s acquisition of Waterworks, the Company granted stock options to certain Waterworks associates under the Stock Incentive Plan to purchase 322,784 shares of its common stock, with an exercise price of $33.54 per share, which is equal to the closing price of the Company’s common stock on the date of grant. These options are fully vested as of the date of grant but any shares issued upon exercise of such options will be subject to selling restrictions which are scheduled to lapse in five equal installments on the first, second, third, fourth and fifth anniversaries of the grant date. The fully vested options resulted in a one-time non-cash stock-based compensation charge of $3.7 million in fiscal 2016, which is included in the $16.3 million stock-based compensation expense for stock options recorded in fiscal 2016 discussed above.

Rollover Units

In connection with the acquisition of Waterworks, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the consolidated statements of income. The fair value of the Appreciation Rights is determined based on an option pricing method (“OPM”). The Company did not record any expense related to the Appreciation Rights during fiscal 2016. As of January 28, 2017, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. The Company recorded $0.3 million related to the Profit Interests in fiscal 2016, which is included in selling, general and administrative expenses on the consolidated statements of income. As of January 28, 2017, the liability associated with the Profit Interests was $0.3 million, which is included in other non-current obligations on the consolidated balance sheets.

NOTE 17—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. The Company, at its discretion, may contribute funds to the 401(k) plan. The Company made no contributions to the 401(k) plan during fiscal 2016, fiscal 2015, or fiscal 2014.

NOTE 18—RELATED PARTY TRANSACTIONS

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

NOTE 19—COMMITMENTS AND CONTINGENCIES

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

The aggregate future minimum rent payments under leases in effect as of January 28, 2017, are as follows (in thousands):

Lease agreements accounted for as:	Capital Leases (1)	Operating Leases	Build-to-Suit	Total
2017	$1,216	$89,776	$31,971	$122,963
2018	1,140	81,534	36,634	119,308
2019	1,159	71,154	40,119	112,432
2020	1,199	61,834	40,776	103,809
2021	1,219	52,660	42,014	95,893
Thereafter	9,155	326,333	605,868	941,356
Minimum lease commitments	15,088	$683,291	$797,382	$1,495,761
Less—amount representing interest	(7,579)
Present value of capital lease obligations	7,509
Less—current capital lease obligations	(267)
Non-current capital lease obligations	$7,242

(1)	The current and non-current capital lease obligations are included in other current liabilities and other non-current obligations, respectively, on the consolidated balance sheets.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, represent contingent rent expense and are excluded from minimum lease payments and included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Future payments for insurance, real estate taxes and repair and maintenance to which the Company is obligated are excluded from minimum lease payments. Minimum rent payments and contingent rent expense under lease agreements accounted for as operating leases as build-to-suit lease transactions are as follows (in thousands):

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Lease agreements accounted for as operating leases
Minimum rent	$87,520	$76,246	$75,654
Contingent rent	7,140	10,209	7,989
Total operating leases	$94,660	$86,455	$83,643
Lease agreements accounted for as build-to-suit lease transactions (1)
Minimum rent	$16,066	$12,755	$7,375
Contingent rent	726	442	122
Total build-to-suit lease transactions	$16,792	$13,197	$7,497

(1)

As described in Note 3—Significant Accounting Policies, the cash payments made under leases accounted for as build-to-suit lease transactions get allocated to land rent expense and as debt service payments (a portion to interest expense and a portion to financing obligation). Minimum rent payments recognized as interest expense within the consolidated statements of income were $12.1 million, $9.9 million and $5.3 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The remaining minimum rent in fiscal 2016, fiscal 2015 and fiscal 2014 are included in cost of goods sold on the consolidated statements of income. Contingent rent under build-to-suit lease transactions is recognized as interest expense within the consolidated statements of income.

In addition to the above, non-cash rent expense recognized within the consolidated statements of income was $1.2 million, $2.9 million and $2.9 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, which represents the straight-line impact and amortization of tenant allowances under operating leases and land rent expense recorded for build-to-suit lease transactions prior to cash payments occurring under the leases.

Commitments

The Company had no material off balance sheet commitments as of January 28, 2017.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of January 28, 2017, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its consolidated financial statements.

City of Miami General Employees’ Retirement Trust et al v. RH; Errichiello v. RH and Errichiello v. RH

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against RH, Gary Friedman, and Karen Boone. On

March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. The complaints allege, among other things, purported claims alleging fraud in connection with alleged misstatements under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Both complaints purport to make claims on behalf of a class of purchasers of RH common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to forward looking statements regarding the roll out of the RH Modern product line. Neither the Company nor the individual defendants have been served with either lawsuit. The claims are currently at a very early stage. While the outcome of litigation is inherently uncertain, the Company and its officers intend to vigorously defend the claims and believe the complaints lack merit.

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

NOTE 20—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. As of January 28, 2017, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

The Company’s two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have shared management and customer base, the Company has determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

The Company uses operating income to evaluate segment profitability. Operating income is defined as net income before interest expense—net and income taxes.

Prior to the Waterworks acquisition, the Company had one reportable segment. As the Company’s acquisition of Waterworks was completed on May 27, 2016, reportable segment financial information presented below is only for fiscal 2016 and reflects a partial year of performance for Waterworks acquisition.

Segment Information

The following table presents the metrics reviewed by the CODM to evaluate performance internally as of and for the year ended January 28, 2017 (in thousands):

	RH Segment	Waterworks	Total
Net revenues	$2,060,044	$74,827	$2,134,871
Gross profit	656,191	23,596	679,787
Depreciation and amortization	54,480	2,515	56,995
Goodwill	124,374	49,229	173,603
Trademarks and domain names	48,524	52,100	100,624
Total assets	2,040,346	152,174	2,192,520

The Company uses segment operating income to evaluate segment performance and allocate resources. The Company believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes (i) product line impairments, (ii) charges incurred for the estimated cumulative impact of coupons redeemed in connection with a legal claim, (iii) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks, (iv) costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards, (v) impairment recorded due to the Company committing to a plan to sell its aircraft, (vi) reduction of net revenues and costs associated with product recalls, (vii) a non-cash compensation charge related to one-time, fully vested option grants made in connection with the acquisition of Waterworks and (viii) costs incurred in connection with the acquisition of Waterworks including professional fees. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table shows segment operating income and income before tax for the year ended January 28, 2017 (in thousands):

Operating income:
RH Segment	$105,274
Waterworks	(2,360)
Product line impairments	(12,743)
Legal claim	(8,701)
Impact of inventory step-up	(6,835)
Reorganization related costs	(5,698)
Aircraft impairment	(4,767)
Recall accrual	(4,615)
Non-cash compensation	(3,672)
Acquisition related costs	(2,847)
Operating income	53,036
Interest expense—net	44,482
Income before tax	$8,554

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Furniture	$1,334,526	$1,295,486	$1,116,351
Non-furniture	800,345	813,520	751,071
Total net revenues	$2,134,871	$2,109,006	$1,867,422

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of January 28, 2017, the Company operates 5 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in fiscal 2016, fiscal 2015, or fiscal 2014.

NOTE 21—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2016 and fiscal 2015 are set forth below (in thousands, except share and per share amounts):

	Three Months Ended
	April 30,	July 30,	October 29,	January 28,
Fiscal 2016	2016	2016	2016	2017
Net revenues	$455,456	$543,381	$549,328	$586,706
Gross profit	127,475	179,839	175,819	196,654
Net income (loss)	(13,470)	6,918	2,517	9,436
Weighted-average shares used in computing basic net income (loss) per share	40,588,081	40,646,124	40,730,059	40,803,626
Basic net income (loss) per share	$(0.33)	$0.17	$0.06	$0.23
Weighted-average shares used in computing diluted net income (loss) per share	40,588,081	40,820,495	40,926,450	41,000,760
Diluted net income (loss) per share	$(0.33)	$0.17	$0.06	$0.23

	Three Months Ended
	May 2,	August 1,	October 31,	January 30,
Fiscal 2015	2015	2015	2015	2016
Net revenues	$422,445	$506,942	$532,411	$647,208
Gross profit	143,418	194,263	190,750	224,261
Net income	7,156	29,935	20,710	33,302
Weighted-average shares used in computing basic net income per share	39,913,946	40,045,850	40,282,734	40,522,242
Basic net income per share	$0.18	$0.75	$0.51	$0.82
Weighted-average shares used in computing diluted net income per share	41,959,718	42,243,910	42,413,657	42,225,070
Diluted net income per share	$0.17	$0.71	$0.49	$0.79

NOTE 22—SUBSEQUENT EVENT

On February 21, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $300 million (the “Repurchase Program”). The Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that it may have for the use or investment of its cash balances. The Repurchase Program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. As of March 24, 2017, the Company has purchased approximately 4.9 million shares of its common stock under the Repurchase Program for $171.5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RH

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of RH and its subsidiaries at January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Design Investors WW Acquisition Company, LLC (“Waterworks”) from its assessment of internal control over financial reporting as of January 28, 2017 because it was acquired by the Company in a purchase business combination during 2016.  We have also excluded Waterworks from our audit of internal control over financial reporting.  Waterworks is a subsidiary in which the Company has a controlling interest whose total assets and total revenues represent 2% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 28, 2017.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 29, 2017

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Co-President, Chief Financial and Administrative Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Co-President, Chief Financial and Administrative Officer have concluded that as of January 28, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Co-President, Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of January 28, 2017 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of January 28, 2017. The effectiveness of the Company’s internal control over financial reporting as of January 28, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

We acquired a controlling interest in Design Investors WW Acquisition Company, LLC (“Waterworks”) on May 27, 2016 in purchase business combinations. As discussed in SEC staff interpretive guidance for newly acquired businesses, management has excluded Waterworks from its assessment of internal control over financial reporting as of January 28, 2017. Waterworks is a subsidiary in which the Company has a controlling interest, whose total assets excluded from management’s assessment represent 2%, and total net revenues excluded from management’s assessment represent 4% of the related consolidated financial statement amounts as of and for the year ended January 28, 2017.

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

The information required by this item will be contained in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016
•	Consolidated Statements of Income for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015
•	Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015
•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015
•	Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015
•	Notes to the Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
2.	Financial Statement Schedules

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

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

By:	/s/ Gary Friedman
Gary Friedman Chairman and Chief Executive Officer

Date: March 29, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 29th, 2017.

/s/ Gary Friedman	/s/ Karen Boone
Gary Friedman Chairman and Chief Executive Officer (Principal Executive Officer)	Karen Boone Co-President, Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Carlos Alberini	/s/ Keith Belling
Carlos Alberini Director	Keith Belling Director

/s/ Eri Chaya	/s/ Mark Demilio
Eri Chaya Director	Mark Demilio Director

/s/ Hilary Krane	/s/ Katie Mitic
Hilary Krane Director	Katie Mitic Director

/s/ Ali Rowghani	/s/ Leonard Schlesinger
Ali Rowghani Director	Leonard Schlesinger Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of RH.	—	—	—	—	X

3.2	Amended and Restated Bylaws of RH.	8-K	001-35720	March 3, 2017	3.1

4.1	Form of RH Common Stock Certificate.	—	—	—	—	X

4.2	Indenture dated June 24, 2014, between Restoration Hardware Holdings, Inc. and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2019.	8-K	001-35720	June 24, 2014	4.1

4.3	Indenture dated June 23, 2015, between Restoration Hardware Holdings, Inc., the Guarantor and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2020.	8-K	001-35720	June 24, 2015	4.1

10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4

10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1

10.3*	Employment Agreement dated as of November 1, 2012, by and between Restoration Hardware, Inc. and Karen Boone.	10-K	001-35720	April 29, 2013	10.9

10.4*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2

10.5*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3

10.6*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4

10.7*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2

10.8*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17

10.9	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.10	Form of Base Warrant Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.2

10.11	Form of Additional Convertible Bond Hedge Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.3

10.12	Form of Additional Warrant Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.4

10.13	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary G. Friedman.	10-K	001-35720	March 30, 2016	10.13

10.14	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2015	10.1

10.15	Form of Base Warrant Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2015	10.2

10.16	Tenth Amended and Restated Credit Agreement dated as of November 24, 2014 among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	December 1, 2014	10.1

10.17	First Amendment to Tenth Amended and Restated Credit Agreement dated as of August 12, 2015 among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	10-Q	001-35720	December 10, 2015	10.1

21.1	Subsidiary List	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X

24.1	Power of Attorney (included on signature page)	—	—	—	—	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

31.2	Certification of Co-President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Co-President, Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Extension Definition	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.