Form 10-Q
period 2017-04-29
RH
filed 2017-06-02
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2017, 33,147,755 shares of registrant’s common stock were outstanding.

RH

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	April 29,	January 28,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$80,150	$87,023
Short-term investments	—	142,677
Accounts receivable—net	34,116	34,191
Merchandise inventories	683,984	752,304
Asset held for sale	8,179	4,900
Prepaid expense and other current assets	108,241	117,162
Total current assets	914,670	1,138,257
Long-term investments	—	33,212
Property and equipment—net	702,741	682,056
Goodwill	174,158	173,603
Trademarks and other intangible assets	100,734	100,757
Non-current deferred tax assets	28,815	28,466
Other non-current assets	27,268	36,169
Total assets	$1,948,386	$2,192,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$233,395	$226,980
Deferred revenue and customer deposits	168,177	145,918
Other current liabilities	42,349	43,271
Total current liabilities	443,921	416,169
Convertible senior notes due 2019—net	316,153	312,379
Convertible senior notes due 2020—net	240,120	235,965
Financing obligations under build-to-suit lease transactions	220,019	203,015
Deferred rent and lease incentives	61,094	60,439
Other non-current obligations	44,301	44,684
Total liabilities	1,325,608	1,272,651
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of April 29, 2017 and January 28, 2017	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 40,924,929 shares issued and 33,075,569 shares outstanding as of April 29, 2017; 41,123,521 shares issued and 40,828,633 shares outstanding as of January 28, 2017	3	4
Additional paid-in capital	798,467	790,866
Accumulated other comprehensive loss	(2,873)	(1,692)
Retained earnings	146,844	150,214
Treasury stock—at cost, 7,849,360 shares as of April 29, 2017 and 294,888 shares as of January 28, 2017	(319,663)	(19,523)
Total stockholders’ equity	622,778	919,869
Total liabilities and stockholders’ equity	$1,948,386	$2,192,520

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	April 29,	April 30,
	2017	2016
Net revenues	$562,080	$455,456
Cost of goods sold	391,824	327,981
Gross profit	170,256	127,475
Selling, general and administrative expenses	163,360	138,950
Income (loss) from operations	6,896	(11,475)
Interest expense—net	12,179	10,528
Loss before income taxes	(5,283)	(22,003)
Income tax benefit	(1,913)	(8,533)
Net loss	$(3,370)	$(13,470)
Weighted-average shares used in computing basic net loss per share	37,609,516	40,588,081
Basic net loss per share	$(0.09)	$(0.33)
Weighted-average shares used in computing diluted net loss per share	37,609,516	40,588,081
Diluted net loss per share	$(0.09)	$(0.33)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	April 29,	April 30,
	2017	2016
Net loss	$(3,370)	$(13,470)
Net gains (losses) from foreign currency translation	(1,192)	2,669
Net unrealized holding gains on available-for-sale investments	11	92
Total comprehensive loss	$(4,551)	$(10,709)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 29,	April 30,
	2017	2016
		As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,370)	$(13,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,020	12,554
Net non-cash charges resulting from inventory step-up	1,380	—
Amortization of debt discount	7,458	7,057
Excess tax shortfall from exercise of stock options	—	76
Stock-based compensation expense	5,289	3,998
Other non-cash interest expense	884	1,126
Change in assets and liabilities—net of acquisition:
Accounts receivable	8	(3,504)
Merchandise inventories	66,067	(37,228)
Prepaid expense and other assets	8,654	(33,098)
Accounts payable and accrued expenses	1,219	(14,604)
Deferred revenue and customer deposits	22,232	10,972
Other current liabilities	(1,086)	(25,143)
Deferred rent and lease incentives	726	894
Other non-current obligations	(426)	20
Net cash provided by (used in) operating activities	125,055	(90,350)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,456)	(45,276)
Construction related deposits	—	(3,551)
Purchase of trademarks and domain names	—	(164)
Proceeds from sale of asset held for sale—net	4,900	—
Purchase of investments	(16,109)	(44,604)
Maturities of investments	46,890	54,368
Sales of investments	145,020	31,896
Net cash provided by (used in) investing activities	167,245	(7,331)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(300,140)	—
Payments on build-to-suit lease transactions	(1,289)	—
Proceeds from exercise of stock options	2,567	296
Excess tax shortfall from exercise of stock options	—	(76)
Tax withholdings related to issuance of stock-based awards	(149)	(141)
Payments on capital leases	(76)	(85)
Net cash used in financing activities	(299,087)	(6)
Effects of foreign currency exchange rate translation	(86)	888
Net decrease in cash and cash equivalents	(6,873)	(96,799)
Cash and cash equivalents
Beginning of period	87,023	331,467
End of period	$80,150	$234,668
Non-cash transactions:
Property and equipment additions due to build-to-suit lease transactions	$18,283	$7,775
Property and equipment additions in accounts payable and accrued expenses at period-end	$14,498	$10,721
Property and equipment additions from use of construction related deposits	$8,824	$1,740

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

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

As of April 29, 2017, the Company operated a total of 85 retail Galleries and 28 outlet stores in 32 states, the District of Columbia and Canada, and includes 15 Waterworks showrooms in the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the Company’s financial position as of April 29, 2017, and the results of operations for the three months ended April 29, 2017 and April 30, 2016. The Company’s current fiscal year ends on February 3, 2018 (“fiscal 2017”).

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (the “2016 Form 10-K”). Certain prior year amounts have been reclassified for consistency with the current period presentation. Refer to “Revision” below.

The results of operations for the three months ended April 29, 2017 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Revision

During the fourth quarter of fiscal 2016, management determined that the Company had incorrectly reported negative cash balances due to outstanding checks in the accounts payable and accrued expenses financial statement line item in its condensed consolidated balance sheets without properly applying the limited right of offset against cash and cash equivalents in accordance with ASC 210—Balance Sheet. This resulted in an overstatement of cash and cash equivalents and an overstatement of accounts payable and accrued expenses on its condensed consolidated balance sheets, as well as a misstatement of the cash provided by operating activities on the condensed consolidated statements of cash flows. There was no impact on the condensed consolidated statements of income or stockholders’ equity related to these misstatements.

The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99—Materiality, codified in Accounting Standards Codification (“ASC”) 250—Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the amounts have been revised in the condensed consolidated statements of cash flows.

The following are selected line items from the Company’s unaudited condensed consolidated statements of cash flows illustrating the effect of the corrections (in thousands):

	Three Months Ended
	April 30,
	2016
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Change in accounts payable and accrued expenses	$(30,546)	$15,942	$(14,604)
Net cash used in operating activities	$(106,292)	$15,942	$(90,350)
Cash and cash equivalents:
Beginning of period	$349,897	$(18,430)	$331,467
End of period	$237,156	$(2,488)	$234,668

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-09—Improvements to Employee Share Based Payment Accounting. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. One provision requires that the excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of operations, rather than within additional paid-in capital on the balance sheet. The new guidance was effective for the Company beginning on January 29, 2017. As a result of the adoption of this new guidance, the Company recognized an excess tax shortfall of $0.1 million in the provision for income taxes as a discrete item during the three months ended April 29, 2017. This amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. As permitted, the Company elected to classify excess tax benefits (shortfalls) as an operating activity in the condensed consolidated statements of cash flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods.

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

The Company continues to assess all potential impacts of the standard, and currently believes one of the most significant impacts relates to accounting for gift card breakage. Under the new standard the Company expects to recognize breakage, which is currently recorded as a reduction to selling, general and administrative expenses, as revenue and will be recognized proportional to actual gift card redemptions. Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially adopting it recognized at the date of initial application. The Company has not yet selected the transition method.

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

NOTE 3—BUSINESS COMBINATION

On May 27, 2016, the Company acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks”. The purchase price of the acquisition was approximately $119.9 million consisting of $118.4 million funded with available cash and $1.5 million representing the fair value of rollover units, which amount is subject to adjustment for changes in working capital and other items. The rollover units are included in non-current liabilities on the condensed consolidated balance sheets (refer to Note 15—Stock-Based Compensation). After the transaction, and giving effect to equity interests acquired by management in the business, the Company owns in excess of 90% of the total equity interest in Waterworks.

During the three months ended April 30, 2016, the Company incurred $2.1 million of acquisition-related costs associated with the transaction. These costs and expenses include fees associated with financial, legal and accounting advisors, and employment related costs, and are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

During the three months ended April 29, 2017, the Company recorded purchase price allocation adjustments of $0.6 million due to changes in certain working capital and other items. The following table summarizes the purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities, prior to and after the purchase price allocation adjustments recorded during the three months ended April 29, 2017 (in thousands):

		Purchase Price
	January 28,	Allocation	April 29,
	2017	Adjustments	2017
Tangible assets acquired and liabilities assumed	$18,615	$(601)	$18,014
Trademarks	52,100	—	52,100
Goodwill	49,229	601	49,830
Total	$119,944	$—	$119,944

Under purchase accounting rules, the Company valued the acquired finished goods inventory to fair value, which is defined as the estimated selling price less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the Company’s selling effort. This valuation resulted in an increase in inventory carrying value of approximately $10.5 million for marketable inventory.

Trademarks have been assigned an indefinite life and therefore are not subject to amortization. The goodwill is representative of the benefits and expected synergies from the integration of Waterworks products and Waterworks’ management and employees, which do not qualify for separate recognition as an intangible asset. A portion of the trademarks and goodwill are not deductible for tax purposes.

Results of operations of Waterworks have been included in the Company’s condensed consolidated statements of operations since the May 27, 2016 acquisition date. Net revenues attributable to Waterworks represented $28.6 million of the Company’s net revenues in the three months ended April 29, 2017. Pro forma results of the acquired business have not been presented as the results were not considered material to the Company’s condensed consolidated financial statements for all periods presented and would not have been material had the acquisition occurred at the beginning of fiscal 2016.

NOTE 4—ASSET HELD FOR SALE

During the fourth quarter of fiscal 2016, the Company committed to a plan to sell an aircraft, which resulted in a reclassification of such aircraft from property and equipment to asset held for sale on the condensed consolidated balance sheets as of January 28, 2017. The asset held for sale had a carrying value of $4.9 million as of January 28, 2017. In April 2017, the sale of the aircraft was completed for a purchase price of $5.2 million and the Company incurred costs of $0.3 million to dispose of the asset.

During the first quarter of fiscal 2017, the Company committed to a plan to sell the building and land at one of its owned retail Galleries, resulting in a reclassification of building and land from property and equipment to asset held for sale on the condensed consolidated balance sheets as of April 29, 2017. The Company performed an assessment and determined that based on management’s best estimate, the selling price of the building and land will be greater than the current net book value of the asset, which was $8.2 million as of April 29, 2017. As a result, no impairment charge was recorded during the three months ended April 29, 2017 due to this reclassification. In May 2017, the Company completed the sale of the building and land for approximately $10.2 million.

NOTE 5—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	April 29,	January 28,
	2017	2017
Capitalized catalog costs	$56,044	$61,258
Federal tax receivable	14,714	13,124
Vendor deposits	11,660	13,276
Prepaid expense and other current assets	25,823	29,504
Total prepaid expense and other current assets	$108,241	$117,162

Other non-current assets consist of the following (in thousands):

	April 29,	January 28,
	2017	2017
Construction related deposits	$19,220	$28,044
Other deposits	4,927	4,706
Deferred financing fees	1,353	1,530
Other non-current assets	1,768	1,889
Total other non-current assets	$27,268	$36,169

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of April 29, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,925	$(1,815)	$—	$110
Fair market write-down (2)	(1,467)	1,365	—	(102)
Total intangible assets subject to amortization	$458	$(450)	$—	$8
Intangible assets not subject to amortization
Goodwill (3)(4)	$174,291	$—	$(133)	$174,158
Trademarks and domain names (4)	$100,624	$—	$—	$100,624

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.
(3)	Waterworks goodwill increased $0.6 million during the three months ended April 29, 2017 due to purchase price accounting adjustments. Refer to Note 3—Business Combination.
(4)	Refer to Note 18—Segment Reporting for goodwill and trademarks and domain names by reportable segment.

The following sets forth the goodwill and intangible assets as of January 28, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,925	$(1,792)	$—	$133
Fair market write-down (2)	(1,467)	1,350	—	(117)
Total intangible assets subject to amortization	$458	$(442)	$—	$16
Intangible assets not subject to amortization
Goodwill (3)(4)	$173,690	$—	$(87)	$173,603
Trademarks and domain names (3)(4)	$100,624	$—	$—	$100,624

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.
(3)	The Company recorded goodwill and trademarks of $49.2 million and $52.1 million, respectively, in fiscal 2016 related to its acquisition of Waterworks. Refer to Note 3—Business Combination.
(4)	Refer to Note 18—Segment Reporting for goodwill and trademarks and domain names by reportable segment.

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	April 29,	January 28,
	2017	2017
Accounts payable	$124,646	$134,720
Accrued compensation	32,285	26,886
Accrued freight and duty	28,770	27,955
Accrued sales taxes	16,711	14,908
Accrued occupancy	8,843	8,137
Accrued catalog costs	7,183	3,874
Accrued professional fees	4,394	2,082
Other accrued expenses	10,563	8,418
Total accounts payable and accrued expenses	$233,395	$226,980

Other current liabilities consist of the following (in thousands):

	April 29,	January 28,
	2017	2017
Unredeemed gift card and merchandise credit liability	$24,991	$24,524
Allowance for sales returns	10,698	10,077
Product recall reserves	2,625	4,324
Other current liabilities	4,035	4,346
Total other current liabilities	$42,349	$43,271

NOTE 8—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	April 29,	January 28,
	2017	2017
Notes payable for share repurchases	$19,390	$19,390
Capital lease obligations—non-current	7,192	7,242
Deferred contract incentive (1)	7,144	7,739
Unrecognized tax benefits	2,538	2,508
Rollover units and profit interests (2)	1,891	1,784
Other non-current obligations	6,146	6,021
Total other non-current obligations	$44,301	$44,684

(1)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement. The amount will be amortized over the term of the agreement.
(2)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 15—Stock-Based Compensation.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of April 29, 2017, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of April 29, 2017. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During the three months ended April 29, 2017 and April 30, 2016, the Company recorded $0.3 million and $0.2 million, related to the amortization of debt issuance costs, respectively.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	April 29,	January 28,
	2017	2017
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(56,223)	(60,124)
Net carrying amount	$243,777	$239,876
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.9 million and $3.7 million for the amortization of the debt discount related to the 2020 Notes during the three months ended April 29, 2017 and April 30, 2016, respectively.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of April 29, 2017, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of April 29, 2017. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount of $1,000.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During both the three months ended April 29, 2017 and April 30, 2016, the Company recorded $0.2 million related to the amortization of debt issuance costs.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	April 29,	January 28,
	2017	2017
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(31,900)	(35,457)
Net carrying amount	$318,100	$314,543
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.6 million and $3.4 million for the amortization of the debt discount related to the 2019 Notes during the three months ended April 29, 2017 and April 30, 2016, respectively.

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

On August 12, 2015, Restoration Hardware, Inc. and Restoration Hardware Canada, Inc. entered into a First Amendment (the “Amendment”) to the amended and restated credit agreement. The Amendment changes the amended and restated credit agreement definition of “Change of Control” (the occurrence of which triggers a default under the amended and restated credit agreement) so that changes in the composition of the Company’s Board of Directors due to actual or threatened proxy solicitations are treated in the same way as other changes in the composition of the Company’s Board of Directors.

As of April 29, 2017, the Company had no outstanding borrowings and $478.0 million of availability under the revolving line of credit, net of $14.4 million in outstanding letters of credit. As a result of the consolidated fixed-charge coverage ratio (“FCCR”) restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit would be approximately $430 million.

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

The amended and restated credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of April 29, 2017, the Company was in compliance with all covenants of the amended and restated credit agreement. As of April 29, 2017, the Company would not be in compliance with the consolidated FCCR in the event that availability under the amended and restated credit agreement was less than 10% of the domestic borrowing base.

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. The Company did not hold any short-term or long-term investments as of April 29, 2017. Assets measured at fair value were as follows as of January 28, 2017 (in thousands):

	Level 1	Level 2	Total
Cash equivalents
Money market funds	$2,510	$—	$2,510
Commercial paper	—	5,493	5,493
Total cash equivalents	2,510	5,493	8,003
Short-term investments
Commercial paper	—	34,534	34,534
Government agency obligations	2,553	105,590	108,143
Total short-term investments	2,553	140,124	142,677
Long-term investments
Government agency obligations	—	33,212	33,212
Total long-term investments	—	33,212	33,212
Total	$5,063	$178,829	$183,892

The following table summarizes the amortized cost and estimated fair value of the available-for-sale securities within the Company’s investment portfolio as of January 28, 2017 based on stated maturities, which are recorded within cash and cash equivalents, short-term investments and long-term investments on the condensed consolidated balance sheets (in thousands):

	Cost	Fair Value
Range of maturity
Due within 1 year	$148,155	$148,170
Due in 1 to 2 years	$33,238	$33,212

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the three months ended April 29, 2017 or April 30, 2016. There were no transfers into or out of level 1 and level 2 during the three months ended April 29, 2017 or April 30, 2016.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes (carrying value excludes the equity component of the 2019 Notes and 2020 Notes classified in stockholders’ equity) were as follows (in thousands):

	April 29,		January 28,
	2017		2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes due 2019	$302,145	$318,100	$295,381	$314,543
Convertible senior notes due 2020	$239,140	$243,777	$232,463	$239,876

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

NOTE 12—INCOME TAXES

The Company recorded an income tax benefit of $1.9 million and $8.5 million in the three months ended April 29, 2017 and April 30, 2016, respectively. The effective tax rate was 36.2% and 38.8% for the three months ended April 29, 2017 and April 30, 2016, respectively. The decrease in the effective tax rate is primarily due to discrete tax expense of $0.1 million in the three months ended April 29, 2017 related to net excess tax shortfalls from stock-based payments resulting from the Company’s adoption of ASU 2016-09 in the first quarter of fiscal 2017.

As of both April 29, 2017 and January 28, 2017, $1.4 million of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the condensed consolidated balance sheets. As of April 29, 2017, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 13—NET LOSS PER SHARE

The weighted-average shares used for net loss per share is presented in the table below. As the Company was in a net loss position for both the three months ended April 29, 2017 and April 30, 2016, the weighted-average shares outstanding for basic and diluted are the same.

	Three Months Ended
	April 29,	April 30,
	2017	2016
Weighted-average shares—basic	37,609,516	40,588,081
Effect of dilutive stock-based awards	—	—
Weighted-average shares—diluted	37,609,516	40,588,081

The following number of options and restricted stock units were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	April 29,	April 30,
	2017	2016
Options	8,221,249	7,590,257
Restricted stock units	1,029,740	1,233,282
Total anti-dilutive stock-based awards	9,250,989	8,823,539

NOTE 14—SHARE REPURCHASES

$300 Million Share Repurchase Program

On February 21, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $300 million (the “$300 Million Repurchase Program”). Under the $300 Million Repurchase Program, the Company repurchased approximately 7.8 million shares of its common stock at an average price of $38.24 per share for approximately $300 million during the three months ended April 29, 2017. No additional shares will be repurchased in future periods under the $300 Million Repurchase Program.

Share Repurchases Under Equity Plans

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company. No shares were repurchased under equity plans during either the three months ended April 29, 2017 or April 30, 2016. As of both April 29, 2017 and January 28, 2017, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.4 million, which is included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended April 29, 2017 and April 30, 2016, the Company recorded interest expense on the outstanding notes of $0.2 million.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $5.3 million and $4.0 million during the three months ended April 29, 2017 and April 30, 2016, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of April 29, 2017, 8,221,249 options were outstanding with a weighted-average exercise price of $49.09 per share and 5,372,458 options were vested with a weighted-average exercise price of $50.93 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of April 29, 2017 was $48.5 million, $38.0 million, and $13.7 million, respectively. Stock options exercisable as of April 29, 2017 had a weighted-average remaining contractual life of 6.31 years. As of April 29, 2017, the total unrecognized compensation expense related to unvested options was $28.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.66 years.

As of April 29, 2017, the Company had 1,029,740 restricted stock units outstanding with a weighted-average grant date fair value of $53.38 per share. During the three months ended April 29, 2017, 13,719 restricted stock units with a weighted-average grant date fair value of $68.32 per share vested. As of April 29, 2017, there was $24.3 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 3.49 years.

Rollover Units

In connection with the acquisition of Waterworks, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Appreciation Rights is determined based on an option pricing method (“OPM”). The Company did not record any expense related to the Appreciation Rights during the three months ended April 29, 2017. As of both April 29, 2017 and January 28, 2017, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Profit Interests is determined based on an OPM. For the three months ended April 29, 2017 the Company recorded $0.1 million, related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. As of April 29, 2017 and January 28, 2017, the liability associated with the Profit Interests was $0.4 million and $0.3 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 16—RELATED PARTY TRANSACTIONS

Aircraft Time Sharing Agreement

On March 29, 2016, Restoration Hardware, Inc., a wholly-owned subsidiary of the Company entered into an Amended and Restated Aircraft Time Sharing Agreement (the “Time Sharing Agreement”) with Gary Friedman, its Chairman and Chief Executive Officer. The Time Sharing Agreement governs use of any of the Company’s aircraft (“Corporate Aircraft”) by Mr. Friedman for personal trips and provides that Mr. Friedman will lease such Corporate Aircraft and pay Restoration Hardware, Inc. an amount equal to the aggregate actual expenses of each personal use flight based on the variable costs of the flight, with the amount of such lease payments not to exceed the maximum payment level established under the Federal Aviation Administration rules. Mr. Friedman maintains a deposit with the Company, to be used towards payment of amounts due under the Time Sharing Agreement. The amount of the deposit is immaterial to the condensed consolidated financial statements.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of April 29, 2017.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. As of April 29, 2017, the Company has recorded a liability for the estimated loss related to these disputes. There is a possibility that additional losses may be incurred in excess of the amounts that the Company has accrued. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its condensed consolidated financial statements.

RH Modern Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. The complaints allege, among other things, fraud in connection with alleged misstatements under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Both complaints purport to make claims on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to forward looking statements regarding the roll out of the RH Modern product line. The claims are currently at an early stage. An amended consolidated complaint is expected to be filed in June 2017, after which time the Company will respond. While the outcome of litigation is inherently uncertain, the Company and its officers intend to vigorously defend the claims and believe the complaints lack merit.

NOTE 18—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. As of April 29, 2017, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

The Company’s two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management and customer base, the Company has determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

The Company uses operating income to evaluate segment profitability. Operating income is defined as net income before interest expense—net and income taxes.

Prior to the Waterworks acquisition, the Company had one reportable segment. As the Company’s acquisition of Waterworks was completed on May 27, 2016, reportable segment financial information for the statements of operations presented below is only for the three months ended April 29, 2017.

Segment Information

The following table presents the statements of operations metrics reviewed by the CODM to evaluate performance internally (in thousands):

	Three Months Ended
	April 29,
	2017
	RH Segment	Waterworks	Total
Net revenues	$533,528	$28,552	$562,080
Gross profit	$159,627	$10,629	$170,256
Depreciation and amortization	$14,901	$1,119	$16,020

The following table presents the balance sheet metrics reviewed by the CODM to evaluate performance internally (in thousands):

	April 29,			January 28,
	2017			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,328	$49,830	$174,158	$124,374	$49,229	$173,603
Trademarks and domain names	$48,524	$52,100	$100,624	$48,524	$52,100	$100,624
Total assets	$1,794,542	$153,844	$1,948,386	$2,040,346	$152,174	$2,192,520

(1)	Waterworks goodwill increased $0.6 million during the three months ended April 29, 2017 due to purchase price accounting adjustments. Refer to Note 3—Business Combination.

The Company uses segment operating income to evaluate segment performance and allocate resources. The Company believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks and a reduction of net revenues and costs associated with product recalls. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table shows segment operating income and income before tax (in thousands):

Three Months Ended
April 29,
2017
Operating income (loss):
RH Segment	$10,058
Waterworks	(1,782)
Impact of inventory step-up	(1,380)
Operating income	6,896
Interest expense—net	12,179
Loss before tax	$(5,283)

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended
	April 29,	April 30,
	2017	2016
Furniture	$352,956	$290,426
Non-furniture	209,124	165,030
Total net revenues	$562,080	$455,456

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of April 29, 2017, the Company operates 5 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three months ended April 29, 2017 or April 30, 2016.

NOTE 19—SUBSEQUENT EVENTS

Chairman and Chief Executive Officer Option Grant

On May 2, 2017, the Company’s Board of Directors granted Mr. Friedman an option to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to $50 per share.

The option contains dual condition restrictions consisting of both time-based service restrictions over four years and performance-based restrictions linked to achieving the Company’s common stock price objectives of $100, $125 and $150 per share.

Time-Based Restrictions

The time-based restrictions are measured over an initial four year service period from the date of the award and these restrictions will lapse at the end of each of these first four years at a rate of 250,000 shares per year if (i) Mr. Friedman remains employed at the end of such year, and (ii) the stock price goals have been achieved in such year as described further below.

Performance-Based Restrictions

The stock price objectives are measured each year and are set at prices for the Company’s common stock of $100, $125 and $150 per share. If all three stock price objectives are met in the first performance year, restrictions will lapse as to 250,000 shares in aggregate at the end of such year, with 83,333 shares tied to a $100 price per share, 83,333 shares tied to a $125 price per share and 83,334 shares tied to a $150 price per share.

The same price performance tests are applied in the second year of performance such that restrictions will lapse for an additional 250,000 shares at the end of the second year and then again as to an additional 250,000 shares at the end of each of the third and fourth years so long as Mr. Friedman remains employed at the end of each year.

To the extent that any of the price performance objectives is not reached within one of these first four performance years, the stock price objective can be achieved in any subsequent year until the 8th anniversary of the date of grant.

The option is fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option will result in a one-time non-cash stock compensation charge of approximately $24 million in the second quarter of fiscal 2017.

$700 Million Stock Repurchase Program

On May 2, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $700 million (the “$700 Million Repurchase Program”). The Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or the use of other techniques such as one or more accelerated stock repurchase programs including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. The timing and amount of any transactions will be subject to the discretion of the Company and may be based upon market conditions and other opportunities that it may have for the use or investment of its capital. The $700 Million Repurchase Program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued in whole or in part at any time without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2016 Form 10-K.

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “short-term,” “non-recurring,” “one-time,” “unusual,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“2016 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2016 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. As of April 29, 2017, we operated a total of 85 retail Galleries, consisting of 50 legacy Galleries, 6 larger format Design Galleries, 8 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms in the United States and in the U.K. In addition, as of April 29, 2017, we operated 28 outlet stores throughout the United States and Canada.

In fiscal 2016, we experienced a slowdown in sales and substantially lower level of profits than in prior periods. We have undertaken initiatives to specifically address the temporal factors affecting our results in fiscal 2016, in addition to the other numerous initiatives we are undertaking to improve our business and financial performance in fiscal 2017 and beyond. If these initiatives are successful, we may return to rates of growth in revenues and improvements in margins and profitability that are more in line with our historical growth patterns prior to the downturn that we experienced in fiscal 2016. However, there can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties during fiscal 2017 and future time periods that may have a negative impact on growth and profitability. For further information on the temporal factors affecting our results and our initiatives, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Key Value Driving Strategies in this Quarterly Report on Form 10-Q and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations in our 2016 Form 10-K.

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
•

Optimize the Allocation of Capital in the Business. We believe that our operations and current initiatives present a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing cash on our balance sheet. Our current efforts to optimize the allocation of capital in our business include taking steps such as seeking to rationalize our SKU count and reduce overall levels of inventory, which includes selling slower moving, discontinued and other inventory through markdowns and through our outlet channel, and optimizing our distribution network that is used to move merchandise to achieve greater efficiency and lower requirements for carrying inventory to meet customer demand. We plan to lower our new Gallery opening cadence to three to five Galleries per year, which we believe will result in improved deal economics, lower build out costs and higher returns. We also believe the slower opening cadence will put less pressure on our infrastructure, enabling greater capital discipline throughout the organization. In addition, we have a number of assets that can be sold to third parties in order to generate cash. We may enter into sale and leaseback transactions with respect to certain real estate that we own, for example, and may enter into capital or operating leases in lieu of purchasing or holding certain assets that are used in our business. We intend to continue to seek out and evaluate opportunities for effectively managing and deploying capital in ways that support and enhance our business initiatives and strategies.

•

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States, Canada and the U.K. in the future. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

In fiscal 2016, we made several strategic investments and changes to our business model in order to strengthen our brand and position the business for growth in the future. Our fiscal 2016 results also reflected the effect of temporal issues that we faced, including the costs related to the launch of RH Modern; the timing of recognizing Membership revenues related to the transition from a promotional to a membership model; efforts to reduce inventories and rationalize our SKU count; and the decision to move our 2016 Source Book mailing from the spring to the fall.

In fiscal 2017, we expect to anniversary the costs related to the launch of RH Modern and expect to recognize increased Membership revenue as we will anniversary the launch of the RH Members program in March 2017, and expect to further benefit from new members and renewals. In addition, we expect to build revenues in fiscal 2017 due to further developments in our Source Book strategy, including our decision to move the mailing of our annual Source Books to the fall of 2016 and the distribution of the second mailing of the RH Modern Source Book in Spring 2017.

In fiscal 2017, we will continue our efforts to optimize inventory and rationalize our SKU count. In the first quarter of 2017, net revenues increased 23%, of which 6 points of growth was related to higher outlet and warehouse sales stemming from our accelerated inventory optimization efforts. While our higher outlet revenues and inventory optimization efforts had a positive impact on revenues and working capital in the first quarter, they had a negative impact on margins and earnings.

We expect this trend of increased net revenues from outlet and warehouse sales, and the related negative impact to our margins and earnings due to promotions, markdowns and related inventory reserves, to continue in future periods in fiscal 2017 as we continue to pursue our strategy to reduce overall levels of inventories and rationalize our SKU count.

We also expect incremental revenues from the four new Design Galleries opened in 2016, and the three new Design Galleries expected to open in 2017. The three new Design Galleries we expect to open in 2017 will include a hospitality experience similar to our successful hospitality offering at RH Chicago, The Gallery at the Three Arts Club.

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of operations and other financial and operating data.

	Three Months Ended
	April 29,	April 30,
	2017	2016
	(dollars in thousands)
Condensed Consolidated Statements of Operations:
Net revenues	$562,080	$455,456
Cost of goods sold	391,824	327,981
Gross profit	170,256	127,475
Selling, general and administrative expenses	163,360	138,950
Income (loss) from operations	6,896	(11,475)
Interest expense—net	12,179	10,528
Loss before income taxes	(5,283)	(22,003)
Income tax benefit	(1,913)	(8,533)
Net loss	$(3,370)	$(13,470)
Other Financial and Operating Data:
Net revenues:
Stores (1)	316,724	256,076
Direct	245,356	199,380
Direct as a percentage of net revenues (2)	44%	44%
Growth in net revenues:
Stores (1)	24%	19%
Direct	23%	-4%
Total	23%	8%
Comparable brand revenue growth (3)	9%	4%
Capital expenditures	$13,456	$45,276
Construction related deposits (4)	$—	$3,551
Adjusted net income (loss) (5)	$1,794	$(2,066)

(1)

Stores data represents retail stores, including Waterworks showrooms, plus outlet stores. Net revenues for outlet stores, which includes warehouse sales, were $56.1 million and $28.0 million, for the three months ended April 29, 2017 and April 30, 2016, respectively.

(2)	Direct revenues include sales through our Source Books, websites, and phone orders, including our Contract business and a portion of our Trade business.
(3)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child and RH Modern Galleries. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Waterworks revenue is excluded from comparable brand revenue growth and will be added in the first full month following the anniversary of the acquisition. Membership revenue is included in comparable brand revenue growth beginning April 2017, which is the first full month following the anniversary of the program launch.

(4)	Construction related deposits relate to payments to escrow accounts for future construction of next generation Design Galleries.

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

	Three Months Ended
	April 29,	April 30,
	2017	2016
	(in thousands)
Net loss	$(3,370)	$(13,470)
Adjustments pre-tax:
Amortization of debt discount (a)	6,715	6,442
Legal claim (b)	—	8,701
Reorganization related costs (c)	—	1,415
Waterworks acquisition related:
Impact of inventory step-up (d)	1,380	—
Acquisition related costs (e)	—	2,069
Subtotal adjusted items	8,095	18,627
Impact of income tax items (f)	(2,931)	(7,223)
Adjusted net income (loss)	$1,794	$(2,066)

(a)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.7 million and $0.6 million during the three months ended April 29, 2017 and April 30, 2016, respectively.

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

(d)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(e)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.
(f)	The adjustments for the three months ended April 29, 2017 and April 30, 2016 represent the tax effect of the adjusted items based on our effective tax rates of 36.2% and 38.8%, respectively.

The following table presents retail Gallery metrics, which have been calculated based upon retail stores, which includes our RH Baby & Child, RH Modern Galleries and Waterworks Showrooms, and excludes outlet stores.

	Three Months Ended
	April 29, 2017		April 30, 2016
	Store Count	Total Leased Selling Square Footage (1)	Store Count	Total Leased Selling Square Footage (1)
		(in thousands)		(in thousands)
Beginning of period	85	912	69	725
End of period	85	912	69	725

Total leased square footage at end of period (2)		1,242		1,011
Weighted-average leased square footage (3)		1,242		1,011
Weighted-average leased selling square footage (3)		912		725
Retail sales per leased selling square foot (in dollars) (4)		$284		$313

(1)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for the three months ended April 29, 2017 and April 30, 2016 includes approximately 13,000 square feet related to two owned store locations.

(2)	Total leased square footage for the three months ended April 29, 2017 and April 30, 2016 includes approximately 24,000 square feet related to two owned store locations.
(3)

Weighted-average leased square footage and leased selling square footage is calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

(4)

Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the weighted-average leased selling square footage for the period.

The following table sets forth our condensed consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended
	April 29,	April 30,
	2017	2016
Condensed Consolidated Statements of Operations:
Net revenues	100.0%	100.0%
Cost of goods sold	69.7	72.0
Gross profit	30.3	28.0
Selling, general and administrative expenses	29.1	30.5
Income (loss) from operations	1.2	(2.5)
Interest expense—net	2.1	2.3
Loss before income taxes	(0.9)	(4.8)
Income tax benefit	(0.3)	(1.8)
Net loss	(0.6)%	(3.0)%

Three Months Ended April 29, 2017 Compared to Three Months Ended April 30, 2016

Prior to the Waterworks acquisition on May 27, 2016, we had one reportable segment. As we did not own the Waterworks business during the first fiscal quarter of 2016, the reportable segment information presented below is only for the three months ended April 29, 2017:

	Three Months Ended
	April 29,
	2017
	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$533,528	$28,552	$562,080
Cost of goods sold	373,901	17,923	391,824
Gross profit	159,627	10,629	170,256
Selling, general and administrative expenses	149,569	13,791	163,360
Income (loss) from operations	$10,058	$(3,162)	$6,896

(1)	Waterworks results include non-cash amortization of $1.4 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.

Net revenues

Consolidated net revenues increased $106.6 million, or 23.4%, to $562.1 million in the three months ended April 29, 2017 compared to $455.5 million in the three months ended April 30, 2016. Stores net revenues increased $60.6 million, or 23.7%, to $316.7 million in the three months ended April 29, 2017 compared to $256.1 million in the three months ended April 30, 2016. Direct net revenues increased $46.0 million, or 23.1%, to $245.4 million in the three months ended April 29, 2017 compared to $199.4 million in the three months ended April 30, 2016. Comparable brand revenue was 9% for the three months ended April 29, 2017.

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms and included such additional retail stores in our weighted-average leased selling square footage for the three months ended April 29, 2017. Waterworks net revenues were $28.6 million, which represented 5.1% of our net revenues for the three months ended April 29, 2017.

RH Segment net revenues increased $78.0 million, or 17.1%, to $533.5 million in the three months ended April 29, 2017 compared to $455.5 million in the three months ended April 30, 2016. During the three months ended April 30, 2016, RH Segment net revenues were reduced by an estimated $14 million due to customer accommodation and related expenses as a result of our initiative to elevate the customer experience, including in response to production delays related to RH Modern. We did not experience similar production delays during the three months ended April 29, 2017.

A number of other factors contributed to the increase in RH Segment net revenues during the three months ended April 29, 2017, including our decision to move the mailing of our annual Source Books to the fall of 2016 and increases in sales related to optimization of our inventory and SKUs. The Fall 2016 mailing was complete in mid-December and therefore was a contributor to net revenues in the first quarter of fiscal 2017, whereas the first quarter of fiscal 2016 did not benefit from a similarly timed mailing.

Outlet sales, which includes sales via warehouse locations, increased $28.1 million in the three months ended April 29, 2017 compared to the three months ended April 30, 2016, representing 6.2% of growth in RH Segment net revenues. Increased outlet sales occurred primarily as a result of our inventory optimization efforts as we increased our outlet promotional activity, including through warehouse sales, and we increased outlet selling square footage by approximately 120% compared to the prior period. Net revenues also increased related to deeper markdowns on discontinued merchandise based on our continued efforts to rationalize our SKU count. We also had an increase in Membership revenue recognized.

The above factors and other current and future operational initiatives of the Company may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Gross profit

Consolidated gross profit increased $42.8 million, or 33.6%, to $170.3 million in the three months ended April 29, 2017 from $127.5 million in the three months ended April 30, 2016. As a percentage of net revenues, consolidated gross margin increased 2.3% to 30.3% of net revenues in the three months ended April 29, 2017 from 28.0% of net revenues in the three months ended April 30, 2016.

RH Segment gross profit for the three months ended April 30, 2016 was negatively impacted by $7.7 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The coupons expired in March 2016. Waterworks gross profit for the three months ended April 29, 2017 was negatively impacted by $1.4 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the impact of the coupons redeemed in connection with the legal claim and the impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 0.8% to 30.5% of net revenues in the three months ended April 29, 2017 from 29.7% of net revenues in the three months ended April 30, 2016.

Shipping costs improved as a percentage of net revenues primarily due to incremental shipping charges incurred during the three months ended April 30, 2016 related to RH Modern production delays. In addition, during the three months ended April 29, 2017 we experienced occupancy leverage in our fixed retail and distribution occupancy costs.

We experienced deleverage in our gross margins related to our continued efforts to optimize inventory and rationalize our SKU count during the three months ended April 29, 2017. This decrease in product margins was due to higher outlet and warehouse sales driven by increased promotions and higher discounts, lower selling margins on discontinued products and the impact of markdowns on inventory related reserves. These decreases were partially offset by lower customer accommodations during the three months ended April 29, 2017 as compared to the three months ended April 30, 2016, as well as an increase in Membership revenue recognized.

RH Segment Gross Profit

RH Segment gross profit increased $32.1 million, or 25.2%, to $159.6 million in the three months ended April 29, 2017 from $127.5 million in the three months ended April 30, 2016. As a percentage of net revenues, RH Segment gross margin increased 1.9% to 29.9% of net revenues in the three months ended April 29, 2017 from 28.0% of net revenues in the three months ended April 30, 2016. Excluding the impact of the coupons redeemed in connection with the legal claim mentioned above, RH Segment gross margin would have increased 0.2% from 29.7% of net revenues in the three months ended April 30, 2016.

Waterworks Gross Profit

Waterworks gross profit was $10.6 million, or 37.2%, in the three months ended April 29, 2017. Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have been 42.1% for the three months ended April 29, 2017.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $24.4 million, or 17.6%, to $163.4 million in the three months ended April 29, 2017 compared to $139.0 million in the three months ended April 30, 2016, $13.8 million of which was directly related to our acquisition of Waterworks.

RH Segment selling, general and administrative expenses increased $10.6 million, or 7.7%, to $149.6 million in the three months ended April 29, 2017 compared $139.0 million in the three months ended April 30, 2016. This increase was primarily related to an increase in advertising and marketing costs of $8.8 million, an increase in credit card fees of $2.4 million, an increase in employment and employment related costs and an increase in depreciation associated with upgrades in our technology infrastructure.

RH Segment selling, general and administrative expenses for the three months ended April 30, 2016 included $2.1 million related to charges and expenses incurred as a result of the Waterworks transaction, $1.4 million associated with a reorganization, including severance and related taxes, and $1.0 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

RH Segment selling, general and administrative expenses were 28.0% and 29.5% of net revenues for the three months ended April 29, 2017 and April 30, 2016, respectively, excluding the charges and expenses incurred as a result of the Waterworks transaction, reorganization costs and impact of coupons redeemed in connection with the legal claim mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our employment and employment related costs and leverage in our corporate occupancy costs, partially offset by an increase in advertising and marketing costs.

Interest expense—net

Interest expense increased $1.7 million to $12.2 million for the three months ended April 29, 2017 compared to $10.5 million for the three months ended April 30, 2016. Interest expense consisted of the following:

	Three Months Ended
	April 29,	April 30,
	2017	2016
	(in thousands)
Amortization of convertible senior notes debt discount	$7,457	$7,057
Build-to-suit lease transactions	4,153	3,073
Other interest expense	1,625	1,920
Capitalized interest for capital projects	(742)	(615)
Interest income	(314)	(907)
Total interest expense—net	$12,179	$10,528

Income tax benefit

Income tax benefit was $1.9 million and $8.5 million in the three months ended April 29, 2017 and April 30, 2016, respectively. The effective tax rate was 36.2% and 38.8% for the three months ended April 29, 2017 and April 30, 2016, respectively. The decrease in the effective tax rate is primarily due to discrete tax expense of $0.1 million in the three months ended April 29, 2017 related to net excess tax shortfalls from stock-based payments resulting from our adoption of ASU 2016-09 in the first quarter of fiscal 2017.

Liquidity and Capital Resources

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. We also may pursue strategies to allocate capital to our stockholders, including through our share repurchase programs (refer to “Share Repurchase Programs” below). We completed our first share repurchase program in an amount of $300 million during the fiscal quarter ended April 29, 2017 and have announced a second repurchase program in an amount of up to $700 million.

We have $650 million in aggregate principal amount of convertible notes, of which $350 million mature in June 2019 and $300 million mature in June 2020, and we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

Our business has relied on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as borrowings under the revolving line of credit as our primary sources of liquidity. We had no borrowings under our revolving line of credit as of the end of April 29, 2017. We have pursued in the past, and may pursue in the future, additional strategies to generate liquidity for our operations, including through the strategic sale of assets, utilization of our revolving line of credit, and entry into new debt financing arrangements that present attractive terms.

During the first quarter of fiscal 2017, we received cash of $4.9 million for the sale of an aircraft, net of $0.3 million of costs to dispose of the aircraft, which was classified as asset held for sale, and we committed to a plan to sell a real estate parcel that we own on which one of our retail Galleries is located, resulting in a reclassification from property and equipment to asset held for sale on the condensed consolidated balance sheets as of April 29, 2017. In May 2017, we completed the sale of the building and land for approximately $10.2 million. In particular, we may in the future pursue additional strategies, through the use of existing assets and debt facilities, or through the pursuit of new external sources of liquidity and debt financings, to fund our strategies to enhance stockholder value, including our share repurchase programs. There can be no assurance that additional capital, whether raised through the sale of assets, utilization of our existing debt financing sources, or pursuit of additional debt financing sources, will be available to us on a timely manner, on favorable terms or at all. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital.

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

We anticipate our gross capital expenditures to be approximately $120 million to $140 million for fiscal 2017. Our fiscal 2017 capital expenditures will be offset by proceeds from sales of assets of approximately $15 million to $25 million. We plan to continue opening next generation Design Galleries in select major metropolitan markets, pursuing category extensions of our brand, and exploring new business areas. Our investments in capital expenditures for the three months ended April 29, 2017 totaled $13.5 million.

The majority of the current lease arrangements for our new Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from our landlords related to the building of our larger format and next generation Design Galleries in fiscal 2017. As we develop new Galleries, as well as potentially other strategic initiatives in the future like our integrated hospitality experience; we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment on our part than a traditional store lease with a landlord. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

To the extent that we continue to repurchase shares under our recently announced share repurchase program in the amount of up to $700 million, we are likely to incur additional indebtedness to fund such repurchases. We may incur additional indebtedness under our existing line of credit as well as debt through other credit arrangements. We have historically relied on the availability of some amount of debt financing in order to fund our business and its capital requirements. There can be no assurance that sufficient incremental debt will be available to us in order to fund our $700 million share repurchase program or cash payments in respect of the repayment of our outstanding convertible senior notes in an aggregate principal amount of $650 million at maturity of such senior convertible notes.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms to the extent necessary to fund all of our initiatives. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash upon maturity of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness.

Any weakening of, or other adverse developments in, the U.S. or global credit markets could affect our ability to manage our debt obligations and our ability to access future debt. We cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Three Months Ended
	April 29,	April 30,
	2017	2016
		As Revised
	(in thousands)
Provided by (used in) operating activities	$125,055	$(90,350)
Provided by (used in) investing activities	$167,245	$(7,331)
Used in financing activities	$(299,087)	$(6)
Decrease in cash and cash equivalents	$(6,873)	$(96,799)
Cash and cash equivalents at end of period	$80,150	$234,668

Net Cash Provided By (Used In) Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the three months ended April 29, 2017, net cash provided by operating activities was $125.1 million and consisted of a decrease in uses of working capital and other activities of $97.4 million and non-cash items of $31.0 million, offset by net loss of $3.4 million. Working capital and other activities consisted primarily of decreases in inventory of $66.1 million due to lower inventory receipts and higher sales, including through our outlet and warehouse sales channels, in part as a result of our SKU rationalization initiative and our outlet inventory optimization efforts, increases in deferred revenue and customer deposits of $22.2 million and decreases in prepaid expense and other current assets of $8.7 million.

For the three months ended April 30, 2016, net cash used in operating activities was $90.4 million and consisted of non-cash items of $24.8 million, offset by net loss of $13.5 million and an increase in uses of working capital and other activities of $101.7 million. Working capital and other activities consisted primarily of increases in inventory of $37.2 million related to the increase in both existing and new products. In addition, prepaid expense and other current assets increased $33.1 million due to increases in vendor deposits and federal and state tax benefits recorded for the three months ended April 30, 2016, other current liabilities decreased $25.1 million primarily due to federal and state tax payments, and accounts payable and accrued liabilities decreased $14.6 million primarily due to the timing of payments to our vendors. This was partially offset by increases in deferred revenue and customer deposits of $11.0 million.

Net Cash Provided By (Used In) Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new Gallery openings, the acquisition of buildings and land, investments in supply chain and systems infrastructure, construction related deposits, acquisition of businesses, as well as activities associated with investing in available-for-sale securities.

For the three months ended April 29, 2017, net cash provided by investing activities was $167.2 million primarily as a result of sales and maturities of investments in available-for-sale securities of $145.0 million and $46.9 million, respectively, the proceeds of which were used to fund the share repurchases made under the $300 Million Repurchase Program. In addition, we had net proceeds from the sale of an aircraft of $4.9 million. These increases to cash were partially offset by purchases of investments in available-for-sale securities of $16.1 million and investments in new Galleries, information technology and systems infrastructure, supply chain and other corporate assets of $13.5 million.

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

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offerings and equity related transactions.

For the three months ended April 29, 2017, net cash used in financing activities was $299.1 million primarily due to $300 million of share repurchases made under the $300 Million Repurchase Program.

For the three months ended April 30, 2016, net cash used in financing activities was primarily due to cash paid for employee taxes related to net settlement of equity awards of $0.1 million and tax shortfalls from the exercise of stock options of $0.1 million. The cash used in these financing activities was partially offset by proceeds from the exercise of stock options of $0.3 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment.

Build-to-Suit Lease Transactions

The non-cash additions of property and equipment due to build-to-suit lease transactions are the result of the accounting requirements of Accounting Standards Codification (“ASC”) 840—Leases (“ASC 840”) for those construction projects for which we are the “deemed owner” of the construction project given the extent to which we are involved in constructing the leased asset. If we are the “deemed owner” for accounting purposes, upon commencement of the construction project, we are required to capitalize contributions by the landlord toward construction as property and equipment on our condensed consolidated balance sheets. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of our condensed consolidated statements of cash flows.

Over the lease term, these non-cash additions to property and equipment due to build-to-suit lease transactions do not impact our cash outflows, nor do they impact net income within our condensed consolidated statements of operations.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of April 29, 2017, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of April 29, 2017. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of April 29, 2017, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of April 29, 2017. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances.

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

On August 12, 2015, Restoration Hardware, Inc. and Restoration Hardware Canada, Inc. entered into a First Amendment (the “Amendment”) to the amended and restated credit agreement. The Amendment changed the amended and restated credit agreement definition of “Change of Control” (the occurrence of which triggers a default under the amended and restated credit agreement) so that changes in the composition of the board of directors due to actual or threatened proxy solicitations are treated in the same way as other changes in the composition of the board of directors.

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

The amended and restated credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $20.0 million and (ii) 10% of the lesser of (A) the aggregate domestic commitments under the amended and restated credit agreement and (B) the domestic borrowing base. If the availability under the amended and restated credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed-charge coverage ratio (“FCCR”) of at least one to one. The FCCR is based upon the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of April 29, 2017, Restoration Hardware, Inc. was in compliance with all covenants of the amended and restated credit agreement. As of April 29, 2017, Restoration Hardware, Inc. would not be in compliance with the FCCR in the event that availability under the amended and restated credit agreement was less than 10% of the domestic borrowing base.

The amended and restated credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $20.0 million and (B) 10% of the lesser of the domestic commitments and the domestic borrowing base.

As of April 29, 2017, Restoration Hardware, Inc. had no outstanding borrowings and $478.0 million of availability under the revolving line of credit, net of $14.4 million in outstanding letters of credit. As a result of the FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to Restoration Hardware, Inc. and the other affiliated parties under the revolving line of credit would be approximately $430 million.

Share Repurchase Programs

On February 21, 2017, our board of directors authorized a stock repurchase program of up to $300 million (the “$300 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. During the three months ended April 29, 2017, we repurchased approximately 7.8 million shares of our common stock under the $300 Million Repurchase Program at an average price of $38.24 per share for approximately $300 million. No additional shares will be repurchased in future periods under the $300 Million Repurchase Program.

Following completion of the $300 Million Repurchase Program, our board of directors authorized on May 3, 2017 an additional stock repurchase program of up to $700 million (the “$700 Million Repurchase Program”). Pursuant to the $700 Million Repurchase Program, we may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or the use of other techniques such as one or more accelerated stock repurchase programs including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. The timing and amount of any transactions under the $700 Million Repurchase Program will be subject to our discretion and may be based upon market conditions as well as other opportunities that we may have for the use or investment of capital. The $700 Million Repurchase Program has no expiration date, does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice.

We anticipate that any repurchase of shares under this program will depend on a variety of factors including the availability of sufficient funds to complete repurchases of our common stock. Funding for repurchases could occur through a combination of existing cash, cash flow, borrowings under existing credit facilities, and proceeds from incremental borrowing arrangements. As of the end of the first quarter ended April 29, 2017, the Company had approximately $80 million in cash and cash equivalents and had no outstanding borrowings on its revolving line of credit.

Contractual Obligations

As of April 29, 2017, there were no material changes to our contractual obligations described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2016 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of April 29, 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements.

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

For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2016 Form 10-K. There have been no material changes to the critical accounting policies and estimates listed in the 2016 Form 10-K.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. At April 29, 2017, there were no outstanding borrowings and $478.0 million of availability under the revolving line of credit, net of $14.4 million in outstanding letters of credit. As a result of the FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available under the revolving line of credit would be approximately $430 million. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. Based on the average interest rate on the revolving line of credit during the three months ended April 29, 2017, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

As of April 29, 2017, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of April 29, 2017, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

For additional information, refer to Note 17—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“2016 Form 10-K”). There have been no material changes to the risk factors disclosed in our 2016 Form 10-K.

The risks described in our 2016 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended April 29, 2017

During the three months ended April 29, 2017, we repurchased the following shares of our common stock:

	Number of Shares (1)	Average Purchase Price Per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 29, 2017 to February 25, 2017	—	$—	—	$300
February 26, 2017 to April 1, 2017	5,672,685	$35.05	5,670,515	$101
April 2, 2017 to April 29, 2017	2,179,933	$46.55	2,178,845	$—
Total	7,852,618	$38.24	7,849,360

(1)

Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan. There were 3,258 shares surrendered for this purpose during the three months ended April 29, 2017.

(2)	Reflects shares repurchased as part of the $300 Million Repurchase Program authorized by the board of directors on February 21, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Bylaws of RH	8-K	001-35720	March 3, 2017	3.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

Date: June 2, 2017	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2017	By:	/s/ Karen Boone
Karen Boone
Co-President, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)