Form 10-Q
period 2017-07-29
RH
filed 2017-09-07
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

or

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

As of September 1, 2017, 21,152,191 shares of registrant’s common stock were outstanding.

RH

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	July 29,	January 28,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$21,637	$87,023
Short-term investments	—	142,677
Accounts receivable—net	34,752	34,191
Merchandise inventories	608,048	752,304
Asset held for sale	—	4,900
Prepaid expense and other current assets	77,679	117,162
Total current assets	742,116	1,138,257
Long-term investments	—	33,212
Property and equipment—net	744,460	682,056
Goodwill	175,592	173,603
Trademarks and other intangible assets	100,750	100,757
Deferred tax assets	29,394	28,466
Other non-current assets	27,097	36,169
Total assets	$1,819,409	$2,192,520
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$271,837	$226,980
Deferred revenue and customer deposits	176,310	145,918
Other current liabilities	47,602	43,271
Total current liabilities	495,749	416,169
Asset based credit facility	283,000	—
Term loans—net	176,363	—
Convertible senior notes due 2019—net	319,969	312,379
Convertible senior notes due 2020—net	244,342	235,965
Financing obligations under build-to-suit lease transactions	226,231	203,015
Deferred rent and lease incentives	63,887	60,439
Other non-current obligations	56,652	44,684
Total liabilities	1,866,193	1,272,651
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of July 29, 2017 and January 28, 2017	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 41,372,123 shares issued and 21,151,991 shares outstanding as of July 29, 2017; 41,123,521 shares issued and 40,828,633 shares outstanding as of January 28, 2017	2	4
Additional paid-in capital	834,885	790,866
Accumulated other comprehensive loss	(804)	(1,692)
Retained earnings	138,982	150,214
Treasury stock—at cost, 20,220,132 shares as of July 29, 2017 and 294,888 shares as of January 28, 2017	(1,019,849)	(19,523)
Total stockholders’ equity (deficit)	(46,784)	919,869
Total liabilities and stockholders’ equity (deficit)	$1,819,409	$2,192,520

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net revenues	$615,326	$543,381	$1,177,406	$998,837
Cost of goods sold	409,513	363,542	801,337	691,523
Gross profit	205,813	179,839	376,069	307,314
Selling, general and administrative expenses	193,690	157,824	357,050	296,774
Income from operations	12,123	22,015	19,019	10,540
Interest expense—net	14,402	10,909	26,581	21,437
Income (loss) before income taxes	(2,279)	11,106	(7,562)	(10,897)
Income tax expense (benefit)	5,583	4,188	3,670	(4,345)
Net income (loss)	$(7,862)	$6,918	$(11,232)	$(6,552)
Weighted-average shares used in computing basic net income (loss) per share	28,398,307	40,646,124	35,667,217	40,617,102
Basic net income (loss) per share	$(0.28)	$0.17	$(0.31)	$(0.16)
Weighted-average shares used in computing diluted net income (loss) per share	28,398,307	40,820,495	35,667,217	40,617,102
Diluted net income (loss) per share	$(0.28)	$0.17	$(0.31)	$(0.16)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net income (loss)	$(7,862)	$6,918	$(11,232)	$(6,552)
Net gains (losses) from foreign currency translation	2,069	(1,269)	877	1,400
Net unrealized holding gains on available-for-sale investments	—	51	11	143
Total comprehensive income (loss)	$(5,793)	$5,700	$(10,344)	$(5,009)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 29,	July 30,
	2017	2016
		As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,232)	$(6,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,546	26,212
Net non-cash charges resulting from inventory step-up	1,860	3,401
Amortization of debt discount	15,018	14,213
Excess tax shortfall from exercise of stock options	—	1,769
Stock-based compensation expense	36,166	14,303
Other non-cash interest expense	2,314	2,222
Change in assets and liabilities—net of acquisition:
Accounts receivable	(617)	(422)
Merchandise inventories	140,331	(52,119)
Prepaid expense and other assets	37,329	(16,403)
Accounts payable and accrued expenses	29,874	(63,483)
Deferred revenue and customer deposits	30,349	15,312
Other current liabilities	2,269	(23,310)
Deferred rent and lease incentives	1,166	2,257
Other non-current obligations	(975)	8,951
Net cash provided by (used in) operating activities	316,398	(73,649)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39,362)	(70,999)
Construction related deposits	(5,285)	(3,661)
Purchase of trademarks and domain names	(39)	(164)
Proceeds from sale of assets held for sale—net	15,123	—
Purchase of investments	(16,109)	(136,799)
Maturities of investments	46,890	77,313
Sales of investments	145,020	31,896
Acquisition of business—net of cash acquired	—	(116,100)
Net cash provided by (used in) investing activities	146,238	(218,514)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under asset based credit facility	323,000	—
Repayments under asset based credit facility	(40,000)	—
Borrowings under term loans	180,000	—
Borrowing under promissory note	14,000	—
Repayments under promissory note	(117)	—
Debt issuance costs	(7,939)
Repurchases of common stock—including commissions	(1,000,326)	—
Payments on build-to-suit lease transactions	(4,601)	—
Proceeds from exercise of stock options	11,170	288
Excess tax shortfall from exercise of stock options	—	(1,769)
Tax withholdings related to issuance of stock-based awards	(3,106)	(946)
Payments on capital leases	(158)	(166)
Net cash used in financing activities	(528,077)	(2,593)
Effects of foreign currency exchange rate translation	55	452
Net decrease in cash and cash equivalents	(65,386)	(294,304)
Cash and cash equivalents
Beginning of period	87,023	331,467
End of period	$21,637	$37,163
Non-cash transactions:
Property and equipment additions due to build-to-suit lease transactions	$27,340	$9,676
Property and equipment additions in accounts payable and accrued expenses at period-end	$23,860	$22,903
Property and equipment additions from use of construction related deposits	$19,338	$2,659
Property and equipment acquired under capital lease	$753	$—

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

As of July 29, 2017, the Company operated a total of 85 retail Galleries and 28 outlet stores in 32 states, the District of Columbia and Canada, and includes 15 Waterworks showrooms in the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the Company’s financial position as of July 29, 2017, and the results of operations for the three and six months ended July 29, 2017 and July 30, 2016. The Company’s current fiscal year, which consists of 53 weeks, ends on February 3, 2018 (“fiscal 2017”).

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

The results of operations for the three and six months ended July 29, 2017 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

The following are selected line items from the Company’s unaudited condensed consolidated statements of cash flows illustrating the effect of the corrections (in thousands):

	Six Months Ended
	July 30,
	2016
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Change in accounts payable and accrued expenses	$(81,399)	$17,916	$(63,483)
Net cash used in operating activities	$(91,565)	$17,916	$(73,649)
Cash and cash equivalents:
Beginning of period	$349,897	$(18,430)	$331,467
End of period	$37,677	$(514)	$37,163

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-09—Improvements to Employee Share Based Payment Accounting (“ASU 2016-09”). The new guidance simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. One provision requires that the excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of operations, rather than within additional paid-in capital on the balance sheet. The new guidance was effective for the Company beginning on January 29, 2017. As a result of the adoption of this new guidance, the Company recognized an excess tax benefit of $2.5 million and $2.4 million in the provision for income taxes as a discrete item during the three and six months ended July 29, 2017, respectively. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. As permitted, the Company elected to classify excess tax benefits (shortfalls) as an operating activity in the condensed consolidated statements of cash flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods.

In May 2017, the FASB issued Accounting Standard Update No. 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The standard will be applied prospectively. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

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

The Company continues to assess all potential impacts of the standard, and currently believes one of the most significant impacts relates to accounting for gift card breakage. Under the new standard the Company expects to recognize breakage, which is currently recorded as a reduction to selling, general and administrative expenses, as revenue and will be recognized proportional to actual gift card redemptions. Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt Topic 606 at the commencement of fiscal 2018. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially adopting it recognized at the date of initial application. The Company has not yet selected the transition method.

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

NOTE 3—BUSINESS COMBINATION

On May 27, 2016, the Company acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks”. The purchase price of the acquisition was approximately $119.9 million consisting of $118.4 million funded with available cash and $1.5 million representing the fair value of rollover units, which amount is subject to adjustment for changes in working capital and other items. The rollover units, which are classified as a liability, are included in non-current liabilities on the condensed consolidated balance sheets (refer to Note 15—Stock-Based Compensation). After the transaction, and giving effect to equity interests acquired by management in the business, the Company owns in excess of 90% of the total equity interest in Waterworks.

During the three and six months ended July 30, 2016, the Company incurred $0.7 million and $2.8 million, respectively, of acquisition-related costs associated with the transaction. These costs and expenses include fees associated with financial, legal and accounting advisors, and employment related costs, and are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

During the six months ended July 29, 2017, the Company recorded a purchase price allocation adjustment of $1.9 million. The adjustment primarily related to a subset of inventory acquired for which the Company completed a fair value analysis based on the facts and circumstances that existed as of the acquisition date. Subsequent to the acquisition date, only a small portion of such inventory had been sold and therefore the impact on the Company’s results of operations for historical periods since the acquisition was insignificant. The following table summarizes the purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities, prior to and after the purchase price allocation adjustments recorded during the six months ended July 29, 2017 (in thousands):

		Purchase Price
	January 28,	Allocation	July 29,
	2017	Adjustments	2017
Tangible assets acquired and liabilities assumed	$18,615	$(1,916)	$16,699
Trademarks	52,100	—	52,100
Goodwill	49,229	1,916	51,145
Total	$119,944	$—	$119,944

Any future changes to the purchase price will be recorded directly to the consolidated statements of operations and will not impact the goodwill recorded as a result of this acquisition.

Under purchase accounting rules, the Company valued the acquired finished goods inventory to fair value, which is defined as the estimated selling price less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the Company’s selling effort. This valuation resulted in an increase in inventory carrying value of approximately $9.7 million for marketable inventory.

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

NOTE 4—ASSET HELD FOR SALE

Building and Land

During the first quarter of fiscal 2017, the Company committed to a plan to sell the building and land at one of its owned retail Galleries, resulting in a reclassification of building and land of $8.2 million from property and equipment to asset held for sale on the condensed consolidated balance sheets as of April 29, 2017. In May 2017, the Company completed the sale of the building and land for approximately $10.2 million and entered into a short-term five month lease agreement to lease the property. As a result, the gain of $2.0 million associated with the sale of this property is amortized over a five month period. During the three and six months ended July 29, 2017, the Company recorded a gain of $1.3 million which is included as a reduction of selling, general and administrative expenses on the condensed consolidated statements of operations. The remaining gain of $0.7 million is included in deferred rent and lease incentives on the condensed consolidated balance sheets as of July 29, 2017 and will be recognized on the condensed consolidated statements of operations during the three months ended October 28, 2017.

Aircraft

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

NOTE 5—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	July 29,	January 28,
	2017	2017
Capitalized catalog costs	$42,595	$61,258
Federal and state tax receivable	11,053	13,124
Vendor deposits	8,951	13,276
Prepaid expense and other current assets	15,080	29,504
Total prepaid expense and other current assets	$77,679	$117,162

Other non-current assets consist of the following (in thousands):

	July 29,	January 28,
	2017	2017
Construction related deposits	$13,991	$28,044
Other deposits	4,944	4,706
Deferred financing fees	4,683	1,530
Other non-current assets	3,479	1,889
Total other non-current assets	$27,097	$36,169

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of July 29, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,925	$(1,838)	$—	$87
Fair market write-down (2)	(1,467)	1,379	—	(88)
Total intangible assets subject to amortization	$458	$(459)	$—	$(1)
Intangible assets not subject to amortization
Goodwill (3)(4)	$175,605	$—	$(13)	$175,592
Trademarks and domain names (4)	$100,663	$—	$—	$100,663

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.
(3)	Waterworks goodwill increased $1.9 million during the six months ended July 29, 2017 due to purchase price accounting adjustments. Refer to Note 3—Business Combination.
(4)	Refer to Note 18—Segment Reporting for goodwill and trademarks and domain names by reportable segment.

The following sets forth the goodwill and intangible assets as of January 28, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,925	$(1,792)	$—	$133
Fair market write-down (2)	(1,467)	1,350	—	(117)
Total intangible assets subject to amortization	$458	$(442)	$—	$16
Intangible assets not subject to amortization
Goodwill (3)(4)	$173,690	$—	$(87)	$173,603
Trademarks and domain names (3)(4)	$100,624	$—	$—	$100,624

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.
(3)	The Company recorded goodwill and trademarks of $49.2 million and $52.1 million, respectively, in fiscal 2016 related to its acquisition of Waterworks. Refer to Note 3—Business Combination.
(4)	Refer to Note 18—Segment Reporting for goodwill and trademarks and domain names by reportable segment.

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	July 29,	January 28,
	2017	2017
Accounts payable	$160,452	$134,720
Accrued compensation	34,322	26,886
Accrued freight and duty	20,834	27,955
Accrued sales taxes	15,681	14,908
Accrued occupancy	11,053	8,137
Accrued professional fees	8,414	2,082
Accrued catalog costs	7,597	3,874
Other accrued expenses	13,484	8,418
Total accounts payable and accrued expenses	$271,837	$226,980

Other current liabilities consist of the following (in thousands):

	July 29,	January 28,
	2017	2017
Unredeemed gift card and merchandise credit liability	$23,916	$24,524
Allowance for sales returns	11,790	10,077
Product recall reserves	6,590	4,324
Other current liabilities	5,306	4,346
Total other current liabilities	$47,602	$43,271

During the three and six months ended July 29, 2017, the Company recorded a $5.0 million charge related to the recall of certain products, resulting in a reduction of net revenues by $4.0 million, increased cost of goods sold by $0.8 million and increased selling, general and administrative expenses by $0.2 million. In addition, during the three and six months ended July 29, 2017, the Company revised its estimate related to a product recall that was initiated during the fourth quarter of fiscal 2016, which resulted in an increase of net revenues of $0.2 million and a decrease of selling, general and administrative expenses by $0.1 million.

NOTE 8—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	July 29,	January 28,
	2017	2017
Notes payable for share repurchases	$19,390	$19,390
Promissory note (1)	12,323	—
Capital lease obligations—non-current	7,675	7,242
Deferred contract incentive (2)	6,548	7,739
Unrecognized tax benefits	2,570	2,508
Rollover units and profit interests (3)	1,998	1,784
Other non-current obligations	6,148	6,021
Total other non-current obligations	$56,652	$44,684

(1)	Represents the non-current portion of a promissory note secured by the Company’s aircraft.
(2)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement. The amount will be amortized over the term of the agreement.
(3)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 15—Stock-Based Compensation.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of July 29, 2017, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of July 29, 2017. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During both the three months ended July 29, 2017 and July 30, 2016, the Company recorded $0.3 million related to the amortization of debt issuance costs. During both the six months ended July 29, 2017 and July 30, 2016, the Company recorded $0.5 million related to the amortization of debt issuance costs.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	July 29,	January 28,
	2017	2017
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(52,258)	(60,124)
Net carrying amount	$247,742	$239,876
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.0 million and $3.7 million for the amortization of the debt discount related to the 2020 Notes during the three months ended July 29, 2017 and July 30, 2016, respectively. The Company recorded interest expense of $7.9 million and $7.4 million for the amortization of the debt discount related to the 2020 Notes during the six months ended July 29, 2017 and July 30, 2016, respectively.

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 2.5 million shares of its common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was $68.3 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 2.5 million shares of the Company’s common stock at a price of $189.00 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 5.1 million shares of common stock (which cap may also be subject to adjustment). The Company received $30.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2020 Notes until the Company’s common stock is above approximately $189.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period.

The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of July 29, 2017, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of July 29, 2017. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount of $1,000.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During both the three months ended July 29, 2017 and July 30, 2016, the Company recorded $0.2 million related to the amortization of debt issuance costs. During both the six months ended July 29, 2017 and July 30, 2016, the Company recorded $0.4 million related to the amortization of debt issuance costs.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	July 29,	January 28,
	2017	2017
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(28,304)	(35,457)
Net carrying amount	$321,696	$314,543
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.6 million and $3.4 million for the amortization of the debt discount related to the 2019 Notes during the three months ended July 29, 2017 and July 30, 2016, respectively. The Company recorded interest expense of $7.2 million and $6.8 million for the amortization of the debt discount related to the 2019 Notes during the six months ended July 29, 2017 and July 30, 2016, respectively.

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 3.0 million shares of its common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of the Company’s common stock at a price of $171.98 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 6.0 million shares of common stock (which cap may also be subject to adjustment). The Company received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax assets are included in deferred tax assets on the condensed consolidated balance sheets.

NOTE 10—CREDIT FACILITIES

The following credit facilities were outstanding as of July 29, 2017 (in thousands):

	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount
Asset based credit facility	$283,000	$—	$283,000
LILO term loan	80,000	(547)	79,453
Second lien term loan	100,000	(3,090)	96,910
Total credit facilities	$463,000	$(3,637)	$459,363

There were no amounts outstanding under any credit facilities as of January 28, 2017.

Asset Based Credit Facility & LILO Term Loan

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders.

On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (the “credit agreement”). The credit agreement has a revolving line of credit with availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. In addition, the credit agreement establishes an up to $80.0 million LILO term loan facility.

The Company incurred $3.6 million of deferred financing fees related to the credit agreement, which are included in other non-current assets on the condensed consolidated balance sheets, and will be amortized over the life of the revolving line of credit, which has a maturity date of June 28, 2022. As a result of the credit agreement, unamortized deferred financing fees of $0.1 million related to the previous facility were expensed during the three and six months ended July 29, 2017 and $1.1 million related to the previous facility will be amortized over the life of the new revolving line of credit.

The Company incurred $0.6 million of debt issuance costs related to the LILO term loan facility, which are presented net against the term loans balance on the condensed consolidated balance sheets, and will be amortized over the life of the revolving line of credit.

Borrowings under the revolving line of credit and LILO term loan facility are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or, in the case of the revolving line of credit, the Bank of America “BA” Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case.

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of July 29, 2017, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

As of July 29, 2017, the Company had $283.0 million in outstanding borrowings and $181.1 million of availability under the revolving line of credit, net of $13.1 million in outstanding letters of credit. As of July 29, 2017, the Company had $80.0 million outstanding borrowings under the LILO term loan facility. As a result of the consolidated fixed-charge coverage ratio (“FCCR”) restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit is approximately $129.4 million as of July 29, 2017.

Second Lien Credit Agreement

On July 7, 2017, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into a credit agreement (the “second lien credit agreement”), dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, the guarantors party thereto, the lenders party thereto, each of whom are funds and accounts managed or advised by Apollo Capital Management, L.P., and its affiliated investment managers, and Wilmington Trust, National Association as administrative agent and collateral agent with respect to an initial term loan in an aggregate principal amount equal to $100.0 million with a maturity date of January 7, 2023 (the “second lien term loan”).

The Company incurred $3.6 million of debt issuance costs related to the second lien credit agreement, which are presented net against the term loans balance on the condensed consolidated balance sheets.

The second lien term loan bears interest at an annual rate generally based on LIBOR plus 8.25%. This rate is a floating rate that resets periodically based upon changes in LIBOR rates during the life of the second lien term loan. At the date of borrowing, the rate was set at one month LIBOR plus 8.25%.

All obligations under the second lien term loan are secured by a second lien security interest in assets of the loan parties including inventory, receivables and certain types of intellectual property. The second lien security interest is granted with respect to substantially the same collateral that secures the credit agreement. The second lien ranks junior in priority and is subordinated to the first lien in favor of the lenders with respect to the credit agreement.

The borrowings under the second lien credit agreement may be prepaid in whole or in part at any time, subject to certain minimum payment requirements and a prepayment premium.

The second lien credit agreement contains various restrictive and affirmative covenants generally in line with the covenants and restrictions contained in the credit agreement including required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, make certain restricted payments, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size.

The second lien credit agreement also contains a financial ratio covenant not found in the credit agreement based upon a senior secured leverage ratio of consolidated secured debt to consolidated EBITDA.

The second lien credit agreement also contains a consolidated fixed charge coverage ratio generally based on the same formulation set forth in the credit agreement such that the borrower may not make certain “restricted payments” in the event that certain ratios are not met and contains certain events of default and other customary terms and conditions for a second lien credit agreement.

As of July 29, 2017, Restoration Hardware, Inc. had $100.0 million in outstanding borrowings. As of July 29, 2017, Restoration Hardware, Inc. was in compliance with all applicable covenants of the second lien credit agreement.

Intercreditor Agreement

On July 7, 2017, in connection with the second lien credit agreement, Restoration Hardware, Inc. entered into an intercreditor agreement (the “intercreditor agreement”) with the administrative agent and collateral agent under the credit agreement and the administrative agent and collateral agent under the second lien credit agreement. The intercreditor agreement establishes various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the credit agreement and the second lien credit agreement without the consent of the other party.

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. The Company did not hold any short-term or long-term investments as of July 29, 2017. Assets measured at fair value were as follows as of January 28, 2017 (in thousands):

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the three and six months ended July 29, 2017 or July 30, 2016. There were no transfers into or out of level 1 and level 2 during the three and six months ended July 29, 2017 or July 30, 2016.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value, due to the short-term nature of activity within these accounts. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes (carrying value excludes the equity component of the 2019 Notes and 2020 Notes classified in stockholders’ equity) were as follows (in thousands):

	July 29,		January 28,
	2017		2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes due 2019	$308,012	$321,696	$295,381	$314,543
Convertible senior notes due 2020	$244,178	$247,742	$232,463	$239,876

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

The estimated fair value of the asset based credit facility was $283.0 million, which approximates cost, as of July 29, 2017. Fair value approximates cost as there were no significant movements in interest rates between the borrowing date and July 29, 2017.

The estimated fair value of the second lien term loan and LILO term loan are $100.0 million and $80.0 million, respectively, which approximates the cost of each facility as of July 29, 2017. Fair values approximate cost as there were no significant movements in interest rates between the issuance date and July 29, 2017 for both the second lien term loan and LILO term loan.

NOTE 12—INCOME TAXES

The Company recorded income tax expense of $5.6 million and $4.2 million in the three months ended July 29, 2017 and July 30, 2016, respectively. The Company recorded income tax expense of $3.7 million and an income tax benefit of $4.3 million in the six months ended July 29, 2017 and July 30, 2016, respectively. The effective tax rate was -245.0% and 37.7% for the three months ended July 29, 2017 and July 30, 2016, respectively. The effective tax rate was -48.5% and 39.9% for the six months ended July 29, 2017 and July 30, 2017, respectively. The effective tax rate was significantly impacted by (i) non-deductible stock-based compensation, (ii) our reporting a net loss before income taxes and (iii) net excess tax benefits from stock-based compensation resulting from the Company’s adoption of ASU 2016-09 in the first quarter of fiscal 2017.

As of both July 29, 2017 and January 28, 2017, $1.4 million of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized and are included in other non-current obligations on the condensed consolidated balance sheets. As of July 29, 2017, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 13—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share is presented in the table below. As the Company was in a net loss position for the three and six months ended July 29, 2017 and for the six months ended July 30, 2016, the weighted-average shares outstanding for basic and diluted are the same.

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Weighted-average shares—basic	28,398,307	40,646,124	35,667,217	40,617,102
Effect of dilutive stock-based awards	—	174,371	—	—
Weighted-average shares—diluted	28,398,307	40,820,495	35,667,217	40,617,102

The following number of options and restricted stock units were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Options	8,997,210	7,498,345	8,997,210	8,782,871
Restricted stock units	838,377	1,011,902	838,377	1,182,588
Total anti-dilutive stock-based awards	9,835,587	8,510,247	9,835,587	9,965,459

NOTE 14—SHARE REPURCHASES

$700 Million Share Repurchase Program

On May 2, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $700 million (the “$700 Million Repurchase Program”). Under the $700 Million Repurchase Program, the Company repurchased approximately 12.4 million shares of its common stock at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million, during the three months ended July 29, 2017. As the $700 Million Repurchase Program was completed during the three months ended July 29, 2017, no additional shares will be repurchased in future periods under this program.

$300 Million Share Repurchase Program

On February 21, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $300 million (the “$300 Million Repurchase Program”). Under the $300 Million Repurchase Program, the Company repurchased approximately 7.8 million shares of its common stock at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million, during the three months ended April 29, 2017. No shares were purchased under the $300 Million Repurchase Program during the three months ended July 29, 2017. As the $300 Million Repurchase Program was completed during the three months ended April 29, 2017, no additional shares will be repurchased in future periods under this program.

Share Repurchases Under Equity Plans

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company. No shares were repurchased under equity plans during either the three and six months ended July 29, 2017 or July 30, 2016. As of both July 29, 2017 and January 28, 2017, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.4 million, which is included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended July 29, 2017 and July 30, 2016, the Company recorded interest expense on the outstanding notes of $0.3 million. During both the six months ended July 29, 2017 and July 30, 2016, the Company recorded interest expense on the outstanding notes of $0.5 million.

Of the $19.4 million notes payable for share repurchases outstanding as of both July 29, 2017 and January 28, 2017, $15.5 million was due to a current board member of the Company.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $30.9 million and $10.3 million during the three months ended July 29, 2017 and July 30, 2016, respectively. The Company recorded stock-based compensation expense of $36.2 million and $14.3 million during the six months ended July 29, 2017 and July 30, 2016, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of July 29, 2017, 8,997,210 options were outstanding with a weighted-average exercise price of $49.81 per share and 6,461,464 options were vested with a weighted-average exercise price of $51.31 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of July 29, 2017 was $196.4 million, $168.9 million, and $113.0 million, respectively. Stock options exercisable as of July 29, 2017 had a weighted-average remaining contractual life of 6.62 years. As of July 29, 2017, the total unrecognized compensation expense related to unvested options was $28.0 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.53 years.

As of July 29, 2017, the Company had 838,377 restricted stock units outstanding with a weighted-average grant date fair value of $52.84 per share. During the three months ended July 29, 2017, 232,534 restricted stock units vested with a weighted-average grant date and vest date fair value of $57.38 per share and $53.71 per share, respectively. During the six months ended July 29, 2017, 246,253 restricted stock units vested with a weighted-average grant date and vest date fair value of $57.98 per share and $53.32 per share, respectively. As of July 29, 2017, there was $23.9 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 3.45 years.

Chairman and Chief Executive Officer Option Grant

On May 2, 2017, the Company’s Board of Directors granted Mr. Friedman an option to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to $50 per share.

The option contains dual-condition restrictions consisting of both time-based service restrictions over four years and performance-based restrictions linked to achieving the Company’s common stock price objectives of $100, $125 and $150 per share. The option is fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option resulted in a one-time non-cash stock compensation charge of $23.9 million in the three and six months ended July 29, 2017.

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

Rollover Units

In connection with the acquisition of Waterworks, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Appreciation Rights is determined based on an option pricing method (“OPM”). The Company did not record any expense related to the Appreciation Rights during the three and six months ended July 29, 2017 or July 30, 2016. As of both July 29, 2017 and January 28, 2017, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Profit Interests is determined based on an OPM. For the three and six months ended July 29, 2017 the Company recorded $0.1 million and $0.2 million, respectively, related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. For both the three and six months ended July 30, 2016 the Company recorded $0.1 million, related to the Profit Interests. As of July 29, 2017 and January 28, 2017, the liability associated with the Profit Interests was $0.5 million and $0.3 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

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

NOTE 17—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of July 29, 2017.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that the Company does establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what the Company accrues from time to time. The Company believes that the ultimate resolution of its current matters will not have a material adverse effect on its condensed consolidated financial statements.

RH Modern Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. The complaints allege, among other things, fraud in connection with alleged misstatements under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Both complaints purport to make claims on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to forward looking statements regarding the roll out of the RH Modern product line. The claims are currently at an early stage and it is not possible to estimate the amount or range of any potential loss at this time. An amended consolidated complaint was filed in June 2017 and the Company and its officers have moved to dismiss the complaint. While the outcome of litigation is inherently uncertain, the Company and its officers intend to vigorously defend the claims and believe the complaints lack merit.

NOTE 18—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. As of July 29, 2017, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

The Company’s two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management team and customer base, the Company has determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

The Company uses operating income to evaluate segment profitability. Operating income is defined as net income before interest expense—net and income taxes.

Prior to the Waterworks acquisition, the Company had one reportable segment. As the Company’s acquisition of Waterworks was completed on May 27, 2016, reportable segment financial information for Waterworks below represents nine weeks of results for both the three and six months ended July 30, 2016, whereas the RH Segment results represent thirteen and twenty-six weeks for the three and six months ended July 30, 2016, respectively.

Segment Information

The following table presents the statements of operations metrics reviewed by the CODM to evaluate performance internally (in thousands):

	Three Months Ended			Three Months Ended
	July 29,			July 30,
	2017			2016
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$583,793	$31,533	$615,326	$522,618	$20,763	$543,381
Gross profit	$192,996	$12,817	$205,813	$173,803	$6,036	$179,839
Depreciation and amortization	$15,386	$1,140	$16,526	$12,964	$694	$13,658

	Six Months Ended			Six Months Ended
	July 29,			July 30,
	2017			2016
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$1,117,321	$60,085	$1,177,406	$978,074	$20,763	$998,837
Gross profit	$352,623	$23,446	$376,069	$301,278	$6,036	$307,314
Depreciation and amortization	$30,287	$2,259	$32,546	$25,518	$694	$26,212

The following table presents the balance sheet metrics reviewed by the CODM to evaluate performance internally (in thousands):

	July 29,			January 28,
	2017			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,448	$51,144	$175,592	$124,374	$49,229	$173,603
Trademarks and domain names	$48,563	$52,100	$100,663	$48,524	$52,100	$100,624
Total assets	$1,665,328	$154,081	$1,819,409	$2,040,346	$152,174	$2,192,520

(1)	Waterworks goodwill increased $1.9 million during the six months ended July 29, 2017 due to purchase price accounting adjustments. Refer to Note 3—Business Combination.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) non-cash compensation charges related to a fully vested option grant made to Mr. Friedman and the fully vested option grants made in connection with the acquisition of Waterworks, (ii) reduction of net revenues and incremental costs associated with product recalls, (iii) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks, (iv) costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards, (v) costs incurred in connection with the acquisition of Waterworks including professional fees and (vi) charges incurred for the estimated cumulative impact of coupons redeemed in connection with a legal claim. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table shows segment operating income and income (loss) before tax (in thousands):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Operating income (loss):
RH Segment	$39,550	$32,317	$49,608	$33,027
Waterworks	358	858	(1,424)	858
Non-cash compensation	(23,872)	(3,672)	(23,872)	(3,672)
Recall accrual	(4,733)	—	(4,733)	—
Impact of inventory step-up	(480)	(3,401)	(1,860)	(3,401)
Gain on sale of building and land	1,300	—	1,300	—
Reorganization related costs	—	(3,309)	—	(4,724)
Acquisition related costs	—	(778)	—	(2,847)
Legal claim	—	—	—	(8,701)
Operating income	12,123	22,015	19,019	10,540
Interest expense—net	14,402	10,909	26,581	21,437
Income (loss) before tax	$(2,279)	$11,106	$(7,562)	$(10,897)

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Furniture	$388,983	$351,267	$741,939	$641,693
Non-furniture	226,343	192,114	435,467	357,144
Total net revenues	$615,326	$543,381	$1,177,406	$998,837

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of July 29, 2017, the Company operates 5 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three and six months ended July 29, 2017 or July 30, 2016.

NOTE 19—SUBSEQUENT EVENT

In the third quarter of 2017, the Company committed to a plan to close one of its furniture distribution centers in fiscal 2017, prior to the end of the lease term. The Company has not yet determined the financial impact related to this closure.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. As of July 29, 2017, we operated a total of 85 retail Galleries, consisting of 50 legacy Galleries, 6 larger format Design Galleries, 8 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms in the United States and in the U.K. In addition, as of July 29, 2017, we operated 28 outlet stores throughout the United States and Canada.

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

The second fiscal quarter of 2017 is just past the one year anniversary of our launch of both the RH Members program and the initial stage of our efforts to redesign our supply chain network. We believe that the transition to a membership model is having a favorable impact on our business and financial performance including through a reduction in our return rate, exchange rate and cancel rate resulting in higher conversion of demand into revenues. In addition, as a result of our work to redesign our distribution network and optimize inventory, we were able to forego building a fifth furniture distribution center planned to open in 2017 and we expect to consolidate our current furniture distribution center network from four to three locations by the fourth quarter of 2017. We anticipate that managing our business in fewer facilities will reduce inventory risk, increase turns, improve merchandise margins and eliminate the occupancy and overhead of approximately 900,000 square feet of distribution space.

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience and simplify our distribution network, as well as to expand our product offering and transform our real estate. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. For example, our efforts to optimize our distribution network could cause us to incur costs and expenses in the short term with respect to changes in the way in which we operate our business such as charges related to closure of a distribution center.

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

Key Value Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies:

•

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of next generation Design Galleries that are sized to the potential of each market and the size of our assortment. New next generation Design Gallery sites are identified based on a variety of factors, including timing of legacy Gallery lease expiration, availability of suitable new site locations, the negotiation of favorable economic terms to the Company for the new location, as well as satisfactory and timely completion of real estate development including procurement of permits and completion of construction. The number of next generation Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects. In fiscal 2017, we expect to open three next generation Design Galleries, all with integrated food and beverage offerings, as well as three to five Design Galleries in fiscal 2018.

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
•

Optimize the Allocation of Capital in the Business. We believe that our operations and current initiatives present a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing cash on our balance sheet as well as deploying capital to repurchase shares of our common stock which we believe creates a long term benefit to our shareholders. We have also incurred additional debt to fund a portion of our share repurchase programs and we believe that was a good capital allocation given favorable interest rates on debt and the ability of our business to generate cash in light of current business initiatives in order to paydown and service such debt. During fiscal 2017, one of our initiatives has been to generate additional cash flow through the optimization of inventory and other efforts to make our business more efficient in its use of capital to support operations. Our current efforts to generate more cash flow in our business include rationalizing our SKU count and reducing overall levels of inventory, which involves selling slower moving, discontinued and other inventory through markdowns and through our outlet channel. We have also undertaken initiatives to optimize our distribution network and make significant improvements in the way that we handle merchandise in the distribution and delivery part of our business. We expect that these improvements will result in operational efficiencies in the handling and transportation of merchandise and will enable us to achieve greater efficiency and lower requirements for carrying inventory to meet customer demand. We plan to lower our new Gallery opening cadence to three to five Galleries per year, which we believe will result in improved deal economics, lower build out costs and higher returns and will lower our capital requirements and execution risk over the course of our real estate transformation. We also believe the slower opening cadence will put less pressure on our infrastructure, enabling greater capital discipline throughout the organization. In addition, we have a number of assets that can be sold to third parties in order to generate cash. We may enter into sale and leaseback transactions with respect to certain real estate that we own, for example, and may enter into capital or operating leases in lieu of purchasing or holding certain assets that are used in our business. We intend to continue to seek out and evaluate opportunities for effectively managing and deploying capital in ways that support and enhance our business initiatives and strategies.

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

In fiscal 2017, we will continue our efforts to optimize inventory and rationalize our SKU count. In the first half of 2017, net revenues increased 18%, of which 4 points of growth was related to higher outlet and warehouse sales stemming from our accelerated inventory optimization efforts. While our higher outlet revenues and inventory optimization efforts had a positive impact on revenues and working capital in the first half of the year, they had a negative impact on margins and earnings.

In the second half of fiscal 2017, we expect to continue to benefit from the anniversarying of the costs related to the launch of RH Modern and the broadening of the merchandise assortment and enlargement of its retail footprint. We also expect to recognize increased Membership revenue and further benefit from new members and renewals. In addition, we expect to build revenues due to further developments in our Source Book strategy, including the distribution of our Fall 2017 RH Interiors Source Book, with a greater emphasis on the updated classic design that RH has been famous for, while still evolving the brand towards a cleaner, more contemporary style.

We also expect incremental revenues from the four new Design Galleries opened in 2016, and the new Design Galleries expected to open in the second half of 2017. The majority of our new Design Galleries under development include a dedicated floor for RH Modern as well as an RH Hospitality offering including restaurants, wine vaults, and pantries, similar to our successful hospitality offering at RH Chicago, The Gallery at the Three Arts Club.

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of operations and other financial and operating data.

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	(dollars in thousands)
Condensed Consolidated Statements of Operations:
Net revenues	$615,326	$543,381	$1,177,406	$998,837
Cost of goods sold	409,513	363,542	801,337	691,523
Gross profit	205,813	179,839	376,069	307,314
Selling, general and administrative expenses	193,690	157,824	357,050	296,774
Income from operations	12,123	22,015	19,019	10,540
Interest expense—net	14,402	10,909	26,581	21,437
Income (loss) before income taxes	(2,279)	11,106	(7,562)	(10,897)
Income tax expense (benefit)	5,583	4,188	3,670	(4,345)
Net income (loss)	$(7,862)	$6,918	$(11,232)	$(6,552)
Other Financial and Operating Data:
Net revenues:
Stores (1)	$350,174	$309,786	$666,898	$565,862
Direct	$265,152	$233,595	$510,508	$432,975
Direct as a percentage of net revenues (2)	43%	43%	43%	43%
Growth in net revenues:
Stores (1)	13%	15%	18%	17%
Direct	14%	-2%	18%	-3%
Total	13%	7%	18%	7%
Comparable brand revenue growth (3)	7%	-3%	8%	-%
Capital expenditures	$25,906	$25,723	$39,362	$70,999
Construction related deposits (4)	$5,285	$110	$5,285	$3,661
Adjusted net income (5)	$19,701	$17,908	$21,495	$15,842

(1)

Stores data represents retail stores, including Waterworks showrooms, plus outlet stores. Net revenues for outlet stores, which include warehouse sales, were $51.1 million and $35.1 million, for the three months ended July 29, 2017 and July 30, 2016, respectively, and were $107.2 million and $63.1 million for the six months ended July 29, 2017 and July 30, 2016, respectively.

(2)	Direct revenues include sales through our Source Books, websites, and phone orders, including our Contract business and a portion of our Trade business.
(3)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child and RH Modern Galleries. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue is included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue is included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition.

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

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$(7,862)	$6,918	$(11,232)	$(6,552)
Adjustments pre-tax:
Executive non-cash compensation (a)	23,872	—	23,872	—
Amortization of debt discount (b)	6,790	6,479	13,505	12,921
Recall accrual (c)	4,733	—	4,733	—
Gain on sale of building and land (d)	(1,300)	—	(1,300)	—
Legal claim (e)	—	—	—	8,701
Reorganization related costs (f)	—	3,309	—	4,724
Waterworks acquisition related:
Non-cash compensation (g)	—	3,672	—	3,672
Impact of inventory step-up (h)	480	3,401	1,860	3,401
Acquisition related costs (i)	—	778	—	2,847
Subtotal adjusted items	34,575	17,639	42,670	36,266
Impact of income tax items (j)	(7,012)	(6,649)	(9,943)	(13,872)
Adjusted net income	$19,701	$17,908	$21,495	$15,842

(a)	Represents a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.
(b)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.8 million and $0.7 million during the three months ended July 29, 2017 and July 30, 2016, respectively. Amounts are presented net of interest capitalized for capital projects of $1.5 million and $1.3 million during the six months ended July 29, 2017 and July 30, 2016, respectively.

(c)

In the second quarter of fiscal 2017, we initiated a product recall of certain of our products. Additionally, in the second quarter of fiscal 2017, we adjusted the recall accrual related to certain product recalls initiated in the fourth quarter of fiscal 2016. The recall and recall adjustment, which affected our results for the three and six months ended July 29, 2017, had the following effect on our income before taxes:

Three and Six Months Ended
July 29, 2017

Reduction of net revenues	$3,813
Incremental cost of goods sold	763
Impact on gross profit	4,576
Incremental selling, general and administrative expenses	157
Impact on income (loss) before income taxes	$4,733

(d)

Represents the gain on the sale of building and land. As we entered into a short-term lease agreement to lease the property subsequent to the sale, the total gain of $2.0 million associated with the sale of this property will be amortized over a five month period.

(e)

Represents the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

(f)

Represents costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(g)	Represents a non-cash compensation charge related to the fully vested option grants made in connection with our acquisition of Waterworks.
(h)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(i)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.
(j)

The three and six months ended July 29, 2017 assume a normalized tax rate of approximately 39%. The adjustment for the three months ended July 30, 2016 represents the tax effect of the adjusted items based on our effective tax rate of 37.7%. The adjustment for the six months ended July 30, 2016 represents the tax effect of the adjusted items based on an adjusted effective tax rate of 37.6%.

The following tables present retail Gallery metrics, which have been calculated based upon retail stores, which includes our RH Baby & Child, RH Modern Galleries and Waterworks Showrooms, and excludes outlet stores.

	Six Months Ended
	July 29,		July 30,
	2017		2016
	Store Count	Total Leased Selling Square Footage (1)	Store Count	Total Leased Selling Square Footage (1)
		(in thousands)		(in thousands)
Beginning of period	85	912	69	725
Waterworks Showrooms acquired	—	—	15	51.0
Retail Galleries opened:
Waterworks Boston Showroom	1	5.0	—	—
Retail Galleries closed:
Waterworks Boston Showroom	(1)	(2.1)	—	—
End of period	85	915	84	776

(1)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for the three and six months ended July 29, 2017 includes approximately 4,800 square feet related to one owned store location. Leased selling square footage for the three and six months ended July 30, 2016 includes approximately 13,000 square feet related to two owned store locations.

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	(in thousands)
Total leased square footage at end of period (1)	1,248	1,084	1,248	1,084
Weighted-average leased square footage (2)	1,243	1,062	1,243	1,036
Weighted-average leased selling square footage (2)	913	761	912	743
Retail sales per leased selling square foot (in dollars) (3)	$327	$360	$612	$674

(1)

Total leased square footage as of July 29, 2017 includes approximately 5,400 square feet related to one owned store location. Total leased square footage as of July 30, 2016 includes approximately 24,000 square feet related to two owned store locations

(2)

Weighted-average leased square footage and leased selling square footage is calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

(3)

Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the weighted-average leased selling square footage for the period.

The following table sets forth our condensed consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Condensed Consolidated Statements of Operations:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.6	66.9	68.1	69.2
Gross profit	33.4	33.1	31.9	30.8
Selling, general and administrative expenses	31.4	29.0	30.3	29.7
Income from operations	2.0	4.1	1.6	1.1
Interest expense—net	2.4	2.1	2.2	2.2
Income (loss) before income taxes	(0.4)	2.0	(0.6)	(1.1)
Income tax expense (benefit)	0.9	0.7	0.4	(0.4)
Net income (loss)	(1.3%)	1.3%	(1.0%)	(0.7%)

Three Months Ended July 29, 2017 Compared to Three Months Ended July 30, 2016

Prior to the Waterworks acquisition on May 27, 2016, we had one reportable segment. As we acquired the Waterworks business on May 27, 2016, reportable segment information presented below for Waterworks includes results for nine weeks during the three months ended July 30, 2016 and includes results for thirteen weeks during the three months ended July 29, 2017. The RH Segment includes results for thirteen weeks during both the three months ended July 29, 2017 and July 30, 2016.

	Three Months Ended			Three Months Ended
	July 29,			July 30,
	2017			2016
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$583,793	$31,533	$615,326	$522,618	$20,763	$543,381
Cost of goods sold	390,797	18,716	409,513	348,815	14,727	363,542
Gross profit	192,996	12,817	205,813	173,803	6,036	179,839
Selling, general and administrative expenses	180,751	12,939	193,690	145,573	12,251	157,824
Income (loss) from operations	$12,245	$(122)	$12,123	$28,230	$(6,215)	$22,015

(1)

Waterworks results include non-cash amortization of $0.5 million and $3.4 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the three months ended July 29, 2017 and July 30, 2016, respectively.

Net revenues

Consolidated net revenues increased $71.9 million, or 13.2%, to $615.3 million in the three months ended July 29, 2017 compared to $543.4 million in the three months ended July 30, 2016. Stores net revenues increased $40.4 million, or 13.0%, to $350.2 million in the three months ended July 29, 2017 compared to $309.8 million in the three months ended July 30, 2016. Direct net revenues increased $31.6 million, or 13.5%, to $265.2 million in the three months ended July 29, 2017 compared to $233.6 million in the three months ended July 30, 2016. Comparable brand revenue was 7% for the three months ended July 29, 2017.

RH Segment net revenues

RH Segment net revenues increased $61.2 million, or 11.7%, to $583.8 million in the three months ended July 29, 2017 compared to $522.6 million in the three months ended July 30, 2016.

A number of factors contributed to the increase in RH Segment net revenues during the three months ended July 29, 2017, including our decision to move the mailing of our 2016 Interiors Source Book to the fall of 2016. The 2016 Interiors Source Book mailing was complete in mid-December and therefore was a contributor to net revenues in the second quarter of fiscal 2017, whereas the second quarter of fiscal 2016 did not benefit from a similarly timed mailing.

Outlet sales, which include sales via warehouse locations, increased $16.0 million in the three months ended July 29, 2017 compared to the three months ended July 30, 2016, representing 2.9% of growth in RH Segment net revenues. Increased outlet sales occurred primarily as a result of our inventory optimization efforts as we increased our outlet promotional activity and had higher discounts, including through warehouse sales, and we increased outlet selling square footage by approximately 43% compared to the prior period. Additionally, the increase in our retail weighted-average leased selling square footage contributed to the increase in RH Segment net revenues. We also had an increase in Membership revenue recognized.

RH Segment net revenues for the three months ended July 29, 2017 were negatively impacted by a $3.8 million related to the reduction of revenue associated with product recalls. In the second quarter of fiscal 2017 and in the fourth quarter of fiscal 2016, we initiated product recalls of certain of our products. In the second quarter of fiscal 2017, we adjusted the recall accrual related to certain product recalls previously initiated, and we may adjust recall accruals in the future. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

Waterworks net revenues

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms and included such additional retail stores in our weighted-average leased selling square footage for both the three months ended July 29, 2017 and July 30, 2016. Waterworks net revenues increased $10.8 million, or 51.9%, to $31.5 million in the three months ended July 29, 2017 compared to $20.8 million in the three months ended July 30, 2016. Waterworks net revenues represented 5.1% and 3.8% of our net revenues for the three months ended July 29, 2017 and July 30, 2016, respectively. The increase in Waterworks net revenues is primarily due to the three months ended July 29, 2017 representing thirteen weeks of results, whereas the three months ended July 30, 2016 only includes nine weeks of results as Waterworks was acquired on May 27, 2016.

The above factors and other current and future operational initiatives of the Company may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Gross profit

Consolidated gross profit increased $26.0 million, or 14.4%, to $205.8 million in the three months ended July 29, 2017 from $179.8 million in the three months ended July 30, 2016. As a percentage of net revenues, consolidated gross margin increased 0.3% to 33.4% of net revenues in the three months ended July 29, 2017 from 33.1% of net revenues in the three months ended July 30, 2016.

RH Segment gross profit for the three months ended July 29, 2017 was negatively impacted by $4.6 million related to the reduction of revenue and incremental costs associated with product recalls, as described above. Waterworks gross profit for the three months ended July 29, 2017 and July 30, 2016 was negatively impacted by $0.5 million and $3.4 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the product recalls and the impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 0.4% to 34.1% of net revenues in the three months ended July 29, 2017 from 33.7% of net revenues in the three months ended July 30, 2016.

RH Segment gross profit

RH Segment gross profit increased $19.2 million, or 11.0%, to $193.0 million in the three months ended July 29, 2017 from $173.8 million in the three months ended July 30, 2016. As a percentage of net revenues, RH Segment gross margin decreased 0.2% to 33.1% of net revenues in the three months ended July 29, 2017 from 33.3% of net revenues in the three months ended July 30, 2016.

Excluding the product recalls mentioned above, RH Segment gross margin would have increased 0.3% to 33.6% of net revenues in the three months ended July 29, 2017 from 33.3% of net revenues in the three months ended July 30, 2016. The increase in gross margin was due to improvement in shipping costs as a percentage of net revenues, as well as leverage in our distribution network occupancy costs, partially offset by deleverage in our outlet occupancy costs.

We experienced deleverage in our gross margins related to our continued efforts to optimize inventory during the three months ended July 29, 2017. This decrease in product margins was due to higher outlet and warehouse sales driven by increased promotions and higher discounts. This decrease was partially offset by improvements in our core merchandise margins and an increase in Membership revenue recognized.

Waterworks gross profit

Waterworks gross profit increased $6.8 million, or 112.3%, to $12.8 million in the three months ended July 29, 2017 from $6.0 million in the three months ended July 30, 2016. The increase in Waterworks gross profit is primarily due to the three months ended July 29, 2017 representing thirteen weeks of results, whereas the three months ended July 30, 2016 only includes nine weeks of results as Waterworks was acquired on May 27, 2016.

As a percentage of net revenues, Waterworks gross margin increased 11.5% to 40.6% of net revenues in the three months ended July 29, 2017 from 29.1% of net revenues in the three months ended July 30, 2016.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have decreased 3.3% to 42.2% of net revenues in the three months ended July 29, 2017 from 45.5% of net revenues in the three months ended July 30, 2016. The decrease in gross margin is primarily due to deleverage in occupancy costs, as well as changes in product mix.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $35.9 million, or 22.7%, to $193.7 million in the three months ended July 29, 2017 compared to $157.8 million in the three months ended July 30, 2016.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $35.2 million, or 24.2%, to $180.8 million in the three months ended July 29, 2017 compared $145.6 million in the three months ended July 30, 2016.

RH Segment selling, general and administrative expenses for the three months ended July 29, 2017 included $23.9 million related to a fully vested option grant made to Mr. Friedman in May 2017, $0.2 million incremental costs associated with product recalls and a gain of $1.3 million related to the sale of building and land. RH Segment selling, general and administrative expenses for the three months ended July 30, 2016 included $3.3 million associated with a reorganization, including severance and related taxes and $0.7 million related to charges and expenses incurred as a result of the Waterworks transaction.

Advertising and marketing costs increased $8.2 million during the three months ended July 29, 2017 as compared to July 30, 2016, primarily due to the timing of our Source Book mailings. In the second quarter of fiscal 2017 we amortized costs related to our 2016 Interiors Source Book which was circulated in the fall of 2016. The 2016 Interiors Source Book mailing was complete in mid-December and therefore resulted in amortized costs in the second quarter of fiscal 2017, whereas the second quarter of fiscal 2016 did not incur similarly timed expenses.

RH Segment selling, general and administrative expenses were 26.9% and 27.1% of net revenues for the three months ended July 29, 2017 and July 30, 2016, respectively, excluding the fully vested option grant made to Mr. Friedman in May 2017, the product recall costs, the gain related to the sale of building and land, the reorganization costs, and the charges and expenses incurred as a result of the Waterworks transaction mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in employment and employment related costs and leverage in our corporate occupancy costs, partially offset by an increase in advertising and marketing costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $0.7 million, or 5.6%, to $12.9 million in the three months ended July 29, 2017 compared $12.3 million in the three months ended July 30, 2016.

The increase in Waterworks selling, general and administrative expenses is primarily due to the three months ended July 29, 2017 representing thirteen weeks of results, whereas the three months ended July 30, 2016 only includes nine weeks of results as Waterworks was acquired on May 27, 2016. This increase is partially offset by stock-based compensation of $3.7 million related to the fully vested option grants made in connection with our acquisition of Waterworks during the three months ended July 30, 2016.

Excluding the fully vested option grants made in connection with our acquisition of Waterworks, Waterworks selling, general and administrative expenses would have been 41.0% and 41.3% of net revenues in the three months ended July 29, 2017 and July 30, 2016, respectively.

Interest expense—net

Interest expense increased $3.5 million to $14.4 million for the three months ended July 29, 2017 compared to $10.9 million for the three months ended July 30, 2016. Interest expense consisted of the following:

	Three Months Ended
	July 29,	July 30,
	2017	2016
	(in thousands)
Amortization of convertible senior notes debt discount	$7,561	$7,155
Build-to-suit lease transactions	4,074	3,263
Amortization of debt issuance costs and deferred financing fees	1,290	628
Asset based credit facility	996	444
Term loans	824	—
Other interest expense	591	821
Capitalized interest for capital projects	(839)	(677)
Interest income	(95)	(725)
Total interest expense—net	$14,402	$10,909

Income tax expense

Income tax expense was $5.6 million and $4.2 million in the three months ended July 29, 2017 and July 30, 2016, respectively. Our effective tax rate was -245.0% and 37.7% for the three months ended July 29, 2017 and July 30, 2016, respectively. The effective tax rate in the three months ended July 29, 2017 was significantly impacted by (i) non-deductible stock-based compensation, (ii) our reporting a net loss before income taxes and (iii) net excess tax benefits from stock-based compensation resulting from the Company’s adoption of ASU 2016-09 in the first quarter of fiscal 2017.

Six Months Ended July 29, 2017 Compared to Six Months Ended July 30, 2016

Prior to the Waterworks acquisition on May 27, 2016, we had one reportable segment. As we acquired the Waterworks business on May 27, 2016, reportable segment information presented below for Waterworks includes results for nine weeks during the six months ended July 30, 2016 and includes results for twenty-six weeks during the six months ended July 29, 2017. The RH Segment includes results for twenty-six weeks during both the six months ended July 29, 2017 and July 30, 2016.

	Six Months Ended			Six Months Ended
	July 29,			July 30,
	2017			2016
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$1,117,321	$60,085	$1,177,406	$978,074	$20,763	$998,837
Cost of goods sold	764,698	36,639	801,337	676,796	14,727	691,523
Gross profit	352,623	23,446	376,069	301,278	6,036	307,314
Selling, general and administrative expenses	330,320	26,730	357,050	284,523	12,251	296,774
Income (loss) from operations	$22,303	$(3,284)	$19,019	$16,755	$(6,215)	$10,540

(1)

Waterworks results include non-cash amortization of $1.9 million and $3.4 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the six months ended July 29, 2017 and July 30, 2016, respectively.

Net revenues

Consolidated net revenues increased $178.6 million, or 17.9%, to $1,177.4 million in the six months ended July 29, 2017 compared to $998.8 million in the six months ended July 30, 2016. Stores net revenues increased $101.0 million, or 17.9%, to $666.9 million in the six months ended July 29, 2017 compared to $565.9 million in the six months ended July 30, 2016. Direct net revenues increased $77.6 million, or 17.9%, to $510.5 million in the six months ended July 29, 2017 compared to $432.9 million in the six months ended July 30, 2016. Comparable brand revenue was 8% for the six months ended July 29, 2017.

RH Segment net revenues

RH Segment net revenues increased $139.2 million, or 14.2%, to $1,117.3 million in the six months ended July 29, 2017 compared to $978.1 million in the six months ended July 30, 2016.

A number of factors contributed to the increase in RH Segment net revenues during the six months ended July 29, 2017, including our decision to move the mailing of our 2016 Interiors Source Book to the fall of 2016. The 2016 Interiors Source Book mailing was complete in mid-December and therefore was a contributor to net revenues in the first half of fiscal 2017, whereas the first half of fiscal 2016 did not benefit from a similarly timed mailing.

Outlet sales, which include sales via warehouse locations, increased $44.1 million in the six months ended July 29, 2017 compared to the six months ended July 30, 2016, representing 4.5% of growth in RH Segment net revenues. Increased outlet sales occurred primarily as a result of our inventory optimization efforts as we increased our outlet promotional activity, including through warehouse sales, and we increased outlet selling square footage by approximately 43% compared to the prior period. Additionally, the increase in our retail weighted-average leased selling square footage contributed to the increase in RH Segment net revenues. Net revenues also increased related to deeper markdowns on discontinued merchandise based on our continued efforts to rationalize our SKU count. We also had an increase in Membership revenue recognized.

RH Segment net revenues for the six months ended July 29, 2017 were negatively impacted by a $3.8 million related to the reduction of revenue associated with product recalls. During the six months ended July 30, 2016, RH Segment net revenues were reduced by an estimated $16 million due to customer accommodation and related expenses as a result of our initiative to elevate the customer experience, including in response to production delays related to RH Modern. We did not experience similar production delays during the six months ended July 29, 2017.

Waterworks net revenues

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms and included such additional retail stores in our weighted-average leased selling square footage for both the six months ended July 29, 2017 and July 30, 2016. Waterworks net revenues increased $39.3 million, or 189.4%, to $60.1 million in the six months ended July 29, 2017 compared to $20.8 million in the six months ended July 30, 2016. Waterworks net revenues represented 5.1% and 2.1% of our net revenues for the six months ended July 29, 2017 and July 30, 2016, respectively. The increase in Waterworks net revenues is primarily due to the six months ended July 29, 2017 representing twenty-six weeks of results, whereas the six months ended July 30, 2016 only includes nine weeks of results as Waterworks was acquired on May 27, 2016.

The above factors and other current and future operational initiatives of the Company may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Gross profit

Consolidated gross profit increased $68.8 million, or 22.4%, to $376.1 million in the six months ended July 29, 2017 from $307.3 million in the six months ended July 30, 2016. As a percentage of net revenues, consolidated gross margin increased 1.1% to 31.9% of net revenues in the six months ended July 29, 2017 from 30.8% of net revenues in the six months ended July 30, 2016.

RH Segment gross profit for the six months ended July 29, 2017 was negatively impacted by $4.6 million related to the reduction of revenue and incremental costs associated with product recalls. RH Segment gross profit for the six months ended July 30, 2016 was negatively impacted by $7.7 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The coupons expired in March 2016.

Waterworks gross profit for the six months ended July 29, 2017 and July 30, 2016 was negatively impacted by $1.9 million and $3.4 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the product recalls, impact of the coupons redeemed in connection with the legal claim and amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 0.5% to 32.4% of net revenues in the six months ended July 29, 2017 from 31.9% of net revenues in the six months ended July 30, 2016.

RH Segment gross profit

RH Segment gross profit increased $51.3 million, or 17.0%, to $352.6 million in the six months ended July 29, 2017 from $301.3 million in the six months ended July 30, 2016. As a percentage of net revenues, RH Segment gross margin increased 0.8% to

31.6% of net revenues in the six months ended July 29, 2017 from 30.8% of net revenues in the six months ended July 30, 2016. Excluding the product recalls and impact of the coupons redeemed in connection with the legal claim mentioned above, RH Segment gross margin would have increased 0.3% to 31.9% of net revenues in the six months ended July 29, 2017 from 31.6% of net revenues in the six months ended July 30, 2016.

The increase in gross margin was due to incremental shipping charges incurred during the six months ended July 30, 2016 related to RH Modern production delays, whereas in the first half of fiscal 2017 we did not experience similar delays. In addition, during the six months ended July 29, 2017 we experienced occupancy leverage in our fixed retail and distribution occupancy costs, partially offset by increased outlet occupancy costs.

We experienced deleverage in our gross margins related to our continued efforts to optimize inventory and rationalize our SKU count during the six months ended July 29, 2017. This decrease in product margins was due to higher outlet and warehouse sales driven by increased promotions and higher discounts, as well as higher outlet square footage, lower selling margins on discontinued products and the impact of markdowns on inventory related reserves. These decreases were partially offset by lower customer accommodations and an increase in Membership revenue recognized.

Waterworks gross profit

Waterworks gross profit increased $17.4 million, or 288.4%, to $23.4 million in the six months ended July 29, 2017 from $6.0 million in the six months ended July 30, 2016. The increase in Waterworks gross profit is primarily due to the six months ended July 29, 2017 representing twenty-six weeks of results, whereas the six months ended July 30, 2016 only includes nine weeks of results as Waterworks was acquired on May 27, 2016. As a percentage of net revenues, Waterworks gross margin increased 9.9% to 39.0% of net revenues in the six months ended July 29, 2017 from 29.1% of net revenues in the six months ended July 30, 2016. Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have decreased 3.4% to 42.1% of net revenues in the six months ended July 29, 2017 from 45.5% of net revenues in the six months ended July 30, 2016. The decrease in gross margin is primarily due to deleverage in occupancy costs, as well as changes in product mix.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $60.3 million, or 20.3%, to $357.1 million in the six months ended July 29, 2017 compared to $296.8 million in the six months ended July 30, 2016.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $45.8 million, or 16.1%, to $330.3 million in the six months ended July 29, 2017 compared $284.5 million in the six months ended July 30, 2016.

RH Segment selling, general and administrative expenses for the six months ended July 29, 2017 included $23.9 million related to a fully vested option grant made to Mr. Friedman in May 2017, $0.1 million incremental costs associated with product recalls and a gain of $1.3 million related to the sale of building and land.

RH Segment selling, general and administrative expenses for the six months ended July 30, 2016 included $4.7 million associated with a reorganization, including severance and related taxes, $2.8 million related to charges and expenses incurred as a result of the Waterworks transaction, and $1.0 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

Advertising and marketing costs increased $17.1 million during the six months ended July 29, 2017 as compared to July 30, 2016, primarily due to the timing of our Source Book mailings. In the second quarter of fiscal 2017 we amortized costs related to our 2016 Interiors Source Book which was circulated in the fall of 2016. The 2016 Interiors Source Book mailing was complete in mid-December and therefore resulted in amortized costs in the first half of fiscal 2017, whereas the first half of fiscal 2016 did not incur similarly timed expenses. In addition, we had an increase in credit card fees, employment and employment related costs, and depreciation associated with upgrades in our technology infrastructure.

RH Segment selling, general and administrative expenses were 27.4% and 28.2% of net revenues for the six months ended July 29, 2017 and July 30, 2016, respectively, excluding the fully vested option grant made to Mr. Friedman in May 2017, the product recall costs, the gain related to the sale of building and land, the reorganization costs, the charges and expenses incurred as a result of the Waterworks transaction, and the impact of coupons redeemed in connection with the legal claim mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our employment and employment related costs and leverage in our corporate occupancy costs, partially offset by an increase in advertising and marketing costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $14.5 million, or 118.2%, to $26.7 million in the six months ended July 29, 2017 compared $12.3 million in the six months ended July 30, 2016.

The increase in Waterworks selling, general and administrative expenses is primarily due to the six months ended July 29, 2017 representing twenty-six weeks of results, whereas the six months ended July 30, 2016 only includes nine weeks of results as Waterworks was acquired on May 27, 2016. This increase is partially offset by stock-based compensation of $3.7 million related to the fully vested option grants made in connection with our acquisition of Waterworks during the six months ended July 30, 2016.

Excluding the fully vested option grants made in connection with our acquisition of Waterworks, Waterworks selling, general and administrative expenses would have been 44.5% and 41.3% of net revenues in the six months ended July 29, 2017 and July 30, 2016, respectively.

Interest expense—net

Interest expense increased $5.1 million to $26.6 million for the six months ended July 29, 2017 compared to $21.4 million for the six months ended July 30, 2016. Interest expense consisted of the following:

	Six Months Ended
	July 29,	July 30,
	2017	2016
	(in thousands)
Amortization of convertible senior notes debt discount	$15,018	$14,212
Build-to-suit lease transactions	8,227	6,336
Amortization of debt issuance costs and deferred financing fees	1,937	1,250
Asset based credit facility	1,427	881
Term loans	824	—
Other interest expense	1,138	1,682
Capitalized interest for capital projects	(1,581)	(1,292)
Interest income	(409)	(1,632)
Total interest expense—net	$26,581	$21,437

Income tax expense (benefit)

Income tax expense was $3.7 million in the six months ended July 29, 2017 compared to a benefit of $4.3 million in the six months ended July 30, 2016. Our effective tax rate was -48.5% and 39.9% for the six months ended July 29, 2017 and July 30, 2016, respectively. The effective tax rate in the six months ended July 29, 2017 was significantly impacted by (i) non-deductible stock-based compensation, (ii) our reporting a net loss before income taxes and (iii) net excess tax benefits from stock-based compensation resulting from the Company’s adoption of ASU 2016-09 in the first quarter of fiscal 2017.

Liquidity and Capital Resources

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. We completed our first share repurchase program in an amount of $300 million during the first fiscal quarter of 2017 and completed our second repurchase program in an amount of $700 million during the second fiscal quarter of 2017 (refer to “Share Repurchase Programs” below). We intend to evaluate our capital allocation from time to time and may engage in future share repurchases in circumstances buying shares of our common stock represents a good value and provides a favorable return for our shareholders.

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

We extended and amended our revolving line of credit in June 2017 which has a total availability of $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. In addition, we have an $80.0 million last out, delayed draw term loan (“LILO term loan”) facility. The revolving line of credit and LILO term loan facility have a maturity date of June 28, 2022.

We entered into a second lien credit agreement in July 2017 with respect to an initial term loan in an aggregate principal amount equal to $100.0 million with a maturity date of January 7, 2023 (the “second lien term loan”), the proceeds of which were used to support our share repurchase program. We anticipate repayment of this debt during the second half of fiscal 2017.

We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes, borrowing availability under the revolving line of credit, borrowings under our term loans and other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and other capital needs for the next 12 months.

Our business has relied on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as borrowings under our credit facilities as our primary sources of liquidity. We have pursued in the past, and may pursue in the future, additional strategies to generate liquidity for our operations, including through the strategic sale of assets, utilization of our credit facilities, and entry into new debt financing arrangements that present attractive terms.

During the first quarter of fiscal 2017, we received cash of $4.9 million for the sale of an aircraft, net of $0.3 million of costs to dispose of the aircraft, which was classified as asset held for sale, and during the second quarter of fiscal 2017 we received cash of $10.2 million for the sale of a real estate parcel that we owned on which one of our retail Galleries is located, which was classified as asset held for sale. We may in the future pursue additional strategies, through the use of existing assets and debt facilities, or through the pursuit of new external sources of liquidity and debt financings, to fund our strategies to enhance stockholder value. There can be no assurance that additional capital, whether raised through the sale of assets, utilization of our existing debt financing sources, or pursuit of additional debt financing sources, will be available to us on a timely manner, on favorable terms or at all. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital.

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

We anticipate our gross capital expenditures to be approximately $120 million to $140 million for fiscal 2017. Our fiscal 2017 capital expenditures will be offset by cash flows from operating activities. Our efforts to optimize inventory and reduce capital spending generated substantial free cash flow in the first half of fiscal 2017, and we expect to generate additional free cash flow for the remainder of the year.

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

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms to the extent necessary to fund all of our initiatives, or that sufficient incremental debt will be available to us in order to fund our cash payments in respect of the repayment of our outstanding convertible senior notes in an aggregate principal amount of $650 million at maturity of such senior convertible notes or our terms loans at the maturity dates of such term loans. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash upon maturity of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest t rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Six Months Ended
	July 29,	July 30,
	2017	2016
		As Revised
	(in thousands)
Provided by (used in) operating activities	$316,398	$(73,649)
Provided by (used in) investing activities	$146,238	$(218,514)
Used in financing activities	$(528,077)	$(2,593)
Decrease in cash and cash equivalents	$(65,386)	$(294,304)
Cash and cash equivalents at end of period	$21,637	$37,163

Net Cash Provided By (Used In) Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the six months ended July 29, 2017, net cash provided by operating activities was $316.4 million and consisted of a decrease in uses of working capital and other activities of $239.7 million and non-cash items of $87.9 million, offset by net loss of $11.2 million. Working capital and other activities consisted primarily of decreases in inventory of $140.3 million due to our SKU rationalization initiative, outlet inventory optimization efforts and revised DC network strategy. We also had decreases in prepaid expense and other current assets of $37.3 million primarily due to amortization of our capitalized catalog costs and a reduction in prepaid rent. In addition, we had increases in deferred revenue and customer deposits of $30.3 million and increases in accounts payable and accrued liabilities of $29.9 million due to the timing of payments.

For the six months ended July 30, 2016, net cash used in operating activities was $73.6 million and consisted of a net loss of $6.6 million and an increase in uses of working capital and other activities of $129.1 million, offset by non-cash items of $62.1 million. Working capital and other activities consisted primarily of decreases in accounts payable and accrued liabilities of $63.5 million primarily due to the timing of payments to our vendors, and increases in inventory of $52.1 million related to the increase in both existing and new products. In addition, other current liabilities decreased $23.3 million primarily due to federal and state tax payments, and prepaid expense and other current assets increased $16.4 million due to an increase in prepaid expenses and federal and state tax benefits recorded for the six months ended July 30, 2016. This was partially offset by increases in deferred revenue and customer deposits of $15.3 million and an increase in other non-current obligations of $9.0 million primarily due to a deferred contract incentive.

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

For the six months ended July 29, 2017, net cash provided by investing activities was $146.2 million primarily as a result of sales and maturities of investments in available-for-sale securities of $145.0 million and $46.9 million, respectively, the proceeds of which were used to fund the share repurchases made under the $300 Million Repurchase Program. In addition, we had net proceeds from the sale of building and land and the sale of an aircraft of $10.2 million and $4.9 million, respectively. These increases to cash were partially offset by investments in new Galleries, information technology and systems infrastructure, and supply chain investments of $39.4 million, purchases of investments in available-for-sale securities of $16.1 million and payments of $5.3 million to escrow accounts for future construction of next generation Design Galleries.

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

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offerings, credit facilities, as well as share repurchases and other equity related transactions.

For the six months ended July 29, 2017, net cash used in financing activities was $528.1 million primarily due to $1.0 billion of share repurchases made under the $300 Million Repurchase Program and $700 Million Repurchase Program. Cash funding for the share repurchase programs was provided by available cash balances, net borrowings under the asset based credit facility of $283.0 million, as well as new debt issued under the second lien term loan of $100.0 million, the LILO term loan facility of $80.0 million and a promissory note secured by our aircraft of $14.0 million.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of July 29, 2017, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of July 29, 2017. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 2.5 million shares of our common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was $68.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 2.5 million shares of our common stock at a price of $189.00 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 5.1 million shares of common stock (which cap may also be subject to adjustment). We received $30.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2020 Notes until our common stock is above approximately $189.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

We recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of July 29, 2017, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of July 29, 2017. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of $171.98 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 6.0 million shares of common stock (which cap may also be subject to adjustment). We received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

Asset Based Credit Facility

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders. On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (the “credit agreement”). The credit agreement has a revolving line of credit with availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. In addition, the credit agreement establishes an up to $80.0 million LILO term loan facility.

The availability of credit at any given time under the credit agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). All obligations under the credit agreement are secured by substantially all of the assets, including accounts receivable, inventory, intangible assets, property, equipment, goods and fixtures of Restoration Hardware, Inc., Restoration Hardware Canada, Inc., RH US, LLC, Waterworks Operating Co., LLC and Waterworks IP Co., LLC.

Borrowings under the revolving line of credit and LILO term loan facility are subject to interest, at the borrowers’ option, at either the bank’s reference rate or LIBOR (or, in the case of the revolving line of credit, the Bank of America “BA” Rate or the Canadian Prime Rate, as such terms are defined in the credit agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case.

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

The credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x)

the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base . If the availability under the credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed-charge coverage ratio (“FCCR”) of at least one to one. The consolidated FCCR is based upon the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of July 29, 2017, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

The credit agreement requires a daily sweep of cash to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $40.0 million and (B) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base.

As of July 29, 2017, Restoration Hardware, Inc. had $283.0 million in outstanding borrowings and $181.1 million of availability under the revolving line of credit, net of $13.1 million in outstanding letters of credit. As of July 29, 2017, the Company had $80.0 million outstanding borrowings under the LILO term loan facility. As a result of the consolidated FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit would be approximately $129.4 million.

Second Lien Credit Agreement

On July 7, 2017, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into a credit agreement (the “second lien credit agreement”), dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, the guarantors party thereto, the lenders party thereto, each of whom are funds and accounts managed or advised by Apollo Capital Management, L.P., and its affiliated investment managers, and Wilmington Trust, National Association as administrative agent and collateral agent with respect to an initial term loan in an aggregate principal amount equal to $100.0 million with a maturity date of January 7, 2023 (the “second lien term loan”).

The second lien term loan bears interest at an annual rate generally based on LIBOR plus 8.25%. This rate is a floating rate that resets periodically based upon changes in LIBOR rates during the life of the second lien term loan. At the date of borrowing, the rate was set at one month LIBOR plus 8.25%.

All obligations under the second lien term loan are secured by a second lien security interest in assets of the loan parties including inventory, receivables and certain types of intellectual property. The second lien security interest is granted with respect to substantially the same collateral that secures the credit agreement. The second lien ranks junior in priority and is subordinated to the first lien in favor of the lenders with respect to the credit agreement.

The borrowings under the second lien credit agreement may be prepaid in whole or in part at any time, subject to certain minimum payment requirements and a prepayment premium.

The second lien credit agreement contains various restrictive and affirmative covenants generally in line with the covenants and restrictions contained in the credit agreement including required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, make certain restricted payments, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size.

The second lien credit agreement also contains a financial ratio covenant not found in the credit agreement based upon a senior secured leverage ratio of consolidated secured debt to consolidated EBITDA.

The second lien credit agreement also contains a consolidated fixed charge coverage ratio generally based on the same formulation set forth in the credit agreement such that the borrower may not make certain “restricted payments” in the event that certain ratios are not met and contains certain events of default and other customary terms and conditions for a second lien credit agreement.

As of July 29, 2017, Restoration Hardware, Inc. had $100.0 million in outstanding borrowings. As of July 29, 2017, Restoration Hardware, Inc. was in compliance with all applicable covenants of the second lien credit agreement.

Intercreditor Agreement

On July 7, 2017, in connection with the second lien credit agreement, Restoration Hardware, Inc. entered into an intercreditor agreement (the “intercreditor agreement”) with the administrative agent and collateral agent under the credit agreement and the administrative agent and collateral agent under the second lien credit agreement. The intercreditor agreement establishes various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the credit agreement and the second lien credit agreement without the consent of the other party

Share Repurchase Programs

On February 21, 2017, our board of directors authorized a stock repurchase program of up to $300 million (the “$300 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. During the three months ended April 29, 2017, we repurchased approximately 7.8 million shares of our common stock under the $300 Million Repurchase Program at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million. No additional shares will be repurchased in future periods under the $300 Million Repurchase Program.

Following completion of the $300 Million Repurchase Program, our board of directors authorized on May 2, 2017 an additional stock repurchase program of up to $700 million (the “$700 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. During the three months ended July 29, 2017, we repurchased approximately 12.4 million shares of our common stock under the $700 Million Repurchase Program at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million. No additional shares will be repurchased in future periods under the $700 Million Repurchase Program.

Contractual Obligations

We enter into long-term contractual obligations and commitments, primarily debt obligations and non-cancelable operating leases, in the normal course of business. As of July 29, 2017, our contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2017	2018-2019	2020–2021	Thereafter
	(in thousands)
Convertible senior notes due 2019	$350,000	$—	$350,000	$—	$—
Convertible senior notes due 2020	300,000	—	—	300,000	—
Asset based credit facility (1)	283,000	—	—	—	283,000
Term loans (2)	180,000	—	—	—	180,000
Operating leases (3)	703,329	45,555	160,246	123,035	374,493
Other non-current obligations (4)	806,221	17,271	77,090	86,735	625,125
Capital lease obligations	15,264	708	2,832	2,569	9,155
Notes payable for share repurchases	19,390	—	893	—	18,497
Promissory note	13,883	700	2,800	2,800	7,583
Letters of credit	13,118	13,118	—	—	—
Total	$2,684,205	$77,352	$593,861	$515,139	$1,497,853

(1)	Under the credit agreement, the asset based credit facility has a maturity date of June 28, 2022.
(2)

Under the credit agreement, the $80.0 million LILO term loan facility has a maturity date of June 28, 2022. Under the second lien credit agreement, the $100.0 million second lien term loan has a maturity date of January 7, 2023.

(3)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above does not include future obligations for renewal options that have not yet been exercised. The future operating lease obligations would change if we were to exercise these options. Amounts above do not include estimated contingent rent due under operating leases. Our obligation for contingent rent as of July 29, 2017 was $3.4 million.

(4)

Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. These amounts may be reduced in the event we are able to effect a sale-leaseback on any of these locations.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of July 29, 2017.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. At July 29, 2017, $283.0 million was outstanding under the revolving line of credit. As of July 29, 2017, the undrawn borrowing availability under the revolving line of credit was $181.1 million, net of $13.1 million in outstanding letters of credit. As a result of the FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available under the revolving line of credit would be approximately $129.4 million. Based on the average interest rate on the revolving line of credit during the three months ended July 29, 2017, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

We are subject to interest rate risk in connection with borrowings under our LILO term loan and second lien term loan (the “term loans”), which bear interest at variable rates. At July 29, 2017, $80.0 million and $100.0 million was outstanding under the LILO term loan and second lien term loan, respectively. Based on the average interest rates on the term loans during the three months ended July 29, 2017, we do not believe that a 10% change in the interest rates would have a material effect on our consolidated results of operations or financial condition.

As of July 29, 2017, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of July 29, 2017, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

0.00% Convertible Senior Notes due 2020

In connection with the issuance of the 2020 Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. The convertible note hedge transactions relate to, collectively, 2.5 million shares of our common stock, which represents the number of shares of our common stock underlying the 2020 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2020 Notes. These convertible note hedge transactions are expected to reduce the potential earnings dilution with respect to our common stock upon conversion of the 2020 Notes and/or reduce our exposure to potential cash or stock payments that may be required upon conversion of the 2020 Notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended July 29, 2017

During the three months ended July 29, 2017, we repurchased the following shares of our common stock:

	Number of Shares (1)	Average Purchase Price Per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(in millions)
April 30, 2017 to May 27, 2017	987	$59.87	—	$700
May 28, 2017 to July 1, 2017	8,281,386	$52.58	8,227,873	$268
July 2, 2017 to July 29, 2017	4,143,878	$64.59	4,142,899	$—
Total	12,426,251	$56.59	12,370,772

(1)

Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan. There were 55,479 shares surrendered for this purpose during the three months ended July 29, 2017.

(2)	Reflects shares repurchased as part of the $700 Million Repurchase Program authorized by the board of directors on May 2, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.1*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman	8-K	001-35720	May 3, 2017	10.1

10.2*	Cash Incentive Bonus Plan.	—	—	—	—	X

10.3	Eleventh Amended and Restated Credit Agreement dated as of June 28, 2017 among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	July 3, 2017	10.1

10.4	Credit Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association as administrative agent and collateral agent.	8-K	001-35720	July 13, 2017	10.1

10.5	Intercreditor Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., Bank of America, N.A. and Wilmington Trust, National Association.	8-K	001-35720	July 13, 2017	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

Date: September 7, 2017	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2017	By:	/s/ Karen Boone
Karen Boone
Co-President, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)