Form 10-Q
period 2017-10-28
RH
filed 2017-12-06
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

or

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

As of December 1, 2017, 21,309,941 shares of registrant’s common stock were outstanding.

RH

INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of October 28, 2017, and January 28, 2017	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 28, 2017, and October 29, 2016	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended October 28, 2017, and October 29, 2016	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 28, 2017 and October 29, 2016	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		54

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 28,	January 28,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$22,162	$87,023
Short-term investments	—	142,677
Accounts receivable—net	34,447	34,191
Merchandise inventories	557,345	752,304
Asset held for sale	—	4,900
Prepaid expense and other current assets	75,041	117,162
Total current assets	688,995	1,138,257
Long-term investments	—	33,212
Property and equipment—net	778,320	682,056
Goodwill	175,553	173,603
Trademarks and other intangible assets	100,726	100,757
Deferred tax assets	29,214	28,466
Other non-current assets	28,758	36,169
Total assets	$1,801,566	$2,192,520
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$252,569	$226,980
Deferred revenue and customer deposits	166,579	145,918
Other current liabilities	50,609	43,271
Total current liabilities	469,757	416,169
Asset based credit facility	341,000	—
Term loan—net	79,471	—
Convertible senior notes due 2019—net	323,828	312,379
Convertible senior notes due 2020—net	248,633	235,965
Financing obligations under build-to-suit lease transactions	230,259	203,015
Deferred rent and lease incentives	63,499	60,439
Other non-current obligations	70,395	44,684
Total liabilities	1,826,842	1,272,651
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of October 28, 2017 and January 28, 2017	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 41,525,393 shares issued and 21,305,261 shares outstanding as of October 28, 2017; 41,123,521 shares issued and 40,828,633 shares outstanding as of January 28, 2017	2	4
Additional paid-in capital	843,965	790,866
Accumulated other comprehensive loss	(1,527)	(1,692)
Retained earnings	152,133	150,214
Treasury stock—at cost, 20,220,132 shares as of October 28, 2017 and 294,888 shares as of January 28, 2017	(1,019,849)	(19,523)
Total stockholders’ equity (deficit)	(25,276)	919,869
Total liabilities and stockholders’ equity (deficit)	$1,801,566	$2,192,520

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net revenues	$592,473	$549,328	$1,769,879	$1,548,165
Cost of goods sold	378,148	373,509	1,179,485	1,065,032
Gross profit	214,325	175,819	590,394	483,133
Selling, general and administrative expenses	171,163	160,433	528,213	457,207
Income from operations	43,162	15,386	62,181	25,926
Other expenses
Interest expense—net	18,915	11,091	45,496	32,528
Loss on extinguishment of debt	4,880	—	4,880	—
Total other expenses	23,795	11,091	50,376	32,528
Income (loss) before income taxes	19,367	4,295	11,805	(6,602)
Income tax expense (benefit)	6,216	1,778	9,886	(2,567)
Net income (loss)	$13,151	$2,517	$1,919	$(4,035)
Weighted-average shares used in computing basic net income (loss) per share	21,221,848	40,730,059	29,076,556	40,653,091
Basic net income (loss) per share	$0.62	$0.06	$0.07	$(0.10)
Weighted-average shares used in computing diluted net income (loss) per share	23,535,617	40,926,450	30,593,382	40,653,091
Diluted net income (loss) per share	$0.56	$0.06	$0.06	$(0.10)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net income (loss)	$13,151	$2,517	$1,919	$(4,035)
Net gains (losses) from foreign currency translation	(723)	(915)	154	485
Net unrealized holding gains (losses) on available-for-sale investments	—	(59)	11	84
Total comprehensive income (loss)	$12,428	$1,543	$2,084	$(3,466)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 28,	October 29,
	2017	2016
		As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,919	$(4,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,092	41,248
Non-cash charges resulting from inventory step-up	2,108	5,187
Amortization of debt discount	22,685	21,467
Excess tax shortfall from exercise of stock options	—	2,275
Stock-based compensation expense	42,929	21,711
Non-cash loss on extinguishment of debt	1,880	—
Other non-cash interest expense	4,914	2,971
Change in assets and liabilities—net of acquisition:
Accounts receivable	(319)	(1,445)
Merchandise inventories	190,620	(23,261)
Prepaid expense and other assets	38,419	(30,378)
Accounts payable and accrued expenses	10,491	(63,435)
Deferred revenue and customer deposits	20,617	22,652
Other current liabilities	448	(25,372)
Deferred rent and lease incentives	846	2,953
Other non-current obligations	(1,887)	8,477
Net cash provided by (used in) operating activities	386,762	(18,985)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(76,789)	(104,152)
Construction related deposits	(12,772)	(3,829)
Purchase of trademarks and domain names	(39)	(164)
Proceeds from sale of assets held for sale—net	15,123	—
Purchase of investments	(16,109)	(186,967)
Maturities of investments	46,890	115,938
Sales of investments	145,020	31,896
Acquisition of business—net of cash acquired	—	(116,100)
Net cash provided by (used in) investing activities	101,324	(263,378)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under asset based credit facility	446,000	—
Repayments under asset based credit facility	(105,000)	—
Borrowings under term loans	180,000	—
Repayments under term loans	(100,000)	—
Borrowing under promissory and equipment security notes	34,000	—
Repayments under promissory and equipment security notes	(841)	—
Debt issuance costs	(8,298)	—
Repurchases of common stock—including commissions	(1,000,326)	—
Payments on build-to-suit lease transactions	(8,734)	—
Proceeds from exercise of stock options	15,369	1,591
Excess tax shortfall from exercise of stock options	—	(2,275)
Tax withholdings related to issuance of stock-based awards	(4,881)	(1,365)
Payments on capital leases	(258)	(262)
Net cash used in financing activities	(552,969)	(2,311)
Effects of foreign currency exchange rate translation	22	342
Net decrease in cash and cash equivalents	(64,861)	(284,332)
Cash and cash equivalents
Beginning of period	87,023	331,467
End of period	$22,162	$47,135
Non-cash transactions:
Property and equipment additions due to build-to-suit lease transactions	$35,463	$46,193
Property and equipment additions from use of construction related deposits	$27,077	$3,965
Property and equipment additions in accounts payable and accrued expenses at period-end	$24,081	$23,440
Property and equipment acquired under capital lease	$753	$—

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

As of October 28, 2017, the Company operated a total of 84 retail Galleries and 31 outlet stores in 32 states, the District of Columbia and Canada, and includes 15 Waterworks showrooms in the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the Company’s financial position as of October 28, 2017, and the results of operations for the three and nine months ended October 28, 2017 and October 29, 2016. The Company’s current fiscal year, which consists of 53 weeks, ends on February 3, 2018 (“fiscal 2017”).

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

The results of operations for the three and nine months ended October 28, 2017 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

The following are selected line items from the Company’s unaudited condensed consolidated statements of cash flows illustrating the effect of the corrections (in thousands):

	Nine Months Ended
	October 29,
	2016
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Change in accounts payable and accrued expenses	$(73,574)	$10,139	$(63,435)
Net cash used in operating activities	$(29,124)	$10,139	$(18,985)
Cash and cash equivalents:
Beginning of period	$349,897	$(18,430)	$331,467
End of period	$55,426	$(8,291)	$47,135

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2016-09—Improvements to Employee Share Based Payment Accounting (“ASU 2016-09”). The new guidance simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. One provision requires that the excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of operations, rather than within additional paid-in capital on the balance sheet. The new guidance was effective for the Company beginning on January 29, 2017. As a result of the adoption of this new guidance, the Company recognized an excess tax benefit of $1.9 million and $4.3 million in the provision for income taxes as a discrete item during the three and nine months ended October 28, 2017, respectively. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. As permitted, the Company elected to classify excess tax benefits (shortfalls) as an operating activity in the condensed consolidated statements of cash flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods.

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

The Company continues to assess all potential impacts of the standard. In applying the guidance under Topic 606, specifically related to the indicators of transfer of control, the Company continues to assess the guidance and has not yet concluded how such guidance will be applied to its revenue streams. The Company plans to elect to adopt the practical expedient related to shipping and handling activities. The Company has concluded that the new standard will have an impact related to the accounting for gift card breakage. Under Topic 606 the Company expects to recognize breakage, which is currently recorded as a reduction to selling, general and administrative expenses, as revenue and breakage will be recognized proportional to actual gift card redemptions.

Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt Topic 606 in the first quarter of fiscal 2018. The Company has elected to adopt using a modified retrospective approach with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption.

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

NOTE 3—BUSINESS COMBINATION

On May 27, 2016, the Company acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks”. The purchase price of the acquisition was approximately $119.9 million consisting of $118.4 million funded with available cash and $1.5 million representing the fair value of rollover units, which amount is subject to adjustment for changes in working capital and other items. The rollover units, which are classified as a liability, are included in non-current liabilities on the condensed consolidated balance sheets (refer to Note 15—Stock-Based Compensation). After the transaction, and giving effect to equity interests acquired by management in the business, the Company owns in excess of 90% of the total equity interest in Waterworks, and owns 100% of the voting equity interest.

During the nine months ended October 29, 2016, the Company incurred $2.8 million, of acquisition-related costs associated with the transaction. The Company did not incur any acquisition-related costs during the three months ended October 29, 2016. These costs and expenses include fees associated with financial, legal and accounting advisors, and employment related costs, and are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

The Company recorded a purchase price allocation adjustment of $1.9 million during the first half of 2017. The adjustment primarily related to a subset of inventory acquired for which the Company completed a fair value analysis based on the facts and circumstances that existed as of the acquisition date. Subsequent to the acquisition date, only a small portion of such inventory had been sold and therefore the impact on the Company’s results of operations for historical periods since the acquisition was insignificant. The following table summarizes the purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities, prior to and after the purchase price allocation adjustments (in thousands):

		Purchase Price
	January 28,	Allocation	October 28,
	2017	Adjustments	2017
Tangible assets acquired and liabilities assumed	$18,615	$(1,916)	$16,699
Trademarks	52,100	—	52,100
Goodwill	49,229	1,916	51,145
Total	$119,944	$—	$119,944

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

NOTE 4—ASSET HELD FOR SALE

Building and Land

During the first quarter of fiscal 2017, the Company committed to a plan to sell the building and land at one of its owned retail Galleries, resulting in a reclassification of building and land of $8.2 million from property and equipment to asset held for sale on the condensed consolidated balance sheets as of April 29, 2017. In May 2017, the Company completed the sale of the building and land for approximately $10.2 million and entered into a short-term five month lease agreement to lease the property. As a result, the gain associated with the sale of this property was amortized over a five month period. During the three and nine months ended October 28, 2017, the Company recorded a gain of $0.8 million and $2.1 million, respectively, which is included as a reduction of selling, general and administrative expenses on the condensed consolidated statements of operations. No additional gain associated with this transaction will be recognized in future periods.

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

NOTE 5—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	October 28,	January 28,
	2017	2017
Capitalized catalog costs	$44,252	$61,258
Vendor deposits	8,374	13,276
Federal and state tax receivable	5,598	13,124
Prepaid expense and other current assets	16,817	29,504
Total prepaid expense and other current assets	$75,041	$117,162

Other non-current assets consist of the following (in thousands):

	October 28,	January 28,
	2017	2017
Construction related deposits	$13,739	$28,044
Other deposits	4,926	4,706
Deferred financing fees	4,698	1,530
Other non-current assets	5,395	1,889
Total other non-current assets	$28,758	$36,169

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The following sets forth the goodwill and intangible assets as of October 28, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,925	$(1,862)	$—	$63
Fair market write-down (2)	(1,467)	1,393	—	(74)
Total intangible assets subject to amortization	$458	$(469)	$—	$(11)
Intangible assets not subject to amortization
Goodwill (3)(4)	$175,605	$—	$(52)	$175,553
Trademarks and domain names (4)	$100,663	$—	$—	$100,663

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.
(3)	Waterworks goodwill increased $1.9 million during the nine months ended October 28, 2017 due to purchase price accounting adjustments. Refer to Note 3—Business Combination.
(4)	Refer to Note 18—Segment Reporting for goodwill and trademarks and domain names by reportable segment.

The following sets forth the goodwill and intangible assets as of January 28, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Intangible assets subject to amortization
Fair value of leases (1)
Fair market write-up	$1,925	$(1,792)	$—	$133
Fair market write-down (2)	(1,467)	1,350	—	(117)
Total intangible assets subject to amortization	$458	$(442)	$—	$16
Intangible assets not subject to amortization
Goodwill (3)(4)	$173,690	$—	$(87)	$173,603
Trademarks and domain names (3)(4)	$100,624	$—	$—	$100,624

(1)	The fair value of each lease is amortized over the life of the respective lease.
(2)	The fair market write-down of leases is included in other non-current obligations on the condensed consolidated balance sheets.
(3)	The Company recorded goodwill and trademarks of $49.2 million and $52.1 million, respectively, in fiscal 2016 related to its acquisition of Waterworks. Refer to Note 3—Business Combination.
(4)	Refer to Note 18—Segment Reporting for goodwill and trademarks and domain names by reportable segment.

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	October 28,	January 28,
	2017	2017
Accounts payable	$130,902	$134,720
Accrued compensation	43,697	26,886
Accrued freight and duty	21,952	27,955
Accrued sales taxes	15,517	14,908
Accrued catalog costs	13,296	3,874
Accrued occupancy	11,422	8,137
Accrued professional fees	3,801	2,082
Other accrued expenses	11,982	8,418
Total accounts payable and accrued expenses	$252,569	$226,980

Other current liabilities consist of the following (in thousands):

	October 28,	January 28,
	2017	2017
Unredeemed gift card and merchandise credit liability	$27,448	$24,524
Allowance for sales returns	10,999	10,077
Current portion of non-current debt	5,986	—
Product recall reserves	2,218	4,324
Other current liabilities	3,958	4,346
Total other current liabilities	$50,609	$43,271

NOTE 8—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	October 28,	January 28,
	2017	2017
Notes payable for share repurchases	$19,390	$19,390
Equipment security notes (1)	15,040	—
Promissory note (2)	11,968	—
Capital lease obligations—non-current	7,553	7,242
Deferred contract incentive (3)	5,953	7,739
Unrecognized tax benefits	2,617	2,508
Rollover units and profit interests (4)	2,104	1,784
Other non-current obligations	5,770	6,021
Total other non-current obligations	$70,395	$44,684

(1)	Represents the non-current portion of equipment security notes secured by certain of the Company’s distribution center property and equipment.
(2)	Represents the non-current portion of a promissory note secured by the Company’s aircraft.
(3)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement. The amount will be amortized over the term of the agreement.
(4)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 15—Stock-Based Compensation.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 28, 2017, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of October 28, 2017. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During the three months ended October 28, 2017 and October 29, 2016, the Company recorded $0.3 million and $0.2 million, respectively, related to the amortization of debt issuance costs. During the nine months ended October 28, 2017 and October 29, 2016, the Company recorded $0.8 million and $0.7 million, respectively, related to the amortization of debt issuance costs.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	October 28,	January 28,
	2017	2017
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(48,229)	(60,124)
Net carrying amount	$251,771	$239,876
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.0 million and $3.8 million for the amortization of the debt discount related to the 2020 Notes during the three months ended October 28, 2017 and October 29, 2016, respectively. The Company recorded interest expense of $11.9 million and $11.2 million for the amortization of the debt discount related to the 2020 Notes during the nine months ended October 28, 2017 and October 29, 2016, respectively.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 28, 2017, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of October 28, 2017. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount of $1,000.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During both the three months ended October 28, 2017 and October 29, 2016, the Company recorded $0.2 million related to the amortization of debt issuance costs. During both the nine months ended October 28, 2017 and October 29, 2016, the Company recorded $0.6 million related to the amortization of debt issuance costs.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	October 28,	January 28,
	2017	2017
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(24,666)	(35,457)
Net carrying amount	$325,334	$314,543
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.6 million and $3.5 million for the amortization of the debt discount related to the 2019 Notes during the three months ended October 28, 2017 and October 29, 2016, respectively. The Company recorded interest expense of $10.8 million and $10.3 million for the amortization of the debt discount related to the 2019 Notes during the nine months ended October 28, 2017 and October 29, 2016, respectively.

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

NOTE 10—CREDIT FACILITIES

The following credit facilities were outstanding as of October 28, 2017 (in thousands):

	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount
Asset based credit facility	$341,000	$—	$341,000
LILO term loan	80,000	(529)	79,471
Total credit facilities	$421,000	$(529)	$420,471

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

The Company incurred $3.9 million of deferred financing fees related to the credit agreement, which are included in other non-current assets on the condensed consolidated balance sheets, and will be amortized on a straight line basis over the life of the revolving line of credit, which has a maturity date of June 28, 2022. As a result of the credit agreement, unamortized deferred financing fees of $0.1 million related to the previous facility were expensed during the nine months ended October 28, 2017 and $1.1 million related to the previous facility will be amortized over the life of the new revolving line of credit.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of October 28, 2017, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

As of October 28, 2017, the Company had $341.0 million in outstanding borrowings and $189.0 million of availability under the revolving line of credit, net of $27.7 million in outstanding letters of credit. As of October 28, 2017, the Company had $80.0 million outstanding borrowings under the LILO term loan facility. As a result of the consolidated fixed-charge coverage ratio (“FCCR”) restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit is approximately $125.2 million as of October 28, 2017.

Second Lien Credit Agreement

On July 7, 2017, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into a credit agreement (the “second lien credit agreement”), dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, the guarantors party thereto, the lenders party thereto, each of whom are funds and accounts managed or advised by Apollo Capital Management, L.P., and its affiliated investment managers, and Wilmington Trust, National Association as administrative agent and collateral agent with respect to an initial term loan in an aggregate principal amount equal to $100.0 million with a maturity date of January 7, 2023 (the “second lien term loan”). The second lien term loan of $100.0 million was repaid in full on October 10, 2017. As a result of the repayment, the Company incurred a $4.9 million loss on extinguishment of debt, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

The Company incurred $3.6 million of debt issuance costs related to the second lien credit agreement.

The second lien term loan bore interest at an annual rate generally based on LIBOR plus 8.25%. This rate was a floating rate that reset periodically based upon changes in LIBOR rates during the life of the second lien term loan. At the date of borrowing, the rate was set at one month LIBOR plus 8.25%.

All obligations under the second lien term loan were secured by a second lien security interest in assets of the loan parties including inventory, receivables and certain types of intellectual property. The second lien security interest was granted with respect to substantially the same collateral that secures the credit agreement. The second lien ranked junior in priority and is subordinated to the first lien in favor of the lenders with respect to the credit agreement.

The second lien credit agreement contained various restrictive and affirmative covenants generally in line with the covenants and restrictions contained in the credit agreement including required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, make certain restricted payments, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size.

The second lien credit agreement also contained a financial ratio covenant not found in the credit agreement based upon a senior secured leverage ratio of consolidated secured debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The second lien credit agreement also contained a consolidated fixed charge coverage ratio generally based on the same formulation set forth in the credit agreement such that the borrower may not make certain “restricted payments” in the event that certain ratios were not met and contained certain events of default and other customary terms and conditions for a second lien credit agreement.

Intercreditor Agreement

On July 7, 2017, in connection with the second lien credit agreement, Restoration Hardware, Inc. entered into an intercreditor agreement (the “intercreditor agreement”) with the administrative agent and collateral agent under the credit agreement and the administrative agent and collateral agent under the second lien credit agreement. The intercreditor agreement established various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the credit agreement and the second lien credit agreement without the consent of the other party. The intercreditor agreement was terminated upon repayment of the second lien term loan on October 10, 2017.

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. The Company did not hold any short-term or long-term investments as of October 28, 2017. Assets measured at fair value were as follows as of January 28, 2017 (in thousands):

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the three and nine months ended October 28, 2017 or October 29, 2016. There were no transfers into or out of level 1 and level 2 during the three and nine months ended October 28, 2017 or October 29, 2016.

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

	October 28,		January 28,
	2017		2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes due 2019	$312,281	$325,334	$295,381	$314,543
Convertible senior notes due 2020	$247,300	$251,771	$232,463	$239,876

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

The estimated fair value of the asset based credit facility was $341.0 million, which approximates cost, as of October 28, 2017. Fair value approximates cost as the interest rate associated with the facility is variable and resets frequently.

The estimated fair value of the LILO term loan is $80.0 million, which approximates cost, as of October 28, 2017. Fair value approximates cost as the interest rate associated with the facility is variable and resets frequently.

NOTE 12—INCOME TAXES

The Company recorded income tax expense of $6.2 million and $1.8 million in the three months ended October 28, 2017 and October 29, 2016, respectively. The Company recorded income tax expense of $9.9 million and an income tax benefit of $2.6 million in the nine months ended October 28, 2017 and October 29, 2016, respectively. The effective tax rate was 32.1% and 41.4% for the three months ended October 28, 2017 and October 29, 2016, respectively. The effective tax rate was 83.7% and 38.9% for the nine months ended October 28, 2017 and October 29, 2016, respectively. The effective tax rates for the three and nine months ended October 28, 2017 were impacted by net excess tax benefits from stock-based compensation of $1.9 million and $4.3 million, respectively, resulting from the Company’s adoption of ASU 2016-09 in the first quarter of fiscal 2017. The effective tax rate for the nine months ended October 28, 2017 was also significantly impacted by non-deductible stock-based compensation.

As of October 28, 2017 and January 28, 2017, $6.8 million and $1.4 million, respectively, of the exposures related to unrecognized tax benefits would affect the effective tax rate if realized, of which, as of both October 28, 2017 and January 28, 2017, $1.4 million is included in other non-current obligations on the condensed consolidated balance sheets. In October 2017, the Company filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit was recorded during the three months ended October 28, 2017 given the technical nature and amount of the refund claim. An income tax benefit related to this refund claim could be recorded in a future period upon settlement with the respective taxing authority. As of October 28, 2017, the Company does not have any exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 13—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share is presented in the table below. As the Company was in a net loss position for the nine months ended October 29, 2016, the weighted-average shares outstanding for basic and diluted are the same.

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Weighted-average shares—basic	21,221,848	40,730,059	29,076,556	40,653,091
Effect of dilutive stock-based awards	2,313,769	196,391	1,516,826	—
Weighted-average shares—diluted	23,535,617	40,926,450	30,593,382	40,653,091

The following number of options and restricted stock units were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Options	2,222,103	7,995,703	3,701,484	8,594,487
Restricted stock units	128,723	892,279	305,744	1,151,993
Total anti-dilutive stock-based awards	2,350,826	8,887,982	4,007,228	9,746,480

NOTE 14—SHARE REPURCHASES

$700 Million Share Repurchase Program

On May 2, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $700 million (the “$700 Million Repurchase Program”). Under the $700 Million Repurchase Program, the Company repurchased approximately 12.4 million shares of its common stock at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million, during the three months ended July 29, 2017. As the $700 Million Repurchase Program was completed during the three months ended July 29, 2017, no additional shares were repurchased during the three months ended October 28, 2017 and there will be no repurchases in future periods under this repurchase authorization.

$300 Million Share Repurchase Program

On February 21, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $300 million (the “$300 Million Repurchase Program”). Under the $300 Million Repurchase Program, the Company repurchased approximately 7.8 million shares of its common stock at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million, during the three months ended April 29, 2017. As the $300 Million Repurchase Program was completed during the three months ended April 29, 2017, no additional shares were repurchased during the three months ended October 28, 2017 and there will be no repurchases in future periods under this repurchase authorization.

Share Repurchases Under Equity Plans

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company. No shares were repurchased under equity plans during either the three and nine months ended October 28, 2017 or October 29, 2016. As of both October 28, 2017 and January 28, 2017, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.4 million, which is included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended October 28, 2017 and October 29, 2016, the Company recorded interest expense on the outstanding notes of $0.2 million. During both the nine months ended October 28, 2017 and October 29, 2016, the Company recorded interest expense on the outstanding notes of $0.7 million.

Of the $19.4 million notes payable for share repurchases outstanding as of both October 28, 2017 and January 28, 2017, $15.5 million was due to a current board member of the Company.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $6.7 million and $7.4 million during the three months ended October 28, 2017 and October 29, 2016, respectively. The Company recorded stock-based compensation expense of $42.9 million and $21.7 million during the nine months ended October 28, 2017 and October 29, 2016, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of October 28, 2017, 8,837,586 options were outstanding with a weighted-average exercise price of $50.20 per share and 6,318,980 options were vested with a weighted-average exercise price of $51.96 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of October 28, 2017 was $323.7 million, $283.8 million, and $220.6 million, respectively. Stock options exercisable as of October 28, 2017 had a weighted-average remaining contractual life of 6.37 years. As of October 28, 2017, the total unrecognized compensation expense related to unvested options was $26.8 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.33 years.

As of October 28, 2017, the Company had 825,307 restricted stock units outstanding with a weighted-average grant date fair value of $52.20 per share. During the three months ended October 28, 2017, 18,590 restricted stock units vested with a weighted-average grant date and vest date fair value of $73.95 per share and $73.06 per share, respectively. During the nine months ended

October 28, 2017, 264,843 restricted stock units vested with a weighted-average grant date and vest date fair value of $59.11 per share and $54.71 per share, respectively. As of October 28, 2017, there was $22.5 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 3.26 years.

Chairman and Chief Executive Officer Option Grant

On May 2, 2017, the Company’s Board of Directors granted Mr. Friedman an option to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to $50 per share.

The option contains dual-condition restrictions consisting of both time-based service restrictions over four years and performance-based restrictions linked to achieving the Company’s common stock price objectives of $100, $125 and $150 per share. The option is fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option resulted in a one-time non-cash stock compensation charge of $23.9 million in the nine months ended October 28, 2017. The Company did not record any expense related to this grant in the three months ended October 28, 2017.

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

2012 Stock Incentive Plan Grant to Waterworks Associates

On May 27, 2016, on the date of our acquisition of Waterworks, the Company granted stock options to certain Waterworks associates under the 2012 Stock Incentive Plan to purchase 322,784 shares of its common stock, with an exercise price of $33.54 per share, which is equal to the closing price of the Company’s common stock on the date of grant. These options are fully vested as of the date of grant but any shares issued upon exercise of such options will be subject to selling restrictions which are scheduled to lapse in five equal installments on the first, second, third, fourth and fifth anniversaries of the grant date. The fully vested options resulted in a one-time non-cash stock-based compensation charge of $3.7 million in the second quarter of fiscal 2016.

Rollover Units

In connection with the acquisition of Waterworks, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Appreciation Rights is determined based on an option pricing method (“OPM”). The Company did not record any expense related to the Appreciation Rights during the three or nine months ended October 28, 2017 or October 29, 2016. As of both October 28, 2017 and January 28, 2017, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Profit Interests is determined based on an OPM. For the three and nine months ended October 28, 2017, the Company recorded $0.1 million and $0.3 million, respectively, related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. For the three and nine months ended October 29, 2016 the Company recorded $0.1 million and $0.2 million, respectively, related to the Profit Interests. As of October 28, 2017 and January 28, 2017, the liability associated with the Profit Interests was $0.6 million and $0.3 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

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

NOTE 17—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of October 28, 2017.

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

NOTE 18—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. As of October 28, 2017, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

The Company’s two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management team and customer base, the Company has determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

The Company uses operating income to evaluate segment profitability. Operating income is defined as net income (loss) before interest expense—net and income taxes.

Prior to the Waterworks acquisition, the Company had one reportable segment. As the Company’s acquisition of Waterworks was completed on May 27, 2016, reportable segment financial information for Waterworks below represents twenty-two weeks of results for the nine months ended October 29, 2016, whereas the RH Segment results represent thirty-nine weeks for the nine months ended October 29, 2016. The results for both the three months ended October 28, 2017 and October 29, 2016 include thirteen weeks for both the RH Segment and Waterworks.

Segment Information

The following table presents the statements of operations metrics reviewed by the CODM to evaluate performance internally (in thousands):

	Three Months Ended			Three Months Ended
	October 28,			October 29,
	2017			2016
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$563,174	$29,299	$592,473	$521,027	$28,301	$549,328
Gross profit	$203,221	$11,104	$214,325	$166,124	$9,695	$175,819
Depreciation and amortization	$17,474	$1,072	$18,546	$13,966	$1,070	$15,036

	Nine Months Ended			Nine Months Ended
	October 28,			October 29,
	2017			2016
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$1,680,495	$89,384	$1,769,879	$1,499,101	$49,064	$1,548,165
Gross profit	$555,844	$34,550	$590,394	$467,402	$15,731	$483,133
Depreciation and amortization	$47,761	$3,331	$51,092	$39,484	$1,764	$41,248

The following table presents the balance sheet metrics reviewed by the CODM to evaluate performance internally (in thousands):

	October 28,			January 28,
	2017			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,409	$51,144	$175,553	$124,374	$49,229	$173,603
Trademarks and domain names	$48,563	$52,100	$100,663	$48,524	$52,100	$100,624
Total assets	$1,649,057	$152,509	$1,801,566	$2,040,346	$152,174	$2,192,520

(1)	Waterworks goodwill increased $1.9 million during the nine months ended October 28, 2017 due to purchase price accounting adjustments. Refer to Note 3—Business Combination.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) non-cash compensation charges related to a fully vested option grant made to Mr. Friedman and the fully vested option grants made in connection with the acquisition of Waterworks, (ii) reduction of net revenues, incremental costs and inventory charges associated with product recalls, (iii) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks, (iv) costs associated with anticipated distribution center closures, (v) gain on sale of building and land, (vi) charges incurred for the estimated cumulative impact of coupons redeemed in connection with a legal claim, (vii) costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards, and (viii) costs incurred in connection with the acquisition of Waterworks including professional fees. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table shows segment operating income (loss) and income (loss) before tax (in thousands):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Operating income (loss):
RH Segment	$48,724	$18,660	$98,332	$51,687
Waterworks	(719)	(514)	(2,143)	344
Non-cash compensation	—	—	(23,872)	(3,672)
Recall accrual	(3,552)	—	(8,285)	—
Impact of inventory step-up	(248)	(1,786)	(2,108)	(5,187)
Distribution center closures	(1,862)	—	(1,862)	—
Gain on sale of building and land	819	—	2,119	—
Legal claim	—	—	—	(8,701)
Reorganization related costs	—	(974)	—	(5,698)
Acquisition related costs	—	—	—	(2,847)
Operating income	43,162	15,386	62,181	25,926
Interest expense—net	18,915	11,091	45,496	32,528
Loss on extinguishment of debt	4,880	—	4,880	—
Income (loss) before tax	$19,367	$4,295	$11,805	$(6,602)

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Furniture	$383,281	$343,946	$1,125,220	$985,639
Non-furniture	209,192	205,382	644,659	562,526
Total net revenues	$592,473	$549,328	$1,769,879	$1,548,165

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of October 28, 2017, the Company operates 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Geographic revenues are determined based upon where service is rendered.

No single customer accounted for more than 10% of the Company’s revenues in the three or nine months ended October 28, 2017 or October 29, 2016.

NOTE 19—SUBSEQUENT EVENT

Distribution Center Closures

During the third quarter of fiscal 2017, the Company committed to a plan to close its Mira Loma, CA and Dallas, TX furniture distribution centers by the end of fiscal 2017, prior to the end of the respective lease terms. The Mira Loma, CA distribution center closed in November 2017 and the Dallas, TX distribution center is expected to close by the end of fiscal 2017. During the three months ended October 28, 2017, the Company incurred costs in its RH Segment of $1.9 million associated with the distribution center closures, including $1.4 million of severance which is included in selling, general and administrative expenses on the condensed consolidated statements of operations and $0.5 million of inventory transfers costs which is included in cost of goods sold on the condensed consolidated statements of operations. As of October 28, 2017, the remaining accrual associated with these closures was $1.7 million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. The Company expects to record additional expenses related to the distribution center closures during the fourth quarter of fiscal 2017, primarily related to liabilities for lease losses and losses on disposal of capitalized property and equipment. The Company estimates that the remaining charge will be approximately $0.5 million to $1.0 million for the Mira Loma, CA distribution center closure. The Company is not currently able to estimate the remaining charge expected to be incurred upon the Dallas, TX distribution center closure due to the uncertainty in the timing and the market rental rates the Company will be able to obtain for a sublease agreement for the space.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. As of October 28, 2017, we operated a total of 84 retail Galleries, consisting of 48 legacy Galleries, 6 larger format Design Galleries, 9 next generation Design Galleries, 1 RH Modern Gallery and 5 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms in the United States and in the U.K. In addition, as of October 28, 2017, we operated 31 outlet stores throughout the United States and Canada.

In fiscal 2016, we experienced a slowdown in sales and substantially lower level of profits than in prior periods. We have undertaken initiatives to specifically address the temporal factors affecting our results in fiscal 2016, in addition to the other numerous initiatives we are undertaking to improve our business and financial performance in fiscal 2017 and beyond. If these initiatives are successful, we may return to rates of growth in revenues and improvements in margins and profitability that are more in line with our historical growth patterns prior to the downturn that we experienced in fiscal 2016. However, there can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties during fiscal 2017 and future time periods that may have a negative impact on growth and profitability. For further information on the temporal factors affecting our results and our initiatives, see Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Key Value Driving Strategies in this Quarterly Report on Form 10-Q and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations in our 2016 Form 10-K.

Over the past 18 months, we transformed our business from a promotional to a membership model that is enhancing our brand, streamlining our operations, and improving the customer experience. We believe that the transition to a membership model has had a favorable impact on our business and financial performance including through a reduction in our return rate, exchange rate and cancel rate resulting in higher conversion of demand into revenues. As of October 28, 2017, we had approximately 380,000 members which drove approximately 95% of sales of our core RH business during the three months ended October 28, 2017.

Simultaneously we began the redesign of our supply chain network, rationalizing our product offerings, and transitioning inventory into fewer facilities, creating a more capital efficient model. As a result, we were able to forego building a fifth furniture distribution center planned to open in 2017 and we expect to consolidate our current furniture distribution center network from four to two locations by the fourth quarter of 2017. We anticipate that managing our business in fewer facilities will reduce inventory risk, increase turns, improve merchandise margins and eliminate the occupancy and overhead of approximately 1.75 million square feet of distribution space.

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience and simplify our distribution network, as well as to expand our product offering and transform our real estate. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. For example, our efforts to optimize our distribution network could cause us to incur costs and expenses in the short term with respect to changes in the way in which we operate our business such as charges related to closure of distribution centers. The above factors and other current and future operational initiatives of the Company may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

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

Key Value Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies:

•

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of next generation Design Galleries that are sized to the potential of each market and the size of our assortment. New next generation Design Gallery sites are identified based on a variety of factors, including timing of legacy Gallery lease expiration, availability of suitable new site locations, the negotiation of favorable economic terms to the Company for the new location, as well as satisfactory and timely completion of real estate development including procurement of permits and completion of construction. The number of next generation Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects. We opened RH Toronto in October 2017 and RH West Palm in November 2017, both with integrated food and beverage offerings, and expect to open at least three Design Galleries in fiscal 2018.

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
•

Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, we are also working to enhance the brand experience in other aspects of our business. We are making changes in many aspects of our business processes that affect our customers, including improvements in product quality and enhancements in sourcing, product availability, in-home delivery and all aspects of customer care and service. We have invested significant time in fiscal 2017 architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data. We also believe that the introduction of experiential brand-enhancing products and services, such as expanded design ateliers, the RH Interior Design program and the planned launch of an integrated food and beverage experience in a number of our new Galleries, will further enhance our customers’ in-store experience, in addition to allowing us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

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
•

Optimize the Allocation of Capital in the Business. We believe that our operations and current initiatives present a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing cash on our balance sheet as well as deploying capital to repurchase shares of our common stock which we believe creates a long term benefit to our shareholders. We have also incurred additional debt to fund a portion of our share repurchase programs and we believe that was a good capital allocation given favorable interest rates on debt and the ability of our business to generate cash in light of current business initiatives in order to paydown and service such debt. During fiscal 2017, one of our initiatives has been to generate additional cash flow through the optimization of inventory and other efforts to make our business more efficient in its use of capital to support operations. Our current efforts to generate more cash flow in our business include rationalizing our SKU count and reducing overall levels of inventory, which involves selling slower moving, discontinued and other inventory through markdowns and through our outlet channel. We have also undertaken initiatives to optimize our distribution network and make significant improvements in the way that we handle merchandise in the distribution and delivery part of our business. We expect that these improvements will result in operational efficiencies in the handling and transportation of merchandise and will enable us to achieve greater efficiency and lower requirements for carrying inventory to meet customer demand. We plan to lower our new Gallery opening cadence to three to five Galleries per year, which we believe will result in improved deal economics, lower build out costs and higher returns and will lower our capital requirements and execution risk over the course of our real estate transformation. We also believe the slower opening cadence will put less pressure on our infrastructure, enabling greater capital discipline throughout the organization. In addition, we have a number of assets that can be sold to third parties in order to generate cash. We expect to transition from a lease to a development model and may enter into sale leaseback transactions with respect to certain real estate that we own, for example, and may enter into capital or operating leases in lieu of purchasing or holding certain assets that are used in our business. We intend to continue to seek out and evaluate opportunities for effectively managing and deploying capital in ways that support and enhance our business initiatives and strategies.

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

In fiscal 2017, we have continued our efforts to optimize inventory and rationalize our SKU count. In the nine months ended October 28 2017, net revenues increased 14%, of which 3 points of growth was related to higher outlet and warehouse sales stemming from our accelerated inventory optimization efforts. While our higher outlet revenues and inventory optimization efforts had a positive impact on revenues and working capital in the first nine months of the year, they had a negative impact on margins and earnings.

Additionally, in fiscal 2017, we expect incremental revenues from the four new Design Galleries opened in 2016, our new Design Gallery in Toronto which opened in October 2017, and the Design Gallery in West Palm Beach which opened in November 2017. The majority of our new Design Galleries under development include a dedicated floor for RH Modern as well as an RH Hospitality offering including restaurants, wine vaults, and pantries, similar to our successful hospitality offering at RH Chicago, The Gallery at the Three Arts Club.

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of operations and other financial and operating data.

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	(dollars in thousands)
Condensed Consolidated Statements of Operations:
Net revenues	$592,473	$549,328	$1,769,879	$1,548,165
Cost of goods sold	378,148	373,509	1,179,485	1,065,032
Gross profit	214,325	175,819	590,394	483,133
Selling, general and administrative expenses	171,163	160,433	528,213	457,207
Income from operations	43,162	15,386	62,181	25,926
Other expenses
Interest expense—net	18,915	11,091	45,496	32,528
Loss on extinguishment of debt	4,880	—	4,880	—
Total other expenses	23,795	11,091	50,376	32,528
Income (loss) before income taxes	19,367	4,295	11,805	(6,602)
Income tax expense (benefit)	6,216	1,778	9,886	(2,567)
Net income (loss)	$13,151	$2,517	$1,919	$(4,035)
Other Financial and Operating Data:
Net revenues:
Stores (1)	$343,222	$306,800	$1,010,120	$872,662
Direct	$249,251	$242,528	$759,759	$675,503
Direct as a percentage of net revenues (2)	42%	44%	43%	44%
Growth in net revenues:
Stores (1)	12%	9%	16%	14%
Direct	3%	-3%	12%	-3%
Total	8%	3%	14%	6%
Comparable brand revenue growth (3)	6%	-6%	7%	-2%
Adjusted net income (4)	$24,424	$8,019	$45,919	$23,861
Capital:
Capital expenditures	$37,427	$58,876	$76,789	$104,152
Construction related deposits (5)	7,487	168	12,772	3,829
Total capital	$44,914	$59,044	$89,561	$107,981

(1)

Stores data represents retail stores, including Waterworks showrooms, plus outlet stores. Net revenues for outlet stores, which include warehouse sales, were $41.2 million and $36.0 million for the three months ended October 28, 2017 and October 29, 2016, respectively, and were $148.4 million and $99.1 million for the nine months ended October 28, 2017 and October 29, 2016, respectively.

(2)	Direct revenues include sales through our Source Books, websites, and phone orders, including our Contract business and a portion of our Trade business.

(3)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child and RH Modern Galleries. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue was included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue was included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition.

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

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$13,151	$2,517	$1,919	$(4,035)
Adjustments pre-tax:
Executive non-cash compensation (a)	—	—	23,872	—
Amortization of debt discount (b)	6,879	6,629	20,384	19,550
Recall accrual (c)	3,552	—	8,285	—
Loss on extinguishment of debt (d)	4,880	—	4,880	—
Distribution center closure (e)	1,862	—	1,862	—
Gain on sale of building and land (f)	(819)	—	(2,119)	—
Legal claim (g)	—	—	—	8,701
Reorganization related costs (h)	—	974	—	5,698
Waterworks acquisition related:
Non-cash compensation (i)	—	—	—	3,672
Impact of inventory step-up (j)	248	1,786	2,108	5,187
Acquisition related costs (k)	—	—	—	2,847
Subtotal adjusted items	16,602	9,389	59,272	45,655
Impact of income tax items (l)	(5,329)	(3,887)	(15,272)	(17,759)
Adjusted net income	$24,424	$8,019	$45,919	$23,861

(a)	Represents a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.
(b)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.8 million and $0.6 million during the three months ended October 28, 2017 and October 29, 2016, respectively. Amounts are presented net of interest capitalized for capital projects of $2.3 million and $1.9 million during the nine months ended October 28, 2017 and October 29, 2016, respectively.

(c)

Represents costs and inventory charges associated with a product recall initiated in the second quarter of fiscal 2017, as well as an adjustment in the nine months ended October 28, 2017 of the accrual related to certain product recalls initiated in the fourth quarter of fiscal 2016. The recall adjustments, which affected our results for the three and nine months ended October 28, 2017, had the following effect on our income before taxes:

	Three Months Ended	Nine Months Ended
	October 28,	October 28,
	2017	2017
	(in thousands)
Reduction of net revenues	$—	$3,813
Incremental cost of goods sold and inventory charges	3,552	4,315
Impact on gross profit	3,552	8,128
Incremental selling, general and administrative expenses	—	157
Impact on income (loss) before income taxes	$3,552	$8,285

(d)	Represents the loss on extinguishment of debt related to the second lien term loan which was repaid in full in October 2017.
(e)

Represents severance expense and certain inventory transfer costs associated with two distribution center closures, one of which was completed in November 2017 and one which is expected to occur in January 2018.

(f)

Represents the gain on the sale of building and land. As we entered into a short-term lease agreement to lease the property subsequent to the sale, the total gain associated with the sale of this property was amortized over a five month period.

(g)

Represents the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

(h)

Represents costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(i)	Represents a non-cash compensation charge related to the fully vested option grants made in connection with our acquisition of Waterworks.
(j)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(k)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.
(l)

The adjustment for the three months ended October 28, 2017 represents the tax effect of the adjusted items based on our effective tax rate of 32.1%. The nine months ended October 28, 2017 includes an adjustment to calculate income tax expense at an adjusted tax rate of 35.4%, which is calculated based on the weighted-average fiscal 2017 quarterly adjusted effective tax rates. The adjustments for the three and nine months ended October 29, 2016 represent the tax effect of the adjusted items based on our effective tax rates of 41.4% and 38.9%, respectively.

(5)	Construction related deposits relate to payments to escrow accounts for future construction of Design Galleries.

The following tables present retail Gallery metrics, which have been calculated based upon retail stores, which includes our RH Baby & Child, RH Modern Galleries and Waterworks Showrooms, and excludes outlet stores.

	Nine Months Ended
	October 28,		October 29,
	2017		2016
	Store Count	Total Leased Selling Square Footage (1)	Store Count	Total Leased Selling Square Footage (1)
		(in thousands)		(in thousands)
Beginning of period	85	912	69	725
Waterworks Showrooms acquired	—	—	15	51.0
Retail Galleries opened:
Waterworks Boston Showroom	1	5.0	—	—
Yorkdale next generation Design Gallery	1	43.3	—	—
Leawood next generation Design Gallery	—	—	1	33.5
Waterworks San Francisco Showroom	—	—	1	5.8
Austin next generation Design Gallery	—	—	1	39.6
Las Vegas next generation Design Gallery	—	—	1	47.6
Retail Galleries closed:
Waterworks Boston Showroom	(1)	(2.1)	—	—
Toronto (Bayview) Legacy Gallery	(1)	(6.0)	—	—
Toronto (Yonge Street) Legacy Gallery	(1)	(8.6)	—	—
Kansas City Legacy Gallery	—	—	(1)	(9.9)
Waterworks - Kansas Street, SF	—	—	(1)	(2.0)
Austin Legacy Gallery	—	—	(1)	(6.2)
End of period	84	944	85	884

(1)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for the three and nine months ended October 28, 2017 includes approximately 4,800 square feet related to one owned store location. Leased selling square footage for the three and nine months ended October 29, 2016 includes approximately 13,000 square feet related to two owned store locations.

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	(in thousands)
Total leased square footage at end of period (1)	1,276	1,208	1,276	1,208
Weighted-average leased square footage (2)	1,250	1,146	1,245	1,066
Weighted-average leased selling square footage (2)	918	816	914	767
Retail sales per leased selling square foot (in dollars) (3)	$329	$330	$941	$1,004

(1)

Total leased square footage as of October 28, 2017 includes approximately 5,400 square feet related to one owned store location. Total leased square footage as of October 29, 2016 includes approximately 24,000 square feet related to two owned store locations.

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

The following table sets forth our condensed consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Condensed Consolidated Statements of Operations:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.8	68.0	66.6	68.8
Gross profit	36.2	32.0	33.4	31.2
Selling, general and administrative expenses	28.9	29.2	29.9	29.5
Income from operations	7.3	2.8	3.5	1.7
Other expenses
Interest expense—net	3.2	2.0	2.5	2.1
Loss on extinguishment of debt	0.8	—	0.3	—
Total other expenses	4.0	2.0	2.8	2.1
Income (loss) before income taxes	3.3	0.8	0.7	(0.4)
Income tax expense (benefit)	1.1	0.3	0.6	(0.1)
Net income (loss)	2.2%	0.5%	0.1%	(0.3%)

Three Months Ended October 28, 2017 Compared to Three Months Ended October 29, 2016

	Three Months Ended
	October 28,			October 29,
	2017			2016
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$563,174	$29,299	$592,473	$521,027	$28,301	$549,328
Cost of goods sold	359,953	18,195	378,148	354,903	18,606	373,509
Gross profit	203,221	11,104	214,325	166,124	9,695	175,819
Selling, general and administrative expenses	159,092	12,071	171,163	148,438	11,995	160,433
Income (loss) from operations	$44,129	$(967)	$43,162	$17,686	$(2,300)	$15,386

(1)

Waterworks results include non-cash amortization of $0.2 million and $1.8 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the three months ended October 28, 2017 and October 29, 2016, respectively.

Net revenues

Consolidated net revenues increased $43.1 million, or 7.9%, to $592.5 million in the three months ended October 28, 2017 compared to $549.3 million in the three months ended October 29, 2016. Stores net revenues increased $36.4 million, or 11.9%, to $343.2 million in the three months ended October 28, 2017 compared to $306.8 million in the three months ended October 29, 2016. Direct net revenues increased $6.7 million, or 2.8%, to $249.3 million in the three months ended October 28, 2017 compared to $242.5 million in the three months ended October 29, 2016. Comparable brand revenue was 6% for the three months ended October 28, 2017.

RH Segment net revenues

RH Segment net revenues increased $42.1 million, or 8.1%, to $563.2 million in the three months ended October 28, 2017 compared to $521.0 million in the three months ended October 29, 2016.

A number of factors contributed to the increase in RH Segment net revenues during the three months ended October 28, 2017, including, in order of magnitude, the introduction of new product categories and the expansion of existing product categories, the performance of our new Design Galleries and an increase in retail weighted-average leased selling square footage, as well as an increase in revenues from our Contract business which represents sales to commercial customers.

Outlet sales, which include sales via warehouse locations, increased $5.1 million in the three months ended October 28, 2017 compared to the three months ended October 29, 2016. We also had an increase in Membership revenue recognized of $4.6 million.

The above increases were partially offset by an approximate 1% negative impact of Hurricanes Harvey and Irma primarily due to store closures and lost sales.

Waterworks net revenues

Waterworks net revenues increased $1.0 million, or 3.5%, to $29.3 million in the three months ended October 28, 2017 compared to $28.3 million in the three months ended October 29, 2016. Waterworks net revenues represented 4.9% and 5.2% of our net revenues for the three months ended October 28, 2017 and October 29, 2016, respectively.

Gross profit

Consolidated gross profit increased $38.5 million, or 21.9%, to $214.3 million in the three months ended October 28, 2017 from $175.8 million in the three months ended October 29, 2016. As a percentage of net revenues, consolidated gross margin increased 4.2% to 36.2% of net revenues in the three months ended October 28, 2017 from 32.0% of net revenues in the three months ended October 29, 2016.

RH Segment gross profit for the three months ended October 28, 2017 was negatively impacted by $3.6 million related to inventory charges associated with product recalls and $0.5 million related to costs associated with anticipated distribution center closures. Waterworks gross profit for the three months ended October 28, 2017 and October 29, 2016 was negatively impacted by $0.2 million and $1.8 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the product recall costs, costs associated with anticipated distribution center closures and the impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 4.6% to 36.9% of net revenues in the three months ended October 28, 2017 from 32.3% of net revenues in the three months ended October 29, 2016.

RH Segment gross profit

RH Segment gross profit increased $37.1 million, or 22.3%, to $203.2 million in the three months ended October 28, 2017 from $166.1 million in the three months ended October 29, 2016. As a percentage of net revenues, RH Segment gross margin increased 4.2% to 36.1% of net revenues in the three months ended October 28, 2017 from 31.9% of net revenues in the three months ended October 29, 2016.

Excluding the product recalls and costs associated with anticipated distribution center closures mentioned above, RH Segment gross margin would have increased 4.9% to 36.8% of net revenues in the three months ended October 28, 2017 from 31.9% of net revenues in the three months ended October 29, 2016. The increase, in order of magnitude, was due to improvements in our core merchandise margins as our SKU rationalization efforts had a reduced impact on our margins this year compared to last year, partially offset by higher outlet and warehouse sales driven by increased promotions and higher discounts. Additionally, gross margin increased due to improvement in shipping costs as a percentage of net revenues.

Waterworks gross profit

Waterworks gross profit increased $1.4 million, or 14.5%, to $11.1 million in the three months ended October 28, 2017 from $9.7 million in the three months ended October 29, 2016. As a percentage of net revenues, Waterworks gross margin increased 3.6% to 37.9% of net revenues in the three months ended October 28, 2017 from 34.3% of net revenues in the three months ended October 29, 2016.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have decreased 1.9% to 38.7% of net revenues in the three months ended October 28, 2017 from 40.6% of net revenues in the three months ended October 29, 2016. The decrease in gross margin is primarily due to changes in product mix and deleverage in occupancy costs.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $10.7 million, or 6.7%, to $171.2 million in the three months ended October 28, 2017 compared to $160.4 million in the three months ended October 29, 2016.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $10.7 million, or 7.2%, to $159.1 million in the three months ended October 28, 2017 compared $148.4 million in the three months ended October 29, 2016.

RH Segment selling, general and administrative expenses for the three months ended October 28, 2017 included $1.4 million related to costs associated with anticipated distribution center closures and a gain of $0.8 million related to the sale of building and land. RH Segment selling, general and administrative expenses for the three months ended October 29, 2016 included $1.0 million associated with a reorganization, including severance and related taxes.

Advertising and marketing costs increased $9.8 million during the three months ended October 28, 2017 as compared to October 29, 2016, primarily due to the timing of our Source Book mailings. In the third quarter of fiscal 2017 we amortized costs related to our 2016 Interiors Source Book which was circulated in the fall of 2016. The 2016 Interiors Source Book mailing was complete in mid-December and therefore resulted in amortized costs in the third quarter of fiscal 2017, whereas the third quarter of fiscal 2016 did not incur similarly timed expenses.

RH Segment selling, general and administrative expenses were 28.2% and 28.3% of net revenues for the three months ended October 28, 2017 and October 29, 2016, respectively, excluding the costs associated with anticipated distribution center closures, the gain related to the sale of building and land and the reorganization costs mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in employment and employment related costs and, to a lesser extent, leverage in our corporate occupancy costs, partially offset by an increase in advertising and marketing costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $0.1 million, or 0.6%, to $12.1 million in the three months ended October 28, 2017 compared to $12.0 million in the three months ended October 29, 2016.

Interest expense—net

Interest expense increased $7.8 million to $18.9 million for the three months ended October 28, 2017 compared to $11.1 million for the three months ended October 29, 2016. Interest expense consisted of the following:

	Three Months Ended
	October 28,	October 29,
	2017	2016
	(in thousands)
Amortization of convertible senior notes debt discount	$7,667	$7,254
Build-to-suit lease transactions	4,133	3,083
Term loans	2,721	—
Asset based credit facility	2,622	584
Amortization of debt issuance costs and deferred financing fees	1,996	634
Other interest expense	772	833
Capitalized interest for capital projects	(966)	(625)
Interest income	(30)	(672)
Total interest expense—net	$18,915	$11,091

Loss on extinguishment of debt

We incurred a $4.9 million loss on extinguishment of debt in the three months ended October 28, 2017 due to the repayment in full of the second lien term loan on October 10, 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

Income tax expense

Income tax expense was $6.2 million and $1.8 million in the three months ended October 28, 2017 and October 29, 2016, respectively. Our effective tax rate was 32.1% and 41.4% for the three months ended October 28, 2017 and October 29, 2016, respectively. The effective tax rate in the three months ended October 28, 2017 was impacted by net excess tax benefits from stock-based compensation of $1.9 million resulting from the Company’s adoption of ASU 2016-09 in the first quarter of fiscal 2017.

Nine Months Ended October 28, 2017 Compared to Nine Months Ended October 29, 2016

Prior to the Waterworks acquisition on May 27, 2016, we had one reportable segment. As we acquired the Waterworks business on May 27, 2016, reportable segment information presented below for Waterworks includes results for twenty-two weeks during the nine months ended October 29, 2016 and includes results for thirty-nine weeks during the nine months ended October 28, 2017. The RH Segment includes results for thirty-nine weeks during both the nine months ended October 28, 2017 and October 29, 2016.

	Nine Months Ended
	October 28,			October 29,
	2017			2016
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$1,680,495	$89,384	$1,769,879	$1,499,101	$49,064	$1,548,165
Cost of goods sold	1,124,651	54,834	1,179,485	1,031,699	33,333	1,065,032
Gross profit	555,844	34,550	590,394	467,402	15,731	483,133
Selling, general and administrative expenses	489,412	38,801	528,213	432,961	24,246	457,207
Income (loss) from operations	$66,432	$(4,251)	$62,181	$34,441	$(8,515)	$25,926

(1)

Waterworks results include non-cash amortization of $2.1 million and $5.2 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the nine months ended October 28, 2017 and October 29, 2016, respectively.

Net revenues

Consolidated net revenues increased $221.7 million, or 14.3%, to $1,769.9 million in the nine months ended October 28, 2017 compared to $1,548.2 million in the nine months ended October 29, 2016. Stores net revenues increased $137.5 million, or 15.8%, to $1,010.1 million in the nine months ended October 28, 2017 compared to $872.7 million in the nine months ended October 29, 2016. Direct net revenues increased $84.3 million, or 12.5%, to $759.8 million in the nine months ended October 28, 2017 compared to $675.5 million in the nine months ended October 29, 2016. Comparable brand revenue was 7% for the nine months ended October 28, 2017.

RH Segment net revenues

RH Segment net revenues increased $181.4 million, or 12.1%, to $1,680.5 million in the nine months ended October 28, 2017 compared to $1,499.1 million in the nine months ended October 29, 2016.

A number of factors contributed to the increase in RH Segment net revenues during the nine months ended October 28, 2017, the most significant of which was our decision to move the mailing of our 2016 Interiors Source Book to the fall of 2016. The 2016 Interiors Source Book mailing was complete in mid-December and therefore was a contributor to net revenues in the first three quarters of fiscal 2017, whereas the first three quarters of fiscal 2016 did not benefit from a similarly timed mailing.

In addition, the following factors resulted in increased RH Segment net revenues, which are listed in order of magnitude. Outlet sales, which include sales via warehouse locations, increased $49.2 million in the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016, representing 3.3% of growth in RH Segment net revenues. Increased outlet sales occurred primarily as a result of our inventory optimization efforts as we increased our outlet promotional activity, including through warehouse sales, and we increased outlet selling square footage by approximately 32% compared to the prior period. Additionally, the performance of our new Design Galleries and an increase in retail weighted-average leased selling square footage contributed to the increase in RH Segment net revenues. Net revenues also increased related to deeper markdowns on discontinued merchandise based on our continued efforts to rationalize our SKU count. We also had an increase in Membership revenue recognized of $18.2 million.

RH Segment net revenues for the nine months ended October 28, 2017 were negatively impacted by $3.8 million related to the reduction of revenue associated with product recalls. During the nine months ended October 29, 2016, RH Segment net revenues were reduced by an estimated $16 million due to customer accommodation and related expenses as a result of our initiative to elevate the customer experience, including in response to production delays related to RH Modern. We did not experience similar production delays during the nine months ended October 28, 2017.

Waterworks net revenues

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks showrooms and included such additional retail stores in our weighted-average leased selling square footage for both the nine months ended October 28, 2017 and October 29, 2016. Waterworks net revenues increased $40.3 million, or 82.2%, to $89.4 million in the nine months ended October 28, 2017 compared to $49.1 million in the nine months ended October 29, 2016. Waterworks net revenues represented 5.1% and 3.2% of our net revenues for the nine months ended October 28, 2017 and October 29, 2016, respectively. The increase in Waterworks net revenues is primarily due to the nine months ended October 28, 2017 representing thirty-nine weeks of results, whereas the nine months ended October 29, 2016 only includes twenty-two weeks of results as Waterworks was acquired on May 27, 2016.

Gross profit

Consolidated gross profit increased $107.3 million, or 22.2%, to $590.4 million in the nine months ended October 28, 2017 from $483.1 million in the nine months ended October 29, 2016. As a percentage of net revenues, consolidated gross margin increased 2.2% to 33.4% of net revenues in the nine months ended October 28, 2017 from 31.2% of net revenues in the nine months ended October 29, 2016.

RH Segment gross profit for the nine months ended October 28, 2017 was negatively impacted by $8.2 million related to the reduction of revenue, incremental costs and inventory charges associated with product recalls and $0.5 million related to costs associated with anticipated distribution center closures. RH Segment gross profit for the nine months ended October 29, 2016 was negatively impacted by $7.7 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The coupons expired in March 2016.

Waterworks gross profit for the nine months ended October 28, 2017 and October 29, 2016 was negatively impacted by $2.1 million and $5.2 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the product recall costs, costs associated with the distribution center closure, impact of the coupons redeemed in connection with the legal claim and amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 1.9% to 33.9% of net revenues in the nine months ended October 28, 2017 from 32.0% of net revenues in the nine months ended October 29, 2016.

RH Segment gross profit

RH Segment gross profit increased $88.4 million, or 18.9%, to $555.8 million in the nine months ended October 28, 2017 from $467.4 million in the nine months ended October 29, 2016. As a percentage of net revenues, RH Segment gross margin increased 1.9% to 33.1% of net revenues in the nine months ended October 28, 2017 from 31.2% of net revenues in the nine months ended October 29, 2016. Excluding the product recall costs, costs associated with anticipated distribution center closures and impact of the coupons redeemed in connection with the legal claim mentioned above, RH Segment gross margin would have increased 1.8% to 33.5% of net revenues in the nine months ended October 28, 2017 from 31.7% of net revenues in the nine months ended October 29, 2016.

The increase in gross margin was primarily due to incremental shipping charges incurred during the nine months ended October 29, 2016 related to RH Modern production delays and our investment to elevate the customer experience. In addition, our merchandise margins were impacted by our SKU rationalization efforts that had a reduced impact on our margins this year compared to last year, partially offset by higher outlet and warehouse sales driven by increased promotions and higher discounts. During the nine months ended October 28, 2017, we experienced occupancy leverage in our fixed distribution and retail occupancy costs, partially offset by increased outlet occupancy costs.

Waterworks gross profit

Waterworks gross profit increased $18.8 million, or 119.6%, to $34.6 million in the nine months ended October 28, 2017 from $15.7 million in the nine months ended October 29, 2016. The increase in Waterworks gross profit is primarily due to the nine months ended October 28, 2017 representing thirty-nine weeks of results, whereas the nine months ended October 29, 2016 only includes twenty-two weeks of results as Waterworks was acquired on May 27, 2016. As a percentage of net revenues, Waterworks gross margin increased 6.6% to 38.7% of net revenues in the nine months ended October 28, 2017 from 32.1% of net revenues in the nine months ended October 29, 2016. Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have decreased 1.6% to 41.0% of net revenues in the nine months ended October 28, 2017 from 42.6% of net revenues in the nine months ended October 29, 2016. The decrease in gross margin is primarily due to changes in product mix and deleverage in occupancy costs.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $71.0 million, or 15.5%, to $528.2 million in the nine months ended October 28, 2017 compared to $457.2 million in the nine months ended October 29, 2016.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $56.5 million, or 13.0%, to $489.4 million in the nine months ended October 28, 2017 compared $433.0 million in the nine months ended October 29, 2016.

RH Segment selling, general and administrative expenses for the nine months ended October 28, 2017 included $23.9 million related to a fully vested option grant made to Mr. Friedman in May 2017, $0.1 million incremental costs associated with product recalls, $1.4 million costs associated with anticipated distribution center closures and a gain of $2.1 million related to the sale of building and land.

RH Segment selling, general and administrative expenses for the nine months ended October 29, 2016 included $5.7 million associated with a reorganization, including severance and related taxes, $2.8 million related to charges and expenses incurred as a result of the Waterworks transaction, and $1.0 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

Advertising and marketing costs increased $26.9 million during the nine months ended October 28, 2017 as compared to October 29, 2016, primarily due to the timing of our Source Book mailings. In the nine months ended October 28, 2017 we amortized costs related to our 2016 Interiors Source Book which was circulated in the fall of 2016. The 2016 Interiors Source Book mailing was complete in mid-December and therefore resulted in amortized costs in the nine months ended October 28, 2017, whereas the nine months ended October 29, 2016 did not incur similarly timed expenses. In addition, we had an increase in employment and employment related costs.

RH Segment selling, general and administrative expenses were 27.7% and 28.2% of net revenues for the nine months ended October 28, 2017 and October 29, 2016, respectively, excluding the fully vested option grant made to Mr. Friedman in May 2017, the product recall costs, costs associated with anticipated distribution center closures, the gain related to the sale of building and land, the reorganization costs, the charges and expenses incurred as a result of the Waterworks transaction, and the impact of coupons redeemed in connection with the legal claim mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our employment and employment related costs and, to a lesser extent, leverage in our corporate occupancy costs, partially offset by an increase in advertising and marketing costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $14.6 million, or 60.0%, to $38.8 million in the nine months ended October 28, 2017 compared $24.2 million in the nine months ended October 29, 2016.

The increase in Waterworks selling, general and administrative expenses is primarily due to the nine months ended October 28, 2017 representing thirty-nine weeks of results, whereas the nine months ended October 29, 2016 only includes twenty-two weeks of results as Waterworks was acquired on May 27, 2016. This increase is partially offset by stock-based compensation of $3.7 million related to the fully vested option grants made in connection with our acquisition of Waterworks during the nine months ended October 29, 2016.

Excluding the fully vested option grants made in connection with our acquisition of Waterworks, Waterworks selling, general and administrative expenses would have been 43.4% and 41.9% of net revenues in the nine months ended October 28, 2017 and October 29, 2016, respectively. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increased employment and employment related costs.

Interest expense—net

Interest expense increased $13.0 million to $45.5 million for the nine months ended October 28, 2017 compared to $32.5 million for the nine months ended October 29, 2016. Interest expense consisted of the following:

	Nine Months Ended
	October 28,	October 29,
	2017	2016
	(in thousands)
Amortization of convertible senior notes debt discount	$22,685	$21,467
Build-to-suit lease transactions	12,360	9,418
Asset based credit facility	4,049	1,465
Amortization of debt issuance costs and deferred financing fees	3,933	1,884
Term loans	3,545	—
Other interest expense	1,910	2,515
Capitalized interest for capital projects	(2,547)	(1,917)
Interest income	(439)	(2,304)
Total interest expense—net	$45,496	$32,528

Loss on extinguishment of debt

We incurred a $4.9 million loss on extinguishment of debt in the nine months ended October 28, 2017 due to the repayment in full of the second lien term loan on October 10, 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

Income tax expense (benefit)

Income tax expense was $9.9 million in the nine months ended October 28, 2017 compared to an income tax benefit of $2.6 million in the nine months ended October 29, 2016. Our effective tax rate was 83.7% and 38.9% for the nine months ended October 28, 2017 and October 29, 2016, respectively. The effective tax rate in the nine months ended October 28, 2017 was significantly impacted by non-deductible stock-based compensation related to the May 2017 grant to Mr. Friedman of an option to purchase 1,000,000 shares of the Company’s common stock and net excess tax benefits from stock-based compensation of $4.3 million resulting from the Company’s adoption of ASU 2016-09 in the first quarter of fiscal 2017. Refer to Note 15—Stock-Based Compensation in our condensed consolidated financial statements for a description of the option grant to Mr. Friedman.

Liquidity and Capital Resources

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. We completed our first share repurchase program in an amount of $300 million during the first quarter of fiscal 2017 and completed our second repurchase program in an amount of $700 million during the second quarter of fiscal 2017 (refer to “Share Repurchase Programs” below). We intend to evaluate our capital allocation from time to time and may engage in future share repurchases in circumstances where buying shares of our common stock represents a good value and provides a favorable return for our shareholders.

We have $650 million in aggregate principal amount of convertible notes outstanding, of which $350 million mature in June 2019 and $300 million mature in June 2020, and we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

We extended and amended our revolving line of credit in June 2017, which has a total availability of $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. In addition, we have an $80.0 million last out, delayed draw term loan (“LILO term loan”) facility. The revolving line of credit and LILO term loan facility have a maturity date of June 28, 2022.

In July 2017, Restoration Hardware, Inc. entered into a credit agreement (the “second lien credit agreement”) with respect to an initial term loan in an aggregate principal amount equal to $100.0 million with a maturity date of January 7, 2023 (the “second lien term loan”). Refer to Second Lien Credit Agreement below. The proceeds of the second lien term loan were used to support our share repurchase program. We repaid this debt in full in October 2017.

We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes, borrowing availability under the revolving line of credit, borrowings under our term loan and other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and other capital needs for the next 12 months.

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

During the first quarter of fiscal 2017, we received cash of $4.9 million for the sale of an aircraft, net of $0.3 million of costs to dispose of the aircraft, which was classified as asset held for sale, and during the second quarter of fiscal 2017 we received cash of $10.2 million for the sale of a real estate parcel that we owned on which one of our retail Galleries was located, which was classified as asset held for sale. We may in the future pursue additional strategies, through the use of existing assets and debt facilities, or through the pursuit of new external sources of liquidity and debt financings, to fund our strategies to enhance stockholder value. There can be no assurance that additional capital, whether raised through the sale of assets, utilization of our existing debt financing sources, or pursuit of additional debt financing sources, will be available to us on a timely manner, on favorable terms or at all. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital.

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

We anticipate our gross capital expenditures to be approximately $120 million to $130 million for fiscal 2017. Our fiscal 2017 capital expenditures will be offset by cash flows from operating activities. Our efforts to optimize inventory and reduce capital spending generated substantial free cash flow in the nine months ended October 28, 2017, and we expect to generate additional free cash flow for the remainder of the year.

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

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms to the extent necessary to fund all of our initiatives, or that sufficient incremental debt will be available to us in order to fund our cash payments in respect of the repayment of our outstanding convertible senior notes in an aggregate principal amount of $650 million at maturity of such senior convertible notes or our terms loan at the maturity dates of such term loan. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash upon maturity of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Nine Months Ended
	October 28,	October 29,
	2017	2016
		As Revised
	(in thousands)
Provided by (used in) operating activities	$386,762	$(18,985)
Provided by (used in) investing activities	$101,324	$(263,378)
Used in financing activities	$(552,969)	$(2,311)
Decrease in cash and cash equivalents	$(64,861)	$(284,332)
Cash and cash equivalents at end of period	$22,162	$47,135

Net Cash Provided By (Used In) Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the nine months ended October 28, 2017, net cash provided by operating activities was $386.8 million and consisted of net income of $1.9 million, and an increase in cash provided by working capital and other activities of $259.3 million and non-cash items of $125.6 million. Working capital and other activities consisted primarily of decreases in inventory of $190.6 million due to our SKU rationalization initiative, outlet inventory optimization efforts and revised DC network strategy. We also had decreases in prepaid expense and other current assets of $38.4 million primarily due to amortization of our capitalized catalog costs, reduction of federal and state tax receivables, and a reduction in prepaid rent. In addition, we had increases in deferred revenue and customer deposits of $20.6 million and increases in accounts payable and accrued liabilities of $10.5 million due to the timing of payments.

For the nine months ended October 29, 2016, net cash used in operating activities was $19.0 million and consisted of a net loss of $4.0 million and an increase in uses of working capital and other activities of $109.8 million, offset by non-cash items of $94.8 million. Working capital and other activities consisted primarily of decreases in accounts payable and accrued liabilities of $63.4 million primarily due to the timing of payments to our vendors, and prepaid expense and other current assets increased $30.4 million due to an increase in capitalized catalog costs related to our decision to move the mailing of our annual Source Books from the Spring to the Fall. In addition, other current liabilities decreased $25.4 million primarily due to federal and state tax payments, and inventory increased $23.3 million related to the increase in both existing and new products. This was partially offset by increases in deferred revenue and customer deposits of $22.7 million and an increase in other non-current obligations of $8.5 million primarily due to a deferred contract incentive.

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

For the nine months ended October 28, 2017, net cash provided by investing activities was $101.3 million primarily as a result of sales and maturities of investments in available-for-sale securities of $145.0 million and $46.9 million, respectively, the proceeds of which were used to fund the share repurchases made under the $300 Million Repurchase Program. In addition, we had net proceeds from the sale of building and land and the sale of an aircraft of $10.2 million and $4.9 million, respectively. These increases to cash were partially offset by investments in new Galleries, information technology and systems infrastructure, and supply chain investments of $76.8 million, purchases of investments in available-for-sale securities of $16.1 million and payments of $12.8 million to escrow accounts for future construction of next generation Design Galleries.

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

For the nine months ended October 28, 2017, net cash used in financing activities was $553.0 million primarily due to $1.0 billion of share repurchases made under the $300 Million Repurchase Program and $700 Million Repurchase Program. Cash funding for the share repurchase programs was provided by available cash balances, net borrowings under the asset based credit facility of $341.0 million, as well as borrowings under the term loans of $180.0 million, borrowings under loans secured by certain equipment of $20.0 million and borrowings under a promissory note secured by our aircraft of $14.0 million. Additionally, proceeds from exercise of employee stock options were $15.4 million. The cash provided by these financing activities was partially offset by repayment of the second lien term loan of $100.0 million, $8.7 million of payments on build-to-suit transactions, debt issuance costs of $8.3 million and $4.9 million cash paid for employee taxes related to net settlement of equity awards.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 28, 2017, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of October 28, 2017. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of October 28, 2017, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of October 28, 2017. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

The credit agreement does not contain any significant financial or coverage ratio covenants unless the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base . If the availability under the credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain a consolidated fixed-charge coverage ratio (“FCCR”) of at least one to one. The consolidated FCCR is based upon the ratio on the last day of each month on a trailing twelve-month basis of (a) (i) consolidated EBITDA (as defined in the agreement) minus (ii) capital expenditures, minus (iii) the income taxes paid in cash to (b) the sum of (i) debt service charges plus (ii) certain dividends and distributions paid. As of October 28, 2017, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

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

As of October 28, 2017, Restoration Hardware, Inc. had $341.0 million in outstanding borrowings and $189.0 million of availability under the revolving line of credit, net of $27.7 million in outstanding letters of credit. As of October 28, 2017, the Company had $80.0 million outstanding borrowings under the LILO term loan facility. As a result of the consolidated FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit would be approximately $125.2 million.

Second Lien Credit Agreement

On July 7, 2017, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into the second lien credit agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, the guarantors party thereto, the lenders party thereto, each of whom are funds and accounts managed or advised by Apollo Capital Management, L.P., and its affiliated investment managers, and Wilmington Trust, National Association as administrative agent and collateral agent with respect to the second lien term loan in an aggregate principal amount equal to $100.0 million with a maturity date of January 7, 2023. The second lien term loan of $100.0 million was repaid in full on October 10, 2017. As a result of the repayment, we incurred a $4.9 million loss on extinguishment of debt, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

Intercreditor Agreement

On July 7, 2017, in connection with the second lien credit agreement, Restoration Hardware, Inc. entered into an intercreditor agreement (the “intercreditor agreement”) with the administrative agent and collateral agent under the credit agreement and the administrative agent and collateral agent under the second lien credit agreement. The intercreditor agreement established various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the credit agreement and the second lien credit agreement without the consent of the other party. The intercreditor agreement was terminated upon repayment of the second lien term loan on October 10, 2017.

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

Contractual Obligations

We enter into long-term contractual obligations and commitments, primarily debt obligations and non-cancelable operating leases, in the normal course of business. As of October 28, 2017, our contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2017	2018-2019	2020–2021	Thereafter
	(in thousands)
Convertible senior notes due 2019	$350,000	$—	$350,000	$—	$—
Convertible senior notes due 2020	300,000	—	—	300,000	—
Asset based credit facility (1)	341,000	—	—	—	341,000
Term loan (2)	80,000	—	—	—	80,000
Operating leases (3)	683,685	23,058	163,223	122,998	374,406
Other non-current obligations (4)	792,723	9,335	78,971	86,513	617,904
Capital lease obligations	14,913	357	2,832	2,569	9,155
Equipment security notes	19,626	1,129	10,281	8,216	—
Notes payable for share repurchases	19,390	—	893	—	18,497
Promissory note	13,533	350	2,800	2,800	7,583
Letters of credit	27,718	27,718	—	—	—
Total	$2,642,588	$61,947	$609,000	$523,096	$1,448,545

(1)	Under the credit agreement, the asset based credit facility has a maturity date of June 28, 2022.
(2)	Under the credit agreement, the $80.0 million LILO term loan facility has a maturity date of June 28, 2022.
(3)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above does not include future obligations for renewal options that have not yet been exercised. The future operating lease obligations would change if we were to exercise these options. Amounts above do not include estimated contingent rent due under operating leases. Our obligation for contingent rent as of October 28, 2017 was $3.6 million.

(4)

Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. These amounts may be reduced in the event we are able to effect a sale-leaseback on any of these locations.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of October 28, 2017.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. At October 28, 2017, $341.0 million was outstanding under the revolving line of credit. As of October 28, 2017, the undrawn borrowing availability under the revolving line of credit was $189.0 million, net of $27.7 million in outstanding letters of credit. As a result of the FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available under the revolving line of credit would be approximately $125.2 million. Based on the average interest rate on the revolving line of credit during the three months ended October 28, 2017, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

We are subject to interest rate risk in connection with borrowings under our LILO term loan, which bears interest at variable rates. At October 28, 2017, $80.0 million was outstanding under the LILO term loan. Based on the average interest rates on the LILO term loan during the three months ended October 28, 2017, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of October 28, 2017, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of October 28, 2017, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended October 28, 2017

During the three months ended October 28, 2017, we repurchased the following shares of our common stock:

	Number of Shares (1)	Average Purchase Price Per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 30, 2017 to August 26, 2017	—	$—	—	$—
August 27, 2017 to September 30, 2017	40,414	$72.18	—	$—
October 1, 2017 to October 28, 2017	752	$77.20	—	$—
Total	41,166	$72.28	—

(1)

Represents shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.

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

RH

Date: December 6, 2017	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2017	By:	/s/ Karen Boone
Karen Boone
President, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)