Form 10-K
period 2018-02-03
RH
filed 2018-03-29
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 28, 2017, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $1,303,469,078. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 23, 2018, 21,518,618 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 3, 2018.

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

On May 27, 2016, we acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks.” After the transaction, and giving effect to equity interests acquired by management in the business, we own in excess of 90% of the total equity interests in Waterworks.

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books, and websites. As of February 3, 2018, we operated a total of 83 retail Galleries consisting of 16 Design Galleries (10 next generation Design Galleries and 6 larger format Design Galleries), 47 legacy Galleries, 1 RH Modern Gallery and 4 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks Showrooms in the United States and in the U.K. In addition, as of February 3, 2018, we operated 32 outlet stores throughout the United States and Canada.

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

Sales Channels

We distribute our products through a fully integrated sales platform comprised of our stores, catalogs and websites. We believe the level of integration among all of our channels and our approach to the market distinguishes us from most other retailers. For fiscal 2017, sales of products originating in our stores represented 56% of our net revenues, while sales from our direct business represented 44% of our net revenues. We believe our channels complement each other and our customers’ buying decisions are influenced by their experiences across more than one of our sales channels. We encourage our customers to shop across our channels and have aligned our business and internal organization to be channel agnostic. Our integrated distribution and product delivery network serves all of our channels. We believe the key advantage of our multiple sales channels is our ability to leverage the unique attributes of each channel in our approach to the market.

Stores

Retail Galleries

Our retail Galleries are located primarily in upscale malls and street locations, as well as in iconic locations. We believe situating our Galleries in desirable locations is critical to the success of our business, and we identify Gallery locations based on a variety of factors, including timing of legacy Gallery lease expiration, deal economics, and availability of suitable new site locations based on several store specific aspects including geographic location, demographics, and proximity to affluent consumers. We pursue a market-based sales strategy, whereby we assess each market’s overall sales potential and how best to approach the market across all of our channels. We customize square footage, as well as catalog circulation, to maximize each market’s sales potential and increase our return on invested capital.

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

We operate the following distinct store types as of February 3, 2018:

1)

Design Galleries, which average approximately 33,000 leased selling square feet (inclusive of next generation Design Galleries which average 42,000 leased selling square feet and larger format Design Galleries which average 19,000 leased selling square feet);

2)	Legacy Galleries, which average approximately 8,000 leased selling square feet;
3)	The RH Modern Gallery, which is located in Los Angeles and is approximately 13,000 leased selling square feet;
4)	RH Baby & Child Galleries, which average approximately 4,000 leased selling square feet; and
5)	Waterworks Showrooms, which average approximately 4,000 leased selling square feet.

We have identified key learnings from our real estate transformation efforts during 2016 and 2017 that have supported our development of a new prototype Design Gallery that will enable us to escalate our new store opening cadence beginning in 2019. The new prototype will range in size from 33,000 square feet inclusive of our integrated hospitality experience to 29,000 square feet without, and will represent our assortments from RH Interiors, RH Modern, RH Baby & Child, RH TEEN and RH Outdoor. Due to the reduced square footage and efficient design, these new Galleries should be significantly more capital efficient and should have lower risk in the real estate development process both with respect to costs and time required for completion. We anticipate these new Galleries will represent approximately two thirds of our target markets and enable us to ramp from three to five new Galleries per year to a pace of five to seven. We will continue to develop and open larger more customized Bespoke Design Galleries in the top metropolitan markets, and indigenous smaller format Bespoke Galleries in second home markets that have attractive customer demographics. As an example of the smaller Bespoke Gallery format, in 2018 we expect to open RH Yountville, the Gallery in the Napa Valley.

We continue to evaluate potential opportunities for standalone RH Baby & Child, RH TEEN and RH Modern Galleries in key markets.

In fiscal 2015, RH unveiled its initial foray into hospitality at RH Chicago, The Gallery at the Three Arts Club. This first of its kind retail concept provides a seamlessly integrated culinary offering, including the 3Arts Club Café, the 3Arts Club Wine Vault &

Tasting Room, and the 3Arts Club Pantry & Espresso Bar. Building on the success in Chicago, RH introduced an integrated hospitality experience in each of the Design Galleries it opened in 2017, RH Toronto and RH West Palm. RH plans to include an integrated hospitality experience in many of the Galleries that will open in fiscal 2018.

Retail Gallery Metrics (1)

	Year Ended
	February 3, 2018		January 28, 2017
	Store Count	Total Leased Selling Square Footage (2)	Store Count	Total Leased Selling Square Footage (2)
		(in thousands)		(in thousands)
Beginning of period	85	912	69	725
Waterworks Showrooms acquired	—	—	15	51.0
Retail Galleries opened:
Toronto (Yorkdale) Design Gallery	1	43.3	—	—
West Palm Design Gallery	1	46.5	—	—
Waterworks Boston Showroom	1	5.0	—	—
Leawood Design Gallery	—	—	1	33.5
Austin Design Gallery	—	—	1	39.6
Las Vegas Design Gallery	—	—	1	47.6
Seattle Design Gallery	—	—	1	35.7
Pittsburgh Gallery	—	—	1	6.0
Waterworks San Francisco Showroom	—	—	1	5.8
Retail Galleries closed:
Toronto (Bayview) legacy Gallery	(1)	(6.0)	—	—
Toronto (Yonge Street) legacy Gallery	(1)	(8.6)	—	—
West Palm legacy Gallery	(1)	(7.1)	—	—
West Palm Baby & Child Gallery	(1)	(2.5)	—	—
Waterworks Boston Showroom	(1)	(2.1)	—	—
Kansas City legacy Gallery	—	—	(1)	(9.9)
Austin legacy Gallery	—	—	(1)	(6.2)
Seattle legacy Gallery	—	—	(1)	(8.1)
Pittsburgh legacy Gallery	—	—	(1)	(5.7)
Waterworks San Francisco (Kansas Street) Showroom	—	—	(1)	(2.0)
End of period	83	981	85	912

Total leased square footage at end of period (3)		1,318		1,242
Weighted-average leased square footage (4)		1,248		1,108
Weighted-average leased selling square footage (4)		916		802
Retail sales per leased selling square foot (5)		$1,270		$1,285

(1)	Retail data has been calculated based upon retail stores, which includes our RH Baby & Child and RH Modern Galleries, and excludes outlet stores.
(2)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for fiscal 2017 includes approximately 4,800 square feet related to one owned store location. Leased selling square footage for fiscal 2016 includes approximately 13,000 square feet related to two owned store locations.

(3)

Total leased square footage for fiscal 2017 includes approximately 5,400 square feet related to one owned store location. Total leased square footage for fiscal 2016 includes approximately 24,000 square feet related to two owned store locations.

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

As of February 3, 2018, we operated a total of 83 retail Galleries consisting of 16 Design Galleries (10 next generation Design Galleries and 6 larger format Design Galleries), 47 legacy Galleries, 1 RH Modern Gallery and 4 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks Showrooms in the United States and in the U.K. The following list shows the number of retail Galleries and Showrooms in each U.S. state, each Canadian province and in the U.K. where we operate as of February 3, 2018:

Location	Store	Location	Store	Location	Store
Alabama	1	Massachusetts	2	Tennessee	1
Arizona	2	Michigan	1	Texas	7
California	19	Minnesota	1	Utah	1
Colorado	2	Missouri	1	Virginia	2
Connecticut	4	Nevada	1	Washington	1
Florida	5	New Jersey	2	District of Columbia	2
Georgia	2	New York	5	Alberta	2
Illinois	3	North Carolina	2	British Columbia	1
Indiana	1	Ohio	3	Ontario	1
Kansas	1	Oklahoma	1	London	1
Louisiana	1	Oregon	1
Maryland	1	Pennsylvania	2	Total	83

We continually analyze opportunities to selectively consolidate stores in connection with openings of our Design Galleries or close stores that have been under-performing or are no longer consistent with our brand positioning. In many cases, we continue to operate a store until its lease has expired in order to effect the closure in a cost-efficient manner.

Outlet Stores

As of February 3, 2018, we operated 32 outlet stores in 19 states in the United States and Canada. Our outlet stores are branded as Restoration Hardware Outlet or RH Outlet and are typically located in large outlet malls. Our outlet stores serve as an efficient means to sell second quality, discontinued and overstock inventory outside of our core sales channels. In addition, we periodically hold warehouse and sample sales to liquidate inventory. These net revenues are included in our outlet channel.

E-Commerce

Our primary RH websites, www.rh.com, www.restorationhardware.com, www.rhbabyandchild.com, www.rhteen.com and www.rhmodern.com, provide our customers with the ability to purchase our merchandise online. We sell Waterworks products online through www.waterworks.com.

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

Source Books

We produce a series of catalogs, which we refer to as Source Books, to showcase our merchandise assortment. In fiscal 2017, our mailed Source Books included Interiors, Outdoor, RH Modern, RH TEEN, RH Baby & Child and Holiday. Our Source Books are one of our primary branding and advertising vehicles. We have found that merchandise assortments displayed in our Source Books contribute to increased sales of those products across all of our channels. As in our retail stores, our Source Books present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Source Books also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Source Books is coordinated in-house in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our Source Book production costs.

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

We maintain a database of customer information, including customer information from our RH Members Program, which includes sales patterns, detailed purchasing information, certain demographic information, geographic locations and mailing and email addresses. We mail our Source Books to addresses within this database and to addresses provided to us by third parties. The database supports our ability to analyze our customers’ buying behaviors across sales channels and facilitates the development of targeted marketing strategies, and is maintained in accordance with our privacy policy disclosed on our website. We segment our customer files based on multiple variables, and we tailor our Source Book mailings and emails in response to the purchasing patterns and product needs of our customers. We focus on continually improving the segmentation of customer files and the expansion of our customer database.

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

Our stores and our Source Books are the primary branding and advertising vehicles for the RH brands. The highly-differentiated design aesthetic and shopping environment of our stores drive customer traffic not only to our stores but also to our direct channels. Our Source Books and targeted emails further reinforce the RH brand image and drive sales across all of our sales channels. We also engage in a wide range of other marketing, promotional and public relations activities to promote our brands. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-store events related to new store openings and product launches. We also engage print advertising in brand-relevant publications such as Architectural Digest, Elle Décor, Veranda, Town and Country, T Magazine, WSJ and others, and deliver marketing messages to customers via online advertising. We believe that these efforts will drive increased brand awareness, leading to higher sales in our stores and our direct business over time.

RH Members Program

The RH Members Program is an exclusive membership program that reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across all RH brands in addition to other benefits including complimentary interior design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card, among other benefits. We have introduced the RH Members Program as an alternative to prior practices involving numerous event-driven promotions, which has changed the promotional cadence of our business from historical norms. Our business has evolved from a product based business to a project based business. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value. We believe that our shift from a promotional event model to a membership model has enhanced the customer experience, rendered our brand more valuable, improved operational execution and reduced costs.

Sourcing

We primarily contract with third-party vendors for the manufacture of our merchandise. Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with vendors and manufacturers. Our products are generally made from readily available raw materials. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2017, we sourced approximately 75% of our purchase dollar volume from approximately 26 vendors. In fiscal 2017, one vendor accounted for approximately 11% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2017, approximately 77% of our products were sourced in Asia, the majority of which originated from China, 14% from the United States and the remainder from other regions.

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

Distribution and Delivery

We manage the distribution and delivery of our products through our distribution centers. We currently operate two furniture fulfillment centers and one small parcel fulfillment center servicing RH products, which are located strategically in three markets throughout the United States. We have one fulfillment center in the United States servicing Waterworks products.

In fiscal 2017, we completed the closure of our furniture fulfillment centers in Los Angeles and Dallas. In total, we eliminated 1.75 million square feet of distribution center space, resulting in savings in excess of $20 million annually. Moving forward, we believe servicing our business from two coastal distribution centers will result in improved in-stock availability and significantly faster inventory turns.

We operate portions of our home delivery services in 11 key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We plan to continue to in-source these services in additional markets over time. We offer a white glove home delivery service for our larger merchandise and furniture categories, where third-party delivery personnel assist our customers by delivering fully assembled items to the location of their choice. We believe there is an opportunity to improve the customer experience by taking greater control of the home delivery experience over time. We believe that many third-party furniture delivery providers are designed to support mass and mid-market companies and that significant opportunity exists for developing improved solutions for the luxury market. We have achieved significant scale such that we can now explore and test alternative solutions in many markets, including the use of our own trucks and drivers, and believe we can dramatically enhance the customer experience while driving down return rates, damages, and deliveries per order.

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

In fiscal 2017, we began architecting a new operating platform in order to simplify our business, enhance the customer experience, and amplify decision quality and speed. Our initial efforts focused on our distribution center network and the home delivery experience. As a result of our work to redesign our distribution network and optimize inventory, we were able to forego building a fifth furniture distribution center planned to open in fiscal 2017, and close two furniture distribution centers. We intend to continue to strengthen our supply chain operations through a number of key initiatives in fiscal 2018 as we work to design an operating platform that aligns with and amplifies our luxury positioning, inclusive of continued work on our distribution center network redesign, reverse logistics and outlet redesign, and the reconceptualization of home delivery.

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

Employees

As of February 3, 2018, we had approximately 5,200 employees, of which approximately 900 were part-time employees. As of that date, approximately 2,200 of our employees were based in our stores. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.

Intellectual Property

The “RH,” “Restoration Hardware,” “RH Baby & Child,” “RH Modern,” “RH TEEN,” “Waterworks,” and “Waterworks Studio” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including “restorationhardware.com,” “rh.com,” “rhbabyandchild.com,” “rhmodern.com,” “rhteen.com,” and “waterworks.com” and others that include our trademarks. These domain names are perpetually renewable. We own design patents or pending applications to protect the ornamental appearance of several of our products. These design patents are valid for 14 years from the date of issuance. We own copyrights, including copyright registrations or pending applications, for our website and for several of our Source Books. We believe that our trademarks, design patents, and copyrights have significant value and we will vigorously protect them against infringement.

Fluctuation in Quarterly Results

Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, store openings, shifts in the timing of holidays and the timing of Source Book releases, the timing and extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. In addition, the introduction of the RH Members Program may influence the seasonality of our business, which previously fluctuated based on the timing of our promotional events.

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

We have experienced significant fluctuation in the growth rate of our business during the last several years. We may continue to experience wide fluctuations in quarter-to-quarter performance, not only because the rate of sales growth in some quarters may be slower than in prior periods but also because we may experience some quarters that have growth rates that are higher than prior periods. We are currently engaged in a number of initiatives to support the growth and transformation of our business, including investments to elevate the customer experience, which includes architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric-driven quality system and company-wide decision data, the transition from a promotional to a membership model, and a more aggressive approach to rationalizing our SKU count and optimizing inventory including through selling slower moving, discontinued and other inventory through markdowns and our outlet channel. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our gross margins in the short term and may amplify fluctuations in our growth rate from quarter to quarter depending on the timing and extent of our realization of the costs and benefits of such initiatives.

There can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties that may have a negative impact on growth and profitability. In addition, these initiatives may have near-term negative impacts on growth and profitability as we incur costs or pursue strategies that may not contribute to our profits and margins until future periods, if at all. For example, in fiscal 2017, net revenues increased 14%, of which 2.9 points of growth was related to higher outlet and warehouse sales stemming from our accelerated inventory optimization efforts. While our higher outlet revenues and inventory optimization efforts had a positive impact on revenues and working capital, they had a negative impact on margins and earnings.

Some factors affecting our business, including macroeconomic conditions, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the overall economic environment such as periods of economic recession as well as slowdowns in the housing market. Our business performance is also linked to the overall strength of luxury consumer spending in markets in which we operate. Economic conditions affecting selected markets in which we operate can have an impact on the strength of our business in those local markets. As an example, during periods in which the price for oil declined rapidly, we experienced a slowing in our business in some regions where the economy is linked to energy exploration and production, including Texas and Canada.

In addition, our rates of revenue growth and comparable brand revenue growth have sharply fluctuated from quarter to quarter over the last three years and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue and comparable brand revenue growth, including;

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

Due to these factors, our results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. Our results of operations may also vary relative to corresponding periods in prior years. We may take certain pricing, merchandising or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season, and as a result we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and cannot be relied upon as indicators of future performance.

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

We are undertaking a large number of new business initiatives in order to support our future growth. For example, we have developed and continue to refine and enhance our Gallery format, which involves larger store square footage. We also continue to add new product categories and to expand product assortments. For example, in fiscal 2015 we introduced our new RH Modern and RH TEEN categories. We are currently contemplating other new product lines and extensions and complementary brand-enhancing businesses, such as the expansion of our product sales to international markets and providing brand-enhancing offerings in hospitality including an integrated food and beverage experience. For example, in fiscal 2015 we unveiled our initial foray into hospitality at RH Chicago, The Gallery at the Three Arts Club, and in fiscal 2017, we opened RH Toronto and RH West Palm, each with integrated food and beverage offerings. The majority of our new Design Galleries under development include an RH Hospitality offering including restaurants, wine vaults, and pantries as we continue to develop and refine our integrated hospitality experience. However, there can be no assurance that we will be successful in launching future hospitality offerings or in providing hospitality offerings that are and remain attractive to consumers in our market. If we are not successful in managing the large number of new initiatives that are underway, we might experience an adverse impact on our financial performance and results of operations.

Furthermore, we can provide no assurances that customers will respond favorably to our new product offerings, Galleries or complementary businesses or that we will successfully execute on such business initiatives. Such new business opportunities may not achieve market acceptance or may only achieve market acceptance in limited geographic areas or at certain Design Galleries. In addition, developing and testing new and multiple business opportunities and strategies often requires knowledge in areas of expertise that may be new to our organization and may require significant time of our management and resources. For example, the brand-enhancing offerings in hospitality that we are pursuing represent areas where we have limited historical operating and management experience. We can provide no assurances that we will be successful in expanding our operations into any new businesses and product lines.

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

We often have in the past, and may in the future, incur significant costs for any new initiative before we realize any corresponding revenue with respect to such initiative. In addition, we may incur costs as we revise, restructure or discontinue existing product categories or business offerings in favor of pursuing new initiatives or retail concepts. For example, as we continue to open larger format Design Galleries in select major metropolitan markets, we expect to close a number of legacy Galleries and replace them with our Design Gallery format. The introduction of integrated food and beverage offerings at our new Gallery locations often requires significant investments by us before the location is open to customers and able to generate revenues, and we anticipate that a number of Galleries to be opened during the next several years will require this form of upfront investment before they generate revenue from the food and beverage offerings. In addition, during the fourth quarter of fiscal 2016, we initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and we no longer operate RHCA as a separate division, and as a result we incurred restructuring related costs. To the extent that these new business opportunities do not generate sufficient revenue to recoup the cost of developing and operating such new concepts, our results of operations could be materially adversely affected.

In addition, we are continuing a number of new initiatives to improve the operations of our business, including elevating the customer experience which includes architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric-driven quality system and company-wide decision data, transitioning from a promotional to a membership model, rationalizing our SKU count and optimizing inventory which includes selling slower moving, discontinued and other inventory through markdowns and our outlet channel, enhancing and optimizing our product sourcing capabilities, improving our distribution and delivery of products to our customers, including architecting a new fully integrated back-end operating platform, and adding new management information systems. For example, in the early part of fiscal 2016, we introduced the RH Members Program, which provides a range of benefits to our customers in return for payment of an annual membership fee. We introduced the RH Members Program as an alternative to prior practices involving numerous event-driven promotional programs. Although we are extremely satisfied with the results of the RH Members Program to date, this program is still new to our business, and there can be no certainty as to exactly how our customers may react to this program over time or how the RH Members Program will affect our financial results from quarter to quarter.

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

As part of exploring growth opportunities, we may acquire from time to time value-creating, add-on businesses that broaden our existing position and market reach. For example, in fiscal 2016, we acquired a controlling interest in Waterworks. In the fourth quarter of fiscal 2017, we recorded a goodwill impairment charge of $33.7 million with respect to Waterworks due to indicators identified in the fourth quarter of fiscal 2017 that there could be an impairment of the Waterworks reporting unit. These indicators included (i) an updated long-range financial plan provided by the Waterworks segment management that indicated a reduction of revenues and EBITDA as compared to prior long-range financial plans, (ii) a review of the strategic initiatives of the Waterworks segment and (iii) the Waterworks segment not achieving revenue and operating income objectives compared to plans. There can be no assurance that the Waterworks business will meet its future operating or financial objectives and if its results do not improve we may recognize additional chargers related to this business and our financial results of operation may be adversely affected.

Furthermore, there can be no assurance that in the future we will be able to find suitable businesses to purchase if we choose to acquire additional businesses, that we will be able to acquire such businesses on acceptable terms, or that we will be successful in realizing the benefits of any acquisition we pursue. If we are unsuccessful in any such acquisition efforts, then our ability to continue to grow at rates we anticipate could be adversely affected.

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

We target consumers of high-end home furnishings as customers for our products. As a result, we believe that our sales are sensitive to a number of factors that influence consumer spending generally, but are particularly affected by the health of the higher end customer and demand levels from that customer demographic. In addition, not all macroeconomic factors are highly correlated in their impact on lower end housing versus the higher end customer. Demand for lower priced homes and first time home buying may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer. The higher end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher end real estate markets in the U.S., the number of second and third homes being sold, stock market prices and volatility and the perceived prospect for capital appreciation in higher end real estate. Although employment levels in the U.S. were reasonably strong at the beginning of 2018, the stock market has experienced significant volatility and there can be no assurance that some of the other macroeconomic factors described above will not adversely affect the higher end consumer that we believe makes up the bulk of our customer demand.

We believe that a number of these factors have in the past had, and may in the future have, an adverse impact on the high-end retail home furnishings sector and affect our business and results. These factors may make it difficult for us to accurately predict our operating and financial results for future periods and some of these factors could contribute to a material adverse effect on our business and results of operations.

If we are unable to maintain and enhance our brand or market our product offerings, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our products.

Our business depends in part on a strong brand image, and we continue to invest in the development of our brand and the marketing of our business. We believe that the brand image we have developed, and the lifestyle image associated with our brand, have contributed significantly to the success of our business to date. We also believe that maintaining and enhancing our brand is integral to the future of our business and to the implementation of our strategies for expanding our business. This will require us to continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for store operations, Source Book mailings, website operations and employee training. Our brand image may be diminished if new products, services or other businesses, including our food and beverage operations at our Galleries and Ma(i)sonry in Yountville, California, fail to maintain or enhance our distinctive brand image.

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

We have historically experienced fluctuations in customer response to our Source Books. Customer response depends substantially on product assortment, product availability and creative presentation, the selection of customers to whom the catalogs are mailed, changes in mailing strategies, page size, page count, frequency and timing of delivery of catalogs, as well as the general retail sales environment and current domestic and global economic conditions. The failure to effectively produce or distribute our catalogs could affect the timing of catalog delivery. The timing of catalog delivery has in the past been, and in the future can be, affected by shipping service delays. Any delays in the timing of catalog delivery could cause customers to forgo or defer purchases. If the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net revenues, or if our catalog circulation optimization strategy is not successful, our results of operations could be negatively impacted.

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

We compete generally with these other retailers for customers, suitable retail locations, vendors, qualified employees and management personnel. As we have traditionally been a leader in the home furnishings sector, some of our competitors have also attempted to imitate our product offerings and business initiatives from time to time in the past. In addition, many of our competitors have significantly greater financial, marketing and other resources than we do and therefore may be able to devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. Such competitors may also be able to adapt to changes in customer preferences more quickly than we can due to their greater financial or marketing resources. Further, increased catalog mailings by our competitors may adversely affect response rates to our own Source Book mailings. There can be no assurance that such competitors will not be more successful than us, based on imitation or otherwise, or that we will be able to continue to maintain a leadership position in style and innovation in the future.

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

Based on total volume dollar purchases, in fiscal 2017 we sourced approximately 86% of our merchandise from outside the United States, including 77% from Asia, the majority of which originated from China. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as trade and cost factors that impact the specific countries where our vendors are located, particularly Asia. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones as well as the ability of our vendors to scale their operations commensurate with demand from our customers, which in some cases will require substantial ongoing investments to support additional capacity. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them and transact business on an order-by-order basis.

Substantial regulatory uncertainty exists regarding international trade and trade policy, both in the United States and abroad. For example, recently President Trump has introduced tariffs on certain goods imported from China. President Trump and members of the U.S. Congress have at various times called for the possible implementation of a border tax. The Trump administration has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the possible introduction of further import duties or tariffs. Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity of some types of goods that we import into the United States. While we are continuing to assess the recently announced pending tariffs on Chinese imports, such tariffs, and the possible implementation of a border tax or additional tariffs, could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products in China or other countries outside the United States, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

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

We are engaged in a number of initiatives to enhance the quality of our customers’ experience, which we expect will require significant expenditures in the near term and which are expected to include increasingly significant operational and other changes in the near term, such as increased attention to the quality of the products that we sell. From time to time we have recalled products from the market due to quality or other issues including during fiscal 2017. Despite our ongoing efforts to improve customers’ satisfaction with their experience at RH, we may fail to maintain the necessary level of quality for some of our products in order to satisfy our customers. For example, our vendors may not be able to continuously adhere to our quality control standards, and we might not identify a quality deficiency before merchandise ships to our stores or customers. Our failure to supply high quality merchandise in a timely and effective manner to our customers could damage our reputation and brand image, and could lead to an increase in product returns or exchanges or customer litigation against us and a corresponding increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards or applicable government requirements could trigger high rates of customer complaints or returns or could become subject to a product recall, which could in turn damage our reputation and brand image, result in consumer litigation (including class-action lawsuits), and harm our business.

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

Increases in the prices of the components and raw materials used in our products could negatively affect the sales of our merchandise and our product margins. Alternatively, the strength of the U.S. dollar may negatively impact the ability of some of our customers to purchase our goods. We believe some portion of our business depends on non-U.S. consumers, including sales in our stores in Canada and Waterworks Showrooms in the U.K., as well as sales in some of our U.S.-based stores which have a high number of visitors from other countries who purchase goods from us while visiting the United States.

Changes in prices for raw materials and fluctuations in exchange rates are dependent on a number of factors beyond our control, including macroeconomic factors that may affect commodity prices (including prices for oil, lumber and cotton); changes in supply and demand; general economic conditions; labor costs; competition; import duties, tariffs, anti-dumping duties and other similar costs; currency exchange rates and government regulation. In addition, energy costs have fluctuated dramatically in the past. Depending on the nature of changes in these different factors that affect our business, we may experience an adverse impact on our business for different reasons including increased costs of operation or lower demand for our products. We may experience slower demand from customers in markets that depend upon energy prices for a portion of their economic activity.

Changes in the value of the U.S. dollar relative to foreign currencies, including the Chinese Yuan, may increase our vendors’ cost of business and ultimately our cost of goods sold and our selling, general and administrative costs. If we are unable to pass such cost increases on to our customers or the higher cost of the products results in decreased demand for our products, our results of operations could be harmed.

We are subject to risks associated with occupying substantial amounts of space, including future increases in occupancy costs. We own certain properties, and we may choose in the future to acquire further properties, including store locations, which subject us to additional risks.

We lease all but one of our retail store locations and we also lease our outlet stores, our corporate headquarters and other storage and office space, and our distribution and home delivery facilities. The initial lease term of our retail stores generally ranges from ten to fifteen years, and certain leases contain renewal options for anywhere from ten to twenty-five years. The initial lease term for one of our Design Galleries is forty-one years, and contains renewal options for five years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent amounts, plus a percentage rent based upon sales after certain minimum thresholds are achieved, as well as common area maintenance charges, real property insurance and real estate taxes. We purchased the building and land for our store in San Francisco and one of our Toronto store locations, and we own two properties in Yountville, California, one is the location of our wine tasting room and the other is expected to become the location of a Design Gallery in the future. We previously entered into a real estate joint venture transaction related to the development of our Patterson distribution center. As we develop new stores, new store formats and other new strategic initiatives in the future, we may explore other models for our real estate, which could include further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might include complicated real estate transactions and require additional capital investment and could present different risks related to the ownership and developments of real estate compared to those risks associated with a traditional store lease with a landlord, including greater financial exposure if our plans for the relevant real estate are not as successful as we originally anticipate or if the value of the real estate we acquire subsequently decreases. Such strategy could also expose us to further risks associated with increases or fluctuations in real estate development costs, including due to increasing costs of building materials such as steel or other factors causing increased building and construction costs.

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

We are focused on sizing our assortments and our stores to the potential of the market by adjusting the square footage and number of stores on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected stores in these or adjacent markets. When we address the introduction of new stores in a particular market or changes to, or closure of, existing stores, we must make a series of decisions regarding the size and location of new stores (or the existing stores slated to undergo changes or closure) and the impact on our other existing stores in the area or being without presence or “out of the market.”

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

We have experienced delays in opening some new stores within the time frames we initially targeted, and may experience such delays again in the future. Any of the above challenges or other similar challenges could delay or prevent us from completing store openings or the additional remodeling of existing stores or hinder the operations of stores we open or remodel. If any of these challenges delays the opening of a store, our results of operations will be negatively affected as we will incur leasing and other costs during the delay without associated store revenue at such location. New or remodeled stores may also not be profitable or achieve our target return on investment. Unfavorable economic and business conditions and other events could also interfere with our plans to expand or modify store footprints. Changes in regulation or increases in building or construction costs including with respect to the cost of building materials could result in unanticipated increases in real estate development costs or delays in the completion of our real estate projects. Our failure to effectively address challenges such as those listed above could adversely affect our ability to successfully open new stores or change our store footprint in a timely and cost-effective manner and could have a material adverse effect on our business, results of operations and financial condition.

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

However, in recent years there has been a shift in consumer preferences to purchasing certain products online rather than in stores. This shift, particularly when coupled with past unfavorable economic conditions in certain regions, has adversely affected mall traffic in some regions and has threatened the viability of certain commercial real estate firms that operate major shopping malls. A continuation of such trend could adversely impact the sales generated by our stores currently located in shopping malls.

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

We are also engaged in initiatives to rationalize our SKU count, and in order to realize the anticipated benefits of such initiatives, including through lower inventories and reduced working capital, we have focused on optimizing the use of our distribution centers, furniture home delivery hubs and outlets. For example, we are in the process of consolidating our distribution center network and reconfiguring our furniture home delivery hubs and outlets in order to streamline our operations. While we believe that optimizing and potentially consolidating our distribution centers will allow us to more efficiently manage our inventory and optimize our uses of capital, in the short term such strategy may result in additional costs, including increased freight costs and lease early termination fees. Furthermore, in the past, during periods of significant customer growth and demand, we have found that our distribution centers often run at capacity. If we fail to accurately anticipate the future capacity requirements of our distribution centers, we may experience delays and difficulties in fulfilling orders and delivering merchandise to customers in a timely manner. Furthermore, we may be unable to remedy such issues quickly as opening additional distribution and home delivery facilities can face operational difficulties, such as disruptions in transitioning fulfillment orders to the new distribution facilities and problems associated with operating new facilities or reducing the size and changing functions of existing facilities. These difficulties can result in a negative experience for our customers. Any delays in fulfilling orders and delivering merchandise to customers, or related negative experience of our customers, could harm our results of operations.

We currently rely upon independent third-party transportation providers for the majority of our product shipments, which subjects us to certain risks.

We currently rely upon independent third-party transportation providers for product shipments from our vendors to our stores and to our customers outside of certain areas. Our utilization of third-party delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, as well as strikes, work stoppages and inclement weather, which may impact shipping companies’ abilities to provide delivery services that adequately meet our shipping needs. For example, strikes or even threat of strikes involving longshoreman and clerical workers at ports in the past have completely shut down such ports for periods of time, impacting retail and other industries. If we change shipping companies, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the third-party transportation providers we currently use, which in turn would increase our costs.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If we fail to use our financial resources effectively, or if we are unable to borrow sufficient capital when needed, it could have a significant negative effect on our ability to grow our business.

We have historically relied on the availability of some amount of debt financing to fund our operations. We have also incurred indebtedness to finance other strategic initiatives, such as the aggregate $1 billion in stock repurchase programs authorized by our Board of Directors, which program was fully completed during fiscal 2017. We completed debt financings in fiscal 2014 and fiscal 2015 through the issuance of two series of convertible senior notes for an aggregate principal amount of $650 million. As of February 3, 2018, we had $200.0 million in outstanding borrowings and $186.4 million of availability under our revolving line of credit, net of $33.8 million in outstanding letters of credit. As a result of the consolidated fixed charge coverage ratio restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to us and the other affiliated parties under the revolving line of credit was approximately $136.4 million as of February 3, 2018. In addition, as of February 3, 2018, we had $80.0 million outstanding borrowings under our term loan facility.

While we believe that we currently have sufficient capital for the operation of our business in the near term, we may expend some significant portion of our capital on investments in our business, the purchase of our equity securities, the acquisition of new businesses and our significant number of concurrent initiatives. In addition, our capital needs may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2017, we spent $112.5 million for capital expenditures which was offset by proceeds from sales of assets of approximately $15.1 million. Additionally, we made payments of $14.4 million in fiscal 2017 to escrow accounts for future construction of Design Galleries. We anticipate our gross capital expenditures to be approximately $100 million to $110 million in fiscal 2018, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. Our fiscal 2018 capital expenditures will be partially offset by proceeds from anticipated sales of assets of $25 million. We plan to continue opening Design Galleries in select major metropolitan markets, pursuing category extensions of our brand, and exploring new business areas. We own the building and land for our Gallery in San Francisco, as well as the location of our wine tasting room in Yountville, California, which is expected to be the location of a Design Gallery in the future, but to date we have principally relied upon leases with landlords for our other locations. As we develop new Galleries, as well as potentially other strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment than a traditional store lease with a landlord. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

While we seek to target capital toward investments that we believe will achieve favorable returns for our shareholders, these decisions involve a significant amount of judgment regarding the availability of capital and the anticipated growth of the business in both revenue and earnings in future periods. For example, the use of capital to repurchase shares may yield beneficial impact on earnings per share but may divert capital from other purposes including other investments that we might undertake with respect to the business. We can provide no assurances of the exact impact of any share repurchases on our business. Although our previous stock repurchase programs were intended to enhance long-term stockholder value by representing an attractive investment and use of capital by the Company, there can be no assurance that the stock repurchases under the program will in fact enhance stockholder value. For example, the market price of our common stock may subsequently decline below the levels at which repurchases were made. Furthermore, any strategy of this kind regarding capital allocation may have unanticipated effects on our business and financial results. We may also decide to pursue additional repurchase programs in the future. We may incur debt in connection with our business in the event that we use other cash resources to purchase shares, which may affect the financial performance of our business during future periods or our liquidity and the availability of capital for other needs of the business.

In addition, while we anticipate that we will be able to repay our debt maturities as they come due, there can be no assurance that we will have sufficient financial resources or be able to arrange financing to repay these obligations, or that we will be able to extend their maturities or otherwise refinance our obligations as needed. For example, in certain circumstances, we may be required to repay the two series of convertible senior notes that we issued in fiscal 2014 and fiscal 2015 with cash payments. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Senior Notes. Additionally, at the time the notes become due, the trading price of our common stock may be such that we may find it necessary to settle the notes in cash. There can be no assurance that we will be able to pay the amount of cash due if holders surrender their notes for conversion. In addition, agreements governing any debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the notes or to pay cash upon the conversion of the notes may be limited by law or regulatory authority. In addition, if we fail to purchase the notes, to pay special interest, if any, due on the notes, or to pay the amount of cash due upon conversion, we will be in default under the respective indentures governing the notes, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the notes or to pay the amount of cash due upon conversion.

The need to repay our convertible senior notes or other debt obligations could cause us to incur additional borrowings or sell additional notes to investors. We may also experience cash flow shortfalls in the future, and we may otherwise require additional external funding, or we may need to raise funds to take advantage of unanticipated opportunities, to make acquisitions of other businesses or companies or to respond to changing business conditions or unanticipated competitive pressures. Any weakening of, or other adverse developments in, the U.S. or global credit markets could affect our ability to manage our debt obligations and our ability to access future debt. We cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

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

Material damage to, or interruptions in, our information systems as a result of external factors, staffing shortages or difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations, and we may be exposed to risks and costs associated with protecting the integrity and security of our customers’ information.

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

We face product liability, product safety and product compliance risks relating to the design, manufacturing, raw material sourcing, testing, contents, importation, sale, use and performance of some of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Some of our products must comply with certain federal and state laws and regulations. For example, some of our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act and the Consumer Product Safety Improvement Act (the “CPSIA”), which empower the Consumer Product Safety Commission (the “CPSC”) to establish product bans, substance bans, substance limits, performance requirements, test methods and other compliance verification processes. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty. The CPSC is particularly active in regulation and enforcement activities related to the kinds of children’s products sold in our RH Baby & Child division. Certain of the products we sell are subject to the Lacey Act, prohibiting the importation and sale of products containing illegally harvested wood, among other things. Likewise, many of our products are subject to the regulations of the California Air Resources Board (the “CARB”) regarding formaldehyde emissions from composite wood products (e.g., plywood and medium density fiberboard).

If we experience negative publicity, regardless of any factual basis, customer complaints or litigation alleging illness or injury, related to our products, or if there are allegations of failure to comply with applicable regulations, our brand reputation would be harmed.

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nevertheless, our products have, from time to time, been subject to recall for product safety and compliance reasons including during fiscal 2017. Concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims.

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

Third parties have in the past asserted, and may in the future assert, intellectual property claims against us, particularly as we expand our business to include new products and product categories and move into other geographic markets. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability and prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties or cease using those rights altogether, which could have a material adverse impact on our business, financial condition or results of operations.

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

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, as a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. In addition, changes to United States health care laws, or potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations, could result in increased direct compliance costs for us (or may cause our vendors to raise the prices they charge us in order to maintain profitable operations because of increased compliance costs), increased transportation costs or reduced availability of raw materials.

In fiscal 2017 we sourced 86% of our products from outside the United States, and we are increasing the level of our international sourcing activities in an effort to obtain more of our products directly from vendors located outside the United States. Additionally, we have expanded our business-to-business sales. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, or limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. The United States Foreign Corrupt Practices Act, and other similar laws and regulations, generally prohibit companies and their intermediaries from making improper payments to foreign governmental officials for the purpose of obtaining or retaining business. While our policies mandate compliance with applicable laws and regulations, including anti-bribery laws and other anti-corruption laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to our provision for income taxes as of February 3, 2018. The Tax Act includes a number of changes to existing U.S. tax laws that impact us, including the reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also provides for a one-time transition tax on accumulated foreign earnings and the acceleration of depreciation for certain assets, as well as prospective changes beginning in 2018, including limitations on the deductibility of executive compensation and interest, the elimination of certain domestic deductions and credits, the elimination of the Alternative Minimum Tax regime, and modifications to the deductibility and carryforward period of net operating losses. The Tax Act transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which may have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation.

The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Act, review all information, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded, which could have a material adverse effect on our business, results of operations or financial condition.

Provisions of the Tax Act may also impact our customers and the high end housing market. For example, the Tax Act changes the availability of deductions for mortgage interest and state income and property taxes. The reduction of such deductions may adversely impact the high-end housing market or consumption patterns by our customers. The full impact of the Tax Act on us as a taxpayer, our customers, the housing market, the luxury retail market and the U.S. economy in general is unknown and may not become fully clear for some time. Our business and results of operations may be adversely impacted by changes in consumer and market behavior in response to the Tax Act and its evolving interpretation.

Changes to accounting rules or regulations may adversely affect our results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, we will adopt Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2018, the adoption of which will materially impact the timing of recognizing advertising expense related to direct response advertising, including costs associated with our Source Books. In addition, Accounting Standards Update 2016-02—Leases will be effective for public companies for fiscal years beginning after December 15, 2018, and while we are still evaluating the effects of the adoption of this standard, we anticipate it will significantly impact our consolidated financial statements given that we have a significant number of leases. For information regarding recently issued accounting pronouncements, refer to Note 3—Significant Accounting Polices in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

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

Our total assets include intangible assets with an indefinite life, goodwill and trademarks, and substantial amounts of property and equipment. We evaluate these long-lived assets for possible impairment annually or earlier if impairment indicators exist and make certain estimates and projections in connection with the impairment analyses for these long-lived assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges were significant, our results of operations would be adversely affected.

In fiscal 2017, we recorded goodwill impairment related to the Waterworks reporting unit of $33.7 million. Additionally, in fiscal 2017, we recorded impairment charges on long-lived assets of $4.5 million due to the closure of two distribution centers. In fiscal 2016, we recorded impairment charges on long-lived assets of $5.5 million due to the decisions made to integrate the RHCA product line into the broader RH platform and of $4.8 million due to the decision to sell an aircraft. There can be no assurance that we will not experience further impairment charges with respect to the Waterworks reporting unit or impairment charges with respect to other assets in future periods.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We have in the past periodically experienced deficiencies in our internal controls that have been identified during the audit process or at other times. Management has concluded that our internal control over financial reporting was effective as of February 3, 2018. However, if we identify in the future one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Therefore, even if our management concludes in the future that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed. Material weaknesses and significant deficiencies may be identified during the audit process or at other times.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural disasters or other similar events, including floods, hurricanes, earthquakes, widespread illness or fires. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of disasters, including fires and earthquakes that could disrupt our operations and affect our results of operations. Many of our vendors are also located in areas that may be affected by such events. Moreover, geopolitical or public safety conditions which affect consumer behavior and spending may impact our business. Terrorist attacks in the United States or threats of terrorist attacks in the United States in the future, as well as future events occurring in response to or in connection with them, could again result in reduced levels of consumer spending. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

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

In the future, we may issue our securities in connection with a capital raise or acquisitions. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock, which would result in dilution.

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

We have approximately 1,318,000 leased gross square feet for 16 Design Galleries (10 next generation Design Galleries and 6 larger format Design Galleries), 47 legacy Galleries, 1 RH Modern Gallery, 4 RH Baby & Child Galleries, and 15 Waterworks Showrooms. The initial lease term of our retail Galleries generally ranges from 10 to 15 years, and certain leases contain renewal options for up to an additional 25 years. We have approximately 1,025,000 leased gross square feet for 32 outlet stores that were open as of February 3, 2018.

Most leases for our retail Galleries and outlets provide for a minimum rent, typically including escalating rent increases. In addition, certain leases have a percentage rent based upon sales after minimum thresholds are achieved. Leases generally require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses, and common area maintenance.

Leased Properties

The following table summarizes the location and size of our leased distribution centers and corporate facilities occupied as of February 3, 2018:

Location	Leased Square Footage (Approximate)
RH Furniture Fulfillment Centers
Patterson, California	1,501,000
Baltimore (North East), Maryland	1,195,000
Baltimore (Essex), Maryland (1)	508,000
Home delivery locations (2)	987,000

RH Small Parcel Fulfillment Center
West Jefferson, Ohio (3)	1,224,000

Waterworks Fulfillment Center
Brookfield, Connecticut	160,000

Customer Service Center
Grand Prairie, Texas	20,000

Corporate Facilities
Corte Madera, California (4)	257,000
Richmond, California (5)	200,000
Danbury, Connecticut (6)	26,000
Other	18,000

(1)	Home delivery operations are also performed at this location.
(2)	Represents square footage of ten of our eleven home delivery locations. The other home delivery location is located at our Baltimore (Essex), Maryland fulfillment center.
(3)	Customer service center operations are also performed at this location.
(4)	Location of RH Headquarters. Includes approximately 8,000 square feet of warehouse space.
(5)	Represents warehouse space.
(6)	Location of Waterworks Headquarters.

Owned Properties

We currently own one approximately 9,000 square foot property, which is the location of our Gallery in San Francisco’s Design District. Additionally, we own properties in Yountville, California, including the building occupying our wine tasting room and the adjacent parcel of land, which is expected to be the location of a future Design Gallery. All such owned properties are part of our RH Segment.

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

	Highest	Lowest
Fiscal 2016
First Quarter	$59.49	$36.65
Second Quarter	$42.77	$25.39
Third Quarter	$36.38	$28.13
Fourth Quarter	$38.99	$26.09
Fiscal 2017
First Quarter	$48.75	$25.08
Second Quarter	$77.40	$42.54
Third Quarter	$86.88	$45.16
Fourth Quarter	$105.78	$82.11

The number of stockholders of record of our common stock as of February 3, 2018 was 26. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph and table compare the cumulative total stockholder return for our common stock during the period from November 2, 2012 (the date our common stock commenced trading on the NYSE) through February 3, 2018 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on November 2, 2012 in the common stock of RH, the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	11/2/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018
RH	100.00	116.50	182.44	281.45	198.14	83.89	295.95
NYSE Composite Index	100.00	108.87	121.04	127.96	116.97	137.02	158.90
S&P Retailing Select Index	100.00	107.88	128.22	149.53	132.53	137.97	146.98

Repurchases of Common Stock during the Three Months Ended February 3, 2018

During the three months ended February 3, 2018, we repurchased the following shares of our common stock:

	Number of Shares (1)	Average Purchase Price Per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 29, 2017 to November 25, 2017	—	$—	—	$—
November 26, 2017 to December 30, 2017	8,810	$99.63	—	$—
December 31, 2017 to February 3, 2018	—	$—	—	$—
Total	8,810	$99.63	—

(1)

Represents shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.

Item 6.	Selected Consolidated Financial Data

The following tables present RH’s consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated financial data as of February 3, 2018 and January 28, 2017 and for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016 were derived from consolidated financial statements included in Item 8—Financial Statements and Supplementary Data. The selected consolidated financial data as of January 30, 2016 and as of and for the periods ended January 31, 2015 and February 1, 2014 were derived from consolidated financial statements for such years not included herein.

The fiscal year ended February 3, 2018 consisted of 53 weeks. The fiscal years ended January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014 each consisted of 52 weeks.

The selected historical consolidated data presented below should be read in conjunction with Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes to our consolidated financial statements.

	Year Ended
	February 3,	January 28,	January 30,	January 31,	February 1,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share amounts)
Consolidated Statements of Income:
Net revenues	$2,440,174	$2,134,871	$2,109,006	$1,867,422	$1,550,961
Cost of goods sold	1,591,107	1,455,084	1,356,314	1,176,648	994,081
Gross profit	849,067	679,787	752,692	690,774	556,880
Selling, general and administrative expenses	717,766	626,751	567,131	525,048	502,029
Income from operations	131,301	53,036	185,561	165,726	54,851
Other expenses
Interest expense—net	62,570	44,482	35,677	17,551	5,733
Goodwill impairment	33,700	—	—	—	—
Loss on extinguishment of debt	4,880	—	—	—	—
Total other expenses	101,150	44,482	35,677	17,551	5,733
Income before income taxes	30,151	8,554	149,884	148,175	49,118
Income tax expense	27,971	3,153	58,781	57,173	30,923
Net income	$2,180	$5,401	$91,103	$91,002	$18,195
Weighted-average shares used in computing basic net income per share	27,053,616	40,691,483	40,190,448	39,457,491	38,671,564
Basic net income per share	$0.08	$0.13	$2.27	$2.31	$0.47
Weighted-average shares used in computing diluted net income per share	29,253,208	40,926,840	42,256,559	41,378,210	40,416,630
Diluted net income per share	$0.07	$0.13	$2.16	$2.20	$0.45
Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	44%	45%	49%	50%	47%
Growth in net revenues:
Stores (2)	16%	9%	16%	14%	27%
Direct (1)	12%	(7)%	10%	28%	33%
Total	14%	1%	13%	20%	30%
Comparable brand revenue growth (3)	6%	(7)%	11%	20%	31%
Adjusted net income (4)	$89,200	$51,789	$114,772	$97,636	$69,101
Capital:
Capital expenditures (5)	$112,455	$157,644	$133,460	$110,359	$93,868
Construction related deposits (6)	14,387	23,380	20,049	9,250	—
Total capital	$126,842	$181,024	$153,509	$119,609	$93,868

	February 3,	January 28,	January 30,	January 31,	February 1,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,907	$87,023	$331,467	$145,686	$13,389
Short-term and long-term investments (7)	—	175,889	152,855	80,506	—
Working capital (8)	132,098	722,355	861,304	540,299	276,919
Total assets	1,732,866	2,192,520	2,067,944	1,522,036	1,025,103
Financing obligations under build-to-suit lease transactions	229,323	203,015	146,621	124,770	33,165
Convertible senior notes due 2019—net (9)	329,012	314,543	300,711	287,487	—
Convertible senior notes due 2020—net (9)	255,865	239,876	224,887	—	—
Term loan	80,000	—	—	—	—
Equipment security notes	18,497	—	—	—	—
Promissory note	13,183	—	—	—	—
Asset based credit facility	199,970	—	—	—	85,425
Notes payable for share repurchases	19,390	19,390	19,523	19,523	2,710
Total debt (including current portion) (10)	923,896	581,318	552,702	314,514	90,331
Total stockholders’ equity (deficit)	(7,336)	919,869	886,160	702,916	545,272

(1)	Direct net revenues include sales through our Source Books, websites, and phone orders, including our Contract business and a portion of our Trade business.
(2)

Stores data represents retail stores, including Waterworks Showrooms, plus outlet stores. Net revenues for outlet stores, which include warehouse sales, for fiscal 2017, fiscal 2016, fiscal 2015, fiscal 2014 and fiscal 2013 were $205.7 million, $144.6 million, $142.8 million, $121.6 million and $89.6 million, respectively.

(3)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child, RH Modern Galleries and Hospitality. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue was included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue was included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition. The impact on net revenues related to the product recalls in fiscal 2017 and fiscal 2016 has been excluded from comparable brand revenue growth. Because fiscal 2017 was a 53-week year, comparable brand revenue growth percentage for fiscal 2017 excludes the extra week of revenue.

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

	Year Ended
	February 3,	January 28,	January 30,	January 31,	February 1,
	2018	2017	2016	2015	2014
	(in thousands)
Net income	$2,180	$5,401	$91,103	$91,002	$18,195
Adjustments pre-tax:
Goodwill impairment (a)	33,700	—	—	—	—
Amortization of debt discount (b)	27,926	26,404	19,803	6,852	—
Non-cash compensation (c)	23,872	3,672	—	—	63,155
Recall accrual (d)	7,707	4,615	—	—	—
Distribution center closures (e)	5,795	—	—	—	—
Loss on extinguishment of debt (f)	4,880	—	—	—	—
Asset impairment and lease losses (g)	4,417	12,743	—	—	—
Impact of inventory step-up (h)	2,527	6,835	—	—	—
Anti-dumping exposure (i)	(2,202)	—	—	—	—
Gain on sale of building and land (j)	(2,119)	—	—	—	—
Legal claim (k)	—	8,701	19,046	7,700	—
Reorganization related costs (l)	—	5,698	—	—	—
Aircraft impairment (m)	—	4,767	—	—	—
Acquisition related costs (n)	—	2,847	—	—	—
Follow-on offering fees (o)	—	—	—	—	2,895
Subtotal adjusted items	106,503	76,282	38,849	14,552	66,050
Impact of income tax items (p)	(19,483)	(29,894)	(15,180)	(7,918)	(15,144)
Adjusted net income	$89,200	$51,789	$114,772	$97,636	$69,101

(a)	Represents goodwill impairment related to the Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements.
(b)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their respective terms. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $2.5 million, $2.4 million, $2.3 million and $1.1 million during fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

(c)

The adjustment for fiscal 2017 represents a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017. The adjustment for fiscal 2016 represents a non-cash compensation charge related to the fully vested option grants made in connection with our acquisition of Waterworks. Fiscal 2013 includes a $33.7 million non-cash compensation charge related to the fully vested option grant made to Mr. Friedman upon his reappointment as Chairman and Co-Chief Executive Officer in July 2013 and a $29.5 million non-cash compensation charge related to the performance-based vesting of certain shares granted to Mr. Friedman.

(d)

Represents a reduction in net revenues, increase in cost of goods sold and inventory charges associated with product recalls initiated in the fourth quarter of fiscal 2016 and second quarter of fiscal 2017, as well as adjustments in fiscal 2017 of the accrual related to the recalls. The recall adjustments, which affected our results for fiscal 2017 and fiscal 2016, had the following effect on our income before taxes:

	Year Ended
	February 3,	January 28,
	2018	2017
	(in thousands)
Reduction of net revenues	$3,207	$3,441
Incremental cost of goods sold and inventory charges	4,315	535
Impact on gross profit	7,522	3,976
Incremental selling, general and administrative expenses	185	639
Impact on income before income taxes	$7,707	$4,615

(e)

Represents property and equipment disposals, lease related charges, inventory transfer costs, severance expense and other costs associated with two distribution center closures, which were completed in November 2017 and January 2018.

(f)	Represents the loss on extinguishment of debt related to the second lien term loan which was repaid in full in October 2017.
(g)

Represents the impairments associated with RH Contemporary Art and RH Kitchen. The impairment related to RH Kitchen is a result of the alignment with the Waterworks Kitchen product line strategy. This resulted in cost of goods sold of $1.0 million which represented impairment of inventory in fiscal 2016. RH Contemporary Art was integrated into the broader RH platform and no longer operates as a separate division. In fiscal 2016, this resulted in cost of goods sold of $1.1 million which represented impairment of inventory, and selling, general and administrative expenses of $10.6 million which represents lease related charges, property and equipment disposals, and donations. In fiscal 2017, an additional lease related charge of $4.4 million was recorded due to the remeasurement of the liability for lease losses for RH Contemporary Art resulting from an update to both the timing and the amount of future estimated lease related cash inflows.

(h)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(i)

Represents the release of the remaining reserve for potential claims regarding anti-dumping duties which we believe have lapsed. The reserve related to potential tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review on the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.

(j)	Represents the gain on the sale of building and land of one of our owned retail Galleries.
(k)

Represents charges incurred or the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

(l)

Represents costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(m)	Represents the impairment recorded upon reclassification of aircraft as asset held for sale.
(n)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.
(o)	Represents legal and other professional fees incurred in connection with our follow-on offerings in May 2013 and July 2013.
(p)

The adjustment for fiscal 2017 is based on an adjusted tax rate of 34.7%, which is calculated based on the weighted-average fiscal 2017 quarterly adjusted pro forma tax rates and excludes the impact of tax reform, including the $6.0 million revaluation of the net deferred tax assets and $1.0 million transitional tax, as well as the $5.9 million tax impact associated with the Waterworks reporting unit goodwill impairment. Fiscal 2016 assumes a normalized tax rate of 39%. The adjustment for fiscal 2015 represents the tax effect of the adjusted items based on our effective tax rate of 39.2%. Fiscal 2014 and fiscal 2013 assume a normalized tax rate of 40%.

(5)	Capital expenditures include the acquisition of buildings and land of $14.0 million in fiscal 2015.
(6)	Construction related deposits relate to payments to escrow accounts for future construction of Design Galleries.

(7)

As of the year ended fiscal 2016, fiscal 2015 and fiscal 2014, $142.7 million, $130.8 million and $62.2 million, respectively, of our investments were due within one year. As of the year ended fiscal 2016, fiscal 2015 and fiscal 2014, $33.2 million, $22.1 million and $18.3 million, respectively, of our investments were due within two years. The Company held no investments as of fiscal 2017.

(8)	Working capital is defined as current assets, less current liabilities, excluding the current portion of long-term debt.
(9)

Represents our obligations, net of debt discount, related to the 2019 Notes and 2020 Notes. The aggregate principal amounts due under the 2019 Notes and 2020 Notes are $350 million and $300 million, respectively.

(10)

Total debt (including current portion) includes the 2019 Notes and 2020 Notes, net of debt discount, asset based credit facility, term loan, notes payable for share repurchases, equipment security notes, aircraft promissory note and capital lease obligations.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. As of February 3, 2018, we operated a total of 83 retail Galleries consisting of 16 Design Galleries (10 next generation Design Galleries and 6 larger format Design Galleries), 47 legacy Galleries, 1 RH Modern Gallery and 4 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks Showrooms in the United States and in the U.K. In addition, as of February 3, 2018, we operated 32 outlet stores throughout the United States and Canada.

We lowered our new Gallery opening cadence in 2016 to three to five Galleries per year. We made this decision in order to focus on a slower store opening cadence that was designed to decrease the execution risk over the course of our real estate transformation and to lower our capital requirements. This slower opening cadence also was designed to put less pressure on our infrastructure, enabling greater capital discipline throughout the organization while we continued to focus on other initiatives to improve our operating model. We believe this effort has been successful in yielding the benefits that we have been seeking from this initiative. At the same time, we have identified key learnings from our real estate transformation efforts during 2016 and 2017 that have supported our development of a new prototype Design Gallery that will enable us to escalate our new store opening cadence beginning in 2019. The new prototype will range in size from 33,000 square feet inclusive of our integrated hospitality experience to 29,000 square feet without, and will represent our assortments from RH Interiors, RH Modern, RH Baby & Child, RH TEEN and RH Outdoor. Due to the reduced square footage and efficient design, these new Galleries should be significantly more capital efficient and should have lower risk in the real estate development process both with respect to costs and time required for completion. We anticipate these new Galleries will represent approximately two thirds of our target markets and enable us to ramp from three to five new Galleries per year to a pace of five to seven. We will continue to develop and open larger more customized Bespoke Design Galleries in the top metropolitan markets, and indigenous smaller format Bespoke Galleries in second home markets that have attractive customer demographics. As an example of the smaller Bespoke Gallery format, in 2018 we expect to open RH Yountville, the Gallery in the Napa Valley.

Key Value Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies:

•

Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries that are sized to the potential of each market and the size of our assortment. In 2016, we lowered our new Gallery opening cadence to three to five Galleries per year. We made this decision in order to focus on a slower store opening cadence that was designed to decrease the execution risk over the course of our real estate transformation and to lower our capital requirements. This slower opening cadence also was designed to put less pressure on our infrastructure, enabling greater capital discipline throughout the organization while we continued to focus on other initiatives to improve our operating model.  We believe this effort has been successful in yielding the benefits that we have been seeking from this initiative.

We opened RH Toronto in October 2017 and RH West Palm in November 2017, both with integrated food and beverage offerings. We expect to open three Design Galleries in Portland, Nashville and New York, in addition to one smaller Gallery in Yountville, California in the Napa Valley, in fiscal 2018, the latter three with integrated cafés, wine vaults and barista bars.

New Design Gallery sites are identified based on a variety of factors, including timing of legacy Gallery lease expiration, availability of suitable new site locations based on several store specific aspects including geographic location, demographics, and proximity to affluent consumers, and the negotiation of favorable economic terms to the Company for the new location, as well as satisfactory and timely completion of real estate development including procurement of permits and completion of construction. The number of Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects.

Based on our analysis, we believe we have the opportunity to operate Design Galleries in 60 to 70 locations in the United States and Canada. Landlords continue to offer us leases that accommodate our space requirements and that have favorable terms.

We have identified key learnings from our real estate transformation efforts during 2016 and 2017 that have supported our development of a new prototype Design Gallery that will enable us to escalate our new store opening cadence beginning in 2019. The new prototype will range in size from 33,000 square feet inclusive of our integrated hospitality experience to 29,000 square feet without, and will represent our assortments from RH Interiors, RH Modern, RH Baby & Child, RH TEEN and RH Outdoor. Due to the reduced square footage and efficient design, these new Galleries should be significantly more capital efficient and should have lower risk in the real estate development process both with respect to costs and time required for completion. We anticipate these new Galleries will represent approximately two thirds of our target markets and enable us to ramp from three to five new Galleries per year to a pace of five to seven. We will continue to develop and open larger more customized Bespoke Design Galleries in the top metropolitan markets, and indigenous smaller format Bespoke Galleries in second home markets that have attractive customer demographics. As an example of the smaller Bespoke Gallery format, in 2018 we expect to open RH Yountville, the Gallery in the Napa Valley.

Our rate of revenue growth across fiscal 2016 and fiscal 2017 slowed as compared to prior years in part due to the slower cadence of our new Design Gallery openings during those years. We expect to open four new Galleries in 2018 and then shift the cadence of openings beginning in 2019 to five to seven new locations per year. The increased cadence should support an increase in the rate of our revenue growth as new Gallery openings are one of the key drivers of our revenue.

We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale-leaseback arrangement resulting in lower capital investment and lower rent. We currently have two projects, RH Yountville, California, and Edina, Minnesota, under construction using this new model and have an additional five projects in the development process.

•	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
•	growing our merchandise assortment;
•	introducing new products and categories,
•	expanding our service offerings, including design services and cafes, wine vaults and coffee bars at our Design Galleries;
•	exploring and testing new business opportunities complementary to our core business; and
•

increasing our brand awareness and customer loyalty through our Source Book circulation strategy, membership program, our digital marketing initiatives and our advertising and public relations activities and events.

During 2017 and 2018 we have deferred the introduction of major new product category expansions other than the ongoing development of RH hospitality in conjunction with new Design Galleries. We plan a return to our product and business expansion strategy in 2019, which has been on hold as we focused on the architecture of a new operating platform and our move to a membership model.

•

Architect New Operating Platform. Our goal is to architect a new operating platform that we believe will simplify our business, enhance the customer experience, and amplify decision quality and speed. As part of architecting a new operating platform, we have focused on redesigning our supply chain network, rationalizing our product offerings, and transitioning inventory into fewer facilities, creating a more capital efficient model. Our initial efforts in fiscal 2016 and 2017 focused on our distribution center network, decision data, and the home delivery experience, including:

•

Introduction of New Membership Model—In March 2016, we introduced the RH Members Program, an exclusive new membership program that reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across all RH brands in addition to other benefits including complimentary interior design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card, among others. We believe that transitioning our business from a promotional to membership model has enhanced our brand, simplified and streamlined our business as well as allowed us to develop deeper connections with our customers. We believe that the transition to a membership model has had a favorable impact on our business and financial performance including through a reduction in our return rate, exchange rate and cancel rate resulting in higher conversion of demand into revenues.

•

For the year ended February 3, 2018, our members drove 95% of sales in our core RH business, and we had approximately 405,000 members at year end. Our core RH business does not include sales generated via Outlet, Contract or Waterworks.

•	We believe that the shift to a membership model has positively affected the financial results of our business. Specifically, we believe some of the benefits include:

Customer experience has improved. Our interior design professionals can now work with customers based on their timeline and project deadlines, as opposed to our prior promotional calendar. We believe this will lead to larger overall sales transactions for individual customer design projects.

Lower cancellations and returns. We believe the shift to a membership model has also resulted in positive trends, including lower rates of cancelled orders and returns.

Improved operational costs. The volume of sales, orders and shipments in our business under the prior promotional model was characterized by large spikes in customer orders based upon promotional events followed by lower orders and sales after the end of an event. This buying pattern also affected numerous other aspects of our business, including staffing and costs as we required enhanced staffing to service the increased number of customers during peak sales events. Likewise, significant fluctuations in sales had downstream implications for our supply chain related to merchandise orders, manufacturing and production, shipment to our distribution centers and final delivery to our customers. All of these aspects of our operations are experiencing improved efficiencies as a result of the membership model whereby sales are more evenly distributed throughout the year as opposed to the peaks and valleys of orders and sales under the prior model.

•

Distribution Center Network Redesign—As a result of our work to redesign our distribution network and optimize inventory, we were able to forego building a fifth furniture distribution center planned to open in fiscal 2017, consolidate our current furniture distribution center network from four to two locations in fiscal 2017, and believe we can operate our business with even fewer facilities. In fiscal 2017, we completed the closure of our furniture distribution centers in Los Angeles and Dallas, eliminating 1.75 million square feet of distribution center space, resulting in savings in excess of $20 million annually. We believe managing our business in fewer facilities will reduce inventory risk, increase turns, and should result in higher gross margins over time.

•

Reconceptualize Reverse Logistics Business—In fiscal 2017, we implemented initiatives to re-conceptualized our Outlet and reverse logistics business. Previously, furniture product returns would go from a customer’s home and be returned to a furniture distribution center, then eventually transferred to one of our Outlet locations. We believe by rerouting customer returns away from our distribution centers, in favor of in-market alternatives and direct to Outlet transfers, we will reduce transportation and handling costs, plus improve selling margins across our Outlet network. Our early tests indicate that this initiative could yield substantial savings and margin enhancement opportunity of approximately $20 million annually.

•

Luxury In-Home Furniture Delivery Experience—We believe there is an opportunity to improve the customer experience by taking greater control of the final mile in-home delivery. We have in-sourced the majority of our home delivery hubs, but continue to use third-party providers for furniture delivery into our customer’s home. We believe that many third-party furniture delivery providers are designed to support mass and mid-market companies and that significant opportunity exists for developing improved solutions for the luxury market. We have achieved significant scale such that we can now explore and test alternative solutions in certain markets, including the use of our own trucks and drivers, and believe we can dramatically enhance the customer experience while driving down return rates, damages, and deliveries per order.

•

Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, we are also working to enhance the brand experience in other aspects of our business. We are making changes in many aspects of our business processes that affect our customers, including the in-home delivery experience, improvements in product quality and enhancements in sourcing, product availability, and all aspects of customer care and service. We also believe that the introduction of experiential brand-enhancing products and services, such as expanded design ateliers, the RH Interior Design program and the launch of an integrated food and beverage experience in a number of our new Galleries, will further enhance our customers’ in-store experience, in addition to allowing us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

•

Increase Operating Margins. We have the opportunity to continue to improve our operating margins by focusing on optimizing the profitability of our new platform and leveraging our fixed occupancy, advertising and corporate general and administrative costs and scalable infrastructure. We anticipate improved operating margins through the benefits of our SKU rationalization and inventory reduction efforts, cycling the significant start-up costs from our integrated hospitality experience, neutralizing the earnings drag from Waterworks, benefitting from the continued cost savings of our new operating platform, and leveraging the gain we expect from our real estate transformation. In addition, we believe the operating efficiencies of our membership model are helping to drive a number of efficiencies across our business that are contributing to our improving operating margins.

•

Optimize the Allocation of Capital in the Business and Maximize Cash Flow. We believe that our operations and current initiatives present a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing cash on our balance sheet as well as deploying capital to repay debt and repurchase shares of our common stock, which we believe creates a long term benefit to our shareholders. During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion, which represented 49.5% of the shares outstanding as of the end of fiscal 2016. We incurred additional debt to fund a portion of our share repurchase programs and we believe that was a good capital allocation given favorable interest rates on debt and the ability of our business to generate cash in light of current business initiatives in order to paydown and service such debt. Our focus on cash during 2017 also resulted in the Company generating $433 million in free cash flow in 2017 which further supported our share repurchase programs. We expect to continue to focus on generating additional free cash flow during 2018.

We believe many of our current business initiatives support our capital allocation and cash flow goals. For example, during fiscal 2017, one of our initiatives has been to generate additional cash flow through the optimization of inventory, including through rationalizing our SKU count and reducing overall levels of inventory, which involves selling slower moving, discontinued and other inventory through markdowns and through our outlet channel. We have also undertaken initiatives to optimize our distribution network and make significant improvements in the way that we handle merchandise in the distribution and delivery part of our business. We expect that these improvements will result in operational efficiencies in the handling and transportation of merchandise and will enable us to achieve greater efficiency and lower requirements for carrying inventory to meet customer demand. We also believe that our Gallery opening cadence of three to five Galleries per year will result in improved deal economics, lower build out costs and higher returns, will lower our capital requirements and execution risk over the course of our real estate transformation and will put less pressure on our infrastructure, enabling greater capital discipline throughout the organization. In addition, we have a number of assets that can be sold to third parties in order to generate cash. We expect to transition from a lease to a development model and may enter into sale leaseback transactions with respect to certain real estate that we own, for example, and may enter into capital or operating leases in lieu of purchasing or holding certain assets that are used in our business. We intend to continue to seek out and evaluate opportunities for effectively managing and deploying capital in ways that support and enhance our business initiatives and strategies.

•

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States, Canada and the U.K. in the future. We also continue to explore opportunities to open our first RH Gallery in London. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

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

Factors Affecting Our Results of Operations

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and such discussion generally lists the factors in order of magnitude based on their impact. The below are certain factors that affect our results of operations:

Our Strategic Initiatives. We are in the process of implementing a number of significant business initiatives that have had and will continue to have an impact on our results of operations, including:

•	the introduction and expansion of new product categories and services;
•	efforts to reduce inventories and rationalize our SKU count;
•	the transition from a promotional to a membership model;
•	changes in our Source Book circulation strategy including the depth, frequency and timing of mailings as well as the scope of product offerings displayed in our Source Books;
•	changes in the overall opening cadence for new Galleries;
•	the timing and progress of the opening of new Design Galleries that are under development;
•	the optimization of our store sizes to better fit anticipated demand in a given market;

•	the redesign of our distribution center network;
•	changes in handling of customer returns and reverse logistics model in favor of a direct to outlet model;
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

•	the introduction of an integrated hospitality experience, including the roll out of an integrated food and beverage experience in a number of our new Design Galleries; and
•	leveraging the above strategic initiatives across both our RH Segment and Waterworks to drive the performance of each business.

As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations.

Certain of our strategic initiatives were initiated to address temporal factors that negatively impacted the business in fiscal 2016. The factors negatively impacting the business in 2016 included: (1) costs related to the launch of RH Modern, including substantial customer accommodations and related expenses incurred in part in response to initial difficulties in ramping up production in response to customer demand; (2) the timing and recognition of RH Member Program revenue, as the RH Members Program fee is amortized on a monthly basis over the annual membership period and therefore at the time of launching the program these fees negatively impact margin in the short-term; (3) efforts to reduce inventories and rationalize SKU count; and (4) the decision to move the Spring 2016 Source Book mailing to Fall 2016. In fiscal 2017, our financial results were positively impacted by the anniversary of many of these temporal factors as well as the continued strong demand for our product offering and growth from our real estate strategy. In addition to cycling many of the temporal drags from fiscal 2016, our efforts to optimize our supply chain network, including the closure of two furniture fulfillment centers, changes to the customer return and reverse logistics process, among other supply chain improvements, contributed to the strong margin improvement and earnings growth in fiscal 2017. Our continued efforts to optimize inventory and rationalize our SKU count into fiscal 2017 did have a negative impact, however, on our margin and earnings, particularly in the first half of fiscal 2017.

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand, our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that was able to match market demand from our customers, leading to higher levels of customer back orders and lost sales. For example, some of our vendors experienced difficulty in producing goods in sufficient quantity to meet initial customer demand for RH Modern.

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

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our net revenues are affected by general economic conditions including conditions that affect the housing market. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, but that our sales are particularly affected by the health of the higher end customer and demand levels from that customer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer, the higher end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher end real estate markets in the U.S., the number of second and third homes being bought and sold, stock market prices, tax policies and interest rates, and the perceived prospect for capital appreciation in higher end real estate. We have in the past experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods. Additionally, we have seen a weakness in consumer spending at the luxury end of the retail market. These headwinds tied to macroeconomic factors may continue in future quarters. For more information, refer to Item 1A—Risk Factors—Changes in consumer spending and factors that influence spending of the specific consumers we target, including the health of the high-end housing market, may significantly impact our revenue and results of operations.

Fluctuation in Quarterly Results. Our quarterly results have historically varied depending upon a variety of factors, including the timing and extent of product offerings, promotional events, store openings, shifts in the timing of holidays and the timing of our Source Book releases, the timing and extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. We believe that the introduction of the RH Members Program may influence the seasonality of our business, which previously fluctuated based on the timing of our promotional events. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

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

In recent periods we have experienced increased selling, general and administrative expenses, excluding certain non-cash compensation and costs associated with distribution center closures, and asset impairments and lease losses, as discussed in “Basis of Presentation and Results of Operations” below. The most significant components of these increases are employment costs due to company growth and expansion, an increase in advertising and marketing costs, an increase in credit card fees due to increased revenues, as well as an increase in professional fees and other corporate costs. We expect certain of these expenses to continue to increase as we continue to open new stores, develop new product categories and otherwise pursue our current business initiatives.

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

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child, RH Modern Galleries and Hospitality. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue was included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue was included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition. The impact on net revenues related to the product recalls in fiscal 2017 and fiscal 2016 has been excluded from comparable brand revenue growth. Because fiscal 2017 was a 53-week year, comparable brand revenue growth percentage for fiscal 2017 excludes the extra week of revenue.

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

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income and other financial and operating data.

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(dollars in thousands)
Consolidated Statements of Income:
Net revenues	$2,440,174	$2,134,871	$2,109,006
Cost of goods sold	1,591,107	1,455,084	1,356,314
Gross profit	849,067	679,787	752,692
Selling, general and administrative expenses	717,766	626,751	567,131
Income from operations	131,301	53,036	185,561
Other expenses
Interest expense—net	62,570	44,482	35,677
Goodwill impairment	33,700	—	—
Loss on extinguishment of debt	4,880	—	—
Total other expenses	101,150	44,482	35,677
Income before income taxes	30,151	8,554	149,884
Income tax expense	27,971	3,153	58,781
Net income	$2,180	$5,401	$91,103
Other Financial and Operating Data:
Net revenues:
Stores (1)	$1,371,342	$1,178,860	$1,083,600
Direct (2)	$1,068,832	$956,011	$1,025,406
Direct as a percentage of net revenues (2)	44%	45%	49%
Growth in net revenues:
Stores (1)	16%	9%	16%
Direct (2)	12%	(7)%	10%
Total	14%	1%	13%
Comparable brand revenue growth (3)	6%	(7)%	11%
Capital:
Capital expenditures (4)	$112,455	$157,644	$133,460
Construction related deposits (5)	14,387	23,380	20,049
Total capital	$126,842	$181,024	$153,509

(1)

Stores data represents retail stores, including Waterworks Showrooms, plus outlet stores. Net revenues for outlet stores, which include warehouse sales, for fiscal 2017, fiscal 2016 and fiscal 2015 were $205.7 million, $144.6 million and $142.8 million, respectively.

(2)	Direct net revenues include sales through our Source Books, websites, and phone orders, including our Contract business and a portion of our Trade business.
(3)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child, RH Modern Galleries and Hospitality. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue was included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue was included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition. The impact on net revenues related to the product recalls in fiscal 2017 and fiscal 2016 has been excluded from comparable brand revenue growth. Because fiscal 2017 was a 53-week year, comparable brand revenue growth percentage for fiscal 2017 excludes the extra week of revenue.

(4)	Capital expenditures include the acquisition of buildings and land of $14.0 million in fiscal 2015.
(5)	Construction related deposits relate to payments to escrow accounts for future construction of Design Galleries.

The following table sets forth our consolidated statements of income as a percentage of total net revenues.

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Consolidated Statements of Income:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	65.2	68.2	64.3
Gross profit	34.8	31.8	35.7
Selling, general and administrative expenses	29.4	29.3	26.9
Income from operations	5.4	2.5	8.8
Other expenses
Interest expense—net	2.6	2.1	1.7
Goodwill impairment	1.4	—	—
Loss on extinguishment of debt	0.2	—	—
Total other expenses	4.2	2.1	1.7
Income before income taxes	1.2	0.4	7.1
Income tax expense	1.1	0.1	2.8
Net income	0.1%	0.3%	4.3%

Fiscal 2017 Compared to Fiscal 2016

Prior to the Waterworks acquisition on May 27, 2016, we had one reportable segment. As we acquired the Waterworks business on May 27, 2016, reportable segment information presented below for Waterworks includes results for thirty-five weeks during fiscal 2016 and includes results for fifty-three weeks during fiscal 2017. The RH Segment includes results for fifty-two weeks during fiscal 2016 and fifty-three weeks during fiscal 2017.

	Year Ended
	February 3,			January 28,
	2018			2017
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$2,319,332	$120,842	$2,440,174	$2,060,044	$74,827	$2,134,871
Cost of goods sold	1,517,333	73,774	1,591,107	1,403,853	51,231	1,455,084
Gross profit	801,999	47,068	849,067	656,191	23,596	679,787
Selling, general and administrative expenses	666,055	51,711	717,766	590,288	36,463	626,751
Income (loss) from operations	$135,944	$(4,643)	$131,301	$65,903	$(12,867)	$53,036

(1)

Waterworks results include non-cash amortization of $2.5 million and $6.8 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during fiscal 2017 and fiscal 2016, respectively. Waterworks results for fiscal 2016 also include a non-cash compensation charge of $3.7 million related to the fully vested option grants made in connection with our acquisition of Waterworks.

Net revenues

Consolidated net revenues increased $305.3 million, or 14.3%, to $2,440.2 million in fiscal 2017 compared to $2,134.9 million in fiscal 2016. We had 83 and 85 retail stores open at February 3, 2018 and January 28, 2017, respectively. Stores net revenues increased $192.5 million, or 16.3%, to $1,371.3 million in fiscal 2017 compared to $1,178.9 million in fiscal 2016. Direct net revenues increased $112.8 million, or 11.8%, to $1,068.8 million in fiscal 2017 compared to $956.0 million in fiscal 2016. Comparable brand revenue growth was 6% for fiscal 2017.

RH Segment net revenues

RH Segment net revenues increased $259.3 million, or 12.6%, to $2,319.3 million in fiscal 2017 compared to $2,060.0 million in fiscal 2016. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment core net revenues increased due to the performance of our new Design Galleries and an increase in retail weighted-average leased selling square footage, as well as our decision to move the mailing of our 2016 Interiors Source Book to the fall of 2016. The 2016 Interiors Source Book mailing was complete in mid-December and therefore was a contributor to net revenues in fiscal 2017, whereas fiscal 2016 did not benefit from a similarly timed mailing.

Outlet sales, which include sales via warehouse locations, increased $61.1 million in fiscal 2017 compared to fiscal 2016, representing 23.5% of the RH Segment net revenues growth. Increased outlet sales occurred primarily as a result of our inventory optimization efforts as we increased our outlet promotional activity and offered higher discounts, including through warehouse sales. We also increased outlet selling square footage by approximately 33% compared to the prior period.

In addition, RH Segment net revenues increased approximately $34 million due to fiscal 2017 representing fifty-three weeks of results, whereas fiscal 2016 only included fifty-two weeks of results.

We introduced our membership program in March 2016, which provided a greater level of discount to our customers in most instances, but our recognition of membership fee revenue did not coincide with the timing of a customer order since the membership fee is recognized ratably over the 12 month period of membership. In fiscal 2017, we passed the first year anniversary of the launch of RH membership and as a result we were able to recognize a larger amount of Membership revenue versus 2016 and therefore we had an increase in Membership revenue recognized of $21.4 million.

During fiscal 2016, RH Segment net revenues were reduced by an estimated $16 million due to customer accommodation and related expenses as a result of our initiative to elevate the customer experience, including in response to production delays related to RH Modern. We did not experience similar production delays during fiscal 2017. Additionally, RH Segment net revenues for fiscal 2017 and fiscal 2016 were negatively impacted by $3.2 million and $3.4 million, respectively, related to the reduction of revenue associated with product recalls.

Waterworks net revenues

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks Showrooms and included such additional retail stores in our weighted-average leased selling square footage for both fiscal 2017 and part of fiscal 2016. Waterworks net revenues increased $46.0 million, or 61.5%, to $120.8 million in fiscal 2017 compared to $74.8 million in fiscal 2016. Waterworks net revenues represented 5.0% and 3.5% of our net revenues for fiscal 2017 and fiscal 2016, respectively. The increase in Waterworks net revenues is primarily due to fiscal 2017 representing fifty-three weeks of results, whereas fiscal 2016 only included thirty-five weeks of results as Waterworks was acquired on May 27, 2016.

Gross profit

Consolidated gross profit increased $169.3 million, or 24.9%, to $849.1 million in fiscal 2017 from $679.8 million in fiscal 2016. As a percentage of net revenues, gross margin increased 3.0% to 34.8% of net revenues in fiscal 2017 from 31.8% of net revenues in fiscal 2016.

RH Segment gross profit for fiscal 2017 was positively impacted by $2.2 million related to the release of the remaining reserve for potential claims regarding anti-dumping duties which we believe have lapsed. RH Segment gross profit for fiscal 2016 was negatively impacted by $7.7 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards. The coupons expired in March 2016. RH Segment gross profit for fiscal 2016 was also negatively impacted by $4.0 million related to the reduction of revenue and costs associated with product recalls and $2.2 million due to inventory impairments related to RH Contemporary Art and RH Kitchen. RH Segment gross profit for fiscal 2017 was negatively impacted by $7.5 million related to the reduction of revenue, incremental costs and inventory charges associated with product recalls and $1.7 million related to costs associated with distribution center closures.

Waterworks gross profit for fiscal 2017 and fiscal 2016 was negatively impacted by $2.5 million and $6.8 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the release of the anti-dumping duty reserve, impact of the coupons redeemed in connection with the legal claim, product recall costs, RH Contemporary Art and RH Kitchen impairments, costs associated with the distribution center closures and amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 2.3% to 35.1% of net revenues in fiscal 2017 from 32.8% of net revenues in fiscal 2016.

RH Segment gross profit

RH Segment gross profit increased $145.8 million, or 22.2%, to $802.0 million in fiscal 2017 from $656.2 million in fiscal 2016. As a percentage of net revenues, RH Segment gross margin increased 2.7% to 34.6% of net revenues in fiscal 2017 from 31.9% of net revenues in fiscal 2016. Excluding the release of the anti-dumping duty reserve, impact of the coupons redeemed in connection with the legal claim, product recall costs, RH Contemporary Art and RH Kitchen impairments, and costs associated with distribution center closures mentioned above, RH Segment gross margin would have increased 2.3% to 34.8% of net revenues in fiscal 2017 from 32.5% of net revenues in fiscal 2016.

Merchandise margins were impacted by our SKU rationalization efforts that had a reduced impact on our margins this year compared to last year, partially offset by higher outlet and warehouse sales driven by increased promotions and higher discounts. In addition, gross margin increased due to leverage in our fiscal 2017 shipping expense, as well as incremental shipping charges incurred during fiscal 2016 related to RH Modern production delays and our investment to elevate the customer experience. We also experienced cost leverage due to savings related to our newly introduced reverse logistics strategy. During fiscal 2017, we experienced leverage in our fixed distribution occupancy costs, partially offset by increased outlet occupancy costs.

Waterworks gross profit

Waterworks gross profit increased $23.5 million, or 99.5%, to $47.1 million in fiscal 2017 from $23.6 million in fiscal 2016. The increase in Waterworks gross profit is primarily due to fiscal 2017 representing fifty-three weeks of results, whereas fiscal 2016 included thirty-five weeks of results as Waterworks was acquired on May 27, 2016. As a percentage of net revenues, Waterworks gross margin increased 7.5% to 39.0% of net revenues in fiscal 2017 from 31.5% of net revenues in fiscal 2016. Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have increased 0.3% to 41.0% of net revenues in fiscal 2017 from 40.7% of net revenues in fiscal 2016. The increase in gross margin is primarily due to a decline in product related reserves year over year, partially offset by deleverage in occupancy costs.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $91.0 million, or 14.5%, to $717.8 million in fiscal 2017 compared to $626.8 million in fiscal 2016.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $75.8 million, or 12.8%, to $666.1 million in fiscal 2017 compared $590.3 million in fiscal 2016. Employment and employment related costs increased $47.5 million in fiscal 2017 compared to fiscal 2016, which includes the fully vested option grant made to Mr. Friedman and severance expense associated with the distribution center closures and reorganization discussed below. Excluding the fully vested option grant and severance expense, the remaining increase in employment costs is primarily related to incentive compensation due to the Company achieving certain internal performance targets in fiscal 2017. In addition, advertising and marketing costs increased $26.3 million in fiscal 2017 as compared to fiscal 2016, primarily due to the timing of our Source Book mailings. In fiscal 2017 we amortized costs related to our 2016 Interiors Source Book which was circulated in the fall of 2016. The 2016 Interiors Source Book mailing was complete in mid-December and therefore resulted in amortized costs in fiscal 2017, whereas fiscal 2016 did not incur similarly timed expenses.

RH Segment selling, general and administrative expenses for fiscal 2017 included $23.9 million related to a fully vested option grant made to Mr. Friedman in May 2017, $4.4 million related to remeasurement of RH Contemporary Art lease loss liability, $4.1 million costs associated with distribution center closures, $0.2 million incremental costs associated with product recalls and a gain of $2.1 million related to the sale of building and land.

RH Segment selling, general and administrative expenses for fiscal 2016 included a $10.6 million impairment associated with RH Contemporary Art, $5.7 million associated with a reorganization, including severance and related taxes, $4.8 million related to the impairment recorded due to the decision to sell an aircraft, $2.8 million related to charges and expenses incurred as a result of the Waterworks transaction, $1.0 million related to the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards, and $0.6 million in costs associated with product recalls.

RH Segment selling, general and administrative expenses were 27.4% of net revenues for both fiscal 2017 and fiscal 2016, respectively, excluding the fully vested option grant made to Mr. Friedman in May 2017, costs associated with distribution center closures, impairment and subsequent remeasurement of the lease liability associated with RH Contemporary Art, the product recall costs, the gain related to the sale of building and land, the reorganization costs, the impairment recorded due to the decisions to sell an aircraft, the charges and expenses incurred as a result of the Waterworks transaction, and the impact of coupons redeemed in connection with the legal claim mentioned above. Selling, general and administrative expenses as a percentage of net revenues decreased due to leverage in our employment and corporate occupancy costs, which was offset by an increase in advertising and marketing costs, as well as increased incentive compensation costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $15.2 million, or 41.8%, to $51.7 million in fiscal 2017 compared $36.5 million in fiscal 2016.

The increase in Waterworks selling, general and administrative expenses is primarily due to fiscal 2017 representing fifty-three weeks of results, whereas fiscal 2016 only includes thirty-five weeks of results as Waterworks was acquired on May 27, 2016. This increase is partially offset by stock-based compensation of $3.7 million related to the fully vested option grants made in connection with our acquisition of Waterworks in fiscal 2016.

Excluding the fully vested option grants made in connection with our acquisition of Waterworks, Waterworks selling, general and administrative expenses would have been 42.8% and 43.8% of net revenues in fiscal 2017 and fiscal 2016, respectively, with such decrease driven by leverage in corporate costs and advertising expenses partially offset by deleverage in employment and employment related costs.

Interest expense—net

Interest expense increased $18.1 million to $62.6 million in fiscal 2017 compared to $44.5 million in fiscal 2016. Interest expense consisted of the following:

	Year Ended
	February 3,	January 28,
	2018	2017
	(in thousands)
Amortization of convertible senior notes debt discount	$30,457	$28,822
Build-to-suit lease transactions	16,781	13,447
Asset based credit facility	7,042	1,827
Amortization of debt issuance costs and deferred financing fees	4,705	2,525
Term loans	4,526	—
Other interest expense	2,877	3,268
Capitalized interest for capital projects	(3,304)	(2,418)
Interest income	(514)	(2,989)
Total interest expense—net	$62,570	$44,482

Goodwill impairment

We incurred a $33.7 million goodwill impairment in fiscal 2017 for our Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements for details regarding the goodwill impairment.

Loss on extinguishment of debt

We incurred a $4.9 million loss on extinguishment of debt in fiscal 2017 due to the repayment in full of the second lien term loan in October 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

Income tax expense

Income tax expense was $28.0 million in fiscal 2017 compared to $3.2 million in fiscal 2016. Our effective tax rate was 92.8% in fiscal 2017 compared to 36.9% in fiscal 2016. The effective tax rate in fiscal 2017 was significantly impacted by non-deductible stock-based compensation related to the May 2017 grant to Mr. Friedman of an option to purchase 1,000,000 shares of the Company’s common stock. Refer to Note 16—Stock-Based Compensation in our consolidated financial statements for a description of the option grant to Mr. Friedman. In addition, the effective tax rate in fiscal 2017 was impacted by tax reform and the Waterworks reporting unit goodwill impairment. The effective tax rate was favorably impacted by net excess tax benefits from stock-based compensation of $7.0 million resulting from the Company’s adoption of ASU 2016-09 in the first quarter of fiscal 2017.

The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The new legislation contains several key tax provisions that affect us and, as required, we have included reasonable estimates of the income tax effects of the changes in tax law and tax rate in our fiscal 2017 financial results. Since the Tax Act was passed in the fourth quarter of fiscal 2017, we consider the accounting for the transition tax, deferred tax re-measurements, and other items to be provisional as the charge may be adjusted due to changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of the tax legislation. We expect to finalize our estimates within the one-year measurement period allowed by the SEC.

Our provision for income taxes in fiscal 2017 included $7.0 million of income tax expense as a result of the Tax Act, including $6.0 million for the provisional re-measurement of our net deferred tax assets for the reduction in the U.S. corporate income tax rate from 35% to 21% and a $1.0 million charge for our provisional estimate of the transition tax.

Fiscal 2016 Compared to Fiscal 2015

Prior to the Waterworks acquisition on May 27, 2016, we had one reportable segment. As we acquired the Waterworks business on May 27, 2016, reportable segment information presented below for Waterworks includes results for thirty-five weeks during fiscal 2016. The RH Segment includes results for fifty-two weeks during fiscal 2016.

	Year Ended
	January 28,
	2017
	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$2,060,044	$74,827	$2,134,871
Cost of goods sold	1,403,853	51,231	1,455,084
Gross profit	656,191	23,596	679,787
Selling, general and administrative expenses	590,288	36,463	626,751
Income (loss) from operations	$65,903	$(12,867)	$53,036

(1)

Waterworks results for fiscal 2016 include non-cash amortization of $6.8 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks, as well as a non-cash compensation charge of $3.7 million related to the fully vested option grants made in connection with our acquisition of Waterworks.

Net revenues

Consolidated net revenues increased $25.9 million, or 1.2%, to $2,134.9 million in fiscal 2016 compared to $2,109.0 million in fiscal 2015. We had 85 and 69 retail stores open at January 28, 2017 and January 30, 2016, respectively. Stores net revenues increased $95.3 million, or 8.8%, to $1,178.9 million in fiscal 2016 compared to $1,083.6 million in fiscal 2015. Direct net revenues decreased $69.4 million, or 6.8%, to $956.0 million in fiscal 2016 compared to $1,025.4 million in fiscal 2015. While we recorded an increase in our net revenues in fiscal 2016 as compared to fiscal 2015, we experienced a decline in our comparable brand revenue of 7% for fiscal 2016 which was primarily driven by the decline in direct net revenues resulting from the change in timing of the Source Book circulation.

On May 27, 2016, we acquired a controlling interest in Waterworks. As a result of this acquisition, we acquired 15 Waterworks Showrooms and included such additional retail stores in our weighted-average leased selling square footage for fiscal 2016. Waterworks net revenues were $74.8 million, which represented 3.5% of our net revenues for fiscal 2016.

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

In addition, our transition from a promotional model to the RH Members Program had some negative impact on revenue year over year in the year we launched the RH Members Program as customers transitioned from our previous promotional sales model to purchasing our products under the RH Members Program. As a result of the launch of the RH Members Program, we experienced an increase in the time period of our sales cycles as customers were not under the short-term pressure to accelerate purchases in time to qualify for a promotional event. In addition, membership fee revenue is recognized ratably over a one year period from the date a membership is purchased, while the merchandise discount associated with the first product purchases of a new membership is recognized up front at the time of sale.

Net revenues were also reduced by an estimated $16 million due to customer accommodations related to RH Modern production delays and our investment to elevate the customer experience and $3.4 million due to product recalls in fiscal 2016.

A number of positive factors contributed to our fiscal 2016 net revenues, including the increase in our store count and weighted average leased selling square footage which includes our non-comparable Design Galleries and our standalone RH Modern Gallery that opened in the fall of 2015. Other factors that contributed to our fiscal 2016 net revenues include the launch of RH Modern and RH TEEN in the second half of 2015, the introduction of new products and new product categories and the expansion of existing product assortments.

Concurrently with the above, we have experienced unfavorable macroeconomic factors during fiscal 2016 including weakness in consumer spending at the luxury end of the retail market. These factors may continue to negatively impact net revenues in future quarters.

Gross profit

Consolidated gross profit decreased $72.9 million, or 9.7%, to $679.8 million in fiscal 2016 from $752.7 million in fiscal 2015. As a percentage of net revenues, gross margin decreased 3.9% to 31.8% of net revenues in fiscal 2016 from 35.7% of net revenues in fiscal 2015.

Waterworks gross profit was $23.6 million for fiscal 2016, which was negatively impacted by $6.8 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

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

RH Segment selling, general and administrative expenses increased $23.2 million, or 4.1%, to $590.3 million in fiscal 2016 compared to $567.1 million in fiscal 2015. The increase was primarily related to an increase in employment and employment related costs of $14.0 million due to Company growth, an increase in corporate occupancy costs of $11.5 million primarily due to increased depreciation associated with upgrades in our technology infrastructure, and an increase in professional fees and other corporate costs. In addition, during fiscal 2016 we incurred a $10.6 million impairment associated with RH Contemporary Art and RH Kitchen, $5.7 million associated with a reorganization, including severance costs and related taxes, $4.8 million related to the impairment recorded due to the decision to sell an aircraft, $2.8 million related to charges and expenses incurred as a result of the Waterworks transaction, $1.0 million related to the estimated cumulative impact of coupons redeemed in connection with the legal claim mentioned above and $0.6 million in costs associated with product recalls. These increases were partially offset by a $1.8 million charge incurred in connection with the legal claim included in selling, general and administrative expenses for fiscal 2015.

These increases were partially offset by a decrease in advertising and marketing costs of $30.1 million related to our decision to move the mailing of our annual Source Books from the spring to the fall.

Excluding the impairment associated with RH Contemporary Art and RH Kitchen, reorganization charges, including severance costs and related taxes, impairment recorded due to the decision to sell an aircraft, charges and expenses incurred as a result of the Waterworks transaction, the estimated cumulative impact of coupons redeemed in connection with a legal claim and the product recall costs, RH Segment selling, general and administrative expenses were 27.4% and 26.8% of net revenues in fiscal 2016 and fiscal 2015, respectively. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increased employment and employment related costs, an increase in corporate occupancy costs primarily related to depreciation associated with upgrades in our technology infrastructure and an increase in professional fees and other corporate costs. These increases were partially offset by decreases in advertising and marketing costs.

Interest expense—net

Interest expense increased $8.8 million to $44.5 million in fiscal 2016 compared to $35.7 million in fiscal 2015. Interest expense consisted of the following:

	Year Ended
	January 28,	January 30,
	2017	2016
	(in thousands)
Amortization of convertible senior notes debt discount	$28,822	$22,114
Build-to-suit lease transactions	13,447	10,766
Amortization of debt issuance costs and deferred financing fees	2,525	2,091
Other interest expense	5,095	4,961
Capitalized interest for capital projects	(2,418)	(2,311)
Interest income	(2,989)	(1,944)
Total interest expense—net	$44,482	$35,677

Income tax expense

Income tax expense was $3.2 million in fiscal 2016 compared to $58.8 million in fiscal 2015. Our effective tax rate was 36.9% in fiscal 2016 compared to 39.2% in fiscal 2015. Refer to Note 13—Income Taxes in our consolidated financial statements.

Quarterly Results

The following table sets forth our historical quarterly consolidated statements of income for each of the last eight fiscal quarters ended through February 3, 2018. This quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments that we consider necessary to fairly state the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8—Financial Statements and Supplementary Data.

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

	Fiscal 2016				Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Net revenues	$455,456	$543,381	$549,328	$586,706	$562,080	$615,326	$592,473	$670,295
Cost of goods sold	327,981	363,542	373,509	390,052	391,824	409,513	378,148	411,622
Gross profit	127,475	179,839	175,819	196,654	170,256	205,813	214,325	258,673
Selling, general, and administrative expenses	138,950	157,824	160,433	169,544	163,360	193,690	171,163	189,553
Income (loss) from operations	(11,475)	22,015	15,386	27,110	6,896	12,123	43,162	69,120
Other expenses
Interest expense—net	10,528	10,909	11,091	11,954	12,179	14,402	18,915	17,074
Goodwill impairment	—	—	—	—	—	—	—	33,700
Loss on extinguishment of debt	—	—	—	—	—	—	4,880	—
Total other expenses	10,528	10,909	11,091	11,954	12,179	14,402	23,795	50,774
Income (loss) before income taxes	(22,003)	11,106	4,295	15,156	(5,283)	(2,279)	19,367	18,346
Income tax expense (benefit)	(8,533)	4,188	1,778	5,720	(1,913)	5,583	6,216	18,085
Net income (loss)	$(13,470)	$6,918	$2,517	$9,436	$(3,370)	$(7,862)	$13,151	$261
Adjusted net income (loss) (1)	$(2,066)	$17,908	$8,019	$27,928	$1,794	$19,701	$24,424	$43,281
Comparable brand revenue growth (2)	4%	(3)%	(6)%	(18)%	9%	7%	6%	2%

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

	Fiscal 2016				Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net income (loss)	$(13,470)	$6,918	$2,517	$9,436	$(3,370)	$(7,862)	$13,151	$261
Adjustments pre-tax:
Goodwill impairment (a)	—	—	—	—	—	—	—	33,700
Amortization of debt discount (b)	6,442	6,479	6,629	6,854	6,715	6,790	6,879	7,542
Asset impairments and lease losses (c)	—	—	—	12,743	—	—	—	4,417
Distribution center closures (d)	—	—	—	—	—	—	1,862	3,933
Impact of inventory step-up (e)	—	3,401	1,786	1,648	1,380	480	248	419
Anti-dumping exposure (f)	—	—	—	—	—	—	—	(2,202)
Recall accrual (g)	—	—	—	4,615	—	4,733	3,552	(578)
Loss on extinguishment of debt (h)	—	—	—	—	—	—	4,880	—
Gain on sale of building and land (i)	—	—	—	—	—	(1,300)	(819)	—
Non-cash compensation (j)	—	3,672	—	—	—	23,872	—	—
Aircraft impairment (k)	—	—	—	4,767	—	—	—	—
Reorganization related costs (l)	1,415	3,309	974	—	—	—	—	—
Acquisition related costs (m)	2,069	778	—	—	—	—	—	—
Legal claim (n)	8,701	—	—	—	—	—	—	—
Subtotal adjusted items	18,627	17,639	9,389	30,627	8,095	34,575	16,602	47,231
Impact of income tax items (o)	(7,223)	(6,649)	(3,887)	(12,135)	(2,931)	(7,012)	(5,329)	(4,211)
Adjusted net income (loss)	$(2,066)	$17,908	$8,019	$27,928	$1,794	$19,701	$24,424	$43,281

(a)	Represents goodwill impairment related to the Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements.
(b)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their respective terms. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.6 million, $0.7 million, $0.6 million and $0.5 million during the first, second, third and fourth quarters of fiscal 2016, respectively. Amounts are presented net of interest capitalized for capital projects of $0.7 million, $0.8 million, $0.8 million and $0.2 million during the first, second, third and fourth quarters of fiscal 2017, respectively.

(c)

The adjustment for the fourth quarter of fiscal 2016 represents the impairments associated with RH Contemporary Art and RH Kitchen. The impairment related to RH Kitchen is a result of the alignment with the Waterworks Kitchen product line strategy. This resulted in cost of goods sold of $1.0 million which represented impairment of inventory in the fourth quarter of fiscal 2016. RH Contemporary Art was integrated into the broader RH platform and no longer operates as a separate division. In the fourth quarter of fiscal 2016, this resulted in cost of goods sold of $1.1 million which represented impairment of inventory, and selling, general and administrative expenses of $10.6 million which represents lease related charges, property and equipment disposals, and donations. In the fourth quarter of fiscal 2017, an additional lease related charge of $4.4 million was recorded due to the remeasurement of the liability for lease losses for RH Contemporary Art resulting from an update to both the timing and the amount of future estimated lease related cash inflows.

(d)

The adjustments represent property and equipment disposals, lease related charges, inventory transfer costs, severance expense and other costs associated with two distribution center closures, which were completed in November 2017 and January 2018.

(e)	The adjustments represent the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(f)

Represents the release of the remaining reserve for potential claims regarding anti-dumping duties which we believe have lapsed. The reserve related to potential tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review on the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.

(g)	The adjustments represent the reduction of net revenues and costs associated with product recalls.

(h)	The adjustment represents the loss on extinguishment of debt related to the second lien term loan which was repaid in full in October 2017.
(i)

The adjustment represents the gain on the sale of building and land of one of our owned retail Galleries. As we entered into a short-term lease agreement to lease the property subsequent to the sale, the total gain associated with the sale of this property was amortized over a five month period.

(j)

The adjustment for the second quarter of fiscal 2016 represents a non-cash compensation charge related to fully vested option grants made in connection with our acquisition of Waterworks. The adjustment for the second quarter of fiscal 2017 represents a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.

(k)	The adjustment represents the impairment recorded upon reclassification of aircraft as asset held for sale.
(l)

The adjustments represent costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(m)	The adjustments represent costs incurred in connection with our acquisition of Waterworks including professional fees.
(n)

The adjustment represents the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.

(o)

The adjustments to calculate income tax expense for the first, second and third quarters of fiscal 2016 represent the tax effect of the adjusted items based on our effective tax rates of 38.8%, 37.7% and 41.4%, respectively. The fourth quarter of fiscal 2016 assumes a normalized tax rate of 39%. The adjustments to calculate income tax expense for the first and third quarters of fiscal 2017 represent the tax effect of the adjusted items based on our effective tax rates of 36.2% and 32.1%, respectively. The adjustment for the second quarter of fiscal 2017 assumes a normalized tax rate of 39%. The adjustment for the fourth quarter of fiscal 2017 is based on an adjusted tax rate of 34.0% which excludes the impact of tax reform, including the $6.0 million revaluation of the net deferred tax assets and $1.0 million transitional tax, as well as the $5.9 million tax impact associated with the Waterworks reporting unit goodwill impairment.

(2)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child, RH Modern Galleries and Hospitality. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet store net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue was included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue was included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition. The impact on net revenues related to the product recalls in the second, third and fourth quarters of fiscal 2017 and the fourth quarter of fiscal 2016 has been excluded from comparable brand revenue growth. Because fiscal 2017 was a 53-week year, comparable brand revenue growth percentage for the fourth quarter of fiscal 2017 excludes the extra week of revenue.

Liquidity and Capital Resources

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. In fiscal 2017, we completed two share repurchase programs in an aggregate amount of $1 billion. A $300 million share repurchase was completed during the first quarter of fiscal 2017 and a $700 million share repurchase was completed during the second quarter of fiscal 2017 (refer to “Share Repurchase Programs” below). We intend to evaluate our capital allocation from time to time and may engage in future share repurchases in circumstances where buying shares of our common stock represents a good value and provides a favorable return for our shareholders.

We have $650 million in aggregate principal amount of convertible notes outstanding, of which $350 million mature in June 2019 and $300 million mature in June 2020. While we anticipate using free cash flow to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

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

In addition, our capital needs may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in remodeling and opening new Design Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2017, our investments in capital expenditures totaled $112.5 million and were offset by proceeds from sales of assets of $15.1 million. We made payments of $14.4 million in fiscal 2017 to escrow accounts for future construction of Design Galleries.

We anticipate our gross capital expenditures to be approximately $100 million to $110 million in fiscal 2018, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. We anticipate that our fiscal 2018 capital expenditures will be partially offset by proceeds from sales of assets of approximately $25 million.

The majority of the current lease arrangements for our new Design Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from our landlords related to the building of our Design Galleries in fiscal 2018. As we develop new Galleries, as well as potentially other strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment on our part than a traditional store lease with a landlord. We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale-leaseback arrangement resulting in lower capital investment and lower rent. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms to the extent necessary to fund all of our initiatives, or that sufficient incremental debt will be available to us in order to fund our cash payments in respect of the repayment of our outstanding convertible senior notes in an aggregate principal amount of $650 million at maturity of such senior convertible notes or our term loan at the maturity dates of such term loan. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash upon maturity of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(in thousands)
Provided by operating activities	$555,102	$78,845	$126,704
Provided by (used in) investing activities	64,043	(321,497)	(227,397)
Provided by (used in) financing activities	(688,413)	(2,241)	286,782
Increase (decrease) in cash and cash equivalents	(69,116)	(244,444)	185,781
Cash and cash equivalents at end of period	17,907	87,023	331,467

We have experienced substantial fluctuation in our cash and cash equivalents year over year. Cash and cash equivalents decreased by $69.1 million from fiscal 2016 to fiscal 2017 and decreased by $244.4 million from fiscal 2015 to fiscal 2016.

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For fiscal 2017, net cash provided by operating activities was $555.1 million and consisted of net income of $2.2 million, non-cash items of $215.6 million and a decrease in cash used for working capital and other activities of $337.3 million. Working capital and other activities consisted primarily of decreases in inventory of $220.8 million due to our SKU rationalization initiative, outlet inventory optimization efforts and revised DC network strategy, as well as increases in accounts payable and accrued liabilities of $64.5 million related to timing of payments. We also had decreases in prepaid expenses and other current assets of $45.5 million primarily due to amortization of our capitalized catalog costs, reduction in prepaid rent and a reduction of federal and state tax receivables.

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

For fiscal 2015, net cash provided by operating activities was $126.7 million and consisted of net income of $91.1 million and non-cash items of $78.1 million, partially offset by an increase in cash used for working capital and other activities of $42.5 million. Working capital and other activities consisted primarily of increases in inventory of $166.5 million related to the increase in both existing and new products, as well as to support the opening of our new distribution center in Northern California. This was partially offset by increases in accounts payable and accrued liabilities of $29.2 million, increases in other current liabilities of $39.6 million primarily due to an increase in our federal tax liabilities, increases in deferred revenue and customer deposits of $33.2 million and increases in deferred rent and lease incentives of $13.6 million primarily due to the profit participation arrangements for our distribution center facilities.

Net Cash Provided By (Used In) Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new Design Galleries, the acquisition of buildings and land, investments in supply chain and systems infrastructure, construction related deposits, acquisition of businesses, as well as activities associated with investing in available-for-sale securities.

For fiscal 2017, net cash provided by investing activities was $64.0 million primarily as a result of sales and maturities of investments in available-for-sale securities of $145.0 million and $46.9 million, respectively, the proceeds of which were used to fund the share repurchases made under the $300 Million Repurchase Program. In addition, we had net proceeds from the sale of building and land and the sale of an aircraft of $10.2 million and $4.9 million, respectively. These increases to cash were partially offset by investments in new Galleries, information technology and systems infrastructure, and supply chain investments of $112.5 million, purchases of investments in available-for-sale securities of $16.1 million and payments of $14.4 million to escrow accounts for future construction of Design Galleries.

For fiscal 2016, net cash used in investing activities was $321.5 million primarily due to $157.6 million of investments in new Galleries, information technology and systems infrastructure, supply chain, and other corporate assets, as well as our acquisition of Waterworks, net of cash acquired, of $116.1 million. In addition, we made payments of $23.4 million to escrow accounts for future construction of Design Galleries and investments in available-for-sale securities of $248.5 million, partially offset by maturities and sales of such investments of $187.3 million and $37.1 million, respectively.

For fiscal 2015, net cash used in investing activities was $227.4 million and consisted of investments of $133.5 million related to new Galleries, supply chain, renovations to our corporate headquarters, information technology and systems infrastructure. During fiscal 2015, we made payments of $20.0 million to escrow accounts for future construction of Design Galleries. In addition, we made investments in available-for-sale securities of $217.4 million, partially offset by maturities of such investments of $143.8 million.

Net Cash Provided By (Used In) Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offerings, credit facilities, as well as share repurchases and other equity related transactions.

For fiscal 2017, net cash used in financing activities was $688.4 million primarily due to $1.0 billion of share repurchases made under the $300 Million Repurchase Program and $700 Million Repurchase Program. Cash funding for the share repurchase programs was provided by available cash balances, net borrowings under the asset based credit facility of $200.0 million, as well as borrowings under the term loans of $180.0 million, borrowings under loans secured by certain equipment of $20.0 million and borrowings under a promissory note secured by our aircraft of $14.0 million. Proceeds from exercise of employee stock options were $24.9 million. The cash provided by these financing activities was partially offset by repayment of the second lien term loan of $100.0 million, $10.2 million of payments on build-to-suit transactions, debt issuance costs of $8.3 million and $5.8 million cash paid for employee taxes related to net settlement of equity awards.

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

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and the issuance of notes payable related to share repurchases from former employees.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. February 3, 2018, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of February 3, 2018. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

In accounting for the debt issuance costs related to the issuance of the 2020 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2020 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity (deficit).

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

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 2.5 million shares of our common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was $68.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 2.5 million shares of our common stock at a price of $189.00 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 5.1 million shares of common stock (which cap may also be subject to adjustment). We received $30.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2020 Notes until our common stock is above approximately $189.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity (deficit), are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

We recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in non-current deferred tax assets on the consolidated balance sheets.

Our provision for income taxes in fiscal 2017 included $1.1 million of income tax benefit as a result of the Tax Act for the provisional re-measurement of the deferred tax asset and liability related to the 2020 Notes for the reduction in the U.S. corporate income tax rate from 35% to 21%.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 3, 2018, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of February 3, 2018. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

In accounting for the debt issuance costs related to the issuance of the 2019 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2019 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity (deficit).

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

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of $171.98 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 6.0 million shares of common stock (which cap may also be subject to adjustment). We received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity (deficit) and are not accounted for as derivatives. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in non-current deferred tax assets on the consolidated balance sheets.

Our provision for income taxes in fiscal 2017 included $0.1 million of income tax expense as a result of the Tax Act for the provisional re-measurement of the deferred tax asset and liability related to the 2019 Notes for the reduction in the U.S. corporate income tax rate from 35% to 21%.

Asset Based Credit Facility

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders. On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (the “credit agreement”). The credit agreement has a revolving line of credit with availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. In addition, the credit agreement establishes an $80.0 million LILO term loan facility.

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

In addition, under our credit agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). The trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base. If the availability under the credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain an FCCR of at least one to one. As of February 3, 2018, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

The credit agreement requires a daily sweep of all cash receipts and collections to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $40.0 million and (B) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base.

As of February 3, 2018, Restoration Hardware, Inc. had $200.0 million in outstanding borrowings and $186.4 million of availability under the revolving line of credit, net of $33.8 million in outstanding letters of credit. As of February 3, 2018, Restoration Hardware, Inc. had $80.0 million outstanding borrowings under the LILO term loan facility. As a result of the consolidated FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit would be approximately $136.4 million, as of February 3, 2018.

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

Share Repurchase Programs

During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion, which represented 49.5% of the shares outstanding as of the end of fiscal 2016. We generated $433 million in free cash flow in 2017 which supported our share repurchase programs. We believe that these share repurchase programs will continue to be an excellent allocation of capital for the long term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities.

$300 Million Share Repurchase Program

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

$700 Million Share Repurchase Program

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

Contractual Obligations

As of February 3, 2018, our future contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	2018	2019-2020	2021–2022	Thereafter
	(in thousands)
Convertible senior notes due 2019	$350,000	$—	$350,000	$—	$—
Convertible senior notes due 2020	300,000	—	300,000	—	—
Asset based credit facility (1)	199,970	—	—	199,970	—
Term loan (2)	80,000	—	—	80,000	—
Operating leases (3)	670,291	89,304	143,470	108,943	328,574
Other non-current obligations (4)	787,983	37,080	81,830	88,973	580,100
Capital lease obligations	14,651	1,424	2,840	2,494	7,893
Equipment security notes	18,497	4,633	9,280	4,584	—
Notes payable for share repurchases	19,390	—	893	15,920	2,577
Promissory note	13,183	1,400	2,800	8,983	—
Letters of credit	33,818	33,818	—	—	—
Total	$2,487,783	$167,659	$891,113	$509,867	$919,144

(1)	Under the credit agreement, the asset based credit facility and LILO term loan facility both have a maturity date of June 28, 2022.
(2)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above does not include future obligations for renewal options that have not yet been exercised. The future operating lease obligations would change if we were to exercise these options. Amounts above do not include estimated contingent rent due under operating leases. Our obligation for contingent rent as of February 3, 2018 was $2.8 million.

(3)

Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. These amounts may be reduced in the event we are able to effect a sale-leaseback on any of these locations.

Other Commitments

The Company enters into various cancellable commitments related to the procurement of merchandise inventory. As of February 3, 2018, these merchandise inventory purchase commitments were $339.6 million.

As of February 3, 2018, the liability of $2.9 million for unrecognized tax benefits associated with uncertain tax positions (refer to Note 13—Income Taxes in our consolidated financial statements) has not been included in the contractual obligations table above as we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

As of February 3, 2018, we had a $1.0 million liability for our provisional estimate of the transition tax due to the Tax Act. The liability will be paid over eight years, with the final payment expected to be made in fiscal 2025.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of February 3, 2018.

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

We perform our annual goodwill impairment testing in the fourth fiscal quarter. Historically, through our fourth quarter ending January 28, 2017, we applied a two-step impairment test: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04—Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”). ASU 2017-04 amends the guidance to simplify the subsequent measurement of goodwill by removing step two of the goodwill impairment test (the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge). Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We early adopted ASU 2017-04 in fiscal 2017 and applied the amended guidance to our annual impairment tests performed in the fourth quarter of fiscal 2017.

We determine fair values using the discounted cash flow approach (“income approach”) or the market multiple valuation approach (“market approach”), when available and appropriate, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each respective reporting unit. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.

Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is limited to reporting units for which there are publicly traded companies that have the characteristics similar to our businesses.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

A reporting unit is an operating segment or a business unit one level below that operating segment for which discrete financial information is prepared and regularly reviewed by the Chief Operating Decision Maker (“CODM”). We have deemed RH Segment and Waterworks to be the reporting units for which goodwill is independently tested, as these operating segments are the lowest level for which discrete financial information is prepared and regularly reviewed by the CODM.

For the RH Segment reporting unit, during fiscal 2017, fiscal 2016 and fiscal 2015, we reviewed goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount for fiscal 2017, fiscal 2016 and fiscal 2015, and therefore we did not recognize goodwill impairment with respect to the RH Segment in any such fiscal year.

During our fourth fiscal quarter of 2017, we conducted our annual strategic planning process. Based upon the outcome of this process, there were indicators that there could be an impairment of the Waterworks reporting unit. These indicators included (i) an updated long-range financial plan provided by the Waterworks segment management that indicated a reduction of revenues and EBITDA as compared to prior long-range financial plans, (ii) a review of the strategic initiatives of the Waterworks segment and (iii) the Waterworks segment not achieving revenue and operating income objectives compared to plans.

In determining the Waterworks reporting unit estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on a weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, the impact of updated tax legislation and other subjective inputs. In determining the Waterworks reporting unit estimated fair value using the market approach, we considered assumptions that we believe market participants would use in valuing the Waterworks reporting unit, including the application of a control premium. For purposes of this analysis, we weighted the results 80% towards the income approach and 20% towards the market approach.

Based on the estimated fair value of the Waterworks reporting unit as of the assessment date, we recorded a $33.7 million non-cash impairment in the fourth quarter of fiscal 2017 to reduce the carrying value of goodwill in our Waterworks reporting unit. The remaining goodwill balance of the Waterworks reporting unit is $17.4 million as of February 3, 2018.

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

We evaluate long-lived tangible assets at an individual gallery level, which is the lowest level at which independent cash flows can be identified.

Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on gallery-level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

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

As of February 3, 2018, we had $1.2 million in valuation allowances against deferred tax assets in certain foreign jurisdictions due to historical losses.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. At February 3, 2018, $200.0 million was outstanding under the revolving line of credit. As of February 3, 2018, the undrawn borrowing availability under the revolving line of credit was $186.4 million, net of $33.8 million in outstanding letters of credit. As a result of the FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available under the revolving line of credit would be approximately $136.4 million. Based on the average interest rate on the revolving line of credit during the three months ended February 3, 2018, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

We are subject to interest rate risk in connection with borrowings under our LILO term loan, which bears interest at variable rates. At February 3, 2018, $80.0 million was outstanding under the LILO term loan. Based on the average interest rates on the LILO term loan during the three months ended February 3, 2018, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of February 3, 2018, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of February 3, 2018, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RH

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RH and its subsidiaries as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended February 3, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 29, 2018

We have served as the Company’s auditor since 2008.

RH

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 3,	January 28,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$17,907	$87,023
Short-term investments	—	142,677
Accounts receivable—net	31,412	34,191
Merchandise inventories	527,026	752,304
Asset held for sale	—	4,900
Prepaid expense and other current assets	68,585	117,162
Total current assets	644,930	1,138,257
Long-term investments	—	33,212
Property and equipment—net	800,698	682,056
Goodwill	141,893	173,603
Trademarks and domain names	100,663	100,624
Other intangible assets—net	39	133
Deferred tax assets	23,311	28,466
Other non-current assets	21,332	36,169
Total assets	$1,732,866	$2,192,520
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$318,765	$226,980
Deferred revenue and customer deposits	149,404	145,918
Other current liabilities	51,166	43,271
Total current liabilities	519,335	416,169
Asset based credit facility	199,970	—
Term loan—net	79,499	—
Convertible senior notes due 2019—net	327,731	312,379
Convertible senior notes due 2020—net	252,994	235,965
Financing obligations under build-to-suit lease transactions	229,323	203,015
Deferred rent and lease incentives	54,983	60,439
Other non-current obligations	76,367	44,684
Total liabilities	1,740,202	1,272,651
Commitments and contingencies (Note 19)	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of February 3, 2018 and January 28, 2017	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 41,737,470 shares issued and 21,517,338 shares outstanding as of February 3, 2018; 41,123,521 shares issued and 40,828,633 shares outstanding as of January 28, 2017	2	4
Additional paid-in capital	860,288	790,866
Accumulated other comprehensive loss	(171)	(1,692)
Retained earnings	152,394	150,214
Treasury stock—at cost, 20,220,132 shares as of February 3, 2018 and 294,888 shares as of January 28, 2017	(1,019,849)	(19,523)
Total stockholders’ equity (deficit)	(7,336)	919,869
Total liabilities and stockholders’ equity (deficit)	$1,732,866	$2,192,520

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Net revenues	$2,440,174	$2,134,871	$2,109,006
Cost of goods sold	1,591,107	1,455,084	1,356,314
Gross profit	849,067	679,787	752,692
Selling, general and administrative expenses	717,766	626,751	567,131
Income from operations	131,301	53,036	185,561
Other expenses
Interest expense—net	62,570	44,482	35,677
Goodwill impairment	33,700	—	—
Loss on extinguishment of debt	4,880	—	—
Total other expenses	101,150	44,482	35,677
Income before income taxes	30,151	8,554	149,884
Income tax expense	27,971	3,153	58,781
Net income	$2,180	$5,401	$91,103
Weighted-average shares used in computing basic net income per share	27,053,616	40,691,483	40,190,448
Basic net income per share	$0.08	$0.13	$2.27
Weighted-average shares used in computing diluted net income per share	29,253,208	40,926,840	42,256,559
Diluted net income per share	$0.07	$0.13	$2.16

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Net income	$2,180	$5,401	$91,103
Net gains (losses) from foreign currency translation	1,510	1,003	(2,164)
Net unrealized holding gains (losses) on available-for-sale investments	11	5	(34)
Total comprehensive income	$3,701	$6,409	$88,905

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity (Deficit)
Balances—January 31, 2015	39,892,540	4	668,989	(502)	53,710	292,263	(19,285)	702,916
Stock-based compensation		—	24,223	—	—	—	—	24,223
Issuance of restricted stock	6,535	—	—	—	—	—	—	—
Vested and delivered restricted stock units	78,769	—	(4,863)	—	—	—	—	(4,863)
Exercise of stock options—including tax benefit	608,056	—	35,885	—	—	—	—	35,885
Repurchases of common stock	(2,625)	—	—	—	—	2,625	(238)	(238)
Equity component value of convertible note issuance—net	—	—	77,192	—	—	—	—	77,192
Sale of common stock warrant	—	—	30,390	—	—	—	—	30,390
Purchase of convertible note hedge	—	—	(68,250)	—	—	—	—	(68,250)
Net income	—	—	—	—	91,103	—	—	91,103
Net losses from foreign currency translation	—	—	—	(2,164)	—	—	—	(2,164)
Net unrealized holding gains (losses) on investments	—	—	—	(34)	—	—	—	(34)
Balances—January 30, 2016	40,583,275	4	763,566	(2,700)	144,813	294,888	(19,523)	886,160
Stock-based compensation	—	—	28,930	—	—	—	—	28,930
Issuance of restricted stock	33,555	—	—	—	—	—	—	—
Vested and delivered restricted stock units	88,538	—	(1,531)	—	—	—	—	(1,531)
Exercise of stock options—including tax benefit	123,265	—	(99)	—	—	—	—	(99)
Net income	—	—	—	—	5,401	—	—	5,401
Net gains from foreign currency translation	—	—	—	1,003	—	—	—	1,003
Net unrealized holding gains (losses) on investments	—	—	—	5	—	—	—	5
Balances—January 28, 2017	40,828,633	4	790,866	(1,692)	150,214	294,888	(19,523)	919,869
Stock-based compensation	—	—	50,283	—	—	—	—	50,283
Issuance of restricted stock	15,631	—	—	—	—	—	—	—
Vested and delivered restricted stock units	197,660	—	(4,504)	—	—	—	—	(4,504)
Exercise of stock options	695,546	—	23,643	—	—	—	—	23,643
Repurchases of common stock	(20,220,132)	(2)	—	—	—	20,220,132	(1,000,326)	(1,000,328)
Retirement of treasury stock	—	—	—	—	—	(294,888)	—	—
Net income	—	—	—	—	2,180	—	—	2,180
Net gains from foreign currency translation	—	—	—	1,510	—	—	—	1,510
Net unrealized holding gains (losses) on investments	—	—	—	11	—	—	—	11
Balances—February 3, 2018	21,517,338	$2	$860,288	$(171)	$152,394	20,220,132	$(1,019,849)	$(7,336)

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,180	$5,401	$91,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,135	56,995	44,595
Goodwill impairment	33,700	—	—
Assets impairments and lease losses	6,481	17,137	—
Product recalls	7,707	4,615	—
Net non-cash charges resulting from inventory step-up	2,527	6,835	—
Amortization of purchase premiums and accretion of purchases discount—net	99	1,022	1,166
Amortization of debt discount	30,457	28,822	22,114
Excess tax (benefit) shortfall from exercise of stock options	—	3,288	(10,443)
Stock-based compensation expense	50,709	29,214	24,223
Non-cash loss on extinguishment of debt	1,880	—	—
Deferred income taxes	6,572	(221)	(6,011)
Other non-cash interest expense	5,325	3,121	2,473
Change in assets and liabilities—net of acquisition:
Accounts receivable	2,758	588	(2,629)
Merchandise inventories	220,767	(4,304)	(166,505)
Prepaid expense and other assets	45,537	(36,889)	10,817
Accounts payable and accrued expenses	64,460	(50,307)	29,196
Deferred revenue and customer deposits	3,366	23,977	33,213
Other current liabilities	680	(23,820)	39,580
Deferred rent and lease incentives	1,059	4,662	13,597
Other non-current obligations	(1,297)	8,709	215
Net cash provided by operating activities	555,102	78,845	126,704
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(112,455)	(157,644)	(119,461)
Acquisition of buildings and land	—	—	(13,999)
Construction related deposits	(14,387)	(23,380)	(20,049)
Purchase of trademarks and domain names	(39)	(322)	(339)
Proceeds from sale of assets held for sale—net	15,123	—	—
Purchase of investments	(16,109)	(248,485)	(217,379)
Maturities of investments	46,890	187,338	143,830
Sales of investments	145,020	37,096	—
Acquisition of business—net of cash acquired	—	(116,100)	—
Net cash provided by (used in) investing activities	64,043	(321,497)	(227,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under asset based credit facility	600,000	—	—
Repayments under asset based credit facility	(400,030)	—	—
Borrowings under term loans	180,000	—	—
Repayments under term loans	(100,000)	—	—
Borrowing under promissory and equipment security notes	34,000	—	—
Repayments under promissory and equipment security notes	(2,319)	—	—
Proceeds from issuance of convertible senior notes	—	—	296,250
Proceeds from issuance of warrants	—	—	30,390
Purchase of convertible note hedges	—	—	(68,250)
Debt issuance costs	(8,298)	—	(2,382)
Repurchases of common stock—including commissions	(1,000,326)	—	—
Payments on build-to-suit lease transactions	(10,200)	—	—
Proceeds from exercise of stock options	24,896	3,261	25,606
Excess tax benefit (shortfall) from exercise of stock options	—	(3,288)	10,443
Tax withholdings related to issuance of stock-based awards	(5,759)	(1,603)	(5,027)
Other financing activities	(377)	(611)	(248)
Net cash provided by (used in) financing activities	(688,413)	(2,241)	286,782
Effects of foreign currency exchange rate translation	152	449	(308)
Net increase (decrease) in cash and cash equivalents	(69,116)	(244,444)	185,781
Cash and cash equivalents
Beginning of period	87,023	331,467	145,686
End of period	$17,907	$87,023	$331,467
Cash paid for interest	$28,180	$16,615	$13,369
Cash paid for taxes	4,025	48,464	29,135
Non-cash transactions:
Property and equipment additions due to build-to-suit lease transactions	35,386	55,991	96,323
Property and equipment reduction due to effected sale leaseback	—	—	(74,855)
Property and equipment additions from use of construction related deposits	35,024	10,720	13,915
Property and equipment additions in accounts payable and accrued expenses at period-end	25,182	9,201	12,108
Property and equipment acquired under capital lease	847	16	88
Trademarks and domain names additions in accounts payable and accrued expenses at period-end	—	—	107
Issuance of non-current notes payable related to share repurchases from former employees	—	—	238

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

On May 27, 2016, the Company acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks.” Refer to Note 4—Business Combination.

As of February 3, 2018, the Company operated a total of 83 retail Galleries and 32 outlet stores in 32 states, the District of Columbia and Canada, and includes 15 Waterworks Showrooms in the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

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

Fiscal Years

The Company’s fiscal year ends on the Saturday closest to January 31. As a result, the Company’s fiscal year may include 53 weeks. The fiscal year ended February 3, 2018 (“fiscal 2017”) consisted of 53 weeks. The fiscal years ended January 28, 2017 (“fiscal 2016”), and January 30, 2016 (“fiscal 2015”) each consisted of 52 weeks.

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

Investments

All of the Company’s investments are classified as available-for-sale and are carried at fair value. The Company invests excess cash primarily in investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, government agency obligations and guaranteed obligations of the U.S. government, all of which are subject to minimal credit and market risks. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The cost of available-for-sale marketable securities sold is based on the specific identification method. Unrealized holding gains and losses, net of tax, are recorded in accumulated other comprehensive loss on the consolidated statements of stockholders’ equity (deficit) until realized. Realized gains and losses, interest income, dividends, and amortization and accretion of purchase premiums and discounts on investments are included in interest expense on the consolidated statements of income. Total interest income on investments was $0.3 million, $2.3 million and $1.5 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Total accretion of purchase discounts on investments was $0.1 million, $0.3 million, and $0.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Total amortization of purchase premiums on investments was $0.1 million, $1.3 million and $1.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Realized gains and losses were not material in fiscal 2017, fiscal 2016 and fiscal 2015. The Company has not recorded any dividends.

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions in both U.S. dollar and Canadian dollar denominations. Accounts at the U.S. institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and accounts at the Canadian institutions are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian dollars. As of February 3, 2018 and January 28, 2017, and at various time throughout these fiscal years, the Company had cash in financial institutions in excess of the amount insured by the FDIC and CDIC. The Company performs ongoing evaluations of these institutions to limit its concentration of credit risk.

Accounts Receivable

Accounts receivable consist primarily of receivables from the Company’s credit card processors for sales transactions, receivables related to the Company’s contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for doubtful accounts, which is recorded on a specific identification basis. The allowance for doubtful accounts was $1.8 million and $2.4 million as of February 3, 2018 and January 28, 2017, respectively.

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

Due to these factors, the Company’s obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from the Company’s original estimates, the Company will adjust its inventory reserves accordingly throughout the period. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on the Company’s net income or inventory balances. The Company’s inventory reserve balances were $31.4 million and $33.2 million as of February 3, 2018 and January 28, 2017, respectively.

Product Recalls

During fiscal 2017 and fiscal 2016, the Company initiated product recalls for certain of its products. In addition, in fiscal 2017, the Company adjusted the accrual related to certain product recalls initiated in fiscal 2016. The recall adjustments had the following effect on the Company’s income before taxes (in thousands):

	Year Ended
	February 3,	January 28,
	2018	2017
Reduction of net revenues	$3,207	$3,441
Incremental cost of goods sold and inventory charges	4,315	535
Impact on gross profit	7,522	3,976
Incremental selling, general and administrative expenses	185	639
Impact on income before income taxes	$7,707	$4,615

The product recall accrual as of February 3, 2018 and January 28, 2017 was $1.2 million and $4.3 million, respectively, and is included in other current liabilities on the consolidated balance sheets.

Advertising Expenses

Advertising expenses primarily represent the costs associated with the Company’s catalog mailings, as well as print and website marketing. Total advertising expense, which is recorded in selling, general and administrative expenses on the consolidated statements of income, was $106.6 million, $79.8 million, and $107.7 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

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

The Company had $44.1 million and $61.3 million of capitalized catalog costs that are included in prepaid expense and other current assets on the consolidated balance sheets as of February 3, 2018, and January 28, 2017, respectively.

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

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use and interest expense is being incurred. The Company capitalized interest of $3.3 million, $2.4 million and $2.3 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. During fiscal 2017, $2.5 million of the $3.3 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount. During fiscal 2016 and fiscal 2015, all of the $2.4 million and $2.3 million capitalized interest, respectively, relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For further discussion regarding impairments refer to the “Impairment” accounting policy below.

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

The Company performs its annual goodwill impairment testing in the fourth fiscal quarter. Historically, through its fourth quarter ending January 28, 2017, the Company applied a two-step impairment test: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04—Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”). ASU 2017-04 amends the guidance to simplify the subsequent measurement of goodwill by removing step two of the goodwill impairment test (the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge). Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company early adopted ASU 2017-04 in fiscal 2017 and applied the amended guidance to its annual impairment tests performed in the fourth quarter of fiscal 2017.

The Company determines fair values using the discounted cash flow approach (“income approach”) or the market multiple valuation approach (“market approach”), when available and appropriate, or a combination of both. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time it performs the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each respective reporting unit. Actual results may differ from those assumed in the Company’s forecasts. The Company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in its internally developed forecasts.

Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is limited to reporting units for which there are publicly traded companies that have the characteristics similar to the Company’s businesses.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

A reporting unit is an operating segment, or a business unit one level below that operating segment for which discrete financial information is prepared and regularly reviewed by the Chief Operating Decision Maker (“CODM”). The Company has deemed RH Segment and Waterworks to be the reporting units for which goodwill is independently tested, as these operating segments are the lowest level for which discrete financial information is prepared and regularly reviewed by the CODM.

For the RH Segment reporting unit, during fiscal 2017, fiscal 2016 and fiscal 2015, the Company reviewed goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, the Company determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount for fiscal 2017, fiscal 2016 and fiscal 2015, and therefore the Company did not recognize goodwill impairment with respect to the RH Segment in any such fiscal year.

During the fourth fiscal quarter of 2017, the Company conducted its annual strategic planning process. Based upon the outcome of this process, there were indicators that there could be an impairment of the Waterworks reporting unit. These indicators included (i)

an updated long-range financial plan provided by the Waterworks segment management that indicated a reduction of revenues and EBITDA as compared to prior long-range financial plans, (ii) a review of the strategic initiatives of the Waterworks segment and (iii) the Waterworks segment not achieving revenue and operating income objectives compared to plans.

In determining the Waterworks reporting unit estimated fair value using the income approach, the Company projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on a weighted average cost of capital. This analysis required the Company to make judgments about revenues, expenses, fixed asset and working capital requirements, the impact of updated tax legislation and other subjective inputs. In determining the Waterworks reporting unit estimated fair value using the market approach, the Company considered assumptions that its believes market participants would use in valuing the Waterworks reporting unit, including the application of a control premium. For purposes of this analysis, the Company weighted the results 80% towards the income approach and 20% towards the market approach.

Based on the estimated fair value of the Waterworks reporting unit as of the assessment date, the Company recorded a $33.7 million non-cash impairment in the fourth quarter of fiscal 2017 to reduce the carrying value of goodwill in the Waterworks reporting unit. The remaining goodwill balance of the Waterworks reporting unit is $17.4 million as of February 3, 2018.

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

For the RH Segment reporting unit, during fiscal 2017, fiscal 2016 and fiscal 2015, the Company qualitatively assessed indefinite-lived intangible asset for impairment and determine it was more likely than not that the fair value of the assets were greater than their carrying amounts. Based on the qualitative tests performed in each fiscal year, the Company did not perform quantitative impairment tests in any year. The Company has not recognized goodwill impairment for the RH Segment reporting unit. The Company did not recognize any impairment with respect to trademarks and domain names for the RH Segment reporting unit in fiscal 2017, fiscal 2016 or fiscal 2015.

In connection with the goodwill impairment test performed for the Waterworks reporting unit in fiscal 2017, described above, the Company performed an impairment test on the trademarks allocated to the reporting unit which utilized the discounted cash flow methodology. Based on the quantitative impairment test performed, which resulted in fair value of the trademarks in excess of book value by approximately 26%, the Company concluded that the trademarks allocated to the Waterworks reporting unit were not impaired as of February 3, 2018. The Company did not recognize any impairment with respect to trademarks and domain names for the Waterworks reporting unit in fiscal 2017 or fiscal 2016.

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

The Company evaluates long-lived tangible assets at an individual gallery level, which is the lowest level at which independent cash flows can be identified.

Since there is typically no active market for the Company’s long-lived tangible assets, the Company estimates fair values based on the expected future cash flows. The Company estimates future cash flows based on gallery-level historical results, current trends, and operating and cash flow projections. The Company’s estimates are subject to uncertainty and may be affected by a number of factors outside its control, including general economic conditions and the competitive environment. While the Company believes its estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring the Company to revise its estimates.

The Company did not record impairment for long-lived tangible assets at the individual gallery level in fiscal 2017, fiscal 2016 or fiscal 2015. Due to certain distribution center closures and business line integrations in fiscal 2017 and fiscal 2016, the Company recorded impairment for certain corporate assets and other long-lived assets in fiscal 2017 and fiscal 2016, as discussed below under “Distribution Center Closures,” “Asset Held for Sale” and “RH Contemporary Art Impairment.” No additional impairment has been recorded for corporate assets and other long-lived assets in fiscal 2017, fiscal 2016 and fiscal 2015.

Distribution Center Closures

During the third quarter of fiscal 2017, the Company initiated a plan to close two of its distribution centers, one located in Mira Loma, CA and one located in Dallas, TX. The Mira Loma distribution center closure was finalized in November 2017 and the Dallas distribution center closure was finalized in January 2018, both of which occurred in the fourth quarter of fiscal 2017.

As a result of the distribution center closures, the Company incurred restructuring related costs in the RH Segment, including loss on disposal of capitalized property and equipment and liability for lease losses of $2.1 million, as well as costs for employee termination benefits of $0.9 million. The total expense of $3.0 million was included in selling, general and administrative expenses on the consolidated statements of income, which represents the total charges expected to be incurred with the distribution center closures.

As of February 3, 2018, the Company’s liability for lease losses associated with the distribution center closures, which is estimated as the net present value of the difference between lease payments and receipts under sublease agreements, was $2.6 million and is included in other non-current obligations on the consolidated balance sheets.

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

During the fourth quarter of fiscal 2016, the Company committed to a plan to sell an aircraft, which resulted in a reclassification of such aircraft from property and equipment to asset held for sale on the consolidated balance sheets as of January 28, 2017. The Company performed an assessment and determined that based on management’s best estimate of the selling price of the aircraft as of January 28, 2017, it had an impairment of $4.8 million in fiscal 2016. Such impairment charge is included in selling, general and administrative expenses on the consolidated statements of income. In April 2017, the sale of the aircraft was completed for a purchase price of $5.2 million and the Company incurred additional costs of $0.3 million to dispose of the asset.

RH Contemporary Art Impairment

During the fourth quarter of fiscal 2016, the Company initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and no longer operates RHCA as a separate division. As a result, the Company incurred restructuring related costs in the RH Segment, including loss on disposal of capitalized property and equipment of $5.5 million, liability for lease losses of $3.2 million, inventory impairment of $2.7 million and other associated costs of $0.3 million. The Company did not incur any costs for employee termination benefits associated with the integration. The impact to cost of goods sold and selling, general and administrative expenses on the consolidated statements of income in fiscal 2016 was $1.1 million and $10.6 million, respectively.

During the fourth quarter of fiscal 2017, the Company recorded expense of $4.4 million in the RH Segment related to the remeasurement of the liability for lease losses for RHCA resulting from an update to both the timing and the amount of future estimated lease related cash inflows based on present market conditions, which is included in selling, general and administrative expenses on the consolidated statements of income.

As of February 3, 2018 and January 28, 2017, the Company’s liability for lease losses associated with the RHCA impairment, which is estimated as the net present value of the difference between lease payments and receipts under sublease agreements, was $7.1 million and $3.2 million, respectively, and is included in other non-current obligations on the consolidated balance sheets.

The RHCA liability for lease losses fiscal 2017 activity was as follows (in thousands):

Balance at beginning of fiscal year	$3,188
Payments made under lease agreement	(1,699)
Payments received under sublease agreement	1,003
Remeasurement	4,417
Interest	191
Balance at end of fiscal year	$7,100

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

Debt Issuance Costs

Debt issuance costs related to debt, excluding the asset based credit facility, are recorded as a contra-liability and are presented net against the respective debt balance on the consolidated balance sheets. Debt issuance costs are amortized utilizing the effective interest method over the expected life of the respective debt. Such amortization is included in interest expense–net on the consolidated statements of income.

Deferred financing fees related to the asset based credit facility are included in non-current assets on the consolidated balance sheets. Deferred financing fees related to the asset based credit facility are amortized utilizing the straight-line method. Such amortization is included in interest expense–net on the consolidated statements of income.

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

A summary of the allowance for sales returns, presented net of cost of goods sold, is as follows (in thousands):

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Balance at beginning of fiscal year	$10,077	$12,688	$10,235
Waterworks acquisition—beginning balance	—	523	—
Provision for sales returns	108,134	106,508	104,028
Actual sales returns	(107,646)	(109,642)	(101,575)
Balance at end of fiscal year	$10,565	$10,077	$12,688

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

Gift Cards and Merchandise Credits

The Company sells gift cards and issues merchandise credits to its customers in its stores and through its websites and product catalogs. Such gift cards and merchandise credits do not have expiration dates. Revenue associated with gift cards and merchandise credits is deferred until either (i) redemption of the gift cards and merchandise credits or (ii) when the likelihood of redemption is remote and there exists no legal obligation to remit the value of unredeemed gift cards or merchandise credits to the relevant jurisdictions (breakage). The breakage rate is based on monitoring of cards issued, actual card redemptions and the Company’s analysis of when it believes it is remote that redemptions will occur. Breakage resulted in a reduction of selling, general and administrative expenses on the consolidated statements of income of $3.0 million, $3.0 million and $2.0 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

Self Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has a managed self insurance program related to claims filed. Expenses related to this self insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The Company had liabilities of $2.7 million and $2.8 million related to health care coverage as of February 3, 2018 and January 28, 2017, respectively.

The Company carries workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. The Company had liabilities of $3.3 million and $3.1 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of February 3, 2018 and January 28, 2017, respectively.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, store expenses, other than occupancy, and expenses related to many of the Company’s operations at its corporate headquarters, including utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes catalog production, mailing and print advertising costs. All store pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred.

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

The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to the Company’s provision for income taxes as of February 3, 2018. The Tax Act includes a number of changes to existing U.S. tax laws that impact us, including the reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also provides for a one-time transition tax on accumulated foreign earnings and the acceleration of depreciation for certain assets, as well as prospective changes beginning in 2018, including limitations on the deductibility of executive compensation and interest, the elimination of certain domestic deductions and credits, the elimination of the Alternative Minimum Tax regime, and modifications to the deductibility and carryforward period of net operating losses. The Tax Act transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which may have the effect of subjecting certain earnings of the Company’s foreign subsidiaries to U.S. taxation. The Company’s provision for income taxes in fiscal 2017 included $7.0 million of income tax expense as a result of the Tax Act, including $6.0 million for the provisional re-measurement of the deferred tax assets for the reduction in the U.S. corporate income tax rate from 35% to 21% and a $1.0 million charge for the provisional estimate of the transition tax.

The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from the Company’s interpretation. As the Company completes its analysis of the Tax Act, reviews all information, collects and prepares necessary data, and interprets any additional guidance, the Company may make adjustments to provisional amounts that the Company has recorded, which could have a material adverse effect on its business, results of operations or financial condition.

Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of other comprehensive income consist of net gains (losses) on foreign currency translation and net unrealized holding gains (losses) on available-for-sale investments, both of which are presented net of tax.

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheets and revenues and expenses are translated at average rates of exchange for the period. The related translation gains (losses) are reflected in the accumulated other comprehensive income section of the consolidated statements of stockholders’ equity (deficit). Foreign currency gains (losses) resulting from foreign currency transactions are included in selling, general and administrative expenses on the consolidated statements of income and are not material for all periods presented.

Recently Issued Accounting Standards

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09—Improvements to Employee Share Based Payment Accounting (“ASU 2016-09”). The new guidance simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. One provision requires that the excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statements of income, rather than within additional paid-in capital on the balance sheet. The new guidance was effective for the Company beginning on January 29, 2017. As a result of the adoption of this new guidance, the Company recognized an excess tax benefit of $7.0 million in the provision for income taxes as a discrete item in fiscal 2017. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. As permitted, the Company elected to classify excess tax benefits (shortfalls) as an operating activity in the consolidated statements of cash flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The standard will be applied prospectively. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Goodwill and Intangibles

In January 2017, the FASB issued Accounting Standards Update No. 2017-04—Intangibles—Goodwill and Other (Topic 350). The updated guidance simplifies the measurement of goodwill impairment by removing step two of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value of its net assets exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted this guidance on a prospective basis in fiscal 2017 and applied the guidance for its annual impairment tests performed in the fourth quarter of fiscal 2017. As a result, in fiscal 2017, the goodwill impairment associated with the Waterworks reporting unit was measured as the amount by which the reporting unit’s carrying value exceeded its fair value and did not perform step two of the goodwill impairment test. For further discussion regarding goodwill impairment refer to the “Impairment” accounting policy above.

Revenue from Contracts with Customers

In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standards update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in the prior guidance. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer, the application of identifying performance obligations, and the recognition of expected breakage amounts.

Topic 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company adopted Topic 606 in the first quarter of fiscal 2018. The Company has elected to adopt using a modified retrospective approach with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption. The Company has completed its evaluation of Topic 606 and has finalized the new accounting policies it will adopt in the first quarter of fiscal 2018, however, the Company is still in the process of determining the final financial impact of adoption.

The adoption of Topic 606 will materially impact the timing of recognizing advertising expense related to direct response advertising, including costs associated with the Company’s Source Books. Prior to adoption of Topic 606, costs associated with Source Books were capitalized and amortized over their expected period of future benefit. Such amortization was based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual Source Book basis. Each Source Book is generally fully amortized within a twelve-month period after they were mailed and the majority of the amortization occurs within the first five to nine months, with the exception of the Holiday Source Books, which were generally fully amortized within a three-month period after they were mailed. Under Topic 606, the Company will recognize expense associated with the Source Books upon the delivery of the Source Books to the carrier. In the case of multiple printings of a Source Book, the creative costs will be expensed in full upon the initial delivery of Source Books to the carrier. Upon adoption of Topic 606, all capitalized costs as of February 3, 2018 associated with Source Books that had been delivered to the carrier prior to or on February 3, 2018 will be reclassified to retained earnings on the consolidated balance sheets.

In applying the guidance related to the indicators of transfer of control, the Company has concluded that revenue recognized for merchandise delivered via the home-delivery channel will continue to be recognized upon delivery. However, revenue recognized for merchandise delivered via all other delivery channels will be recognized upon shipment, which is not expected to have a material impact upon adoption or in future periods.

The Company has elected to adopt the practical expedient related to shipping and handling activities. Under this option, in instances where revenue is recognized for the related merchandise prior to shipping and handling activities occurring (i.e., revenue recognized upon shipment), the related costs of those shipping and handling activities will be accrued for in the same period. Costs of shipping and handling will continue to be included in cost of goods sold.

Under the new standard the Company will recognize gift card breakage proportional to actual gift card redemptions and such breakage will be recorded within net revenues on the consolidated statements of income. Gift card breakage was previously recorded as a reduction to selling, general and administrative expenses when the likelihood of redemption was remote.

Prior to the adoption of Topic 606, the annual membership fee for the RH Members Program was recorded as deferred revenue when collected from customers and recognized as revenue on a straight-line basis over the twelve month membership period. With the adoption of Topic 606, new membership fees will be recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. This will result in a majority of revenue being recognized during the first six months of the membership period. The adoption of Topic 606 will not have an impact on membership renewal fees, which will continue to be recognized as revenue on a straight-line basis over the twelve month membership period, until the Company has more information regarding membership renewal purchasing trends. The impact of adopting Topic 606 is not expected to be material to net revenues.

The Company will continue to recognize a liability for expected refunds to customers based on historical return rates. In connection with adoption of Topic 606, the Company will no longer report the liability net of the return, but rather will recognize an asset and a corresponding adjustment to cost of goods sold for the right to recover goods from customers on settling the refund liability. Upon adoption, this will result in an increase to prepaid and other current assets, and other current liabilities on the consolidated balance sheets, and will not impact the consolidated statements of income.

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

Cash Flow: Classification and Restricted Cash

In August 2016, the FASB issued Accounting Standards Update No. 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses eight specific cash flow issues with the objective of reducing an existing diversity in practices regarding the matter in which certain cash receipts and payments are presented and classified in the consolidated statements of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Adoption of the standard will be applied using a retrospective transition method to each period presented. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Income Taxes: Intra-Entity Asset Transfers

In October 2016, the FASB issued Accounting Standards Update No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

NOTE 4—BUSINESS COMBINATION

On May 27, 2016, the Company acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks.” The purchase price of the acquisition was approximately $119.9 million consisting of $118.4 million funded with available cash and $1.5 million representing the fair value of rollover units. The rollover units, which are classified as a liability, are included in non-current liabilities on the consolidated balance sheets (refer to Note 16—Stock-Based Compensation). After the transaction, and giving effect to equity interests acquired by management in the business, the Company owns in excess of 90% of the total equity interest in Waterworks, and owns 100% of the voting equity interest.

The Company did not incur any acquisition-related costs during fiscal 2017. In fiscal 2016, the Company incurred $2.8 million of acquisition-related costs associated with the transaction. These costs and expenses include fees associated with financial, legal and accounting advisors, and employment related costs, and are included in selling, general and administrative expenses on the consolidated statements of income.

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

		Purchase Price	Final
	January 28,	Allocation	Purchase Price
	2017	Adjustments	Allocation
Tangible assets acquired and liabilities assumed	$18,615	$(1,916)	$16,699
Trademarks	52,100	—	52,100
Goodwill	49,229	1,916	51,145
Total	$119,944	$—	$119,944

Any future changes to the purchase price will be recorded directly to the consolidated statements of income and will not impact the goodwill recorded as a result of the acquisition.

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

NOTE 5—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	February 3,	January 28,
	2018	2017
Capitalized catalog costs	$44,122	$61,258
Vendor deposits	9,701	13,276
Federal tax receivable	—	13,124
Prepaid expense and other current assets	14,762	29,504
Total prepaid expense and other current assets	$68,585	$117,162

Other non-current assets consist of the following (in thousands):

	February 3,	January 28,
	2018	2017
Construction related deposits	$7,407	$28,044
Other deposits	4,997	4,706
Deferred financing fees	4,446	1,530
Other non-current assets	4,482	1,889
Total other non-current assets	$21,332	$36,169

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	February 3,	January 28,
	2018	2017
Leasehold improvements (1)	$556,443	$439,574
Computer software	130,890	120,051
Furniture, fixtures and equipment	81,469	73,730
Machinery, equipment and aircraft	52,757	50,979
Land	11,382	11,396
Building and building improvements	4,927	10,113
Build-to-suit property (2)	237,909	202,713
Building and equipment under capital leases	8,060	7,603
Total property and equipment	1,083,837	916,159
Less—accumulated depreciation and amortization (3)	(283,139)	(234,103)
Total property and equipment—net	$800,698	$682,056

(1)	Leasehold improvements include construction in progress of $110.4 million and $68.4 million as of February 3, 2018 and January 28, 2017, respectively.
(2)

The Company capitalizes assets and records a corresponding non-current liability for build-to-suit lease transactions where it is considered the owner, for accounting purposes. Refer to “Lease Accounting” within Note 3—Significant Accounting Policies.

(3)	Includes accumulated amortization related to equipment under capital leases of $2.1 million and $1.6 million as of February 3, 2018 and January 28, 2017, respectively.

The Company recorded depreciation expense of $70.0 million, $56.9 million, and $44.2 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

NOTE 7—GOODWILL AND TRADEMARKS AND DOMAIN NAMES

The following sets forth the fiscal 2017 goodwill and trademarks and domain names activity for the RH Segment and Waterworks (in thousands):

			Purchase Price		Foreign
	January 28,		Allocation		Currency	February 3,
	2017	Additions	Adjustments (1)	Impairment (2)	Translation	2018
RH Segment
Goodwill	$124,374	$—	$—	$—	$74	$124,448
Trademarks and domain names	48,524	39	—	—	—	48,563

Waterworks (1)
Goodwill	49,229	—	1,916	(33,700)	—	17,445
Trademarks	52,100	—	—	—	—	52,100

(1)

The Company recorded goodwill and trademarks of $49.2 million and $52.1 million, respectively, in fiscal 2016 related to its acquisition of Waterworks. During fiscal 2017, Waterworks goodwill increased due to purchase price accounting adjustments. Refer to Note 4—Business Combination.

(2)	Refer to “Impairment” within Note 3—Significant Accounting Policies.

NOTE 8—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	February 3,	January 28,
	2018	2017
Accounts payable	$195,313	$134,720
Accrued compensation	47,534	26,886
Accrued freight and duty	23,757	27,955
Accrued sales taxes	19,525	14,908
Accrued catalog costs	9,000	3,874
Accrued occupancy	8,612	8,137
Accrued professional fees	3,555	2,082
Other accrued expenses	11,469	8,418
Total accounts payable and accrued expenses	$318,765	$226,980

Other current liabilities consist of the following (in thousands):

	February 3,	January 28,
	2018	2017
Unredeemed gift card and merchandise credit liability	$24,138	$24,524
Allowance for sales returns	10,565	10,077
Current portion of non-current debt	6,033	—
Federal and state tax payable	5,391	619
Product recall reserve	1,201	4,324
Other liabilities	3,838	3,727
Total other current liabilities	$51,166	$43,271

NOTE 9—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	February 3,	January 28,
	2018	2017
Notes payable for share repurchases	$19,390	$19,390
Equipment security notes (1)	13,864	—
Promissory note (2)	11,627	—
Lease loss liabilities	9,684	3,188
Capital lease obligations—non-current	7,509	7,242
Deferred contract incentive (3)	5,358	7,739
Unrecognized tax benefits	3,728	2,508
Rollover units and profit interests (4)	2,211	1,784
Other non-current obligations	2,996	2,833
Total other non-current obligations	$76,367	$44,684

(1)	Represents the non-current portion of equipment security notes secured by certain of the Company’s distribution center property and equipment.
(2)	Represents the non-current portion of a promissory note secured by the Company’s aircraft.
(3)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement. The amount will be amortized over the term of the agreement.
(4)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 16—Stock-Based Compensation.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 3, 2018, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of February 3, 2018. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

In accounting for the debt issuance costs related to the issuance of the 2020 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2020 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity (deficit).

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the consolidated balance sheets. The Company recorded $1.0 million, $1.0 million and $0.6 million related to the amortization of debt issuance costs in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, related to the 2020 Notes.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	February 3,	January 28,
	2018	2017
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(44,135)	(60,124)
Net carrying amount	$255,865	$239,876
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $16.0 million, $15.0 million and $8.9 million for the amortization of the debt discount related to the 2020 Notes during fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 2.5 million shares of its common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was $68.3 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 2.5 million shares of the Company’s common stock at a price of $189.00 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 5.1 million shares of common stock (which cap may also be subject to adjustment). The Company received $30.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2020 Notes until the Company’s common stock is above approximately $189.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity (deficit), are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

The Company recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in non-current deferred tax assets on the consolidated balance sheets.

The provision for income taxes in fiscal 2017 included $1.1 million of income tax benefit as a result of the Tax Act for the provisional re-measurement of the deferred tax asset and liability related to the 2020 Notes for the reduction in the U.S. corporate income tax rate from 35% to 21%.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 3, 2018, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of February 3, 2018. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with the specified dollar amount of $1,000.

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

In accounting for the debt issuance costs related to the issuance of the 2019 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2019 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity (deficit).

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the consolidated balance sheets. The Company recorded $0.9 million, $0.8 million and $0.8 million related to the amortization of debt issuance costs in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, related to the 2019 Notes.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	February 3,	January 28,
	2018	2017
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(20,988)	(35,457)
Net carrying amount	$329,012	$314,543
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $14.5 million, $13.8 million and $13.2 million for the amortization of the debt discount related to the 2019 Notes in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 3.0 million shares of its common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of the Company’s common stock at a price of $171.98 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 6.0 million shares of common stock (which cap may also be subject to adjustment). The Company received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity (deficit), are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

The Company recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax assets are included in non-current deferred tax assets on the consolidated balance sheets.

The provision for income taxes in fiscal 2017 included $0.1 million of income tax expense as a result of the Tax Act for the provisional re-measurement of the deferred tax asset and liability related to the 2019 Notes for the reduction in the U.S. corporate income tax rate from 35% to 21%.

NOTE 11—CREDIT FACILITIES

The following credit facilities were outstanding as of February 3, 2018 (in thousands):

	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount
Asset based credit facility	$199,970	$—	$199,970
LILO term loan	80,000	(501)	79,499
Total credit facilities	$279,970	$(501)	$279,469

Asset Based Credit Facility & LILO Term Loan

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders.

On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (the “credit agreement”). The credit agreement has a revolving line of credit with availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. In addition, the credit agreement establishes an $80.0 million LILO term loan facility.

The Company incurred $3.9 million of deferred financing fees related to the credit agreement, which are included in other non-current assets on the consolidated balance sheets, and will be amortized on a straight line basis over the life of the revolving line of credit, which has a maturity date of June 28, 2022. As a result of the credit agreement, unamortized deferred financing fees of $0.1 million related to the previous facility were expensed during fiscal 2017 and $1.1 million related to the previous facility will be amortized over the life of the new revolving line of credit.

The Company incurred $0.6 million of debt issuance costs related to the LILO term loan facility, which are presented net against the term loans balance on the consolidated balance sheets, and will be amortized over the life of the revolving line of credit.

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

In addition, under the credit agreement, the Company is required to meet specified financial ratios in order to undertake certain actions, and the Company may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). The trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base. If the availability under the credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain an FCCR of at least one to one. As of February 3, 2018, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

The credit agreement requires a daily sweep of all cash receipts and collections to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $40.0 million and (B) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base.

As of February 3, 2018, Restoration Hardware, Inc. had $200.0 million in outstanding borrowings and $186.4 million of availability under the revolving line of credit, net of $33.8 million in outstanding letters of credit. As of February 3, 2018, Restoration Hardware, Inc. had $80.0 million outstanding borrowings under the LILO term loan facility. As a result of the consolidated FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit was approximately $136.4 million as of February 3, 2018.

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

Fair Value Measurements

All of the Company’s investments are classified as available-for-sale and are carried at fair value. The Company did not hold any short-term or long-term investments as of February 3, 2018. Assets measured at fair value were as follows as of January 28, 2017 (in thousands):

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

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2017 and fiscal 2016. There were no transfers into or out of level 1 and level 2 during fiscal 2017 and fiscal 2016.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes were as follows (in thousands):

	February 3,		January 28,
	2018		2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes due 2019	$324,866	$329,012	$295,381	$314,543
Convertible senior notes due 2020	$261,047	$255,865	$232,463	$239,876

(1)

Carrying value represents the principal amount less the equity component of the 2019 Notes and 2020 Notes classified in stockholders’ equity (deficit), and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.

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

The estimated fair value of the asset based credit facility and LILO term loan was $200.0 million and $80.0 million, respectively, each of which approximates cost, as of February 3, 2018. Fair value approximates cost for both the asset based credit facility and LILO term loan as the interest rate associated with each facility is variable and resets frequently.

NOTE 13—INCOME TAXES

The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to the Company’s fiscal 2017 provision for income taxes. The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, including the reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also provides for a one-time transition tax on accumulated foreign earnings and the acceleration of depreciation for certain assets, as well as prospective changes beginning in 2018, including limitations on the deductibility of executive compensation and interest, the elimination of certain domestic deductions and credits, the elimination of the Alternative Minimum Tax regime, and modifications to the deductibility and carryforward period of net operating losses. The Tax Act transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which may have the effect of subjecting certain earnings of the Company’s foreign subsidiaries to U.S. taxation. The Company’s fiscal 2017 provision for income taxes included $7.0 million of income tax expense as a result of the Tax Act, including $6.0 million for the provisional re-measurement of the Company’s net deferred tax assets for the reduction in the U.S. corporate income tax rate from 35% to 21% and a $1.0 million charge for Company’s provisional estimate of the transition tax.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118—Income Tax Accounting Implications of the TCJA (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of fiscal 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of the transition tax, deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The following is a summary of the income before income taxes (in thousands):

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Domestic	$28,859	$8,370	$148,756
Foreign	1,292	184	1,128
Total income before income taxes	$30,151	$8,554	$149,884

The following is a summary of the income tax expense (benefit) (in thousands):

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Current
Federal	$18,593	$751	$55,676
State	2,761	2,410	9,112
Foreign	933	694	227
Total current tax expense	22,287	3,855	65,015
Deferred
Federal	6,042	2,109	(5,691)
State	(355)	(2,414)	(648)
Foreign	(3)	(397)	105
Total deferred tax expense (benefit)	5,684	(702)	(6,234)
Total income tax expense	$27,971	$3,153	$58,781

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Provision at federal statutory tax rate	33.7%	35.0%	35.0%
Non-deductible stock-based compensation	26.7	—	—
Federal statutory tax rate change	20.1	—	—
Goodwill impairment	17.9	—	—
State income taxes—net of federal tax impact	4.8	4.8	3.7
Aircraft expenses	3.6	3.3	0.1
Foreign income inclusion—transition tax	3.3	—	—
Meals and entertainment	1.5	5.0	0.2
Net adjustments to tax accruals and other	1.4	1.2	0.1
Other permanent items	1.3	2.8	0.1
Valuation allowance	1.1	0.9	—
Transaction costs	—	2.6	—
Stock compensation—excess benefits	(20.9)	—	—
Foreign income	(0.9)	(4.2)	(0.1)
Tax rate adjustments	(0.6)	(5.8)	0.1
Donation of appreciated property	(0.2)	(8.7)	—
Effective tax rate	92.8%	36.9%	39.2%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 3,	January 28,
	2018	2017
Non-current deferred tax assets (liabilities)
Stock-based compensation	$25,047	$37,804
Deferred lease credits	18,355	25,457
Inventory	16,132	37,198
Accrued expense	10,488	18,024
Deferred revenue	3,313	1,887
Net operating loss carryforwards	1,584	1,044
U.S. impact of Canadian transfer pricing	1,089	1,404
Charitable contributions	106	1,877
Property and equipment	(21,869)	(32,396)
Trademarks and intangibles	(14,991)	(28,345)
Prepaid expense and other	(12,379)	(28,387)
State tax benefit	(2,394)	(4,143)
Convertible senior notes	(1,890)	(3,867)
Other	1,910	1,669
Non-current deferred tax assets	24,501	29,226
Valuation allowance	(1,190)	(760)
Net non-current deferred tax assets	$23,311	$28,466

A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Balance at beginning of fiscal year	$760	$158	$176
Net changes in deferred tax assets and liabilities	430	602	(18)
Balance at end of fiscal year	$1,190	$760	$158

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

As of February 3, 2018 and January 28, 2017, the Company had $1.2 million and $0.8 million, respectively, in valuation allowances against deferred tax assets in certain foreign jurisdictions due to historical losses.

As of February 3, 2018, the Company had state net operating loss carryovers of $2.4 million and foreign net operating loss carryovers of $7.1 million. The state net operating loss carryovers will begin to expire in 2022, and the foreign net operating loss carryovers have an indefinite carryforward. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). The Company cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

A reconciliation of the exposures related to unrecognized tax benefits is as follows (in thousands):

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Balance at beginning of fiscal year	$2,190	$921	$940
Gross increases (decreases)—prior period tax positions	5,491	53	(88)
Gross increases—current period tax positions	471	1,216	69
Balance at end of fiscal year	$8,152	$2,190	$921

As of February 3, 2018, the Company has $8.2 million of unrecognized tax benefits, of which $6.5 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. In October 2017, the Company filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit was recorded during fiscal 2017 given the technical nature and amount of the refund claim. An income tax benefit related to this refund claim could be recorded in a future period upon settlement with the respective taxing authority. As of February 3, 2018, the Company has $0.4 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company had interest accruals of $0.5 million and $0.3 million associated with exposures as of February 3, 2018, and January 28, 2017, respectively.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of February 3, 2018, the Company is subject to examination by the tax authorities for fiscal 2014, fiscal 2015 and fiscal 2016. With few exceptions, as of February 3, 2018, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before fiscal 2014.

NOTE 14—NET INCOME PER SHARE

The weighted-average shares used for net income per share is as follows:

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Weighted-average shares—basic	27,053,616	40,691,483	40,190,448
Effect of dilutive stock-based awards	2,199,592	235,357	2,066,111
Weighted-average shares—diluted	29,253,208	40,926,840	42,256,559

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Options	2,895,471	7,243,697	522,390
Restricted stock units	229,308	609,676	12,916
Total anti-dilutive stock-based awards	3,124,779	7,853,373	535,306

NOTE 15—SHARE REPURCHASES

$700 Million Share Repurchase Program

On May 2, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $700 million (the “$700 Million Repurchase Program”). Under the $700 Million Repurchase Program, the Company repurchased approximately 12.4 million shares of its common stock at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million, during the three months ended July 29, 2017. As the $700 Million Repurchase Program was completed during the three months ended July 29, 2017, no additional shares were repurchased during the six months ended February 3, 2018 and there will be no repurchases in future periods under this repurchase authorization.

$300 Million Share Repurchase Program

On February 21, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $300 million (the “$300 Million Repurchase Program”). Under the $300 Million Repurchase Program, the Company repurchased approximately 7.8 million shares of its common stock at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million, during the three months ended April 29, 2017. As the $300 Million Repurchase Program was completed during the three months ended April 29, 2017, no additional shares were repurchased during the nine months ended February 3, 2018 and there will be no repurchases in future periods under this repurchase authorization.

Share Repurchases Under Equity Plans

Certain options and awards granted under the Company’s equity plans contain a repurchase right, which may be exercised at the Company’s discretion in the event of the termination of an employee’s employment with the Company. The repurchases are settled with the issuance of promissory notes that bear interest, which is paid annually. The Company did not repurchase any shares or issue any promissory notes in fiscal 2017 or fiscal 2016. The Company’s repurchase and promissory note issuance activity for fiscal 2015 is as follows:

Year Ended
January 30,
2016
Shares repurchased	2,625
Fair value at purchase price (in thousands)	$238
Weighted-average interest rate	3%
Weighted-average term	7 years

As of both February 3, 2018 and January 28, 2017, the aggregate unpaid principal amount of the notes payable for share repurchases of $19.4 million is included in other non-current obligations on the consolidated balance sheets. The Company recorded interest expense on the outstanding notes of $1.0 million in each of fiscal 2017, fiscal 2016 and fiscal 2015.

Of the $19.4 million notes payable for share repurchases outstanding as of both February 3, 2018 and January 28, 2017, $15.5 million was due to a current board member of the Company

NOTE 16—STOCK-BASED COMPENSATION

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

Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of income. The Company recorded stock-based compensation expense of $50.7 million, $29.2 million and $24.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

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

As of January 28, 2017, there were a total of 415,530 shares issuable under the Stock Incentive Plan. On January 30, 2017, an additional 816,573 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Stock Incentive Plan to 1,232,103. Awards under the plans reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increase the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan are immediately retired and are no longer available for future issuance.

The number of shares available for future issuance under the Stock Incentive Plan as of February 3, 2018 was 495,653. Shares issued as a result of award exercises under the Stock Incentive Plan and Option Plan and will be funded with the issuance of new shares. On February 5, 2018, an additional 430,347 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision.

2012 Stock Incentive Plan and 2012 Stock Option Plan—Stock Options

A summary of stock option activity under the Stock Incentive Plan and the Option Plan for fiscal 2017 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding—January 28, 2017	8,473,659	$49.00
Granted (1)	1,242,400	50.21
Exercised	(729,593)	35.77
Cancelled	(369,888)	48.04
Outstanding—February 3, 2018	8,616,578	$50.31

(1)

Includes the option granted to Mr. Friedman on May 2, 2017 to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to $50 per share. Refer to Chairman and Chief Executive Officer Option Grant below.

The fair value of stock options issued was estimated on the date of grant using the following assumptions:

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Expected volatility	48.3%	44.9%	37.7%
Expected life (years)	9.3	6.5	6.5
Risk-free interest rate	2.2%	1.4%	1.8%
Dividend yield	—	—	—

A summary of additional information about stock options is as follows:

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Weighted-average fair value per share of stock options granted	$24.24	$15.88	$36.43
Aggregate intrinsic value of stock options exercised (in thousands)	$27,362	$1,238	$32,590
Fair value of stock options vested (in thousands)	$38,402	$13,726	$8,611

Information about stock options outstanding, vested or expected to vest, and exercisable as of February 3, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$24.00 - $44.52	2,471,758	7.96	$34.65	716,698	$32.51
$45.21 - $45.82	62,500	9.41	45.22	—	—
$46.50 - $46.50	2,976,826	4.74	46.50	2,976,826	46.50
$47.53 - $75.43	2,615,885	7.21	62.24	2,263,415	62.56
$76.80 - $101.84	489,609	7.14	89.35	188,215	88.65
Total	8,616,578	6.58	$50.31	6,145,154	$52.08
Vested or expected to vest	7,788,663	6.41	$50.92

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of February 3, 2018 was $360.1 million, $320.7 million, and $245.8 million, respectively. Stock options exercisable as of February 3, 2018 had a weighted-average remaining contractual life of 6.10 years.

The Company recorded stock-based compensation expense for stock options of $37.5 million, $16.3 million and $10.4 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The fiscal 2017 expense of $37.5 million includes the $23.9 million of expense associated with the option grant to Mr. Friedman in May 2017. Refer to Chairman and Chief Executive Officer Option Grant below. As of February 3, 2018, the total unrecognized compensation expense related to unvested options was $24.6 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.07 years.

2012 Stock Incentive Plan—Restricted Stock Awards

The Company grants restricted stock awards, which include restricted stock and restricted stock units, to its employees and members of its Board of Directors. A summary of restricted stock award activity for fiscal 2017 is as follows:

	Awards	Weighted-Average Grant Date Fair Value	Intrinsic Value
Outstanding—January 28, 2017	1,118,019	$53.52
Granted	105,981	55.31
Released	(287,957)	58.48
Cancelled	(133,330)	49.47
Outstanding—February 3, 2018	802,713	$52.65	$73,881,705

A summary of additional information about restricted stock awards is as follows:

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Weighted-average fair value per share of awards granted	$55.31	$40.18	$90.14
Grant date fair value of awards released (in thousands)	$16,839	$5,170	$12,223

The Company recorded stock-based compensation expense for restricted stock awards of $12.8 million, $12.6 million and $13.8 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. As of fiscal 2017, the total unrecognized compensation expense related to unvested restricted stock awards was $20.9 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.05 years.

Chairman and Chief Executive Officer Option Grant

On May 2, 2017, the Company’s Board of Directors granted Mr. Friedman an option to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to $50 per share.

The option contains dual-condition restrictions consisting of both time-based service restrictions over four years and performance-based restrictions linked to achieving the Company’s common stock price objectives of $100, $125 and $150 per share. The option is fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option resulted in a non-cash stock compensation charge of $23.9 million in fiscal 2017, which is included in the $37.5 million stock-based compensation expense for stock options recorded in fiscal 2017 discussed above.

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

2012 Stock Incentive Plan—Grant to Waterworks Associates

On May 27, 2016, the date of the Company’s acquisition of Waterworks, the Company granted stock options to certain Waterworks associates under the Stock Incentive Plan to purchase 322,784 shares of its common stock, with an exercise price of $33.54 per share, which is equal to the closing price of the Company’s common stock on the date of grant. These options are fully vested as of the date of grant but any shares issued upon exercise of such options will be subject to selling restrictions which are scheduled to lapse in five equal installments on the first, second, third, fourth and fifth anniversaries of the grant date. The fully vested options resulted in a non-cash stock-based compensation charge of $3.7 million in fiscal 2016, which is included in the $16.3 million stock-based compensation expense for stock options recorded in fiscal 2016 discussed above.

Rollover Units

In connection with the acquisition of Waterworks, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the consolidated statements of income. The fair value of the Appreciation Rights is determined based on an option pricing method (“OPM”). The Company did not record any expense related to the Appreciation Rights during fiscal 2017 and fiscal 2016. As of both February 3, 3018 and January 28, 2017, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. The Company recorded $0.4 million and $0.3 million related to the Profit Interests in fiscal 2017 and fiscal 2016, respectively, which is included in selling, general and administrative expenses on the consolidated statements of income. As of February 3, 2018 and January 28, 2017, the liability associated with the Profit Interests was $0.7 million and $0.3 million, respectively, which is included in other non-current obligations on the consolidated balance sheets.

NOTE 17—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. The Company, at its discretion, may contribute funds to the 401(k) plan. The Company made no contributions to the 401(k) plan during fiscal 2017, fiscal 2016, or fiscal 2015.

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

NOTE 19—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain property consisting of retail and outlet stores, corporate offices, distribution centers and equipment. A majority of the Company’s leases expire at various dates through fiscal 2035. The Company has a lease for one Gallery location that expires in fiscal 2058. The stores, distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property. Most store leases also provide for minimum annual rent payments, with provisions for additional rent based on a percentage of sales, after meeting certain sales thresholds, and for payment of certain expenses.

The aggregate future minimum rent payments under leases in effect as of February 3, 2018, are as follows (in thousands):

Lease agreements accounted for as:	Capital Leases (1)	Operating Leases	Build-to-Suit	Total
2018	$1,424	$89,304	$37,080	$127,808
2019	1,458	76,509	39,593	117,560
2020	1,382	66,961	42,237	110,580
2021	1,227	57,470	43,996	102,693
2022	1,267	51,473	44,977	97,717
Thereafter	7,893	328,574	580,100	916,567
Minimum lease commitments	14,651	$670,291	$787,983	$1,472,925
Less—amount representing interest	(6,671)
Present value of capital lease obligations	7,980
Less—current capital lease obligations	(471)
Non-current capital lease obligations	$7,509

(1)	The current and non-current capital lease obligations are included in other current liabilities and other non-current obligations, respectively, on the consolidated balance sheets.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, represent contingent rent expense and are excluded from minimum lease payments and included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Future payments for insurance, real estate taxes and repair and maintenance to which the Company is obligated are excluded from minimum lease payments. Minimum rent payments and contingent rent expense under lease agreements accounted for as operating leases and as build-to-suit lease transactions are as follows (in thousands):

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Lease agreements accounted for as operating leases
Minimum rent	$91,152	$87,520	$76,246
Contingent rent	8,063	7,140	10,209
Total operating leases	$99,215	$94,660	$86,455
Lease agreements accounted for as build-to-suit lease transactions (1)
Minimum rent	$32,256	$16,066	$12,755
Contingent rent	833	726	442
Total build-to-suit lease transactions	$33,089	$16,792	$13,197

(1)

As described in Note 3—Significant Accounting Policies, the cash payments made under leases accounted for as build-to-suit lease transactions get allocated to land rent expense and as debt service payments (a portion to interest expense and a portion to financing obligation). Minimum rent payments recognized as interest expense within the consolidated statements of income were $15.4 million, $12.1 million and $9.9 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Minimum rent payments allocated to the financing obligations under build-to-suit lease transactions within the consolidated balance sheets were $10.2 million and $0.4 million in fiscal 2017 and fiscal 2016, respectively. The remaining minimum rent payments of $6.7 million, $3.6 million and $2.9 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, represent land rent expense and were included in cost of goods sold on the consolidated statements of income. Contingent rent under build-to-suit lease transactions is recognized as interest expense within the consolidated statements of income.

In addition to the above, the non-cash rent benefit recognized within the consolidated statements of income was $1.0 million in fiscal 2017 and the non-cash rent expense recognized within the consolidated statements of income was $1.2 million and $2.9 million in fiscal 2016 and fiscal 2015, respectively. Non-cash rent represents the straight-line impact and amortization of tenant allowances under operating leases and land rent expense recorded for build-to-suit lease transactions prior to cash payments occurring under the leases.

Commitments

The Company had no material off balance sheet commitments as of February 3, 2018.

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

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that the Company does establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what the Company accrues from time to time. The Company believes that the ultimate resolution of its current matters will not have a material adverse effect on its consolidated financial statements.

RH Modern Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. The complaints allege, among other things, fraud in connection with alleged misstatements under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Both complaints purport to make claims on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to forward looking statements regarding the roll out of the RH Modern product line. An amended consolidated complaint was filed in June 2017 and the Company and its officers have moved to dismiss the complaint. On February 26, 2018, the Court filed an order denying the Company’s motion to dismiss the complaint and the case will now move into a discovery phase. The claims are still at an early stage. While the outcome of litigation is inherently uncertain, the Company and its officers intend to vigorously defend the claims and believe the complaint lacks merit.

NOTE 20—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the CODM. The Company has determined that the Chief Executive Officer is its CODM. As of February 3, 2018, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

The Company’s two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management team and customer base, the Company has determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

The Company uses operating income to evaluate segment profitability. Operating income is defined as net income before interest expense—net, loss on extinguishment of debt and income tax expense.

Prior to the Waterworks acquisition, the Company had one reportable segment. As the Company’s acquisition of Waterworks was completed on May 27, 2016, reportable segment financial information for Waterworks below represents thirty-five weeks of results for fiscal 2016, whereas the RH Segment results represent fifty-two weeks for fiscal 2016. The results for fiscal 2017 include fifty-three weeks for both the RH Segment and Waterworks.

Segment Information

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Year Ended
	February 3,			January 28,
	2018			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$2,319,332	$120,842	$2,440,174	$2,060,044	$74,827	$2,134,871
Gross profit	801,999	47,068	849,067	656,191	23,596	679,787
Depreciation and amortization	65,666	4,469	70,135	54,480	2,515	56,995

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	Year Ended
	February 3,			January 28,
	2018			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,448	$17,445	$141,893	$124,374	$49,229	$173,603
Trademarks and domain names	48,563	52,100	100,663	48,524	52,100	100,624
Total assets	1,608,290	124,576	1,732,866	2,040,346	152,174	2,192,520

(1)

The Company recorded goodwill impairment of $33.7 million related to the Waterworks reporting unit in fiscal 2017. Refer to “Impairment” within Note 3—Significant Accounting Policies. Prior to being impaired, the Waterworks goodwill increased $1.9 million during fiscal 2017 due to purchase price accounting adjustments. Refer to Note 3—Business Combination.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017, (ii) reduction of net revenues and costs associated with product recalls, (iii) property and equipment disposals, lease related charges, inventory transfer costs, severance expense and other costs associated with two distribution center closures, (iv) asset impairments and lease losses, (v) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks, (vi) the release of the remaining reserve for potential claims regarding anti-dumping duties which the Company believes have lapsed, (vii) the gain on sale of building and land for one of the Company’s owned retail galleries, (viii) charges incurred for the estimated cumulative impact of coupons redeemed in connection with a legal claim, (ix) costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards, (x) impairment recorded due to the Company committing to a plan to sell its aircraft, (xi) a non-cash compensation charge related to the fully vested option grants made in connection with the acquisition of Waterworks and (xii) costs incurred in connection with the acquisition of Waterworks including professional fees. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table presents segment operating income (loss) and income before tax (in thousands):

	Year Ended
	February 3,	January 28,
	2018	2017
Operating income:
RH Segment	$173,414	$105,274
Waterworks	(2,116)	(2,360)
Non-cash compensation	(23,872)	(3,672)
Recall accrual	(7,707)	(4,615)
Distribution center closures	(5,795)	—
Asset impairments and lease losses	(4,417)	(12,743)
Impact of inventory step-up	(2,527)	(6,835)
Anti-dumping exposure	2,202	—
Gain on sale of building and land	2,119	—
Legal claim	—	(8,701)
Reorganization related costs	—	(5,698)
Aircraft impairment	—	(4,767)
Acquisition related costs	—	(2,847)
Operating income	131,301	53,036
Interest expense—net	62,570	44,482
Goodwill impairment	33,700	—
Loss on extinguishment of debt	4,880	—
Income before tax	$30,151	$8,554

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Furniture	$1,543,404	$1,334,526	$1,295,486
Non-furniture	896,770	800,345	813,520
Total net revenues	$2,440,174	$2,134,871	$2,109,006

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of February 3, 2018, the Company operates 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of the Company’s revenues in fiscal 2017, fiscal 2016, or fiscal 2015.

NOTE 21—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2017 and fiscal 2016 are set forth below (in thousands, except share and per share amounts):

	Three Months Ended
	April 29,	July 29,	October 28,	February 3,
Fiscal 2017	2017	2017	2017	2018
Net revenues	$562,080	$615,326	$592,473	$670,295
Gross profit	170,256	205,813	214,325	258,673
Net income (loss)	(3,370)	(7,862)	13,151	261
Weighted-average shares used in computing basic net income (loss) per share	37,609,516	28,398,307	21,221,848	21,418,283
Basic net income (loss) per share	$(0.09)	$(0.28)	$0.62	$0.01
Weighted-average shares used in computing diluted net income (loss) per share	37,609,516	28,398,307	23,535,617	25,666,174
Diluted net income (loss) per share	$(0.09)	$(0.28)	$0.56	$0.01

	Three Months Ended
	April 30,	July 30,	October 29,	January 28,
Fiscal 2016	2016	2016	2016	2017
Net revenues	$455,456	$543,381	$549,328	$586,706
Gross profit	127,475	179,839	175,819	196,654
Net income (loss)	(13,470)	6,918	2,517	9,436
Weighted-average shares used in computing basic net income (loss) per share	40,588,081	40,646,124	40,730,059	40,803,626
Basic net income (loss) per share	$(0.33)	$0.17	$0.06	$0.23
Weighted-average shares used in computing diluted net income (loss) per share	40,588,081	40,820,495	40,926,450	41,000,760
Diluted net income (loss) per share	$(0.33)	$0.17	$0.06	$0.23

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President, Chief Financial and Administrative Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and President, Chief Financial and Administrative Officer have concluded that as of February 3, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and President, Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of February 3, 2018 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of February 3, 2018. The effectiveness of the Company’s internal control over financial reporting as of February 3, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Compensation Protection Agreements with Presidents

On March 29, 2018, RH entered into Compensation Protection Agreements with each of Eri Chaya, DeMonty Price, Karen Boone, David Stanchak and Sandra Stangl, the five RH executives who are Section 16 executive officers with the title of President. The Compensation Protection Agreement provides generally that in the event of termination of the executive’s employment by the Company without Cause or in the event of termination of employment by the executive for Good Reason the Company would pay severance in an amount equal to base salary compensation for a compensation protection period of 12 months after employment termination so long as the executive does not engage in certain restricted activities during such time period. The Compensation Projection Agreement also provides for the payment of certain costs related to COBRA benefits during such compensation protection period and the payment of a prior year bonus or a pro rata amount of current year bonus based on the date of employment termination and the Company achieving the performance metrics in any such bonus arrangement. The foregoing is only a summary of the material terms of the Compensation Protection Agreements and does not purport to be complete, and is qualified in its entirety by reference to the form of Compensation Protection Agreement, a copy of which is filed as Exhibit 10.11 hereto and incorporated by reference herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•	Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017
•	Consolidated Statements of Income for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016
•	Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016
•	Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016
•	Notes to the Consolidated Financial Statements
2.	Financial Statement Schedules

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

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of RH.	10-K	001-35720	March 29, 2017	3.1

3.2	Amended and Restated Bylaws of RH.	8-K	001-35720	March 3, 2017	3.1

4.1	Form of RH Common Stock Certificate.	10-K	001-35720	March 29, 2017	4.1

4.2	Indenture dated June 24, 2014, between Restoration Hardware Holdings, Inc. and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2019.	8-K	001-35720	June 24, 2014	4.1

4.3	Indenture dated June 23, 2015, between Restoration Hardware Holdings, Inc., the Guarantor and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2020.	8-K	001-35720	June 24, 2015	4.1

10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4

10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1

10.3*	Employment Agreement dated as of November 1, 2012, by and between Restoration Hardware, Inc. and Karen Boone.	10-K	001-35720	April 29, 2013	10.9

10.4*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2

10.5*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3

10.6*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4

10.7*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2

10.8*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17

10.9*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman.	8-K	001-35720	May 3, 2017	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.10*	Cash Incentive Bonus Plan.	10-Q	001-35720	September 9, 2017	10.2

10.11*	Form of Compensation Protection Agreement for Section 16 Presidents.	—	—	—	—	X

10.12	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.1

10.13	Form of Base Warrant Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.2

10.14	Form of Additional Convertible Bond Hedge Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.3

10.15	Form of Additional Warrant Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.4

10.16	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary G. Friedman.	10-K	001-35720	March 30, 2016	10.13

10.17	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2015	10.1

10.18	Form of Base Warrant Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2015	10.2

10.19	Eleventh Amended and Restated Credit Agreement dated as of June 28, 2017 among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	July 3, 2017	10.1

10.20	Credit Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association as administrative agent and collateral agent.	8-K	001-35720	July 13, 2017	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.21	Intercreditor Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., Bank of America, N.A. and Wilmington Trust, National Association.	8-K	001-35720	July 13, 2017	10.2

21.1	Subsidiary List	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X

24.1	Power of Attorney (included on signature page)	—	—	—	—	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of President, Chief Financial and Administrative Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of President, Chief Financial and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Extension Definition	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

By:	/s/ Gary Friedman
Gary Friedman Chairman of the Board of Directors and Chief Executive Officer

Date: March 29, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 29th, 2018.

/s/ Gary Friedman	/s/ Karen Boone
Gary Friedman Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	Karen Boone President, Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Carlos Alberini	/s/ Keith Belling
Carlos Alberini Director	Keith Belling Director

/s/ Eri Chaya	/s/ Mark Demilio
Eri Chaya Director	Mark Demilio Director

/s/ Hilary Krane	/s/ Katie Mitic
Hilary Krane Director	Katie Mitic Director

/s/ Ali Rowghani	/s/ Leonard Schlesinger
Ali Rowghani Director	Leonard Schlesinger Director