Form 10-Q
period 2018-05-05
RH
filed 2018-06-12
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

As of June 8, 2018, 21,634,290 shares of registrant’s common stock were outstanding.

RH

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	May 5,	February 3,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$20,796	$17,907
Accounts receivable—net	38,614	31,412
Merchandise inventories	530,657	527,026
Prepaid expense and other current assets	60,064	68,585
Total current assets	650,131	644,930
Property and equipment—net	811,369	800,698
Goodwill	141,849	141,893
Trademarks and other intangible assets	100,678	100,702
Deferred tax assets	30,014	23,311
Other non-current assets	14,920	21,332
Total assets	$1,748,961	$1,732,866
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$264,173	$318,765
Deferred revenue and customer deposits	172,379	149,404
Other current liabilities	59,944	51,166
Total current liabilities	496,496	519,335
Asset based credit facility	219,000	199,970
Term loan—net	79,528	79,499
Convertible senior notes due 2019—net	331,678	327,731
Convertible senior notes due 2020—net	257,425	252,994
Financing obligations under build-to-suit lease transactions	227,979	229,323
Deferred rent and lease incentives	54,965	54,983
Other non-current obligations	73,248	76,367
Total liabilities	1,740,319	1,740,202
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of May 5, 2018 and February 3, 2018	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 41,835,129 shares issued and 21,612,197 shares outstanding as of May 5, 2018; 41,737,470 shares issued and 21,517,338 shares outstanding as of February 3, 2018	2	2
Additional paid-in capital	870,751	860,288
Accumulated other comprehensive loss	(1,436)	(171)
Retained earnings	159,417	152,394
Treasury stock—at cost, 20,222,932 shares as of May 5, 2018 and 20,220,132 shares as of February 3, 2018	(1,020,092)	(1,019,849)
Total stockholders’ equity (deficit)	8,642	(7,336)
Total liabilities and stockholders’ equity (deficit)	$1,748,961	$1,732,866

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	May 5,	April 29,
	2018	2017
Net revenues	$557,406	$562,080
Cost of goods sold	345,371	391,824
Gross profit	212,035	170,256
Selling, general and administrative expenses	158,434	163,360
Income from operations	53,601	6,896
Interest expense—net	17,035	12,179
Income (loss) before income taxes	36,566	(5,283)
Income tax expense (benefit)	8,507	(1,913)
Net income (loss)	$28,059	$(3,370)
Weighted-average shares used in computing basic net income (loss) per share	21,545,025	37,609,516
Basic net income (loss) per share	$1.30	$(0.09)
Weighted-average shares used in computing diluted net income (loss) per share	25,230,228	37,609,516
Diluted net income (loss) per share	$1.11	$(0.09)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	May 5,	April 29,
	2018	2017
Net income (loss)	$28,059	$(3,370)
Net losses from foreign currency translation	(1,265)	(1,192)
Net unrealized holding gains on available-for-sale investments	—	11
Total comprehensive income (loss)	$26,794	$(4,551)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 5,	April 29,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28,059	$(3,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,047	16,020
Lease impairment adjustment	(1,157)	—
Non-cash charges resulting from inventory step-up	190	1,380
Amortization of debt discount	7,881	7,458
Stock-based compensation expense	7,997	5,289
Other non-cash interest expense	938	884
Change in assets and liabilities:
Accounts receivable	(7,243)	8
Merchandise inventories	(4,032)	66,067
Prepaid expense and other assets	(26,181)	7,547
Accounts payable and accrued expenses	(57,215)	1,219
Deferred revenue and customer deposits	28,159	22,232
Other current liabilities	13,838	(1,086)
Deferred rent and lease incentives	44	726
Other non-current obligations	(569)	(426)
Net cash provided by operating activities	7,756	123,948
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,121)	(21,173)
Proceeds from sale of assets held for sale—net	—	4,900
Purchase of investments	—	(16,109)
Maturities of investments	—	46,890
Sales of investments	—	145,020
Net cash provided by (used in) investing activities	(27,121)	159,528
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under asset based credit facility	334,000	—
Repayments under asset based credit facility	(314,970)	—
Repayments under promissory and equipment security notes	(1,491)	—
Repurchases of common stock—including commissions	—	(300,140)
Payments on build-to-suit lease transactions	(3,207)	(1,289)
Proceeds from exercise of stock options	2,923	2,567
Tax withholdings related to issuance of stock-based awards	(351)	(149)
Payments on capital leases	(112)	(76)
Net cash provided by (used in) financing activities	16,792	(299,087)
Effects of foreign currency exchange rate translation	(62)	(86)
Net decrease in cash and cash equivalents and restricted cash equivalents	(2,635)	(15,697)
Cash and cash equivalents
Beginning of period—cash and cash equivalents	17,907	87,023
Beginning of period—restricted cash equivalents (construction related deposits)	7,407	28,044
Beginning of period—cash and cash equivalents and restricted cash equivalents	25,314	115,067

End of period—cash and cash equivalents	20,796	80,150
End of period—restricted cash equivalents (construction related deposits)	1,883	19,220
End of period—cash and cash equivalents and restricted cash equivalents	$22,679	$99,370

Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$18,560	$14,498
Property and equipment additions from unpaid construction related deposits	$2,650	$4,913
Property and equipment additions due to build-to-suit lease transactions	$1,887	$18,283
Issuance of non-current notes payable related to share repurchases from former employees	$243	$—

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

As of May 5, 2018, the Company operated a total of 84 retail Galleries and 32 outlet stores in 32 states, the District of Columbia and Canada, and includes 15 Waterworks showrooms in the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the Company’s financial position as of May 5, 2018, and the results of operations for the three months ended May 5, 2018 and April 29, 2017. The Company’s current fiscal year, which consists of 52 weeks, ends on February 2, 2019 (“fiscal 2018”).

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (the “2017 Form 10-K”). Certain prior year amounts have been reclassified for consistency with the current period presentation. This reclassification had no effect on the previously reported consolidated financial position or consolidated results of operations, and did not have a material effect on the previously reported consolidated cash flows.

The results of operations for the three months ended May 5, 2018 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

Adoption and Accounting Policy

The Company adopted Topic 606 on February 4, 2018 using the modified retrospective transition method and recorded a decrease to opening retained earnings of $21.0 million, inclusive of the tax impact. Results reported within the Company’s condensed consolidated financial statements for reporting periods beginning February 4, 2018 are presented under Topic 606 while prior periods are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605—Revenue Recognition (Topic 605).

Under Topic 606, changes were made to the recognition timing or classification of revenues and expenses for the following:

Description	Policy under Topic 605	Policy under Topic 606
Advertising expenses

Costs associated with Source Books were capitalized and amortized over their expected period of future benefit. Expense was amortized based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual Source Book basis, generally over a twelve-month period after they were mailed.

Costs associated with Source Books are expensed upon the delivery of the Source Books to the carrier. In the case of multiple printings of a Source Book, the creative costs will be expensed in full upon the initial delivery of Source Books to the carrier.

Gift card breakage	Recognized gift card breakage (amounts not expected to be redeemed) within selling, general and administrative expenses.	Recognize gift card breakage within net revenues proportional to actual gift card redemptions.
Membership revenue

Annual fees for new memberships in the RH Members Program and renewals were recorded as deferred revenue when collected from customers and recognized as revenue on a straight-line basis over the twelve month membership period.

Annual fees for new memberships in the RH Members Program are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, using historical trends of sales to members.

RH Members Program renewal fees are recorded as deferred revenue when collected from customers and will continue to be recognized as revenue on a straight-line basis over the twelve month membership period.

Revenue recognition	Revenue for merchandise that is not delivered via the home-delivery channel was recognized upon delivery.	Revenue for merchandise that is not delivered via the home-delivery channel will be recognized upon shipment.
Allowance for sales returns	Recognized an allowance for sales returns as a net liability within other current liabilities.	Recognize an allowance for sales returns on a gross basis as a liability within other current liabilities and a right of return asset for merchandise within prepaid expense and other current assets.

Advertising expenses—The adoption of Topic 606 materially impacts the timing of recognizing advertising expense related to direct response advertising, including costs associated with the Company’s Source Books. Under Topic 606, the Company will recognize expense associated with the Source Books upon the delivery of the Source Books to the carrier. In the case of multiple printings of a Source Book, the creative costs will be expensed in full upon the initial delivery of Source Books to the carrier. Prior to adoption of Topic 606, costs associated with Source Books were capitalized and amortized over their expected period of future benefit. Such amortization was based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual Source Book basis. Each Source Book was generally fully amortized within a twelve-month period after they were mailed and the majority of the amortization occurred within the first five to nine months, with the exception of the Holiday Source Books, which were generally fully amortized within a three-month period after they were mailed. Upon adoption of Topic 606, capitalized costs associated with Source Books of $37.8 million that had been delivered to the carrier prior to or on February 3, 2018 were reclassified to retained earnings on the consolidated balance sheets, resulting in a decrease to the opening retained earnings balance.

Gift card breakage—Under Topic 606, the Company recognizes gift card breakage proportional to actual gift card redemptions and such breakage is recorded within net revenues on the condensed consolidated statements of operations. Gift card breakage was previously recorded as a reduction to selling, general and administrative expenses when the likelihood of redemption was remote. Upon adoption of Topic 606, gift card liabilities of $6.0 million were reclassified to retained earnings on the consolidated balance sheets, resulting in an increase to the opening retained earnings balance.

Membership revenue—Under Topic 606, the annual fee for new memberships in the RH Members Program is recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, using historical trends of sales to members. Prior to the adoption of Topic 606, new memberships were recorded as deferred revenue when collected from customers and recognized as revenue on a straight-line basis over the twelve month membership period. This will result in a majority of revenue being recognized during the first six months of the membership period. The adoption of Topic 606 will not have an impact on membership renewal fees, which will continue to be recognized as revenue on a straight-line basis over the twelve month membership period, until the Company has more information regarding membership renewal purchasing trends. Upon adoption of Topic 606, deferred membership revenue of $3.8 million was reclassified to retained earnings on the consolidated balance sheets, resulting in an increase to the opening retained earnings balance.

Revenue recognition—Under Topic 606, the Company will continue to recognize revenue for merchandise delivered via the home-delivery channel upon delivery. Under Topic 606, revenue for merchandise delivered via all other delivery channels will be recognized upon shipment, whereas previously such revenue was recognized upon delivery. Upon adoption of Topic 606, deferred revenue (net of cost of goods sold) of $1.3 million was reclassified to retained earnings on the consolidated balance sheets, resulting in an increase to the opening retained earnings balance.

The Company adopted the practical expedient related to shipping and handling activities. Under this option, in instances where revenue is recognized for the related merchandise prior to delivery to customers (i.e., revenue recognized upon shipment), the related costs of shipping and handling activities will be accrued for in the same period. Costs of shipping and handling continue to be included in cost of goods sold.

Allowance for sales returns—In connection with adoption of Topic 606, the Company is required to recognize its allowance for sales returns on a gross basis rather than as a net liability. Upon adoption, this resulted in an increase to prepaid and other current assets (“right of return asset for merchandise”), with a corresponding increase to other current liabilities on the consolidated balance sheets, and did not impact the consolidated statements of operations. As of May 5, 2018, the right of return asset for merchandise was $5.3 million.

Sales tax collection from customers—Under Topic 606, the Company has not changed its policy regarding sales tax collected from customers. Sales tax collected is not recognized as revenue but is included in accounts payable and accrued expenses on the consolidated balance sheets as it is ultimately remitted to governmental authorities.

In connection with adoption of Topic 606, the Company recorded a $6.6 million tax adjustment associated with the charges listed above to retained earnings on the consolidated balance sheets, resulting in an increase to the opening retained earnings balance.

Contract Liabilities

The Company defers revenue associated with merchandise delivered via the home-delivery channel. As the Company recognizes revenue when the merchandise is delivered to our customers, it is included as deferred revenue on the consolidated balance sheets while in-transit. Customer deposits represent payments made by customers on custom orders. At the time of order placement the Company collects deposits for all custom orders equivalent to 50% of the purchase price. Custom order deposits are recognized as revenue when a customer obtains control of the merchandise. In addition, the Company collects annual membership fees related to the RH Members Program. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, using historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year. The Company expects that substantially all of the deferred revenue, customer deposits and deferred membership fees as of May 5, 2018 will be recognized within the next six months as the performance obligations are satisfied.

In addition, the Company defers revenue when cash payments are received in advance of performance for unsatisfied obligations related to its gift cards and merchandise credits. Customer liabilities related to gift cards and merchandise credits was $17.7 million and $24.1 million as of May 5, 2018 and February 3, 2018, respectively. As discussed above, $6.0 million of the decrease was due to the reclassification of gift card liabilities to retained earnings upon adoption of Topic 606. During the three months ended May 5, 2018, the Company recognized $4.9 million of revenue related to previous deferrals related to its gift cards and merchandise credits and recorded gift card breakage of $0.4 million. The Company expects that approximately 70% of the remaining gift card and merchandise credit liabilities will be recognized when the gift cards are redeemed by customers.

Disaggregated Revenue

The Company recognizes revenue from its stores and direct sales channels. Stores net revenues represent sales originating in retail stores, including Waterworks showrooms, and outlet stores. Direct net revenues include sales through the Company’s Source Books, websites, and phone orders, including its Contract business and a portion of its Trade business. During the three months ended May 5, 2018, net revenues recognized from the stores and direct sales channels were $314.5 million and $242.9 million, respectively.

Adoption Impact on Fiscal 2018 Results

The following table summarizes the impact of adopting Topic 606 on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended May 5, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net revenues	$557,406	$(7,610)	$549,796
Cost of goods sold	345,371	(2,988)	342,383
Gross profit	212,035	(4,622)	207,413
Selling, general and administrative expenses	158,434	3,803	162,237
Income from operations	53,601	(8,425)	45,176
Interest expense—net	17,035	—	17,035
Income before income taxes	36,566	(8,425)	28,141
Income tax expense	8,507	(1,950)	6,557
Net income	$28,059	$(6,475)	$21,584

The following table summarizes the impact of adopting Topic 606 on certain line items of the Company’s condensed consolidated balance sheets (in thousands):

	As of May 5, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Prepaid expense and other current assets	$60,064	$27,652	$87,716
Deferred tax assets	30,014	(6,561)	23,453
Accounts payable and accrued expenses	264,173	(638)	263,535
Deferred revenue and customer deposits	172,379	9,463	181,842
Other current liabilities	59,944	(2,295)	57,649
Retained earnings	159,417	14,561	173,978

Financial Instruments

In January 2016, the FASB issued Accounting Standards Update 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends various aspects of the recognition, measurement, presentation and disclosure for financial instruments. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain provisions. The Company adopted this new accounting standard in the first quarter of fiscal 2018 and such adoption did not have an impact on its consolidated financial statements.

Cash Flow Classification

In August 2016, the FASB issued Accounting Standards Update No. 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses eight specific cash flow issues with the objective of reducing existing diversity in practice regarding the manner in which certain cash receipts and payments are presented and classified in the consolidated statements of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this new accounting standard in the first quarter of fiscal 2018 and such adoption did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Adoption of the standard will be applied using a retrospective transition method to each period presented. The Company adopted this new accounting standard in the first quarter of fiscal 2018 which resulted in a change to the presentation of the construction related deposits within the statement of cash flows. The Company considers the construction related deposits to be “restricted cash equivalents” and therefore, under the new accounting guidance, is required to include such deposits in beginning and ending “cash and cash equivalents and restricted cash equivalents” on the statement of cash flows. Previously, funding of the construction related deposit accounts was included within the “investing” section of the statement of cash flows and usage of the deposits was presented as a non-cash transaction. Under the new accounting guidance, funding of the construction related deposit accounts will not be presented within the statement of cash flows and the usage of the deposits will be presented within the “capital expenditures” line item under the “investing” section. Adoption of this new accounting standard resulted in an increase of the beginning and ending “cash and cash equivalents and restricted cash equivalents” amounts for the three months ended April 29, 2017 of $28.0 million and $19.2 million, respectively, as well as resulted in an increase in capital expenditures for the three months ended April 29, 2017 of $7.7 million.

Income Taxes: Intra-Entity Asset Transfers

In October 2016, the FASB issued Accounting Standards Update No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this new accounting standard in the first quarter of fiscal 2018 and such adoption did not have an impact on its consolidated financial statements.

Stock-Based Compensation

In May 2017, the FASB issued Accounting Standards Update No. 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance clarifies when modification accounting should be applied for changes to terms or conditions of a share-based payment award. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The standard will be applied prospectively. The Company adopted this new accounting standard in the first quarter of fiscal 2018 and such adoption did not have an impact on its consolidated financial statements.

Accounting for Leases

In February 2016, the FASB issued Accounting Standards Update 2016-02—Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on its consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements given that the Company has a significant number of leases.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	May 5,	February 3,
	2018	2018
Vendor deposits	$20,896	$9,701
Capitalized catalog costs	15,965	44,122
Right of return asset for merchandise	5,296	—
Prepaid expense and other current assets	17,907	14,762
Total prepaid expense and other current assets	$60,064	$68,585

Other non-current assets consist of the following (in thousands):

	May 5,	February 3,
	2018	2018
Deferred financing fees	$4,194	$4,446
Construction related deposits	1,883	7,407
Other deposits	5,006	4,997
Other non-current assets	3,837	4,482
Total other non-current assets	$14,920	$21,332

NOTE 4—GOODWILL AND TRADEMARKS AND DOMAIN NAMES

The following sets forth the goodwill and trademarks and domain names activity for the RH Segment and Waterworks for the three months ended May 5, 2018 (in thousands):

		Foreign
	February 3,	Currency	May 5,
	2018	Translation	2018
RH Segment
Goodwill	$124,448	$(44)	$124,404
Trademarks and domain names	48,563	—	48,563

Waterworks
Goodwill (1)	17,445	—	17,445
Trademarks	52,100	—	52,100

(1)	The Waterworks reporting unit goodwill is presented net of an impairment charge of $33.7 million, which was recorded in fiscal 2017.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	May 5,	February 3,
	2018	2018
Accounts payable	$166,044	$195,313
Accrued compensation	31,250	47,534
Accrued freight and duty	18,219	23,757
Accrued sales taxes	17,674	19,525
Accrued occupancy	9,909	8,612
Accrued catalog costs	7,037	9,000
Accrued professional fees	2,960	3,555
Other accrued expenses	11,080	11,469
Total accounts payable and accrued expenses	$264,173	$318,765

Other current liabilities consist of the following (in thousands):

	May 5,	February 3,
	2018	2018
Allowance for sales returns	$17,887	$10,565
Unredeemed gift card and merchandise credit liability	17,673	24,138
Federal and state tax payable	13,478	5,391
Current portion of non-current debt	6,080	6,033
Product recall reserves	1,029	1,201
Other current liabilities	3,797	3,838
Total other current liabilities	$59,944	$51,166

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	May 5,	February 3,
	2018	2018
Notes payable for share repurchases	$19,633	$19,390
Equipment security notes (1)	12,676	13,864
Promissory note (2)	11,285	11,627
Lease loss liabilities	8,344	9,684
Capital lease obligations—non-current	7,389	7,509
Deferred contract incentive (3)	4,762	5,358
Unrecognized tax benefits	3,764	3,728
Rollover units and profit interests (4)	2,317	2,211
Other non-current obligations	3,078	2,996
Total other non-current obligations	$73,248	$76,367

(1)	Represents the non-current portion of equipment security notes secured by certain of the Company’s distribution center property and equipment.
(2)	Represents the non-current portion of a promissory note secured by the Company’s aircraft.
(3)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement. The amount will be amortized over the term of the agreement.
(4)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 13—Stock-Based Compensation.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 5, 2018, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of May 5, 2018. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During both the three months ended May 5, 2018 and April 29, 2017, the Company recorded $0.3 million related to the amortization of debt issuance costs.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	May 5,	February 3,
	2018	2018
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(39,974)	(44,135)
Net carrying amount	$260,026	$255,865
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.2 million and $3.9 million for the amortization of the debt discount related to the 2020 Notes during the three months ended May 5, 2018 and April 29, 2017, respectively.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 5, 2018, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of May 5, 2018. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During both the three months ended May 5, 2018 and April 29, 2017, the Company recorded $0.2 million related to the amortization of debt issuance costs.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	May 5,	February 3,
	2018	2018
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(17,268)	(20,988)
Net carrying amount	$332,732	$329,012
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.7 million and $3.6 million for the amortization of the debt discount related to the 2019 Notes during the three months ended May 5, 2018 and April 29, 2017, respectively.

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

NOTE 8—CREDIT FACILITIES

The Company’s outstanding credit facilities were as follows (in thousands):

	May 5,			February 3,
	2018			2018
	Outstanding	Unamortized Debt	Net Carrying	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount	Amount	Issuance Costs	Amount
Asset based credit facility	$219,000	$—	$219,000	$199,970	$—	$199,970
LILO term loan	80,000	(472)	79,528	80,000	(501)	79,499
Total credit facilities	$299,000	$(472)	$298,528	$279,970	$(501)	$279,469

Asset Based Credit Facility & LILO Term Loan

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders.

On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (the “credit agreement”). The credit agreement has a revolving line of credit with availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. In addition, the credit agreement establishes an $80.0 million LILO term loan facility. The credit agreement has a maturity date of June 28, 2022.

On June 12, 2018, Restoration Hardware, Inc. entered into a First Amendment (the “Amendment”) to credit agreement. The Amendment (i) changes the credit agreement’s definition of “Eligible In-Transit Inventory” to clarify the requirements to be fulfilled by the borrowers with respect to such in-transit inventory, and (ii) clarifies that no Default or Event of Default was caused by any prior non-compliance with such requirements with respect to in-transit inventory. Eligible In-Transit Inventory consists of inventory being shipped from vendor locations outside of the United States. Qualifying in-transit inventory is included within the Company’s borrowing base for eligible collateral for purposes of determining the amount of borrowing available to borrowers under the credit agreement.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of May 5, 2018, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

As of May 5, 2018, the Company had $219.0 million in outstanding borrowings and $138.8 million of availability under the revolving line of credit, net of $27.8 million in outstanding letters of credit. As of May 5, 2018, the Company had $80.0 million outstanding borrowings under the LILO term loan facility. As a result of the consolidated fixed-charge coverage ratio (“FCCR”) restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit was approximately $92.2 million as of May 5, 2018.

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value and carrying value of the 2019 Notes and 2020 Notes were as follows (in thousands):

	May 5,		February 3,
	2018		2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes due 2019	$327,352	$332,732	$324,866	$329,012
Convertible senior notes due 2020	$261,653	$260,026	$261,047	$255,865

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

The estimated fair values of the asset based credit facility and LILO term loan were $219.0 million and $80.0 million, respectively, each of which approximates cost, as of May 5, 2018. Fair value approximates cost for both the asset based credit facility and LILO term loan as the interest rate associated with each facility is variable and resets frequently.

NOTE 10—INCOME TAXES

The Company recorded income tax expense of $8.5 million and an income tax benefit of $1.9 million in the three months ended May 5, 2018 and April 29, 2017, respectively. The effective tax rate was 23.3% and 36.2% for the three months ended May 5, 2018 and April 29, 2017, respectively. The decrease in the effective tax rate is primarily due to the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 due to the passage of the Tax Cuts and Jobs Act (the “Tax Act”).

On December 22, 2017, the Tax Act was enacted in the United States. The Company recognized the income tax effects of the Tax Act in its fiscal 2017 financial statements in accordance with Staff Accounting Bulletin 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As noted in its fiscal 2017 consolidated financial statements, the Company was able to reasonably estimate certain effects and, therefore, recorded provisional amounts associated with the one-time transition tax on indefinitely reinvested foreign earnings and the adjustment to our deferred tax assets and liabilities for the reduction in the corporate income tax rate.

The Company has not made any additional measurement period adjustments related to these items during the three months ended May 5, 2018. As the Company continues its analysis of the Tax Act and interprets any additional guidance, it may make adjustments to the provisional amounts that have been recorded that may materially impact the Company's provision for income taxes.

As of May 5, 2018 and February 3, 2018, the Company had $8.2 million of unrecognized tax benefits, of which $6.5 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of May 5, 2018, the Company had $0.4 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 11—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share is presented in the table below. As the Company was in a net loss position for the three months ended April 29, 2017, the weighted-average shares outstanding for basic and diluted are the same.

	Three Months Ended
	May 5,	April 29,
	2018	2017
Weighted-average shares—basic	21,545,025	37,609,516
Effect of dilutive stock-based awards	3,685,203	—
Effect of dilutive convertible senior notes (1)	—	—
Weighted-average shares—diluted	25,230,228	37,609,516

(1)	The 2019 Notes and 2020 Notes will have an impact on the Company’s dilutive share count beginning at stock prices of $116.09 per share and $118.13 per share, respectively.

The following number of options and restricted stock units were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	May 5,	April 29,
	2018	2017
Options	486,516	8,221,249
Restricted stock units	10,500	1,029,740
Total anti-dilutive stock-based awards	497,016	9,250,989

NOTE 12—SHARE REPURCHASES

$300 Million Share Repurchase Program

On February 21, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $300 million (the “$300 Million Repurchase Program”). Under the $300 Million Repurchase Program, the Company repurchased approximately 7.8 million shares of its common stock at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million, during the three months ended April 29, 2017. As the $300 Million Repurchase Program was completed during the three months ended April 29, 2017 there will be no repurchases in future periods under this repurchase authorization.

Share Repurchases Under Equity Plans

As of May 5, 2018 and February 3, 2018, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.6 million and $19.4 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended May 5, 2018 and April 29, 2017, the Company recorded interest expense on the outstanding notes of $0.2 million.

Of the $19.6 million and $19.4 million notes payable for share repurchases outstanding as of May 5, 2018 and February 3, 2018, respectively, $15.5 million was due to a current board member of the Company.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $8.0 million and $5.3 million during the three months ended May 5, 2018 and April 29, 2017, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of May 5, 2018, 8,564,739 options were outstanding with a weighted-average exercise price of $50.66 per share and 6,295,895 options were vested with a weighted-average exercise price of $51.95 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of May 5, 2018 was $429.8 million, $388.2 million, and $307.0 million, respectively. Stock options exercisable as of May 5, 2018 had a weighted-average remaining contractual life of 5.90 years. As of May 5, 2018, the total unrecognized compensation expense related to unvested options was $23.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.86 years.

As of May 5, 2018, the Company had 768,463 restricted stock units outstanding with a weighted-average grant date fair value of $52.81 per share. During the three months ended May 5, 2018, 30,615 restricted stock units vested with a weighted-average grant date and vest date fair value of $52.36 per share and $97.09 per share, respectively. As of May 5, 2018, there was $18.9 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 2.81 years.

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Appreciation Rights is determined based on an option pricing method (“OPM”). The Company did not record any expense related to the Appreciation Rights during the three months ended May 5, 2018 or April 29, 2017. As of both

May 5, 2018 and February 3, 2018, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Profit Interests is determined based on an OPM. For both the three months ended May 5, 2018 and April 29, 2017, the Company recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. As of May 5, 2018 and February 3, 2018, the liability associated with the Profit Interests was $0.8 million and $0.7 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of May 5, 2018.

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

Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. An amended consolidated complaint was filed in June 2017 asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint asserts claims purportedly on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to statements regarding the roll out of the RH Modern product line and the Company’s inventory levels. The complaint seeks class certification, monetary damages, and other appropriate relief, including an award of costs and attorneys’ fees. On February 26, 2018, the Court filed an order denying the Company’s motion to dismiss the complaint. While the outcome of litigation is inherently uncertain, the Company and its officers intend to vigorously defend the claims and believe the complaint lacks merit.

Shareholder Derivative Lawsuit

On April 24, 2018, purported Company shareholder David Magnani filed a purported shareholder derivative suit in the United States District Court, Northern District of California, captioned Magnani v. Friedman et al. (No. 18-cv-02452). The suit names the Company as nominal defendant and certain current and former directors and officers as individual defendants. The allegations in the complaint substantially track those in the securities class action described above. The plaintiff brings claims against all individual defendants under Section 14(a) of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint also includes insider trading and misappropriation of information claims against two of the individual defendants. The complaint seeks monetary damages, corporate governance changes, restitution, and an award of costs and attorneys’ fees. The Company believes that the plaintiff lacks standing to bring this derivative action.

NOTE 15—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. As of May 5, 2018, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

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

Segment Information

The following table presents the statements of operations metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Three Months Ended
	May 5,			April 29,
	2018			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$526,007	$31,399	$557,406	$533,528	$28,552	$562,080
Gross profit	199,035	13,000	212,035	159,627	10,629	170,256
Depreciation and amortization	15,935	1,112	17,047	14,901	1,119	16,020

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	May 5,			February 3,
	2018			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,404	$17,445	$141,849	$124,448	$17,445	$141,893
Trademarks and domain names	48,563	52,100	100,663	48,563	52,100	100,663
Total assets	1,621,817	127,144	1,748,961	1,608,290	124,576	1,732,866

(1)	The Waterworks reporting unit goodwill is presented net of an impairment charge of $33.7 million, which was recorded in fiscal 2017.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) legal expenses incurred in connection with the final purchase price of Waterworks, (ii) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks, (iii) the lease loss liability adjustment associated with the Dallas distribution center closure and (iv) product recall adjustments. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table presents segment operating income (loss) and income (loss) before tax (in thousands):

	Three Months Ended
	May 5,	April 29,
	2018	2017
Operating income (loss):
RH Segment	$53,896	$10,058
Waterworks	(516)	(1,782)
Distribution center closures	2,072	—
Recall accrual	254	—
Post-acquisition related legal costs	(1,915)	—
Impact of inventory step-up	(190)	(1,380)
Operating income	53,601	6,896
Interest expense—net	17,035	12,179
Income (loss) before tax	$36,566	$(5,283)

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended
	May 5,	April 29,
	2018	2017
Furniture	$352,646	$352,956
Non-furniture	204,760	209,124
Total net revenues	$557,406	$562,080

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of May 5, 2018, the Company operates 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of the Company’s revenues in the three months ended May 5, 2018 or April 29, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2017 Form 10-K.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“2017 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2017 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. As of May 5, 2018, we operated a total of 84 retail Galleries, consisting of 17 Design Galleries, 46 legacy Galleries, 2 RH Modern Galleries and 4 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms in the United States and in the U.K. In addition, as of May 5, 2018, we operated 32 outlet stores throughout the United States and Canada.

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

New Design Gallery sites are identified based on a variety of factors, including timing of legacy Gallery lease expiration, availability of suitable new site locations based on several store specific aspects including geographic location, demographics, and proximity to affluent consumers, and the negotiation of favorable economic terms to the Company for the new location, as well as satisfactory and timely completion of real estate development including procurement of permits and completion of construction. Based on our analysis, we believe we have the opportunity to operate Design Galleries in 60 to 70 locations in the United States and Canada. The increased cadence should support an increase in the rate of our long-term revenue growth as new Design Gallery openings are one of the key drivers of our long-term revenue growth. The number of Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects.

We opened our Portland Design Gallery in March 2018. We expect to open two more Design Galleries in Nashville and New York in fiscal 2018, as well as one smaller Gallery in Yountville, California in the Napa Valley, all with integrated cafés, wine vaults and barista bars.

We have identified key learnings from our real estate transformation that have supported the development of our new prototype Design Gallery that will enable us to accelerate our new store opening cadence beginning in fiscal 2019. The new prototype will range in size from 33,000 square feet inclusive of our integrated hospitality experience to 29,000 square feet without the integrated hospitality experience, and will represent our assortments from RH Interiors, RH Modern, RH Baby & Child, RH TEEN and RH Outdoor. Due to the reduced square footage and efficient design, we believe these new Galleries will be more capital efficient and should have lower risk in the real estate development process both with respect to costs and time required for completion, but yield similar productivity. We anticipate these Galleries will represent approximately two thirds of our target markets and enable us to ramp up from three to five new Galleries per year to a pace of five to seven new Galleries per year beginning in fiscal 2019.

We will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, and indigenous Bespoke Galleries in the best second home markets where the wealthy and affluent visit and vacation. Examples include the Hamptons, Aspen, Palm Beach and the Napa Valley, among others.

We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale leaseback arrangement resulting in lower capital investment and lower rent. We currently have two projects, RH Yountville, California, and Edina, Minnesota, under construction using this new model and have an additional five projects in the development process.

•	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
•	growing our merchandise assortment and introducing new products and categories;
•	expanding our service offerings, including design services and cafes, wine vaults and coffee bars at our Design Galleries;
•	exploring and testing new business opportunities complementary to our core business; and
•

increasing our brand awareness and customer loyalty through our Source Book circulation strategy, membership program, our digital marketing initiatives and our advertising and public relations activities and events.

During fiscal 2017 and fiscal 2018 we have deferred the introduction of major new product category expansions other than the ongoing development of RH Hospitality in conjunction with new Design Galleries. We plan a return to our product and business expansion strategy in fiscal 2019, which has been on hold as we focus on the architecture of a new operating platform and our move to a membership model.

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

•

Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, we are also working to enhance the brand experience in other aspects of our business. We are making changes in many aspects of our business processes that affect our customers, including the in-home delivery experience, improvements in product quality and enhancements in sourcing, product availability, and all aspects of customer care and service. We also believe that the introduction of experiential brand-enhancing products and services, such as expanded design ateliers, the RH Interior Design program and the launch of an integrated food and beverage experience in a number of our new Galleries, will further enhance our customers’ in-store experience, allowing us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

•

Increase Operating Margins. We anticipate improved operating margins through cycling our SKU rationalization and inventory reduction efforts, anniversarying the significant start-up costs from our integrated hospitality experience, neutralizing the earnings drag from Waterworks, benefitting from the continued cost savings of our new operating platform, and leveraging the gain we expect from our real estate transformation. In addition, we believe the operating efficiencies of our membership model are helping to drive a number of efficiencies across our business that are contributing to our improving operating margins.
•

Optimize the Allocation of Capital in the Business. We believe that our operations and current initiatives present a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing our balance sheet. Our focus on cash during fiscal 2017 resulted in the Company generating $412 million in free cash flow in fiscal 2017. We expect to continue to focus on generating additional free cash flow during fiscal 2018.

•

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States and Canada in the future. We continue to explore opportunities to open our first RH Gallery in London. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience and simplify our distribution network, as well as to expand our product offering and transform our real estate. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. For example, our efforts to optimize our distribution network could cause us to incur costs and expenses in the short term with respect to changes in the way in which we operate our business. The above factors and other current and future operational initiatives of the Company may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of operations and other financial and operating data.

	Three Months Ended
	May 5,	April 29,
	2018	2017
	(dollars in thousands)
Condensed Consolidated Statements of Operations:
Net revenues	$557,406	$562,080
Cost of goods sold	345,371	391,824
Gross profit	212,035	170,256
Selling, general and administrative expenses	158,434	163,360
Income from operations	53,601	6,896
Interest expense—net	17,035	12,179
Income (loss) before income taxes	36,566	(5,283)
Income tax expense (benefit)	8,507	(1,913)
Net income (loss)	$28,059	$(3,370)
Other Financial and Operating Data:
Net revenues:
Stores (1)	$314,517	$316,724
Direct	$242,889	$245,356
Direct as a percentage of net revenues (2)	44%	44%
Growth in net revenues:
Stores (1)	(1)%	24%
Direct	(1)%	23%
Total	(1)%	23%
Comparable brand revenue growth (3)	1%	9%
Adjusted net income (4)	$33,454	$1,794
Adjusted EBITDA (5)	$78,424	$29,585
Capital expenditures	$27,121	$21,173

(1)

Stores data represents sales originating in retail stores, including Waterworks showrooms, and outlet stores. Net revenues for outlet stores, which include warehouse sales, were $43.2 million and $56.1 million for the three months ended May 5, 2018 and April 29, 2017, respectively.

(2)	Direct net revenues include sales originating from our Source Books, websites, and phone orders, including our Contract business and a portion of our Trade business.

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

	Three Months Ended
	May 5,	April 29,
	2018	2017
	(in thousands)
Net income (loss)	$28,059	$(3,370)
Adjustments pre-tax:
Amortization of debt discount (a)	7,272	6,715
Post-acquisition related legal costs (b)	1,915	—
Impact of inventory step-up (c)	190	1,380
Distribution center closures (d)	(2,072)	—
Recall accrual (e)	(254)	—
Subtotal adjusted items	7,051	8,095
Impact of income tax items (f)	(1,656)	(2,931)
Adjusted net income	$33,454	$1,794

(a)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”) and for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), we separated the 2019 Notes and 2020 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes and 2020 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes and 2020 Notes and the fair value of the liability components of the 2019 Notes and 2020 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.6 million and $0.7 million during the three months ended May 5, 2018 and April 29, 2017, respectively.

(b)	Represents legal expenses incurred in connection with the final purchase price of Waterworks.
(c)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(d)

Represents an adjustment to the lease related liability associated with the Dallas distribution center closure in fiscal 2017 primarily due to the remeasurement of the liability for lease losses resulting from a sublease agreement we entered into in April 2016 that resulted in an update to both the timing and the term of future lease-related cash inflows.

(e)	Represents an adjustment related to certain product recalls initiated in prior years.
(f)	The adjustments for the three months ended May 5, 2018 and April 29, 2017 represent the tax effect of the adjusted items based on our effective tax rates of 23.3% and 36.2%, respectively.
(5)

EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense and provision for income taxes. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Three Months Ended
	May 5,	April 29,
	2018	2017
	(in thousands)
Net income (loss)	$28,059	$(3,370)
Depreciation and amortization	17,047	16,020
Interest expense—net	17,035	12,179
Income tax expense (benefit)	8,507	(1,913)
EBITDA	70,648	22,916
Non-cash compensation (a)	7,997	5,289
Post-acquisition related legal costs (b)	1,915	—
Impact of inventory step-up (b)	190	1,380
Distribution center closures (b)	(2,072)	—
Recall accrual (b)	(254)	—
Adjusted EBITDA	$78,424	$29,585

(a)	Represents non-cash compensation related to equity awards granted to employees.
(b)	Refer to the reconciliation of net income (loss) to adjusted net income table above and the related footnotes for additional information.

The following tables present retail Gallery metrics, which have been calculated based upon retail stores, which includes our RH Baby & Child, RH Modern Galleries and Waterworks Showrooms, and excludes outlet stores.

	Three Months Ended
	May 5,		April 29,
	2018		2017
	Store Count	Total Leased Selling Square Footage (1)	Store Count	Total Leased Selling Square Footage (1)
		(in thousands)		(in thousands)
Beginning of period	83	981	85	912
Retail Galleries opened:
Portland Design Gallery	1	26.0	—	—
RH Modern Dallas	1	8.2	—	—
Waterworks Scottsdale Showroom	1	2.2	—	—
Retail Galleries closed:
Portland legacy Gallery	(1)	(4.7)	—	—
Waterworks Scottsdale Showroom	(1)	(1.1)	—	—
End of period	84	1,012	85	912

(1)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for the three months ended May 5, 2018 includes approximately 4,800 square feet related to one owned store location. Leased selling square footage for the three months ended April 29, 2017 includes approximately 13,000 square feet related to two owned store locations.

	Three Months Ended
	May 5,	April 29,
	2018	2017
	(in thousands)
Total leased square footage at end of period (1)	1,358	1,242
Weighted-average leased square footage (2)	1,323	1,242
Weighted-average leased selling square footage (2)	984	912
Retail sales per leased selling square foot (in dollars) (3)	$275	$284

(1)

Total leased square footage as of May 5, 2018 includes approximately 5,400 square feet related to one owned store location. Total leased square footage as of April 29, 2017 includes approximately 24,000 square feet related to two owned store locations.

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

The following table sets forth our condensed consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended
	May 5,	April 29,
	2018	2017
Condensed Consolidated Statements of Operations:
Net revenues	100.0%	100.0%
Cost of goods sold	62.0	69.7
Gross profit	38.0	30.3
Selling, general and administrative expenses	28.4	29.1
Income from operations	9.6	1.2
Interest expense—net	3.1	2.1
Income (loss) before income taxes	6.5	(0.9)
Income tax expense (benefit)	1.5	(0.3)
Net income (loss)	5.0%	(0.6)%

Three Months Ended May 5, 2018 Compared to Three Months Ended April 29, 2017

	Three Months Ended
	May 5,			April 29,
	2018			2017
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$526,007	$31,399	$557,406	$533,528	$28,552	$562,080
Cost of goods sold	326,972	18,399	345,371	373,901	17,923	391,824
Gross profit	199,035	13,000	212,035	159,627	10,629	170,256
Selling, general and administrative expenses	144,728	13,706	158,434	149,569	13,791	163,360
Income (loss) from operations	$54,307	$(706)	$53,601	$10,058	$(3,162)	$6,896

(1)

Waterworks results include non-cash amortization of $0.2 million and $1.4 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the three months ended May 5, 2018 and April 29, 2017, respectively.

Net revenues

Consolidated net revenues decreased $4.7 million, or 0.8%, to $557.4 million in the three months ended May 5, 2018 compared to $562.1 million in the three months ended April 29, 2017. Stores net revenues decreased $2.2 million, or 0.7%, to $314.5 million in the three months ended May 5, 2018 compared to $316.7 million in the three months ended April 29, 2017. Direct net revenues decreased $2.5 million, or 1.0%, to $242.9 million in the three months ended May 5, 2018 compared to $245.4 million in the three months ended April 29, 2017. Comparable brand revenue was 1% for the three months ended May 5, 2018.

RH Segment net revenues

RH Segment net revenues decreased $7.5 million, or 1.4%, to $526.0 million in the three months ended May 5, 2018 compared to $533.5 million in the three months ended April 29, 2017. The below discussion highlights several significant factors that resulted in decreased RH Segment net revenues, which are listed in order of magnitude.

RH Segment core net revenues decreased due to additional discounts offered on discontinued merchandise related to the optimization of our inventory and SKU rationalization during the first quarter of fiscal 2017 that did not repeat in the first quarter of fiscal 2018. The overall decrease in RH Segment core net revenues was partially offset by an increase in retail weighted-average leased selling square footage related to new store openings in West Palm Beach, Toronto and Portland.

Outlet sales, which include sales via warehouse locations, decreased in the three months ended May 5, 2018 compared to the three months ended April 29, 2017 primarily as a result of our inventory optimization efforts during the first quarter of fiscal 2017 as we increased our outlet promotional activity and offered higher discounts. Similar promotions and discounts were not offered in the first quarter of fiscal 2018. We increased the number of outlet locations, adding four new locations from the prior period and increasing outlet selling square footage by approximately 28% compared to the prior period.

We had increases in net revenues during the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 associated with our Contract business, Membership revenue and Hospitality operations.

Waterworks net revenues

Waterworks net revenues increased $2.8 million, or 10.0%, to $31.4 million in the three months ended May 5, 2018 compared to $28.6 million in the three months ended April 29, 2017.

Gross profit

Consolidated gross profit increased $41.8 million, or 24.5%, to $212.0 million in the three months ended May 5, 2018 from $170.3 million in the three months ended April 29, 2017. As a percentage of net revenues, consolidated gross margin increased 7.7% to 38.0% of net revenues in the three months ended May 5, 2018 from 30.3% of net revenues in the three months ended April 29, 2017.

RH Segment gross profit for the three months ended May 5, 2018 was positively impacted by $0.3 million related to an adjustment associated with product recalls. Waterworks gross profit for the three months ended May 5, 2018 and April 29, 2017 was negatively impacted by $0.2 million and $1.4 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the product recall adjustment and the impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 7.5% to 38.0% of net revenues in the three months ended May 5, 2018 from 30.5% of net revenues in the three months ended April 29, 2017.

RH Segment gross profit

RH Segment gross profit increased $39.4 million, or 24.7%, to $199.0 million in the three months ended May 5, 2018 from $159.6 million in the three months ended April 29, 2017. As a percentage of net revenues, RH Segment gross margin increased 7.9% to 37.8% of net revenues in the three months ended May 5, 2018 from 29.9% of net revenues in the three months ended April 29, 2017.

Excluding the product recall adjustment mentioned above, RH Segment gross margin would have increased 7.9% to 37.8% of net revenues in the three months ended May 5, 2018 from 29.9% of net revenues in the three months ended April 29, 2017. The increase was related to higher product margins due to higher outlet and warehouse sales driven by increased promotions and higher discounts during the first quarter of fiscal 2017 versus fiscal 2018, improvements in our core merchandise margins as our SKU rationalization efforts had a reduced impact on our margins this year compared to last year, as well as leverage in our occupancy costs related to distribution center network redesign. In addition, we realized leverage in total shipping expense due to the initiatives implemented in fiscal 2017 to redesign our Outlet and reverse logistics business, which were partially offset by higher expenses related to cost increases in the transportation industry.

Waterworks gross profit

Waterworks gross profit increased $2.4 million, or 22.3%, to $13.0 million in the three months ended May 5, 2018 from $10.6 million in the three months ended April 29, 2017. As a percentage of net revenues, Waterworks gross margin increased 4.2% to 41.4% of net revenues in the three months ended May 5, 2018 from 37.2% of net revenues in the three months ended April 29, 2017.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have decreased 0.1% to 42.0% of net revenues in the three months ended May 5, 2018 from 42.1% of net revenues in the three months ended April 29, 2017.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $4.9 million, or 3.0%, to $158.4 million in the three months ended May 5, 2018 compared to $163.4 million in the three months ended April 29, 2017.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $4.8 million, or 3.2%, to $144.7 million in the three months ended May 5, 2018 compared $149.6 million in the three months ended April 29, 2017.

RH Segment selling, general and administrative expenses for the three months ended May 5, 2018 included a $2.0 million lease loss liability reversal associated with the Dallas distribution center closure completed in fiscal 2017 and $1.9 million of costs associated with legal expenses incurred in connection with the final purchase price of Waterworks.

Advertising and marketing costs decreased $12.5 million during the three months ended May 5, 2018 as compared to April 29, 2017, due to the adoption of Topic 606 in the first quarter of fiscal 2018 as well as the timing of our spring website launch. The decrease in advertising and marketing costs was partially offset by increases in employment and employment related costs.

RH Segment selling, general and administrative expenses were 27.5% and 28.0% of net revenues for the three months ended May 5, 2018 and April 29, 2017, respectively, excluding the adjustments related to the distribution center closure lease loss liability and the legal expenses incurred in connection with the final purchase price of Waterworks mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a decrease in advertising and marketing costs primarily due to the adoption of Topic 606, partially offset by deleverage in employment and employment related costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $0.1 million, or 0.6%, to $13.7 million in the three months ended May 5, 2018 compared to $13.8 million in the three months ended April 29, 2017. Waterworks selling, general and administrative expenses were 43.7% and 48.3% of net revenues for the three months ended May 5, 2018 and April 29, 2017, respectively.

Interest expense—net

Interest expense increased $4.8 million to $17.0 million for the three months ended May 5, 2018 compared to $12.2 million for the three months ended April 29, 2017. Interest expense consisted of the following:

	Three Months Ended
	May 5,	April 29,
	2018	2017
	(in thousands)
Amortization of convertible senior notes debt discount	$7,881	$7,457
Build-to-suit lease transactions	4,668	4,153
Asset based credit facility	2,811	431
Term loans	1,004	—
Amortization of debt issuance costs and deferred financing fees	787	647
Other interest expense	946	547
Capitalized interest for capital projects	(900)	(742)
Interest income	(162)	(314)
Total interest expense—net	$17,035	$12,179

Income tax expense (benefit)

Income tax expense was $8.5 million in the three months May 5, 2018 and a benefit of $1.9 million in the three months ended April 29, 2017. Our effective tax rate was 23.3% and 36.2% for the three months ended May 5, 2018 and April 29, 2017, respectively. The decrease in the effective tax rate is primarily due to the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 due to the passage of the Tax Cuts and Jobs Act. The effective tax rate was also favorably impacted by $1.0 million of discrete tax benefits related to net excess tax windfalls from stock-based compensation.

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

We have $650 million in aggregate principal amount of convertible notes outstanding, of which $350 million mature in June 2019 and $300 million mature in June 2020. While we anticipate using free cash flow to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us. Based on anticipated strong cash flow generation in 2018 and beyond, we expect to repay the outstanding principal of our $650 million convertible notes at maturity in June 2019 and June 2020 in cash to minimize dilution. We believe the strength of our business and the reduction in leverage we have achieved during the past three quarters puts us in a strong position to take advantage of the positive conditions in the capital markets. We believe we have multiple financing alternatives available to us on favorable terms that could provide us with additional financial flexibility with respect to capital allocation.

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

At May 5, 2018, we had approximately $928.7 million of net debt, excluding financing obligations under build-to-suit lease transactions, compared to approximately $1,052.2 million of net debt, excluding financing obligations under build-to-suit lease transactions, as of July 29, 2017. Over the last three quarters, we have substantially reduced our net debt to trailing twelve months Adjusted EBITDA from 5x at the end the second quarter fiscal 2017 to 3x at the end of the first quarter fiscal 2018. A reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows:

	Trailing Twelve Months
	May 5,	July 29,
	2018	2017
	(in thousands)
Net income	$33,609	$721
Depreciation and amortization	71,162	63,606
Interest expense—net	67,426	49,626
Goodwill impairment (a)	33,700	—
Loss on extinguishment of debt (b)	4,880	—
Income tax expense	38,391	11,168
EBITDA (m)	249,168	125,121
Non-cash compensation (c)	53,417	51,296
Recall accrual (d)	7,453	9,348
Asset impairment and lease losses (e)	4,417	12,743
Distribution center closures (f)	3,723	—
Post-acquisition related legal costs (g)	1,915	—
Impact of inventory step-up (h)	1,337	5,294
Anti-dumping exposure (i)	(2,202)	—
Gain on sale of building and land (j)	(2,119)	(1,300)
Aircraft impairment (k)	—	4,767
Reorganization related costs (l)	—	974
Adjusted EBITDA (m)	$317,109	$208,243

(a)	Represents goodwill impairment related to the Waterworks reporting unit.
(b)	Represents the loss on extinguishment of debt related to the second lien term loan which was repaid in full in October 2017.
(c)	Represents non-cash compensation related to equity awards granted to employees, including the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.
(d)	Represents an adjustment related to certain product recalls.
(e)	Represents the impairments associated with RH Contemporary Art and RH Kitchen.
(f)

Represents property and equipment disposals, lease related charges, inventory transfer costs, severance expense and other costs associated with two distribution center closures, which were completed in November 2017 and January 2018.

(g)	Represents legal expenses incurred in connection with the final purchase price of Waterworks.
(h)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
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

(j)	Represents the gain on the sale of building and land of one of our owned retail Galleries.
(k)	Represents the impairment recorded upon reclassification of aircraft as asset held for sale.
(l)

Represents costs associated with a reorganization, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(m)	Refer to footnote (5) of the operating results table within “Basis of Presentation and Results of Operations” above.

During the first quarter of fiscal 2017, we received cash of $4.9 million for the sale of an aircraft, net of $0.3 million of costs to dispose of the aircraft, which was classified as an asset held for sale, and during the second quarter of fiscal 2017 we received cash of $10.2 million for the sale of a real estate parcel that we owned on which one of our retail Galleries was located, which was classified as an asset held for sale. We may in the future pursue additional strategies, through the use of existing assets and debt facilities, or through the pursuit of new external sources of liquidity and debt financings, to fund our strategies to enhance stockholder value. There can be no assurance that additional capital, whether raised through the sale of assets, utilization of our existing debt financing sources, or pursuit of additional debt financing sources, will be available to us on a timely manner, on favorable terms or at all. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital.

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

We anticipate our gross capital expenditures to be approximately $125 million to $135 million in fiscal 2018, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. We anticipate that our fiscal 2018 capital expenditures will be partially offset by proceeds from sales of assets of approximately $50 million. During the three months ended May 5, 2018, our investments in capital expenditures totaled $27.1 million.

The majority of the current lease arrangements for our new Design Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive significant contributions directly from our landlords related to the building of our Design Galleries in fiscal 2018. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment on our part than a traditional store lease with a landlord. We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale leaseback arrangement resulting in lower capital investment and lower rent. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms to the extent necessary to fund all of our initiatives, or that sufficient incremental debt will be available to us in order to fund our cash payments in respect of the repayment of our outstanding convertible senior notes in an aggregate principal amount of $650 million at maturity of such senior convertible notes or our term loan at the maturity date of such term loan. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash upon maturity of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Three Months Ended
	May 5,	April 29,
	2018	2017
	(in thousands)
Provided by operating activities	$7,756	$123,948
Provided by (used in) investing activities	$(27,121)	$159,528
Provided by (used in) financing activities	$16,792	$(299,087)
Decrease in cash and cash equivalents and restricted cash equivalents	$(2,635)	$(15,697)
Cash and cash equivalents and restricted cash equivalents at end of period	$22,679	$99,370

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the three months ended May 5, 2018, net cash provided by operating activities was $7.8 million and consisted of non-cash items of $32.9 million and net income of $28.1 million, partially offset by a decrease in cash used for working capital and other activities of $53.2 million. Working capital and other activities consisted primarily of decreases in accounts payable and accrued expense of $57.2 million related to timing of payments, increases in prepaid expenses and other current assets of $26.2 million primarily due to vendor deposits and capitalized catalog costs, as well as increases in accounts receivable of $7.2 million. These decreases to working capital were partially offset by increases in deferred revenue and customer deposits of $28.2 million and increases in other current liabilities of $13.8 million.

For the three months ended April 29, 2017, net cash provided by operating activities was $123.9 million and consisted of a decrease in uses of working capital and other activities of $96.3 million and non-cash items of $31.0 million, offset by net loss of $3.4 million. Working capital and other activities consisted primarily of decreases in inventory of $66.1 million due to lower inventory receipts and higher sales, including through our outlet and warehouse sales channels, in part as a result of our SKU rationalization initiative and our outlet inventory optimization efforts, increases in deferred revenue and customer deposits of $22.2 million and decreases in prepaid expense and other current assets of $7.5 million.

Net Cash Provided By (Used In) Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new Gallery openings, investments in supply chain and systems infrastructure, as well as activities associated with investing in available-for-sale securities.

For the three months ended May 5, 2018, net cash used in investing activities was $27.1 million due to investments in new Galleries, information technology and systems infrastructure, and supply chain investments.

For the three months ended April 29, 2017, net cash provided by investing activities was $159.5 million primarily as a result of sales and maturities of investments in available-for-sale securities of $145.0 million and $46.9 million, respectively, the proceeds of which were used to fund the share repurchases made under the $300 Million Repurchase Program. In addition, we had net proceeds from the sale of an aircraft of $4.9 million. These increases to cash were partially offset by purchases of investments in available-for-sale securities of $16.1 million and investments in new Galleries, information technology and systems infrastructure, supply chain and other corporate assets of $21.2 million.

Net Cash Provided By (Used In) Financing Activities

Financing activities consist primarily of borrowings related to credit facilities and other financing arrangements, as well as share repurchases and other equity related transactions.

For the three months ended May 5, 2018, net cash provided by financing activities was $16.8 million primarily due to net borrowings under the asset based credit facility of $19.0 million and proceeds from exercise of employee stock options of $2.9 million. The cash provided by these financing activities was partially offset by $3.2 million of payments on build-to-suit lease transactions.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 5, 2018, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of May 5, 2018. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 5, 2018, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of May 5, 2018. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

On June 12, 2018, Restoration Hardware, Inc. entered into a First Amendment (the “Amendment”) to the credit agreement. The Amendment (i) changes the credit agreement’s definition of “Eligible In-Transit Inventory” to clarify the requirements to be fulfilled by the borrowers with respect to such in-transit inventory, and (ii) clarifies that no Default or Event of Default was caused by any prior non-compliance with such requirements with respect to in-transit inventory. Eligible In-Transit Inventory consists of inventory being shipped from vendor locations outside of the United States. Qualifying in-transit inventory is included within the borrowing base for eligible collateral for purposes of determining the amount of borrowing available to borrowers under the credit agreement.

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

In addition, under our credit agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). The trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base. If the availability under the credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain an FCCR of at least one to one. As of May 5, 2018, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

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

As of May 5, 2018, Restoration Hardware, Inc. had $219.0 million in outstanding borrowings and $138.8 million of availability under the revolving line of credit, net of $27.8 million in outstanding letters of credit. As of May 5, 2018, the Company had $80.0 million outstanding borrowings under the LILO term loan facility. As a result of the consolidated FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit would be approximately $92.2 million as of May 5, 2018.

Share Repurchase Programs

During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion, which represented 49.5% of the shares outstanding as of the end of fiscal 2016. We generated $412 million in free cash flow in fiscal 2017 which supported our share repurchase programs. We believe that these share repurchase programs will continue to be an excellent allocation of capital for the long term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities.

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

Contractual Obligations

As of May 5, 2018, there were no material changes to our contractual obligations described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2017 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 5, 2018.

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

In the first quarter of fiscal 2018, we adopted Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). The adoption of Topic 606 resulted in a material change to the “Revenue Recognition” and “Advertising Expenses” critical accounting policies in fiscal 2018. Please refer below for our updated “Revenue Recognition” and “Advertising Expenses” critical accounting policies. There have been no material changes to the other critical accounting policies and estimates listed above from the disclosures included in the 2017 Form 10-K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2017 Form 10-K.

Revenue Recognition

We recognize revenues and the related cost of goods sold when a customer obtains control of the merchandise, which is when the customer has the ability to direct the use of and obtain the benefits from the merchandise. Revenue recognized for merchandise delivered via the home-delivery channel is recognized upon delivery. Revenue recognized for merchandise delivered via all other delivery channels will be recognized upon shipment. Revenues from “cash-and-carry” store sales are recognized at the point of sale in the store. Discounts or other accommodations provided to customers are accounted for as a reduction of sales.

We account for shipping and handling as activities to fulfill the promise to transfer the merchandise to our customers. We apply this policy consistently across all of our distribution channels. In instances where revenue is recognized for the related merchandise prior to delivery to customers (i.e., revenue recognized upon shipment), the related costs of shipping and handling activities will be accrued for in the same period. Costs of shipping and handling are included in cost of goods sold.

We defer revenue associated with merchandise delivered via the home-delivery channel. As we recognize revenue when the merchandise is delivered to our customers, it is included as deferred revenue on the consolidated balance sheets while in-transit.

We collect annual membership fees related to the RH Members Program. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year.

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

Our customers may return purchased items for a refund. We provide an allowance for sales returns based on historical return rates, which is presented on a gross basis. We present the allowance for sales returns within other current liabilities and the estimated value of the right of return asset for merchandise within prepaid expense and other assets on the consolidated balance sheets.

Advertising Expenses

Advertising expenses primarily represent the costs associated with our catalog mailings, as well as print and website marketing.

Capitalized Catalog Costs

Capitalized catalog costs consist primarily of third-party incremental direct costs to prepare, print and distribute Source Books. Such costs are capitalized and recognized as expense upon the delivery of the Source Books to the carrier. In the case of multiple printings of a Source Book, the creative costs will be expensed in full upon the initial delivery of Source Books to the carrier.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of May 5, 2018, $219.0 million was outstanding under the revolving line of credit. As of May 5, 2018, the undrawn borrowing availability under the revolving line of credit was $138.8 million, net of $27.8 million in outstanding letters of credit. As a result of the FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available under the revolving line of credit was approximately $92.2 million as of May 5, 2018. Based on the average interest rate on the revolving line of credit during the three months ended May 5, 2018, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

We are subject to interest rate risk in connection with borrowings under our LILO term loan, which bears interest at variable rates. As of May 5, 2018, $80.0 million was outstanding under the LILO term loan. Based on the average interest rates on the LILO term loan during the three months ended May 5, 2018, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition.

As of May 5, 2018, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of May 5, 2018, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

For additional information regarding certain pending securities litigation, refer to Note 14—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“2017 Form 10-K”). There have been no material changes to the risk factors disclosed in our 2017 Form 10-K.

The risks described in our 2017 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended May 5, 2018

During the three months ended May 5, 2018, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in millions)
February 4, 2018 to March 3, 2018	—	$—	—	$—
March 4, 2018 to April 7, 2018 (1)	3,584	$95.28	—	$—
April 8, 2018 to May 5, 2018 (1) (2)	9,721	$96.62	—	$—
Total	13,305	$96.26	—

(1)

Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.

(2)

Includes 2,800 shares of common stock repurchased from a former employee of the Company in connection with certain options granted under the Company’s 2012 Stock Incentive Plan that contain a repurchase right in favor of the Company. For additional information, refer to Note 12—Share Repurchases to our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

First Amendment to the Eleventh Amended and Restated Credit Agreement

On June 12, 2018, Restoration Hardware, Inc. entered into a First Amendment (the “Amendment”) to the Eleventh Amended and Restated Credit Agreement, dated as of June 28, 2017, among Restoration Hardware, Inc. as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (the “Credit Agreement”). The Amendment (i) changes the Credit Agreement’s definition of “Eligible In-Transit Inventory” to clarify the requirements to be fulfilled by the borrowers with respect to such in-transit inventory, and (ii) clarifies that no Default or Event of Default was caused by any prior non-compliance with such requirements with respect to in-transit inventory. Eligible In-Transit Inventory consists of inventory being shipped from vendor locations outside of the United States. Qualifying in-transit inventory is included within the Company’s borrowing base for eligible collateral for purposes of determining the amount of borrowing available to borrowers under the Credit Agreement.

This description of the Amendment is qualified in its entirety by reference to the Amendment, which is filed with this Quarterly Report as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.1	First Amendment to Eleventh Amended and Restated Credit Agreement, dated June 12, 2018, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	—	—	—	—	X

10.2	Form of Compensation Protection Agreement for Section 16 Presidents.	10-K	001-35720	March 29, 2018	10.11

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

Date: June 12, 2018	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2018	By:	/s/ Karen Boone
Karen Boone
President, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)