Form 10-Q
period 2018-08-04
RH
filed 2018-09-05
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

or

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

As of August 31, 2018, 22,233,789 shares of registrant’s common stock were outstanding.

RH

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	August 4,	February 3,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$22,199	$17,907
Accounts receivable—net	40,706	31,412
Merchandise inventories	551,343	527,026
Prepaid expense and other current assets	78,254	68,585
Total current assets	692,502	644,930
Property and equipment—net	833,232	800,698
Goodwill	141,835	141,893
Trademarks and other intangible assets	100,663	100,702
Deferred tax assets	29,437	23,311
Other non-current assets	16,438	21,332
Total assets	$1,814,107	$1,732,866
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$284,942	$318,765
Deferred revenue and customer deposits	164,979	149,404
Convertible senior notes due 2019—net	335,670	—
Other current liabilities	51,354	51,166
Total current liabilities	836,945	519,335
Asset based credit facility	—	199,970
Term loan—net	—	79,499
Convertible senior notes due 2019—net	—	327,731
Convertible senior notes due 2020—net	261,929	252,994
Convertible senior notes due 2023—net	240,804	—
Financing obligations under build-to-suit lease transactions	225,700	229,323
Deferred rent and lease incentives	54,821	54,983
Other non-current obligations	47,847	76,367
Total liabilities	1,668,046	1,740,202
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of August 4, 2018 and February 3, 2018	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 42,452,371 shares issued and 22,229,439 shares outstanding as of August 4, 2018; 41,737,470 shares issued and 21,517,338 shares outstanding as of February 3, 2018	2	2
Additional paid-in capital	944,610	860,288
Accumulated other comprehensive loss	(1,918)	(171)
Retained earnings	223,459	152,394
Treasury stock—at cost, 20,222,932 shares as of August 4, 2018 and 20,220,132 shares as of February 3, 2018	(1,020,092)	(1,019,849)
Total stockholders’ equity (deficit)	146,061	(7,336)
Total liabilities and stockholders’ equity (deficit)	$1,814,107	$1,732,866

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net revenues	$640,798	$615,326	$1,198,204	$1,177,406
Cost of goods sold	369,198	409,513	714,569	801,337
Gross profit	271,600	205,813	483,635	376,069
Selling, general and administrative expenses	186,225	193,690	344,659	357,050
Income from operations	85,375	12,123	138,976	19,019
Other expenses
Interest expense—net	17,480	14,402	34,515	26,581
Loss on extinguishment of debt	917	—	917	—
Total other expenses	18,397	14,402	35,432	26,581
Income (loss) before income taxes	66,978	(2,279)	103,544	(7,562)
Income tax expense	2,936	5,583	11,443	3,670
Net income (loss)	$64,042	$(7,862)	$92,101	$(11,232)
Weighted-average shares used in computing basic net income (loss) per share	21,925,702	28,398,307	21,735,364	35,667,217
Basic net income (loss) per share	$2.92	$(0.28)	$4.24	$(0.31)
Weighted-average shares used in computing diluted net income (loss) per share	27,496,561	28,398,307	26,363,395	35,667,217
Diluted net income (loss) per share	$2.33	$(0.28)	$3.49	$(0.31)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net income (loss)	$64,042	$(7,862)	$92,101	$(11,232)
Net gains (losses) from foreign currency translation	(482)	2,069	(1,747)	877
Net unrealized holding gains on available-for-sale investments	—	—	—	11
Total comprehensive income (loss)	$63,560	$(5,793)	$90,354	$(10,344)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 4,	July 29,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$92,101	$(11,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,803	32,546
Lease impairment adjustment	(1,157)	—
Non-cash charges resulting from inventory step-up	380	1,860
Amortization of debt discount	17,645	15,018
Stock-based compensation expense	14,092	36,166
Loss on extinguishment of debt	917	—
Other non-cash interest expense	2,902	2,314
Change in assets and liabilities:
Accounts receivable	(9,350)	(617)
Merchandise inventories	(24,995)	140,331
Prepaid expense and other assets	(43,174)	35,287
Accounts payable and accrued expenses	(42,717)	29,874
Deferred revenue and customer deposits	20,800	30,349
Other current liabilities	9,895	2,269
Deferred rent and lease incentives	(81)	1,166
Other non-current obligations	(1,832)	(975)
Net cash provided by operating activities	70,229	314,356
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(61,212)	(56,697)
Proceeds from sale of assets held for sale—net	—	15,123
Purchase of investments	—	(16,109)
Maturities of investments	—	46,890
Sales of investments	—	145,020
Net cash provided by (used in) investing activities	(61,212)	134,227
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under asset based credit facility	510,000	323,000
Repayments under asset based credit facility	(709,970)	(40,000)
Borrowing under term loans	—	180,000
Repayments under term loans	(80,000)	—
Borrowing under promissory and equipment security notes	—	14,000
Repayments under promissory and equipment security notes	(31,974)	(117)
Proceeds from issuance of convertible senior notes	335,000	—
Proceeds from issuance of warrants	51,021	—
Purchase of convertible note hedges	(91,857)	—
Debt issuance costs related to convertible senior notes	(6,349)	—
Debt issuance costs	—	(7,939)
Repurchases of common stock—including commissions	—	(1,000,326)
Proceeds from exercise of stock options	29,209	11,170
Tax withholdings related to issuance of stock-based awards	(7,863)	(3,106)
Payments on build-to-suit lease transactions	(6,190)	(4,601)
Payments on capital leases	(290)	(158)
Net cash used in financing activities	(9,263)	(528,077)
Effects of foreign currency exchange rate translation	(124)	55
Net decrease in cash and cash equivalents and restricted cash equivalents	(370)	(79,439)
Cash and cash equivalents
Beginning of period—cash and cash equivalents	17,907	87,023
Beginning of period—restricted cash equivalents (construction related deposits)	7,407	28,044
Beginning of period—cash and cash equivalents and restricted cash equivalents	25,314	115,067

End of period—cash and cash equivalents	22,199	21,637
End of period—restricted cash equivalents (construction related deposits)	2,745	13,991
End of period—cash and cash equivalents and restricted cash equivalents	$24,944	$35,628

Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$24,896	$23,860
Property and equipment additions due to build-to-suit lease transactions	2,478	27,340
Property and equipment acquired under capital lease	1,191	753
Property and equipment additions from unpaid construction related deposits	517	5,848
Issuance of non-current notes payable related to share repurchases from former employees	243	—

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

As of August 4, 2018, the Company operated a total of 85 retail Galleries and 36 outlet stores in 32 states, the District of Columbia and Canada, and includes 15 Waterworks showrooms in the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the Company’s financial position as of August 4, 2018, and the results of operations for the three and six months ended August 4, 2018 and July 29, 2017. The Company’s current fiscal year, which consists of 52 weeks, ends on February 2, 2019 (“fiscal 2018”).

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

The results of operations for the three and six months ended August 4, 2018 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Convertible Senior Notes

In June 2018, the Company issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2023 and issued an additional $35 million principal amount in connection with the overallotment option granted to the initial purchasers (collectively, the “2023 Notes”). In connection with the issuance of these notes, the Company entered into convertible note hedge transactions for which it paid an aggregate amount of $91.9 million. In addition, the Company sold warrants for which it received aggregate proceeds of $51.0 million. Taken together, the Company received total cash proceeds of $287.8 million, net of discounts upon original issuance and offering costs of $6.3 million. Refer to Note 7—Convertible Senior Notes.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued their converged accounting standards update on revenue recognition, Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606). This guidance outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Under the new guidance, transfer of control is no longer the same as transfer of risks and rewards as indicated in the prior guidance.

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

Allowance for sales returns—In connection with adoption of Topic 606, the Company is required to recognize its allowance for sales returns on a gross basis rather than as a net liability. Upon adoption, this resulted in an increase to prepaid and other current assets (“right of return asset for merchandise”), with a corresponding increase to other current liabilities on the consolidated balance sheets, and did not impact the consolidated statements of operations. As of August 4, 2018, the right of return asset for merchandise was $6.9 million.

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

Contract Liabilities

The Company defers revenue associated with merchandise delivered via the home-delivery channel. As the Company recognizes revenue when the merchandise is delivered to our customers, it is included as deferred revenue on the consolidated balance sheets while in-transit. Customer deposits represent payments made by customers on custom orders. At the time of order placement the Company collects deposits for all custom orders equivalent to 50% of the purchase price. Custom order deposits are recognized as revenue when a customer obtains control of the merchandise. In addition, the Company collects annual membership fees related to the RH Members Program. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, using historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year. The Company expects that substantially all of the deferred revenue, customer deposits and deferred membership fees as of August 4, 2018 will be recognized within the next six months as the performance obligations are satisfied.

In addition, the Company defers revenue when cash payments are received in advance of performance for unsatisfied obligations related to its gift cards and merchandise credits. Customer liabilities related to gift cards and merchandise credits was $19.1 million and $24.1 million as of August 4, 2018 and February 3, 2018, respectively. As discussed above, $6.0 million of the decrease was due to the reclassification of gift card liabilities to retained earnings upon adoption of Topic 606. During the three and six months ended August 4, 2018, the Company recognized $4.8 million and $9.7 million of revenue related to previous deferrals related to its gift cards and merchandise credits, respectively, and recorded gift card breakage of $0.4 million and $0.8 million, respectively. The Company expects that approximately 70% of the remaining gift card and merchandise credit liabilities will be recognized when the gift cards are redeemed by customers.

Disaggregated Revenue

The Company recognizes revenue from its stores and direct sales channels. Stores net revenues represent sales originating in retail stores, including Waterworks showrooms, and outlet stores. Direct net revenues include sales through the Company’s Source Books, websites, and phone orders, including its Contract business and a portion of its Trade business. During the three months ended August 4, 2018, net revenues recognized from the stores and direct sales channels were $361.9 million and $278.9 million, respectively. During the six months ended August 4, 2018, net revenues recognized from the stores and direct sales channels were $676.4 million and $521.8 million, respectively.

Adoption Impact on Fiscal 2018 Results

The following tables summarize the impact of adopting Topic 606 on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended August 4, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net revenues	$640,798	$(1,685)	$639,113
Cost of goods sold	369,198	(662)	368,536
Gross profit	271,600	(1,023)	270,577
Selling, general and administrative expenses	186,225	(11,105)	175,120
Income from operations	85,375	10,082	95,457
Other expenses
Interest expense—net	17,480	—	17,480
Loss on extinguishment of debt	917	—	917
Total other expenses	18,397	—	18,397
Income before income taxes	66,978	10,082	77,060
Income tax expense	2,936	455	3,391
Net income	$64,042	$9,627	$73,669

	Six Months Ended August 4, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net revenues	$1,198,204	$(9,295)	$1,188,909
Cost of goods sold	714,569	(3,650)	710,919
Gross profit	483,635	(5,645)	477,990
Selling, general and administrative expenses	344,659	(7,302)	337,357
Income from operations	138,976	1,657	140,633
Other expenses
Interest expense—net	34,515	—	34,515
Loss on extinguishment of debt	917	—	917
Total other expenses	35,432	—	35,432
Income before income taxes	103,544	1,657	105,201
Income tax expense	11,443	(1,495)	9,948
Net income	$92,101	$3,152	$95,253

The following table summarizes the impact of adopting Topic 606 on certain line items of the Company’s condensed consolidated balance sheets (in thousands):

	As of August 4, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Prepaid expense and other current assets	$78,254	$36,012	$114,266
Deferred tax assets	29,437	(6,561)	22,876
Accounts payable and accrued expenses	284,942	(732)	284,210
Deferred revenue and customer deposits	164,979	9,860	174,839
Other current liabilities	51,354	(3,865)	47,489
Retained earnings	223,459	24,188	247,647

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Adoption of the standard will be applied using a retrospective transition method to each period presented. The Company adopted this new accounting standard in the first quarter of fiscal 2018 which resulted in a change to the presentation of the construction related deposits within the statement of cash flows. The Company considers the construction related deposits to be “restricted cash equivalents” and therefore, under the new accounting guidance, is required to include such deposits in beginning and ending “cash and cash equivalents and restricted cash equivalents” on the statement of cash flows. Previously, funding of the construction related deposit accounts was included within the “investing” section of the statement of cash flows and usage of the deposits was presented as a non-cash transaction. Under the new accounting guidance, funding of the construction related deposit accounts will not be presented within the statement of cash flows and the usage of the deposits will be presented within the “capital expenditures” line item under the “investing” section. Adoption of this new accounting standard resulted in an increase of the beginning and ending “cash and cash equivalents and restricted cash equivalents” amounts for the six months ended July 29, 2017 of $28.0 million and $14.0 million, respectively, as well as resulted in an increase in capital expenditures for the six months ended July 29, 2017 of $17.3 million and a decrease in construction related deposits of $5.3 million for the six months ended July 29, 2017.

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

Accounting for Leases

In February 2016, the FASB issued Accounting Standards Update 2016-02—Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In July 2018, the FASB issued Accounting Standards Update 2018-10—Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018-11—Leases (Topic 842)—Targeted Improvements, which (i) narrows amendments to clarify how to apply certain aspects of the new lease standard, (ii) provides entities with an additional transition method to adopt the new standard, and (ii) provides lessors with a practical expedient for separating components of a contract. The ASUs are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this guidance will have on its consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements given that the Company has a significant number of leases.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	August 4,	February 3,
	2018	2018
Vendor deposits	$20,767	$9,701
Capitalized catalog costs	14,285	44,122
Federal and state tax receivable	9,682	—
Right of return asset for merchandise	6,888	—
Prepaid expense and other current assets	26,632	14,762
Total prepaid expense and other current assets	$78,254	$68,585

Other non-current assets consist of the following (in thousands):

	August 4,	February 3,
	2018	2018
Deferred financing fees	$3,915	$4,446
Construction related deposits	2,745	7,407
Other deposits	5,139	4,997
Other non-current assets	4,639	4,482
Total other non-current assets	$16,438	$21,332

NOTE 4—GOODWILL AND TRADEMARKS AND DOMAIN NAMES

The following sets forth the goodwill and trademarks and domain names activity for the RH Segment and Waterworks for the six months ended August 4, 2018 (in thousands):

		Foreign
	February 3,	Currency	August 4,
	2018	Translation	2018
RH Segment
Goodwill	$124,448	$(58)	$124,390
Trademarks and domain names	48,563	—	48,563

Waterworks
Goodwill (1)	17,445	—	17,445
Trademarks	52,100	—	52,100

(1)	The Waterworks reporting unit goodwill is presented net of an impairment charge of $33.7 million, which was recorded in fiscal 2017.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	August 4,	February 3,
	2018	2018
Accounts payable	$164,706	$195,313
Accrued compensation	47,562	47,534
Accrued freight and duty	20,412	23,757
Accrued sales taxes	17,346	19,525
Accrued occupancy	12,460	8,612
Accrued catalog costs	10,427	9,000
Accrued professional fees	2,971	3,555
Other accrued expenses	9,058	11,469
Total accounts payable and accrued expenses	$284,942	$318,765

Other current liabilities consist of the following (in thousands):

	August 4,	February 3,
	2018	2018
Allowance for sales returns	$23,069	$10,565
Unredeemed gift card and merchandise credit liability	19,110	24,138
Product recall reserves	3,501	1,201
Current portion of non-current debt	892	6,033
Federal and state tax payable	—	5,391
Other current liabilities	4,782	3,838
Total other current liabilities	$51,354	$51,166

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	August 4,	February 3,
	2018	2018
Notes payable for share repurchases	$18,741	$19,390
Capital lease obligations—non-current	8,012	7,509
Lease loss liabilities	7,393	9,684
Deferred contract incentive (1)	4,167	5,358
Unrecognized tax benefits	3,955	3,728
Rollover units and profit interests (2)	2,424	2,211
Other non-current obligations	3,155	2,996
Equipment security notes (3)	—	13,864
Promissory note (4)	—	11,627
Total other non-current obligations	$47,847	$76,367

(1)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement. The amount will be amortized over the term of the agreement.
(2)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 13—Stock-Based Compensation.
(3)

Represents the non-current portion of equipment security notes secured by certain of the Company’s distribution center property and equipment. The equipment security notes were repaid in full in June 2018. As a result of the repayment, the Company incurred a $0.2 million loss on extinguishment of debt.

(4)

Represents the non-current portion of a promissory note secured by the Company’s aircraft. The promissory note was repaid in full in June 2018. As a result of the repayment, the Company incurred a $0.2 million loss on extinguishment of debt.

NOTE 7—CONVERTIBLE SENIOR NOTES

0.00% Convertible Senior Notes due 2023

In June 2018, the Company issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2023 and issued an additional $35 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering (collectively, the “2023 Notes”). The 2023 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2023 Notes will mature on June 15, 2023, unless earlier purchased by the Company or converted. The 2023 Notes will not bear interest, except that the 2023 Notes will be subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the 2023 Notes. The 2023 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are also considered “events of default” under the 2023 Notes, which may result in the acceleration of the maturity of the 2023 Notes, as described in the indenture governing the 2023 Notes.

The initial conversion rate applicable to the 2023 Notes is 5.1640 shares of common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $193.65 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 4, 2018, none of these conditions have occurred and, as a result, the 2023 Notes are not convertible as of August 4, 2018. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

The Company may not redeem the 2023 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders may require the Company to purchase all or a portion of their 2023 Notes for cash at a price equal to 100% of the principal amount of the 2023 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2023 Notes and the fair value of the liability component of the 2023 Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.35% over the expected life of the 2023 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2023 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2023 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Debt issuance costs related to the 2023 Notes were comprised of discounts upon original issuance of $1.7 million and third party offering costs of $4.6 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During both the three and six months ended August 4, 2018, the Company recorded $0.1 million related to the amortization of debt issuance costs.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

August 4,
2018
Liability component
Principal	$335,000
Less: Debt discount	(89,217)
Net carrying amount	$245,783
Equity component (1)	$90,990

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $1.8 million for the amortization of the debt discount related to the 2023 Notes during both the three and six months ended August 4, 2018.

2023 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2023 Notes and exercise of the overallotment option in June 2018, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 1.7 million shares of its common stock at a price of approximately $193.65 per share. The total cost of the convertible note hedge transactions was $91.9 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 1.7 million shares of the Company’s common stock at a price of $309.84 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 3.5 million shares of common stock (which cap may also be subject to adjustment). The Company received $51.0 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2023 Notes until the Company’s common stock is above approximately

$309.84 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded a deferred tax liability of $22.3 million in connection with the debt discount associated with the 2023 Notes and recorded a deferred tax asset of $22.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 4, 2018, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of August 4, 2018. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During both the three months ended August 4, 2018 and July 29, 2017, the Company recorded $0.3 million related to the amortization of debt issuance costs. During both the six months ended August 4, 2018 and July 29, 2017, the Company recorded $0.5 million related to the amortization of debt issuance costs.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	August 4,	February 3,
	2018	2018
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(35,745)	(44,135)
Net carrying amount	$264,255	$255,865
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.2 million and $4.0 million for the amortization of the debt discount related to the 2020 Notes during the three months ended August 4, 2018 and July 29, 2017, respectively. The Company recorded interest expense of $8.4 million and $7.9 million during the six months ended August 4, 2018 and July 29, 2017, respectively.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 4, 2018, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of August 4, 2018. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During the three months ended August 4, 2018 and July 29, 2017, the Company recorded $0.3 million and $0.2 million, respectively, related to the amortization of debt issuance costs. During the six months ended August 4, 2018 and July 29, 2017, the Company recorded $0.5 million and $0.4 million, respectively, related to the amortization of debt issuance costs.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	August 4,	February 3,
	2018	2018
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(13,506)	(20,988)
Net carrying amount	$336,494	$329,012
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.8 million and $3.6 million for the amortization of the debt discount related to the 2019 Notes during the three months ended August 4, 2018 and July 29, 2017, respectively. The Company recorded interest expense of $7.5 million and $7.2 million for the amortization of the debt discount related to the 2019 Notes during the six months ended August 4, 2018 and July 29, 2017, respectively.

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

NOTE 8—CREDIT FACILITIES

There were no balances outstanding under the Company’s credit facilities as of August 4, 2018. Balances outstanding under the Company’s credit facilities as of February 3, 2018 were as follows (in thousands):

	February 3,
	2018
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

On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (the “credit agreement”). The credit agreement has a revolving line of credit with availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. In addition, the credit agreement established an $80.0 million LILO term loan facility. The credit agreement and LILO term loan have a maturity date of June 28, 2022.

In June 2018, the Company repaid the LILO term loan in full. As a result of the repayment, the Company incurred a $0.5 million loss on extinguishment of debt, which represents the acceleration of amortization of debt issuance costs. The Company did not incur any prepayment penalties upon the early extinguishment of the LILO term loan.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of August 4, 2018, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

As of August 4, 2018, the Company had no outstanding borrowings and $437.8 million of availability under the revolving line of credit, net of $12.8 million in outstanding letters of credit. As a result of the consolidated fixed-charge coverage ratio (“FCCR”) restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit was $392.8 million as of August 4, 2018.

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value and carrying value of the 2019 Notes, 2020 Notes and 2023 Notes were as follows (in thousands):

	August 4,		February 3,
	2018		2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes due 2019	$332,232	$336,494	$324,866	$329,012
Convertible senior notes due 2020	265,796	264,255	261,047	255,865
Convertible senior notes due 2023	245,275	245,783	—	—

(1)

Carrying value represents the principal amount less the equity component of the 2019 Notes, 2020 Notes and 2023 Notes classified in stockholders’ equity (deficit), and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.

The fair value of each of the 2019 Notes, 2020 Notes and 2023 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of the Company’s convertible notes, when available, the Company’s stock price and interest rates based on similar debt issued by parties with credit ratings similar to the Company (Level 2).

NOTE 10—INCOME TAXES

The Company recorded income tax expense of $2.9 million and $5.6 million in the three months ended August 4, 2018 and July 29, 2017, respectively. The Company recorded income tax expense of $11.4 million and $3.7 million in the six months ended August 4, 2018 and July 29, 2017. The effective tax rate was 4.4% and -245.0% for the three months ended August 4, 2018 and July 29, 2017, respectively. The effective tax rate was 11.1% and -48.5% for the six months ended August 4, 2018 and July 29, 2017. The effective tax rate in the three and six months ended August 4, 2018 was significantly impacted by discrete tax benefits related to net excess tax windfalls from stock-based compensation resulting from increased option exercise activity and appreciation of the stock price, the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 due to the passage of the Tax Cuts and Jobs Act (the “Tax Act”), and discrete tax impact related to a legal settlement. The effective tax rate in the three and six months ended July 29, 2017 was significantly impacted by non-deductible stock-based compensation, as well as the Company reporting a net loss before income taxes and, to a lesser extent, the net excess tax benefits from stock-based compensation.

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

The Company has not made any additional measurement period adjustments related to these items during the three and six months ended August 4, 2018. As the Company continues its analysis of the Tax Act and interprets any additional guidance, it may make adjustments to the provisional amounts that have been recorded that may materially impact the Company's provision for income taxes.

As of August 4, 2018, the Company had $8.4 million of unrecognized tax benefits, of which $6.8 million would reduce income tax expense and the effective tax rate, if recognized. As of February 3, 2018, the Company had $8.2 million of unrecognized tax benefits, of which $6.5 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of August 4, 2018, the Company had $0.4 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 11—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share is presented in the table below. As the Company was in a net loss position for the three and six months ended July 29, 2017, the weighted-average shares outstanding for basic and diluted are the same.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Weighted-average shares—basic	21,925,702	28,398,307	21,735,364	35,667,217
Effect of dilutive stock-based awards	5,158,591	—	4,421,897	—
Effect of dilutive convertible senior notes (1)	412,268	—	206,134	—
Weighted-average shares—diluted	27,496,561	28,398,307	26,363,395	35,667,217

(1)	The 2019 Notes, 2020 Notes and 2023 Notes have an impact on the Company’s dilutive share count beginning at stock prices of $116.09 per share, $118.13 per share and $193.65 per share, respectively.

The following number of options and restricted stock units were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Options	209,441	8,997,210	347,978	8,997,210
Restricted stock units	—	838,377	5,250	838,377
Total anti-dilutive stock-based awards	209,441	9,835,587	353,228	9,835,587

NOTE 12—SHARE REPURCHASES

$700 Million Share Repurchase Program

On May 2, 2017, the Company’s Board of Directors authorized a stock repurchase program of up to $700 million (the “$700 Million Repurchase Program”). Under the $700 Million Repurchase Program, the Company repurchased approximately 12.4 million shares of its common stock at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million, during the three months ended July 29, 2017. As the $700 Million Repurchase Program was completed during the three months ended July 29, 2017 there will be no repurchases in future periods under this repurchase authorization.

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

Share Repurchases Under Equity Plans

As of August 4, 2018 and February 3, 2018, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.6 million and $19.4 million, respectively. As of August 4, 2018, $0.9 million and $18.7 million were included in other current liabilities and other non-current obligations on the condensed consolidated balance sheets. As of February 3, 2018, $19.4 million was included in other non-current obligations. During both the three months ended August 4, 2018 and July 29, 2017, the Company recorded interest expense on the outstanding notes of $0.3 million. During both the six months ended August 4, 2018 and July 29, 2017, the Company recorded interest expense on the outstanding notes of $0.5 million.

Of the $19.6 million and $19.4 million notes payable for share repurchases outstanding as of August 4, 2018 and February 3, 2018, respectively, $15.5 million was due to a current board member of the Company.

NOTE 13—STOCK-BASED COMPENSATION

The Company estimates the value of equity grants based upon an option-pricing model (“OPM”) and recognizes this estimated value as compensation expense over the vesting periods. The Company recognizes expense associated with performance-based awards when it becomes probable that the performance condition will be met. Once it becomes probable that an award will vest, the Company recognizes compensation expense equal to the number of shares which are probable to vest multiplied by the fair value of the related shares measured at the grant date.

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The Company recorded stock-based compensation expense of $6.1 million and $30.9 million during the three months ended August 4, 2018 and July 29, 2017, respectively. The Company recorded stock-based compensation expense of $14.1 million and $36.2 million during the six months ended August 4, 2018 and July 29, 2017, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of August 4, 2018, 8,031,998 options were outstanding with a weighted-average exercise price of $52.63 per share and 6,125,419 options were vested with a weighted-average exercise price of $52.03 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of August 4, 2018 was $660.2 million, $605.6 million, and $506.6 million, respectively. Stock options exercisable as of August 4, 2018 had a weighted-average remaining contractual life of 5.62 years. As of August 4, 2018, the total unrecognized compensation expense related to unvested options was $25.6 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.90 years.

As of August 4, 2018, the Company had 594,408 restricted stock units outstanding with a weighted-average grant date fair value of $52.74 per share. During the three months ended August 4, 2018, 132,660 restricted stock units vested with a weighted-average grant date and vest date fair value of $58.73 per share. During the six months ended August 4, 2018, 163,275 restricted stock units vested with a weighted-average grant date and vest date fair value of $57.54 per share. As of August 4, 2018, there was $16.4 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 2.57 years.

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

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Appreciation Rights is determined based on an OPM. The Company did not record any expense related to the Appreciation Rights during the three and six months ended August 4, 2018 and July 29, 2017. As of both August 4, 2018 and February 3, 2018, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Profit Interests is determined based on an OPM. For both the three months ended August 4, 2018 and July 29, 2017, the Company recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. For both the six months ended August 4, 2018 and July 29, 2017, the Company recorded $0.2 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. As of August 4, 2018 and February 3, 2018, the liability associated with the Profit Interests was $0.9 million and $0.7 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of August 4, 2018.

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

Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. An amended consolidated complaint was filed in June 2017 asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint asserts claims purportedly on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to statements regarding the roll out of the RH Modern product line and the Company’s inventory levels. The complaint seeks class certification, monetary damages, and other appropriate relief, including an award of costs and attorneys’ fees. On February 26, 2018, the Court filed an order denying the Company’s motion to dismiss the complaint and the case is in discovery. While the outcome of litigation is inherently uncertain, the Company and its officers intend to vigorously defend the claims and believe the complaint lacks merit.

Shareholder Derivative Lawsuit

On April 24, 2018, purported Company shareholder David Magnani filed a purported shareholder derivative suit in the United States District Court, Northern District of California, captioned Magnani v. Friedman et al. (No. 18-cv-02452). The suit names the Company as nominal defendant and also names as defendants Gary Friedman, Karen Boone, Carlos Alberini, Keith Belling, Eri Chaya, Mark Demilio, Katie Mitic, Ali Rowghani, and Leonard Schlesinger. On June 29, 2018, Hosrof Izmirliyan filed a similar purported shareholder derivative complaint in the same forum against Gary Friedman, Karen Boone, Carlos Alberini, Eri Chaya, Mark Demilio, Katie Mitic, Ali Rowghani and Leonard Schlesinger, captioned Izmirliyan v. Friedman et al. (No. 18-cv-03930). On July 29, 2018, the court consolidated both derivative actions, and the consolidated action is captioned In re RH Shareholder Derivative

Litigation. The allegations in the complaints substantially track those in the securities class action described above. Plaintiffs bring claims against all individual defendants under Section 14(a) of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. Magnani also alleges insider trading and misappropriation of information claims against two of the individual defendants. On August 24, 2018, plaintiffs filed an amended complaint. The amended complaint seeks monetary damages, corporate governance changes, restitution, and an award of costs and attorneys’ fees. The Company believes that plaintiffs lack standing to bring this derivative action.

NOTE 15—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. As of August 4, 2018, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

The Company’s two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management team and customer base, the Company has determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

The Company uses operating income to evaluate segment profitability. Operating income is defined as net income (loss) before interest expense—net, loss on extinguishment of debt and income tax expense.

Segment Information

The following tables present the statements of operations metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Three Months Ended
	August 4,			July 29,
	2018			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$607,604	$33,194	$640,798	$583,793	$31,533	$615,326
Gross profit	258,181	13,419	271,600	192,996	12,817	205,813
Depreciation and amortization	16,638	1,118	17,756	15,386	1,140	16,526

	Six Months Ended
	August 4,			July 29,
	2018			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$1,133,611	$64,593	$1,198,204	$1,117,321	$60,085	$1,177,406
Gross profit	457,216	26,419	483,635	352,623	23,446	376,069
Depreciation and amortization	32,573	2,230	34,803	30,287	2,259	32,546

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	August 4,			February 3,
	2018			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,390	$17,445	$141,835	$124,448	$17,445	$141,893
Trademarks and domain names	48,563	52,100	100,663	48,563	52,100	100,663
Total assets	1,685,089	129,018	1,814,107	1,608,290	124,576	1,732,866

(1)	The Waterworks reporting unit goodwill is presented net of an impairment charge of $33.7 million, which was recorded in fiscal 2017.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) a legal settlement, net of legal expenses, (ii) the lease loss liability adjustment associated with the Dallas distribution center closure, (iii) product recall accruals and adjustments, (iv) severance costs associated with the supply chain reorganization, including the closure of the Dallas customer call center, partially offset by a reversal of stock-based compensation expense related to unvested equity awards, (v) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks, (vi) non-cash compensation charges related to a fully vested option grant made to Mr. Friedman and (vii) gain on sale of building and land. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table presents segment operating income (loss) and income (loss) before tax (in thousands):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Operating income (loss):
RH Segment	$78,777	$39,550	$132,673	$49,608
Waterworks	241	358	(275)	(1,424)
Legal settlement	7,204	—	5,289	—
Distribution center closures	—	—	2,072	—
Recall accrual	1,064	(4,733)	1,318	(4,733)
Reorganization related costs	(1,721)	—	(1,721)	—
Impact of inventory step-up	(190)	(480)	(380)	(1,860)
Non-cash compensation	—	(23,872)	—	(23,872)
Gain on sale of building and land	—	1,300	—	1,300
Operating income	85,375	12,123	138,976	19,019
Interest expense—net	17,480	14,402	34,515	26,581
Loss on extinguishment of debt	917	—	917	—
Income (loss) before tax	$66,978	$(2,279)	$103,544	$(7,562)

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Furniture	$430,196	$388,983	$782,842	$741,939
Non-furniture	210,602	226,343	415,362	435,467
Total net revenues	$640,798	$615,326	$1,198,204	$1,177,406

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of August 4, 2018, the Company operates 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of the Company’s revenues in the three and six months ended August 4, 2018 or July 29, 2017.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2018 (the “First Quarter Form 10-Q”), in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“2017 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our First Quarter Form 10-Q and in our 2017 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. As of August 4, 2018, we operated a total of 85 retail Galleries, consisting of 18 Design Galleries, 44 legacy Galleries, 2 RH Modern Galleries and 6 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms in the United States and in the U.K. In addition, as of August 4, 2018, we operated 36 outlet stores throughout the United States and Canada.

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

New Design Gallery sites are identified based on a variety of factors, including timing of legacy Gallery lease expiration, availability of suitable new site locations based on several store specific aspects including geographic location, demographics, and proximity to affluent consumers, and the negotiation of favorable economic terms to us for the new location, as well as satisfactory and timely completion of real estate development including procurement of permits and completion of construction. Based on our analysis, we believe we have the opportunity to operate Design Galleries in 60 to

70 locations in the United States and Canada. The increased cadence should support an increase in the rate of our long-term revenue growth as new Design Gallery openings are one of the key drivers of our long-term revenue growth. The number of Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects.

We opened our Portland Design Gallery in March 2018 and our Nashville Design Gallery in June 2018. We expect to open our Design Gallery in New York, as well as our smaller Gallery in Yountville, California in the Napa Valley, in September 2018, both with integrated cafés, wine vaults and barista bars.

We have identified key learnings from our real estate transformation that have supported the development of a new multi-tier market approach that we believe will optimize both market share and return on invested capital.

First, we have developed a new RH prototype Design Gallery that will enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. The new prototype is based on key learnings from our recent Gallery openings and will range in size from 33,000 square feet inclusive of our integrated hospitality experience to 29,000 square feet without. These new Galleries will present our assortments from RH Interiors, Modern, Baby & Child, Teen and Outdoor. Due to the reduced square footage and efficient design, we believe these new prototypes will be more capital efficient with less time and cost risk, but yield similar productivity. We anticipate these new Galleries will represent approximately two thirds of our target markets and enable us to ramp our opening cadence from three to five new Galleries per year, to a pace of five to seven new Galleries per year.

Second, we are developing a Gallery tailored to secondary markets. Targeted to be 10,000 to 18,000 square feet, we believe these smaller expressions of our brand will enable us to gain share in markets currently only served by smaller competitors. We expect these Galleries to require a substantially smaller net investment than our larger Design Galleries and to pay back our capital investment within two years in most instances.

Third, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets as we are doing in New York this year and as we are doing in San Francisco with a target opening date in 2019. We expect these iconic locations to be highly profitable statements for our brand and we believe they create a long-term competitive advantage that will be difficult to duplicate.

Fourth, we will continue to open indigenous Bespoke Galleries in the best second home markets where the wealthy and affluent visit and vacation. These Galleries will be tailored to reflect the local culture and be sized to the potential of each market. Examples of current and future Bespoke Galleries include the Hamptons and Palm Beach, and the Bespoke Gallery opening this year in Yountville.

Like our evolving multi-tier Gallery strategy, we have developed a multi-tier real estate strategy that is designed to significantly increase our unit level profitability and return on invested capital. Our three primary deal constructs are outlined below:

•

First, in many of our current projects, we are migrating from a leasing to a development model. We currently have two Galleries, Yountville and Edina, under construction using this new model, and have an additional three development projects in the pipeline. In the case of Yountville and Edina, we expect to do a sale-leaseback that should allow us to recoup all of our capital, and possibly generate additional returns. In some cases we believe we may be able to pre-sell the property and structure the transaction where the capital to build the project is advanced by the buyer during construction which could require zero upfront capital from RH.

•

Second, we are working on joint venture projects where we share the upside of development with the developer/landlord. We are pursuing this model with respect to the development of our Aspen Gallery and Aspen Guesthouse where we are contributing the value of our lease to the development in exchange for a profits interest in the project. The developer will deliver to RH a substantially turnkey Gallery and Guesthouse, while we continue to retain a 20% to 25% profits interest in the properties. We would expect to monetize the profits interest at the time of sale of the properties during the first five years after development. The net result should be a minimal capital investment to operationalize the business, with the expectation for a net positive capital benefit at time of monetization of the profits interest.

•

Third, due to the productivity and proof of concept of our recent new Galleries and the addition of a powerful traffic-generating hospitality experience, we are able to negotiate “capital light” leasing deals, where as much as 65% to 100% of the capital requirement would be funded by the landlord, versus 35% to 50% previously. We currently have 12 capital light leasing deals in the development pipeline that would be scheduled to open in fiscal 2019 and beyond.

We anticipate that all of the above deal structures should lead to lower capital requirements, higher unit profitability, and significantly higher returns on invested capital.

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

During fiscal 2017 and fiscal 2018 we have deferred the introduction of major new product category expansions other than the ongoing development of RH Hospitality in conjunction with new Design Galleries. We plan a return to our product and business expansion strategy in fiscal 2019, which has been on hold as we focus on the architecture of a new operating platform and our move to a membership model. We also plan to increase our investment in RH Interior Design in fiscal 2019 with a goal of building the leading Interior Design Firm in North America. We believe there is a significant revenue opportunity by offering world class design and installation services as we move the brand beyond creating and selling products, to conceptualizing and selling spaces.

•

Architect New Operating Platform. Our goal is to architect a new operating platform that we believe will simplify our business, enhance the customer experience, and amplify decision quality and speed. We have been focused on building an operating platform and customer culture that we believe will leapfrog us far beyond the customer experience and operating results that currently define our industry. Our work in home delivery includes a complete redesign of the network which we anticipate will significantly increase the time product remains in its original packaging, reduce returns and damages, and double the productivity of our delivery teams. We have also redesigned our call center network through closing a call center in Dallas, and opening a new Customer Delight Center at our headquarters in Corte Madera, CA, ensuring the voice of the customer rings through the corridors of our corporate campus daily.

We expect our work architecting a new operating platform, inclusive of our distribution center network redesign, the redesign of our reverse logistics and outlet business, and the reconceptualization of our home delivery and customer experience, will drive lower costs and inventory levels, and higher earnings and inventory turns throughout the balance of fiscal 2018.

Looking forward, we expect this multi-year effort to result in a dramatically improved customer experience, continued margin enhancement and significant cost savings over the next several years.

•

Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, we are also working to enhance the brand experience in other aspects of our business. We are making changes in many aspects of our business processes that affect our customers, including the in-home delivery experience, improvements in product quality and enhancements in sourcing, product availability, and all aspects of customer care and service. We also believe that the introduction of experiential brand-enhancing products and services, such as expanded design ateliers, the RH Interior Design program and the launch of an integrated hospitality experience in a number of our new Galleries, will further enhance our customers’ in-store experience, allowing us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

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

•

Optimize the Allocation of Capital in the Business. We believe that our operations and current initiatives present a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing our balance sheet. Our focus on cash during fiscal 2017 resulted in the Company generating $415 million in free cash flow in fiscal 2017 (refer to “Share Repurchase Programs” below for our free cash flow calculation). We expect to continue to focus on generating additional free cash flow during fiscal 2018.

•

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States and Canada in the future. We are currently exploring opportunities for Design Galleries in the UK and Europe, and believe there is tremendous opportunity for the RH brand to expand globally. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience and simplify our distribution network, as well as to expand our product offering and transform our real estate. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. For example, our efforts to optimize our distribution network could cause us to incur costs and expenses in the short term with respect to changes in the way in which we operate our business. The above factors and other current and future operational initiatives may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of operations and other financial and operating data.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(dollars in thousands)
Condensed Consolidated Statements of Operations:
Net revenues	$640,798	$615,326	$1,198,204	$1,177,406
Cost of goods sold	369,198	409,513	714,569	801,337
Gross profit	271,600	205,813	483,635	376,069
Selling, general and administrative expenses	186,225	193,690	344,659	357,050
Income from operations	85,375	12,123	138,976	19,019
Other expenses
Interest expense—net	17,480	14,402	34,515	26,581
Loss on extinguishment of debt	917	—	917	—
Total other expenses	18,397	14,402	35,432	26,581
Income (loss) before income taxes	66,978	(2,279)	103,544	(7,562)
Income tax expense	2,936	5,583	11,443	3,670
Net income (loss)	$64,042	$(7,862)	$92,101	$(11,232)
Other Financial and Operating Data:
Net revenues:
Stores (1)	$361,883	$350,174	$676,400	$666,898
Direct	$278,915	$265,152	$521,804	$510,508
Direct as a percentage of net revenues (2)	44%	43%	44%	43%
Growth in net revenues:
Stores (1)	3%	13%	1%	18%
Direct	5%	14%	2%	18%
Total	4%	13%	2%	18%
Comparable brand revenue growth (3)	5%	7%	3%	8%
Adjusted net income (4)	$67,434	$19,701	$100,888	$21,495
Adjusted EBITDA (5)	$103,008	$63,439	$181,432	$93,024
Capital expenditures	$34,091	$35,524	$61,212	$56,697

(1)

Stores data represents sales originating in retail stores, including Waterworks showrooms, and outlet stores. Net revenues for outlet stores, which include warehouse sales, were $37.9 million and $51.1 million for the three months ended August 4, 2018 and July 29, 2017, respectively. Net revenues for outlet stores, which include warehouse sales, were $81.1 million and $107.2 million for the six months ended August 4, 2018 and July 29, 2017.

(2)	Direct net revenues include sales originating from our Source Books, websites, and phone orders, including our Contract business and a portion of our Trade business.
(3)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child, RH Modern Galleries and RH Hospitality. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue was included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue was included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition.

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

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$64,042	$(7,862)	$92,101	$(11,232)
Adjustments pre-tax:
Amortization of debt discount (a)	9,000	6,790	16,272	13,505
Reorganization related costs (b)	1,721	—	1,721	—
Loss on extinguishment of debt (c)	917	—	917	—
Impact of inventory step-up (d)	190	480	380	1,860
Legal settlement (e)	(7,204)	—	(5,289)
Distribution center closures (f)	—	—	(2,072)	—
Recall accrual (g)	(1,064)	4,733	(1,318)	4,733
Executive non-cash compensation (h)	—	23,872	—	23,872
Gain on sale of building and land (i)	—	(1,300)	—	(1,300)
Subtotal adjusted items	3,560	34,575	10,611	42,670
Impact of income tax items (j)	(168)	(7,012)	(1,824)	(9,943)
Adjusted net income	$67,434	$19,701	$100,888	$21,495

(a)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”) and for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”), we separated the 2019 Notes, 2020 Notes and 2023 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes and 2023 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes and 2023 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes and 2023 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.8 million during both the three months ended August 4, 2018 and July 29, 2017. Amounts are presented net of interest capitalized for capital projects of $1.4 million and $1.5 million during the six months ended August 4, 2018 and July 29, 2017, respectively.

(b)

Represents costs associated with a supply chain reorganization, including the closure of the Dallas customer call center, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(c)

Represents the loss on extinguishment of debt related to the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in full in June 2018.

(d)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(e)	Represents a legal settlement, net of related legal expenses.
(f)

Represents an adjustment to the lease related liability associated with the Dallas distribution center closure in fiscal 2017 primarily due to the remeasurement of the liability for lease losses resulting from a sublease agreement we entered into in April 2018 that resulted in an update to both the timing and the term of future lease-related cash inflows.

(g)

Represents a reduction in net revenues, increase in cost of goods sold and inventory charges associated with product recalls initiated in the second quarter of fiscal 2018, as well as adjustments in fiscal 2018 and fiscal 2017 of the accrual related to previously initiated recalls. The recall adjustments had the following effect on our income before taxes:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(in thousands)
Reduction of net revenues	$1,853	$3,813	$1,853	$3,813
Incremental cost of goods sold and inventory charges	(3,262)	763	(3,516)	763
Impact on gross profit	(1,409)	4,576	(1,663)	4,576
Incremental selling, general and administrative expenses	345	157	345	157
Impact on income before income taxes	$(1,064)	$4,733	$(1,318)	$4,733

(h)	Represents a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.
(i)	Represents the gain on the sale of building and land of one of our owned retail Galleries.
(j)

The adjustment for the three months ended August 4, 2018 represents the tax effect of the adjusted items based on our effective tax rate of 4.4%. The six months ended August 4, 2018 includes an adjustment to calculate income tax expense at an adjusted tax rate of 11.6%, which is calculated based on the weighted-average fiscal 2018 quarterly effective tax rates. The three and six months ended July 29, 2017 assume a normalized tax rate of 39%.

(5)

EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense, loss on extinguishment of debt and provision for income taxes. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$64,042	$(7,862)	$92,101	$(11,232)
Depreciation and amortization	17,756	16,526	34,803	32,546
Interest expense—net	17,480	14,402	34,515	26,581
Loss on extinguishment of debt (a)	917	—	917	—
Income tax expense	2,936	5,583	11,443	3,670
EBITDA	103,131	28,649	173,779	51,565
Non-cash compensation (b)	6,234	30,877	14,231	36,166
Reorganization related costs (a)	1,721	—	1,721	—
Impact of inventory step-up (a)	190	480	380	1,860
Legal settlement (a)	(7,204)	—	(5,289)	—
Distribution center closures (a)	—	—	(2,072)	—
Recall accrual (a)	(1,064)	4,733	(1,318)	4,733
Gain on sale of building and land (a)	—	(1,300)	—	(1,300)
Adjusted EBITDA	$103,008	$63,439	$181,432	$93,024

(a)	Refer to the reconciliation of net income (loss) to adjusted net income table above and the related footnotes for additional information.
(b)	Represents non-cash compensation related to equity awards granted to employees, including the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.

The following tables present retail Gallery metrics, which have been calculated based upon retail stores, which includes our RH Baby & Child, RH Modern Galleries and Waterworks Showrooms, and excludes outlet stores.

	Six Months Ended
	August 4,		July 29,
	2018		2017
	Store Count	Total Leased Selling Square Footage (1)	Store Count	Total Leased Selling Square Footage (1)
		(in thousands)		(in thousands)
Beginning of period	83	981	85	912
Retail Galleries opened:
Portland Design Gallery	1	26.0	—	—
RH Modern Dallas	1	8.2	—	—
Nashville Design Gallery	1	45.6	—	—
Portland RH Baby&Child Design Gallery	1	4.7	—	—
Dallas RH Baby&Child Design Gallery	1	3.7	—	—
Waterworks Scottsdale Showroom	1	2.2	—	—
Waterworks Boston Showroom	—	—	1	5.0
Retail Galleries closed:
Portland legacy Gallery	(1)	(4.7)	—	—
Nashville legacy Gallery	(1)	(7.1)	—	—
Washington DC legacy Gallery	(1)	(5.6)	—	—
Waterworks Scottsdale Showroom	(1)	(1.1)	—	—
Waterworks Boston Showroom	—	—	(1)	(2.1)
End of period	85	1,053	85	915

(1)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for the three and six months ended August 4, 2018 and July 29, 2017 includes approximately 4,800 square feet related to one owned store location.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(in thousands)
Total leased square footage at end of period (1)	1,414	1,248	1,414	1,248
Weighted-average leased square footage (2)	1,392	1,243	1,362	1,243
Weighted-average leased selling square footage (2)	1,035	913	1,013	912
Retail sales per leased selling square foot (in dollars) (3)	$313	$327	$587	$612

(1)	Total leased square footage as of August 4, 2018 and July 29, 2017 includes approximately 5,400 square feet related to one owned store location.
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

The following table sets forth our condensed consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Condensed Consolidated Statements of Operations:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.6	66.6	59.6	68.1
Gross profit	42.4	33.4	40.4	31.9
Selling, general and administrative expenses	29.1	31.4	28.8	30.3
Income from operations	13.3	2.0	11.6	1.6
Other expenses
Interest expense—net	2.7	2.4	2.9	2.2
Loss on extinguishment of debt	0.1	—	0.1	—
Total other expenses	2.8	2.4	3.0	2.2
Income (loss) before income taxes	10.5	(0.4)	8.6	(0.6)
Income tax expense	0.5	0.9	0.9	0.4
Net income (loss)	10.0%	(1.3)%	7.7%	(1.0)%

Three Months Ended August 4, 2018 Compared to Three Months Ended July 29, 2017

	Three Months Ended
	August 4,			July 29,
	2018			2017
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$607,604	$33,194	$640,798	$583,793	$31,533	$615,326
Cost of goods sold	349,423	19,775	369,198	390,797	18,716	409,513
Gross profit	258,181	13,419	271,600	192,996	12,817	205,813
Selling, general and administrative expenses	172,857	13,368	186,225	180,751	12,939	193,690
Income (loss) from operations	$85,324	$51	$85,375	$12,245	$(122)	$12,123

(1)

Waterworks results include non-cash amortization of $0.2 million and $0.5 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the three months ended August 4, 2018 and July 29, 2017, respectively.

Net revenues

Consolidated net revenues increased $25.5 million, or 4.1%, to $640.8 million in the three months ended August 4, 2018 compared to $615.3 million in the three months ended July 29, 2017. Stores net revenues increased $11.7 million, or 3.3%, to $361.9 million in the three months ended August 4, 2018 compared to $350.2 million in the three months ended July 29, 2017. Direct net revenues increased $13.8 million, or 5.2%, to $278.9 million in the three months ended August 4, 2018 compared to $265.2 million in the three months ended July 29, 2017. Comparable brand revenue was 5% for the three months ended August 4, 2018.

RH Segment net revenues

RH Segment net revenues increased $23.8 million, or 4.1%, to $607.6 million in the three months ended August 4, 2018 compared to $583.8 million in the three months ended July 29, 2017. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues. Given the overall increase in RH Segment net revenues, our discussion below first lists, which we believe are in order of magnitude, all factors that contributed to the increase and then lists the factors that partially offset the overall increase.

RH Segment core net revenues increased due to the timing of our Source Book mailings, the introduction of new products and new product categories, including the strong performance of our RH Outdoor product line in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017. In addition, RH Segment core net revenues increased due to an increase in retail weighted-average leased selling square footage related to new store openings, including West Palm Beach, Toronto, Portland and Nashville. The overall increase in RH Segment core net revenues was partially offset by additional discounts offered on discontinued merchandise related to the optimization of our inventory and SKU rationalization during the second quarter of fiscal 2017. RH Segment core net revenues also increased during the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017 due to increased revenues from our Contract business and RH Hospitality operations and increased Membership revenue.

Outlet sales, which include sales via warehouse locations, decreased $13.2 million in the three months ended August 4, 2018 compared to the three months ended July 29, 2017 primarily as a result of our inventory optimization efforts during the second quarter of fiscal 2017 as we increased our outlet promotional activity and offered higher discounts. Similar promotions and discounts were not offered in the second quarter of fiscal 2018. This overall decrease was partially offset by an increase of eight outlet locations year over year, resulting in an approximate 33% increase in outlet selling square footage.

RH Segment net revenues for the three months ended August 4, 2018 and July 29, 2017 were negatively impacted by $1.9 million and $3.8 million, respectively, related to the reduction of revenue associated with product recalls. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

Waterworks net revenues

Waterworks net revenues increased $1.7 million, or 5.3%, to $33.2 million in the three months ended August 4, 2018 compared to $31.5 million in the three months ended July 29, 2017.

Gross profit

Consolidated gross profit increased $65.8 million, or 32.0%, to $271.6 million in the three months ended August 4, 2018 from $205.8 million in the three months ended July 29, 2017. As a percentage of net revenues, consolidated gross margin increased 9.0% to 42.4% of net revenues in the three months ended August 4, 2018 from 33.4% of net revenues in the three months ended July 29, 2017.

RH Segment gross profit for the three months ended August 4, 2018 was positively impacted by $1.4 million related to insurance reimbursements and vendor credits associated with product recalls initiated in prior years, partially offset by the reduction of revenue and incremental costs associated with product recalls initiated in fiscal 2018. RH Segment gross profit for the three months ended July 29, 2017 was negatively impacted by $4.6 million related to the reduction of revenue and incremental costs associated with product recalls initiated in fiscal 2017.

Waterworks gross profit for the three months ended August 4, 2018 and July 29, 2017 was negatively impacted by $0.2 million and $0.5 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the product recall adjustment and the impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 8.0% to 42.1% of net revenues in the three months ended August 4, 2018 from 34.1% of net revenues in the three months ended July 29, 2017.

RH Segment gross profit

RH Segment gross profit increased $65.2 million, or 33.8%, to $258.2 million in the three months ended August 4, 2018 from $193.0 million in the three months ended July 29, 2017. As a percentage of net revenues, RH Segment gross margin increased 9.4% to 42.5% of net revenues in the three months ended August 4, 2018 from 33.1% of net revenues in the three months ended July 29, 2017.

Excluding the product recall adjustment mentioned above, RH Segment gross margin would have increased 8.5% to 42.1% of net revenues in the three months ended August 4, 2018 from 33.6% of net revenues in the three months ended July 29, 2017. The increase was related to higher outlet product margins due to higher outlet and warehouse sales during the second quarter of fiscal 2017 driven by increased promotions and higher discounts versus fiscal 2018, as well as improvements in our core merchandise margins as our SKU rationalization efforts had a reduced impact on our margins this year compared to last year. In addition, we achieved leverage in our occupancy costs primarily related to our distribution center network redesign.

Waterworks gross profit

Waterworks gross profit increased $0.6 million, or 4.7%, to $13.4 million in the three months ended August 4, 2018 from $12.8 million in the three months ended July 29, 2017. As a percentage of net revenues, Waterworks gross margin decreased 0.2% to 40.4% of net revenues in the three months ended August 4, 2018 from 40.6% of net revenues in the three months ended July 29, 2017.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have decreased 1.2% to 41.0% of net revenues in the three months ended August 4, 2018 from 42.2% of net revenues in the three months ended July 29, 2017.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $7.5 million, or 3.9%, to $186.2 million in the three months ended August 4, 2018 compared to $193.7 million in the three months ended July 29, 2017.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $7.9 million, or 4.4%, to $172.9 million in the three months ended August 4, 2018 compared $180.8 million in the three months ended July 29, 2017.

RH Segment selling, general and administrative expenses for the three months ended August 4, 2018 included a $7.2 million legal settlement, net of related legal expenses, a $1.7 million charge related to the supply chain reorganization, including the closure of the Dallas customer call center, and $0.3 million related to product recalls.

RH Segment selling, general and administrative expenses for the three months ended July 29, 2017 included $23.9 million related to a fully vested option grant made to Mr. Friedman in May 2017, $0.1 million incremental costs associated with product recalls and a gain of $1.3 million related to the sale of building and land.

Employment and employee related costs, excluding the fully vested option grant to Mr. Friedman mentioned and severance costs associated with the supply chain reorganization above, increased $8.7 million during the three months ended August 4, 2018 as compared to the three months ended July 29, 2017, primarily related to growth in our retail business and Hospitality operations, as well as increased incentive compensation. In addition, advertising and marketing costs increased $7.4 million due to the circulation of the Spring Interiors and Modern Source Books in the second quarter of fiscal 2018. These Source Books had a significant impact to our advertising and marketing expense due to the adoption of Topic 606 in the first quarter of fiscal 2018, which resulted in the costs associated with Source Books being fully expensed upon delivery to the carrier. In addition, advertising and marketing costs increased due to the timing of our spring website launch, which occurred in the second quarter of fiscal 2018 versus the first quarter of fiscal 2017.

RH Segment selling, general and administrative expenses were 29.2% and 26.9% of net revenues for the three months ended August 4, 2018 and July 29, 2017, respectively, excluding the adjustment related to the legal settlement, the reorganization and the product recalls mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by an increase in advertising and marketing costs primarily due to the adoption of Topic 606 and the timing of our spring website launch, as well as increases in employment and employment related costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $0.4 million, or 3.3%, to $13.4 million in the three months ended August 4, 2018 compared to $12.9 million in the three months ended July 29, 2017. Waterworks selling, general and administrative expenses were 40.3% and 41.0% of net revenues for the three months ended August 4, 2018 and July 29, 2017, respectively.

Interest expense—net

Interest expense increased $3.1 million to $17.5 million for the three months ended August 4, 2018 compared to $14.4 million for the three months ended July 29, 2017. Interest expense consisted of the following:

	Three Months Ended
	August 4,	July 29,
	2018	2017
	(in thousands)
Amortization of convertible senior notes debt discount	$9,764	$7,561
Build-to-suit lease transactions	4,985	4,074
Asset based credit facility	1,485	996
Amortization of debt issuance costs and deferred financing fees	881	1,290
Term loans	645	824
Other interest expense	830	591
Capitalized interest for capital projects	(911)	(839)
Interest income	(199)	(95)
Total interest expense—net	$17,480	$14,402

Loss on extinguishment of debt

We incurred a $0.9 million loss on extinguishment of debt in the three months ended August 4, 2018 due to the repayment in full of the LILO term loan, the promissory note secured by our aircraft and the equipment security notes in June 2018, which includes acceleration of amortization of debt issuance costs of $0.6 million and a prepayment penalty of $0.3 million.

Income tax expense

Income tax expense was $2.9 million and $5.6 million in the three months August 4, 2018 and July 29, 2017, respectively. Our effective tax rate was 4.4% and -245.0% for the three months ended August 4, 2018 and July 29, 2017, respectively. The effective tax rate in the three months ended August 4, 2018 was significantly impacted by discrete tax benefits related to net excess tax windfalls from stock-based compensation of $13.9 million resulting from increased option exercise activity and appreciation of the stock price, the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 due to the passage of the Tax Cuts and Jobs Act (the “Tax Act”), and discrete tax impact related to a legal settlement. The effective tax rate in the three months ended July 29, 2017 was significantly impacted by non-deductible stock-based compensation, as well as our reporting a net loss before income taxes and, to a lesser extent, the net excess tax benefits from stock-based compensation.

Six Months Ended August 4, 2018 Compared to Six Months Ended July 29, 2017

	Six Months Ended
	August 4,			July 29,
	2018			2017
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$1,133,611	$64,593	$1,198,204	$1,117,321	$60,085	$1,177,406
Cost of goods sold	676,395	38,174	714,569	764,698	36,639	801,337
Gross profit	457,216	26,419	483,635	352,623	23,446	376,069
Selling, general and administrative expenses	317,585	27,074	344,659	330,320	26,730	357,050
Income (loss) from operations	$139,631	$(655)	$138,976	$22,303	$(3,284)	$19,019

(1)

Waterworks results include non-cash amortization of $0.4 million and $1.9 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the six months ended August 4, 2018 and July 29, 2017, respectively.

Net revenues

Consolidated net revenues increased $20.8 million, or 1.8% to $1,198.2 million in the six months ended August 4, 2018 compared to $1,177.4 million in the six months ended July 29, 2017. Stores net revenues increased $9.5 million, or 1.4%, to $676.4 million in the six months ended August 4, 2018 compared to $666.9 million in the six months ended July 29, 2017. Direct net revenues increased $11.3 million, or 2.2%, to $521.8 million in the six months ended August 4, 2018 compared to $510.5 million in the six months ended July 29, 2017. Comparable brand revenue was 3% for the six months ended August 4, 2018.

RH Segment net revenues

RH Segment net revenues increased $16.3 million, or 1.5%, to $1,133.6 million in the six months ended August 4, 2018 compared to $1,117.3 million in the six months ended July 29, 2017. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues. Given the overall increase in RH Segment net revenues, our discussion below first lists, which we believe are in order of magnitude, all factors that contributed to the increase and then lists the factors that partially offset the overall increase.

RH Segment core net revenues increased due to the timing of our Source Book mailings, the introduction of new products and new product categories, including the strong performance of our Outdoor product line in fiscal 2018 as compared to fiscal 2017. In addition, RH Segment core net revenues increased due to an increase in retail weighted-average leased selling square footage related to new store openings, including West Palm Beach, Toronto, Portland and Nashville. The overall increase in RH Segment core net revenues was partially offset by additional discounts offered on discontinued merchandise related to the optimization of our inventory and SKU rationalization during the first half of fiscal 2017. RH Segment core net revenues also increased during the first half of fiscal 2018 as compared to the first half of fiscal 2017 due to increased revenues from our Contract business and RH Hospitality operations and increased Membership revenue.

Outlet sales, which include sales via warehouse locations, decreased $26.1 million in the six months ended August 4, 2018 compared to the six months ended July 29, 2017 primarily as a result of our inventory optimization efforts during the first half of fiscal 2017 as we increased our outlet promotional activity and offered higher discounts. Similar promotions and discounts were not offered in the first half of fiscal 2018. This overall decrease was partially offset by an increase of eight outlet locations year over year, resulting in an approximate 33% increase in outlet selling square footage.

RH Segment net revenues for the six months ended August 4, 2018 and July 29, 2017 were negatively impacted by $1.9 million and $3.8 million, respectively, related to the reduction of revenue associated with product recalls.

Waterworks net revenues

Waterworks net revenues increased $4.5 million, or 7.5%, to $64.6 million in the six months ended August 4, 2018 compared to $60.1 million in the six months ended July 29, 2017, primarily due to new product launches, particularly fittings for bath and kitchen, as well as growth in cabinet sales driven by our showrooms.

Gross profit

Consolidated gross profit increased $107.6 million, or 28.6%, to $483.6 million in the six months ended August 4, 2018 from $376.1 million in the six months ended July 29, 2017. As a percentage of net revenues, consolidated gross margin increased 8.5% to 40.4% of net revenues in the six months ended August 4, 2018 from 31.9% of net revenues in the six months ended July 29, 2017.

RH Segment gross profit for the six months ended August 4, 2018 was positively impacted by $1.7 million related to insurance reimbursements and vendor credits associated with product recalls initiated in prior years, partially offset by the reduction of revenue and incremental costs associated with product recalls initiated in fiscal 2018. RH Segment gross profit for the six months ended July 29, 2017 was negatively impacted by $4.6 million related to the reduction of revenue and incremental costs associated with product recalls initiated in fiscal 2017.

Waterworks gross profit for the six months ended August 4, 2018 and July 29, 2017 was negatively impacted by $0.4 million and $1.9 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the product recall adjustment and the impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 7.8% to 40.2% of net revenues in the six months ended August 4, 2018 from 32.4% of net revenues in the six months ended July 29, 2017.

RH Segment gross profit

RH Segment gross profit increased $104.6 million, or 29.7%, to $457.2 million in the six months ended August 4, 2018 from $352.6 million in the six months ended July 29, 2017. As a percentage of net revenues, RH Segment gross margin increased 8.7% to 40.3% of net revenues in the six months ended August 4, 2018 from 31.6% of net revenues in the six months ended July 29, 2017.

Excluding the product recall adjustment mentioned above, RH Segment gross margin would have increased 8.2% to 40.1% of net revenues in the six months ended August 4, 2018 from 31.9% of net revenues in the six months ended July 29, 2017. The increase was related to higher outlet product margins due to higher outlet and warehouse sales during the first half of fiscal 2017 driven by increased promotions and higher discounts versus fiscal 2018, as well as improvements in our core merchandise margins as our SKU rationalization efforts had a reduced impact on our margins this year compared to last year. In addition, we achieved leverage in our occupancy costs primarily related to our distribution center network redesign.

Waterworks gross profit

Waterworks gross profit increased $3.0 million, or 12.7%, to $26.4 million in the six months ended August 4, 2018 from $23.4 million in the six months ended July 29, 2017. As a percentage of net revenues, Waterworks gross margin increased 1.9% to 40.9% of net revenues in the six months ended August 4, 2018 from 39.0% of net revenues in the six months ended July 29, 2017.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have decreased 0.6% to 41.5% of net revenues in the six months ended August 4, 2018 from 42.1% of net revenues in the six months ended July 29, 2017.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $12.4 million, or 3.5%, to $344.7 million in the six months ended August 4, 2018 compared to $357.1 million in the six months ended July 29, 2017.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $12.7 million, or 3.9%, to $317.6 million in the six months ended August 4, 2018 compared $330.3 million in the six months ended July 29, 2017.

RH Segment selling, general and administrative expenses for the six months ended August 4, 2018 included a $5.3 million legal settlement, net of related legal expenses, a $2.1 million lease loss liability reversal associated with the Dallas distribution center closure completed in fiscal 2017, a $1.7 million charge related to the supply chain reorganization, including the closure of the Dallas customer call center, and a $0.3 million charge related to product recalls.

RH Segment selling, general and administrative expenses for the six months ended July 29, 2017 included $23.9 million related to a fully vested option grant made to Mr. Friedman in May 2017, $0.1 million incremental costs associated with product recalls and a gain of $1.3 million related to the sale of building and land.

Employment and employee related costs, excluding the fully vested option grant to Mr. Friedman and severance costs associated with the supply chain reorganization mentioned above, increased $14.8 million during the six months ended August 4, 2018 as compared to the six months ended July 29, 2017, primarily related to incentive compensation, as well as growth in our retail business and Hospitality operations. This overall increase was partially offset by a decrease in advertising and marketing costs of $5.2 million due to the timing of our Source Book mailings, partially offset by an increase in costs associated with the adoption of Topic 606 in fiscal 2018.

RH Segment selling, general and administrative expenses were 28.4% and 27.4% of net revenues for the six months ended August 4, 2018 and July 29, 2017, respectively, excluding the adjustment related to the legal settlement, the distribution center closure lease loss liability, the reorganization, the product recalls, the fully vested option grant made to Mr. Friedman in May 2017 and the gain related to the sale of building and land mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increases in employment and employment related costs. Advertising and marketing costs as a percentage of revenues decreased primarily due to the timing of our Source Book mailings, partially offset by the impact of the adoption of Topic 606.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $0.3 million, or 1.3%, to $27.1 million in the six months ended August 4, 2018 compared to $26.7 million in the six months ended July 29, 2017. Waterworks selling, general and administrative expenses were 41.9% and 44.5% of net revenues for the six months ended August 4, 2018 and July 29, 2017, respectively.

Interest expense—net

Interest expense increased $7.9 million to $34.5 million for the six months ended August 4, 2018 compared to $26.6 million for the six months ended July 29, 2017. Interest expense consisted of the following:

	Six Months Ended
	August 4,	July 29,
	2018	2017
	(in thousands)
Amortization of convertible senior notes debt discount	$17,645	$15,018
Build-to-suit lease transactions	9,653	8,227
Asset based credit facility	4,296	1,427
Amortization of debt issuance costs and deferred financing fees	1,668	1,937
Term loans	1,649	824
Other interest expense	1,776	1,138
Capitalized interest for capital projects	(1,811)	(1,581)
Interest income	(361)	(409)
Total interest expense—net	$34,515	$26,581

Loss on extinguishment of debt

We incurred a $0.9 million loss on extinguishment of debt in the six months ended August 4, 2018 due to the repayment in full of the LILO term loan, the promissory note secured by our aircraft and the equipment security notes in June 2018, which includes acceleration of amortization of debt issuance costs of $0.6 million and a prepayment penalty of $0.3 million.

Income tax expense

Income tax expense was $11.4 million and $3.7 million in the six months August 4, 2018 and July 29, 2017, respectively. Our effective tax rate was 11.1% and -48.5% for the six months August 4, 2018 and July 29, 2017, respectively. The effective tax rate in the six months ended August 4, 2018 was significantly impacted by discrete tax benefits related to net excess tax windfalls from stock-based compensation of $14.9 million resulting from increased option exercise activity and appreciation of the stock price, the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 due to the passage of the Tax Act, and discrete tax impact related to a legal settlement. The effective tax rate in the six months ended July 29, 2017 was significantly impacted by non-deductible stock-based compensation, as well as our reporting a net loss before income taxes and, to a lesser extent, the net excess tax benefits from stock-based compensation.

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

We have $985 million in aggregate principal amount of convertible notes outstanding, of which $350 million mature in June 2019, $300 million mature in June 2020 and $335 million mature in June 2023. While we anticipate using free cash flow to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us. Based on anticipated strong cash flow generation in 2018 and beyond, we expect to repay the outstanding principal of our $985 million convertible notes at maturity in June 2019, June 2020 and June 2023 in cash to minimize dilution. We believe the strength of our business and the reduction in leverage we have achieved during the past year puts us in a strong position to take advantage of the positive conditions in the capital markets. We believe we have multiple financing alternatives available to us on favorable terms that could provide us with additional financial flexibility with respect to capital allocation.

We extended and amended our revolving line of credit in June 2017, which has a total availability of $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The revolving line of credit has a maturity date of June 28, 2022.

We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes, borrowing availability under the revolving line of credit and other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and other capital needs for the next 12 months.

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

As of August 4, 2018, we had approximately $852.8 million of net debt, excluding financing obligations under build-to-suit lease transactions, compared to approximately $1,052.2 million of net debt, excluding financing obligations under build-to-suit lease transactions, as of July 29, 2017. Over the last year, we have substantially reduced our net debt to trailing twelve months Adjusted EBITDA from 5.1x at the end the second quarter fiscal 2017 to 2.4x at the end of the second quarter fiscal 2018. A reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows:

	Trailing Twelve Months
	August 4,	July 29,
	2018	2017
	(in thousands)
Net income	$105,513	$721
Depreciation and amortization	72,392	63,606
Interest expense—net	70,504	49,626
Goodwill impairment (a)	33,700	—
Loss on extinguishment of debt (b)	5,797	—
Income tax expense	35,744	11,168
EBITDA (m)	323,650	125,121
Non-cash compensation (c)	28,774	51,296
Asset impairment and lease losses (d)	4,417	12,743
Distribution center closures (e)	3,723	—
Reorganization related costs (f)	1,721	974
Recall accrual (g)	1,656	9,348
Impact of inventory step-up (h)	1,047	5,294
Legal settlement (i)	(5,289)	—
Anti-dumping exposure (j)	(2,202)	—
Gain on sale of building and land (k)	(819)	(1,300)
Aircraft impairment (l)	—	4,767
Adjusted EBITDA (m)	$356,678	$208,243

(a)	Represents goodwill impairment related to the Waterworks reporting unit.
(b)

Represents the loss on extinguishment of debt related to the second lien term loan which was repaid in full in October 2017, as well as the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in full in June 2018.

(c)	Represents non-cash compensation related to equity awards granted to employees, including the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.
(d)	Represents the impairments associated with RH Contemporary Art and RH Kitchen.
(e)

Represents property and equipment disposals, lease related charges, inventory transfer costs, severance expense and other costs associated with two distribution center closures, which were completed in November 2017 and January 2018.

(f)	Represents costs associated with reorganizations, which include severance costs and related taxes, partially offset by a reversal of stock-based compensation expense related to unvested equity awards.
(g)

Represents a reduction in net revenues, increase in cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, insurance recoveries and vendor claims related to product recalls.

(h)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(i)	Represents a legal settlement, net of related legal expenses.
(j)

Represents the release of the remaining reserve for potential claims regarding anti-dumping duties which we believe have lapsed. The reserve related to potential tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review on the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.

(k)	Represents the gain on the sale of building and land of one of our owned retail Galleries.
(l)	Represents the impairment recorded upon reclassification of aircraft as asset held for sale.
(m)	Refer to footnote (5) of the operating results table within “Basis of Presentation and Results of Operations” above.

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

We anticipate our gross capital expenditures to be approximately $125 million to $135 million in fiscal 2018, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. We anticipate that our fiscal 2018 capital expenditures will be partially offset by proceeds from sales of assets of approximately $50 million. During the six months ended August 4, 2018, our investments in capital expenditures totaled $61.2 million.

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

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms to the extent necessary to fund all of our initiatives, or that sufficient incremental debt will be available to us in order to fund our cash payments in respect of the repayment of our outstanding convertible senior notes in an aggregate principal amount of $985 million at maturity of such senior convertible notes. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash upon maturity of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Six Months Ended
	August 4,	July 29,
	2018	2017
	(in thousands)
Provided by operating activities	$70,229	$314,356
Provided by (used in) investing activities	(61,212)	134,227
Used in financing activities	(9,263)	(528,077)
Decrease in cash and cash equivalents and restricted cash equivalents	(370)	(79,439)
Cash and cash equivalents and restricted cash equivalents at end of period	24,944	35,628

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the six months ended August 4, 2018, net cash provided by operating activities was $70.2 million and consisted of net income of $92.1 million and non-cash items of $69.6 million, partially offset by a decrease in cash used for working capital and other activities of $91.5 million. Working capital and other activities consisted primarily of increases in prepaid expenses and other current assets of $43.2 million related to vendor deposits, federal and state tax receivables due to prepayments, capitalized catalog costs and right of return asset for merchandise, decreases in accounts payable and accrued expense of $42.7 million related to timing of payments, as well as increases in inventory of $25.0 million and accounts receivable of $9.4 million. These decreases to working capital were partially offset by increases in deferred revenue and customer deposits of $20.8 million and increases in other current liabilities of $9.9 million.

For the six months ended July 29, 2017, net cash provided by operating activities was $314.4 million and consisted of a decrease in uses of working capital and other activities of $237.7 million and non-cash items of $87.9 million, offset by net loss of $11.2 million. Working capital and other activities consisted primarily of decreases in inventory of $140.3 million due to our SKU rationalization initiative, outlet inventory optimization efforts and revised DC network strategy. We also had decreases in prepaid expense and other current assets of $35.3 million primarily due to amortization of our capitalized catalog costs and a reduction in prepaid rent. In addition, we had increases in deferred revenue and customer deposits of $30.3 million and increases in accounts payable and accrued liabilities of $29.9 million due to the timing of payments.

Net Cash Provided By (Used In) Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new Galleries, investments in supply chain and systems infrastructure, as well as activities associated with investing in available-for-sale securities.

For the six months ended August 4, 2018, net cash used in investing activities was $61.2 million due to investments in new Galleries, information technology and systems infrastructure, and supply chain investments.

For the six months ended July 29, 2017, net cash provided by investing activities was $134.2 million primarily as a result of sales and maturities of investments in available-for-sale securities of $145.0 million and $46.9 million, respectively, the proceeds of which were used to fund the share repurchases made under the $300 Million Repurchase Program. In addition, we had net proceeds from the sale of building and land and the sale of an aircraft of $10.2 million and $4.9 million, respectively. These increases to cash were partially offset by investments in new Galleries, information technology and systems infrastructure, and supply chain investments of $56.7 million and purchases of investments in available-for-sale securities of $16.1 million.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offerings, credit facilities and other financing arrangements, as well as share repurchases and other equity related transactions.

For the six months ended August 4, 2018, net cash used in financing activities was $9.3 million primarily due to net repayments of debt of $311.9 million under the asset based credit facility, LILO term loan, equipment loans and promissory note secured by our aircraft. In addition, we made $6.2 million of payments on build-to-suit transactions. The repayments of debt described above were partially funded by the $335 million convertible senior notes issued in June 2018, which provided net proceeds of $287.8 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Finally, equity related transactions provided $21.3 million due to $29.2 million of proceeds from exercise of employee stock options, partially offset by $7.9 million of cash paid for employee taxes related to net settlement of equity awards.

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

Convertible Senior Notes

0.00% Convertible Senior Notes due 2023

In June 2018, we issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2023 and issued an additional $35 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering (collectively, the “2023 Notes”). The 2023 Notes are governed by the terms of an indenture between us and U.S. Bank National Association, as the Trustee. The 2023 Notes will mature on June 15, 2023, unless earlier purchased by us or converted. The 2023 Notes will not bear interest, except that the 2023 Notes will be subject to “special interest” in certain limited circumstances in the event of our failure to perform certain of our obligations under the indenture governing the 2023 Notes. The 2023 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events are also considered “events of default” under the 2023 Notes, which may result in the acceleration of the maturity of the 2023 Notes, as described in the indenture governing the 2023 Notes.

The initial conversion rate applicable to the 2023 Notes is 5.1640 shares of common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $193.65 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 4, 2018, none of these conditions have occurred and, as a result, the 2023 Notes are not convertible as of August 4, 2018. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

We may not redeem the 2023 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders may require us to purchase all or a portion of their 2023 Notes for cash at a price equal to 100% of the principal amount of the 2023 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2023 Notes, we separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2023 Notes and the fair value of the liability component of the 2023 Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 6.35% over the expected life of the 2023 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2023 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2023 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Debt issuance costs related to the 2023 Notes were comprised of discounts upon original issuance of $1.7 million and third party offering costs of $4.6 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets.

2023 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2023 Notes and the exercise of the overallotment option in June 2018, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 1.7 million shares of our common stock at a price of approximately $193.65 per share. The total cost of the convertible note hedge transactions was $91.9 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 1.7 million shares of our common stock at a price of $309.84 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 3.5 million shares of common stock (which cap may also be subject to adjustment). We received $51.0 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity (deficit), are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

We recorded a deferred tax liability of $22.3 million in connection with the debt discount associated with the 2023 Notes and recorded a deferred tax asset of $22.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 4, 2018, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of August 4, 2018. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 4, 2018, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of August 4, 2018. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Asset Based Credit Facility

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders. On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (the “credit agreement”). The credit agreement has a revolving line of credit with availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. In addition, the credit agreement established an $80.0 million LILO term loan facility which was repaid in full in June 2018. As a result of the repayment, we incurred a $0.5 million loss on extinguishment of debt, which represents the acceleration of amortization of debt issuance costs. We did not incur any prepayment penalties upon the early extinguishment of the LILO term loan.

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

In addition, under our credit agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). The trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base. If the availability under the credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain an FCCR of at least one to one. As of August 4, 2018, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

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

As of August 4, 2018, Restoration Hardware, Inc. had no outstanding borrowings and $437.8 million of availability under the revolving line of credit, net of $12.8 million in outstanding letters of credit. As a result of the consolidated FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit would be approximately $392.8 million as of August 4, 2018.

Share Repurchase Programs

During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion, which represented 49.5% of the shares outstanding as of the end of fiscal 2016. We generated $415 million in free cash flow in fiscal 2017 which supported our share repurchase programs. Free cash flow is calculated as net cash provided by operating activities and net proceeds from sale of assets held for sale, less capital expenditures, payments on build-to-suit lease transactions and payments on capital leases. Free cash flow excludes all non-cash items, such as the non-cash additions of property and equipment due to build-to-suit lease transactions. Free cash flow is included in this filing because management believes that free cash flow provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. A reconciliation of our net cash provided by operating activities to free cash flow is as follows:

Twelve Months Ended
February 3, 2018
(in thousands)
Net cash provided by operating activities (1)	$556,817
Capital expenditures (1)	(146,233)
Payments on build-to-suit lease transactions	(10,200)
Payments on capital leases	(377)
Proceeds from sale of assets held for sale—net	15,123
Free cash flow	$415,130

(1)

Amounts have been updated to reflect the adoption of Accounting Standards Update No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash, which we adopted in the first quarter of fiscal 2018. The adoption resulted in an increase of the beginning and ending “cash and cash equivalents and restricted cash equivalents” amounts for the year ended February 3, 2018 of $28.0 million and $17.9 million, respectively, as well as resulted in an increase in capital expenditures for the year ended February 3, 2018 of $33.7 million and a decrease in construction related deposits of $14.4 million for the year ended February 3, 2018.

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

Contractual Obligations

As of August 4, 2018, our future contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	Remainder of 2018	2019-2020	2021–2022	Thereafter
	(in thousands)
Convertible senior notes due 2019	$350,000	$—	$350,000	$—	$—
Convertible senior notes due 2020	300,000	—	300,000	—	—
Convertible senior notes due 2023	335,000	—	—	—	335,000
Asset based credit facility (1)	—	—	—	—	—
Operating leases (2)	637,012	44,389	147,029	112,578	333,016
Other non-current obligations (3)	754,503	17,785	77,560	89,004	570,154
Capital lease obligations	15,163	928	3,678	2,669	7,888
Notes payable for share repurchases	19,633	—	892	15,920	2,821
Letters of credit	12,762	12,762	—	—	—
Total	$2,424,073	$75,864	$879,159	$220,171	$1,248,879

(1)	Under the credit agreement, the asset based credit facility has a maturity date of June 28, 2022.
(2)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above does not include future obligations for renewal options that have not yet been exercised. The future operating lease obligations would change if we were to exercise these options. Amounts above do not include estimated contingent rent due under operating leases. Our obligation for contingent rent as of August 4, 2018 was $4.2 million.

(3)

Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. These amounts may be reduced in the event we are able to effect a sale-leaseback on any of these locations.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of August 4, 2018.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of August 4, 2018, we had no outstanding borrowings under the revolving line of credit. As of August 4, 2018, the undrawn borrowing availability under the revolving line of credit was $437.8 million, net of $12.8 million in outstanding letters of credit. As a result of the FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available under the revolving line of credit was approximately $392.8 million as of August 4, 2018. Based on the average interest rate on the revolving line of credit during the three months ended August 4, 2018, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

As of August 4, 2018, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of August 4, 2018, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of August 4, 2018, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

0.00% Convertible Senior Notes due 2023

In connection with the issuance of the 2023 Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. The convertible note hedge transactions relate to, collectively, 1.7 million shares of our common stock, which represents the number of shares of our common stock underlying the 2023 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Notes. These convertible note hedge transactions are expected to reduce the potential earnings dilution with respect to our common stock upon conversion of the 2023 Notes and/or reduce our exposure to potential cash or stock payments that may be required upon conversion of the 2023 Notes.

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $309.84 per share. Refer to Note 7—Convertible Senior Notes in our condensed consolidated financial statements.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“2017 Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2018 (the “First Quarter Form 10-Q”).

The risks described herein and those described in our 2017 Form 10-K and First Quarter Form 10-Q are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and First Quarter Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition. We have identified additional material changes to our risk factors set forth below.

We are subject to risks associated with our dependence on foreign manufacturing and imports for our merchandise.

Based on total dollar volume of purchases, in fiscal 2017 we sourced approximately 86% of our merchandise from outside the United States, including 77% from Asia and approximately 40% of our merchandise from China. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as any trade and or other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations whether in connection with new products we introduce or new production locations that may be introduced, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we have no long-term contracts with them and generally transact business with them on an order-by-order basis.

Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity or affect the price of some types of goods that we import into the United States. In addition, substantial regulatory uncertainty exists regarding international trade and trade policy, both in the United States and abroad. For example, recently President Trump has introduced a number of different tariffs on various goods imported from China. The Trump administration has also raised a number of other trade related initiatives that may affect importation of goods including renegotiation of trade agreements with Mexico and Canada as well as other countries and the possible introduction of further import duties or tariffs. On July 10, 2018, the Office of U.S.

Trade Representative announced a proposed 10 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture and lighting product categories. We have evaluated the supplemental list issued by the U.S. Trade Representative on July 10, 2018 and believe that a significant subset of our furniture and lighting sourced from China would be affected by the proposed tariffs. While we are continuing to assess these proposed tariffs on Chinese imports, and believe that we can adjust our supply chain appropriately in the event that such tariffs become effective on a permanent basis, there can be no assurance that we will not experience disruption in our business related to these or other changes in trade practices and applicable rules.

Any changes to tariffs or other rules related to cross border trade, including the possible implementation of additional tariffs, could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products in China or other countries outside the United States, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. Certain of our competitors may be better positioned than us to withstand or react to these kinds of changes including border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. In addition, to the extent that our competitors, our vendors or companies in other industries that manufacture products in China respond to the tariffs imposed to date or the possibility of future tariffs by shifting production to other countries in Asia or to other regions, the costs of production in such countries may increase, which may increase our costs or otherwise have an adverse impact on our product supply chain. Similarly, to the extent that we or our vendors respond to the tariffs imposed to date or the possibility of future tariffs by shifting merchandise purchases or production to other countries in Asia or to other regions, we may face delays or costs associated with developing new vendor relationships and our vendors may face delays or costs associated with bringing online new manufacturing facilities, which may increase the cost of our products or cause delays in the shipment of our merchandise that result in the cancellation of orders by our customers. An interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, charges on or assessment of additional import duties, tariffs, anti-dumping duties and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, political unrest, economic uncertainties, including inflation, foreign government regulations, trade restrictions, increased labor costs and other similar factors that might affect the operations of our vendors in specific countries such as China.

In addition, there is a risk of compliance violations by our vendors, which could lead to adverse consequences related to the failure of our vendors to adhere to applicable manufacturing requirements or other applicable rules. Any such noncompliance could have an adverse impact on our business and may result in product recalls, regulatory action, product liabilities, investigation by governmental agencies and other similar adverse consequences. Any failure by our vendors outside the United States to adhere to applicable legal requirements or our global compliance standards such as fair labor standards, prohibitions on child labor and other product safety or manufacturing safety standards could give rise to a range of adverse consequences including the disruption of our supply chain as well as potential liability to us and harm our reputation and brand and could subject us to other adverse consequences including boycotts by our consumer or special interest groups including activists, any of which actions could negatively affect our business and results of operations.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If we fail to use our financial resources effectively, or if we are unable to borrow sufficient capital when needed, it could have a significant negative effect on our ability to grow our business.

We have historically relied on the availability of some amount of debt financing to fund our operations. We have also incurred indebtedness to finance other strategic initiatives, such as the aggregate $1 billion in stock repurchase programs authorized by our Board of Directors, which program was fully completed during fiscal 2017. We completed debt financings in fiscal 2014, fiscal 2015 and fiscal 2018 through the issuance of three series of convertible senior notes for an aggregate principal amount of $985 million. As of August 4, 2018, we had no amounts outstanding borrowings and $437.8 million of availability under our revolving line of credit, net of $12.8 million in outstanding letters of credit. As a result of the consolidated fixed charge coverage ratio restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to us and the other affiliated parties under the revolving line of credit was approximately $392.8 million as of August 4, 2018.

While we believe that we currently have sufficient capital for the operation of our business in the near term, we may expend some significant portion of our capital on investments in our business, the purchase of our equity securities, the acquisition of new businesses and our significant number of concurrent initiatives. In addition, our capital needs may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2017, we spent $146.2 million for capital expenditures which was offset by proceeds from sales of assets of approximately $15.1 million. We anticipate our gross capital expenditures to be approximately $125 million to $135 million in fiscal 2018, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. Our fiscal 2018 capital expenditures will be partially offset by proceeds from anticipated sales of assets of $50 million. We plan to continue opening Design Galleries in select major metropolitan markets, pursuing category extensions of our brand, and exploring new business areas. We own the building and land for our Gallery in San Francisco, as well as the location of our wine tasting room in Yountville, California, which is expected to be the location of a Design Gallery in the future, but to date we have principally relied upon leases with landlords for our other locations. As we develop new Galleries, as well as potentially other strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment than a traditional store lease with a landlord. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

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

In addition, while we anticipate that we will be able to repay our debt maturities as they come due, there can be no assurance that we will have sufficient financial resources or be able to arrange financing to repay these obligations, or that we will be able to extend their maturities or otherwise refinance our obligations as needed. For example, in certain circumstances, we may be required to repay the three series of convertible senior notes that we issued in fiscal 2014, fiscal 2015 and fiscal 2018 with cash payments. See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Senior Notes. Additionally, at the time the notes become due, the trading price of our common stock may be such that we may find it necessary to settle the notes in cash. There can be no assurance that we will be able to pay the amount of cash due if holders surrender their notes for conversion. In addition, agreements governing any debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the notes or to pay cash upon the conversion of the notes may be limited by law or regulatory authority. In addition, if we fail to purchase the notes, to pay special interest, if any, due on the notes, or to pay the amount of cash due upon conversion, we will be in default under the respective indentures governing the notes, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the notes or to pay the amount of cash due upon conversion.

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

Our business is dependent on certain key personnel; if we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

The success of our business depends upon the continued service of certain key personnel, particularly our Chairman and Chief Executive Officer, Gary Friedman. We face risks related to loss of any key personnel and we also face risks related to any changes that may occur in key senior leadership executive positions. Any disruption in the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. These changes could also increase the volatility of our stock price.

Many of our key personnel periodically travel together while on company business. We do not have a policy that prohibits key officers and directors from flying together, whether flying commercially or in our corporate aircraft. We face risks related to any loss of key personnel that might arise as a result of such travel arrangements. In addition, we do not maintain key man life insurance policies on any of our key personnel. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of our key personnel.

We recently appointed a new President, Chief Financial and Administrative Officer connection with the retirement of the previous President, Chief Financial and Administrative Officer and we may face risks related to the transition of such position in our leadership team.

Competition for qualified employees and personnel in the retail industry is intense, particularly in the San Francisco Bay Area where our headquarters are located, and we may be unable to retain personnel that are important to our business or hire additional qualified personnel. The process of identifying personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, and store managers, and upon the continued contributions of these people. In addition, our complex operations require the services of qualified and experience management personnel, with expertise in the areas including information technology and supply chain management. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel

In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of store and other employees who understand and appreciate our corporate culture and customers. Turnover in the retail industry and food and beverage industry is generally high. Excessive employee turnover will result in higher employee costs associated with finding, hiring and training new store employees. If we are unable to hire and retain store and other personnel capable of consistently providing a high level of customer service, our ability to open new stores, service the needs of our customers and expand our food and beverage business may be impaired, the performance of our existing and new stores and operations could be materially adversely affected and our brand image may be negatively impacted.

We expect that our common stock may experience increased trading volatility in connection with our Convertible Notes Financings.

In June 2015, we issued $250 million of 0.00% convertible senior notes due 2020 and, on July 2, 2015, we issued an additional $50 million pursuant to the exercise of the overallotment option granted to the initial purchasers as part of the June 2015 offering (collectively, the “2020 Notes”). In June 2014, we issued $300 million of 0.00% convertible senior notes due 2019 and, on June 24, 2014, we issued an additional $50 million pursuant to the exercise of an overallotment option granted to the initial purchasers as part of the June 2014 offering (the “2019 Notes”). In June 2018, we issued $300 million of 0.00% convertible senior notes due 2023 and, on June 26, 2018, we issued an additional $35 million pursuant to the exercise of an overallotment option granted to the initial purchasers as part of the June 2018 offering (the “2023 Notes” and, together with the 2019 Notes and the 2020 Notes, the “Notes”). In connection with each offering of the Notes, we entered into convertible note hedge transactions with certain counterparties (the “Bond Hedge”) and warrant transactions (the “Warrants” and together with the Notes and the Bond Hedge, the “Convertible Notes Financings”) with the same counterparties (the “hedge counterparties”).

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

Taken together, the Bond Hedge and Warrants are intended, but not guaranteed, to offset any actual earnings dilution that could occur upon delivery of shares of common stock to satisfy to our conversion obligation under the Notes. For the 2020 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $189.00 per share, the strike price of the 2020 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2020 Notes. For the 2019 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $171.98 per share, the strike price of the 2019 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2019 Notes. For the 2023 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $309.84 per share, the strike price of the 2023 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2023 Notes. However, these transactions are complex, and there can be no assurance that they will operate as planned.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended August 4, 2018

During the three months ended August 4, 2018, we repurchased the following shares of our common stock:

	Number of Shares	Average Purchase Price Per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in millions)
May 6, 2018 to June 2, 2018 (1)	1,297	$101.24	—	$—
June 3, 2018 to July 7, 2018 (1)	40,830	$159.92	—	$—
July 8, 2018 to August 4, 2018 (1)	1,222	$134.50	—	$—
Total	43,349	$157.45	—

(1)

Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

4.1	Indenture dated June 18, 2018, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2023.	8-K	001-35720	June 19, 2018	4.1

4.2	First Supplement Indenture dated September 4, 2018, between RH and U.S. Bank National Association, as Trustee, relating to the 0.00% Convertible Senior Note due 2023.	—	—	—	—	X

10.1	Form of Base Convertible Bond Hedge Confirmation, dated June 13, 2018, between RH and each of the counterparties thereto.	8-K	001-35720	June 19, 2018	10.1

10.2	Form of Base Warrant Confirmation, dated June 13, 2018, between RH and each of the counterparties thereto.	8-K	001-35720	June 19, 2018	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

Date: September 4, 2018	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2018	By:	/s/ Ryno Blignaut
Ryno Blignaut
President, Chief Financial and Administrative Officer
(Principal Financial Officer)

Date: September 4, 2018	By:	/s/ Karen Boone
Karen Boone
Principal Accounting Officer
(Principal Accounting Officer)