Form 10-Q
period 2018-11-03
RH
filed 2018-12-04
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2018, 21,216,240 shares of registrant’s common stock were outstanding.

RH

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	November 3,	February 3,
	2018	2018
		As Revised
ASSETS
Current assets:
Cash and cash equivalents	$7,755	$17,907
Accounts receivable—net	42,748	31,412
Merchandise inventories	566,117	527,026
Prepaid expense and other current assets	77,418	68,585
Total current assets	694,038	644,930
Property and equipment—net	856,230	800,698
Goodwill	141,824	141,893
Trademarks and other intangible assets	100,663	100,702
Deferred tax assets	29,049	23,311
Other non-current assets	21,521	21,332
Total assets	$1,843,325	$1,732,866
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$306,860	$318,765
Deferred revenue and customer deposits	165,065	149,404
Convertible senior notes due 2019—net	339,707	—
Other current liabilities	53,441	51,166
Total current liabilities	865,073	519,335
Asset based credit facility	107,500	199,970
Term loan—net	—	79,499
Convertible senior notes due 2019—net	—	327,731
Convertible senior notes due 2020—net	266,506	252,994
Convertible senior notes due 2023—net	244,944	—
Financing obligations under build-to-suit lease transactions	220,708	229,323
Deferred rent and lease incentives	54,501	54,983
Other non-current obligations	52,073	76,367
Total liabilities	1,811,305	1,740,202
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of November 3, 2018 and February 3, 2018	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 42,593,751 shares issued and 21,209,940 shares outstanding as of November 3, 2018; 41,737,470 shares issued and 21,517,338 shares outstanding as of February 3, 2018	2	2
Additional paid-in capital	934,199	840,765
Accumulated other comprehensive loss	(2,300)	(171)
Retained earnings	245,870	152,394
Treasury stock—at cost, 21,383,811 shares as of November 3, 2018 and 20,220,132 shares as of February 3, 2018	(1,145,751)	(1,000,326)
Total stockholders’ equity (deficit)	32,020	(7,336)
Total liabilities and stockholders’ equity (deficit)	$1,843,325	$1,732,866

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net revenues	$636,558	$592,473	$1,834,762	$1,769,879
Cost of goods sold	382,047	378,148	1,096,616	1,179,485
Gross profit	254,511	214,325	738,146	590,394
Selling, general and administrative expenses	207,495	171,163	552,154	528,213
Income from operations	47,016	43,162	185,992	62,181
Other expenses
Interest expense—net	19,371	18,915	53,886	45,496
Loss on extinguishment of debt	—	4,880	917	4,880
Total other expenses	19,371	23,795	54,803	50,376
Income before income taxes	27,645	19,367	131,189	11,805
Income tax expense	5,234	6,216	16,677	9,886
Net income	$22,411	$13,151	$114,512	$1,919
Weighted-average shares used in computing basic net income per share	22,082,141	21,221,848	21,850,955	29,076,556
Basic net income per share	$1.01	$0.62	$5.24	$0.07
Weighted-average shares used in computing diluted net income per share	27,703,319	23,535,617	26,810,035	30,593,382
Diluted net income per share	$0.81	$0.56	$4.27	$0.06

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net income	$22,411	$13,151	$114,512	$1,919
Net gains (losses) from foreign currency translation	(382)	(723)	(2,129)	154
Net unrealized holding gains on available-for-sale investments	—	—	—	11
Total comprehensive income	$22,029	$12,428	$112,383	$2,084

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 3,	October 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114,512	$1,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,180	51,092
Lease impairment adjustment	4,438	—
Non-cash charges resulting from inventory step-up	380	2,108
Amortization of debt discount	29,669	22,685
Stock-based compensation expense	17,777	42,929
Loss on extinguishment of debt	917	4,880
Other non-cash interest expense	4,245	4,914
Change in assets and liabilities:
Accounts receivable	(11,398)	(319)
Merchandise inventories	(39,815)	190,620
Prepaid expense and other assets	(52,294)	38,745
Accounts payable and accrued expenses	(23,601)	10,491
Deferred revenue and customer deposits	20,893	20,617
Other current liabilities	11,670	448
Deferred rent and lease incentives	(353)	846
Other non-current obligations	(2,628)	(1,887)
Net cash provided by operating activities	127,592	390,088
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(104,403)	(104,233)
Proceeds from sale of assets held for sale—net	—	15,123
Purchase of investments	—	(16,109)
Maturities of investments	—	46,890
Sales of investments	—	145,020
Net cash provided by (used in) investing activities	(104,403)	86,691
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under asset based credit facility	656,000	446,000
Repayments under asset based credit facility	(748,470)	(105,000)
Borrowing under term loans	—	180,000
Repayments under term loans	(80,000)	(103,000)
Borrowing under promissory and equipment security notes	—	34,000
Repayments under promissory and equipment security notes	(31,974)	(841)
Debt issuance costs	—	(8,298)
Proceeds from issuance of convertible senior notes	335,000	—
Proceeds from issuance of warrants	51,021	—
Purchase of convertible note hedges	(91,857)	—
Debt issuance costs related to convertible senior notes	(6,349)	—
Repurchases of common stock—including commissions	(145,182)	(1,000,326)
Proceeds from exercise of stock options	35,827	15,369
Tax withholdings related to issuance of stock-based awards	(8,947)	(4,881)
Borrowing on build-to-suit financing obligations	3,539	—
Payments on build-to-suit lease transactions	(7,733)	(8,734)
Payments on capital leases	(494)	(258)
Net cash used in financing activities	(39,619)	(555,969)
Effects of foreign currency exchange rate translation	(136)	22
Net decrease in cash and cash equivalents and restricted cash equivalents	(16,566)	(79,168)
Cash and cash equivalents
Beginning of period—cash and cash equivalents	17,907	87,023
Beginning of period—restricted cash equivalents (construction related deposits)	7,407	28,044
Beginning of period—cash and cash equivalents and restricted cash equivalents	25,314	115,067

End of period—cash and cash equivalents	7,755	22,162
End of period—restricted cash equivalents (construction related deposits)	993	13,737
End of period—cash and cash equivalents and restricted cash equivalents	$8,748	$35,899

Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$27,711	$24,081
Property and equipment additions due to build-to-suit lease transactions	9,312	35,463
Property and equipment acquired under capital lease	1,534	753
Property and equipment additions from unpaid construction related deposits	809	3,478
Issuance of non-current notes payable related to share repurchases from former employees	243	—
Property and equipment reduction due to build-to-suit lease transaction termination	(8,143)	—

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

As of November 3, 2018, the Company operated a total of 86 retail Galleries and 37 outlet stores in 32 states, the District of Columbia and Canada, and includes 15 Waterworks showrooms in the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the Company’s financial position as of November 3, 2018, and the results of operations for the three and nine months ended November 3, 2018 and October 28, 2017. The Company’s current fiscal year, which consists of 52 weeks, ends on February 2, 2019 (“fiscal 2018”).

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

The results of operations for the three and nine months ended November 3, 2018 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revision

During the third quarter of fiscal 2018, management determined that the Company had incorrectly reported the impact during the fiscal year ended February 3, 2018 of retiring its common stock in accordance with Accounting Standards Codification (“ASC”) 505—Equity. The common stock being retired was related to shares repurchased under the Company’s equity plans. This resulted in an overstatement of treasury stock of $19.5 million and an overstatement of additional paid-in capital of $19.5 million on the consolidated balance sheets as of February 3, 2018, May 5, 2018 and August 4, 2018. There was no impact on the consolidated statements of income or cash flows related to this misstatement. This error was not considered to be material to any of the previously issued annual or interim financial statements.

The following are selected line items from the Company’s condensed consolidated balance sheets and consolidated statements of stockholders’ equity illustrating the effect of the revision (in thousands):

	Condensed Consolidated Balance Sheets
	February 3, 2018
	As Reported	Adjustment	As Revised
Stockholders’ equity:
Common stock	$2	$—	$2
Additional paid-in capital	860,288	(19,523)	840,765
Accumulated other comprehensive income	(171)	—	(171)
Retained earnings	152,394	—	152,394
Treasury stock	(1,019,849)	19,523	(1,000,326)
Total stockholders’ equity	$(7,336)	$—	$(7,336)

	Unaudited Condensed Consolidated Balance Sheets
	May 5, 2018
	As Reported	Adjustment	As Revised
Stockholders’ equity:
Common stock	$2	$—	$2
Additional paid-in capital	870,751	(19,523)	851,228
Accumulated other comprehensive income	(1,436)	—	(1,436)
Retained earnings	159,417	—	159,417
Treasury stock	(1,020,092)	19,523	(1,000,569)
Total stockholders’ equity	$8,642	$—	$8,642

	Unaudited Condensed Consolidated Balance Sheets
	August 4, 2018
	As Reported	Adjustment	As Revised
Stockholders’ equity:
Common stock	$2	$—	$2
Additional paid-in capital	944,610	(19,523)	925,087
Accumulated other comprehensive income	(1,918)	—	(1,918)
Retained earnings	223,459	—	223,459
Treasury stock	(1,020,092)	19,523	(1,000,569)
Total stockholders’ equity	$146,061	$—	$146,061

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

Gift card breakage—Under Topic 606, the Company recognizes gift card breakage proportional to actual gift card redemptions and such breakage is recorded within net revenues on the condensed consolidated statements of income. Gift card breakage was previously recorded as a reduction to selling, general and administrative expenses when the likelihood of redemption was remote. Upon adoption of Topic 606, gift card liabilities of $6.0 million were reclassified to retained earnings on the consolidated balance sheets, resulting in an increase to the opening retained earnings balance.

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

Allowance for sales returns—In connection with adoption of Topic 606, the Company is required to recognize its allowance for sales returns on a gross basis rather than as a net liability. Upon adoption, this resulted in an increase to prepaid and other current assets (“right of return asset for merchandise”), with a corresponding increase to other current liabilities on the consolidated balance sheets, and did not impact the consolidated statements of income. As of November 3, 2018, the right of return asset for merchandise was $5.9 million.

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

Contract Liabilities

The Company defers revenue associated with merchandise delivered via the home-delivery channel. As the Company recognizes revenue when the merchandise is delivered to our customers, it is included as deferred revenue on the consolidated balance sheets while in-transit. Customer deposits represent payments made by customers on custom orders. At the time of order placement the Company collects deposits for all custom orders equivalent to 50% of the purchase price. Custom order deposits are recognized as revenue when a customer obtains control of the merchandise. In addition, the Company collects annual membership fees related to the RH Members Program. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, using historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year. The Company expects that substantially all of the deferred revenue, customer deposits and deferred membership fees as of November 3, 2018 will be recognized within the next six months as the performance obligations are satisfied.

In addition, the Company defers revenue when cash payments are received in advance of performance for unsatisfied obligations related to its gift cards and merchandise credits. Customer liabilities related to gift cards and merchandise credits was $20.1 million and $24.1 million as of November 3, 2018 and February 3, 2018, respectively. As discussed above, $6.0 million of the decrease was due to the reclassification of gift card liabilities to retained earnings upon adoption of Topic 606. During the three and nine months ended November 3, 2018, the Company recognized $5.9 million and $15.6 million of revenue related to previous deferrals related to its gift cards and merchandise credits, respectively, and recorded gift card breakage of $0.4 million and $1.2 million, respectively. The Company expects that approximately 70% of the remaining gift card and merchandise credit liabilities will be recognized when the gift cards are redeemed by customers.

Disaggregated Revenue

The Company recognizes revenue from its stores and direct sales channels. Stores net revenues represent sales originating in retail stores, including Waterworks showrooms, and outlet stores. Direct net revenues include sales through the Company’s Source Books, websites, and phone orders, including its Contract business and a portion of its Trade business. During the three months ended November 3, 2018, net revenues recognized from the stores and direct sales channels were $370.4 million and $266.2 million, respectively. During the nine months ended November 3, 2018, net revenues recognized from the stores and direct sales channels were $1,046.8 million and $788.0 million, respectively.

Adoption Impact on Fiscal 2018 Results

The following tables summarize the impact of adopting Topic 606 on the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended November 3, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net revenues	$636,558	$(1,066)	$635,492
Cost of goods sold	382,047	(80)	381,967
Gross profit	254,511	(986)	253,525
Selling, general and administrative expenses	207,495	(11,693)	195,802
Income from operations	47,016	10,707	57,723
Other expenses
Interest expense—net	19,371	—	19,371
Loss on extinguishment of debt	—	—	—
Total other expenses	19,371	—	19,371
Income before income taxes	27,645	10,707	38,352
Income tax expense	5,234	2,015	7,249
Net income	$22,411	$8,692	$31,103

	Nine Months Ended November 3, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net revenues	$1,834,762	$(10,361)	$1,824,401
Cost of goods sold	1,096,616	(3,730)	1,092,886
Gross profit	738,146	(6,631)	731,515
Selling, general and administrative expenses	552,154	(18,995)	533,159
Income from operations	185,992	12,364	198,356
Other expenses
Interest expense—net	53,886	—	53,886
Loss on extinguishment of debt	917	—	917
Total other expenses	54,803	—	54,803
Income before income taxes	131,189	12,364	143,553
Income tax expense	16,677	520	17,197
Net income	$114,512	$11,844	$126,356

The following table summarizes the impact of adopting Topic 606 on certain line items of the Company’s condensed consolidated balance sheets (in thousands):

	As of November 3, 2018
	As Reported	Adjustments	Balances without Adoption of Topic 606
Prepaid expense and other current assets	$77,418	$46,972	$124,390
Deferred tax assets	29,049	(6,561)	22,488
Accounts payable and accrued expenses	306,860	(789)	306,071
Deferred revenue and customer deposits	165,065	10,006	175,071
Other current liabilities	53,441	(1,686)	51,755
Retained earnings	245,870	32,880	278,750

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

Cash Flow Classification

In August 2016, the FASB issued Accounting Standards Update No. 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses eight specific cash flow issues with the objective of reducing existing diversity in practice regarding the manner in which certain cash receipts and payments are presented and classified in the consolidated statements of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this new accounting standard in the first quarter of fiscal 2018 which resulted in a change to the presentation of the loss on early extinguishment of debt within the statement of cash flows for the nine months ended October 28, 2017. Adoption of this new accounting standard resulted in an increase in the loss on extinguishment of debt amount in cash flows from operating activities of $3.0 million and an increase in repayments under term loans in cash flows from financing activities of $3.0 million for the nine months ended October 28, 2017.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Adoption of the standard will be applied using a retrospective transition method to each period presented. The Company adopted this new accounting standard in the first quarter of fiscal 2018 which resulted in a change to the presentation of the construction related deposits within the statement of cash flows. The Company considers the construction related deposits to be “restricted cash equivalents” and therefore, under the new accounting guidance, is required to include such deposits in beginning and ending “cash and cash equivalents and restricted cash equivalents” on the statement of cash flows. Previously, funding of the construction related deposit accounts was included within the “investing” section of the statement of cash flows and usage of the deposits was presented as a non-cash transaction. Under the new accounting guidance, funding of the construction related deposit accounts will not be presented within the statement of cash flows and the usage of the deposits will be presented within the “capital expenditures” line item under the “investing” section. Adoption of this new accounting standard resulted in an increase of the beginning and ending “cash and cash equivalents and restricted cash equivalents” amounts of $28.0 million and $13.7 million, respectively, as well as resulted in an increase in capital expenditures of $27.4 million and a decrease in construction related deposits of $12.8 million in cash flows from investing activities for the nine months ended October 28, 2017.

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

The Company continues to assess all potential impacts of the ASUs. The Company plans to elect to adopt the transition practical expedients, however, it does not expect to apply the hindsight practical expedient upon adoption. The Company plans to adopt the lease and non-lease component policy election for certain asset classes, as well as the short-term lease policy election offered under the ASUs.

The ASUs are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the ASUs in the first quarter of fiscal 2019. The Company plans to elect to adopt using a retrospective approach and to apply the new accounting standard to each prior reporting period presented. The Company continues to evaluate the effects that the adoption of this guidance will have on its consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements given that the Company has a significant number of leases.

Cloud Computing

In August 2018, the FASB issued Accounting Standards Update 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amends Accounting Standards Update 2015-05—Customers Accounting for Fees in a Cloud Computing Agreement. The amendments in this ASU more closely align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this new accounting standard will have on its consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	November 3,	February 3,
	2018	2018
Federal and state tax receivable	$19,513	$—
Vendor deposits	15,931	9,701
Capitalized catalog costs	10,138	44,122
Right of return asset for merchandise	5,881	—
Prepaid expense and other current assets	25,955	14,762
Total prepaid expense and other current assets	$77,418	$68,585

Other non-current assets consist of the following (in thousands):

	November 3,	February 3,
	2018	2018
Promissory note receivable, including interest	$5,042	$—
Deferred financing fees	3,665	4,446
Construction related deposits	993	7,407
Other deposits	5,102	4,997
Other non-current assets	6,719	4,482
Total other non-current assets	$21,521	$21,332

NOTE 4—GOODWILL AND TRADEMARKS AND DOMAIN NAMES

The following sets forth the goodwill and trademarks and domain names activity for the RH Segment and Waterworks for the nine months ended November 3, 2018 (in thousands):

		Foreign
	February 3,	Currency	November 3,
	2018	Translation	2018
RH Segment
Goodwill	$124,448	$(69)	$124,379
Trademarks and domain names	48,563	—	48,563

Waterworks
Goodwill (1)	17,445	—	17,445
Trademarks	52,100	—	52,100

(1)	The Waterworks reporting unit goodwill is presented net of an impairment charge of $33.7 million, which was recorded in fiscal 2017.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	November 3,	February 3,
	2018	2018
Accounts payable	$172,275	$195,313
Accrued compensation (1)	54,175	47,534
Accrued freight and duty	24,383	23,757
Accrued sales taxes	18,885	19,525
Accrued occupancy	14,017	8,612
Accrued catalog costs	10,405	9,000
Accrued professional fees	3,236	3,555
Other accrued expenses	9,484	11,469
Total accounts payable and accrued expenses	$306,860	$318,765

(1)	Includes approximately $7.4 million related to the reorganization executed by the Company in November 2018 which was the result of streamlining and realigning the home office operations.

Other current liabilities consist of the following (in thousands):

	November 3,	February 3,
	2018	2018
Allowance for sales returns	$20,631	$10,565
Unredeemed gift card and merchandise credit liability	20,106	24,138
Product recall reserves	6,876	1,201
Current portion of non-current debt	892	6,033
Federal and state tax payable	—	5,391
Other current liabilities	4,936	3,838
Total other current liabilities	$53,441	$51,166

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	November 3,	February 3,
	2018	2018
Notes payable for share repurchases	$18,741	$19,390
Lease loss liabilities	12,440	9,684
Capital lease obligations—non-current	7,991	7,509
Unrecognized tax benefits	3,574	3,728
Deferred contract incentive (1)	3,572	5,358
Rollover units and profit interests (2)	2,531	2,211
Other non-current obligations	3,224	2,996
Equipment security notes (3)	—	13,864
Promissory note (4)	—	11,627
Total other non-current obligations	$52,073	$76,367

(1)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement. The amount will be amortized over the term of the agreement.
(2)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 13—Stock-Based Compensation.
(3)

Represents the non-current portion of equipment security notes secured by certain of the Company’s distribution center property and equipment. The equipment security notes were repaid in full in June 2018. As a result of the repayment, the Company incurred a $0.2 million loss on extinguishment of debt in the nine months ended November 3, 2018.

(4)

Represents the non-current portion of a promissory note secured by the Company’s aircraft. The promissory note was repaid in full in June 2018. As a result of the repayment, the Company incurred a $0.2 million loss on extinguishment of debt in the nine months ended November 3, 2018.

Lease Loss Liabilities

During the fourth quarter of fiscal 2016, the Company initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and no longer operates RHCA as a separate division. During the third quarter of fiscal 2018, the Company recorded expense of $3.4 million in the RH Segment related to the remeasurement of the lease loss liability for RHCA resulting from an update to both the timing and the amount of future estimated lease related cash inflows based on present market conditions, which is included in selling, general and administrative expenses on the consolidated statements of income.

During the third quarter of fiscal 2018, the Company initiated and executed a plan to close its distribution center located in Essex, MD. As a result of the distribution center closure, the Company incurred restructuring related costs in the RH Segment, including a lease loss liability of $2.2 million, loss on disposal of capitalized property and equipment of $0.2 million, as well as costs for employee termination benefits of $0.2 million. The impact to selling, general and administrative expenses on the consolidated statements of income was $2.6 million, which represents the total charges expected to be incurred with the distribution center closure.

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

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 3, 2018, none of these conditions have occurred and, as a result, the 2023 Notes are not convertible as of November 3, 2018. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2023 Notes were comprised of discounts upon original issuance of $1.7 million and third party offering costs of $4.6 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During the three and nine months ended November 3, 2018, the Company recorded $0.2 million and $0.3 million related to the amortization of debt issuance costs, respectively.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

November 3,
2018
Liability component
Principal	$335,000
Less: Debt discount	(85,295)
Net carrying amount	$249,705
Equity component (1)	$90,990

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.9 million and $5.7 million for the amortization of the debt discount related to the 2023 Notes during the three and nine months ended November 3, 2018, respectively.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 3, 2018, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of November 3, 2018. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During both the three months ended November 3, 2018 and October 28, 2017, the Company recorded $0.3 million related to the amortization of debt issuance costs. During both the nine months ended November 3, 2018 and October 28, 2017, the Company recorded $0.8 million related to the amortization of debt issuance costs.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	November 3,	February 3,
	2018	2018
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(31,448)	(44,135)
Net carrying amount	$268,552	$255,865
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.3 million and $4.0 million for the amortization of the debt discount related to the 2020 Notes during the three months ended November 3, 2018 and October 28, 2017, respectively. The Company recorded interest expense of $12.7 million and $11.9 million during the nine months ended November 3, 2018 and October 28, 2017, respectively.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 3, 2018, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of November 3, 2018. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During both the three months ended November 3, 2018 and October 28, 2017, the Company recorded $0.2 million related to the amortization of debt issuance costs. During the nine months ended November 3, 2018 and October 28, 2017, the Company recorded $0.7 million and $0.6 million, respectively, related to the amortization of debt issuance costs.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	November 3,	February 3,
	2018	2018
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(9,701)	(20,988)
Net carrying amount	$340,299	$329,012
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.8 million and $3.6 million for the amortization of the debt discount related to the 2019 Notes during the three months ended November 3, 2018 and October 28, 2017, respectively. The Company recorded interest expense of $11.3 million and $10.8 million for the amortization of the debt discount related to the 2019 Notes during the nine months ended November 3, 2018 and October 28, 2017, respectively.

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

NOTE 8—CREDIT FACILITIES

The following balances were outstanding under our credit facilities as of November 3, 2018 and February 3, 2018 (in thousands):

	November 3,			February 3,
	2018			2018
	Outstanding	Unamortized Debt	Net Carrying	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount	Amount	Issuance Costs	Amount
Asset based credit facility	$107,500	$—	$107,500	$199,970	$—	$199,970
LILO term loan	—	—	—	80,000	(501)	79,499
Total credit facilities	$107,500	$—	$107,500	$279,970	$(501)	$279,469

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

In June 2018, the Company repaid the LILO term loan in full. As a result of the repayment, the Company incurred a $0.5 million loss on extinguishment of debt in the nine months ended November 3, 2018, which represents the acceleration of amortization of debt issuance costs. The Company did not incur any prepayment penalties upon the early extinguishment of the LILO term loan.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of November 3, 2018, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

As of November 3, 2018, the Company had $107.5 million in outstanding borrowings and $359.1 million of availability under the revolving line of credit, net of $12.8 million in outstanding letters of credit.

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

The second lien term loan of $100.0 million was repaid in full on October 10, 2017. As a result of the repayment, the Company incurred a $4.9 million loss on extinguishment of debt in the three months ended October 28, 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

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

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value and carrying value of the 2019 Notes, 2020 Notes and 2023 Notes were as follows (in thousands):

	November 3,		February 3,
	2018		2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes due 2019	$336,113	$340,299	$324,866	$329,012
Convertible senior notes due 2020	267,257	268,552	261,047	255,865
Convertible senior notes due 2023	242,642	249,705	—	—

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

NOTE 10—INCOME TAXES

The Company recorded income tax expense of $5.2 million and $6.2 million in the three months ended November 3, 2018 and October 28, 2017, respectively. The Company recorded income tax expense of $16.7 million and $9.9 million in the nine months ended November 3, 2018 and October 28, 2017. The effective tax rate was 18.9% and 32.1% for the three months ended November 3, 2018 and October 28, 2017, respectively. The effective tax rate was 12.7% and 83.7% for the nine months ended November 3, 2018 and October 28, 2017, respectively. The effective tax rates for the three and nine months ended November 3, 2018 were significantly impacted by discrete tax benefits related to net excess tax windfalls from stock-based compensation resulting from increased option exercise activity and appreciation of the stock price, the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 due to the passage of the Tax Cuts and Jobs Act (the “Tax Act”), and discrete tax impact related to a favorable legal settlement. The effective tax rates for the three and nine months ended October 28, 2017 were impacted by net excess tax benefits from stock-based compensation, and the effective tax rate for the nine months ended October 28, 2017 was also significantly impacted by non-deductible stock-based compensation.

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

The Company has not made any additional measurement period adjustments related to these items during the three and nine months ended November 3, 2018. As the Company continues its analysis of the Tax Act and interprets any additional guidance, it may make adjustments to the provisional amounts that have been recorded that may materially impact the Company's provision for income taxes.

As of November 3, 2018, the Company had $8.3 million of unrecognized tax benefits, of which $7.2 million would reduce income tax expense and the effective tax rate, if recognized. As of February 3, 2018, the Company had $8.2 million of unrecognized tax benefits, of which $6.5 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of November 3, 2018, the Company had $0.4 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 11—NET INCOME PER SHARE

The weighted-average shares used for net income per share is presented in the table below.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Weighted-average shares—basic	22,082,141	21,221,848	21,850,955	29,076,556
Effect of dilutive stock-based awards	4,966,376	2,313,769	4,603,390	1,516,826
Effect of dilutive convertible senior notes (1)	654,802	—	355,690	—
Weighted-average shares—diluted	27,703,319	23,535,617	26,810,035	30,593,382

(1)	The 2019 Notes, 2020 Notes and 2023 Notes have an impact on the Company’s dilutive share count beginning at stock prices of $116.09 per share, $118.13 per share and $193.65 per share, respectively.

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Options	348,423	2,222,103	348,127	3,701,484
Restricted stock units	—	128,723	3,500	305,744
Total anti-dilutive stock-based awards	348,423	2,350,826	351,627	4,007,228

NOTE 12—SHARE REPURCHASES

Fiscal 2018 $700 Million Share Repurchase Program

On October 10, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $700 million (the “Fiscal 2018 $700 Million Repurchase Program”). Under the Fiscal 2018 $700 Million Repurchase Program, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $125.06 per share, for an aggregate repurchase amount of approximately $145.2 million, during the three months ended November 3, 2018. As of November 3, 2018, there was $554.8 million available under the Fiscal 2018 $700 Million Repurchase Program.

Fiscal 2017 $700 Million Share Repurchase Program

On May 2, 2017, the Company’s Board of Directors authorized a share repurchase program of up to $700 million (the “Fiscal 2017 $700 Million Repurchase Program”). Under the Fiscal 2017 $700 Million Repurchase Program, the Company repurchased approximately 12.4 million shares of its common stock at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million, during the three months ended July 29, 2017. As the Fiscal 2017 $700 Million Repurchase Program was completed during the three months ended July 29, 2017 there will be no repurchases in future periods under this repurchase authorization.

Fiscal 2017 $300 Million Share Repurchase Program

On February 21, 2017, the Company’s Board of Directors authorized a share repurchase program of up to $300 million (the “Fiscal 2017 $300 Million Repurchase Program”). Under the Fiscal 2017 $300 Million Repurchase Program, the Company repurchased approximately 7.8 million shares of its common stock at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million, during the three months ended April 29, 2017. As the Fiscal 2017 $300 Million Repurchase Program was completed during the three months ended April 29, 2017 there will be no repurchases in future periods under this repurchase authorization.

Share Repurchases Under Equity Plans

As of November 3, 2018 and February 3, 2018, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.6 million and $19.4 million, respectively. As of November 3, 2018, $0.9 million and $18.7 million were included in other current liabilities and other non-current obligations on the condensed consolidated balance sheets. As of February 3, 2018, $19.4 million was included in other non-current obligations. During both the three months ended November 3, 2018 and October 28, 2017, the Company recorded interest expense on the outstanding notes of $0.2 million. During both the nine months ended November 3, 2018 and October 28, 2017, the Company recorded interest expense on the outstanding notes of $0.7 million.

Of the $19.6 million and $19.4 million notes payable for share repurchases outstanding as of November 3, 2018 and February 3, 2018, respectively, $15.5 million was due to a current board member of the Company.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of income. The Company recorded stock-based compensation expense of $3.7 million and $6.7 million during the three months ended November 3, 2018 and October 28, 2017, respectively. The Company recorded stock-based compensation expense of $17.8 million and $42.9 million during the nine months ended November 3, 2018 and October 28, 2017, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of November 3, 2018, 7,682,449 options were outstanding with a weighted-average exercise price of $54.34 per share and 6,037,255 options were vested with a weighted-average exercise price of $52.13 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of November 3, 2018 was $546.4 million, $513.6 million, and $439.4 million, respectively. Stock options exercisable as of November 3, 2018 had a weighted-average remaining contractual life of 5.31 years. As of November 3, 2018, the total unrecognized compensation expense related to unvested options was $24.1 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.86 years.

As of November 3, 2018, the Company had 436,048 restricted stock units outstanding with a weighted-average grant date fair value of $52.55 per share. During the three months ended November 3, 2018, 19,940 restricted stock units vested with a weighted-average grant date and vest date fair value of $71.25 per share. During the nine months ended November 3, 2018, 183,215 restricted stock units vested with a weighted-average grant date and vest date fair value of $59.03 per share. As of November 3, 2018, there was $11.8 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 2.36 years.

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

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Appreciation Rights is determined based on an OPM. The Company did not record any expense related to the Appreciation Rights during the three and nine months ended November 3, 2018 and October 28, 2017. As of both November 3, 2018 and February 3, 2018, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. For both the three months ended November 3, 2018 and October 28, 2017, the Company recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. For both the nine months ended November 3, 2018 and October 28, 2017, the Company recorded $0.3 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. As of November 3, 2018 and February 3, 2018, the liability associated with the Profit Interests was $1.0 million and $0.7 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of November 3, 2018.

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

Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. An amended consolidated complaint was filed in June 2017 asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint asserts claims purportedly on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to statements regarding the roll out of the RH Modern product line and the Company’s inventory levels. The complaint seeks class certification, monetary damages, and other appropriate relief, including an award of costs and attorneys’ fees. On February 26, 2018, the Court filed an order denying the Company’s motion to dismiss the complaint and the case is in discovery. On October 11, 2018, the court certified the class. On October 25, 2018, the Company filed a petition with the Ninth Circuit to appeal the grant of class certification. While the outcome of litigation is inherently uncertain, the Company and its officers intend to vigorously defend the claims and believe the complaint lacks merit.

Shareholder Derivative Lawsuit

On April 24, 2018, purported Company shareholder David Magnani filed a purported shareholder derivative suit in the United States District Court, Northern District of California, captioned Magnani v. Friedman et al. (No. 18-cv-02452). On June 29, 2018, Hosrof Izmirliyan filed a similar purported shareholder derivative complaint in the same forum, captioned Izmirliyan v. Friedman et al. (No. 18-cv-03930). On July 29, 2018, the court consolidated both derivative actions, and the consolidated action is captioned In re RH Shareholder Derivative Litigation. On August 24, 2018, plaintiffs filed an amended complaint that names RH as a nominal defendant and Gary Friedman, Karen Boone, Carlos Alberini, Keith Belling, Eri Chaya, Mark Demilio, Katie Mitic, Ali Rowghani and Leonard Schlesinger as defendants. The allegations substantially track those in the securities class action described above. Plaintiffs bring claims against all individual defendants under Section 14(a) of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The plaintiffs also allege insider trading and misappropriation of information claims against two of the individual defendants. The amended complaint seeks monetary damages, corporate governance changes, restitution, and an award of costs and attorneys’ fees. The Company believes that plaintiffs lack standing to bring this derivative action. On September 28, 2018, the Company filed a motion to stay proceedings and a motion to dismiss the consolidated complaint. A hearing date for the two motions has not yet been set.

NOTE 15—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. As of November 3, 2018, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

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

Segment Information

The following tables present the statements of operations metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Three Months Ended
	November 3,			October 28,
	2018			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$604,322	$32,236	$636,558	$563,174	$29,299	$592,473
Gross profit	241,124	13,387	254,511	203,221	11,104	214,325
Depreciation and amortization	17,121	1,256	18,377	17,474	1,072	18,546

	Nine Months Ended
	November 3,			October 28,
	2018			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$1,737,933	$96,829	$1,834,762	$1,680,495	$89,384	$1,769,879
Gross profit	698,340	39,806	738,146	555,844	34,550	590,394
Depreciation and amortization	49,694	3,486	53,180	47,761	3,331	51,092

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	November 3,			February 3,
	2018			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,379	$17,445	$141,824	$124,448	$17,445	$141,893
Trademarks and domain names	48,563	52,100	100,663	48,563	52,100	100,663
Total assets	1,715,132	128,193	1,843,325	1,608,290	124,576	1,732,866

(1)	The Waterworks reporting unit goodwill is presented net of an impairment charge of $33.7 million, which was recorded in fiscal 2017.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) severance costs associated with reorganizations, including the closures of distribution centers and the Dallas customer call center as part of our supply chain reorganization, (ii) asset impairments and lease losses, (iii) product recall accruals and adjustments, (iv) disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs and adjustments associated with distribution center closures, (v) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks, (vi) a favorable legal settlement, net of legal expenses, (vii) non-cash compensation charges related to a fully vested option grant made to Mr. Friedman and (viii) gain on sale of building and land. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table presents segment operating income (loss) and income (loss) before tax (in thousands):

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Operating income (loss):
RH Segment	$65,807	$48,724	$198,480	$98,332
Waterworks	20	(719)	(255)	(2,143)
Reorganization related costs	(7,564)	(1,029)	(9,285)	(1,029)
Asset impairments and lease losses	(3,411)	—	(3,411)	—
Recall accrual	(3,986)	(3,552)	(2,668)	(8,285)
Distribution center closures	(3,850)	(833)	(1,778)	(833)
Impact of inventory step-up	—	(248)	(380)	(2,108)
Legal settlement	—	—	5,289	—
Non-cash compensation	—	—	—	(23,872)
Gain on sale of building and land	—	819	—	2,119
Operating income	47,016	43,162	185,992	62,181
Interest expense—net	19,371	18,915	53,886	45,496
Loss on extinguishment of debt	—	4,880	917	4,880
Income before tax	$27,645	$19,367	$131,189	$11,805

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Furniture	$418,895	$383,281	$1,201,737	$1,125,220
Non-furniture	217,663	209,192	633,025	644,659
Total net revenues	$636,558	$592,473	$1,834,762	$1,769,879

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of November 3, 2018, the Company operates 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of the Company’s revenues in the three and nine months ended November 3, 2018 or October 28, 2017.

NOTE 16—SUBSEQUENT EVENT

Credit Agreement Amendment

On November 23, 2018, Restoration Hardware, Inc. entered into a Consent and Second Amendment (the “Amendment”) to the credit agreement. The Amendment includes certain clarifying changes to among other things: (a) address the processing of payments from insurance proceeds in connection with casualty or other insured losses with respect to property or assets of a Loan Party, and (b) add an additional category of permitted restricted payment to allow the lead borrower to make annual restricted payments of up to $3 million per fiscal year to cover payments of certain administrative and other obligations of the Company in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and the results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2017 Form 10-K.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2018 (the “Second Quarter Form 10-Q”) and in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“2017 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2018 (the “First Quarter Form 10-Q”), in our Second Quarter Form 10-Q and in our 2017 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. As of November 3, 2018, we operated a total of 86 retail Galleries, consisting of 20 Design Galleries, 43 legacy Galleries, 2 RH Modern Galleries and 6 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms in the United States and in the U.K. In addition, as of November 3, 2018, we operated 37 outlet stores throughout the United States and Canada.

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

We opened our Portland Design Gallery in March 2018, our Nashville Design Gallery in June 2018, as well as our NY Meatpacking Design Gallery and our smaller Design Gallery in Yountville, California in the Napa Valley, in September 2018. Our Galleries in Nashville, NY Meatpacking and Yountville include integrated cafés, wine vaults and barista bars.

We have identified key learnings from our real estate transformation that have supported the development of a new multi-tier market approach that we believe will optimize both market share and return on invested capital.

First, we have developed a new RH prototype Design Gallery that is an innovative and flexible blueprint which we believe will enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. The new model, which is based on key learnings from our recent Gallery openings, will range in size from 33,000 square feet inclusive of our integrated hospitality experience to 29,000 square feet without. These new Galleries will represent our assortments from RH Interiors, Modern, Baby & Child, Teen and Outdoor and contain interior design offices and presentation rooms where design professionals can work with clients on their projects. Due to the reduced square footage and efficient design, this new model will be more capital efficient with less time and cost risk, but yield similar productivity. We anticipate these new Galleries will represent approximately two thirds of our target markets. Future prototype examples include Edina, MN, Corte Madera, CA, Columbus, OH and Charlotte, NC.

Second, we are developing a Gallery tailored to secondary markets. Targeted to be 10,000 to 18,000 square feet, we believe these smaller expressions of our brand will enable us to gain share in markets currently only served by smaller competitors. Examples of target secondary markets include Jacksonville, FL, Fort Worth, TX, Hartford, CT, among others. We expect these Galleries to require a substantially smaller net investment than our larger Design Galleries and to pay back our capital investment within two years in most instances. Our plan is to test a few of these Galleries over the next several years, and if proven successful, this format could lead to an increase in our long-term Gallery targets.

Third, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York and Chicago. These iconic locations are highly profitable statements for our brand, and we believe create a long-term competitive advantage that will be difficult to duplicate.

Fourth, we will continue to open indigenous Bespoke Galleries in the best second home markets where the wealthy and affluent visit and vacation. These Galleries will be tailored to reflect the local culture, and be sized to the potential of each market. Examples of indigenous Bespoke Galleries include the Hamptons, Palm Beach, Yountville and Aspen.

Like our evolving multi-tier Gallery strategy, we have developed a multi-tier real estate strategy that is designed to significantly increase our unit level profitability and return on invested capital. Our three primary deal constructs are outlined below:

•

First, in many of our current projects, we are migrating from a leasing to a development model. We currently have two Galleries, Yountville and Edina, using this new model, and have an additional five potential development projects in the pipeline. In the case of Yountville and Edina, we expect to complete a sale-leaseback that should allow us to recoup all of our capital. In some cases we may be able to pre-sell the property and structure the transaction where the capital to build the project is advanced by the buyer during construction, which could require zero upfront capital from RH.

•

Second, we are working on joint venture projects, where we share the upside of a development with the developer/landlord. An example of this new model would be our future Gallery and Guesthouse in Aspen, where we are contributing the value of our lease to the development in exchange for a profits interest in the project. The developer will deliver to RH a substantially turnkey Gallery and Guesthouse, while we continue to retain a 20% and 25% profits interest in the properties. We would expect to monetize the profits interest at the time of sale of the properties during the first five years. The net result should be a minimal capital investment to operationalize the business, with the expectation for a net positive capital benefit at time of monetization of the profits interest.

•

Third, due to the productivity and proof of concept of our recent new Galleries, and the addition of a powerful, traffic-generating hospitality experience, we are able to negotiate “capital light” leasing deals, where as much as 65% to 100% of the capital requirement would be funded by the landlord, versus 35% to 50% previously. We currently have 14 potential capital light deals in the development pipeline that would be scheduled to open in fiscal 2019 and beyond.

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

•

Increase Operating Margins. We anticipate improved operating margins through cycling our SKU rationalization and inventory reduction efforts, anniversarying the significant start-up costs from our integrated hospitality experience, neutralizing the earnings drag from Waterworks, benefitting from the continued cost savings of our new operating platform and reorganization, and leveraging the gain we expect from our real estate transformation. In addition, we believe the operating efficiencies of our membership model are helping to drive a number of efficiencies across our business that are contributing to our improving operating margins.

•

Optimize the Allocation of Capital in the Business. We believe that our operations and current initiatives present a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing our balance sheet. Our focus on cash during fiscal 2017 resulted in the Company generating $415 million in free cash flow in fiscal 2017 (refer to “Share Repurchase Programs” below for our free cash flow calculation). We expect to continue to focus on generating free cash flow during fiscal 2018.

•

Pursue International Expansion. We plan to strategically expand our business into select countries outside of the United States and Canada in the future. We are currently exploring opportunities for Design Galleries in the U.K. and Europe, and believe there is tremendous opportunity for the RH brand to expand globally. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal.

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience, simplify our distribution network and improve our organizational design including by streamlining and realigning our home office operations, as well as to expand our product offering and transform our real estate using a range of different models for specific real estate development projects. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. For example, our efforts to optimize our distribution network could cause us to incur costs and expenses in the short term with respect to changes in the way in which we operate our business. Delays in completion of our real estate development projects or costs overruns could also negatively affect our results of operation. Further, macroeconomic or political events outside of our control could impact our ability to pursue our initiatives or the success of such initiatives. For example, in recent periods the stock market has experienced significant volatility as well as periods of significant decline, which may negatively affect the financial health and demand levels of high-end consumers. The housing market is affected by a range of factors including home prices and interest rates and slowdowns in the housing market can have a negative impact on demand for our products. Factors that affect the higher end housing market in particular may have an outsized influence on our levels of consumer demand since our business is geared toward the higher end of the home furnishings market. The above factors and other current and future operational initiatives may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income and other financial and operating data.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	(dollars in thousands)
Condensed Consolidated Statements of Income:
Net revenues	$636,558	$592,473	$1,834,762	$1,769,879
Cost of goods sold	382,047	378,148	1,096,616	1,179,485
Gross profit	254,511	214,325	738,146	590,394
Selling, general and administrative expenses	207,495	171,163	552,154	528,213
Income from operations	47,016	43,162	185,992	62,181
Other expenses
Interest expense—net	19,371	18,915	53,886	45,496
Loss on extinguishment of debt	—	4,880	917	4,880
Total other expenses	19,371	23,795	54,803	50,376
Income before income taxes	27,645	19,367	131,189	11,805
Income tax expense	5,234	6,216	16,677	9,886
Net income	$22,411	$13,151	$114,512	$1,919
Other Financial and Operating Data:
Net revenues:
Stores (1)	$370,411	$343,222	$1,046,811	$1,010,120
Direct	$266,147	$249,251	$787,951	$759,759
Direct as a percentage of net revenues (2)	42%	42%	43%	43%
Growth in net revenues:
Stores (1)	8%	12%	4%	16%
Direct	7%	3%	4%	12%
Total	7%	8%	4%	14%
Comparable brand revenue growth (3)	4%	6%	3%	7%
Adjusted net income (4)	$46,826	$24,424	$147,714	$45,919
Adjusted EBITDA (5)	$87,889	$73,314	$269,321	$166,338
Capital expenditures	$43,191	$47,536	$104,403	$104,233

(1)

Stores data represents sales originating in retail stores, including Waterworks showrooms, and outlet stores. Net revenues for outlet stores, which include warehouse sales, were $47.2 million and $41.2 million for the three months ended November 3, 2018 and October 28, 2017, respectively. Net revenues for outlet stores, which include warehouse sales, were $128.3 million and $148.4 million for the nine months ended November 3, 2018 and October 28, 2017.

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

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	(in thousands)
Net income	$22,411	$13,151	$114,512	$1,919
Adjustments pre-tax:
Amortization of debt discount (a)	11,283	6,879	27,555	20,384
Reorganization related costs (b)	7,564	1,029	9,285	1,029
Lease losses (c)	3,411	—	3,411	—
Recall accrual (d)	3,986	3,552	2,668	8,285
Distribution center closures (e)	3,850	833	1,778	833
Loss on extinguishment of debt (f)	—	4,880	917	4,880
Impact of inventory step-up (g)	—	248	380	2,108
Legal settlement (h)	—	—	(5,289)	—
Executive non-cash compensation (i)	—	—	—	23,872
Gain on sale of building and land (j)	—	(819)	—	(2,119)
Subtotal adjusted items	30,094	16,602	40,705	59,272
Impact of income tax items (k)	(5,679)	(5,329)	(7,503)	(15,272)
Adjusted net income	$46,826	$24,424	$147,714	$45,919

(a)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”) and for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”), we separated the 2019 Notes, 2020 Notes and 2023 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes and 2023 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes and 2023 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes and 2023 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.7 million and $0.8 million during the three months ended November 3, 2018 and October 28, 2017, respectively. Amounts are presented net of interest capitalized for capital projects of $2.1 million and $2.3 million during the nine months ended November 3, 2018 and October 28, 2017, respectively.

(b)

Represents severance costs and related taxes associated with reorganizations, including severance related to the closure of distribution centers and the Dallas customer call center as part of our supply chain reorganization.

(c)

Represents an additional lease related charge due to the remeasurement of the lease loss liability for RH Contemporary Art resulting from an update to both the timing and the amount of future estimated lease related cash inflows.

(d)

Represents a reduction in net revenues, increase in cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments and insurance recoveries related to product recalls. The recall adjustments had the following effect on our income before taxes:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	(in thousands)
Reduction of net revenues	$1,948	$—	$3,801	$3,813
Incremental cost of goods sold and inventory charges	1,738	3,552	(1,778)	4,315
Impact on gross profit	3,686	3,552	2,023	8,128
Incremental selling, general and administrative expenses	300	—	645	157
Impact on income before income taxes	$3,986	$3,552	$2,668	$8,285

(e)	Represents disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs associated with distribution center closures.
(f)

Represents the loss on extinguishment of debt related to the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in full in June 2018, as well as the second lien term loan which was repaid in full in October 2017.

(g)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(h)	Represents a favorable legal settlement, net of related legal expenses.
(i)	Represents a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.
(j)	Represents the gain on the sale of building and land of one of our previously owned retail Galleries.
(k)

The adjustments for the three months ended November 3, 2018 and October 28, 2017 represent the tax effect of the adjusted items based on our effective tax rates of 18.9% and 32.1%, respectively. The nine months ended November 3, 2018 and October 28, 2017 include an adjustment to calculate income tax expense at adjusted tax rates of 14.1% and 35.4%, respectively, which is calculated based on the weighted-average fiscal 2018 and fiscal 2017 quarterly effective tax rates.

(5)

EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense, loss on extinguishment of debt and provision for income taxes. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	(in thousands)
Net income	$22,411	$13,151	$114,512	$1,919
Depreciation and amortization	18,377	18,546	53,180	51,092
Interest expense—net	19,371	18,915	53,886	45,496
Loss on extinguishment of debt (a)	—	4,880	917	4,880
Income tax expense	5,234	6,216	16,677	9,886
EBITDA	65,393	61,708	239,172	113,273
Non-cash compensation (b)	3,685	6,763	17,916	42,929
Reorganization related costs (a)	7,564	1,029	9,285	1,029
Lease losses (a)	3,411	—	3,411	—
Recall accrual (a)	3,986	3,552	2,668	8,285
Distribution center closures (a)	3,850	833	1,778	833
Impact of inventory step-up (a)	—	248	380	2,108
Legal settlement (a)	—	—	(5,289)	—
Gain on sale of building and land (a)	—	(819)	—	(2,119)
Adjusted EBITDA	$87,889	$73,314	$269,321	$166,338

(a)	Refer to the reconciliation of net income to adjusted net income table above and the related footnotes for additional information.
(b)	Represents non-cash compensation related to equity awards granted to employees, including the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.

The following tables present retail Gallery metrics, which have been calculated based upon retail stores, which includes our RH Baby & Child, RH Modern Galleries and Waterworks Showrooms, and excludes outlet stores.

	Nine Months Ended
	November 3,		October 28,
	2018		2017
	Store Count	Total Leased Selling Square Footage (1)	Store Count	Total Leased Selling Square Footage (1)
		(in thousands)		(in thousands)
Beginning of period	83	981	85	912
Retail Galleries opened:
Portland Design Gallery	1	26.0	—	—
Dallas RH Modern Gallery	1	8.2	—	—
Nashville Design Gallery	1	45.6	—	—
NY Meatpacking Design Gallery	1	50.5	—	—
Yountville Design Gallery	1	6.7	—	—
Portland RH Baby&Child Gallery	1	4.7	—	—
Dallas RH Baby&Child Gallery	1	3.7	—	—
Waterworks Scottsdale Showroom	1	2.2	—	—
Waterworks Boston Showroom	—	—	1	5.0
Toronto (Yorkdale) Design Gallery	—	—	1	43.3
Retail Galleries closed:
Portland legacy Gallery	(1)	(4.7)	—	—
Nashville legacy Gallery	(1)	(7.1)	—	—
Washington DC legacy Gallery	(1)	(5.6)	—	—
NY Flatiron legacy Gallery	(1)	(21.4)	—	—
Waterworks Scottsdale Showroom	(1)	(1.1)	—	—
Waterworks Boston Showroom	—	—	(1)	(2.1)
Toronto (Bayview) legacy Gallery	—	—	(1)	(6.0)
Toronto (Yonge Street) legacy Gallery	—	—	(1)	(8.6)
End of period	86	1,089	84	944

(1)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for the three and nine months ended November 3, 2018 includes approximately 11,600 square feet related to two owned store locations. Leased selling square footage for the three and nine months ended October 28, 2017 includes approximately 4,800 square feet related to one owned store location.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	(in thousands)
Total leased square footage at end of period (1)	1,467	1,276	1,467	1,276
Weighted-average leased square footage (2)	1,439	1,250	1,384	1,245
Weighted-average leased selling square footage (2)	1,069	918	1,029	914
Retail sales per leased selling square foot (in dollars) (3)	$302	$329	$892	$941

(1)

Total leased square footage as of November 3, 2018 includes approximately 16,100 square feet related to two owned store locations. Total leased square footage as of October 28, 2017 includes approximately 5,400 square feet related to one owned store location

(2)

Weighted-average leased square footage and leased selling square footage is calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

(3)

Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the weighted-average leased selling square footage for the period.

The following table sets forth our condensed consolidated statements of income as a percentage of total net revenues.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Condensed Consolidated Statements of Income:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.0	63.8	59.8	66.6
Gross profit	40.0	36.2	40.2	33.4
Selling, general and administrative expenses	32.6	28.9	30.1	29.9
Income from operations	7.4	7.3	10.1	3.5
Other expenses
Interest expense—net	3.1	3.2	2.9	2.5
Loss on extinguishment of debt	—	0.8	—	0.3
Total other expenses	3.1	4.0	2.9	2.8
Income before income taxes	4.3	3.3	7.2	0.7
Income tax expense	0.8	1.1	1.0	0.6
Net income	3.5%	2.2%	6.2%	0.1%

Three Months Ended November 3, 2018 Compared to Three Months Ended October 28, 2017

	Three Months Ended
	November 3,			October 28,
	2018			2017
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$604,322	$32,236	$636,558	$563,174	$29,299	$592,473
Cost of goods sold	363,198	18,849	382,047	359,953	18,195	378,148
Gross profit	241,124	13,387	254,511	203,221	11,104	214,325
Selling, general and administrative expenses	194,128	13,367	207,495	159,092	12,071	171,163
Income (loss) from operations	$46,996	$20	$47,016	$44,129	$(967)	$43,162

(1)

Waterworks results include non-cash amortization of $0.2 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the three months ended October 28, 2017. No amortization was recorded during the three months ended November 3, 2018.

Net revenues

Consolidated net revenues increased $44.1 million, or 7.4%, to $636.6 million in the three months ended November 3, 2018 compared to $592.5 million in the three months ended October 28, 2017. Stores net revenues increased $27.2 million, or 7.9%, to $370.4 million in the three months ended November 3, 2018 compared to $343.2 million in the three months ended October 28, 2017. Direct net revenues increased $16.9 million, or 6.8%, to $266.1 million in the three months ended November 3, 2018 compared to $249.3 million in the three months ended October 28, 2017. Comparable brand revenue was 4% for the three months ended November 3, 2018.

RH Segment net revenues

RH Segment net revenues increased $41.1 million, or 7.3%, to $604.3 million in the three months ended November 3, 2018 compared to $563.2 million in the three months ended October 28, 2017. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues. Given the overall increase in RH Segment net revenues, our discussion below first lists, which we believe are in order of magnitude, all factors that contributed to the increase and then lists the factors that partially offset the overall increase.

RH Segment core net revenues increased due to the timing and an increase in total pages circulated of our Source Book mailings, as well as the introduction of new products and new product categories. In addition, RH Segment core net revenues increased due to an increase in retail weighted-average leased selling square footage related to new store openings, including Portland, Nashville, New York Meatpacking and Yountville. RH Segment core net revenues also increased during the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 due to increased revenues from our Contract business and RH Hospitality operations and increased Membership revenue. The overall increase in RH Segment core net revenues was partially offset by additional discounts offered on discontinued merchandise related to the optimization of our inventory and SKU rationalization during the third quarter of fiscal 2017, as well as slower special order receipts from China due to tariff related shipping congestion in the third quarter of fiscal 2018.

Outlet sales, which include sales via warehouse locations, increased $6.1 million in the three months ended November 3, 2018 compared to the three months ended October 28, 2017 primarily due to an increase of six outlet locations year over year, resulting in an approximate 14% increase in outlet selling square footage.

RH Segment net revenues for the three months ended November 3, 2018 were negatively impacted by $1.9 million related to the reduction of revenue associated with product recalls. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

Waterworks net revenues

Waterworks net revenues increased $2.9 million, or 10.0%, to $32.2 million in the three months ended November 3, 2018 compared to $29.3 million in the three months ended October 28, 2017.

Gross profit

Consolidated gross profit increased $40.2 million, or 18.8%, to $254.5 million in the three months ended November 3, 2018 from $214.3 million in the three months ended October 28, 2017. As a percentage of net revenues, consolidated gross margin increased 3.8% to 40.0% of net revenues in the three months ended November 3, 2018 from 36.2% of net revenues in the three months ended October 28, 2017.

RH Segment gross profit for the three months ended November 3, 2018 was negatively impacted by $3.7 million related to the reduction of revenue, incremental costs and inventory charges associated with product recalls initiated in fiscal 2018 and was negatively impacted by $1.5 million related to costs associated with distribution center closures. RH Segment gross profit for the three months ended October 28, 2017 was negatively impacted by $3.6 million related to inventory charges associated with product recalls and $0.5 million related to costs associated with distribution center closures.

Waterworks gross profit for the three months ended October 28, 2017 was negatively impacted by $0.2 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the product recall adjustments and the impact of the amortization related to the inventory fair value adjustment and the costs associated with distribution center closures mentioned above, consolidated gross margin would have increased 3.8% to 40.7% of net revenues in the three months ended November 3, 2018 from 36.9% of net revenues in the three months ended October 28, 2017.

RH Segment gross profit

RH Segment gross profit increased $37.9 million, or 18.7%, to $241.1 million in the three months ended November 3, 2018 from $203.2 million in the three months ended October 28, 2017. As a percentage of net revenues, RH Segment gross margin increased 3.8% to 39.9% of net revenues in the three months ended November 3, 2018 from 36.1% of net revenues in the three months ended October 28, 2017.

Excluding the product recall adjustments and the costs associated with distribution center closures mentioned above, RH Segment gross margin would have increased 3.8% to 40.6% of net revenues in the three months ended November 3, 2018 from 36.8% of net revenues in the three months ended October 28, 2017. The increase was related to improvements in our core merchandise margins as our SKU rationalization efforts had a reduced impact on our margins this year compared to last year, leverage in our occupancy costs primarily related to our distribution center network redesign, as well as higher outlet product margins due to higher outlet and warehouse sales during the third quarter of fiscal 2017 driven by increased promotions and higher discounts versus fiscal 2018. The overall increase in gross margin was partially offset by higher delivery costs.

Waterworks gross profit

Waterworks gross profit increased $2.3 million, or 20.6%, to $13.4 million in the three months ended November 3, 2018 from $11.1 million in the three months ended October 28, 2017. As a percentage of net revenues, Waterworks gross margin increased 3.6% to 41.5% of net revenues in the three months ended November 3, 2018 from 37.9% of net revenues in the three months ended October 28, 2017.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have increased 2.8% to 41.5% of net revenues in the three months ended November 3, 2018 from 38.7% of net revenues in the three months ended October 28, 2017.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $36.3 million, or 21.2%, to $207.5 million in the three months ended November 3, 2018 compared to $171.2 million in the three months ended October 28, 2017.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $35.0 million, or 22.0%, to $194.1 million in the three months ended November 3, 2018 compared $159.1 million in the three months ended October 28, 2017.

RH Segment selling, general and administrative expenses for the three months ended November 3, 2018 included a $7.6 million charge related to reorganizations primarily due to streamlining and realigning our home office operations, $3.4 million related to remeasurement of RH Contemporary Art lease loss liability, $2.4 million related to costs associated with distribution center closures and $0.3 million related to product recalls.

RH Segment selling, general and administrative expenses for the three months ended October 28, 2017 included a $1.0 million severance related to a supply chain reorganization, $0.3 million related to costs associated with distribution center closures and a gain of $0.8 million related to the sale of building and land.

Advertising and marketing costs increased $9.7 million due to the circulation of the Fall Interiors and Fall Modern Source Books in the third quarter of fiscal 2018. These Source Books had a significant impact to our advertising and marketing expense due to the adoption of Topic 606 in the first quarter of fiscal 2018, which resulted in the costs associated with Source Books being fully expensed upon delivery to the carrier.

Corporate expenses increased $9.4 million, primarily due to an increase in preopening expense associated with our Design Gallery openings and, to a lesser extent, an increase in credit card fees due to an increase in revenues.

Employment and employee related costs, excluding the severance costs associated with the reorganizations and the costs associated with distribution center closures mentioned above, increased $2.8 million during the three months ended November 3, 2018 as compared to the three months ended October 28, 2017.

RH Segment selling, general and administrative expenses were 29.8% and 28.2% of net revenues for the three months ended November 3, 2018 and October 28, 2017, respectively, excluding the reorganizations, the remeasurement of the lease liability associated with RH Contemporary Art, the distribution center closures, the product recalls and the gain related to the sale of building and land mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by an increase in advertising and marketing costs primarily due to the adoption of Topic 606, as well as increases in corporate expenses and, to a lesser extent, employment and employee related costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $1.3 million, or 10.7%, to $13.4 million in the three months ended November 3, 2018 compared to $12.1 million in the three months ended October 28, 2017. Waterworks selling, general and administrative expenses were 41.5% and 41.2% of net revenues for the three months ended November 3, 2018 and October 28, 2017, respectively.

Interest expense—net

Interest expense increased $0.5 million to $19.4 million for the three months ended November 3, 2018 compared to $18.9 million for the three months ended October 28, 2017. Interest expense consisted of the following:

	Three Months Ended
	November 3,	October 28,
	2018	2017
	(in thousands)
Amortization of convertible senior notes debt discount	$12,024	$7,667
Build-to-suit lease transactions	6,182	4,133
Amortization of debt issuance costs and deferred financing fees	981	1,996
Asset based credit facility	609	2,622
Other interest expense	605	772
Term loans	—	2,721
Capitalized interest for capital projects	(748)	(966)
Interest income	(282)	(30)
Total interest expense—net	$19,371	$18,915

Loss on extinguishment of debt

We incurred a $4.9 million loss on extinguishment of debt in the three months ended October 28, 2017 due to the repayment in full of the second lien term loan on October 10, 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

Income tax expense

Income tax expense was $5.2 million and $6.2 million in the three months November 3, 2018 and October 28, 2017, respectively. Our effective tax rate was 18.9% and 32.1% for the three months ended November 3, 2018 and October 28, 2017, respectively. The effective tax rate in the three months ended November 3, 2018 was significantly impacted by discrete tax benefits related to net excess tax windfalls from stock-based compensation of $2.0 million resulting from increased option exercise activity and appreciation of the stock price, as well as the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 due to the passage of the Tax Cuts and Jobs Act (the “Tax Act”). The effective tax rate in the three months ended October 28, 2017 was impacted by net excess tax benefits from stock-based compensation of $1.9 million.

Nine Months Ended November 3, 2018 Compared to Nine Months Ended October 28, 2017

	Nine Months Ended
	November 3,			October 28,
	2018			2017
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$1,737,933	$96,829	$1,834,762	$1,680,495	$89,384	$1,769,879
Cost of goods sold	1,039,593	57,023	1,096,616	1,124,651	54,834	1,179,485
Gross profit	698,340	39,806	738,146	555,844	34,550	590,394
Selling, general and administrative expenses	511,713	40,441	552,154	489,412	38,801	528,213
Income (loss) from operations	$186,627	$(635)	$185,992	$66,432	$(4,251)	$62,181

(1)

Waterworks results include non-cash amortization of $0.4 million and $2.1 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the nine months ended November 3, 2018 and October 28, 2017, respectively.

Net revenues

Consolidated net revenues increased $64.9 million, or 3.7% to $1,834.8 million in the nine months ended November 3, 2018 compared to $1,769.9 million in the nine months ended October 28, 2017. Stores net revenues increased $36.7 million, or 3.6%, to $1,046.8 million in the nine months ended November 3, 2018 compared to $1,010.1 million in the nine months ended October 28, 2017. Direct net revenues increased $28.2 million, or 3.7%, to $788.0 million in the nine months ended November 3, 2018 compared to $759.8 million in the nine months ended October 28, 2017. Comparable brand revenue was 3% for the nine months ended November 3, 2018.

RH Segment net revenues

RH Segment net revenues increased $57.4 million, or 3.4%, to $1,737.9 million in the nine months ended November 3, 2018 compared to $1,680.5 million in the nine months ended October 28, 2017. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues. Given the overall increase in RH Segment net revenues, our discussion below first lists, which we believe are in order of magnitude, all factors that contributed to the increase and then lists the factors that partially offset the overall increase.

RH Segment core net revenues increased due to timing and an increase in total pages circulated of our Source Book mailings, as well as the introduction of new products and new product categories, including the strong performance of our Outdoor product line in fiscal 2018 as compared to fiscal 2017. In addition, RH Segment core net revenues increased due to an increase in retail weighted-average leased selling square footage related to new store openings, including NY Meatpacking, West Palm Beach, Toronto, Portland, Nashville and Yountville. RH Segment core net revenues also increased during the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 due to increased revenues from our Contract business and RH Hospitality operations and increased Membership revenue. The overall increase in RH Segment core net revenues was partially offset by additional discounts offered on discontinued merchandise related to the optimization of our inventory and SKU rationalization during the first nine months of fiscal 2017.

Outlet sales, which include sales via warehouse locations, decreased $20.0 million in the nine months ended November 3, 2018 compared to the nine months ended October 28, 2017 primarily as a result of our inventory optimization efforts during the first half of fiscal 2017 as we increased our outlet promotional activity and offered higher discounts. Similar promotions and discounts were not offered in fiscal 2018. This overall decrease was partially offset by an increase of six outlet locations year over year, resulting in an approximate 14% increase in outlet selling square footage.

RH Segment net revenues for both the nine months ended November 3, 2018 and October 28, 2017 were negatively impacted by $3.8 million related to the reduction of revenue associated with product recalls.

Waterworks net revenues

Waterworks net revenues increased $7.4 million, or 8.3%, to $96.8 million in the nine months ended November 3, 2018 compared to $89.4 million in the nine months ended October 28, 2017, primarily due to new product launches, particularly fittings for bath and kitchen, as well as growth in cabinet sales driven by our showrooms.

Gross profit

Consolidated gross profit increased $147.8 million, or 25.0%, to $738.1 million in the nine months ended November 3, 2018 from $590.4 million in the nine months ended October 28, 2017. As a percentage of net revenues, consolidated gross margin increased 6.8% to 40.2% of net revenues in the nine months ended November 3, 2018 from 33.4% of net revenues in the nine months ended October 28, 2017.

RH Segment gross profit for the nine months ended November 3, 2018 was negatively impacted by $2.0 million related to the reduction of revenue, incremental costs and inventory charges associated with product recalls initiated in fiscal 2018, partially offset by insurance reimbursements associated with product recalls initiated in prior years, and gross profit was also negatively impacted by $1.5 million related to costs associated with distribution center closures. RH Segment gross profit for the nine months ended October 28, 2017 was negatively impacted by $8.2 million related to the reduction of revenue, incremental costs and inventory charges associated with product recalls and $0.5 million related to costs associated with distribution center closures.

Waterworks gross profit for the nine months ended November 3, 2018 and October 28, 2017 was negatively impacted by $0.4 million and $2.1 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the product recall adjustments, the costs associated with the distribution center closures and the impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 6.5% to 40.4% of net revenues in the nine months ended November 3, 2018 from 33.9% of net revenues in the nine months ended October 28, 2017.

RH Segment gross profit

RH Segment gross profit increased $142.5 million, or 25.6%, to $698.3 million in the nine months ended November 3, 2018 from $555.8 million in the nine months ended October 28, 2017. As a percentage of net revenues, RH Segment gross margin increased 7.1% to 40.2% of net revenues in the nine months ended November 3, 2018 from 33.1% of net revenues in the nine months ended October 28, 2017.

Excluding the product recall adjustments and costs associated with the distribution center closures mentioned above, RH Segment gross margin would have increased 6.8% to 40.3% of net revenues in the nine months ended November 3, 2018 from 33.5% of net revenues in the nine months ended October 28, 2017. The increase was related to improvements in our core merchandise margins as our SKU rationalization efforts had a reduced impact on our margins this year compared to last year, as well as increased outlet product margins due to higher outlet and warehouse sales during the first half fiscal 2017 driven by increased promotions and higher discounts versus fiscal 2018. In addition, we achieved leverage in our occupancy costs primarily related to our distribution center network redesign. The overall increase in gross margin was partially offset by higher delivery costs.

Waterworks gross profit

Waterworks gross profit increased $5.3 million, or 15.2%, to $39.8 million in the nine months ended November 3, 2018 from $34.6 million in the nine months ended October 28, 2017. As a percentage of net revenues, Waterworks gross margin increased 2.4% to 41.1% of net revenues in the nine months ended November 3, 2018 from 38.7% of net revenues in the nine months ended October 28, 2017.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $23.9 million, or 4.5%, to $552.2 million in the nine months ended November 3, 2018 compared to $528.2 million in the nine months ended October 28, 2017.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $22.3 million, or 4.6%, to $511.7 million in the nine months ended November 3, 2018 compared $489.4 million in the nine months ended October 28, 2017.

RH Segment selling, general and administrative expenses for the nine months ended November 3, 2018 included a $9.3 million charge related to reorganizations primarily due to streamlining and realigning our home office operations, as well as due to the distribution center closures, $3.4 million related to remeasurement of RH Contemporary Art lease loss liability, $0.6 million related to product recalls, $0.3 million related to costs associated with distribution center closures and a favorable $5.3 million legal settlement, net of related legal expenses.

RH Segment selling, general and administrative expenses for the nine months ended October 28, 2017 included $23.9 million related to a fully vested option grant made to Mr. Friedman in May 2017, $0.1 million incremental costs associated with product recalls, $1.4 million costs associated with distribution center closures and a gain of $2.1 million related to the sale of building and land.

Employment and employee related costs, excluding the fully vested option grant to Mr. Friedman, the severance costs associated with the reorganizations and the costs associated with distribution center closures mentioned above, increased $17.7 million during the nine months ended November 3, 2018 as compared to the nine months ended October 28, 2017, primarily related to incentive compensation, as well as growth in our retail business and Hospitality operations.

Corporate expenses increased $12.9 million, primarily due to an increase in preopening expense associated with our Design Gallery openings and, to a lesser extent, an increase in credit card fees due to an increase in revenues.

Advertising and marketing costs increased $4.6 million due to the adoption of Topic 606 in the first quarter of fiscal 2018, which resulted in the costs associated with Source Books being fully expensed upon delivery to the carrier, as well as the timing of our Source Book mailings.

RH Segment selling, general and administrative expenses were 28.9% and 27.7% of net revenues for the nine months ended November 3, 2018 and October 28, 2017, respectively, excluding the reorganizations, the remeasurement of the lease liability associated with RH Contemporary Art, the product recalls, the distribution center closures, the legal settlement, the fully vested option grant made to Mr. Friedman in May 2017 and the gain related to the sale of building and land mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increases in corporate expenses and employment and employee related costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $1.6 million, or 4.2%, to $40.4 million in the nine months ended November 3, 2018 compared to $38.8 million in the nine months ended October 28, 2017. Waterworks selling, general and administrative expenses were 41.8% and 43.4% of net revenues for the nine months ended November 3, 2018 and October 28, 2017, respectively.

Interest expense—net

Interest expense increased $8.4 million to $53.9 million for the nine months ended November 3, 2018 compared to $45.5 million for the nine months ended October 28, 2017. Interest expense consisted of the following:

	Nine Months Ended
	November 3,	October 28,
	2018	2017
	(in thousands)
Amortization of convertible senior notes debt discount	$29,669	$22,685
Build-to-suit lease transactions	15,835	12,360
Asset based credit facility	4,905	4,049
Amortization of debt issuance costs and deferred financing fees	2,649	3,933
Other interest expense	2,381	1,910
Term loans	1,649	3,545
Capitalized interest for capital projects	(2,559)	(2,547)
Interest income	(643)	(439)
Total interest expense—net	$53,886	$45,496

Loss on extinguishment of debt

We incurred a $0.9 million loss on extinguishment of debt in the nine months ended November 3, 2018 due to the repayment in full of the LILO term loan, the promissory note secured by our aircraft and the equipment security notes in June 2018, which includes acceleration of amortization of debt issuance costs of $0.6 million and a prepayment penalty of $0.3 million. We incurred a $4.9 million loss on extinguishment of debt in the three months ended October 28, 2017 due to the repayment in full of the second lien term loan on October 10, 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

Income tax expense

Income tax expense was $16.7 million and $9.9 million in the nine months ended November 3, 2018 and October 28, 2017, respectively. Our effective tax rate was 12.7% and 83.7% for the nine months ended November 3, 2018 and October 28, 2017, respectively. The effective tax rate in the nine months ended November 3, 2018 was significantly impacted by discrete tax benefits related to net excess tax windfalls from stock-based compensation of $16.9 million resulting from increased option exercise activity and appreciation of the stock price, the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 due to the passage of the Tax Act, and discrete tax impact related to a favorable legal settlement. The effective tax rate in the nine months ended October 28, 2017 was significantly impacted by non-deductible stock-based compensation related to the May 2017 grant to Mr. Friedman of an option to purchase 1,000,000 shares of the Company’s common stock and net excess tax benefits from stock-based compensation of $4.3 million.

Liquidity and Capital Resources

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. In fiscal 2017, we completed two share repurchase programs in an aggregate amount of $1 billion. A $300 million share repurchase was completed during the first quarter of fiscal 2017 and a $700 million share repurchase was completed during the second quarter of fiscal 2017. In October 2018, our Board of Directors approved a new $700 million share repurchase program, pursuant to which, during the three months ended November 3, 2018, we repurchased approximately 1.2 million shares of our common stock for an aggregate repurchase amount of approximately $145.2 million. Refer to “Share Repurchase Programs” below. We intend to evaluate our capital allocation from time to time and may engage in future share repurchases in circumstances where buying shares of our common stock represents a good value and provides a favorable return for our shareholders.

We have $985 million in aggregate principal amount of convertible notes outstanding, of which $350 million mature in June 2019, $300 million mature in June 2020 and $335 million mature in June 2023. In addition, the $350 million principal amount of convertible senior notes that matures in June 2019 becomes convertible by the holders on and after March 15, 2019 through the close of business on the second schedule trading day immediately preceding June 15, 2019. At the time the notes become due, and prior to maturity to the extent the notes become convertible and a holder exercises such conversion right, the trading price of our common stock may be such that we find it necessary to settle the notes in cash. Based on anticipated strong cash flow generation in 2018 and beyond, we expect to repay the outstanding principal of our $985 million convertible notes at maturity in June 2019, June 2020 and June 2023 in cash to minimize dilution. While we anticipate using free cash flow to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us. We believe the strength of our business and the reduction in leverage we have achieved during the past year puts us in a strong position to take advantage of the capital markets opportunistically. We believe we have multiple financing alternatives available to us on favorable terms that could provide us with additional financial flexibility with respect to capital allocation.

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

As of November 3, 2018, we had approximately $987.0 million of net debt, excluding financing obligations under build-to-suit lease transactions, compared to approximately $1,052.2 million of net debt, excluding financing obligations under build-to-suit lease transactions, as of July 29, 2017. Over the last 15 months, we have substantially reduced our net debt to trailing twelve months Adjusted EBITDA from 5.1x at the end the second quarter fiscal 2017 to 2.7x at the end of the third quarter fiscal 2018. A reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows:

	Trailing Twelve Months
	November 3,	July 29,
	2018	2017
	(in thousands)
Net income	$114,773	$721
Depreciation and amortization	72,223	63,606
Interest expense—net	70,960	49,626
Goodwill impairment (a)	33,700	—
Loss on extinguishment of debt (b)	917	—
Income tax expense	34,762	11,168
EBITDA (c)	327,335	125,121
Non-cash compensation (d)	25,696	51,296
Reorganization related costs (e)	9,205	974
Asset impairment and lease losses (f)	7,828	12,743
Distribution center closures (g)	5,791	—
Recall accrual (h)	2,090	9,348
Impact of inventory step-up (i)	799	5,294
Legal settlement (j)	(5,289)	—
Anti-dumping exposure (k)	(2,202)	—
Gain on sale of building and land (l)	—	(1,300)
Aircraft impairment (m)	—	4,767
Adjusted EBITDA (c)	$371,253	$208,243

(a)	Represents goodwill impairment related to the Waterworks reporting unit.
(b)

Represents the loss on extinguishment of debt related to the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in full in June 2018.

(c)	Refer to footnote (5) of the operating results table within “Basis of Presentation and Results of Operations” above.
(d)	Represents non-cash compensation related to equity awards granted to employees, including the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.
(e)

Represents severance costs and related taxes associated with reorganizations, including severance related to the closure of distribution centers and the Dallas customer call center as part of our supply chain reorganization.

(f)	Represents the impairments associated with RH Contemporary Art and RH Kitchen.
(g)	Represents disposals of inventory and property and equipment, lease related charges, inventory transfer costs, and other costs associated with distribution center closures.
(h)

Represents a reduction in net revenues, increase in cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments and insurance recoveries related to product recalls.

(i)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(j)	Represents a favorable legal settlement, net of related legal expenses.
(k)

Represents the release of the remaining reserve for potential claims regarding anti-dumping duties which we believe have lapsed. The reserve related to potential tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review on the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.

(l)	Represents the gain on the sale of building and land of one of our previously owned retail Galleries.
(m)	Represents the impairment recorded upon reclassification of aircraft as asset held for sale.

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

We anticipate our gross capital expenditures to be approximately $125 million to $135 million in fiscal 2018, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. We anticipate that our fiscal 2018 capital expenditures will be partially offset by proceeds from sales of assets of approximately $50 million. During the nine months ended November 3, 2018, our investments in capital expenditures totaled $104.4 million.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Nine Months Ended
	November 3,	October 28,
	2018	2017
	(in thousands)
Provided by operating activities	$127,592	$390,088
Provided by (used in) investing activities	(104,403)	86,691
Used in financing activities	(39,619)	(555,969)
Decrease in cash and cash equivalents and restricted cash equivalents	(16,566)	(79,168)
Cash and cash equivalents and restricted cash equivalents at end of period	8,748	35,899

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the nine months ended November 3, 2018, net cash provided by operating activities was $127.6 million and consisted of net income of $114.5 million and non-cash items of $110.6 million, partially offset by a decrease in cash used for working capital and other activities of $97.5 million. Working capital and other activities consisted primarily of increases in prepaid expenses and other current assets of $52.3 million related to (i) federal and state tax receivables due to prepayments, (ii) prepaid rent, (iii) vendor deposits and (iv) right of return asset for merchandise, increases in inventory of $39.8 million, decreases in accounts payable and accrued expense of $23.6 million related to timing of payments, as well as increases in accounts receivable of $11.4 million. These decreases to working capital were partially offset by increases in deferred revenue and customer deposits of $20.9 million.

For the nine months ended October 28, 2017, net cash provided by operating activities was $390.1 million and consisted of net income of $1.9 million, an increase in cash provided by working capital and other activities of $259.6 million and non-cash items of $128.6 million. Working capital and other activities consisted primarily of decreases in inventory of $190.6 million due to our SKU rationalization initiative, outlet inventory optimization efforts and revised distribution center network strategy. We also had decreases in prepaid expense and other current assets of $38.7 million primarily due to amortization of our capitalized catalog costs, reduction of federal and state tax receivables, and a reduction in prepaid rent. In addition, we had increases in deferred revenue and customer deposits of $20.6 million and increases in accounts payable and accrued liabilities of $10.5 million due to the timing of payments.

Net Cash Provided By (Used In) Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new Galleries, investments in supply chain and systems infrastructure, as well as activities associated with investing in available-for-sale securities.

For the nine months ended November 3, 2018, net cash used in investing activities was $104.4 million due to investments in new Galleries, information technology and systems infrastructure, and supply chain investments.

For the nine months ended October 28, 2017, net cash provided by investing activities was $86.7 million primarily as a result of sales and maturities of investments in available-for-sale securities of $145.0 million and $46.9 million, respectively, the proceeds of which were used to fund the share repurchases made under the $300 Million Repurchase Program. In addition, we had net proceeds from the sale of building and land and the sale of an aircraft of $10.2 million and $4.9 million, respectively. These increases to cash were partially offset by investments in new Galleries, information technology and systems infrastructure, and supply chain investments of $104.2 million and purchases of investments in available-for-sale securities of $16.1 million.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offerings, credit facilities and other financing arrangements, as well as share repurchases and other equity related transactions.

For the nine months ended November 3, 2018, net cash used in financing activities was $39.6 million primarily due to net repayments of debt of $204.4 million under the asset based credit facility, LILO term loan, equipment loans and promissory note secured by our aircraft and $145.2 million of share repurchases made under the Fiscal 2018 $700 Million Repurchase Program. The repayments of debt described above were partially funded by the $335 million convertible senior notes issued in June 2018, which provided net proceeds of $287.8 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Equity related transactions provided $26.9 million due to $35.8 million of proceeds from exercise of employee stock options, partially offset by $8.9 million of cash paid for employee taxes related to net settlement of equity awards.

For the nine months ended October 28, 2017, net cash used in financing activities was $556.0 million primarily due to $1.0 billion of share repurchases made under the Fiscal 2017 $300 Million Repurchase Program and Fiscal 2017 $700 Million Repurchase Program. Cash funding for the share repurchase programs was provided by available cash balances, net borrowings under the asset based credit facility of $341.0 million, as well as borrowings under the term loans of $180.0 million, borrowings under loans secured by certain equipment of $20.0 million and borrowings under a promissory note secured by our aircraft of $14.0 million. Additionally, proceeds from exercise of employee stock options were $15.4 million. The cash provided by these financing activities was partially offset by repayment of the second lien term loan, including the prepayment penalty, of $103.0 million, $8.7 million of payments on build-to-suit transactions, debt issuance costs of $8.3 million and $4.9 million cash paid for employee taxes related to net settlement of equity awards.

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

Over the lease term, these non-cash additions to property and equipment due to build-to-suit lease transactions do not impact our cash outflows, nor do they impact net income within our condensed consolidated statements of income.

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

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 3, 2018, none of these conditions have occurred and, as a result, the 2023 Notes are not convertible as of November 3, 2018. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 3, 2018, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of November 3, 2018. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 3, 2018, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of November 3, 2018. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Asset Based Credit Facility

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders. On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (the “credit agreement”). The credit agreement has a revolving line of credit with availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. In addition, the credit agreement established an $80.0 million LILO term loan facility which was repaid in full in June 2018. As a result of the repayment, we incurred a $0.5 million loss on extinguishment of debt in the nine months ended November 3, 2018, which represents the acceleration of amortization of debt issuance costs. We did not incur any prepayment penalties upon the early extinguishment of the LILO term loan.

On June 12, 2018, Restoration Hardware, Inc. entered into a First Amendment (the “First Amendment”) to the credit agreement. The First Amendment (i) changes the credit agreement’s definition of “Eligible In-Transit Inventory” to clarify the requirements to be fulfilled by the borrowers with respect to such in-transit inventory, and (ii) clarifies that no Default or Event of Default was caused by any prior non-compliance with such requirements with respect to in-transit inventory. Eligible In-Transit Inventory consists of inventory being shipped from vendor locations outside of the United States. Qualifying in-transit inventory is included within the borrowing base for eligible collateral for purposes of determining the amount of borrowing available to borrowers under the credit agreement.

On November 23, 2018, Restoration Hardware, Inc. entered into a Consent and Second Amendment (the “Second Amendment”) to the credit agreement. The Second Amendment includes certain clarifying changes to among other things: (a) address the processing of payments from insurance proceeds in connection with casualty or other insured losses with respect to property or assets of a Loan Party, and (b) add an additional category of permitted restricted payment to allow the lead borrower to make annual restricted payments of up to $3 million per fiscal year to cover payments of certain administrative and other obligations of RH in the ordinary course of business.

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

In addition, under our credit agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). The trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base. If the availability under the credit agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required to maintain an FCCR of at least one to one. As of November 3, 2018, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

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

As of November 3, 2018, Restoration Hardware, Inc. had $107.5 million in outstanding borrowings and $359.1 million of availability under the revolving line of credit, net of $12.8 million in outstanding letters of credit.

Second Lien Credit Agreement

On July 7, 2017, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into the second lien credit agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, the guarantors party thereto, the lenders party thereto, each of whom are funds and accounts managed or advised by Apollo Capital Management, L.P., and its affiliated investment managers, and Wilmington Trust, National Association as administrative agent and collateral agent with respect to the second lien term loan in an aggregate principal amount equal to $100.0 million with a maturity date of January 7, 2023. The second lien term loan of $100.0 million was repaid in full on October 10, 2017. As a result of the repayment, we incurred a $4.9 million loss on extinguishment of debt in the three and nine months ended October 28, 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

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

Share Repurchase Programs

During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion, which represented 49.5% of the shares outstanding as of the end of fiscal 2016. During the three months ended November 3, 2018, we repurchased approximately 1.2 million shares of our common stock under a separate repurchase program for an aggregate repurchase amount of approximately $145.2 million. We generated $415 million in free cash flow in fiscal 2017 which supported our share repurchase programs. Free cash flow is calculated as net cash provided by operating activities and net proceeds from sale of assets held for sale, less capital expenditures, payments on build-to-suit lease transactions and payments on capital leases. Free cash flow excludes all non-cash items, such as the non-cash additions of property and equipment due to build-to-suit lease transactions. Free cash flow is included in this filing because management believes that free cash flow provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. A reconciliation of our net cash provided by operating activities to free cash flow is as follows:

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

We believe that these share repurchase programs will continue to be an excellent allocation of capital for the long-term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities.

Fiscal 2017 $300 Million Share Repurchase Program

On February 21, 2017, our Board of Directors authorized a share repurchase program of up to $300 million (the “Fiscal 2017 $300 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. During the three months ended April 29, 2017, we repurchased approximately 7.8 million shares of our common stock under the Fiscal 2017 $300 Million Repurchase Program at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million. No additional shares will be repurchased in future periods under the Fiscal 2017 $300 Million Repurchase Program.

Fiscal 2017 $700 Million Share Repurchase Program

Following completion of the $300 Million Repurchase Program, our Board of Directors authorized on May 2, 2017 an additional share repurchase program of up to $700 million (the “Fiscal 2017 $700 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. During the three months ended July 29, 2017, we repurchased approximately 12.4 million shares of our common stock under the Fiscal 2017 $700 Million Repurchase Program at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million. No additional shares will be repurchased in future periods under the Fiscal 2017 $700 Million Repurchase Program.

Fiscal 2018 $700 Million Share Repurchase Program

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700 million (the “Fiscal 2018 $700 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. During the three months ended November 3, 2018, we repurchased approximately 1.2 million shares of our common stock under the Fiscal 2018 $700 Million Repurchase Program at an average price of $125.06 per share, for an aggregate repurchase amount of approximately $145.2 million. As of November 3, 2018, there was $554.8 million available under the Fiscal 2018 $700 Million Share Repurchase Program.

Contractual Obligations

As of November 3, 2018, our future contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	Remainder of 2018	2019-2020	2021–2022	Thereafter
	(in thousands)
Convertible senior notes due 2019	$350,000	$—	$350,000	$—	$—
Convertible senior notes due 2020	300,000	—	300,000	—	—
Convertible senior notes due 2023	335,000	—	—	—	335,000
Asset based credit facility (1)	107,500	—	—	107,500	—
Operating leases (2)	627,170	22,704	152,922	115,647	335,897
Other non-current obligations (3)	798,812	9,007	79,139	94,923	615,743
Capital lease obligations	15,058	498	3,961	2,711	7,888
Notes payable for share repurchases	19,633	—	892	15,920	2,821
Letters of credit	12,762	12,762	—	—	—
Total	$2,565,935	$44,971	$886,914	$336,701	$1,297,349

(1)	Under the credit agreement, the asset based credit facility has a maturity date of June 28, 2022.
(2)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above does not include future obligations for renewal options that have not yet been exercised. The future operating lease obligations would change if we were to exercise these options. Amounts above do not include estimated contingent rent due under operating leases. Our obligation for contingent rent as of November 3, 2018 was $3.9 million.

(3)

Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. These amounts may be reduced in the event we are able to effect a sale-leaseback on any of these locations.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of November 3, 2018.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of November 3, 2018, $107.5 million was outstanding under the revolving line of credit. As of November 3, 2018, the undrawn borrowing availability under the revolving line of credit was $359.1 million, net of $12.8 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit during the three months ended November 3, 2018, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

As of November 3, 2018, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of November 3, 2018, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of November 3, 2018, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“2017 Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2018 (the “Second Quarter Form 10-Q”).

The risks described herein and those described in our 2017 Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, First Quarter Form 10-Q and Second Quarter Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition. We have identified additional material changes to our risk factors set forth below.

Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us, including the health of the high-end housing market, may significantly impact our revenue and results of operations.

We target consumers of high-end home furnishings as customers for our products. As a result, we believe that our sales are sensitive to a number of factors that influence consumer spending generally, but are particularly affected by the financial health of the higher end customer and demand levels from that customer demographic. In addition, not all macroeconomic factors are highly correlated in their impact on lower end housing versus the higher end customer. Demand for lower priced homes and first time home buying may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer. The higher end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher end real estate markets in the U.S., the number of second and third homes being sold, stock market prices and volatility, decreased availability of income tax deductions for mortgage interest and state income and property taxes, and the perceived prospect for capital appreciation in higher end real estate. In recent periods the stock market has experienced significant volatility as well as periods of significant decline, and rising house prices and interest rates have dampened growth in the U.S. housing market and may depress consumer optimism about the U.S. housing market and home buying in the higher end of the housing market. There can be no assurance that some of the other macroeconomic factors described above will not adversely affect the higher end consumer that we believe makes up the bulk of our customer demand.

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

Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity or affect the price of some types of goods that we import into the United States. In addition, substantial regulatory uncertainty exists regarding international trade and trade policy, both in the United States and abroad. For example, recently President Trump has introduced a number of different tariffs on various goods imported from China. The Trump administration has also raised a number of other trade related initiatives that may affect importation of goods including renegotiation of trade agreements with Mexico and Canada as well as other countries and the possible introduction of further import duties or tariffs. On July 10, 2018, the Office of U.S. Trade Representative announced a proposed 10 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture and lighting product categories. The 10 percent ad valorem duty became effective as of September 24, 2018. On December 1, 2018, President Trump announced that this ad valorem duty, which was otherwise scheduled to rise to 25 percent on January 1, 2019, would remain at 10 percent pending the negotiation of a broader trade agreement between the U.S. and China. In the event that such broader trade agreement is not reached within the announced time period of 90 days, the existing tariff rate would then be increased to 25 percent absent some further change in the position of the US government on this issue.

A significant subset of our furniture and lighting sourced from China has been affected by the tariffs. While we have been working with our vendor partners on mitigation strategies to seek to address the impact of such tariffs on our product pricing and costs, such efforts may not be fully sufficient to remediate the impact of the 10% tariffs or other increases in tariffs including the proposed increase in tariffs to the rate of 25%. In particular, we may not be able to receive adequate pricing concessions from our vendors and pricing increases that we seek to pass through to our customers may not be successful in achieving our objectives. Our sales may fall in response to price increases and our vendors may not be able to support the level of pricing concessions that we seek and our mitigation strategy and arrangements may not have the intended effect on our business. In addition, we have moved some of our merchandise sourcing away from China which may or may not achieve the intended benefits. In the event that any tariffs applicable to our business become applicable on a longer term basis, there can be no assurance that our efforts to mitigate the impact of such longer term tariffs will be successful.

There can be no assurance that we will not experience disruption in our business related to tariffs or other changes in trade practices and applicable rules. Tariffs and other similar trade actions are inherently unpredictable and can change quickly based on political or economic pressures or policy changes. Any changes to tariffs or other rules and practices related to cross border trade, including the possible implementation of additional tariffs, could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products in China or other countries outside the United States, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. While we may seek to adopt mitigation measures and changes to our business practices to seek to counteract the effect of such tariffs on our business and results of operations, due to multiple factors that can occur in the context of trade disputes and the inherent unpredictability of how customers and market participants may respond, any mitigation measures we adopt may be not achieve their intended purpose. Certain of our competitors may be better positioned than us to withstand or react to these kinds of changes including border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. In addition, to the extent that our competitors, our vendors or companies in other industries that manufacture products in China respond to the tariffs imposed to date or the possibility of future tariffs by shifting production to other countries in Asia or to other regions, the costs of production in such countries may increase, which may increase our costs or otherwise have an adverse impact on our product supply chain. Similarly, to the extent that we or our vendors respond to the tariffs imposed to date or the possibility of future tariffs by shifting merchandise purchases or production to other countries in Asia or to other regions, we may face delays or costs associated with developing new vendor relationships and our vendors may face delays or costs associated with bringing online new manufacturing facilities, which may increase the cost of our products or cause delays in the shipment of our merchandise that result in the cancellation of orders by our customers. An interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, product quality control charges on or assessment of additional import duties, tariffs, anti-dumping duties and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, political unrest, economic uncertainties, including inflation, foreign government regulations, trade restrictions, increased labor costs and other similar factors that might affect the operations of our vendors in specific countries such as China.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. It is difficult to predict the impact of future changes to accounting principles or current accounting practice: a change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective; and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, we adopted Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2018, the adoption of which materially impacted the timing of recognizing advertising expense related to direct response advertising, including costs associated with our Source Books. In addition, Accounting Standards Update 2016-02—Leases will be effective for public companies for fiscal years beginning after December 15, 2018, and while we are still evaluating the effects of the adoption of this standard on our financial condition and results of operations and there are a number of uncertainties and ambiguities as to the interpretation and application of the standard, we anticipate it will significantly impact our consolidated financial statements given that we have a significant number of leases. To the extent we experience any increases in costs or diversions in managerial or personnel resources in order to adopt this standard, our results of operations could be materially adversely affected. For information regarding recently issued accounting pronouncements, refer to Note 2—Recently Issued Accounting Standards in our consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

We are undertaking a large number of business initiatives at the same time, including exploring opportunities to expand into new categories and complementary businesses. If these initiatives are not successful, they may have a negative impact on our results of operations.

We are undertaking a large number of new business initiatives in order to support our future growth. For example, we have developed and continue to refine and enhance our Gallery format, which involves larger store square footage. We also continue to add new product categories and to expand product assortments. For example, in fiscal 2015 we introduced our new RH Modern and RH TEEN categories. We are currently contemplating other new product lines and extensions. We have continued to develop RH Hospitality, which we unveiled at RH Chicago, The Gallery at the Three Arts Club, in fiscal 2015 and which we have integrated into a number of our new Galleries. The majority of our new Galleries under development include an RH Hospitality offering including restaurants, wine vaults, and pantries as we continue to develop and refine our integrated hospitality experience. Various aspects of RH Hospitality are undergoing ongoing development and effort on the part of our management team. The RH Hospitality business involves a range of elements that are different from our traditional home furnishings business. Our RH Hospitality concept is undergoing continuing change and refinement as we seek to optimize this part of our business and its integration with the operation of our Gallery locations. We are pursuing a number of efforts in connection with RH Hospitality that are untested and unproven and may expose us to operational risks. There can be no assurance that we will successfully scale RH Hospitality, that we will optimally balance the resources and square footage allocated to our hospitality offerings versus our product offerings at our Galleries, or that our hospitality offerings will be attractive to consumers in our market.

We have also embarked on an initiative to expand our product sales to international markets and are currently exploring opportunities for Design Galleries in the U.K. and Europe. International expansion would expose us to new risks, including, but not limited to, risks related to currency fluctuation, supply chain and product sourcing, international economic or political events including but not limited to the U.K.’s impending withdrawal from the European Union, commonly referred to as “Brexit,” that may negatively impact the luxury market, and new regulatory regimes applicable to our products, Galleries and employees. We may be unsuccessful in adapting our operations to address such risks. We also may be unsuccessful in accurately selecting which international markets would support demand for our products or sizing our Gallery openings to such markets. If we are not successful in managing the large number of new initiatives that are underway, we might experience an adverse impact on our financial condition and results of operations.

Furthermore, we can provide no assurances that customers will respond favorably to our new product offerings, Galleries or complementary businesses or that we will successfully execute on such business initiatives. Such new business opportunities may not achieve market acceptance or may only achieve market acceptance in limited geographic areas or at certain Design Galleries. In addition, developing and testing new and multiple business opportunities and strategies often requires knowledge in areas of expertise that may be new to our organization and may require significant time of our management and resources. For example, RH Hospitality extended our business into an area where we have had limited historical operating and management experience and where low margins and high customer expectations can put pressure on results and performance. Expanding our business internationally will also require that we develop management expertise in new markets and regulatory regimes, and an inability to adapt our business quickly and efficiently to support our international expansion could materially adversely affect our financial condition and results of operations. We can provide no assurances that we will be successful in expanding our operations into any new businesses and product lines.

Any new businesses we enter may also expose us to additional laws, regulations and risks, including the risk that we may incur ongoing operating expenses in such businesses in excess of revenues, which could harm our financial condition and results of operations. The financial profile of any such new businesses may be different than our current financial profile, which could affect our financial performance and the market price for our common stock. For example, RH Hospitality may expose us to new risks related to consumer litigation and longer lease terms.

We often have in the past, and may in the future, incur significant costs for any new initiative before we realize any corresponding revenue with respect to such initiative. In addition, we may incur costs as we revise, restructure or discontinue existing product categories or business offerings in favor of pursuing new initiatives or retail concepts. For example, as we continue to open larger format Design Galleries in select major metropolitan markets, we expect to close a number of legacy Galleries and replace them with our Design Gallery format. The inclusion of an integrated food and beverage offerings at a new Gallery location often requires significant investments by us before the location is open to customers and able to generate revenues, and we anticipate that a number of Galleries to be opened during the next several years will continue to require this form of upfront investment before they generate revenue from the food and beverage offerings. In addition, during the fourth quarter of fiscal 2016, we initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and we no longer operate RHCA as a separate division, and as a result we incurred restructuring related costs. To the extent that these new business opportunities do not generate sufficient revenue to recoup the cost of developing and operating such new concepts, our results of operations could be materially adversely affected.

In addition, we are continuing a number of new initiatives to improve the operations of our business, including ongoing refinements to our management structure and organizational design. Some of the improvements we are pursuing include changing the ways we source and deliver our products to our customers as well as streamlining and realigning the management structure in our home office operations. We have also focused on elevating the customer experience, which includes improving our distribution and delivery of products to our customers and architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric-driven quality system and company-wide decision data. We have focused on rationalizing our SKU count and optimizing inventory, which includes selling slower moving, discontinued and other inventory through markdowns and our outlet channel, as well as enhancing and optimizing our product sourcing capabilities and adding new management information systems. We also transitioned from a promotional to a membership model, in the early part of fiscal 2016, by introducing the RH Members Program, which provides a range of benefits to our customers in return for payment of an annual membership fee. We introduced the RH Members Program as an alternative to prior practices involving numerous event-driven promotional programs. Although we are extremely satisfied with the results of the RH Members Program to date, this program is still new to our business, and there can be no certainty as to exactly how our customers may react to this program over time or how the RH Members Program will affect our financial results from quarter to quarter.

Given the large number of organizational initiatives we are pursuing as well as the complexity and untested nature of many of these efforts, there can be no certainty that we will be successful in executing on these initiatives including changes to our organizational design and management structure. We may not experience the operational or financial benefits we expect these improvements to generate and we may face unanticipated costs related to pursuing these initiatives such as personnel turnover, management distraction, or compliance and quality control risks, any of which could have a material adverse effect on our financial condition or results of operations.

All of the foregoing risks may be compounded due to various factors including any economic downturn. If we fail to achieve the intended results of our current business initiatives, or if the implementation of these initiatives is delayed or abandoned, diverts management’s attention or resources from other aspects of our business or costs more than anticipated (including, as a result of personnel turnover or compliance and control risks), we may experience inadequate return on investment for some or all such business initiatives, which could have a material adverse effect on our financial condition or results of operations.

A number of factors that affect our ability to successfully open new stores within the time frames we initially target or optimize our store footprint are beyond our control, and these factors may harm our ability to execute our strategy to transform our real estate, which may negatively affect our results of operations.

We are focused on sizing our assortments and our stores to the potential of the market by adjusting the square footage and number of stores on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected stores in these or adjacent markets. In addition, we have developed a new RH model Design Gallery that is designed to enable us to more quickly place our product assortment and retail experience into the market and will range in size from 33,000 square feet inclusive of our integrated hospitality experience to 29,000 square feet without. We are also developing a Gallery tailored to secondary markets, targeted to be 10,000 to 18,000 square feet, which we expect will require a substantially smaller net investment than our larger Design Galleries and to pay back our capital investment within two years in most instances. We also intend to continue to open indigenous Bespoke Galleries in the second home markets where the wealthy and affluent visit and vacation, which will be tailored to reflect the local culture and be sized to the potential of each market. When we address the introduction of new stores in a particular market or changes to, or closure of, existing stores, we must make a series of decisions regarding the size and location of new stores (or the existing stores slated to undergo changes or closure) and the impact on our other existing stores in the area or being without presence or “out of the market.”

Our ability to maximize the productivity of our retail store base depends on many factors, including, among others, our ability to:

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

We have experienced delays in opening some new stores within the time frames we initially targeted, and may experience such delays again in the future. We have also incurred higher levels of capital and other expenditures associated with the opening of some of our new Gallery locations. While we are investing in strategies to address these challenges in the future, we may not be successful in deploying such strategies or they may not have the effect that we anticipate. Any of the above challenges or other similar challenges could delay or prevent us from completing store openings or the additional remodeling of existing stores or hinder the operations of stores we open or remodel. If any of these challenges delays the opening of a store, our results of operations will be negatively affected as we will incur various costs during the delay without associated store revenue at such location and our overall return on investment and profit goals for some locations could be adversely affected. Unfavorable economic and business conditions and other events could also interfere with our plans to expand or modify store footprints. Changes in regulation or increases in building or construction costs including with respect to the cost of building materials could result in unanticipated increases in real estate development costs or delays in the completion of our real estate projects. Our failure to effectively address challenges such as those listed above could adversely affect our ability to successfully open new stores or change our store footprint in a timely and cost-effective manner and could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to successfully optimize and operate our distribution centers, furniture home delivery hubs and other aspects of our supply chain and customer delivery network, or if we are not able to fulfill orders and deliver our merchandise to our customers in and effective manner, our business and results of operations will be harmed.

Our business depends upon the successful operation of our distribution centers, furniture home delivery hubs and other aspects of our supply chain and customer delivery network, as well as upon our order management and fulfillment services and the re-stocking of certain inventories within our stores. The efficient flow of our merchandise requires that our facilities have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from any growth of our business.

We are currently engaged in efforts to improve the quality of our customer experience, which includes making changes to the way in which we operate our distributions centers, furniture home delivery hubs and other aspects of our supply chain and customer delivery network. Additionally, we plan to invest significant time architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data. Some of these efforts may require us to make significant expenditures in periods in the near term, which may also have a negative effect on our results of operations if there is no associated increase in revenues or decrease in returns or if any such effect is less than anticipated. There can be no assurance however that any of these efforts will be successful or that we will not encounter additional difficulties in achieving higher levels of customer satisfaction.

We are also engaged in initiatives to rationalize our SKU count, and in order to realize the anticipated benefits of such initiatives, including through lower inventories and reduced working capital, we have focused on optimizing the use of our distribution centers, furniture home delivery hubs and outlets. For example, we have consolidated our distribution center network and we are in the process of opening new outlet and home delivery locations and reconfiguring our furniture home delivery hubs and outlets in order to streamline our operations. While we believe that optimizing and consolidating our distribution centers and other aspects of our supply chain and customer delivery network will allow us to more efficiently manage our inventory and optimize our uses of capital, in the short term such strategy may result in additional costs, including increased freight costs and lease early termination fees. Furthermore, in the past, during periods of significant customer growth and demand, we have found that our distribution centers often run at capacity. If we fail to accurately anticipate the future capacity requirements of our distribution centers, we may experience delays and difficulties in fulfilling orders and delivering merchandise to customers in a timely manner. Furthermore, we may be unable to remedy such issues quickly as opening additional distribution and home delivery facilities can face operational difficulties, such as disruptions in transitioning fulfillment orders to the new distribution facilities, competition for distribution facility space and problems associated with operating new facilities or reducing the size and changing functions of existing facilities. These difficulties can result in a negative experience for our customers. Any delays in fulfilling orders and delivering merchandise to customers, or related negative experience of our customers, could harm our results of operations.

Our failure to successfully manage the strategy and costs of our Source Book mailings or other promotional programs and costs could have a negative impact on our business.

Source Book mailings are an important component of our business. We continue to adjust and refine our Source Book mailing strategy and we expect to do so in the future. For example, in fiscal 2014 and fiscal 2015, we reduced the number of Source Books circulated, and in fiscal 2016, we decided to move the mailing of our annual Source Books to the Fall, whereas our Source Books were circulated in the Spring in the prior years. We intend to continue adjusting our Source Book circulation strategy based on a variety of factors, including the success of the various changes that we adopt. We can provide no assurances as to the success of any Source Book strategy we pursue. Increased expenditures on our catalog strategy may result in the production of too many Source Books, which could negatively affect our operating margins. Reducing expenditures on our catalog strategy, however, could overly restrict catalog circulation and have a negative effect on our revenues. Our efforts to optimize our Source Books and strategies for use of the Source Books to market our business may encounter difficulties. There can be no assurance that we will be successful as we make changes to our Source Book strategy including with respect to the cadence and timing of mailings, the format of the Source Books, the team we staff for optimizing our Source Book format and mailings, and the use of the Source Books as a marketing and promotional tool including with respect to prospecting for new customers. Additionally, due to the size of our Source Books we have in the past received negative publicity from environmental groups. If we fail to adequately adjust our catalog strategy to meet our goals, or if our catalog strategy is unsuccessful, our results of operations could be negatively impacted.

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

We compete generally with these other retailers for customers, suitable retail locations, vendors, qualified employees and management personnel. As we have traditionally been a leader in the home furnishings sector, some of our competitors have also attempted to imitate our product offerings and business initiatives from time to time in the past. In addition, many of our competitors have significantly greater financial, marketing and other resources than we do and therefore may be able to devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. Such competitors may also be able to adapt to changes in customer preferences more quickly than we can due to their greater financial or marketing resources, through new product launches or by adapting their business models and operations to new customer trends, which may in turn change how our customers acquire products or view our business and brand. Further, increased catalog mailings by our competitors may adversely affect response rates to our own Source Book mailings. There can be no assurance that such competitors will not be more successful than us, based on imitation or otherwise, or that we will be able to continue to maintain a leadership position in style and innovation in the future.

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

We must successfully manage our supply chain and vendors in order to produce sufficient quantities of products that our customers wish to purchase in a timely manner. We must manage our supply chain and inventory levels, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, such that our “in stock” position in merchandise correlate well to consumer demand and expected delivery times. Because much of our merchandise requires that we provide vendors with significant ordering lead times, frequently before market factors are known, we may not be able to source sufficient inventory to meet demand if our products prove more popular than anticipated. In addition, our current initiatives to streamline and optimize our inventory levels may not be successful and implementing such initiatives may complicate our efforts to manage our supply chain. To the extent our business initiatives result in new product lines, new product or service offerings or expansion into new markets in the U.S. or abroad, we may need to establish new vendor relationships or new supply chain operations, which may expose us to new counterparty, regulatory, market or other risks and which may not be successful. From time to time, we have experienced periods in which some of our vendors were not able to meet customer demand levels for certain products resulting in significant back orders for goods, higher rates of cancellation on orders in process and, in some instances, the loss of customer sales when orders could not be completed in a timely manner. In addition, vulnerabilities in the information systems of our vendors could make our vendors the targets of cybersecurity breaches or cyber fraud, which could result in disruptions in our supply chain and product sourcing. Further, the seasonal nature of some of our products requires us to carry a significant amount of inventory prior to certain selling seasons. If we are unable to accurately predict and track demand, we may be required to mark down the price of certain products in order to sell excess inventory or we may be required to sell such inventory through our outlet stores or warehouse sales. For these reasons, our results of operations in any given quarterly period may be adversely affected. We expect these factors to continue from time to time as we add new product assortments and new merchandise categories into our business

Our growth strategy and performance depend on our ability to purchase quality merchandise in sufficient quantities at competitive prices, including products that are produced by artisans and specialty vendors. Any disruptions we experience in our ability to obtain quality products in a timely fashion or in the quantities required could have a material adverse effect on our business.

We purchase substantially all of our merchandise from a number of third party vendors. Many such vendors are the sole sources for particular products, and we generally transact business with such vendors on an order-by-order basis without any long-term or other contractual assurances of continued supply, pricing or access to new products with our vendors. Therefore, we may be dependent on particular vendors that produce popular items, and any vendor could discontinue selling to us at any time. In addition, the expansion of our business into new U.S. or international markets or new product categories could put pressure on our ability to source sufficient quantities of our products from such vendors. In the event that one or more of our vendors is unable or unwilling to meet the quantity or quality of our product requirements, we may not be able to develop relationships with new vendors in a manner that is sufficient to supply the shortfall. We also may be required to develop such new vendor relationships in response to changes in our supply chain, for example in response to new tariffs or competitive pressures. Even if we do identify such new vendors, we may experience product shortages and customer backorders as we transition our product requirements to incorporate alternative suppliers. Our relationship with any new vendor would be subject to the same or similar risks as those of our existing suppliers.

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

We have in recent periods, and may in the future, recall products from the market due to quality or other issues. Despite our ongoing efforts to improve customers’ satisfaction with their experience at RH, we may fail to maintain the necessary level of quality for some of our products in order to satisfy our customers. For example, our vendors may not be able to continuously adhere to our quality control standards, and we might not identify a quality deficiency before merchandise ships to our stores or customers. Our failure to supply high quality merchandise in a timely and effective manner to our customers, our announcement of additional product recalls, or any perception that we are not adequately maintaining our sourcing and quality control processes in order to anticipate product quality issues could damage our reputation and brand image, and could lead to an increase in product returns or exchanges or customer litigation against us and a corresponding increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards or applicable government requirements could trigger high rates of customer complaints or returns or could become subject to a product recall, which could in turn damage our reputation and brand image, result in consumer litigation (including class-action lawsuits), and harm our business. The number of business initiatives we are undertaking to enhance the quality of our customers’ experience and to improve our organizational design, which are expected to include increasingly significant operational and other changes in the near term, may complicate our supply chain and quality control management process, and any inability to invest sufficient resources in quality control and compliance processes or significant turnover in the personnel dedicated to such function may result in quality control issues or product recalls.

Even if we detect that merchandise is defective before such merchandise is shipped to our customers, we may not be able to return such products to the vendor, obtain a refund of our purchase price from the vendor or obtain other indemnification from the vendor. The limited capacities of certain of our vendors may constrain the ability of such vendors to replace any defective merchandise in a timely manner. Similarly, the limited capitalization and liquidity of certain of our vendors and their lack of insurance coverage for product recall claims may result in such vendors being unable to refund our purchase price or pay applicable penalties or damages associated with any such defects or resulting product recalls.

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in completing or realizing the expected benefits of such acquisitions.

As part of exploring growth opportunities, we may from time to time seek to acquire value-creating, add-on businesses that we believe will broaden our existing position and market reach. For example, in fiscal 2016, we acquired a controlling interest in Waterworks. In the fourth quarter of fiscal 2017, we recorded a goodwill impairment charge of $33.7 million with respect to Waterworks due to indicators identified in the fourth quarter of fiscal 2017 that there could be an impairment of the Waterworks reporting unit. These indicators included (i) an updated long-range financial plan provided by the Waterworks segment management that indicated a reduction of revenues and EBITDA as compared to prior long-range financial plans, (ii) a review of the strategic initiatives of the Waterworks segment and (iii) the Waterworks segment not achieving revenue and operating income objectives compared to plans. There can be no assurance that the Waterworks business will meet its future operating or financial objectives and if its results do not improve we may recognize additional charges related to this business and our financial results of operation may be adversely affected.

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

Any efforts that we undertake to improve the operations of an acquired business or to improve the integration of such business with our larger business operations may not be successful and may create additional operational challenges, in particular at a time when we are also engaged in numerous initiatives to re-conceptualize our own organizational design and elevate the customer experience. To the extent we are unsuccessful in such efforts, and our acquired business does not perform in line with our expectations or does not contribute to the overall performance of our business, our gross margins, results of operations and business could be materially adversely affected.

Our results may be adversely affected by fluctuations in raw materials, energy costs and currency exchange rates.

Increases in the prices of the components and raw materials used in our products could negatively affect the sales of our merchandise and our product margins. Alternatively, the strength of the U.S. dollar may negatively impact the ability of some of our customers to purchase our goods. We believe some portion of our business depends on non-U.S. consumers, including sales in our stores in Canada and Waterworks Showrooms in the U.K., as well as sales in some of our U.S.-based stores which have a high number of visitors from other countries who purchase goods from us while visiting the United States. Declines in the purchasing power of the British pound sterling and volatility in the British pound sterling exchange rate as a result of Brexit, for example, may dampen demand for our products in the U.K. and may delay or negatively affect the success of our business initiative to expand internationally.

Changes in prices for raw materials and fluctuations in exchange rates are dependent on a number of factors beyond our control, including macroeconomic factors that may affect commodity prices (including prices for oil, lumber and cotton); changes in supply and demand; general economic conditions; significant political events; labor costs; competition; import duties, tariffs, anti-dumping duties and other similar costs; currency exchange rates and government regulation. In addition, energy costs have fluctuated dramatically in the past and, in recent periods, energy prices have been declining and could experience significant volatility in the near term. Depending on the nature of changes in these different factors that affect our business, we may experience an adverse impact on our business for different reasons including increased costs of operation or lower demand for our products. We may experience slower demand from customers in markets that depend upon energy prices for a portion of their economic activity.

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

We are subject to risks associated with occupying substantial amounts of space, including future increases in occupancy costs. We are pursuing various alternatives to traditional leasing of our Gallery locations that may subject us to a range of risks related to real estate development including risks related to construction and development of locations, risks related to the financing of commercial real estate and the market for commercial real estate.

We lease nearly all of our retail store locations and we also lease our outlet stores, our corporate headquarters and other storage and office space, and our distribution and home delivery facilities. The initial lease term of our retail stores generally ranges from ten to fifteen years, and certain leases contain renewal options for anywhere from ten to twenty-five years. The initial lease term for one of our Design Galleries is forty-one years, and contains renewal options for five years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent amounts, plus a percentage rent based upon sales after certain minimum thresholds are achieved, as well as common area maintenance charges, real property insurance and real estate taxes.

We are currently pursuing several other models for the transformation of our real estate beyond a traditional leasing approach including a real estate development model, a joint venture model and a capital light model. While these alternative models are designed to achieve superior financial returns to traditional real estate lease structures for a retail business, some of these new ways of operation will expose us to a range of different risks. Various aspects of our recently developed multi-tier real estate strategy may expose us to new forms of risk versus our traditional leasing model. Our new strategies include (1) our real estate development model where we expect either to do a sale-leaseback transaction or to pre-sell the property and structure the transaction such that the capital to build the project is advanced by the buyer during construction; (2) our hybrid or joint venture structure where we are working on joint venture projects in which we share the upside of development with the developer/landlord; and (3) our “capital light” leasing deals, where as much as 65% to 100% of the capital requirement would be funded by the landlord, versus 35% to 50% previously.

These new approaches might cause us to pursue complicated real estate transactions and may require additional capital investment and could present different risks related to the ownership and developments of real estate compared to those risks associated with a traditional store lease with a landlord, including greater financial exposure if our plans for the relevant real estate are not as successful as we originally anticipate or if the value of the real estate we acquire subsequently decreases. Pursuing multiple different paths for addressing our real estate needs may create various risks including increased complexity and risks related to the time and costs of real estate development as well as the need for additional capital and risks related to resale of real estate projects. These risks could distract management focus, strain our operational resources and personnel, or expose us to new regulatory or tax regimes in which we must develop expertise.

Several of our new real estate development strategies expose us to additional risks related to operating in commercial real estate from a development perspective. Such risks include the cost and financing of the acquisition of real estate interests, market risks related to real estate prices, the time and costs related to developing real estate projects including construction and development risks and other factors that affect the commercial real estate industry more generally. We have not historically operated directly in all phases of real estate development including managing all aspects of construction of large scale real estate projects. Although our strategy in assuming greater risk and responsibility for real estate development in certain projects is to achieve greater financial returns and a higher overall return on investment if our efforts our successful, we could face increased downside risks if we encounter difficulties in implementing these strategies such as cost overruns or delays in construction.

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

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing and sources of capital on reasonable terms. If we fail to use our financial resources effectively, or if we are unable to obtain sufficient capital when needed, it could have a significant negative effect on our ability to grow our business.

We have historically relied on the availability of some amount of debt financing to fund our operations. We have also incurred indebtedness to finance other strategic initiatives, such as the aggregate $1 billion in share repurchase programs authorized by our Board of Directors, which program was fully completed during fiscal 2017, as well as the aggregate $700 million share repurchase program authorized by our Board of Directors in October 2018, of which $145.2 million was completed in the third quarter of fiscal 2018. We completed debt financings in fiscal 2014, fiscal 2015 and fiscal 2018 through the issuance of three series of convertible senior notes for an aggregate principal amount of $985 million. As of November 3, 2018, we had $107.5 million in outstanding borrowings and $359.1 million of availability under our revolving line of credit, net of $12.8 million in outstanding letters of credit. Our revolving line of credit contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates. These restrictive covenants may limit our operational and financial flexibility, and we may face financial and contractual consequences to the extent we are not able to maintain our compliance with such covenants, which could have a materially adverse effect on our business, financial condition and results of operations.

While we believe that we currently have sufficient capital for the operation of our business in the near term, we may expend some significant portion of our capital on investments in our business, our real estate strategy, the purchase of our equity securities, our international expansion, the acquisition of new businesses and our significant number of concurrent initiatives. In addition, our capital needs may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2017, we spent $146.2 million for capital expenditures which was offset by proceeds from sales of assets of approximately $15.1 million. The exact level of our net capital expenditures in future fiscal years, including fiscal 2018, will depend both on the level of gross capital expenditures that we undertake in our business as well as the amount of any proceeds from the sale of assets including sales of real estate. We plan to continue pursuing our real estate strategy by opening Design Galleries in select major metropolitan markets, developing new RH model Design Galleries and Galleries tailored to secondary markets, and opening indigenous Bespoke Galleries in the second home markets where the wealthy and affluent visit and vacation, as well as pursuing category extensions of our brand and exploring new business areas. We have principally relied upon leases with landlords for most of our Gallery locations to date. We have begun to pursue a real estate development model strategy for some of our new Gallery developments in which we invest in ownership of real estate such as we did in the case of our current Gallery location in San Francisco where we own both the building and the land. The real estate development model may require us to pursue additional capital expenditures than a traditional leasing model, but we may be able to recoup substantial amounts of capital and may also achieve gains on our capital investments if we are successful with this model and are able to sell the real estate interests to a real estate investor in a sale leaseback transaction. As we develop new Galleries, as well as potentially other strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment than a traditional store lease with a landlord. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

While we seek to target capital toward investments that we believe will achieve favorable returns for our shareholders, these decisions involve a significant amount of judgment regarding the availability of capital and the anticipated growth of the business in both revenue and earnings in future periods. For example, while the use of capital to repurchase shares may reduce the number of our outstanding shares which could in turn yield financial benefits to our investors including the potential for increased earnings per share, such share repurchases may increase our aggregate levels of indebtedness, increase our costs for cash and/or non-cash interest expense and divert capital from other purposes including other investments that we might undertake with respect to the business. We can provide no assurances of the exact financial and operational impact of share repurchases on our business and results of operation. Although our share repurchase programs are intended to enhance long-term stockholder value, depending on the exact financial and operational impact of these programs on our business, there can be no assurance that share repurchases will have the benefits that we expect.

When we purchase shares in the market as part of one of our share repurchase programs, we generally undertake such transactions out of a belief that the shares represent a good investment and that the market price for the shares may be undervalued. There can be no assurance that these decisions will prove to be correct as valuation of common stock is subject to a range of factors and is subject to inherent degrees of uncertainty. Over time it may turn out that the value of our common stock will be substantially higher or lower than some of the prices that we pay to undertake repurchase transactions. For example, the market price of our common stock may subsequently decline below the levels at which repurchases were made or it may appreciate to prices substantially above the amounts we pay for the buyback.

Pursuit of share repurchases may expose us to other risks in connection with our business including legal and financial constraints, risks related to capital allocation, the level of indebtedness that we carry, increases costs for borrowing, risks related to legal claims and litigation and increased dependency on capital markets and sources of financing to fund the requirements of our business including the costs of any share repurchases. To the extent that we incur indebtedness in connection with our business in connection with or as a result of our share repurchases, the requirements of such debt may include terms and conditions that could have an adverse effect upon our business including as a result of restrictive financial or operational covenants, burdensome rates of interest, cross defaults and other terms that may reduce our operational or financial flexibility or cause us to incur substantial costs including restructuring or refinancing such indebtedness

In addition, while we anticipate that we will be able to repay our debt maturities as they come due, there can be no assurance that we will have sufficient financial resources or be able to arrange financing to repay these obligations, or that we will be able to extend their maturities or otherwise refinance our obligations as needed. For example, in certain circumstances, we may be required to repay the three series of convertible senior notes that we issued in fiscal 2014, fiscal 2015 and fiscal 2018 with cash payments. See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Senior Notes. The $350 million principal amount of convertible senior notes that we issued in fiscal 2014 matures on June 15, 2019 and becomes convertible by the holders on and after March 15, 2019 through the close of business on the second schedule trading day immediately preceding June 15, 2019. At the time the notes become due, and prior to maturity to the extent the notes become convertible and a holder exercises such conversion right, the trading price of our common stock may be such that we may find it necessary to settle the notes in cash. There can be no assurance that we will be able to pay the amount of cash due if holders surrender their notes for conversion. In addition, agreements governing any debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the notes or to pay cash upon the conversion of the notes may be limited by law or regulatory authority. In addition, if we fail to purchase the notes, to pay special interest, if any, due on the notes, or to pay the amount of cash due upon conversion, we will be in default under the respective indentures governing the notes, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the notes or to pay the amount of cash due upon conversion.

The need to repay our convertible senior notes or other debt obligations could cause us to incur additional borrowings or sell additional notes to investors. We may also experience cash flow shortfalls in the future, and we may otherwise require additional external funding, or we may need to raise funds to take advantage of unanticipated opportunities, to make acquisitions of other businesses or companies or to respond to changing business conditions or unanticipated competitive pressures. Any weakening of, or other adverse developments in, U.S. or global market conditions, including as a result of volatility in the stock market, risks related to Brexit, declines in energy prices or the housing market or other U.S. or global political or economic trends, could affect our ability to access future debt and to manage our debt obligations. We cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

Material damage to, or interruptions in, our information systems as a result of external factors, staffing shortages, cybersecurity breaches or cyber fraud, or difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations, and we may be exposed to risks and costs associated with protecting the integrity and security of our customers’ information.

We depend largely upon our information technology systems in the conduct of all aspects of our operations, many of which we have only adopted and implemented within the past several years or are in the midst of implementing in connection with rebuilding our supply chain and infrastructure. These systems can be complex to develop, maintain, upgrade and protect against emerging threats, and we may fail to adequately hire or retain adequate personnel to manage our information systems, we may fail to accurately gauge the level of financial and managerial resources to invest in our information systems, or we may fail to realize the anticipated benefits of resources invested in our information systems particularly as our business changes as a result of the many initiatives that we are pursuing. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. In addition, damage or interruption can also occur as a result of non-technical issues, including vandalism, catastrophic events, and human error. Damage or interruption to our information systems may require a significant investment to fix or replace the affected system, and we may suffer interruptions in our operations in the interim.

Any material interruptions or failures in our systems or the systems of our third party vendors may have a material adverse effect on our business or results of operations.

We may be the target of cyber fraud, hacking or theft. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Our operations are also dependent on the information technology systems and cybersecurity measures of our third party vendors. Attempted cyber intrusions into our information systems through compromised vendor networks, if successful, could compromise our information systems. In addition, our information systems can face risks to the extent we acquire new businesses but are not able to quickly or comprehensively integrate such acquired businesses into our policies and procedures for addressing cybersecurity risks or identify and address weaknesses in such acquired entity’s information systems, which risks may be compounded to the extent the information systems of an acquired entity are integrated with ours, thus providing access to a broader set of sensitive customer information through a compromised network at the acquired entity level. If a computer hacker or other third party is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any successful breaches or attempted intrusions could result in increased information systems costs and potential reputational damage, which could materially adversely affect our business and results of operations.

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

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nevertheless, our products have in the past (including during fiscal 2017) been, and may in the future be, subject to recall for product safety and compliance reasons. Our efforts to address the sources of these product recalls, including those due to products sourced from our vendors, may not be successful and we may continue to face additional product recalls. Concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims. To the extent future product recalls create a negative public perception of our business, we could face reputational harm or could be subject to elevated levels of legal claims. There can be no assurance that we will have the benefit of adequate insurance or payments from third parties including our product vendors in order to address losses and expenses that we may incur in connection with product recalls. Not all of the costs and expenses that we have previously incurred in connection with product recalls have been covered by insurance or reimbursement from third parties including our product vendors. We and our product vendors may be unable to obtain such insurance or the insurance may be prohibitively expensive and any coverage that is available may be inadequate to cover costs we incur in connection with product recalls.

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

From time to time, we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation. Such legal proceedings may include claims related to our employment practices, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers, and claims alleging securities fraud. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States

Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation against us, depending on the outcome of such claims, could lead to further claims and proceedings including on new and otherwise unrelated matters, for example by attracting the attention of plaintiff’s firms or of regulators. Litigation and other claims and regulatory proceedings against our management or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

Compliance with laws, including laws relating to our business activities outside of the United States, may be costly, and changes in laws could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, e-commerce, privacy, safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers, food and beverage providers or otherwise govern our business. In addition, to the extent we expand our operations as a result of engaging in new business initiatives or product lines, pursuing our multi-tier real estate strategy or expanding into new international markets, we may become subject to new regulations and regulatory regimes. We may need to continually reassess our compliance procedures, personnel levels and regulatory framework in order to keep pace with the numerous business initiatives that we are pursuing, and there can be no assurance that we will be successful in doing so. If the regulations applicable to our business operations were to change or were violated by us or our vendors or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and harm our business and results of operations.

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

In fiscal 2017, we sourced 86% of our products from outside the United States, and we are increasing the level of our international sourcing activities in an effort to obtain more of our products directly from vendors located outside the United States. Additionally, we have expanded our business-to-business sales. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, or limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. The United States Foreign Corrupt Practices Act, and other similar laws and regulations, generally prohibit companies and their intermediaries from making improper payments to foreign governmental officials for the purpose of obtaining or retaining business. While our policies mandate compliance with applicable laws and regulations, including anti-bribery laws and other anti-corruption laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

In addition, one of our key value driving strategies involves the development and introduction of new Gallery locations. We pursue a range of different real estate development models for these projects. In a number of these projects, we perform a significant role in various aspects of the design and construction of the Gallery location. Both we and third party contractors that we use in these construction projects may be subject to efforts and activities by organized labor to drive the hiring of union labor on these projects. To the extent that union workers are not involved in these projects, we and our third party contractors may be subject to picketing and other labor actions that could affect our business including protests in front of our Gallery locations in order to discourage our customers from entering our stores, which could adversely affect our business at those locations and our results of operations, including our same-store sales metrics. In addition, to the extent that we become more directly involved in additional aspects of the construction work at our Gallery locations, we could be subject to additional pressure from organized labor including union organizing efforts.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We have in the past periodically experienced deficiencies in our internal controls that have been identified during the audit process or at other times. Management has concluded that our internal control over financial reporting was effective as of November 3, 2018. However, if we identify in the future one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Therefore, even if our management concludes in the future that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed. Material weaknesses and significant deficiencies may be identified during the audit process or at other times.

Our reporting obligations as a public company place a significant strain on our management and our operational and financial resources and systems and will continue to do so for the foreseeable future. In addition, we have experienced changes in personnel who are involved in our financial reporting. Although we believe that we have invested adequate resources in developing and maintaining the procedures, personnel and systems necessary to support our reporting obligations, there can be no assurance that these efforts have been or will be successful. Changes in personnel, systems or procedures, as well as other events might have an adverse impact on our internal controls. Deficiencies in our internal controls or other challenges in the financial reporting aspects of our business may have an adverse impact on our ability to provide financial statements in accordance with generally accepted accounting procedures and may give rise to errors in our financial statement. There can be no assurance that our internal controls and financial reporting infrastructure and personnel have in the past complied, or will continue in the future to comply, with our financial reporting obligations. For example, during the third quarter of fiscal 2018, management determined that the Company had incorrectly reported the impact as of the fiscal year ended February 3, 2018 of retiring its common stock in accordance with ASC 505—Equity. This resulted in an overstatement of treasury stock and an overstatement of additional paid-in capital on its consolidated balance sheets as of February 3, 2018, May 5, 2018 and August 4, 2018. While there was no impact on the consolidated statements of income or cash flows related to this misstatement, there can be no assurance that such misstatements may not occur again in the future. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our financial statements, harm our business, and negatively impact the trading price of our common stock.

Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural disasters or other similar events, including floods, hurricanes, earthquakes, widespread illness or fires. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of disasters, including fires and earthquakes that could disrupt our operations and affect our results of operations, and there is evidence that extreme weather, extended drought and shifting climate patterns have intensified the frequency and severity of wildfires in California. Many of our vendors are also located in areas that may be affected by such events. Moreover, geopolitical or public safety conditions which affect consumer behavior and spending may impact our business. Terrorist attacks in the United States or threats of terrorist attacks in the United States in the future, as well as future events occurring in response to or in connection with them, could again result in reduced levels of consumer spending. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended November 3, 2018

During the three months ended November 3, 2018, we repurchased the following shares of our common stock:

	Number of Shares (1)	Average Purchase Price Per Share	Total Number of shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in millions)
August 5, 2018 to September 1, 2018	—	$—	—	$—
September 2, 2018 to October 6, 2018	6,125	$136.68	—	$—
October 7, 2018 to November 3, 2018	1,162,863	$125.06	1,160,879	$555
Total	1,168,988	$125.12	1,160,879

(1)

Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan. There were 8,109 shares surrendered for this purpose during the three months ended November 3, 2018.

(2)	Reflects shares repurchased as part of the Fiscal 2018 $700 Million Repurchase Program authorized by the Board of Directors on October 10, 2018.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

4.1	First Supplement Indenture dated as of August 31, 2018, between RH and U.S. Bank National Association, as Trustee, relating to the 0.00% Convertible Senior Note due 2023.	10-Q	001-35720	September 5, 2018	4.2

10.1	Consent and Second Amendment to Eleventh Amended and Restated Credit Agreement, dated November 23, 2018, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	November 23, 2018	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

Date: December 4, 2018	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 4, 2018	By:	/s/ Ryno Blignaut
Ryno Blignaut
President, Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)