Form 10-K
period 2019-02-02
RH
filed 2019-03-29
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35720

(Exact name of registrant as specified in its charter)

Delaware	45-3052669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
15 Koch Road Corte Madera, CA (Address of principal executive offices)	94925 (Zip Code)

Registrant’s telephone number, including area code: (415) 924-1005

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	New York Stock Exchange, Inc.
(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 3, 2018, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $2,651,665,414. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 22, 2019, 20,478,213 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 2, 2019.

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

We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this annual report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ii

PART I

Item 1.	Business

Overview

RH (“we,” “us,” or the “Company”) is a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. In 2015 we began to introduce an integrated hospitality experience, including cafés, wine vaults and barista bars, into a number of our new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries.

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books, and websites. As of February 2, 2019, we operated a total of 86 retail Galleries consisting of 20 Design Galleries, 43 legacy Galleries, 2 RH Modern Galleries and 6 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms throughout the United States and in the U.K. As of February 2, 2019, 6 of our Design Galleries include an integrated RH Hospitality experience and we plan to incorporate hospitality, including cafés, wine vaults and barista bars in many of the new Galleries that we open in the future. As of February 2, 2019, we operated 39 outlet stores throughout the United States and Canada.

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

Sales Channels

We distribute our products through a fully integrated sales platform comprised of our Stores, E-Commerce, Source Books and Trade and Contract. We believe the level of integration among all of our channels and our approach to the market distinguishes us from most other retailers. For fiscal 2018, sales of products originating in our stores represented 56% of our net revenues, while sales from our direct businesses represented 44% of our net revenues. We believe our channels complement each other and our customers’ buying decisions are influenced by their experiences across more than one of our sales channels. We encourage our customers to shop across our channels and have aligned our business and internal organization to be channel agnostic. Our integrated distribution and product delivery network serves all of our channels. We believe the key advantage of our multiple sales channels is our ability to leverage the unique attributes of each channel in our approach to the market.

Stores

Retail Galleries

Our retail Galleries are located in upscale malls and street locations, as well as in iconic locations. We believe situating our Galleries in desirable locations is critical to the success of our business, and we identify Gallery locations based on a variety of factors, including deal economics and availability of suitable new site locations based on several store specific aspects, such as geographic location, demographics, and proximity to affluent consumers. We pursue a market-based sales strategy, whereby we assess each market’s overall sales potential and how best to approach the market across all of our channels. We customize square footage, as well as catalog circulation, to maximize each market’s sales potential and increase our return on invested capital.

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

We operate the following distinct store types as of February 2, 2019:

1)	Design Galleries, which average approximately 33,000 leased selling square feet;
2)	Legacy Galleries, which average approximately 8,000 leased selling square feet;
3)	RH Modern Galleries, which are located in Los Angeles and Dallas, and which average approximately 11,000 leased selling square feet;
4)	RH Baby & Child Galleries, which average approximately 4,000 leased selling square feet; and
5)	Waterworks showrooms, which average approximately 4,000 leased selling square feet.

We have identified key learnings from our real estate transformation that have supported the development of a new multi-tier market approach that we believe will optimize both market share and return on invested capital over time.

First, we have developed a new RH prototype Design Gallery that is an innovative and flexible blueprint, which we believe will enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. The new model is a standard we will utilize in the future that is based on key learnings from our recent Gallery openings and will range in size from 33,000 leased selling square feet inclusive of our integrated hospitality experience to 29,000 leased selling square feet without. These new Galleries will represent our assortments from RH Interiors, Modern, Baby & Child, Teen and Outdoor and contain interior design offices and presentation rooms where design professionals can work with clients on their projects. Due to the reduced square footage compared to our recent Design Gallery openings and the efficient design, this new model will be more capital efficient with less development time and cost risk, but yield similar productivity. We anticipate the new prototype Design Galleries will represent approximately two thirds of our target markets. Future prototype location examples include Edina, MN, Corte Madera, CA, Columbus, OH and Charlotte, NC.

Second, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York and Chicago. These iconic locations are highly profitable statements for our brand, and we believe they create a long-term competitive advantage that will be difficult to duplicate.

Third, we will continue to open indigenous Bespoke Galleries in the best second home markets where the wealthy and affluent visit and vacation. These Galleries are tailored to reflect the local culture and are sized to the potential of each market. Examples of indigenous Bespoke Galleries include the Hamptons, Palm Beach, Yountville and Aspen.

Fourth, we are developing a new Gallery model tailored to secondary markets. Targeted to be 10,000 to 18,000 square feet, we believe these smaller expressions of our brand will enable us to gain share in markets currently only served by smaller competitors. Examples of target secondary markets include Hartford, CT, Oklahoma City, OK and Milwaukee, WI, among others. We expect these Galleries to require a substantially smaller net investment than our larger Design Galleries and to pay back our capital investment within two years in most instances. Our plan is to test a few of these Galleries over the next several years, and if proven successful, this format could lead to an increase in our long-term Gallery targets.

We believe our multi-tier market approach to transforming our real estate will enable us to ramp our opening cadence from 3 to 5 new Galleries per year, to a pace of 5 to 7 new Galleries per year.

We continue to evaluate potential opportunities for standalone RH Baby & Child, RH Teen and RH Modern Galleries in select markets.

In 2015 we began to introduce an integrated hospitality experience, including cafés, wine vaults and barista bars, into a number of our new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries. As of February 2, 2019, 6 of our Design Galleries include an integrated RH Hospitality experience and we plan to incorporate hospitality, including cafés, wine vaults and barista bars in many of the new Galleries that we open in the future.

Retail Gallery Metrics (1)

	Year Ended
	February 2, 2019		February 3, 2018
	Store Count	Total Leased Selling Square Footage (2)	Store Count	Total Leased Selling Square Footage (2)
		(in thousands)		(in thousands)
Beginning of period	83	981	85	912
Design Galleries opened:
Portland Design Gallery	1	26.0	—	—
Nashville Design Gallery	1	45.6	—	—
New York Design Gallery	1	50.5	—	—
Yountville Design Gallery	1	6.7	—	—
Toronto (Yorkdale) Design Gallery	—	—	1	43.3
West Palm Design Gallery	—	—	1	46.5
Modern Galleries opened:
Dallas RH Modern Gallery	1	8.2	—	—
Baby & Child Galleries opened:
Portland RH Baby & Child Gallery	1	4.7	—	—
Dallas RH Baby & Child Gallery	1	3.7	—	—
Waterworks Showrooms opened:
Waterworks Scottsdale Showroom	1	2.2	—	—
Waterworks Boston Showroom	—	—	1	5.0
Legacy Galleries closed:
Portland legacy Gallery	(1)	(4.7)	—	—
Nashville legacy Gallery	(1)	(7.1)	—	—
Washington DC legacy Gallery	(1)	(5.6)	—	—
NY Flatiron legacy Gallery	(1)	(21.4)	—	—
Toronto (Bay View) legacy Gallery	—	—	(1)	(6.0)
Toronto (Yonge Street) legacy Gallery	—	—	(1)	(8.6)
West Palm legacy Gallery	—	—	(1)	(7.1)
Baby & Child Galleries closed:
West Palm Baby & Child Gallery	—	—	(1)	(2.5)
Waterworks Showrooms closed:
Waterworks Scottsdale Showroom	(1)	(1.1)	—	—
Waterworks Boston Showroom	—	—	(1)	(2.1)
End of period	86	1,089	83	981

Total leased square footage at end of period (3)		1,467		1,318
Weighted-average leased square footage (4)		1,409		1,262
Weighted-average leased selling square footage (4)		1,047		930
Retail sales per leased selling square foot (5)		$1,177		$1,252

(1)	Retail data excludes outlet stores.
(2)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for fiscal 2018 includes approximately 11,600 square feet related to two owned store locations. Leased selling square footage for fiscal 2017 includes approximately 4,800 square feet related to one owned store location.

(3)

Total leased square footage as of February 2, 2019 includes approximately 16,100 square feet related to two owned store locations. Total leased square footage as of February 3, 2018 includes approximately 5,400 square feet related to one owned store location.

(4)

Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

(5)

Retail sales per leased selling square foot is calculated by dividing total net revenues for all retail stores, comparable and non-comparable, by the weighted-average leased selling square footage for the period.

The following list shows the number of retail Galleries and showrooms in each U.S. state, each Canadian province and in the U.K. where we operate as of February 2, 2019:

Location	Store	Location	Store	Location	Store
Alabama	1	Massachusetts	2	Tennessee	1
Arizona	2	Michigan	1	Texas	9
California	20	Minnesota	1	Utah	1
Colorado	2	Missouri	1	Virginia	2
Connecticut	4	Nevada	1	Washington	1
Florida	5	New Jersey	2	District of Columbia	1
Georgia	2	New York	5	Alberta	2
Illinois	3	North Carolina	2	British Columbia	1
Indiana	1	Ohio	3	Ontario	1
Kansas	1	Oklahoma	1	London (1)	1
Louisiana	1	Oregon	2
Maryland	1	Pennsylvania	2	Total	86

(1)	The London location is a Waterworks showroom.

We continually analyze opportunities to selectively consolidate stores in connection with openings of our Design Galleries or close stores that have been under-performing or are no longer consistent with our brand positioning. In many cases, we continue to operate a store until its lease has expired in order to effect the closure in a cost-efficient manner.

Outlet Stores

Our outlet stores are branded as Restoration Hardware Outlet or RH Outlet and are typically located in outlet malls. Our outlet stores serve as a key part of our reverse logistics platform and provide an efficient means to sell primarily returned merchandise and, to a lesser extent, discontinued and overstock merchandise outside of our core sales channels.

E-Commerce

Our primary RH websites, www.rh.com, www.restorationhardware.com, www.rhmodern.com, www.rhbabyandchild.com and www.rhteen.com, provide our customers with the ability to purchase our merchandise online. We sell Waterworks products online through www.waterworks.com.

Our e-commerce platform allows our customers to experience the unique lifestyle settings reflected in our catalogs and throughout our stores, and to shop substantially all of our current product assortment. We update our websites regularly to reflect new products, product availability and occasionally special offers.

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

Source Books

We produce a series of catalogs, which we refer to as Source Books, to showcase our merchandise assortment. In fiscal 2018, our mailed Source Books included RH Interiors, RH Outdoor, RH Modern, RH Rugs, RH Teen, RH Baby & Child and RH Holiday. Our Source Books are one of our primary branding and advertising vehicles. We have found that merchandise assortments displayed in our Source Books contribute to increased sales of those products across all of our channels. As in our retail stores, our Source Books present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Source Books also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Source Books is coordinated in-house in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our Source Book production costs.

Our Source Book mailings serve as a key driver of sales through both our websites and retail stores. Our customers respond to the Source Books across all of our channels, with sales trends closely correlating to the assortments that we emphasize and feature prominently in our Source Books, websites and retail Galleries. We continue to evaluate and optimize our Source Book strategy based on our experience.

We maintain a database of customer information, including customer information from our RH Members Program, which includes sales patterns, detailed purchasing information, certain demographic information, as well as mailing and email addresses. We mail our Source Books to addresses within this database and to addresses provided to us by third parties. The database supports our ability to analyze our customers’ buying behaviors across sales channels and facilitates the development of targeted marketing strategies, and is maintained in accordance with our privacy policy disclosed on our website. We segment our customer files based on multiple variables, and we tailor our Source Book mailings and emails in response to the purchasing patterns and product needs of our customers. We focus on continually improving the segmentation of customer files and the expansion of our customer database.

Our Source Books, in concert with our e-commerce channel, are a cost-effective means of testing new products, and allow us to launch categories in a disciplined, expeditious and cost-effective manner.

Trade and Contract

In addition to our core channels, we continue to expand into B2B channels, including Trade and Contract. In the Trade channel, we work directly with independent interior designers and decorators purchasing products for their clients’ residential projects. We also sell directly to customers who make purchases with the assistance of their interior designers or decorators, which we refer to as “designer-assisted sales.” Our Contract business supplies products to large-scale hospitality, commercial and residential development projects, working with architecture and design firms, developers and their ecosystem of business partners. These channels offer additional avenues for reaching new customers, including both businesses and individuals.

Marketing and Advertising

Our retail Galleries and our Source Books are the primary branding and advertising vehicles for the RH brands. In addition, we employ a variety of marketing and advertising vehicles to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted Source Book circulation, promotional mailings, email communications, online and print advertisements, and public relations activities and events. We maintain a database of customers, which includes sales patterns, detailed purchasing information, certain demographic information, as well as mailing and email addresses. We use our customer database to tailor our programs and increase productivity of our marketing and promotion initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investment.

The highly-differentiated design aesthetic and shopping environment of our stores drive customer traffic not only to our stores but also to our direct channels. Our Source Books and targeted emails further reinforce the RH brand image and drive sales across all of our sales channels. We also engage in a wide range of other marketing, promotional and public relations activities to promote our brands. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-store events related to new store openings and product launches. We also engage print advertising in brand-relevant publications such as Architectural Digest, Elle Décor, Veranda, Town and Country, The New York Times, WSJ and others, and deliver marketing messages to customers via online advertising. We believe that these efforts will drive increased brand awareness, leading to higher sales in our stores and our direct businesses over time.

RH Members Program

The RH Members Program is an exclusive membership program that reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across all RH brands, excluding Waterworks, in addition to other benefits including complimentary interior design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card, among other benefits. We introduced the RH Members Program in March 2016 as an alternative to prior practices involving numerous event-driven promotions. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value, which has resulted in orders and sales being more evenly distributed throughout the year as opposed to the peaks and valleys of orders and sales we experienced prior to the introduction of the program. We believe that our shift from a promotional event model to a membership model has enhanced the customer experience, rendered our brand more valuable, improved operational execution and reduced costs.

Sourcing

We primarily contract with third-party vendors for the manufacture of our merchandise. Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with vendors and manufacturers. Our products are generally made from readily available raw materials. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2018, we sourced approximately 75% of our purchase dollar volume from approximately 27 vendors. In fiscal 2018, one vendor accounted for approximately 11% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2018, approximately 73% of our products were sourced in Asia, with approximately 41% sourced from China, 15% from the United States and the remainder from other countries and regions. In fiscal 2017, approximately 77% of our products were sourced in Asia, with approximately 46% sourced from China, 14% from the United States and the remainder from other countries and regions.

RH is committed to offering safe, legal, high quality products, made consistently with our values. RH has a Compliance and Social Responsibility team dedicated to ensuring we keep these commitments through product testing, audits and other verification methods. Product testing is a core process for our organization. RH Baby & Child offers an extensive selection of GREENGUARD Gold Certificated children’s furniture. GREENGUARD Gold Certified products aid in the creation of healthier indoor environments by emitting fewer airborne chemical compounds that can contribute to health issues, including asthma, allergies and other respiratory conditions. We are in the process of obtaining GREENGUARD Certification for all of our indoor furniture products.

While we currently do not have any long-term merchandise supply contracts, we believe that we generally have strong relationships with our product vendors. Although we transact business primarily on an order-by-order basis, we typically work with many of our vendors over extended periods of time, and many vendors are making long-term capacity investments to serve our increasing demands.

Distribution and Delivery

We manage the distribution and delivery of our products through our distribution centers. We currently operate two furniture fulfillment centers and one small parcel fulfillment center servicing RH products, which are located strategically in three markets throughout the United States. We have one fulfillment center in the United States servicing Waterworks products.

In fiscal 2017, we began architecting a new operating platform in order to simplify our business, enhance the customer experience, and amplify decision quality and speed. Our initial efforts focused on our distribution center network and the home delivery experience. As a result of our work to redesign our distribution network and optimize inventory, we were able to forego building a fifth furniture distribution center planned to open in fiscal 2017, and completed the closure of our furniture fulfillment centers in Mira Loma, CA and Dallas, TX. In fiscal 2018, we completed the closure of our furniture fulfillment center in Essex, MD. In total, we eliminated 2.3 million square feet of distribution center space, resulting in savings in excess of $25 million annually. We believe servicing our furniture business from two coastal distribution centers will result in improved in-stock availability and faster inventory turns, while reducing operating costs.

We operate portions of our home delivery services in 16 key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We plan to continue to in-source these services in additional markets over time. We offer a white glove home delivery service for our larger merchandise and furniture categories, where third-party personnel deliver fully assembled items to the location of our customers’ choice. We believe there is an opportunity to improve the customer experience by taking greater control of the home delivery experience over time. We believe that many third-party furniture delivery providers are designed to support mass and mid-market companies and that significant opportunity exists for developing improved solutions for the luxury market. We have achieved significant scale such that we can now explore and test alternative solutions in many markets, including the use of our own trucks and drivers, and believe we can dramatically enhance the customer experience while reducing return rates, damages and deliveries per order.

Through our distribution center network redesign, reverse logistics and outlet redesign, and the reconceptualization of home delivery, we have improved our supply chain and fulfillment capabilities, and have built a scalable infrastructure to support our future growth. We believe our enhanced supply chain and fulfillment operations allow us to manage customer orders and distribute merchandise to our customers in an efficient and cost-effective manner. We also believe that these upgrades have improved customer satisfaction by reducing delivery times, reducing damage to merchandise, and improving our customer’s overall buying experience.

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

We believe that we compete primarily on the basis of design, quality and value, and that our distinct combination of these elements, along with the strength of our brand and our fully integrated multi-channel business model, allows us to compete effectively and differentiate ourselves from competitors. We compete with the interior design trade and specialty merchants by providing a high quality, broad product assortment at an exceptional value. We compete against certain other home furnishings retailers primarily by offering what we believe are superior quality, highly distinctive design styles and a sophisticated lifestyle presentation in our product offering.

We also believe that our success depends in substantial part on our ability to originate and define product trends, as well as to timely anticipate, gauge and react to changing consumer demands. Certain competitors are larger and have greater financial, marketing and other resources than us. However, many smaller specialty retailers may lack the financial resources, infrastructure, scale and national brand identity necessary to compete effectively with us. We believe we are effectively positioned to gain market share from both of these segments and drive growth.

Employees

As of February 2, 2019, we had approximately 5,200 employees, of which approximately 800 were part-time employees. As of that date, approximately 2,300 of our employees were based in our stores. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.

Intellectual Property

The “RH,” “Restoration Hardware,” “RH Modern,” “RH Baby & Child,” “RH Teen,” “Waterworks,” and “Waterworks Studio” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including “restorationhardware.com,” “rh.com,” “rhmodern.com,” “rhbabyandchild.com,” “rhteen.com,” and “waterworks.com” and others that include our trademarks. These domain names are perpetually renewable. We own design patents or pending applications to protect the ornamental appearance of several of our products. These design patents are valid for 14 years from the date of issuance. We own copyrights, including copyright registrations or pending applications, for our website and for several of our Source Books. We believe that our trademarks, design patents, and copyrights have significant value and we vigorously protect them against infringement.

Fluctuation in Quarterly Results

Our quarterly results vary depending upon a variety of factors, including our product offerings, store openings, shifts in the timing of holidays and the timing of Source Book releases, promotional events and the timing and extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

Corporate Information

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

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the SEC. The SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, who file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Our Investor Relations Department can be contacted at RH, 15 Koch Road, Corte Madera, CA 94925, Attention: Investor Relations; telephone: 415-945-3500; e-mail: investorrelations@rh.com.

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

Risks Related to Our Business

We have experienced significant fluctuations in the growth rate of our business during the last several years, and high levels of growth may not be achieved in future periods and may not generate a corresponding improvement in our results of operations.

We have experienced significant fluctuations in the growth rate of our business during the last several years. We may continue to experience wide fluctuations in quarter-to-quarter performance, not only because the rate of sales growth in some quarters may be slower than in prior periods but also because we may experience some quarters that have growth rates that are higher than prior periods. We are currently engaged in a number of initiatives to support the growth and transformation of our business, including investments to elevate the customer experience, which includes architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric-driven quality system and company-wide decision data, the transition from a promotional to a membership model, and a more aggressive approach to rationalizing our SKU count and optimizing inventory including through selling slower moving, discontinued and other inventory through markdowns and our outlet channel. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our gross margins in the short term and may amplify fluctuations in our growth rate from quarter to quarter depending on the timing and extent of our realization of the costs and benefits of such initiatives.

There can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties that may have a material negative impact on growth and profitability. In addition, these initiatives may have near-term material negative impacts on growth and profitability as we incur costs or pursue strategies that may not contribute to our profits and margins until future periods, if at all. For example, in fiscal 2017, net revenues increased 14%, of which 2.9 points of growth was related to higher outlet and warehouse sales stemming from our accelerated inventory optimization efforts. While our higher outlet revenues and inventory optimization efforts had a positive impact on revenues and working capital, they had a negative impact on margins and earnings.

Some factors affecting our business, including macroeconomic conditions and policies and changes in legislation, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the overall economic environment such as periods of economic recession as well as slowdowns in the housing market. Our business performance is also linked to the overall strength of luxury consumer spending in markets in which we operate. Economic conditions affecting selected markets in which we operate can have an impact on the strength of our business in those local markets. As an example, during periods in which the price for oil declined rapidly, we experienced a slowing in our business in some regions where the economy is linked to energy exploration and production, including Texas and Canada.

In addition, our rates of revenue growth and comparable brand revenue growth have sharply fluctuated from quarter to quarter over the last three years and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue and comparable brand revenue growth, including;

•	the overall economic and general retail sales environment, including the effects of uncertainty or stock market volatility on consumer spending;
•	consumer preferences and demand;
•	the number, size and location of stores we open, close, remodel or expand in any period;
•	changes in Source Book circulation, and the number of pages in our Source Books and timing of mailing;
•	our ability to efficiently source and distribute products;
•	changes in our product offerings and the introduction, and timing thereof, of introduction of new products and new product categories;
•	promotional events;

•	our competitors introducing similar products or merchandise formats;
•	the timing of various holidays, including holidays with potentially heavy retail impact; and
•	the success of our marketing programs.

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

We are undertaking a large number of new business initiatives at the same time in order to support our future growth. For example, we have developed and continue to refine and enhance our Gallery format, which involves larger store square footage. We also continue to add new product categories and to expand product assortments. For example, in fiscal 2015 we launched our new RH Modern and RH Teen categories. We are currently contemplating other new product lines and extensions. We introduced RH Hospitality in fiscal 2015 at RH Chicago, The Gallery at the Three Arts Club. Based on the success of our hospitality offering, we have integrated RH Hospitality into a number of our new Galleries under development incorporate an integrated RH Hospitality offering including restaurants, wine vaults, and pantries. We continue to refine and develop the RH Hospitality model as we seek to optimize this part of our business and its integration with the operation of our Gallery locations. The RH Hospitality business is different from our traditional home furnishings operations and involved evolving strategies that are untested and unproven and may expose us to operational risks. There can be no assurance that we will successfully scale RH Hospitality, that we will optimally balance the resources and square footage allocated to our hospitality offerings versus our product offerings at our Galleries, or that our hospitality offerings will be attractive to consumers in our market.

We have also embarked on an initiative to expand our product sales to international markets and are currently exploring opportunities for Design Galleries in several locations outside the United States, including the United Kingdom and Europe. International expansion would expose us to new risks, including, but not limited to, risks related to currency fluctuation, supply chain and product sourcing, international economic or political events including but not limited to the U.K.’s impending withdrawal from the European Union, commonly referred to as “Brexit,” that may negatively impact the luxury market, and new regulatory regimes applicable to our products, Galleries and employees. We may be unsuccessful in adapting our operations to address such risks. We also may be unsuccessful in accurately selecting which international markets would support demand for our products or sizing our Gallery openings to such markets. If we are not successful in managing the large number of new initiatives that are underway, we might experience an adverse impact on our financial condition and results of operations.

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

We often have in the past, and may in the future, incur significant costs for any new initiative before we realize any corresponding revenue with respect to such initiative. In addition, we may incur costs as we revise, restructure or discontinue existing product categories or business offerings in favor of pursuing new initiatives or retail concepts. For example, as we continue to open larger format Design Galleries in select major metropolitan markets, we expect to close a number of legacy Galleries and replace them with our Design Gallery format. The introduction of an integrated hospitality experience, including roll out of an integrated food and beverage experience at a new Gallery location often requires significant investments by us before the location is open to customers and able to generate revenues, and we anticipate that a number of Galleries to be opened during the next several years will continue to require this form of upfront investment before they generate revenue from the food and beverage offerings. In addition, during the fourth quarter of fiscal 2016, we initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and we no longer operate RHCA as a separate division, and as a result we incurred restructuring related costs. To the extent that these new business opportunities do not generate sufficient revenue to recoup the cost of developing and operating such new concepts, our results of operations could be materially adversely affected.

In addition, we are continuing a number of new initiatives to improve the operations of our business, including ongoing refinements to our management structure and organizational design. Some of the improvements we are pursuing include changing the ways we source and deliver our products to our customers, as well as streamlining and realigning the management structure in our home office operations. We have also focused on elevating the customer experience, which includes improving our distribution and delivery of products to our customers and architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric-driven quality system and company-wide decision data. We have focused on rationalizing our SKU count and optimizing inventory, which includes selling slower moving, discontinued and other inventory through markdowns and our outlet channel, as well as enhancing and optimizing our product sourcing capabilities and adding new management information systems. We also transitioned from a promotional to a membership model, in the early part of fiscal 2016, by introducing the RH Members Program, which provides a range of benefits to our customers in return for payment of an annual membership fee. We introduced the RH Members Program as an alternative to prior practices involving numerous event-driven promotional programs. Although we are extremely satisfied with the results of the RH Members Program to date, this program is still new to our business, and there can be no certainty as to exactly how our customers may react to this program over time or how the RH Members Program will affect our financial results from quarter to quarter.

Given the large number of organizational initiatives we are pursuing, as well as the complexity and untested nature of many of these efforts, there can be no certainty that we will be successful in executing on these initiatives including changes to our organizational design and management structure. We may not experience the operational or financial benefits we expect these improvements to generate and we may face unanticipated costs related to pursuing these initiatives such as personnel turnover, management distraction, or compliance and quality control risks, any of which could have a material adverse effect on our financial condition or results of operations.

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

Based on total dollar volume of purchases, in fiscal 2018 we sourced approximately 85% of our merchandise from outside the United States, including 73% from Asia, with approximately 41% of our products sourced from China. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as any trade and or other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations whether in connection with new products we introduce or new production locations that may be introduced, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we have no long-term contracts with them and generally transact business with them on an order-by-order basis.

Many of our imported products are subject to existing duties, tariffs, anti-dumping duties, quotas and other similar trade restrictions that may limit the quantity or affect the price of some types of goods that we import into the United States. In addition, substantial regulatory uncertainty exists regarding international trade relations and trade policy, both in the United States and abroad. An introduction of new duties, tariffs, quotas or other similar trade restrictions, or increases in existing duties or tariff rates, on products imported into the United States, whether actual, pending or threatened, may have a negative impact on our results of operations. Additionally, such uncertainties, even if not directly applicable to our imported products, may have a negative influence on the domestic and international economy generally and indirectly reduce market demand for our products. For example, a significant subset of our furniture and lighting sourced from China has been affected by the tariffs on such products. While we have been working with our vendor partners on mitigation strategies to seek to address the impact of such tariffs on our product pricing and costs, such efforts may not be fully sufficient to remediate the impact of the 10 per cent ad valorem duty on a subset of products imported from China, which become effective as of September 24, 2018, or any other pending or future increases in tariffs, including the recently proposed increase in the 10 per cent ad valorem duty to the rate of 25 per cent. In particular, we may not be able to receive adequate pricing concessions from our vendors and pricing increases that we seek to pass through to our customers may not be successful in achieving our objectives. Our sales may fall in response to price increases and our vendors may not be able to support the level of pricing concessions that we seek and our mitigation strategy and arrangements may not have the intended effect on our business. In addition, we have moved some of our merchandise sourcing away from China which may or may not achieve the intended benefits. In the event that any tariffs applicable to our business become applicable on a longer term basis, there can be no assurance that our efforts to mitigate the impact of such longer term tariffs will be successful.

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

We have in recent periods, and may in the future, recall products from the market due to quality or other issues. Despite our ongoing efforts to improve customers’ satisfaction with their experience at RH, we may fail to maintain the necessary level of quality for some of our products in order to satisfy our customers. For example, our vendors may not be able to continuously adhere to our quality control standards, and we might not identify a quality deficiency before merchandise ships to our stores or customers. Our failure to supply high quality merchandise in a timely and effective manner to our customers, our announcement of additional product recalls, or any perception that we are not adequately maintaining our sourcing and quality control processes in order to anticipate product quality issues could damage our reputation and brand image, and could lead to an increase in product returns or exchanges or customer litigation against us and a corresponding increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards or applicable government requirements could trigger high rates of customer complaints or returns, become subject to a product recall and/or attract negative publicity, which could in turn damage our reputation and brand image, result in consumer litigation (including class-action lawsuits), and harm our business. With the growth in importance and the impact of social media over the last few years, the magnitude of such harm to our business, reputation and brand image may be significantly amplified. The number of business initiatives we are undertaking to enhance the quality of our customers’ experience and to improve our organizational design, which are expected to include increasingly significant operational and other changes in the near term, may complicate our supply chain and quality control management process, and any inability to invest sufficient resources in quality control and compliance processes or significant turnover in the personnel dedicated to such function may result in quality control issues or product recalls.

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

We are focused on sizing our assortments and our stores to the potential of the market by adjusting the square footage and number of stores on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected stores in these or adjacent markets. In addition, we have developed a new RH model Design Gallery that is designed to enable us to more quickly place our product assortment and retail experience into the market and will range in size from 33,000 leased selling square feet inclusive of our integrated hospitality experience to 29,000 leased selling square feet without. We are also developing a Gallery tailored to secondary markets, targeted to be 10,000 to 18,000 leased selling square feet, which we expect will require a substantially smaller net investment than our larger Design Galleries and to pay back our capital investment within two years in most instances. We also intend to continue to open indigenous Bespoke Galleries in the second home markets where the wealthy and affluent visit and vacation, which will be tailored to reflect the local culture and be sized to the potential of each market. When we address the introduction of new stores in a particular market or changes to, or closure of, existing stores, we must make a series of decisions regarding the size and location of new stores (or the existing stores slated to undergo changes or closure) and the impact on our other existing stores in the area or being without presence or “out of the market.”

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

If we are unable to successfully optimize and operate our distribution centers, furniture home delivery hubs and other aspects of our supply chain and customer delivery network, or if we are not able to fulfill orders and deliver our merchandise to our customers in an effective manner, our business and results of operations will be harmed.

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

We have historically relied on the availability of some amount of debt financing to fund our operations. We have also incurred indebtedness to finance other strategic initiatives, including our share repurchase programs, such as (i) the aggregate $1 billion in share repurchase programs authorized by our Board of Directors, which program was fully completed during fiscal 2017, and (ii) the share repurchase program authorized by our Board of Directors in October 2018 in an aggregate amount of $700 million of which (x) $250.0 million in share repurchases were completed in fiscal 2018, and (y) the $700 million authorization amount was replenished by the Board of Directors in March, 2019. We completed debt financings in fiscal 2014, fiscal 2015 and fiscal 2018 through the issuance of three series of convertible senior notes for an aggregate principal amount of $985 million. As of February 2, 2019, we had $57.5 million in outstanding borrowings and $378.9 million of availability under our revolving line of credit, net of $13.6 million in outstanding letters of credit. Our revolving line of credit contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates. These restrictive covenants may limit our operational and financial flexibility, and we may face financial and contractual consequences to the extent we are not able to maintain our compliance with such covenants, which could have a materially adverse effect on our business, financial condition and results of operations.

While we believe that we currently have sufficient capital for the operation of our business in the near term, we may expend some significant portion of our capital on investments in our business, our real estate strategy, the purchase of our equity securities, our international expansion, the acquisition of new businesses and our significant number of concurrent initiatives. In addition, our capital needs may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2018, we spent $136.7 million for capital expenditures. The exact level of our net capital expenditures in future fiscal years, including fiscal 2019, will depend both on the level of gross capital expenditures that we undertake in our business as well as the amount of any proceeds from the sale of assets including sales of real estate. We plan to continue pursuing our real estate strategy by opening Design Galleries in select major metropolitan markets, developing new RH model Design Galleries and Galleries tailored to secondary markets, and opening indigenous Bespoke Galleries in the second home markets where the wealthy and affluent visit and vacation, as well as pursuing category extensions of our brand and exploring new business areas. We have principally relied upon leases with landlords for most of our Gallery locations to date. We have begun to pursue a real estate development model strategy for some of our new Gallery developments in which we invest in ownership of real estate such as we did in the case of our current Gallery location in San Francisco where we own both the building and the land. The real estate development model may require us to pursue additional capital expenditures than a traditional leasing model, but we may be able to recoup substantial amounts of capital and may also achieve gains on our capital investments if we are successful with this model and are able to sell the real estate interests to a real estate investor in a sale leaseback transaction. As we develop new Galleries, as well as potentially other strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment than a traditional store lease with a landlord. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

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

Pursuit of share repurchases may expose us to other risks in connection with our business including legal and financial constraints, risks related to capital allocation, the level of indebtedness that we carry, increases costs for borrowing, risks related to legal claims and litigation and increased dependency on capital markets and sources of financing to fund the requirements of our business including the costs of any share repurchases. To the extent that we incur indebtedness in connection with our business in connection with or as a result of our share repurchases, the requirements of such debt may include terms and conditions that could have an adverse effect upon our business including as a result of restrictive financial or operational covenants, burdensome rates of interest, cross defaults and other terms that may reduce our operational or financial flexibility or cause us to incur substantial costs including restructuring or refinancing such indebtedness.

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

The success of our business depends upon our ability to retain continued service of certain key personnel, particularly our Chairman and Chief Executive Officer, Gary Friedman, and to attract and retain additional qualified key personnel in the future. We face risks related to loss of any key personnel and we also face risks related to any changes that may occur in key senior leadership executive positions. Any disruption in the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. These changes could also increase the volatility of our stock price.

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

In August 2018, we appointed a new President, Chief Financial and Administrative Officer in connection with the departure of our previous President, Chief Financial and Administrative Officer. In March 2019, we appointed a new Chief Financial Officer as a result of the new President, Chief Financial and Administrative Officer’s decision to step down due to health considerations. We may face risks related to these and other transitions in our leadership team.

Competition for qualified employees and personnel in the retail industry is intense, particularly in the San Francisco Bay Area where our headquarters are located, and we may be unable to retain personnel that are important to our business or hire additional qualified personnel. The process of identifying personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, and store managers, and upon the continued contributions of these people. In addition, our complex operations require the services of qualified and experience management personnel, with expertise in the areas including information technology and supply chain management. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, we are pursuing a dynamic business model which is subject to a number of new business initiatives as we seek to optimize our business and financial performance. As a result of the ongoing evolution of our business, we frequently implement changes to our organizational design in order to more closely align our management structure with the needs of the business. In connection with such changes to our management structure, we also implement changes in personnel and reductions in force as a result of which we may incur severance costs and other reorganization charges and expenses. Changes in our organizational structure may also have an impact on retention of personnel.

Inasmuch as our success depends in part upon our ability to attract, motivate and retain a sufficient number of store and other employees who understand and appreciate our corporate culture and customers. Turnover in the retail industry and food and beverage industry is generally high. Excessive employee turnover will result in higher employee costs associated with finding, hiring and training new store employees. If we are unable to hire and retain store and other personnel capable of consistently providing a high level of customer service, our ability to open new stores, service the needs of our customers and expand our food and beverage business may be impaired, the performance of our existing and new stores and operations could be materially adversely affected and our brand image may be negatively impacted.

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

We face product liability, product safety and product compliance risks relating to the design, manufacturing, raw material sourcing, testing, contents, importation, sale, use and performance of some of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Some of our products must comply with certain federal and state laws and regulations. For example, some of our products are subject to the Consumer Product Safety Act, the Federal Hazardous Substances Act and the Consumer Product Safety Improvement Act (the “CPSIA”), which empower the Consumer Product Safety Commission (the “CPSC”) to establish product bans, substance bans, substance limits, performance requirements, test methods and other compliance verification processes. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty. The CPSC is particularly active in regulation and enforcement activities related to the kinds of children’s products sold in our RH Baby & Child division. Certain of the products we sell are subject to the Lacey Act, prohibiting the importation and sale of products containing illegally harvested wood, among other things. Likewise, many of our products are subject to the regulations of the California Air Resources Board (the “CARB”) and the Environmental Protection Agency regarding formaldehyde emissions from composite wood products (e.g., plywood and medium density fiberboard).

If we experience negative publicity, regardless of any factual basis, customer complaints or litigation alleging illness or injury, related to our products, or if there are allegations of failure to comply with applicable regulations, our brand reputation would be harmed.

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nevertheless, our products have in the past (including during fiscal 2018) been, and may in the future be, subject to recall for product safety and compliance reasons. Our efforts to address the sources of these product recalls, including those due to products sourced from our vendors, may not be successful and we may continue to face additional product recalls. Concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims. To the extent future product recalls create a negative public perception of our business, we could face reputational harm or could be subject to elevated levels of legal claims. There can be no assurance that we will have the benefit of adequate insurance or payments from third parties including our product vendors in order to address losses and expenses that we may incur in connection with product recalls. Not all of the costs and expenses that we have previously incurred in connection with product recalls have been covered by insurance or reimbursement from third parties including our product vendors. We and our product vendors may be unable to obtain such insurance or the insurance may be prohibitively expensive and any coverage that is available may be inadequate to cover costs we incur in connection with product recalls.

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

From time to time, we and/or our management are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation. Such legal proceedings may include claims related to our employment practices, claims of intellectual property infringement, including with respect to copyright, trademarks, patents and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers, and claims alleging securities fraud. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation against us, depending on the outcome of such claims, could lead to further claims and proceedings including on new and otherwise unrelated matters, for example by attracting the attention of plaintiff’s firms or of regulators. Litigation and other claims and regulatory proceedings against our management or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

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

We currently rely on a combination of copyright, trademark, patent, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We believe that our photographs, trademarks and other proprietary rights have significant value and are important to identifying and differentiating certain of our products and brand from those of our competitors and creating and sustaining demand for certain of our products. We have from time to time encountered other retailers selling products substantially similar to our products or misrepresenting that the products such retailers were selling were our products. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of our rights by others (especially with respect to infringement by non-U.S. entities with no physical U.S. presence), including imitation of our products and misappropriation of our images and brand. The costs of defending and enforcing our intellectual property assets may incur significant time and legal expense, and we may not be entirely successful in protecting our assets, enforcing our rights or collecting on judgments as a prevailing party. If we are unable to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position could suffer.

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

In fiscal 2018, we sourced 85% of our products from outside the United States, and we are increasing the level of our international sourcing activities in an effort to obtain more of our products directly from vendors located outside the United States. Additionally, we have expanded our business-to-business sales. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, or limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. The United States Foreign Corrupt Practices Act, and other similar laws and regulations, generally prohibit companies and their intermediaries from making improper payments to foreign governmental officials for the purpose of obtaining or retaining business. While our policies mandate compliance with applicable laws and regulations, including anti-bribery laws and other anti-corruption laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to our provision for income taxes as of February 2, 2019 and February 3, 2018. The Tax Act includes a number of changes to existing U.S. tax laws that impact us, including the reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also provides for a one-time transition tax on accumulated foreign earnings and the acceleration of depreciation for certain assets, as well as prospective changes beginning in 2018, including limitations on the deductibility of executive compensation and interest, the elimination of certain domestic deductions and credits, the elimination of the Alternative Minimum Tax regime, and modifications to the deductibility and carryforward period of net operating losses. The Tax Act transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which may have the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation.

The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. We have completed our analysis of the Tax Act, and have not made material adjustments to the provisional amounts that we previously recorded.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. It is difficult to predict the impact of future changes to accounting principles or current accounting practice and the exact impact of such changes may not be what we anticipate. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, we adopted Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2018, the adoption of which materially impacted the timing of recognizing advertising expense related to direct response advertising, including costs associated with our Source Books. In addition, we adopted Accounting Standards Update 2016-02—Leases (Topic 842) in the first quarter of fiscal 2019, the adoption of which will have a material impact on our consolidated balance sheets due to the initial recognition of right of use assets and lease liabilities for our operating and finance lease arrangements. In addition, the adoption of Topic 842 will have a material impact on our consolidated statements of income, specifically cost of goods sold and interest expense—net, primarily due to the change from the build-to-suit lease transactions under the previous accounting guidance to the new finance lease classification treatment. For information regarding recently issued accounting pronouncements, refer to Note 3—Significant Accounting Polices in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Further, to the extent we experience any increases in costs or diversions in managerial or personnel resources in order to adopt new accounting rules or regulations, our results of operations could be materially adversely affected.

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in completing or realizing the expected benefits of such acquisitions.

As part of exploring growth opportunities, we may from time to time seek to acquire value-creating, add-on businesses that we believe will broaden our existing position and market reach. For example, in fiscal 2016, we acquired a controlling interest in Waterworks. In the fourth quarters of fiscal 2018 and fiscal 2017, we recorded a goodwill impairment charge of $17.4 million and $33.7 million, respectively, with respect to Waterworks due to indicators identified in the fourth quarters of fiscal 2018 and fiscal 2017 that there could be an impairment of the Waterworks reporting unit. In addition, in the fourth quarter of fiscal 2018, we recorded a tradename impairment charge of $14.6 million with respect to Waterworks due to indicators identified in the fourth quarter of fiscal 2018 that there could be an impairment of the Waterworks reporting unit. Refer to Note 3—Significant Accounting Polices in our consolidated financial statements within Part II of this Annual Report on Form 10-K. There can be no assurance that the Waterworks business will meet its future operating or financial objectives and if its results do not improve we may recognize additional charges related to this business and our financial results of operation may be adversely affected.

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

Our total assets include intangible assets with an indefinite life, goodwill, tradename and trademarks, and substantial amounts of long-lived assets, principally property and equipment. Changes to estimates or projections used to assess the fair value of these assets, or results of operations that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could adversely affect our results of operations.

Our total assets include intangible assets with an indefinite life, goodwill, tradename and trademarks, and substantial amounts of property and equipment. We evaluate these long-lived assets for possible impairment annually or earlier if impairment indicators exist and make certain estimates and projections in connection with the impairment analyses for these long-lived assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges were significant, our results of operations would be adversely affected.

In fiscal 2018 and fiscal 2017, we recorded goodwill impairment related to the Waterworks reporting unit of $17.4 million and $33.7 million, respectively. In fiscal 2018, we recorded tradename impairment related to the Waterworks reporting unit of $14.6 million. Additionally, in fiscal 2018 and fiscal 2017, we recorded impairment charges on long-lived assets of $0.2 million and $4.5 million, respectively, due to the closure of three distribution centers. In fiscal 2016, we recorded impairment charges on long-lived assets of $5.5 million due to the decisions made to integrate the RHCA product line into the broader RH platform and of $4.8 million due to the decision to sell an aircraft. There can be no assurance that we will not experience further impairment charges with respect to the Waterworks reporting unit or impairment charges with respect to other assets in future periods.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We have in the past periodically experienced deficiencies in our internal controls that have been identified during the audit process or at other times. Management has concluded that our internal control over financial reporting was effective as of February 2, 2019. However, if we identify in the future one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Therefore, even if our management concludes in the future that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed. Material weaknesses and significant deficiencies may be identified during the audit process or at other times.

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

Our operations are subject to risks of natural or man-made disasters, acts of war, terrorism or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural or man-made disasters or other similar events, including floods, hurricanes, earthquakes, widespread illness, fires, loss of power, interruption of other utilities, industrial accidents, social unrest and riots. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of disasters, including fires and earthquakes that could disrupt our operations and affect our results of operations, and there is evidence that extreme weather, extended drought and shifting climate patterns have intensified the frequency and severity of wildfires in California. Many of our vendors are also located in areas that may be affected by such events. Moreover, geopolitical or public safety conditions which affect consumer behavior and spending may impact our business. Terrorist attacks or other hostilities, or threats thereof, in the United States or in other countries around the world, as well as future events occurring in response to or in connection with them, could again result in reduced levels of consumer spending. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

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

The market price for our common stock has in the past been, and may in the future be volatile. As a retailer, our results are significantly affected by factors outside our control, particularly consumer spending and consumer confidence, which can significantly affect our stock price. In addition, the market price of our common stock may fluctuate significantly in response to a number of other factors, including those described elsewhere in this “Risk Factors” section, as well as the following:

•	quarterly variations in our results of operations compared to market expectations;
•	changes in preferences of our customers;
•	announcements of new products or significant price reductions by us or our competitors;
•	size of our public float;
•	stock price performance of our competitors;
•	fluctuations in stock market prices and volumes;
•	default on our indebtedness;
•	actions by competitors or other shopping center tenants;
•	changes in senior management or key personnel;
•	changes in financial estimates by securities analysts or failure to meet their expectations;
•	actual or anticipated negative earnings or other announcements by us or other retail companies;
•	downgrades in our credit ratings or the credit ratings of our competitors;
•	natural or man-made disasters or other similar events;
•	issuances or expected issuances of capital stock; and
•	global economic, legal and regulatory changes unrelated to our performance.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many retail companies. Stockholders can institute securities class action litigation following periods of market volatility. We have been subject to such class action securities litigation and may experience further claims of this kind. Any such securities litigation can result in substantial costs and expenses and the attention of management could be diverted from our business.

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

In June 2018, we issued $300 million of 0.00% convertible senior notes due 2023 and, on June 26, 2018, we issued an additional $35 million pursuant to the exercise of an overallotment option granted to the initial purchasers as part of the June 2018 offering (the “2023 Notes”). In June 2015, we issued $250 million of 0.00% convertible senior notes due 2020 and, on July 2, 2015, we issued an additional $50 million pursuant to the exercise of the overallotment option granted to the initial purchasers as part of the June 2015 offering (collectively, the “2020 Notes”). In June 2014, we issued $300 million of 0.00% convertible senior notes due 2019 and, on June 24, 2014, we issued an additional $50 million pursuant to the exercise of an overallotment option granted to the initial purchasers as part of the June 2014 offering (the “2019 Notes” and, together with the 2023 Notes and the 2020 Notes, the “Notes”). In connection with each offering of the Notes, we entered into convertible note hedge transactions with certain counterparties (the “Bond Hedge”) and warrant transactions (the “Warrants” and together with the Notes and the Bond Hedge, the “Convertible Notes Financings”) with the same counterparties (the “hedge counterparties”).

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

As of February 2, 2019, we have approximately 1,467,000 leased gross square feet for 20 Design Galleries, 43 legacy Galleries, 2 RH Modern Galleries, 6 RH Baby & Child Galleries and 15 Waterworks showrooms throughout the United States and in the U.K. The initial lease term of our retail Galleries generally ranges from 10 to 15 years, and certain leases contain renewal options for up to an additional 25 years. We have approximately 1,213,000 leased gross square feet for 39 outlet stores that were open as of February 2, 2019.

Most leases for our retail Galleries and outlets provide for a minimum rent, typically including annual escalating rent increases. In addition, certain leases have a percentage rent based upon sales after minimum thresholds are achieved. Leases generally require us to pay insurance, utilities, real estate taxes, repair and maintenance expenses, and common area maintenance.

Leased Properties

The following table summarizes the location and size of our leased fulfillment centers and corporate facilities, as well as the size of our home delivery hubs, occupied as of February 2, 2019:

Location	Leased Square Footage (Approximate)
RH Furniture Fulfillment Centers
Patterson, California	1,501,000
Baltimore (North East), Maryland	1,195,000

RH Small Parcel Fulfillment Center
West Jefferson, Ohio (1)	1,224,000

Waterworks Fulfillment Center
Brookfield, Connecticut	160,000

Home Delivery Hub Locations (2)	1,455,000

Corporate Facilities
Corte Madera, California (1) (3)	257,000
Pinole, California (4)	200,000
Danbury, Connecticut (5)	41,000
Other	18,000

(1)	Customer service center operations are also performed at this location.
(2)	Includes total approximate leased square footage for 16 separate home delivery hub locations.
(3)	Location of RH Headquarters. Includes approximately 8,000 square feet of warehouse space.
(4)	Represents warehouse space.
(5)	Location of Waterworks Headquarters.

Owned Properties

We currently own two properties, a 9,000 square foot property that is the location of our Gallery in San Francisco’s Design District, and a 18,000 square foot property that is the location of our Yountville Design Gallery. Both owned properties are part of our RH Segment. In addition, we currently own land in Edina, MN which we are developing for a future Design Gallery.

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

For additional information regarding certain securities litigation, refer to Note 19—Commitments and Contingencies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock trades under the symbol “RH” on the NYSE.

The number of stockholders of record of our common stock as of February 2, 2019 was 21. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph and table compare the cumulative total stockholder return for our common stock during the five-year period ended February 2, 2019 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on January 31, 2014 in the common stock of RH, the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	01/31/2014	1/30/2015	1/29/2016	01/27/2017	02/02/2018	02/01/2019
RH	100.00	154.27	108.60	45.98	162.21	235.53
NYSE Composite Index	100.00	105.71	96.64	113.20	131.28	123.70
S&P Retailing Select Index	100.00	116.62	103.36	107.60	114.63	110.42

Repurchases of Common Stock

During the three months ended February 2, 2019, we repurchased the following shares of our common stock:

	Number of Shares (1)	Average Purchase Price Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in millions)
November 4, 2018 to December 1, 2018	—	$—	—	$555
December 2, 2018 to January 5, 2019	891,129	$118.25	886,700	$450
January 6, 2019 to February 2, 2019	—	$—	—	$450
Total	891,129		886,700

(1)

Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan. There were 4,429 shares surrendered for this purpose during the three months ended February 2, 2019.

(2)	Reflects shares repurchased as part of the Fiscal 2018 $700 Million Repurchase Program authorized by the Board of Directors on October 10, 2018.

Item 6.	Selected Consolidated Financial Data

The following tables present RH’s consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated financial data as of February 2, 2019 and February 3, 2018 and for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017 were derived from consolidated financial statements included in Item 8—Financial Statements and Supplementary Data. The selected consolidated financial data as of January 28, 2017 and as of and for the periods ended January 30, 2016 and January 31, 2015 were derived from consolidated financial statements for such years not included herein.

The fiscal years ended February 2, 2019, January 28, 2017, January 30, 2016 and January 31, 2015 each consisted of 52 weeks. The fiscal year ended February 3, 2018 consisted of 53 weeks.

The selected historical consolidated data presented below should be read in conjunction with Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes to our consolidated financial statements.

	Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share amounts)
Consolidated Statements of Income:
Net revenues	$2,505,653	$2,440,174	$2,134,871	$2,109,006	$1,867,422
Cost of goods sold	1,504,806	1,591,107	1,455,084	1,356,314	1,176,648
Gross profit	1,000,847	849,067	679,787	752,692	690,774
Selling, general and administrative expenses	711,617	717,766	626,751	567,131	525,048
Income from operations	289,230	131,301	53,036	185,561	165,726
Other expenses
Interest expense—net	75,074	62,570	44,482	35,677	17,551
Goodwill and tradename impairment	32,086	33,700	—	—	—
Loss on extinguishment of debt	917	4,880	—	—	—
Total other expenses	108,077	101,150	44,482	35,677	17,551
Income before income taxes	181,153	30,151	8,554	149,884	148,175
Income tax expense	30,514	27,971	3,153	58,781	57,173
Net income	$150,639	$2,180	$5,401	$91,103	$91,002
Weighted-average shares used in computing basic net income per share	21,613,678	27,053,616	40,691,483	40,190,448	39,457,491
Basic net income per share	$6.97	$0.08	$0.13	$2.27	$2.31
Weighted-average shares used in computing diluted net income per share	26,533,225	29,253,208	40,926,840	42,256,559	41,378,210
Diluted net income per share	$5.68	$0.07	$0.13	$2.16	$2.20
Other Financial and Operating Data:
Direct as a percentage of net revenues (1)	44%	44%	45%	49%	50%
Growth in net revenues:
Stores (2)	3%	16%	9%	16%	14%
Direct (1)	2%	12%	(7)%	10%	28%
Total	3%	14%	1%	13%	20%
Comparable brand revenue growth (3)	4%	6%	(7)%	11%	20%
Adjusted net income (4)	$223,694	$89,200	$51,789	$114,772	$97,636
Adjusted EBITDA (5)	$400,770	$268,270	$186,225	$273,425	$224,961
Capital expenditures (6)	$136,736	$146,194	$170,031	$127,902	$110,359

	February 2,	February 3,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,803	$17,907	$87,023	$331,467	$145,686
Short-term and long-term investments (7)	—	—	175,889	152,855	80,506
Working capital (8)	110,276	132,098	722,355	861,304	540,299
Total assets	1,806,034	1,732,866	2,192,520	2,067,944	1,522,036
Financing obligations under build-to-suit lease transactions	228,928	229,323	203,015	146,621	124,770
Convertible senior notes due 2019—net (9)	344,146	329,012	314,543	300,711	287,487
Convertible senior notes due 2020—net (9)	272,919	255,865	239,876	224,887	—
Convertible senior notes due 2023—net (9)	253,689	—	—	—	—
Asset based credit facility	57,500	199,970	—	—	—
Term loan	—	80,000	—	—	—
Equipment security notes	—	18,497	—	—	—
Promissory note	—	13,183	—	—	—
Notes payable for share repurchases	19,633	19,390	19,390	19,523	19,523
Total debt (including current portion) (10)	956,681	923,896	581,318	552,702	314,514
Total stockholders’ equity (deficit)	(22,962)	(7,336)	919,869	886,160	702,916

(1)	Direct net revenues include sales originating from our Source Books, websites, and phone orders, including our Contract business and a portion of our Trade business.
(2)

Stores data represents sales originating in retail stores, including Waterworks showrooms, and outlet stores. Net revenues for outlet stores, which include warehouse sales, were $179.0 million, $205.7 million, $144.6 million, $142.8 million and $121.6 million, for fiscal 2018, fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

(3)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child, RH Modern Galleries and RH Hospitality. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue was included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue was included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition. The impact on net revenues related to the product recalls in fiscal 2018, fiscal 2017 and fiscal 2016 has been excluded from comparable brand revenue growth. Because fiscal 2017 was a 53-week year, comparable brand revenue growth percentage for fiscal 2017 excludes the extra week of revenue.

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

	Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income	$150,639	$2,180	$5,401	$91,103	$91,002
Adjustments pre-tax:
Amortization of debt discount (a)	39,216	27,926	26,404	19,803	6,852
Goodwill and tradename impairment (b)	32,086	33,700	—	—	—
Reorganization related costs (c)	9,977	949	5,698	—	—
Asset impairment and lease losses (d)	7,218	4,417	12,743	—	—
Distribution center closures (e)	1,778	4,846	—	—	—
Recall accrual (f)	1,619	7,707	4,615	—	—
Loss on extinguishment of debt (g)	917	4,880	—	—	—
Impact of inventory step-up (h)	380	2,527	6,835	—	—
Legal settlement (i)	(5,289)	—	—	—	—
Non-cash compensation (j)	—	23,872	3,672	—	—
Anti-dumping exposure (k)	—	(2,202)	—	—	—
Gain on sale of building and land (l)	—	(2,119)	—	—	—
Legal claim (m)	—	—	8,701	19,046	7,700
Aircraft impairment (n)	—	—	4,767	—	—
Acquisition related costs (o)	—	—	2,847	—	—
Subtotal adjusted items	87,902	106,503	76,282	38,849	14,552
Impact of income tax items (p)	(14,847)	(19,483)	(29,894)	(15,180)	(7,918)
Adjusted net income	$223,694	$89,200	$51,789	$114,772	$97,636

(a)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”) and for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”), we separated the 2019 Notes, 2020 Notes and 2023 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes and 2023 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes and 2023 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes and 2023 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $2.7 million, $2.5 million, $2.4 million, $2.3 million and $1.1 million during fiscal 2018, fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

(b)	Represents goodwill and tradename impairment related to the Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements.
(c)

Fiscal 2018 represents severance costs and related taxes associated with reorganizations, including severance related to the closure of the Essex, MD distribution center. Fiscal 2017 represents severance costs and related taxes related to the closure of the Mira Loma, CA and Dallas, TX distribution centers, as well as the closure of the Dallas customer call center. Fiscal 2016 represents severance costs and related taxes associated with a reorganization. The fiscal 2017 and fiscal 2016 expense is partially offset by a reversal of stock-based compensation expense related to unvested equity awards.

(d)

Fiscal 2016 represents the impairment associated with RH Contemporary Art, which was integrated into the broader RH platform and no longer operates as a separate division. In fiscal 2016, this resulted in cost of goods sold of $1.1 million which represented impairment of inventory, and selling, general and administrative expenses of $10.6 million which represented lease related charges, property and equipment disposals, and donations. In fiscal 2017 and fiscal 2018, additional lease related charges of $4.4 million and $3.4 million, respectively, were recorded to selling, general and administrative expenses due to the remeasurement of the lease loss liability for RH Contemporary Art resulting from an update to both the timing and the amount of future estimated lease related cash inflows. The fiscal 2018 adjustment also includes accelerated depreciation expense of $2.6 million due to a change in the estimated useful life of certain assets and a $1.2 million inventory impairment charge related to holiday merchandise, both of which were recorded in cost of goods sold. Fiscal 2016 also includes a $1.0 million inventory impairment charge recorded to cost of goods sold associated with RH Kitchen due to the alignment with the Waterworks Kitchen product line strategy.

(e)	Represents disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs associated with distribution center closures.
(f)

Represents a reduction in net revenues, impact on cost of goods sold, as well as accrual adjustments and insurance recoveries related to certain product recalls. Product recalls had the following effect on our income before income taxes:

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
	(in thousands)
Reduction of net revenues	$4,733	$3,207	$3,441
Impact on cost of goods sold	(4,139)	4,315	535
Impact on gross profit	594	7,522	3,976
Incremental selling, general and administrative expenses	1,025	185	639
Impact on income before income taxes	$1,619	$7,707	$4,615

(g)

Represents the loss on extinguishment of debt related to the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in full in June 2018, as well as the second lien term loan which was repaid in full in October 2017.

(h)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(i)	Represents a favorable legal settlement, net of related legal expenses.
(j)

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

(n)	Represents the impairment recorded upon reclassification of aircraft as asset held for sale.
(o)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.
(p)

The adjustment for fiscal 2018 is based on an adjusted tax rate of 16.9%, which is calculated based on the weighted-average fiscal 2018 quarterly adjusted pro forma tax rates and excludes a $3.6 million tax impact associated with the Waterworks reporting unit goodwill impairment. The adjustment for fiscal 2017 is based on an adjusted tax rate of 34.7%, which is calculated based on the weighted-average fiscal 2017 quarterly adjusted pro forma tax rates and excludes the impact of tax reform, including the $6.0 million revaluation of the net deferred tax assets and $1.0 million transitional tax, as well as the $5.9 million tax impact associated with the Waterworks reporting unit goodwill impairment. Fiscal 2016 assumes a normalized tax rate of 39%. The adjustment for fiscal 2015 represents the tax effect of the adjusted items based on our effective tax rate of 39.2%. Fiscal 2014 assumes a normalized tax rate of 40%.

(5)

EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense, goodwill and tradename impairment, loss on extinguishment of debt and provision for income taxes. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income	$150,639	$2,180	$5,401	$91,103	$91,002
Depreciation and amortization	74,346	70,135	56,995	44,595	34,463
Interest expense—net	75,074	62,570	44,482	35,677	17,551
Goodwill and tradename impairment (a)	32,086	33,700	—	—	—
Loss on extinguishment of debt (a)	917	4,880	—	—	—
Income tax expense	30,514	27,971	3,153	58,781	57,173
EBITDA	363,576	201,436	110,031	230,156	200,189
Non-cash compensation (b)	24,122	50,709	29,988	24,223	17,072
Reorganization related costs (a)	9,977	949	5,698	—	—
Asset impairment and lease losses (a)	4,607	4,417	12,743	—	—
Distribution center closures (a)	1,778	4,846	—	—	—
Recall accrual (a)	1,619	7,707	4,615	—	—
Impact of inventory step-up (a)	380	2,527	6,835	—	—
Legal settlement (a)	(5,289)	—	—	—	—
Anti-dumping exposure (a)	—	(2,202)	—	—	—
Gain on sale of building and land (a)	—	(2,119)	—	—	—
Legal claim (a)	—	—	8,701	19,046	7,700
Aircraft impairment (a)	—	—	4,767	—	—
Acquisition related costs (a)	—	—	2,847	—	—
Adjusted EBITDA	$400,770	$268,270	$186,225	$273,425	$224,961

(a)	Refer to the reconciliation of net income to adjusted net income table above and the related footnotes for additional information.
(b)

Represents non-cash compensation related to equity awards granted to employees, including the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017 and a non-cash compensation charge related to the fully vested option grants made in connection with our acquisition of Waterworks in fiscal 2016.

(6)	Capital expenditures include the acquisition of buildings and land of $14.0 million in fiscal 2015.
(7)

As of the year ended fiscal 2016, fiscal 2015 and fiscal 2014, $142.7 million, $130.8 million and $62.2 million, respectively, of our investments were due within one year. As of the year ended fiscal 2016, fiscal 2015 and fiscal 2014, $33.2 million, $22.1 million and $18.3 million, respectively, of our investments were due within two years. We held no investments as of fiscal 2018 or fiscal 2017.

(8)	Working capital is defined as current assets, less current liabilities, excluding the current portion of long-term debt.
(9)

Represents our obligations, net of debt discount, related to the 2019 Notes, 2020 Notes and 2023 Notes. The aggregate principal amounts due under the 2019 Notes, 2020 Notes and 2023 Notes are $350 million, $300 million and $335 million, respectively.

(10)

Total debt (including current portion) includes the 2019 Notes, 2020 Notes and 2023 Notes, net of debt discount, asset based credit facility, term loan, equipment security notes, aircraft promissory note, notes payable for share repurchases and capital lease obligations, and excludes financing obligations under build-to-suit lease transactions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. In 2015 we began to introduce an integrated hospitality experience, including cafés, wine vaults and barista bars, into a number of our new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries.

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. As of February 2, 2019, we operated a total of 86 retail Galleries, consisting of 20 Design Galleries, 43 legacy Galleries, 2 RH Modern Galleries and 6 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms throughout the United States and in the U.K. As of February 2, 2019, 6 of our Design Galleries include an integrated RH Hospitality experience and we plan to incorporate hospitality, including cafés, wine vaults and barista bars in many of the new Galleries that we open in the future. As of February 2, 2019, we operated 39 outlet stores throughout the United States and Canada.

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

New Design Gallery sites are identified based on a variety of factors, such as the availability of suitable new site locations based on several store specific aspects including geographic location, demographics, and proximity to affluent consumers, and the negotiation of favorable economic terms to us for the new location, as well as satisfactory and timely completion of real estate development including procurement of permits and completion of construction. Based on our analysis, we believe we have the opportunity to operate Design Galleries in 60 to 70 locations in the United States and Canada. The number of Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects.

We opened our Portland Design Gallery in March 2018, our Nashville Design Gallery in June 2018, as well as our New York Design Gallery and our Design Gallery in Yountville, California in the Napa Valley, in September 2018. Our Galleries in Nashville, New York and Yountville include integrated cafés, wine vaults and barista bars.

We have identified key learnings from our real estate transformation that have supported the development of a new multi-tier market approach that we believe will optimize both market share and return on invested capital.

First, we have developed a new RH prototype Design Gallery that is an innovative and flexible blueprint which we believe will enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. The new model is a standard we will utilize in the future that is based on key learnings from our recent Gallery openings and will range in size from 33,000 leased selling square feet inclusive of our integrated hospitality experience to 29,000 leased selling square feet without. These new Galleries will represent our assortments from RH Interiors, Modern, Baby & Child, Teen and Outdoor and contain interior design offices and presentation rooms where design professionals can work with clients on their projects. Due to the reduced square footage compared to our recent Design Gallery openings and efficient design, this new model will be more capital efficient with less time and cost risk, but yield similar productivity. We anticipate the new prototype Design Galleries will represent approximately two thirds of our target markets. Future prototype location examples include Edina, MN, Corte Madera, CA, Columbus, OH and Charlotte, NC.

Second, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York and Chicago. These iconic locations are highly profitable statements for our brand, and we believe they create a long-term competitive advantage that will be difficult to duplicate.

Third, we will continue to open indigenous Bespoke Galleries in the best second home markets where the wealthy and affluent visit and vacation. These Galleries are tailored to reflect the local culture and are sized to the potential of each market. Examples of indigenous Bespoke Galleries include the Hamptons, Palm Beach, Yountville and Aspen.

Fourth, we are developing a new Gallery model tailored to secondary markets. Targeted to be 10,000 to 18,000 square feet, we believe these smaller expressions of our brand will enable us to gain share in markets currently only served by smaller competitors. Examples of target secondary markets include Hartford, CT, Oklahoma City, OK and Milwaukee, WI, among others. We expect these Galleries to require a substantially smaller net investment than our larger Design Galleries and to pay back our capital investment within two years in most instances. Our plan is to test a few of these Galleries over the next several years, and if proven successful, this format could lead to an increase in our long-term Gallery targets.

We believe our multi-tier market approach to transforming our real estate will enable us to ramp our opening cadence from 3 to 5 new Galleries per year, to a pace of 5 to 7 new Galleries per year.

We continue to evaluate potential opportunities for standalone RH Baby & Child, RH Teen and RH Modern Galleries in select markets.

Like our evolving multi-tier Gallery strategy, we have developed a multi-tier real estate strategy that is designed to significantly increase our unit level profitability and return on invested capital. Our three primary deal constructs are outlined below:

•

First, due to the productivity and proof of concept of our recent new Galleries, and the addition of a powerful, traffic-generating hospitality experience, we are able to negotiate “capital light” leasing deals, where as much as 65% to 100% of the capital requirement would be funded by the landlord, versus 35% to 50% previously. We currently have 15 potential capital light deals in the development pipeline that would be scheduled to open in fiscal 2019 and beyond.

•

Second, in several of our current projects, we are migrating from a leasing to a development model. We currently have two Galleries, Yountville and Edina, using this new model, and have an additional four potential development projects in the pipeline. In the case of Yountville and Edina, we expect to complete a sale-leaseback that should allow us to recoup all or a large portion of our capital. In some cases we believe we may be able to pre-sell the property and structure the transaction where the capital to build the project is advanced by the buyer during construction, which could require zero upfront capital from us.

•

Third, we are working on joint venture projects, where we share the upside of a development with the developer/landlord. An example of this new model would be our future Gallery and Guesthouse in Aspen, where we are contributing the value of our lease to the development in exchange for a profits interest in the project. The developer will deliver to RH a substantially turnkey Gallery and Guesthouse, while we continue to retain a 20% and 25% profits interest in the properties, respectively. We would expect to monetize the profits interest at the time of sale of the properties during the first five years. The net result should be a minimal capital investment to operationalize the business, with the expectation for a net positive capital benefit at time of monetization of the profits interest.

We anticipate that all of the above deal structures should lead to lower capital requirements, higher unit profitability, and significantly higher return on invested capital versus our prior Gallery development strategies.

•	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
•	transforming our real estate platform;
•	growing our merchandise assortment and introducing new products and categories;
•	expanding our service offerings, including design services and cafes, wine vaults and coffee bars at our Design Galleries;

•	exploring and testing new business opportunities complementary to our core business; and
•

increasing our brand awareness and customer loyalty through our Source Book circulation strategy, membership program, our digital marketing initiatives, advertising, and public relations activities and events.

During fiscal 2017 and fiscal 2018 we deferred the introduction of major new product category expansions other than the ongoing development of RH Hospitality in conjunction with new Design Galleries. We plan a return to our product and business expansion strategy in fiscal 2019, which has been on hold as we focus on the architecture of a new operating platform.

We also plan to increase our investment in RH Interior Design in fiscal 2019 with a goal of building the leading interior design firm in North America. We believe there is a significant revenue opportunity by offering world class design and installation services as we move the brand beyond creating and selling products, to conceptualizing and selling spaces.

•

Architect New Operating Platform. We have spent the last three years architecting a new operating platform, inclusive of transitioning from a promotional to membership model, our distribution center network redesign, the redesign of our reverse logistics and outlet business, and the reconceptualization of our home delivery and customer experience, enable us to drive lower costs and inventory levels, and higher earnings and inventory turns. Looking forward, we expect this multi-year effort to result in a dramatically improved customer experience, continued margin enhancement and significant cost savings over the next several years.

•

Maximize Cash Flow and Optimize the Allocation of Capital in the Business. In fiscal 2017 and 2018, we have focused on maximizing cash flow in our business and the allocation of capital. We believe that our operations and current initiatives are providing a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing our balance sheet, as well as deploying capital to repay debt and repurchase shares of our common stock, which we believe creates a long term benefit to our shareholders.

In October 2018, our Board of Directors approved a share repurchase program, in an aggregate amount of $700 million of which (x) $250.0 million in share repurchases were completed in fiscal 2018, and (y) the $700 million authorization amount was replenished by the Board of Directors in March, 2019. During fiscal 2018 we repurchased approximately 2.0 million shares of our common stock pursuant to this repurchase program which represented 10% of the shares outstanding as of the end of fiscal 2017. During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion. This represented 50% of the shares outstanding as of the end of fiscal 2016. Our focus on cash also resulted in our generating $163 million and $415 million in free cash flow in fiscal 2018 and fiscal 2017, respectively (refer to “Share Repurchase Programs” below for our free cash flow calculation).

•

Increase Operating Margins. During the period from fiscal 2016 through fiscal 2018, we have substantially increased the operating margins in our business. We anticipate continued improvements in operating margins as a result of our focus on a number of our strategic initiatives including (i) the occupancy leverage we expect to gain from our real estate transformation, (ii) product margin expansion as we continue to drive higher full price selling in our core business, and (iii) the continued cost savings of improvements to our operating platform and organizational structure.

Business Initiatives

We are undertaking a large number of new business initiatives in support of our key value driving strategies. In particular, during fiscal 2016 through fiscal 2018, we have pursued a range of strategic efforts to improve our business and operations including the following:

•

Introduction of Membership Model. In March 2016, we introduced the RH Members Program, an exclusive membership model that reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across all RH brands in addition to other benefits including complimentary interior design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card, among others. We believe that transitioning our business from a promotional to membership model has enhanced our brand, simplified and streamlined our business as well as allowed us to develop deeper connections with our customers.

•

For the year ended February 2, 2019, our members drove approximately 95% of sales in our core RH business, and we had approximately 418,000 members at year end. Our core RH business reflects the product categories that the membership discount can be applied to, and as a result sales generated via Outlet, Contract, Hospitality or Waterworks are excluded.

•	We believe that the shift to a membership model has positively affected the financial results of our business. Specifically, we believe some of the benefits include:

Improved customer experience. Our interior design professionals can now work with customers based on their timeline and project deadlines, as opposed to our prior promotional calendar. We believe this will lead to larger overall sales transactions for individual customer design projects.

Lower cancellations and returns. As a result of the elimination of time-limited promotional events and the associated pressure of placing an order before a promotion expires, we believe the shift to a membership model has also resulted lower rates of cancelled orders and returns.

Improved operational costs. The volume of sales, orders and shipments in our business under the prior promotional model was characterized by large spikes in customer orders based upon promotional events followed by lower orders and sales after the end of an event. This buying pattern also affected numerous other aspects of our business, including staffing and costs as we required elevated staffing levels to service the increased number of customers during peak sales events. Likewise, significant fluctuations in sales had downstream implications for our supply chain related to merchandise orders, manufacturing and production, shipment to our distribution centers and final delivery to our customers. All of these aspects of our operations are experiencing improved efficiencies as a result of the membership model whereby sales are more evenly distributed throughout the year as opposed to the peaks and valleys of orders and sales under the prior model.

•

Distribution Center Network Redesign. As a result of our work to redesign our distribution network and optimize inventory, in fiscal 2017 we were able to forego building a fifth furniture distribution center planned to open and consolidate our current furniture distribution center network from four primary locations to two primary locations (Northern California and Baltimore, Maryland area). In fiscal 2017, we completed the closure of our furniture distribution centers in Los Angeles and Dallas, eliminating 1.75 million square feet of distribution center space, resulting in savings in excess of $20 million annually. In fiscal 2018, we completed the closure of a smaller furniture distribution center in Essex, Maryland, eliminating 500,000 square feet of distribution center space, resulting in savings in excess of $5 million annually. We believe managing our business in fewer facilities while decreasing our on-hand inventory will reduce fulfillment complexity, lower inventory transfer costs, increase inventory turns, improve working capital and should result in higher gross margins over time.

•

Reconceptualize Reverse Logistics Business. In fiscal 2017, we implemented initiatives to re-conceptualize our Outlet and reverse logistics business. Previously, returns of furniture would be transferred via our home delivery hubs back to a furniture distribution center, then eventually to one of our Outlet locations. Now, returns of furniture are transferred directly from our home delivery hubs to Outlets, which has reduced transportation and handling costs, and improved selling margins across our Outlet network. We believe this initiative yielded substantial savings and margin enhancement of approximately $20 million annually.

•

Luxury In-Home Furniture Delivery Experience. We believe there is an opportunity to improve the customer experience by taking greater control of the final mile in-home delivery. While we have in-sourced the majority of our home delivery hub facilities, we continue to use third-party providers for furniture delivery into our customer’s home. We believe that many third-party furniture delivery providers are designed to support mass and mid-market companies and that significant opportunity exists for developing improved solutions for the luxury market. We have achieved significant scale such that we can now explore and test alternative solutions in certain markets, including the use of our own trucks and drivers, and believe we can dramatically enhance the customer experience while driving down return rates, damages and deliveries per order.

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

•

Development and Refinement of Hospitality Experience. In 2015 we began to introduce an integrated hospitality experience, including cafés, wine vaults and barista bars, into a number of our new Gallery locations. The success of our initial hospitality offering in Chicago led us to broaden this initiative by adding hospitality to a number of our other new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries.

•

Pursue International Expansion. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal. As such, we believe there is tremendous opportunity for the RH brand to expand globally and are currently exploring opportunities for Design Galleries in several locations outside the United States, including the United Kingdom and Europe.

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

Our Strategic Initiatives. We are in the process of implementing a number of significant business initiatives that have had and will continue to have an impact on our results of operations, including:

•	the introduction and expansion of new product categories and services;
•	the timing and progress of the opening of new Design Galleries that are under development;
•	the pursuit of our multi-tier market approach to our real estate transformation;
•	the redesign of our distribution center network;
•	the introduction of an integrated hospitality experience, including the roll out of an integrated food and beverage experience in a number of our new Design Galleries;
•	changes in our Source Book circulation strategy including the depth, frequency and timing of mailings as well as the scope of product offerings displayed in our Source Books;
•	changes in the overall opening cadence for new Galleries;
•	changes in our reverse logistics model resulting in transferring customer returns direct from our home delivery hubs to Outlets;
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

As a result of the number of current business initiatives we are pursuing, we have experienced in the past and may experience in the future significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the short term and may amplify fluctuations in our growth rates from quarter to quarter. In addition, we anticipate that our net revenues, adjusted net income and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand, and our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that was able to match market demand from our customers, leading to higher levels of customer back orders and lost sales. For example, some of our vendors experienced difficulty in producing goods in sufficient quantity to meet initial customer demand for RH Modern when it was launched in October 2015.

Consumer Preferences and Demand. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. We have successfully introduced a large number of new products in past periods, which we believe has been a contributing factor in our sales growth and results of operations. Periods in which our products have achieved strong customer acceptance generally have had more favorable results. If we misjudge the market for our products or the product lines that we acquire, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net revenues and gross profit.

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our net revenues are affected by general economic conditions including conditions that affect the housing market. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, but that our sales are particularly affected by the health of the higher end customer and demand levels from that customer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer, the higher end of the housing market may be disproportionately influenced by other factors, including stock market prices, the number of second and third homes being bought and sold, the number of foreign buyers in higher end real estate markets in the U.S., tax policies and interest rates, and the perceived prospect for capital appreciation in higher end real estate. We have in the past experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods. Additionally, we have seen a weakness in consumer spending at the luxury end of the retail market. These headwinds tied to macroeconomic factors may continue in future quarters. For more information, refer to Item 1A—Risk Factors—Changes in consumer spending and factors that influence spending of the specific consumers we target, including the health of the high-end housing market, may significantly impact our revenue and results of operations.

Fluctuation in Quarterly Results. Our quarterly results vary depending upon a variety of factors, including our product offerings, store openings, shifts in the timing of holidays and the timing of Source Book releases, promotional events and the timing and extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our results of operations, including:

Net Revenues. Net revenues reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Revenues are recognized when a customer obtains control of the merchandise. We collect annual membership fees related to the RH Members Program, which are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period.

Gross Profit. Gross profit is equal to our net revenues less cost of goods sold. Gross profit as a percentage of our net revenues is referred to as gross margin. Cost of goods sold include the direct cost of purchased merchandise; inventory shrinkage, inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or net realizable value reserves; inbound freight; all freight costs to get merchandise to our stores; design, buying and allocation costs; occupancy costs related to store operations and our supply chain, such as rent and common area maintenance for our leases; depreciation and amortization of leasehold improvements, equipment and other assets in our stores and distribution centers. In addition, cost of goods sold include all logistics costs associated with shipping product to our customers, which are partially offset by shipping income collected from customers (recorded in net revenues). We expect gross profit to increase to the extent that we successfully grow our net revenues and leverage the fixed portion of cost of goods sold.

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

In addition, in recent periods we have experienced increased selling, general and administrative expenses, including certain non-cash compensation and costs associated with reorganizations and distribution center closures, product recalls, and asset impairments and lease losses, as discussed in “Basis of Presentation and Results of Operations” below.

Adjusted EBITDA and Adjusted Net Income. We believe that adjusted EBITDA and adjusted net income are useful measures of operating performance, as the adjustments eliminate non-recurring and other items that are not reflective of underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. We also use adjusted EBITDA and adjusted net income as methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations.

We define adjusted EBITDA as consolidated net income before depreciation and amortization, interest expense, provision for income taxes and non-cash compensation, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Because adjusted EBITDA omits non-cash items, we feel that it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and can be more reflective of our operating performance.

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

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child, RH Modern Galleries and RH Hospitality. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue was included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue was included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition. The impact on net revenues related to the product recalls in fiscal 2018, fiscal 2017 and fiscal 2016 has been excluded from comparable brand revenue growth. Because fiscal 2017 was a 53-week year, comparable brand revenue growth percentage for fiscal 2017 excludes the extra week of revenue.

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

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income and other financial and operating data.

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Consolidated Statements of Income:
Net revenues	$2,505,653	$2,440,174	$2,134,871
Cost of goods sold	1,504,806	1,591,107	1,455,084
Gross profit	1,000,847	849,067	679,787
Selling, general and administrative expenses	711,617	717,766	626,751
Income from operations	289,230	131,301	53,036
Other expenses
Interest expense—net	75,074	62,570	44,482
Goodwill and tradename impairment	32,086	33,700	—
Loss on extinguishment of debt	917	4,880	—
Total other expenses	108,077	101,150	44,482
Income before income taxes	181,153	30,151	8,554
Income tax expense	30,514	27,971	3,153
Net income	$150,639	$2,180	$5,401
Other Financial and Operating Data:
Net revenues:
Stores (1)	$1,412,105	$1,371,342	$1,178,860
Direct (2)	$1,093,548	$1,068,832	$956,011
Direct as a percentage of net revenues (2)	44%	44%	45%
Growth in net revenues:
Stores (1)	3%	16%	9%
Direct (2)	2%	12%	(7)%
Total	3%	14%	1%
Comparable brand revenue growth (3)	4%	6%	(7)%

(1)

Stores data represents sales originating in retail stores, including Waterworks showrooms, and outlet stores. Net revenues for outlet stores, which include warehouse sales, were $179.0 million, $205.7 million and $144.6 million, for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

(2)	Direct net revenues include sales originating from our Source Books, websites, and phone orders, including our Contract business and a portion of our Trade business.
(3)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child, RH Modern Galleries and RH Hospitality. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue was included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue was included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition. The impact on net revenues related to the product recalls in fiscal 2018, fiscal 2017 and fiscal 2016 has been excluded from comparable brand revenue growth. Because fiscal 2017 was a 53-week year, comparable brand revenue growth percentage for fiscal 2017 excludes the extra week of revenue.

The following table sets forth our consolidated statements of income as a percentage of total net revenues.

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Consolidated Statements of Income:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	60.1	65.2	68.2
Gross profit	39.9	34.8	31.8
Selling, general and administrative expenses	28.4	29.4	29.3
Income from operations	11.5	5.4	2.5
Other expenses
Interest expense—net	3.0	2.6	2.1
Goodwill and tradename impairment	1.3	1.4	—
Loss on extinguishment of debt	—	0.2	—
Total other expenses	4.3	4.2	2.1
Income before income taxes	7.2	1.2	0.4
Income tax expense	1.2	1.1	0.1
Net income	6.0%	0.1%	0.3%

Fiscal 2018 Compared to Fiscal 2017

Fiscal 2018 includes results for fifty-two weeks and fiscal 2017 includes results for fifty-three weeks for both the RH Segment and Waterworks.

	Year Ended
	February 2,			February 3,
	2019			2018
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$2,375,472	$130,181	$2,505,653	$2,319,332	$120,842	$2,440,174
Cost of goods sold	1,426,165	78,641	1,504,806	1,517,333	73,774	1,591,107
Gross profit	949,307	51,540	1,000,847	801,999	47,068	849,067
Selling, general and administrative expenses	658,542	53,075	711,617	666,055	51,711	717,766
Income (loss) from operations	$290,765	$(1,535)	$289,230	$135,944	$(4,643)	$131,301

(1)

Waterworks results include non-cash amortization of $0.4 million and $2.5 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during fiscal 2018 and fiscal 2017, respectively.

Net revenues

Consolidated net revenues increased $65.5 million, or 2.7%, to $2,505.7 million in fiscal 2018 compared to $2,440.2 million in fiscal 2017. Stores net revenues increased $40.8 million, or 3.0%, to $1,412.1 million in fiscal 2018 compared to $1,371.3 million in fiscal 2017. Direct net revenues increased $24.7 million, or 2.3%, to $1,093.5 million in fiscal 2018 compared to $1,068.8 million in fiscal 2017. Comparable brand revenue was 4% for fiscal 2018.

RH Segment net revenues

RH Segment net revenues increased $56.1 million, or 2.4%, to $2,375.5 million in fiscal 2018 compared to $2,319.3 million in fiscal 2017. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues. Given the overall increase in RH Segment net revenues, our discussion below first lists, which we believe are in order of magnitude, all factors that contributed to the increase and then lists the factors that partially offset the overall increase.

RH Segment core net revenues increased due to timing and an increase in total pages circulated of our Source Book mailings, as well as the introduction of new products and new product categories, including the strong performance of our Outdoor product line in fiscal 2018 as compared to fiscal 2017. In addition, RH Segment core net revenues increased due to an increase in retail weighted-average leased selling square footage related to new store openings, including New York, West Palm Beach, Toronto, Portland, Nashville and Yountville. RH Segment core net revenues also increased during fiscal 2018 due to increased revenues from our Contract business, RH Hospitality operations and Membership. The overall increase in RH Segment core net revenues was partially offset by additional discounts offered on discontinued merchandise related to the optimization of our inventory and SKU rationalization. In addition, we believe that our net revenues were negatively impacted by a decline in sales in the fourth quarter resulting from stock market fluctuations and negative trends in high-end housing.

Outlet sales decreased $26.7 million in fiscal 2018 compared to fiscal 2017 primarily as a result of our inventory optimization efforts in fiscal 2017 as we increased our outlet promotional activity and offered higher discounts. Similar promotions and discounts were not offered to the same extent in fiscal 2018. This overall decrease was partially offset by an increase of seven outlet locations year over year, resulting in an approximate 15% increase in outlet selling square footage.

RH Segment net revenues decreased approximately $40.6 million due to fiscal 2017 representing fifty-three weeks of results, whereas fiscal 2018 included fifty-two weeks of results.

RH Segment net revenues for fiscal 2018 and fiscal 2017 were negatively impacted by $4.7 million and $3.2 million, respectively, related to the reduction of revenue associated with product recalls.

Waterworks net revenues

Waterworks net revenues increased $9.3 million, or 7.7%, to $130.2 million in fiscal 2018 compared to $120.8 million in fiscal 2017, primarily due to new product launches, particularly fittings for bath and kitchen. The overall increase in net revenues is partially offset by a decrease in net revenues due to Waterworks fiscal 2017, which included fifty-three weeks of results, whereas fiscal 2018 included fifty-two weeks of results.

Gross profit

Consolidated gross profit increased $151.8 million, or 17.9%, to $1,000.8 million in fiscal 2018 compared to $849.1 million in fiscal 2017. As a percentage of net revenues, gross margin increased 5.1% to 39.9% of net revenues in fiscal 2018 compared to 34.8% of net revenues in fiscal 2017.

RH Segment gross profit for fiscal 2018 was negatively impacted by $2.6 million related to acceleration of depreciation due to a change the estimated useful life of certain assets, $1.5 million related to costs associated with distribution center closures, $1.2 million due to inventory impairment related to Holiday merchandise and $0.6 million related to product recalls, including (i) the reduction of revenue, (ii) incremental costs and (iii) inventory charges, partially offset by (iv) insurance reimbursements.

RH Segment gross profit for fiscal 2017 was negatively impacted by $7.5 million related to product recalls, including (i) the reduction of revenue, (ii) incremental costs and (iii) inventory charges, and $1.7 million related to costs associated with distribution center closures. RH Segment gross profit for fiscal 2017 was positively impacted by $2.2 million related to the release of the remaining reserve for potential claims regarding anti-dumping duties which we believe have lapsed.

Waterworks gross profit for fiscal 2018 and fiscal 2017 was negatively impacted by $0.4 million and $2.5 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the accelerated asset depreciation, costs associated with the distribution center closures, inventory impairment, product recall adjustments, impact of the amortization related to the inventory fair value adjustment and release of the anti-dumping duty reserve mentioned above, consolidated gross margin would have increased 5.0% to 40.1% of net revenues in fiscal 2018 compared to 35.1% of net revenues in fiscal 2017.

RH Segment gross profit

RH Segment gross profit increased $147.3 million, or 18.4%, to $949.3 million in fiscal 2018 compared to $802.0 million in fiscal 2017. As a percentage of net revenues, RH Segment gross margin increased 5.4% to 40.0% of net revenues in fiscal 2018 compared to 34.6% of net revenues in fiscal 2017.

Excluding the accelerated asset depreciation, costs associated with distribution center closures, inventory impairment, product recall adjustments and release of the anti-dumping duty reserve mentioned above, RH Segment gross margin would have increased 5.3% to 40.1% of net revenues in fiscal 2018 compared to 34.8% of net revenues in fiscal 2017. The increase was related to improvements in our core merchandise margins as our SKU rationalization efforts had a reduced impact on our margins this year compared to last year, as well as increased outlet product margins due to higher outlet and warehouse sales during fiscal 2017 driven by increased promotions and higher discounts versus fiscal 2018. In addition, we achieved leverage in our occupancy costs primarily related to our distribution center network redesign. The overall increase in gross margin was partially offset by higher delivery costs and our investment in the ramping of our new RH Hospitality locations.

Waterworks gross profit

Waterworks gross profit increased $4.5 million, or 9.5%, to $51.5 million in fiscal 2018 compared to $47.1 million in fiscal 2017. As a percentage of net revenues, Waterworks gross margin increased 0.6% to 39.6% of net revenues in fiscal 2018 compared to 39.0% of net revenues in fiscal 2017. Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have decreased 1.1% to 39.9% of net revenues in fiscal 2018 compared to 41.0% of net revenues in fiscal 2017. The decrease in gross margin is primarily due to SKU rationalization efforts in fiscal 2018, as well as deleverage in occupancy costs resulting from lower than expected revenue growth.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $6.1 million, or 0.9%, to $711.6 million in fiscal 2018 compared to $717.8 million in fiscal 2017.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $7.5 million, or 1.1%, to $658.5 million in fiscal 2018 compared $666.1 million in fiscal 2017.

RH Segment selling, general and administrative expenses for fiscal 2018 included a $10.0 million charge related to reorganizations primarily due to streamlining and realigning our home office operations, as well as due to distribution center closures, $3.4 million related to remeasurement of RH Contemporary Art lease loss liability, $1.0 million related to product recalls, $0.3 million related to costs associated with distribution center closures and a favorable $5.3 million legal settlement, net of related legal expenses.

RH Segment selling, general and administrative expenses for fiscal 2017 included $23.9 million related to a fully vested option grant made to Mr. Friedman in May 2017, $4.4 million related to remeasurement of RH Contemporary Art lease loss liability, $3.1 million costs associated with distribution center closures, $0.9 million reorganization charges, $0.2 million incremental costs associated with product recalls and a gain of $2.1 million related to the sale of building and land.

Employment and employee related costs, excluding the fully vested option grant to Mr. Friedman, and the severance costs associated with the reorganizations and distribution center closures mentioned above, increased $10.5 million during fiscal 2018 as compared to fiscal 2017, primarily related to incentive compensation.

Corporate expenses increased $9.5 million, primarily due to an increase in preopening expense associated with our Design Gallery openings and, to a lesser extent, an increase in credit card fees due to an increase in revenues.

Advertising and marketing costs decreased $8.9 million primarily due to the adoption of Topic 606 in the first quarter of fiscal 2018, which resulted in the costs associated with Source Books being fully expensed upon delivery to the carrier, as well as the timing of our Source Book mailings.

RH Segment selling, general and administrative expenses were 27.3% and 27.4% of net revenues for fiscal 2018 and fiscal 2017, respectively, excluding the reorganizations, the remeasurement of the lease liability associated with RH Contemporary Art, the product recalls, the distribution center closures, the legal settlement, the fully vested option grant made to Mr. Friedman in May 2017 and the gain related to the sale of building and land mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by advertising and marketing, partially offset by preopening expense associated with our Design Gallery openings.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $1.4 million, or 2.6%, to $53.1 million in fiscal 2018 compared to $51.7 million in fiscal 2017. Waterworks selling, general and administrative expenses were 40.8% and 42.8% of net revenues in fiscal 2018 and fiscal 2017, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in corporate costs.

Interest expense—net

Interest expense increased $12.5 million to $75.1 million in fiscal 2018 compared to $62.6 million in fiscal 2017. Interest expense consisted of the following:

	Year Ended
	February 2,	February 3,
	2019	2018
	(in thousands)
Amortization of convertible senior notes debt discount	$41,868	$30,457
Build-to-suit lease transactions	22,667	16,781
Asset based credit facility	6,192	7,042
Amortization of debt issuance costs and deferred financing fees	3,640	4,705
Term loans	1,649	4,526
Other interest expense	3,031	2,877
Capitalized interest for capital projects	(3,139)	(3,304)
Interest income	(834)	(514)
Total interest expense—net	$75,074	$62,570

Goodwill and tradename impairment

We incurred a $32.1 million goodwill and tradename impairment charge in fiscal 2018 and a $33.7 million goodwill impairment charge in fiscal 2017 for our Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements for details regarding the impairment.

Loss on extinguishment of debt

We incurred a $0.9 million loss on extinguishment of debt in fiscal 2018 due to the repayment in full of the LILO term loan, the promissory note secured by our aircraft and the equipment security notes in June 2018, which includes acceleration of amortization of debt issuance costs of $0.6 million and a prepayment penalty of $0.3 million. We incurred a $4.9 million loss on extinguishment of debt in fiscal 2017 due to the repayment in full of the second lien term loan in October 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

Income tax expense

Income tax expense was $30.5 million in fiscal 2018 compared to $28.0 million in fiscal 2017. Our effective tax rate was 16.8% in fiscal 2018 compared to 92.8% in fiscal 2017. The effective tax rate in fiscal 2018 was significantly impacted by discrete tax benefits related to net excess tax windfalls from stock-based compensation of $15.9 million resulting from increased option exercise activity and appreciation of the stock price, the Waterworks reporting unit goodwill impairment, as well as the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 due to the passage of the Tax Cuts and Jobs Act (the “Tax Act”.) The effective tax rate in fiscal 2017 was significantly impacted by non-deductible stock-based compensation related to the May 2017 grant to Mr. Friedman of an option to purchase 1,000,000 shares of the Company’s common stock. Refer to Note 16—Stock-Based Compensation in our consolidated financial statements for a description of the option grant to Mr. Friedman. In addition, the effective tax rate in fiscal 2017 was impacted by tax reform and the Waterworks reporting unit goodwill impairment. The fiscal 2017 effective tax rate was favorably impacted by net excess tax benefits from stock-based compensation of $7.0 million.

The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The new legislation contains several key tax provisions that affect us and, as required, we have included reasonable estimates of the income tax effects of the changes in tax law and tax rate in our fiscal 2017 financial results. Since the Tax Act was passed in the fourth quarter of fiscal 2017, we considered the accounting for the transition tax, deferred tax re-measurements, and other items to be provisional. As of February 2, 2019, we finalized our estimates within the one-year measurement period allowed by the SEC and completed our accounting for the tax effects of enactment of the Tax Act.

Our provision for income taxes in fiscal 2017 included $7.0 million of income tax expense as a result of the Tax Act, including $6.0 million for the provisional re-measurement of our net deferred tax assets for the reduction in the U.S. corporate income tax rate from 35% to 21% and a $1.0 million charge for our provisional estimate of the transition tax. We completed our accounting for re-measurement of our deferred tax assets and recorded $0.5 million of income tax expense as a result. No additional income tax expense or benefit was recorded relating to the completion of our transition tax liability.

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

Net revenues

Consolidated net revenues increased $305.3 million, or 14.3%, to $2,440.2 million in fiscal 2017 compared to $2,134.9 million in fiscal 2016. Stores net revenues increased $192.5 million, or 16.3%, to $1,371.3 million in fiscal 2017 compared to $1,178.9 million in fiscal 2016. Direct net revenues increased $112.8 million, or 11.8%, to $1,068.8 million in fiscal 2017 compared to $956.0 million in fiscal 2016. Comparable brand revenue was 6% for fiscal 2017.

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

In addition, RH Segment net revenues increased approximately $40.6 million due to fiscal 2017 representing fifty-three weeks of results, whereas fiscal 2016 only included fifty-two weeks of results.

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

Gross profit

Consolidated gross profit increased $169.3 million, or 24.9%, to $849.1 million in fiscal 2017 compared to $679.8 million in fiscal 2016. As a percentage of net revenues, gross margin increased 3.0% to 34.8% of net revenues in fiscal 2017 compared to 31.8% of net revenues in fiscal 2016.

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

Excluding the release of the anti-dumping duty reserve, impact of the coupons redeemed in connection with the legal claim, product recall costs, RH Contemporary Art and RH Kitchen impairments, costs associated with the distribution center closures and amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 2.3% to 35.1% of net revenues in fiscal 2017 compared to 32.8% of net revenues in fiscal 2016.

RH Segment gross profit

RH Segment gross profit increased $145.8 million, or 22.2%, to $802.0 million in fiscal 2017 compared to $656.2 million in fiscal 2016. As a percentage of net revenues, RH Segment gross margin increased 2.7% to 34.6% of net revenues in fiscal 2017 compared to 31.9% of net revenues in fiscal 2016. Excluding the release of the anti-dumping duty reserve, impact of the coupons redeemed in connection with the legal claim, product recall costs, RH Contemporary Art and RH Kitchen impairments, and costs associated with distribution center closures mentioned above, RH Segment gross margin would have increased 2.3% to 34.8% of net revenues in fiscal 2017 compared to 32.5% of net revenues in fiscal 2016.

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

Waterworks gross profit

Waterworks gross profit increased $23.5 million, or 99.5%, to $47.1 million in fiscal 2017 compared to $23.6 million in fiscal 2016. The increase in Waterworks gross profit is primarily due to fiscal 2017 representing fifty-three weeks of results, whereas fiscal 2016 included thirty-five weeks of results as Waterworks was acquired on May 27, 2016. As a percentage of net revenues, Waterworks gross margin increased 7.5% to 39.0% of net revenues in fiscal 2017 compared to 31.5% of net revenues in fiscal 2016. Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have increased 0.3% to 41.0% of net revenues in fiscal 2017 compared to 40.7% of net revenues in fiscal 2016. The increase in gross margin is primarily due to a decline in product related reserves year over year, partially offset by deleverage in occupancy costs.

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

RH Segment selling, general and administrative expenses for fiscal 2017 included $23.9 million related to a fully vested option grant made to Mr. Friedman in May 2017, $4.4 million related to remeasurement of RH Contemporary Art lease loss liability, $3.1 million costs associated with distribution center closures, $0.9 million reorganization charges, $0.2 million incremental costs associated with product recalls and a gain of $2.1 million related to the sale of building and land.

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

Goodwill and tradename impairment

We incurred a $33.7 million goodwill impairment in fiscal 2017 for our Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements for details regarding the impairment.

Loss on extinguishment of debt

We incurred a $4.9 million loss on extinguishment of debt in fiscal 2017 due to the repayment in full of the second lien term loan in October 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

Income tax expense

Income tax expense was $28.0 million in fiscal 2017 compared to $3.2 million in fiscal 2016. Our effective tax rate was 92.8% in fiscal 2017 compared to 36.9% in fiscal 2016. The effective tax rate in fiscal 2017 was significantly impacted by non-deductible stock-based compensation related to the May 2017 grant to Mr. Friedman of an option to purchase 1,000,000 shares of the Company’s common stock. Refer to Note 16—Stock-Based Compensation in our consolidated financial statements for a description of the option grant to Mr. Friedman. In addition, the effective tax rate in fiscal 2017 was impacted by tax reform and the Waterworks reporting unit goodwill impairment. The effective tax rate was favorably impacted by net excess tax benefits from stock-based compensation of $7.0 million.

The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The new legislation contains several key tax provisions that affect us and, as required, we included reasonable estimates of the income tax effects of the changes in tax law and tax rate in our fiscal 2017 financial results. Since the Tax Act was passed in the fourth quarter of fiscal 2017, we considered the accounting for the transition tax, deferred tax re-measurements, and other items to be provisional as the charge may be adjusted due to changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of the tax legislation. As of February 2, 2019, we finalized our estimates within the one-year measurement period allowed by the SEC.

Our provision for income taxes in fiscal 2017 included $7.0 million of income tax expense as a result of the Tax Act, including $6.0 million for the provisional re-measurement of our net deferred tax assets for the reduction in the U.S. corporate income tax rate from 35% to 21% and a $1.0 million charge for our provisional estimate of the transition tax.

Quarterly Results

The following table sets forth our historical quarterly consolidated statements of income for each of the last eight fiscal quarters ended through February 2, 2019. This quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments that we consider necessary to fairly state the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8—Financial Statements and Supplementary Data.

Our quarterly results vary depending upon a variety of factors, including our product offerings, store openings, shifts in the timing of holidays, the timing of Source Book releases and promotional events, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year and results of a period shorter than a full year may not be indicative of results expected for the entire year.

	Fiscal 2017				Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Net revenues	$562,080	$615,326	$592,473	$670,295	$557,406	$640,798	$636,558	$670,891
Cost of goods sold	391,824	409,513	378,148	411,622	345,371	369,198	382,047	408,190
Gross profit	170,256	205,813	214,325	258,673	212,035	271,600	254,511	262,701
Selling, general and administrative expenses	163,360	193,690	171,163	189,553	158,434	186,225	207,495	159,463
Income from operations	6,896	12,123	43,162	69,120	53,601	85,375	47,016	103,238
Other expenses
Interest expense—net	12,179	14,402	18,915	17,074	17,035	17,480	19,371	21,188
Goodwill and tradename impairment	—	—	—	33,700	—	—	—	32,086
Loss on extinguishment of debt	—	—	4,880	—	—	917	—	—
Total other expenses	12,179	14,402	23,795	50,774	17,035	18,397	19,371	53,274
Income (loss) before income taxes	(5,283)	(2,279)	19,367	18,346	36,566	66,978	27,645	49,964
Income tax expense (benefit)	(1,913)	5,583	6,216	18,085	8,507	2,936	5,234	13,837
Net income (loss)	$(3,370)	$(7,862)	$13,151	$261	$28,059	$64,042	$22,411	$36,127
Comparable brand revenue growth (1)	9%	7%	6%	2%	1%	5%	4%	5%
Adjusted net income (2)	$1,794	$19,701	$24,424	$43,281	$33,454	$67,434	$46,826	$75,980
Adjusted EBITDA (3)	$29,585	$63,439	$73,314	$101,932	$78,424	$103,008	$87,889	$131,449

(1)

Comparable brand revenue growth includes direct net revenues and retail comparable store sales, including RH Baby & Child, RH Modern Galleries and RH Hospitality. Comparable brand revenue growth excludes retail non-comparable store sales, closed store sales and outlet net revenues. Comparable store sales have been calculated based upon retail stores, excluding outlet stores, that were open at least fourteen full months as of the end of the reporting period and did not change square footage by more than 20% between periods. If a store is closed for seven days during a month, that month will be excluded from comparable store sales. Membership revenue was included in comparable brand revenue growth beginning April 2017, which is the first full month following the one-year anniversary of the program launch. Waterworks revenue was included in comparable brand revenue growth beginning June 2017, which is the first full month following the one-year anniversary of the acquisition. The impact on net revenues related to the product recalls in the second and fourth quarters of fiscal 2017 and second, third and fourth quarters of fiscal 2018 has been excluded from comparable brand revenue growth. Because fiscal 2017 was a 53-week year, comparable brand revenue growth percentage for the fourth quarter of fiscal 2017 excludes the extra week of revenue.

(2)

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

	Fiscal 2017				Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net income (loss)	$(3,370)	$(7,862)	$13,151	$261	$28,059	$64,042	$22,411	$36,127
Adjustments pre-tax:
Goodwill and tradename impairment (a)	—	—	—	33,700	—	—	—	32,086
Amortization of debt discount (b)	6,715	6,790	6,879	7,542	7,272	9,000	11,283	11,661
Asset impairments and lease losses (c)	—	—	—	4,417	—	—	3,411	3,807
Reorganization related costs (d)	—	—	1,029	(80)	—	1,721	7,564	692
Recall accrual (e)	—	4,733	3,552	(578)	(254)	(1,064)	3,986	(1,049)
Distribution center closures (f)	—	—	833	4,013	(2,072)	—	3,850	—
Loss on extinguishment of debt (g)	—	—	4,880	—	—	917	—	—
Impact of inventory step-up (h)	1,380	480	248	419	190	190	—	—
Legal settlement (i)	—	—	—	—	1,915	(7,204)	—	—
Anti-dumping exposure (j)	—	—	—	(2,202)	—	—	—	—
Gain on sale of building and land (k)	—	(1,300)	(819)	—	—	—	—	—
Executive non-cash compensation (l)	—	23,872	—	—	—	—	—	—
Subtotal adjusted items	8,095	34,575	16,602	47,231	7,051	3,560	30,094	47,197
Impact of income tax items (m)	(2,931)	(7,012)	(5,329)	(4,211)	(1,656)	(168)	(5,679)	(7,344)
Adjusted net income	$1,794	$19,701	$24,424	$43,281	$33,454	$67,434	$46,826	$75,980

(a)	Represents goodwill and tradename impairment related to the Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements.
(b)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”) and for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”), we separated the 2019 Notes, 2020 Notes and 2023 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes and 2023 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes and 2023 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes and 2023 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.7 million, $0.8 million, $0.8 million and $0.2 million during the first, second, third and fourth quarters of fiscal 2017, respectively. Amounts are presented net of interest capitalized for capital projects of $0.6 million, $0.8 million, $0.7 million and $0.6 million during the first, second, third and fourth quarters of fiscal 2018, respectively.

(c)

Represents adjustments due to the remeasurement of the lease loss liability for RH Contemporary Art in the fourth quarter of fiscal 2017 and the third quarter of fiscal 2018, resulting from an update to both the timing and the amount of future estimated lease related cash inflows. The adjustment in the fourth quarter of fiscal 2018 consist of accelerated depreciation expense of $2.6 million due to a change in the estimated useful life of certain assets and a $1.2 million inventory impairment charge related to holiday merchandise.

(d)

Represents severance costs and related taxes associated with reorganizations, including severance related to the closure of distribution centers and the Dallas customer call center as part of our supply chain reorganization.

(e)

Represents a reduction of net revenues, increase in costs of goods sold and inventory charges associated with product recalls, as well as accrual adjustments and insurance recoveries related to product recalls.

(f)	Represents disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs associated with distribution center closures.

(g)

The adjustment for the second quarter of fiscal 2018 represents the loss on extinguishment of debt related to the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in full in June 2018. The adjustment for the third quarter of fiscal 2017 represents the loss on extinguishment of debt related to the second lien term loan which was repaid in full in October 2017.

(h)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(i)	Represents a favorable legal settlement, net of related legal expenses.
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

(l)	Represents a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.
(m)

The adjustments to calculate income tax expense for the first and third quarters of fiscal 2017 represent the tax effect of the adjusted items based on our effective tax rates of 36.2% and 32.1%, respectively. The adjustment for the second quarter of fiscal 2017 assumes a normalized tax rate of 39%. The adjustment for the fourth quarter of fiscal 2017 is based on an adjusted tax rate of 34.0% which excludes the impact of tax reform, including the $6.0 million revaluation of the net deferred tax assets and $1.0 million transitional tax, as well as the $5.9 million tax impact associated with the Waterworks reporting unit goodwill impairment. The adjustments to calculate income tax expense for the first, second and third quarters of fiscal 2018 represent the tax effect of the adjusted items based on our effective tax rates of 23.3%, 4.4% and 18.9%, respectively. The adjustment for the fourth quarter of fiscal 2018 is based on an adjusted tax rate of 21.8% and excludes a $3.6 million tax impact associated with the Waterworks reporting unit goodwill impairment.

(3)

EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense, goodwill and tradename impairment, loss on extinguishment of debt and provision for income taxes. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Fiscal 2017				Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net income (loss)	$(3,370)	$(7,862)	$13,151	$261	$28,059	$64,042	$22,411	$36,127
Depreciation and amortization	16,020	16,526	18,546	19,043	17,047	17,756	18,377	21,166
Interest expense—net	12,179	14,402	18,915	17,074	17,035	17,480	19,371	21,188
Goodwill and tradename impairment (a)	—	—	—	33,700	—	—	—	32,086
Loss on extinguishment of debt (a)	—	—	4,880	—	—	917	—	—
Income tax (expense) benefit	(1,913)	5,583	6,216	18,085	8,507	2,936	5,234	13,837
EBITDA	22,916	28,649	61,708	88,163	70,648	103,131	65,393	124,404
Non-cash compensation (b)	5,289	30,877	6,763	7,780	7,997	6,234	3,685	6,206
Asset impairment and lease losses (a)	—	—	—	4,417	—	—	3,411	1,196
Reorganization related costs (a)	—	—	1,029	(80)	—	1,721	7,564	692
Recall accrual (a)	—	4,733	3,552	(578)	(254)	(1,064)	3,986	(1,049)
Distribution center closures (a)	—	—	833	4,013	(2,072)	—	3,850	—
Impact of inventory step-up (a)	1,380	480	248	419	190	190	—	—
Legal settlement (a)	—	—	—	—	1,915	(7,204)	—	—
Anti-dumping exposure (a)	—	—	—	(2,202)	—	—	—	—
Gain on sale of building and land (a)	—	(1,300)	(819)	—	—	—	—	—
Adjusted EBITDA	$29,585	$63,439	$73,314	$101,932	$78,424	$103,008	$87,889	$131,449

(a)	Refer to the reconciliation of net income (loss) to adjusted net income table above and the related footnotes for additional information.
(b)

Represents non-cash compensation related to equity awards granted to employees. The adjustment for the second quarter of fiscal 2017 includes a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017.

Liquidity and Capital Resources

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. In fiscal 2017, we completed two share repurchase programs in an aggregate amount of $1 billion. A $300 million share repurchase was completed during the first quarter of fiscal 2017 and a $700 million share repurchase was completed during the second quarter of fiscal 2017. In October 2018, our Board of Directors approved a new $700 million share repurchase program, pursuant to which, during fiscal 2018, we repurchased approximately 2.0 million shares of our common stock for an aggregate repurchase amount of approximately $250 million. Refer to “Share Repurchase Programs” below. We intend to evaluate our capital allocation from time to time and may engage in future share repurchases in circumstances where buying shares of our common stock represents a good value and provides a favorable return for our shareholders.

We have $985 million in aggregate principal amount of convertible notes outstanding, of which $350 million mature in June 2019, $300 million mature in June 2020 and $335 million mature in June 2023. In addition, the $350 million principal amount of convertible senior notes that matures in June 2019 becomes convertible by the holders on and after March 15, 2019 through the close of business on the second schedule trading day immediately preceding June 15, 2019. At the time the notes become due, and prior to maturity to the extent the notes become convertible and a holder exercises such conversion right, the trading price of our common stock may be such that we find it necessary to settle the notes in cash. Based on free cash flow of $163 million in fiscal 2018 and anticipated strong cash flow generation in 2019 and beyond, we expect to repay the outstanding principal of our $985 million convertible notes at maturity in June 2019, June 2020 and June 2023 in cash to minimize dilution. While we anticipate using free cash flow and borrowings on our revolving line of credit to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us. We believe the strength of our business and the reduction in leverage we have achieved during the past year puts us in a strong position to take advantage of the capital markets opportunistically. We believe we have multiple financing alternatives available to us on favorable terms that could provide us with additional financial flexibility with respect to capital allocation.

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

We believe that cash expected to be generated from operations, net cash proceeds from the issuance of the convertible senior notes, borrowing availability under the asset based credit facility and other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and other capital needs for the next 12 months.

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

In addition, our capital needs may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in remodeling and opening new Design Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2018, our investments in capital expenditures totaled $136.7 million.

We anticipate our gross capital expenditures to be $165 million to $185 million in fiscal 2019, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. We anticipate that our fiscal 2019 capital expenditures will be partially offset by proceeds from sales of assets of $50 million to $60 million.

Certain of our current lease arrangements for our new Design Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, we do not expect to receive contributions directly from our landlords related to the building of our Design Galleries under these arrangements. Other lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment on our part than a traditional store lease with a landlord. We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale leaseback arrangement resulting in lower capital investment and lower rent. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
	(in thousands)
Provided by operating activities	$300,556	$556,817	$80,512
Provided by (used in) investing activities	(136,736)	44,691	(310,504)
Used in financing activities	(183,201)	(691,413)	(2,241)
Decrease in cash and cash equivalents and restricted cash equivalents	(19,511)	(89,753)	(231,784)
Cash and cash equivalents and restricted cash equivalents at end of period	5,803	25,314	115,067

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For fiscal 2018, net cash provided by operating activities was $300.6 million and consisted of net income of $150.6 million, non-cash items of $190.8 million, partially offset by an increase in cash used for working capital and other activities of $40.8 million. Working capital and other activities consisted primarily of increases in prepaid expenses and other current assets of $28.5 million related to (i) adoption of Topic 606, (ii) vendor deposits and (iii) federal and state tax receivables due to prepayments, increases in accounts receivable of $8.9 million and increases in inventory of $7.4 million. These decreases to working capital were partially offset by increases in deferred revenue and customer deposits of $8.4 million.

For fiscal 2017, net cash provided by operating activities was $556.8 million and consisted of net income of $2.2 million, non-cash items of $218.6 million and a decrease in cash used for working capital and other activities of $336.0 million. Working capital and other activities consisted primarily of decreases in inventory of $220.8 million due to our SKU rationalization initiative, outlet inventory optimization efforts and revised supply chain strategy, as well as increases in accounts payable and accrued liabilities of $64.5 million related to timing of payments. We also had decreases in prepaid expenses and other current assets of $44.3 million primarily due to amortization of our capitalized catalog costs, reduction in prepaid rent and a reduction of federal and state tax receivables.

For fiscal 2016, net cash provided by operating activities was $80.5 million and consisted of net income of $5.4 million and non-cash items of $150.8 million, partially offset by an increase in cash used for working capital and other activities of $75.7 million. Working capital and other activities consisted primarily of decreases in accounts payable and accrued liabilities of $50.3 million related to timing of payments, increases in prepaid expenses of $35.2 million related to the timing of the distribution of our Interiors Source Book and estimated federal tax payments and decreases in other current liabilities of $23.8 million related to payments for federal and state tax liabilities. This was partially offset by increases in deferred revenue and customer deposits of $24.0 million and an increase in other non-current obligations of $8.7 million primarily due to a deferred contract incentive payment.

Net Cash Provided By (Used In) Investing Activities

Investing activities consist primarily of investments in capital expenditures related to new Design Galleries, investments in supply chain and systems infrastructure, acquisition of businesses, as well as activities associated with investing in available-for-sale securities.

For fiscal 2018, net cash used in investing activities was $136.7 million due to investments in new Galleries, information technology and systems infrastructure, and supply chain investments.

For fiscal 2017, net cash provided by investing activities was $44.7 million primarily as a result of sales and maturities of investments in available-for-sale securities of $145.0 million and $46.9 million, respectively, the proceeds of which were used to fund the share repurchases made under the Fiscal 2017 $300 Million Repurchase Program. In addition, we had net proceeds from the sale of building and land and the sale of an aircraft of $10.2 million and $4.9 million, respectively. These increases to cash were partially offset by investments in new Galleries, information technology and systems infrastructure, and supply chain investments of $146.2 million and purchases of investments in available-for-sale securities of $16.1 million.

For fiscal 2016, net cash used in investing activities was $310.5 million primarily due to $170.0 million of investments in new Galleries, information technology and systems infrastructure, supply chain, and other corporate assets, as well as our acquisition of Waterworks, net of cash acquired, of $116.1 million. In addition, we made purchases of investments in available-for-sale securities of $248.5 million, partially offset by maturities and sales of such investments of $187.3 million and $37.1 million, respectively.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings related to the convertible senior notes offerings, credit facilities and other financing arrangements, as well as share repurchases and other equity related transactions.

For fiscal 2018, net cash used in financing activities was $183.2 million primarily due to net repayments of debt of $254.4 million under the asset based credit facility, LILO term loan, equipment loans and promissory note secured by our aircraft, as well as due to $250 million of share repurchases made under the Fiscal 2018 $700 Million Repurchase Program. The repayments of debt described above were partially funded by the $335 million convertible senior notes issued in June 2018, which provided net proceeds of $287.8 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Equity related transactions provided $34.5 million due to $44.0 million of proceeds from exercise of employee stock options, partially offset by $9.5 million of cash paid for employee taxes related to net settlement of equity awards

For fiscal 2017, net cash used in financing activities was $691.4 million primarily due to $1.0 billion of share repurchases made under the Fiscal 2017 $300 Million Repurchase Program and Fiscal 2017 $700 Million Repurchase Program. Cash funding for the share repurchase programs was provided by available cash balances, net borrowings under the asset based credit facility of $200.0 million, as well as borrowings under the term loans of $180.0 million, borrowings under loans secured by certain equipment of $20.0 million and borrowings under a promissory note secured by our aircraft of $14.0 million. Proceeds from exercise of employee stock options were $24.9 million. The cash provided by these financing activities was partially offset by the repayment of the second lien term loan, including the prepayment penalty, of $103.0 million, $10.2 million of payments on build-to-suit lease transactions, debt issuance costs of $8.3 million and $5.8 million cash paid for employee taxes related to net settlement of equity awards.

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

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 2, 2019, none of these conditions have occurred and, as a result, the 2023 Notes are not convertible as of February 2, 2019. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Debt issuance costs related to the 2023 Notes were comprised of discounts upon original issuance of $1.7 million and third party offering costs of $4.6 million. Discounts and third party offering costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the consolidated balance sheets.

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

We recorded a deferred tax liability of $22.3 million in connection with the debt discount associated with the 2023 Notes and recorded a deferred tax asset of $22.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the consolidated balance sheets.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 2, 2019, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of February 2, 2019. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

We recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the consolidated balance sheets.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 2, 2019, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of February 2, 2019. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the consolidated balance sheets.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of February 2, 2019, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

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

As of February 2, 2019, Restoration Hardware, Inc. had $57.5 million in outstanding borrowings and $378.9 million of availability under the revolving line of credit, net of $13.6 million in outstanding letters of credit. As a result of the consolidated FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit would be approximately $333.9 million as of February 2, 2019.

Second Lien Credit Agreement

On July 7, 2017, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into the second lien credit agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, the guarantors party thereto, the lenders party thereto, each of whom are funds and accounts managed or advised by Apollo Capital Management, L.P., and its affiliated investment managers, and Wilmington Trust, National Association as administrative agent and collateral agent with respect to the second lien term loan in an aggregate principal amount equal to $100.0 million with a maturity date of January 7, 2023. The second lien term loan of $100.0 million was repaid in full on October 10, 2017. As a result of the repayment, we incurred a $4.9 million loss on extinguishment of debt in fiscal 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

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

Share Repurchase Programs

During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion. During fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under a separate repurchase program for an aggregate repurchase amount of approximately $250 million. Total repurchases made in fiscal 2018 and fiscal 2017 represented 54.5% of the shares outstanding as of the end of fiscal 2016.

We generated $163 million and $415 million in free cash flow in fiscal 2018 and fiscal 2017, respectively, which supported our share repurchase programs. Free cash flow is calculated as net cash provided by operating activities, net proceeds from sale of assets held for sale and borrowing on build-to-suit lease transactions, less capital expenditures, payments on build-to-suit lease transactions and payments on capital leases. Free cash flow excludes all non-cash items, such as the non-cash additions of property and equipment due to build-to-suit lease transactions. Free cash flow is included in this filing because management believes that free cash flow provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. A reconciliation of our net cash provided by operating activities to free cash flow is as follows:

	Year Ended
	February 2,	February 3,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$300,556	$556,817
Capital expenditures	(136,736)	(146,233)
Payments on build-to-suit lease transactions	(7,452)	(10,200)
Payments on capital leases	(719)	(377)
Borrowing on build-to-suit lease transactions	7,077	—
Proceeds from sale of assets held for sale—net	—	15,123
Free cash flow	$162,726	$415,130

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

Fiscal 2017 $700 Million Share Repurchase Program

Following completion of the Fiscal 2017 $300 Million Repurchase Program, our Board of Directors authorized on May 2, 2017 an additional share repurchase program of up to $700 million (the “Fiscal 2017 $700 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. During the three months ended July 29, 2017, we repurchased approximately 12.4 million shares of our common stock under the Fiscal 2017 $700 Million Repurchase Program at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million. No additional shares will be repurchased in future periods under the Fiscal 2017 $700 Million Repurchase Program.

Fiscal 2018 $700 Million Share Repurchase Program

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700 million (the “Fiscal 2018 $700 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. During fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under the Fiscal 2018 $700 Million Repurchase Program at an average price of $122.10 per share, for an aggregate repurchase amount of approximately $250 million. As of February 2, 2019, there was $450 million available under the Fiscal 2018 $700 Million Share Repurchase Program.

Contractual Obligations

As of February 2, 2019, our future contractual cash obligations over the next several periods were as follows:

	Payments Due by Period
	Total	2019	2020–2021	2022–2023	Thereafter
	(in thousands)
Convertible senior notes due 2019	$350,000	$350,000	$—	$—	$—
Convertible senior notes due 2020	300,000	—	300,000	—	—
Convertible senior notes due 2023	335,000	—	—	335,000	—
Asset based credit facility (1)	57,500	—	—	57,500	—
Operating leases (2)	613,696	83,426	138,022	108,063	284,185
Other non-current obligations (3)	703,149	37,629	86,960	96,619	481,941
Capital lease obligations	14,584	2,042	3,387	2,584	6,571
Notes payable for share repurchases	19,633	892	—	18,498	243
Letters of credit	13,637	13,637	—	—	—
Total	$2,407,199	$487,626	$528,369	$618,264	$772,940

(1)	Under the credit agreement, the asset based credit facility has a maturity date of June 28, 2022.
(2)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above does not include future obligations for renewal options that have not yet been exercised. The future operating lease obligations would change if we were to exercise these options. Amounts above do not include estimated contingent rent due under operating leases. Our obligation for contingent rent as of February 2, 2019 was $4.9 million.

(3)

Other non-current obligations include estimated payments for rent associated with build-to-suit lease transactions. These amounts may be reduced in the event we are able to effect a sale-leaseback on any of these locations.

Other Commitments

The Company enters into various cancellable commitments related to the procurement of merchandise inventory. As of February 2, 2019, these merchandise inventory purchase commitments were $490.7 million.

As of February 2, 2019, the liability of $3.0 million for unrecognized tax benefits associated with uncertain tax positions (refer to Note 13—Income Taxes in our consolidated financial statements) has not been included in the contractual obligations table above as we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of February 2, 2019.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented on the consolidated financial statements have not been materially impacted by such variances. More information on all of our significant accounting policies can be found in Note 3—Significant Accounting Policies in our audited consolidated financial statements.

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

Merchandise Inventories

Our merchandise inventories are comprised of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method. To determine if the value of inventory should be marked down below original cost, we consider current and anticipated demand, customer preference and the merchandise age. The inventory value is adjusted periodically to reflect current market conditions, which requires management judgments that may significantly affect the ending inventory valuation, as well as gross margin. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or net realizable value reserves) and estimates of inventory shrinkage. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and our estimates of future retail sales prices.

Reserves for shrinkage are estimated and recorded throughout the period as a percentage of net sales based on historical shrinkage results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic cycle counts and the results of our annual physical inventory counts. Actual inventory shrinkage and obsolescence can vary from estimates due to factors including the mix of our inventory (which ranges from large furniture to décor) and execution against loss prevention initiatives in our stores, distribution centers, off-site storage locations and with third-party transportation providers.

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

We perform our annual goodwill impairment testing in the fourth fiscal quarter by comparing the fair value of a reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

RH Segment Reporting Unit

During fiscal 2018, fiscal 2017 and fiscal 2016, we reviewed the RH Segment reporting unit goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount for fiscal 2018, fiscal 2017 and fiscal 2016, and therefore we did not recognize goodwill impairment with respect to the RH Segment in any such fiscal year.

Waterworks Reporting Unit

During the fourth fiscal quarters of 2018 and 2017, we conducted our annual strategic planning process. Based upon the outcome of this process in each fiscal year, management identified indicators that there could be an impairment of the Waterworks reporting unit. These indicators included (i) an updated long-range financial plan provided by the Waterworks segment management that indicated a reduction of revenues and EBITDA as compared to prior long-range financial plans, (ii) a review of the strategic initiatives of the Waterworks segment and (iii) the Waterworks segment not achieving revenue and operating income objectives compared to plans.

In determining the Waterworks reporting unit estimated fair value using the income approach in both fiscal 2018 and fiscal 2017, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on a weighted average cost of capital. This analysis required management to make judgments about revenues, expenses, fixed asset and working capital requirements, the impact of updated tax legislation and other subjective inputs. In determining the Waterworks reporting unit estimated fair value using the market approach, management considered assumptions that it believes market participants would use in valuing the Waterworks reporting unit, based on EBITDA multiples and including the application of a control premium. For purposes of this analysis, in both fiscal years, we weighted the results 80% towards the income approach and 20% towards the market approach.

Based on the estimated fair value of the Waterworks reporting unit as of the assessment date of each of its fiscal 2018 and fiscal 2017 analysis, we recorded a $17.4 million and $33.7 million non-cash impairment in the fourth quarter of fiscal 2018 and fiscal 2017, respectively, to reduce the carrying value of goodwill in the Waterworks reporting unit.

Tradenames, Trademarks and Domain Names

We annually evaluate whether tradenames, trademarks and domain names continue to have an indefinite life. Tradenames, trademarks and domain names are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

We qualitatively assesses indefinite-lived intangible asset impairment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If tradenames, trademarks and domain names are not qualitatively assessed or if such intangible assets are qualitatively assessed and it is determined it is not more likely than not that the asset’s fair value is greater than its carrying amount, an impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, management’s plans for future operations, brand initiatives, recent results of operations and projected future cash flows.

RH Segment Reporting Unit

During fiscal 2018, fiscal 2017 and fiscal 2016, we qualitatively assessed the RH Segment reporting unit indefinite-lived intangible asset for impairment and determine it was more likely than not that the fair value of the assets were greater than their carrying amounts. Based on the qualitative tests performed in each fiscal year, we did not perform quantitative impairment tests in any year. We did not recognize any impairment with respect to intangible assets for the RH Segment reporting unit in fiscal 2018, fiscal 2017, or fiscal 2016.

Waterworks Reporting Unit

In connection with the goodwill impairment test performed for the Waterworks reporting unit in fiscal 2017, described above, we performed an impairment test on the tradenames allocated to the reporting unit which utilized the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, our significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues. Based on the quantitative impairment test performed, which resulted in fair value of the tradename in excess of book value by approximately 26%, we concluded that the tradename allocated to the Waterworks reporting unit was not impaired as of February 3, 2018 and did not recognize any impairment with respect to the tradename for the Waterworks reporting unit in fiscal 2017.

At the end of each of the first three fiscal quarters of 2018, we determined that there were no events or circumstances that indicated any impairment for the Waterworks reporting unit tradename. During the fourth fiscal quarter of 2018, management updated the fiscal 2019 budget and financial projections beyond fiscal 2019 for the Waterworks reporting unit. There were certain factors that caused the key financial inputs for the tradename valuation model to significantly decrease from the previous inputs, the most significant of which was a reduction of future forecasted net revenues resulting from an expected shift in product mix, challenges in continuing to grow the showrooms business and supply chain constraints.

These factors arising during the fourth fiscal quarter of 2018 had a significant and negative impact on the estimated future cash flows of the Waterworks reporting unit. In connection with the goodwill impairment test performed for the Waterworks reporting unit in fiscal 2018, described above, we performed an impairment test on the tradename allocated to the reporting unit which utilized the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, our significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues. Based on the quantitative impairment test performed and the result of changes in forecasted revenues and the valuation assumption around future royalty rates, we concluded that the Waterworks reporting unit tradename was impaired as of February 2, 2019. As a result, we recognized a $14.6 million non-cash impairment with respect to the tradename for the Waterworks reporting unit in fiscal 2018.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the assets.

Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows of the asset or asset group, using a discount rate commensurate with the related risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our stores is the individual gallery level. We estimate future cash flows based on gallery-level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

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

As of February 2, 2019, we had $1.6 million in valuation allowances against deferred tax assets in certain state and foreign jurisdictions due to historical losses.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. At February 2, 2019, $57.5 million was outstanding under the revolving line of credit. As of February 2, 2019, the undrawn borrowing availability under the revolving line of credit was $378.9 million, net of $13.6 million in outstanding letters of credit. As a result of the FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available under the revolving line of credit would be approximately $333.9 million. Based on the average interest rate on the revolving line of credit during the three months ended February 2, 2019, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

As of February 2, 2019, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of February 2, 2019, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of February 2, 2019, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

To the Board of Directors and Stockholders of RH

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RH and its subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended February 2, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for restricted cash in fiscal 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 29, 2019

We have served as the Company’s auditor since 2008.

RH

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 2,	February 3,
	2019	2018
		As Revised
ASSETS
Current assets:
Cash and cash equivalents	$5,803	$17,907
Accounts receivable—net	40,224	31,412
Merchandise inventories	531,947	527,026
Prepaid expense and other current assets	104,719	68,585
Total current assets	682,693	644,930
Property and equipment—net	863,562	800,698
Goodwill	124,379	141,893
Tradenames, trademarks and domain names	86,022	100,663
Other intangible assets—net	—	39
Deferred tax assets	30,033	23,311
Other non-current assets	19,345	21,332
Total assets	$1,806,034	$1,732,866
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$320,441	$318,765
Deferred revenue and customer deposits	152,595	149,404
Convertible senior notes due 2019—net	343,789	—
Other current liabilities	101,347	51,166
Total current liabilities	918,172	519,335
Asset based credit facility	57,500	199,970
Term loan—net	—	79,499
Convertible senior notes due 2019—net	—	327,731
Convertible senior notes due 2020—net	271,157	252,994
Convertible senior notes due 2023—net	249,151	—
Financing obligations under build-to-suit lease transactions	228,928	229,323
Deferred rent and lease incentives	53,742	54,983
Other non-current obligations	50,346	76,367
Total liabilities	1,828,996	1,740,202
Commitments and contingencies (Note 19)	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of February 2, 2019 and February 3, 2018	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 20,480,613 shares issued and 20,477,813 shares outstanding as of February 2, 2019; 41,737,470 shares issued and 21,517,338 shares outstanding as of February 3, 2018	2	2
Additional paid-in capital	356,422	840,765
Accumulated other comprehensive loss	(2,333)	(171)
Retained earnings (accumulated deficit)	(376,810)	152,394
Treasury stock—at cost, 2,800 shares as of February 2, 2019 and 20,220,132 shares as of February 3, 2018	(243)	(1,000,326)
Total stockholders’ deficit	(22,962)	(7,336)
Total liabilities and stockholders’ deficit	$1,806,034	$1,732,866

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Net revenues	$2,505,653	$2,440,174	$2,134,871
Cost of goods sold	1,504,806	1,591,107	1,455,084
Gross profit	1,000,847	849,067	679,787
Selling, general and administrative expenses	711,617	717,766	626,751
Income from operations	289,230	131,301	53,036
Other expenses
Interest expense—net	75,074	62,570	44,482
Goodwill and tradename impairment	32,086	33,700	—
Loss on extinguishment of debt	917	4,880	—
Total other expenses	108,077	101,150	44,482
Income before income taxes	181,153	30,151	8,554
Income tax expense	30,514	27,971	3,153
Net income	$150,639	$2,180	$5,401
Weighted-average shares used in computing basic net income per share	21,613,678	27,053,616	40,691,483
Basic net income per share	$6.97	$0.08	$0.13
Weighted-average shares used in computing diluted net income per share	26,533,225	29,253,208	40,926,840
Diluted net income per share	$5.68	$0.07	$0.13

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Net income	$150,639	$2,180	$5,401
Net gains (losses) from foreign currency translation	(2,162)	1,510	1,003
Net unrealized holding gains on available-for-sale investments	—	11	5
Total comprehensive income	$148,477	$3,701	$6,409

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—January 30, 2016	40,583,275	4	763,566	(2,700)	144,813	294,888	(19,523)	886,160
Stock-based compensation	—	—	28,930	—	—	—	—	28,930
Issuance of restricted stock	33,555	—	—	—	—	—	—	—
Vested and delivered restricted stock units	88,538	—	(1,531)	—	—	—	—	(1,531)
Exercise of stock options—including tax benefit	123,265	—	(99)	—	—	—	—	(99)
Net income	—	—	—	—	5,401	—	—	5,401
Net gains from foreign currency translation	—	—	—	1,003	—	—	—	1,003
Net unrealized holding gains (losses) on investments	—	—	—	5	—	—	—	5
Balances—January 28, 2017	40,828,633	4	790,866	(1,692)	150,214	294,888	(19,523)	919,869
Stock-based compensation	—	—	50,283	—	—	—	—	50,283
Issuance of restricted stock	15,631	—	—	—	—	—	—	—
Vested and delivered restricted stock units	197,660	—	(4,504)	—	—	—	—	(4,504)
Exercise of stock options	695,546	—	23,643	—	—	—	—	23,643
Repurchases of common stock	(20,220,132)	(2)	—	—	—	20,220,132	(1,000,326)	(1,000,328)
Retirement of treasury stock	—	—	(19,523)	—	—	(294,888)	19,523	—
Net income	—	—	—	—	2,180	—	—	2,180
Net gains from foreign currency translation	—	—	—	1,510	—	—	—	1,510
Net unrealized holding gains (losses) on investments	—	—	—	11	—	—	—	11
Balances—February 3, 2018 —As Revised	21,517,338	2	840,765	(171)	152,394	20,220,132	(1,000,326)	(7,336)
Stock-based compensation	—	—	23,557	—	—	—	—	23,557
Issuance of restricted stock	6,405	—	—	—	—	—	—	—
Vested and delivered restricted stock units	122,177	—	(9,502)	—	—	—	—	(9,502)
Exercise of stock options	882,272	—	44,024	—	—	—	—	44,024
Repurchases of common stock	(2,050,379)		—	—	—	2,050,379	(250,243)	(250,243)
Retirement of treasury stock	—	—	(591,519)	—	(658,807)	(22,267,711)	1,250,326	—
Equity component value of convertible note issuance—net	—	—	89,933	—	—	—	—	89,933
Sale of common stock warrant	—	—	51,021	—	—	—	—	51,021
Purchase of convertible note hedge	—	—	(91,857)	—	—	—	—	(91,857)
Impact of Topic 606 adoption (Note 3)	—	—	—	—	(21,036)	—	—	(21,036)
Net income	—	—	—	—	150,639	—	—	150,639
Net losses from foreign currency translation	—	—	—	(2,162)	—	—	—	(2,162)
Balances—February 2, 2019	20,477,813	$2	$356,422	$(2,333)	$(376,810)	2,800	$(243)	$(22,962)

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$150,639	$2,180	$5,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,346	70,135	56,995
Goodwill and tradename impairment	32,086	33,700	—
Assets impairments and lease losses	5,634	6,481	17,137
Product recalls	6,874	7,707	4,615
Net non-cash charges resulting from inventory step-up	380	2,527	6,835
Amortization of purchase premiums and accretion of purchases discount—net	—	99	1,022
Amortization of debt discount	41,868	30,457	28,822
Excess tax shortfall from exercise of stock options	—	—	3,288
Stock-based compensation expense	23,983	50,709	29,214
Loss on extinguishment of debt	917	4,880	—
Deferred income taxes	263	6,572	(221)
Other non-cash interest expense	4,410	5,325	3,121
Change in assets and liabilities—net of acquisition:
Accounts receivable	(8,883)	2,758	588
Merchandise inventories	(7,399)	220,767	(4,304)
Prepaid expense and other assets	(78,454)	44,252	(35,222)
Accounts payable and accrued expenses	(452)	64,460	(50,307)
Deferred revenue and customer deposits	8,413	3,366	23,977
Other current liabilities	51,215	680	(23,820)
Deferred rent and lease incentives	(1,111)	1,059	4,662
Other non-current obligations	(4,173)	(1,297)	8,709
Net cash provided by operating activities	300,556	556,817	80,512
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(136,736)	(146,194)	(170,031)
Purchase of trademarks and domain names	—	(39)	(322)
Proceeds from sale of assets held for sale—net	—	15,123	—
Purchase of investments	—	(16,109)	(248,485)
Maturities of investments	—	46,890	187,338
Sales of investments	—	145,020	37,096
Acquisition of business—net of cash acquired	—	—	(116,100)
Net cash provided by (used in) investing activities	(136,736)	44,691	(310,504)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under asset based credit facility	866,500	600,000	—
Repayments under asset based credit facility	(1,008,970)	(400,030)	—
Borrowings under term loans	—	180,000	—
Repayments under term loans	(80,000)	(103,000)	—
Borrowing under promissory and equipment security notes	—	34,000	—
Repayments under promissory and equipment security notes	(31,974)	(2,319)	—
Debt issuance costs	—	(8,298)	—
Proceeds from issuance of convertible senior notes	335,000	—	—
Proceeds from issuance of warrants	51,021	—	—
Purchase of convertible note hedges	(91,857)	—	—
Debt issuance costs related to convertible senior notes	(6,349)	—	—
Repurchases of common stock—including commissions	(250,000)	(1,000,326)	—
Borrowing on build-to-suit lease transactions	7,077	—	—
Payments on build-to-suit lease transactions	(7,452)	(10,200)	—
Proceeds from exercise of stock options	44,024	24,896	3,261
Excess tax shortfall from exercise of stock options	—	—	(3,288)
Tax withholdings related to issuance of stock-based awards	(9,502)	(5,759)	(1,603)
Other financing activities	(719)	(377)	(611)
Net cash used in financing activities	(183,201)	(691,413)	(2,241)
Effects of foreign currency exchange rate translation	(130)	152	449
Net decrease in cash and cash equivalents and restricted cash equivalents	(19,511)	(89,753)	(231,784)
Cash and cash equivalents
Beginning of period—cash and cash equivalents	17,907	87,023	331,467
Beginning of period—restricted cash equivalents (construction related deposits)	7,407	28,044	15,384
Beginning of period—cash and cash equivalents and restricted cash equivalents	$25,314	$115,067	$346,851

End of period—cash and cash equivalents	5,803	17,907	87,023
End of period—restricted cash equivalents (construction related deposits)	—	7,407	28,044
End of period—cash and cash equivalents and restricted cash equivalents	$5,803	$25,314	$115,067
Cash paid for interest	$31,154	$28,180	$16,615
Cash paid for taxes	41,289	4,025	48,464
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	19,978	25,182	9,201
Property and equipment additions due to build-to-suit lease transactions	7,644	35,386	55,991
Property and equipment additions from unpaid construction related deposits	2,807	5,091	3,807
Property and equipment acquired under capital lease	1,534	847	16
Issuance of non-current notes payable related to share repurchases from former employees	243	—	—
Property and equipment reduction due to build-to-suit lease transaction termination	(8,143)	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

RH, a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. These products are sold through the Company’s stores, catalogs and websites.

On May 27, 2016, the Company acquired a controlling interest in Design Investors WW Acquisition Company, LLC, which owns the business operating under the name “Waterworks.” Refer to Note 4—Business Combination.

As of February 2, 2019, the Company operated a total of 86 retail Galleries and 39 outlet stores in 32 states, the District of Columbia and Canada, and includes 15 Waterworks showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

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

Convertible Senior Notes

In June 2018, the Company issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2023 and issued an additional $35 million principal amount in connection with the overallotment option granted to the initial purchasers (collectively, the “2023 Notes”). In connection with the issuance of these notes, the Company entered into convertible note hedge transactions for which it paid an aggregate amount of $91.9 million. In addition, the Company sold warrants for which it received aggregate proceeds of $51.0 million. Taken together, the Company received total cash proceeds of $287.8 million, net of discounts upon original issuance and offering costs of $6.3 million. Refer to Note 10—Convertible Senior Notes.

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

Revision

During the third quarter of fiscal 2018, management determined that the Company had incorrectly reported the impact during the fiscal year ended February 3, 2018 of retiring its common stock in accordance with Accounting Standards Codification (“ASC”) 505—Equity. The common stock retired in fiscal 2017 was related to shares repurchased under the Company’s equity plans. This resulted in an overstatement of treasury stock of $19.5 million and an overstatement of additional paid-in capital of $19.5 million on the consolidated balance sheets as of February 3, 2018, May 5, 2018 and August 4, 2018. There was no impact on the consolidated statements of income or cash flows related to this misstatement. This error was not considered to be material to any of the previously issued annual or interim financial statements.

The following are selected line items from the Company’s consolidated balance sheets and consolidated statements of stockholders’ equity (deficit) illustrating the effect of the revision (in thousands):

	Consolidated Balance Sheets
	February 3, 2018
	As Reported	Adjustment	As Revised
Stockholders’ deficit:
Common stock	$2	$—	$2
Additional paid-in capital	860,288	(19,523)	840,765
Accumulated other comprehensive income	(171)	—	(171)
Retained earnings	152,394	—	152,394
Treasury stock	(1,019,849)	19,523	(1,000,326)
Total stockholders’ deficit	$(7,336)	$—	$(7,336)

	Unaudited Condensed Consolidated Balance Sheets
	May 5, 2018
	As Reported	Adjustment	As Revised
Stockholders’ equity:
Common stock	$2	$—	$2
Additional paid-in capital	870,751	(19,523)	851,228
Accumulated other comprehensive income	(1,436)	—	(1,436)
Retained earnings	159,417	—	159,417
Treasury stock	(1,020,092)	19,523	(1,000,569)
Total stockholders’ equity	$8,642	$—	$8,642

	Unaudited Condensed Consolidated Balance Sheets
	August 4, 2018
	As Reported	Adjustment	As Revised
Stockholders’ equity:
Common stock	$2	$—	$2
Additional paid-in capital	944,610	(19,523)	925,087
Accumulated other comprehensive income	(1,918)	—	(1,918)
Retained earnings	223,459	—	223,459
Treasury stock	(1,020,092)	19,523	(1,000,569)
Total stockholders’ equity	$146,061	$—	$146,061

Fiscal Years

The Company’s fiscal year ends on the Saturday closest to January 31. As a result, the Company’s fiscal year may include 53 weeks. The fiscal years ended February 2, 2019 (“fiscal 2018”) and January 28, 2017 (“fiscal 2016”) each consisted of 52 weeks. The fiscal year ended February 3, 2018 (“fiscal 2017”) consisted of 53 weeks.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions in both U.S. dollar and Canadian dollar denominations. Accounts at the U.S. institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and accounts at the Canadian institutions are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian dollars. As of February 2, 2019 and February 3, 2018, and at various times throughout these fiscal years, the Company had cash in financial institutions in excess of the amount insured by the FDIC and CDIC. The Company performs ongoing evaluations of these institutions to limit its concentration of credit risk.

Accounts Receivable

Accounts receivable consist primarily of receivables from the Company’s credit card processors for sales transactions, receivables related to the Company’s contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for doubtful accounts, which is recorded on a specific identification basis. The allowance for doubtful accounts was $1.9 million and $1.8 million as of February 2, 2019 and February 3, 2018, respectively.

Merchandise Inventories

The Company’s merchandise inventories are comprised of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method. To determine if the value of inventory should be marked down below original cost, the Company considers current and anticipated demand, customer preference and the merchandise age. The inventory value is adjusted periodically to reflect current market conditions, which requires management judgments that may significantly affect the ending inventory valuation, as well as gross margin. The significant estimates used in inventory valuation are obsolescence (including excess and slow-moving inventory and lower of cost or net realizable value reserves) and estimates of inventory shrinkage. The Company adjusts its inventory for obsolescence based on historical trends, aging reports, specific identification and its estimates of future retail sales prices.

Reserves for shrinkage are estimated and recorded throughout the period as a percentage of shipped sales based on historical shrinkage results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic cycle counts and the results of the Company’s annual physical inventory counts. Actual inventory shrinkage and obsolescence can vary from estimates due to factors including the mix of the Company’s inventory (which ranges from large furniture to décor) and execution against loss prevention initiatives in the Company’s stores, distribution centers, off-site storage locations and with its third-party transportation providers.

Due to these factors, the Company’s obsolescence and shrinkage reserves contain uncertainties. Both estimates have calculations that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. If actual obsolescence or shrinkage estimates change from the Company’s original estimates, the Company will adjust its inventory reserves accordingly throughout the period. Management does not believe that changes in the assumptions used in these estimates would have a significant effect on the Company’s net income or inventory balances. The Company’s inventory reserve balances were $30.7 million and $31.4 million as of February 2, 2019 and February 3, 2018, respectively.

Product Recalls

During fiscal 2018, fiscal 2017 and fiscal 2016, the Company initiated product recalls for certain of its products. In addition, in fiscal 2018 and fiscal 2017, the Company adjusted the accrual related to certain product recalls previously initiated and received insurance reimbursements associated with certain product recalls. Product recalls had the following effect on the Company’s income before income taxes (in thousands):

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Reduction of net revenues	$4,733	$3,207	$3,441
Impact on cost of goods sold	(4,139)	4,315	535
Impact on gross profit	594	7,522	3,976
Incremental selling, general and administrative expenses	1,025	185	639
Impact on income before income taxes	$1,619	$7,707	$4,615

The product recall accrual as of February 2, 2019 and February 3, 2018 was $7.8 million and $1.2 million, respectively, and is included in other current liabilities on the consolidated balance sheets.

Advertising Expenses

Advertising expenses primarily represent the costs associated with the Company’s catalog mailings, as well as print and website marketing. Total advertising expense, which is recorded in selling, general and administrative expenses on the consolidated statements of income, was $97.0 million, $106.6 million and $79.8 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

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

The Company had $16.2 million and $44.1 million of capitalized catalog costs that are included in prepaid expense and other current assets on the consolidated balance sheets as of February 2, 2019, and February 3, 2018, respectively.

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

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use and interest expense is being incurred. The Company capitalized interest of $3.1 million, $3.3 million and $2.4 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. During fiscal 2018, $2.7 million of the $3.1 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount. During fiscal 2017, $2.5 million of the $3.3 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount. During fiscal 2016, all of the $2.4 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount.

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

Intangible Assets

Intangible assets reflect the value assigned to tradenames, trademarks, domain names and the fair market value of the Company’s leases. The Company does not amortize tradenames, trademarks and domain names as the Company defines the life of these assets as indefinite.

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

The Company performs its annual goodwill impairment testing in the fourth fiscal quarter. Historically, through its fourth quarter ended January 28, 2017, the Company applied a two-step impairment test: in step one, the carrying value of the reporting unit was compared with its fair value; in step two, which was applied when the carrying value was more than its fair value, the amount of goodwill impairment, if any, was derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04—Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”). ASU 2017-04 amends the guidance to simplify the subsequent measurement of goodwill by removing step two of the goodwill impairment test (the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge). Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, limited to the total amount of goodwill of the reporting unit. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company early adopted ASU 2017-04 in fiscal 2017 and applied the amended guidance to its annual impairment tests performed in fiscal 2017 and fiscal 2018.

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

RH Segment Reporting Unit

During fiscal 2018, fiscal 2017 and fiscal 2016, the Company reviewed the RH Segment reporting unit goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, the Company determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount for fiscal 2018, fiscal 2017 and fiscal 2016, and therefore the Company did not recognize goodwill impairment with respect to the RH Segment in any such fiscal year.

Waterworks Reporting Unit

During the fourth fiscal quarters of 2018 and 2017, the Company conducted its annual strategic planning process. Based upon the outcome of this process in each fiscal year, management identified indicators that there could be an impairment of the Waterworks reporting unit. These indicators included (i) an updated long-range financial plan provided by the Waterworks segment management that indicated a reduction of revenues and EBITDA as compared to prior long-range financial plans, (ii) a review of the strategic initiatives of the Waterworks segment and (iii) the Waterworks segment not achieving revenue and operating income objectives compared to plans.

In determining the Waterworks reporting unit estimated fair value using the income approach in both fiscal 2018 and fiscal 2017, the Company projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on a weighted average cost of capital. This analysis required the Company to make judgments about revenues, expenses, fixed asset and working capital requirements, the impact of updated tax legislation and other subjective inputs. In determining the Waterworks reporting unit estimated fair value using the market approach, the Company considered assumptions that it believes market participants would use in valuing the Waterworks reporting unit, based on EBITDA multiples and including the application of a control premium. For purposes of this analysis, in both fiscal years, the Company weighted the results 80% towards the income approach and 20% towards the market approach.

Based on the estimated fair value of the Waterworks reporting unit as of the assessment date of each of its fiscal 2018 and fiscal 2017 analysis, the Company recorded a $17.4 million and $33.7 million non-cash impairment in the fourth quarter of fiscal 2018 and fiscal 2017, respectively, to reduce the carrying value of goodwill in the Waterworks reporting unit. The impairment is recorded in goodwill and tradename impairment on the consolidated statements of income and the Waterworks reporting unit goodwill was fully impaired as of February 2, 2019.

Tradenames, Trademarks and Domain Names

The Company annually evaluates whether tradenames, trademarks and domain names continue to have an indefinite life. Tradenames, trademarks and domain names are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

The Company qualitatively assesses indefinite-lived intangible asset impairment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If tradenames, trademarks and domain names are not qualitatively assessed or if such intangible assets are qualitatively assessed and it is determined it is not more likely than not that the asset’s fair value is greater than its carrying amount, an impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, management’s plans for future operations, brand initiatives, recent results of operations and projected future cash flows.

RH Segment Reporting Unit

During fiscal 2018, fiscal 2017 and fiscal 2016, the Company qualitatively assessed the RH Segment reporting unit indefinite-lived intangible asset for impairment and determine it was more likely than not that the fair value of the assets were greater than their carrying amounts. Based on the qualitative tests performed in each fiscal year, the Company did not perform quantitative impairment tests in any year. The Company did not recognize any impairment with respect to intangible assets for the RH Segment reporting unit in fiscal 2018, fiscal 2017, or fiscal 2016.

Waterworks Reporting Unit

In connection with the goodwill impairment test performed for the Waterworks reporting unit in fiscal 2017, described above, the Company performed an impairment test on the tradenames allocated to the reporting unit which utilized the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, the Company’s significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues. Based on the quantitative impairment test performed, which resulted in fair value of the tradename in excess of book value by approximately 26%, the Company concluded that the tradename allocated to the Waterworks reporting unit was not impaired as of February 3, 2018 and did not recognize any impairment with respect to the tradename for the Waterworks reporting unit in fiscal 2017.

At the end of each of the first three fiscal quarters of 2018, the Company determined that there were no events or circumstances that indicated any impairment for the Waterworks reporting unit tradename. During the fourth fiscal quarter of 2018, management updated the fiscal 2019 budget and financial projections beyond fiscal 2019 for the Waterworks reporting unit. There were certain factors that caused the key financial inputs for the tradename valuation model to significantly decrease from the previous inputs, the most significant of which was a reduction of future forecasted net revenues resulting from an expected shift in product mix, challenges in continuing to grow the showrooms business and supply chain constraints.

These factors arising during the fourth fiscal quarter of 2018 had a significant and negative impact on the estimated future cash flows of the Waterworks reporting unit. In connection with the goodwill impairment test performed for the Waterworks reporting unit in fiscal 2018, described above, the Company performed an impairment test on the tradename allocated to the reporting unit which utilized the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, the Company’s significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues. Based on the quantitative impairment test performed and the result of changes in forecasted revenues and the valuation assumption around future royalty rates, the Company concluded that the Waterworks reporting unit tradename was impaired as of February 2, 2019. As a result, the Company recognized a $14.6 million non-cash impairment with respect to the tradename for the Waterworks reporting unit in fiscal 2018, which was recorded in goodwill and tradename impairment on the consolidated statements of income. The remaining tradename balance of the Waterworks reporting unit was $37.5 million as of February 2, 2019.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the assets.

Since there is typically no active market for the Company’s long-lived tangible assets, the Company estimates fair values based on the expected future cash flows of the asset or asset group, using a discount rate commensurate with the related risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for the stores is the individual gallery level. The Company estimates future cash flows based on gallery-level historical results, current trends, and operating and cash flow projections. The Company’s estimates are subject to uncertainty and may be affected by a number of factors outside its control, including general economic conditions and the competitive environment. While the Company believes its estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring the Company to revise its estimates.

The Company did not record impairment for long-lived tangible assets at the individual gallery level in fiscal 2018, fiscal 2017 or fiscal 2016. Due to certain distribution center closures and business line integrations in fiscal 2018, fiscal 2017 and fiscal 2016, the Company recorded impairment for certain corporate assets and other long-lived assets in fiscal 2018, fiscal 2017 and fiscal 2016, as discussed below under “Distribution Center Closures,” “Asset Held for Sale” and “RH Contemporary Art Impairment.” No additional impairment has been recorded for corporate assets and other long-lived assets in fiscal 2018, fiscal 2017 and fiscal 2016.

Distribution Center Closures

During the third quarter of fiscal 2018, the Company initiated and executed a plan to close its distribution center located in Essex, MD. As a result of the distribution center closure, the Company incurred restructuring related costs in the RH Segment in fiscal 2018, including a lease loss liability of $2.2 million, loss on disposal of capitalized property and equipment of $0.2 million, as well as costs for employee termination benefits of $0.2 million. The impact to selling, general and administrative expenses on the consolidated statements of income was $2.6 million, which represents the total charges expected to be incurred with this distribution center closure.

During the third quarter of fiscal 2017, the Company initiated a plan to close two of its distribution centers, one located in Mira Loma, CA and one located in Dallas, TX. The Mira Loma distribution center closure was finalized in November 2017 and the Dallas distribution center closure was finalized in January 2018, both of which occurred in the fourth quarter of fiscal 2017. As a result of the distribution center closures, the Company incurred restructuring related costs in the RH Segment in fiscal 2017, including loss on disposal of capitalized property and equipment and lease loss liability of $2.1 million, as well as costs for employee termination benefits of $0.9 million. The total expense of $3.0 million was included in selling, general and administrative expenses on the consolidated statements of income.

During the first quarter of fiscal 2018, the Company decreased the lease loss liability associated with the Dallas distribution center closure by $1.2 million primarily due to the remeasurement of the lease loss liability resulting from a sublease agreement entered into by the Company in April 2018 that resulted in an update to both the timing and the terms of future lease-related cash inflows. The Company does not expect to incur additional charges in the future associated with this distribution center closures.

As of February 2, 2019 and February 3, 2018, the Company’s lease loss liability associated with all distribution center closures, which is estimated as the net present value of the difference between lease payments and receipts under sublease agreements, was $2.2 million and $2.6 million, respectively, and is included in other non-current obligations on the consolidated balance sheets.

The distribution center lease loss liability activity in fiscal 2018 and fiscal 2017 was as follows (in thousands):

	Year Ended
	February 2,	February 3,
	2019	2018
Balance at beginning of fiscal year	$2,585	$—
Lease loss liability additions	1,927	2,447
Lease loss liability remeasurements	(1,232)	—
Payments made under lease agreements	(6,041)	(583)
Payments received under sublease agreements	4,904	716
Interest	34	5
Balance at end of fiscal year	$2,177	$2,585

Asset Held for Sale

An asset is considered to be held for sale when all of the following criteria are met:

•	Management commits to a plan to sell the property;
•	It is unlikely that the disposal plan will be significantly modified or discontinued;
•	The property is available for immediate sale in its present condition;
•	Actions required to complete the sale of the property have been initiated;
•	Sale of the asset is probable and the completed sale is expected to occur within one year; and
•	The property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell, and the Company ceases depreciating the asset.

During the fourth quarter of fiscal 2016, the Company committed to a plan to sell an aircraft, which resulted in a reclassification of such aircraft from property and equipment to asset held for sale on the consolidated balance sheets. The Company performed an assessment and determined that based on management’s best estimate of the selling price of the aircraft as of January 28, 2017, it had an impairment of $4.8 million in fiscal 2016 in the RH Segment. Such impairment charge is included in selling, general and administrative expenses on the consolidated statements of income. In April 2017, the sale of the aircraft was completed for a purchase price of $5.2 million and the Company incurred additional costs of $0.3 million to dispose of the asset.

RH Contemporary Art Impairment

During the fourth quarter of fiscal 2016, the Company initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and no longer operates RHCA as a separate division. As a result, the Company incurred restructuring related costs in the RH Segment, including loss on disposal of capitalized property and equipment of $5.5 million, lease loss liability of $3.2 million, inventory impairment of $2.7 million and other associated costs of $0.3 million. The Company did not incur any costs for employee termination benefits associated with the integration. The impact to cost of goods sold and selling, general and administrative expenses on the consolidated statements of income in fiscal 2016 was $1.1 million and $10.6 million, respectively.

During the third quarter of fiscal 2018 and the fourth quarter of fiscal 2017, the Company recorded expense of $3.4 million and $4.4 million, respectively, in the RH Segment related to the remeasurement of the lease loss liability for RHCA resulting from an update to both the timing and the amount of future estimated lease related cash inflows based on present market conditions, which is included in selling, general and administrative expenses on the consolidated statements of income.

As of February 2, 2019 and February 3, 2018, the Company’s lease loss liability associated with the RHCA impairment, which is estimated as the net present value of the difference between lease payments and receipts under sublease agreements, was $9.8 million and $7.1 million, respectively, and is included in other non-current obligations on the consolidated balance sheets.

The RHCA lease loss liability activity in fiscal 2018 and fiscal 2017 was as follows (in thousands):

	Year Ended
	February 2,	February 3,
	2019	2018
Balance at beginning of fiscal year	$7,100	$3,188
Lease loss liability remeasurement	3,411	4,417
Payments made under lease agreement	(2,249)	(1,699)
Payments received under sublease agreement	1,138	1,003
Interest	415	191
Balance at end of fiscal year	$9,815	$7,100

Lease Accounting

The Company leases stores, distribution facilities, office space and, less significantly, certain machinery and equipment. The Company classifies leases at the inception of the lease as a capital lease or an operating lease.

Build-to-Suit Lease Transactions

The Company is sometimes involved in the construction of leased stores, which, depending on the extent to which it is involved, the Company may be the “deemed owner” of the leased premises for accounting purposes during the construction period pursuant to ASC 840—Leases. If the Company is the “deemed owner” for accounting purposes, upon commencement of the construction project, it is required to capitalize the cash and non-cash assets contributed by the landlord for construction as property and equipment on its consolidated balance sheets. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of the consolidated statements of cash flows. Over the lease term, these non-cash additions to property and equipment due to build-to-suit lease transactions do not impact the Company’s cash outflows, nor do they impact net income within the consolidated statements of income.

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

Revenue Recognition

The Company recognizes revenues and the related cost of goods sold when a customer obtains control of the merchandise, which is when the customer has the ability to direct the use of and obtain the benefits from the merchandise. Revenue recognized for merchandise delivered via the home-delivery channel is recognized upon delivery. Revenues recognized for merchandise delivered via all other delivery channels are recognized upon shipment. Revenues from “cash-and-carry” store sales are recognized at the point of sale in the store. Discounts or other accommodations provided to customers are accounted for as a reduction of sales.

The Company recognizes shipping and handling fees as activities to fulfill the promise to transfer the merchandise to customers. The Company applies this policy consistently across all of its distribution channels. In instances where revenue is recognized for the related merchandise upon delivery to customers, the related costs of shipping and handling activities are accrued for in the same period. In instances where revenue is recognized for the related merchandise prior to delivery to customers (i.e., revenue recognized upon shipment), the related costs of shipping and handling activities are accrued for in the same period. Costs of shipping and handling are included in cost of goods sold.

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

The Company’s customers may return purchased items for a refund. The Company provides an allowance for sales returns based on historical return rates, which is presented on a gross basis. The allowance for sales returns is presented within other current liabilities and the estimated value of the right of return asset for merchandise is presented within prepaid expense and other assets on the consolidated balance sheets.

A summary of the allowance for sales returns is as follows (in thousands):

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Balance at beginning of fiscal year	$10,565	$10,077	$12,688
Waterworks acquisition—beginning balance	—	—	523
Impact of Topic 606 adoption	5,862	—	—
Provision for sales returns	112,218	108,134	106,508
Actual sales returns	(108,824)	(107,646)	(109,642)
Balance at end of fiscal year	$19,821	$10,565	$10,077

Refer to “Revenue from Contracts with Customers” below for the impact of Topic 606 on the Company, which was effective in the first quarter of fiscal 2018.

Deferred Revenue and Customer Deposits

The Company defers revenue associated with merchandise delivered via the home-delivery channel. In instances where the Company recognizes revenue when the merchandise is delivered to customers, it is included as deferred revenue on the consolidated balance sheets while in-transit. Deferred revenue also includes the unrecognized portion of the annual RH Members Program fee. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year.

Customer deposits represent payments made by customers on custom orders. At the time of purchase the Company collects deposits for all custom orders equivalent to 50% of the customer purchase price. Custom order deposits are recognized as revenue when the customer obtains control of the merchandise.

Refer to “Revenue from Contracts with Customers” below for the impact of Topic 606 on the Company, which was effective in the first quarter of fiscal 2018.

Gift Cards and Merchandise Credits

The Company sells gift cards and issues merchandise credits to its customers in its stores and through its websites and product catalogs. Such gift cards and merchandise credits do not have expiration dates. The Company recognizes breakage associated with gift cards and merchandise credits proportional to actual gift card redemptions. Breakage of $1.5 million was recorded in net revenues in fiscal 2018. Breakage resulted in a reduction of selling, general and administrative expenses on the consolidated statements of income of $3.0 million in both fiscal 2017 and fiscal 2016. Refer to “Revenue from Contracts with Customers” below for the impact of Topic 606 on the Company, which was effective in the first quarter of fiscal 2018.

Self Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has a managed self insurance program related to claims filed. Expenses related to this self insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The Company had liabilities of $2.0 million and $2.7 million related to health care coverage as of February 2, 2019 and February 3, 2018, respectively.

The Company carries workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. The Company had liabilities of $3.3 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of both February 2, 2019 and February 3, 2018.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation in the consolidated financial statements as compensation expense over the requisite service period. For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of the Company’s stock on the date of grant. The fair value of each option award granted under the Company’s award plan is estimated on the date of grant using a Black-Scholes Merton option pricing model (“OPM”) which requires the input of subjective assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest rate. The Company elected to calculate the expected term of the option awards using the “simplified method.” This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Under the “simplified” calculation method, the expected term is calculated as an average of the vesting period and the contractual life of the options.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, store expenses other than occupancy, and expenses related to many of the Company’s operations at its corporate headquarters, including utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes catalog production, mailing and print advertising costs. All store pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred.

Net Income Per Share

Basic net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period, common share equivalents under equity plans using the treasury-stock method and the calculated common share equivalents in excess of the respective conversion rates related to each of the convertible senior notes. Potential dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

Treasury Stock

The Company records its purchases of treasury stock at cost as a separate component of stockholders’ equity (deficit). Upon retirement of treasury stock, the Company allocates the excess of the purchase price over par value to additional paid-in capital subject to certain limitations with any remaining purchase price allocated to retained earnings.

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

The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to the Company’s provision for income taxes as of February 2, 2019. The Tax Act includes a number of changes to existing U.S. tax laws that impact us, including the reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also provides for a one-time transition tax on accumulated foreign earnings and the acceleration of depreciation for certain assets, as well as prospective changes beginning in 2018, including limitations on the deductibility of executive compensation and interest, the elimination of certain domestic deductions and credits, the elimination of the Alternative Minimum Tax regime, and modifications to the deductibility and carryforward period of net operating losses. The Tax Act transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which may have the effect of subjecting certain earnings of the Company’s foreign subsidiaries to U.S. taxation. The Company’s provision for income taxes in fiscal 2017 included $7.0 million of income tax expense as a result of the Tax Act, including $6.0 million for the provisional re-measurement of the deferred tax assets for the reduction in the U.S. corporate income tax rate from 35% to 21% and a $1.0 million charge for the provisional estimate of the transition tax.

The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from the Company’s interpretation. The Company has completed its analysis of the Tax Act, and has not made material adjustments to the provisional amounts that the Company previously recorded.

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

Adoption and Accounting Policy

The Company adopted Topic 606, on February 4, 2018, using the modified retrospective transition method and recorded a decrease to opening retained earnings of $21.0 million, inclusive of the tax impact. Results reported within the Company’s condensed consolidated financial statements for reporting periods beginning February 4, 2018 are presented under Topic 606 while prior periods are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605—Revenue Recognition (Topic 605).

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

Allowance for sales returns—In connection with adoption of Topic 606, the Company is required to recognize its allowance for sales returns on a gross basis rather than as a net liability. Upon adoption, this resulted in an increase to prepaid and other current assets (“right of return asset for merchandise”), with a corresponding increase to other current liabilities on the consolidated balance sheets, and did not impact the consolidated statements of income. As of February 2, 2019, the right of return asset for merchandise was $5.9 million.

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

Contract Liabilities

The Company defers revenue associated with merchandise delivered via the home-delivery channel. As the Company recognizes revenue when the merchandise is delivered to its customers, it is included as deferred revenue on the consolidated balance sheets while in-transit. Customer deposits represent payments made by customers on custom orders. At the time of order placement the Company collects deposits for all custom orders equivalent to 50% of the purchase price. Custom order deposits are recognized as revenue when a customer obtains control of the merchandise. In addition, the Company collects annual membership fees related to the RH Members Program. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, using historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year. The Company expects that substantially all of the deferred revenue, customer deposits and deferred membership fees as of February 2, 2019 will be recognized within the next six months as the performance obligations are satisfied.

In addition, the Company defers revenue when cash payments are received in advance of performance for unsatisfied obligations related to its gift cards and merchandise credits. Customer liabilities related to gift cards and merchandise credits was $17.2 million and $24.1 million as of February 2, 2019 and February 3, 2018, respectively. As discussed above, $6.0 million of the decrease was due to the reclassification of gift card liabilities to retained earnings upon adoption of Topic 606. During fiscal 2018, the Company recognized $21.6 million of revenue related to previous deferrals related to its gift cards and merchandise credits and recorded gift card breakage of $1.5 million. The Company expects that approximately 70% of the remaining gift card and merchandise credit liabilities will be recognized when the gift cards are redeemed by customers.

Disaggregated Revenue

The Company recognizes revenue from its stores and direct sales channels. Stores net revenues represent sales originating in retail stores, including Waterworks showrooms, and outlet stores. Direct net revenues include sales originating from the Company’s Source Books, websites, and phone orders, including its Contract business and a portion of its Trade business. During fiscal 2018, net revenues recognized from the stores and direct sales channels were $1,412.1 million and $1,093.5 million, respectively.

Adoption Impact on Fiscal 2018 Results

The following tables summarize the impact of adopting Topic 606 on the Company’s consolidated statement of income (in thousands):

	Year Ended February 2, 2019
	As Reported	Adjustments	Balances without Adoption of Topic 606
Net revenues	$2,505,653	$(9,868)	$2,495,785
Cost of goods sold	1,504,806	(3,485)	1,501,321
Gross profit	1,000,847	(6,383)	994,464
Selling, general and administrative expenses	711,617	(2,616)	709,001
Income from operations	289,230	(3,767)	285,463
Other expenses
Interest expense—net	75,074	—	75,074
Goodwill and tradename impairment	32,086	—	32,086
Loss on extinguishment of debt	917	—	917
Total other expenses	108,077	—	108,077
Income before income taxes	181,153	(3,767)	177,386
Income tax expense	30,514	(3,945)	26,569
Net income	$150,639	$178	$150,817

The following table summarizes the impact of adopting Topic 606 on certain line items of the Company’s consolidated balance sheet (in thousands):

	As of February 2, 2019
	As Reported	Adjustments	Balances without Adoption of Topic 606
Prepaid expense and other current assets	$104,719	$33,587	$138,306
Deferred tax assets	30,033	(6,561)	23,472
Accounts payable and accrued expenses	320,441	(686)	319,755
Deferred revenue and customer deposits	152,595	9,304	161,899
Other current liabilities	101,347	(2,806)	98,541
Accumulated deficit	(376,810)	21,214	(355,596)

Leases

In February 2016, the FASB issued Accounting Standards Update 2016-02—Leases, which requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost for operating leases, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued Accounting Standards Update 2018-10—Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018-11—Leases (Topic 842)—Targeted Improvements, which (i) narrows amendments to clarify how to apply certain aspects of the new lease standard, (ii) provides entities with an additional transition method to adopt the new standard, and (iii) provides lessors with a practical expedient for separating components of a contract. Accounting Standards Update 2016-02, Accounting Standards Update 2018-10 and Accounting Standards Update 2018-11 are collectively referred to the “ASUs.”

The ASUs are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the ASUs, in the first quarter of fiscal 2019, using a retrospective approach and will apply the new accounting standard to each prior reporting period presented. The Company continues to evaluate the effects that the adoption of this guidance will have on its consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements given that the Company has a significant number of leases. Additionally, the Company anticipates that the new guidance will impact its internal controls over financial reporting, including new processes and internal controls that may be required to comply with the new lease accounting and disclosure requirements set by the new standard.

The Company continues to assess all potential impacts of the ASUs. The Company plans to elect to adopt the package of transition practical expedients, which permits the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company does not expect to apply the hindsight practical expedient upon adoption. The Company plans to adopt the policy election to not separate lease and non-lease components for certain asset classes, as well as the short-term lease policy election offered under the ASUs.

The adoption of the ASUs will have a material impact on the Company’s consolidated balance sheets due to the initial recognition of right of use (“ROU”) assets and lease liabilities for the Company’s operating and finance lease arrangements, which will be partially offset by the derecognition of existing assets and financing obligations related to build-to-suit lease transactions.

The Company anticipates the adoption will have a material impact on its consolidated statements of income, specifically cost of goods sold and interest expense—net, primarily due to the change from build-to-suit lease transactions under the previous accounting guidance to the new finance lease classification treatment. The finance lease classification for these leases will generally result in a higher expense than the corresponding cash payments at the beginning of the lease term and will decline over the lease term as the liability is reduced. The ROU asset amortization portion of the expense will be recorded within cost of goods sold and the debt service (interest portion) will be recorded within interest expense—net. Additionally, the Company expects the adoption will impact its selling, general, and administrative expenses and income tax expense.

Variable lease payments, such as percent rent and rent escalations not known upon lease commencement, are not included in the determination of the minimum lease payments to recognize the ROU assets and lease liabilities, and will be expensed as incurred.

The Company expects the adoption will impact its consolidated statement of cash flows due to the effects of the finance lease classification for certain of its leases, as the guidance requires the cash payments for the principal portion of the lease to be presented in financing activities and the cash payments for the interest portion to be presented within operating activities.

As mentioned above, the adoption of the ASUs will result in the derecognition of the build-to-suit property asset (included in property and equipment—net) and the financing obligations under build-to-suit lease transactions on the consolidated balance sheets as follows (in thousands):

	February 2,	February 3,
	2019	2018
Build-to-suit property	$245,217	$237,909
Financing obligations under build-to-suit lease transactions	228,928	229,323

The Company preliminarily expects the adoption to result in the following amounts being recorded on its consolidated balance sheets for its operating and finance leases (in millions):

	February 2,	February 3,
	2019	2018
ROU assets	$1,090 - $1,190	$930 - $1,030
Lease liabilities	$880 - $980	$750 - $850

The above amounts are inclusive of a reclassification from leasehold improvement (included in property and equipment—net) to ROU assets in the range of approximately $250 million to $300 million as of February 2, 2019 and approximately $200 million to $250 million as of February 3, 2018, as well as a reclassification of deferred rent and lease incentives related to operating leases to ROU assets of $48.0 million and $48.9 million as of February 2, 2019 and February 3, 2018, respectively.

The Company is in the process of finalizing the impact of adopting the ASUs on retained earnings as of January 28, 2017, the earliest prior reporting period presented, but preliminarily expects the retrospective adoption to increase opening retained earnings within the consolidated balance sheets.

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

Cash Flow: Classification and Restricted Cash

In August 2016, the FASB issued Accounting Standards Update No. 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses eight specific cash flow issues with the objective of reducing existing diversity in practice regarding the manner in which certain cash receipts and payments are presented and classified in the consolidated statements of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this new accounting standard in the first quarter of fiscal 2018 which resulted in a change to the presentation of the loss on early extinguishment of debt on the consolidated statement of cash flows for fiscal 2017. Adoption of this new accounting standard resulted in an increase in the loss on extinguishment of debt amount in cash flows from operating activities of $3.0 million and an increase in repayments under term loans in cash flows from financing activities of $3.0 million for fiscal 2017.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Adoption of the standard will be applied using a retrospective transition method to each period presented. The Company adopted this new accounting standard in the first quarter of fiscal 2018 which resulted in a change to the presentation of the construction related deposits on the consolidated statement of cash flows. The Company considers the construction related deposits (included in other non-current assets on the consolidated balance sheets) to be “restricted cash equivalents” and therefore, under the new accounting guidance, is required to include such deposits in beginning and ending “cash and cash equivalents and restricted cash equivalents” on the consolidated statement of cash flows. Previously, funding of the construction related deposit accounts was included within the “investing” section of the consolidated statement of cash flows and usage of the deposits was presented as a non-cash transaction. Under the new accounting guidance, funding of the construction related deposit accounts will not be presented on the consolidated statement of cash flows and the usage of the deposits will be presented within the “capital expenditures” line item under the “investing” section. Adoption of this new accounting standard resulted in an increase of the beginning and ending “cash and cash equivalents and restricted cash equivalents” amounts of $28.0 million and $7.4 million, respectively, as well as resulted in an increase in capital expenditures of $33.7 million and a decrease in construction related deposits of $14.4 million in cash flows from investing activities, and resulted in an increase in prepaid expense and other assets of $1.3 million in cash flows from operating activities for fiscal 2017. Adoption of this new accounting standard resulted in an increase of the beginning and ending “cash and cash equivalents and restricted cash equivalents” amounts of $15.4 million and $28.0 million, respectively, as well as resulted in an increase in capital expenditures of $12.4 million and a decrease in construction related deposits of $23.4 million in cash flows from investing activities, and resulted in a decrease in prepaid expense and other assets of $1.6 million in cash flows from operating activities for fiscal 2016.

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

The Company did not incur any acquisition-related costs during fiscal 2018 or fiscal 2017. In fiscal 2016, the Company incurred $2.8 million of acquisition-related costs associated with the transaction. These costs and expenses include fees associated with financial, legal and accounting advisors, and employment related costs, and are included in selling, general and administrative expenses on the consolidated statements of income.

The Company recorded a purchase price allocation adjustment of $1.9 million during the first half of fiscal 2017. The adjustment primarily related to a subset of inventory acquired for which the Company completed a fair value analysis based on the facts and circumstances that existed as of the acquisition date. Subsequent to the acquisition date, only a small portion of such inventory had been sold and therefore the impact on the Company’s results of operations for historical periods since the acquisition was insignificant.

Under purchase accounting rules, the Company valued the acquired finished goods inventory to fair value, which is defined as the estimated selling price less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the Company’s selling effort. This valuation resulted in an increase in inventory carrying value of approximately $9.7 million for marketable inventory.

The tradename has been assigned an indefinite life and therefore is not subject to amortization. The goodwill is representative of the benefits and expected synergies from the integration of Waterworks products and Waterworks’ management and employees, which do not qualify for separate recognition as an intangible asset. A portion of the tradename and goodwill are not deductible for tax purposes.

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

NOTE 5—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	February 2,	February 3,
	2019	2018
Insurance recovery receivable	$50,000	$—
Capitalized catalog costs	16,178	44,122
Vendor deposits	11,836	9,701
Right of return asset for merchandise	5,883	—
Federal and state tax receivable	4,862	—
Prepaid expense and other current assets	15,960	14,762
Total prepaid expense and other current assets	$104,719	$68,585

Other non-current assets consist of the following (in thousands):

	February 2,	February 3,
	2019	2018
Promissory note receivable, including interest	$5,104	$—
Other deposits	5,068	4,997
Deferred financing fees	3,415	4,446
Construction related deposits	—	7,407
Other non-current assets	5,758	4,482
Total other non-current assets	$19,345	$21,332

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	February 2,	February 3,
	2019	2018
Leasehold improvements (1)	$614,510	$556,443
Computer software	143,776	130,890
Furniture, fixtures and equipment	76,194	81,469
Machinery, equipment and aircraft	54,207	52,757
Building and building improvements	28,233	4,927
Land	11,518	11,382
Build-to-suit property (2) (3)	245,217	237,909
Building and equipment under capital leases	9,343	8,060
Total property and equipment	1,182,998	1,083,837
Less—accumulated depreciation and amortization (4)	(319,436)	(283,139)
Total property and equipment—net	$863,562	$800,698

(1)	Leasehold improvements include construction in progress of $79.0 million and $110.4 million as of February 2, 2019 and February 3, 2018, respectively.
(2)

The Company capitalizes assets and records a corresponding non-current liability for build-to-suit lease transactions where it is considered the owner, for accounting purposes. Refer to “Lease Accounting” within Note 3—Significant Accounting Policies.

(3)

In fiscal 2014, the Company concluded that it was the deemed owner for accounting purposes for its New York Flatiron Gallery located in Manhattan, NY pursuant to ASC 840. The Company capitalized the cash and non-cash assets contributed by the landlord for the renovation of the Gallery on its consolidated balance sheets as an increase in property and equipment and an increase in financing obligations under build-to-suit lease transactions. During the third quarter of fiscal 2018, the Gallery closed and the Company removed the asset and corresponding liability of $8.1 million from its consolidated balance sheet. There was no impact on the consolidated statements of income or consolidated statements of cash flows in fiscal 2018.

(4)	Includes accumulated amortization related to equipment under capital leases of $2.9 million and $2.1 million as of February 2, 2019 and February 3, 2018, respectively.

The Company recorded depreciation expense of $74.3 million, $70.0 million and $56.9 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

NOTE 7—GOODWILL AND TRADENAMES, TRADEMARKS AND DOMAIN NAMES

The following sets forth the fiscal 2018 goodwill and tradenames, trademarks and domain names activity for the RH Segment and Waterworks (in thousands):

	February 3, 2018	Impairment (1)	Foreign Currency Translation	February 2, 2019
RH Segment
Goodwill	$124,448	$—	$(69)	$124,379
Tradename, trademarks and domain names	48,563	—	—	48,563

Waterworks
Goodwill (2)	17,445	(17,445)	—	—
Tradename (3)	52,100	(14,641)	—	37,459

(1)	Refer to “Impairment” within Note 3—Significant Accounting Policies.
(2)	The Waterworks reporting unit goodwill is presented net of an impairment charge of $51.1 million, of which $17.4 million was recorded in fiscal 2018 and $33.7 million was recorded in fiscal 2017.
(3)	The Waterworks reporting unit tradename is presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

The following sets forth the fiscal 2017 goodwill and tradenames, trademarks and domain names activity for the RH Segment and Waterworks (in thousands):

	January 28, 2017	Purchase Price Allocation Adjustment (1)	Additions	Impairment (2)	Foreign Currency Translation	February 3, 2018
RH Segment
Goodwill	$124,374	$—	$—	$—	$74	$124,448
Tradename, trademarks and domain names	48,524	—	39	—	—	48,563

Waterworks
Goodwill (3)	49,229	1,916	—	(33,700)	—	17,445
Tradename	52,100	—	—	—	—	52,100

(1)

The Company recorded goodwill and tradename of $49.2 million and $52.1 million, respectively, in fiscal 2016 related to its acquisition of Waterworks. During fiscal 2017, Waterworks goodwill increased due to purchase price accounting adjustments. Refer to Note 4—Business Combination.

(2)	Refer to “Impairment” within Note 3—Significant Accounting Policies.
(3)	The Waterworks reporting unit goodwill is presented net of an impairment charge of $33.7 million recorded in fiscal 2017.

NOTE 8—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	February 2,	February 3,
	2019	2018
Accounts payable	$183,039	$195,313
Accrued compensation	64,192	47,534
Accrued freight and duty	20,787	23,757
Accrued sales taxes	18,354	19,525
Accrued occupancy	10,784	8,612
Accrued catalog costs	10,276	9,000
Accrued professional fees	2,050	3,555
Other accrued expenses	10,959	11,469
Total accounts payable and accrued expenses	$320,441	$318,765

Other current liabilities consist of the following (in thousands):

	February 2,	February 3,
	2019	2018
Provision for legal settlement	$50,000	$—
Allowance for sales returns	19,821	10,565
Unredeemed gift card and merchandise credit liability	17,192	24,138
Product recall reserve	7,767	1,201
Current portion of non-current debt	892	6,033
Federal and state tax payable	—	5,391
Other current liabilities	5,675	3,838
Total other current liabilities	$101,347	$51,166

NOTE 9—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	February 2,	February 3,
	2019	2018
Notes payable for share repurchases	$18,741	$19,390
Lease loss liabilities (1)	11,992	9,684
Capital lease obligations—non-current	7,720	7,509
Unrecognized tax benefits	2,992	3,728
Deferred contract incentive (2)	2,976	5,358
Rollover units and profit interests (3)	2,637	2,211
Other non-current obligations	3,288	2,996
Equipment security notes (4)	—	13,864
Promissory note (5)	—	11,627
Total other non-current obligations	$50,346	$76,367

(1)	Refer to “Impairment—Distribution Center Closures” and “Impairment—RH Contemporary Art Impairment” within Note 3—Significant Accounting Policies.
(2)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement, which will be amortized over the term of the agreement.
(3)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 16—Stock-Based Compensation.
(4)

Represents the non-current portion of equipment security notes secured by certain of the Company’s distribution center property and equipment. The equipment security notes were repaid in full in June 2018. As a result of the repayment, the Company incurred a $0.2 million loss on extinguishment of debt in fiscal 2018.

(5)

Represents the non-current portion of a promissory note secured by the Company’s aircraft. The promissory note was repaid in full in June 2018. As a result of the repayment, the Company incurred a $0.2 million loss on extinguishment of debt in fiscal 2018.

NOTE 10—CONVERTIBLE SENIOR NOTES

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

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 2, 2019, none of these conditions have occurred and, as a result, the 2023 Notes are not convertible as of February 2, 2019. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2023 Notes were comprised of discounts upon original issuance of $1.7 million and third party offering costs of $4.6 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the consolidated balance sheets. The Company recorded $0.5 million related to the amortization of debt issuance costs in fiscal 2018 related to the 2023 Notes.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

February 2,
2019
Liability component
Principal	$335,000
Less: Debt discount	(81,311)
Net carrying amount	$253,689
Equity component (1)	$90,990

(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $9.7 million for the amortization of the debt discount related to the 2023 Notes during fiscal 2018, respectively.

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

The Company recorded a deferred tax liability of $22.3 million in connection with the debt discount associated with the 2023 Notes and recorded a deferred tax asset of $22.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the consolidated balance sheets.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 2, 2019, none of these conditions have occurred and, as a result, the 2020 Notes are not convertible as of February 2, 2019. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the consolidated balance sheets. The Company recorded $1.1 million, $1.0 million and $1.0 million related to the amortization of debt issuance costs in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, related to the 2020 Notes.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	February 2,	February 3,
	2019	2018
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(27,081)	(44,135)
Net carrying amount	$272,919	$255,865
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $17.1 million, $16.0 million and $15.0 million for the amortization of the debt discount related to the 2020 Notes during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 2, 2019, none of these conditions have occurred and, as a result, the 2019 Notes are not convertible as of February 2, 2019. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with the specified dollar amount of $1,000.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes balance on the consolidated balance sheets. The Company recorded $0.9 million, $0.9 million and $0.8 million related to the amortization of debt issuance costs in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, related to the 2019 Notes.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	February 2,	February 3,
	2019	2018
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(5,854)	(20,988)
Net carrying amount	$344,146	$329,012
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $15.1 million, $14.5 million and $13.8 million for the amortization of the debt discount related to the 2019 Notes in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

NOTE 11—CREDIT FACILITIES

The outstanding balances under the Company’s credit facilities were as follows (in thousands):

	February 2,			February 3,
	2019			2018
	Outstanding	Unamortized Debt	Net Carrying	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount	Amount	Issuance Costs	Amount
Asset based credit facility	$57,500	$—	$57,500	$199,970	$—	$199,970
LILO term loan	—	—	—	80,000	(501)	79,499
Total credit facilities	$57,500	$—	$57,500	$279,970	$(501)	$279,469

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

In June 2018, the Company repaid the LILO term loan in full. As a result of the repayment, the Company incurred a $0.5 million loss on extinguishment of debt in fiscal 2018, which represents the acceleration of amortization of debt issuance costs. The Company did not incur any prepayment penalties upon the early extinguishment of the LILO term loan.

On June 12, 2018, Restoration Hardware, Inc. entered into a First Amendment (the “First Amendment”) to credit agreement. The First Amendment (i) changes the credit agreement’s definition of “Eligible In-Transit Inventory” to clarify the requirements to be fulfilled by the borrowers with respect to such in-transit inventory, and (ii) clarifies that no Default or Event of Default was caused by any prior non-compliance with such requirements with respect to in-transit inventory. Eligible In-Transit Inventory consists of inventory being shipped from vendor locations outside of the United States. Qualifying in-transit inventory is included within the Company’s borrowing base for eligible collateral for purposes of determining the amount of borrowing available to borrowers under the credit agreement.

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

The credit agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of February 2, 2019, Restoration Hardware, Inc. was in compliance with all applicable covenants of the credit agreement.

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

As of February 2, 2019, Restoration Hardware, Inc. had $57.5 million in outstanding borrowings and $378.9 million of availability under the revolving line of credit, net of $13.6 million in outstanding letters of credit. As a result of the consolidated FCCR restriction that limits the last 10% of borrowing availability, actual incremental borrowing available to the Company and the other affiliated parties under the revolving line of credit was approximately $333.9 million as of February 2, 2019.

Second Lien Credit Agreement

On July 7, 2017, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into a credit agreement (the “second lien credit agreement”), dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, the guarantors party thereto, the lenders party thereto, each of whom are funds and accounts managed or advised by Apollo Capital Management, L.P., and its affiliated investment managers, and Wilmington Trust, National Association as administrative agent and collateral agent with respect to an initial term loan in an aggregate principal amount equal to $100.0 million with a maturity date of January 7, 2023 (the “second lien term loan”). The Company incurred $3.6 million of debt issuance costs related to the second lien credit agreement. The second lien term loan of $100.0 million was repaid in full on October 10, 2017. As a result of the repayment, the Company incurred a $4.9 million loss on extinguishment of debt in fiscal 2017, which includes a prepayment penalty of $3.0 million and acceleration of amortization of debt issuance costs of $1.9 million.

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

Fair Value Measurements

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently. The estimated fair value and carrying value of the 2019 Notes, 2020 Notes and 2023 Notes were as follows (in thousands):

	February 2,		February 3,
	2019		2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Convertible senior notes due 2019	$334,756	$344,146	$324,866	$329,012
Convertible senior notes due 2020	260,258	272,919	261,047	255,865
Convertible senior notes due 2023	230,684	253,689	—	—

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

Nonfinancial Assets and Liabilities

The fair value of the Waterworks reporting unit was determined based on unobservable (Level 3) inputs and valuation techniques, as discussed in “Impairment” within Note 3—Significant Accounting Policies.

NOTE 13—INCOME TAXES

The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to the Company’s provision for income taxes as of and for the years ended February 2, 2019 and February 3, 2018. The Tax Act included a number of changes to existing U.S. tax laws that impact the Company, including the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of the Company's foreign subsidiaries to U.S. taxation. The Tax Act provided for a one-time transition tax on indefinitely reinvested foreign earnings, as well as prospective changes which impacted the Company beginning in fiscal 2018, including the elimination of certain domestic deductions, additional limitations on executive compensation deductions and taxation of global intangible low-taxed income (“GILTI”).

The Company recognized the estimated income tax effects of the Tax Act in its fiscal 2017 financial statements in accordance with Staff Accounting Bulletin No. 118—Income Tax Accounting Implications of the TCJA (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740—Income Taxes, in the reporting period in which the Tax Act was signed into law. As of February 2, 2019, the Company has completed its accounting for the tax effects of enactment of the Tax Act. The changes to U.S. tax laws as a result of the Tax Act, which had the most significant impact on the Company’s provision for income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a provisional $6.0 million increase in income tax expense for the year ended February 3, 2018 and a corresponding provisional $6.0 million decrease in net deferred tax assets as of February 3, 2018. The Company completed the accounting for re-measurement of its deferred tax assets and liabilities as of February 2, 2019, and recorded $0.5 million to income tax expense and a corresponding $0.5 million decrease in net deferred tax assets as of February 2, 2019. The cumulative impact to the Company’s provision for income tax expense in fiscal year 2017 and 2018 for the re-measurement of the Company’s deferred tax assets and liabilities as result of the Tax Act was $6.5 million.

Transition Tax on Foreign Earnings

The Company recognized a provisional income tax expense of $1.0 million for the year ended February 3, 2018 related to the one-time transition tax on indefinitely reinvested foreign earnings. The Company completed its computation of transition tax liability in 2018 and did not recognize additional income tax expense or benefit for the year ended February 2, 2019. The cumulative impact to the Company’s provision for income tax expense for the one-time transition tax on indefinitely reinvested foreign earnings as result of the Tax Act was $1.0 million.

Global Intangible Low-Taxed Income

The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. Due to the fact that the Company was still evaluating the GILTI provisions as of February 3, 2018, no GILTI-related deferred amounts were recorded in fiscal 2017. After further consideration in fiscal 2018, the Company has elected to account for GILTI as a period cost in the year the tax is incurred, which did not have an impact on the Company’s fiscal 2018 results.

The following is a summary of the income before income taxes (in thousands):

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Domestic	$178,016	$28,859	$8,370
Foreign	3,137	1,292	184
Total income before income taxes	$181,153	$30,151	$8,554

The following is a summary of the income tax expense (benefit) (in thousands):

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Current
Federal	$24,012	$18,593	$751
State	6,275	2,761	2,410
Foreign	1,270	933	694
Total current tax expense	31,557	22,287	3,855
Deferred
Federal	(465)	6,042	2,109
State	(731)	(355)	(2,414)
Foreign	153	(3)	(397)
Total deferred tax expense (benefit)	(1,043)	5,684	(702)
Total income tax expense	$30,514	$27,971	$3,153

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Provision at federal statutory tax rate	21.0%	33.7%	35.0%
State income taxes—net of federal tax impact	2.1	4.8	4.8
Goodwill impairment	1.6	17.9	—
Valuation allowance	0.3	1.1	0.9
Meals and entertainment	0.2	1.5	5.0
Other permanent items	0.2	1.3	2.8
Aircraft expenses	0.1	3.6	3.3
Tax rate adjustments	0.1	(0.6)	(5.8)
Stock compensation—excess benefits	(8.8)	(20.9)	—
Non-deductible stock-based compensation	—	26.7	—
Federal statutory tax rate change	—	20.1	—
Foreign income inclusion—transition tax	—	3.3	—
Net adjustments to tax accruals and other	—	1.4	1.2
Foreign income	—	(0.9)	(4.2)
Donation of appreciated property	—	(0.2)	(8.7)
Transaction costs	—	—	2.6
Effective tax rate	16.8%	92.8%	36.9%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 2,	February 3,
	2019	2018
Non-current deferred tax assets (liabilities)
Stock-based compensation	$22,721	$25,047
Deferred lease credits	20,900	18,355
Accrued expense	16,657	10,488
Inventory	14,735	16,132
Net operating loss carryforwards	1,654	1,584
Property and equipment	(27,583)	(21,869)
Tradenames, trademarks and intangibles	(12,386)	(14,991)
Prepaid expense and other	(4,209)	(12,379)
State tax benefit	(2,250)	(2,394)
Convertible senior notes	(1,054)	(1,890)
Deferred revenue	(152)	3,313
Other	2,618	3,105
Non-current deferred tax assets	31,651	24,501
Valuation allowance	(1,618)	(1,190)
Net non-current deferred tax assets	$30,033	$23,311

A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Balance at beginning of fiscal year	$1,190	$760	$158
Net changes in deferred tax assets and liabilities	428	430	602
Balance at end of fiscal year	$1,618	$1,190	$760

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

As of February 2, 2019 and February 3, 2018, the Company had $1.6 million and $1.2 million, respectively, in valuation allowances against deferred tax assets in certain state and foreign jurisdictions due to historical losses.

As of February 2, 2019, the Company had state net operating loss carryovers of $4.0 million and foreign net operating loss carryovers of $7.7 million. The state net operating loss carryovers will begin to expire in 2022, and the foreign net operating loss carryovers have an indefinite carryforward. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). The Company cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

A reconciliation of the exposures related to unrecognized tax benefits is as follows (in thousands):

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Balance at beginning of fiscal year	$8,152	$2,190	$921
Gross increases—prior period tax positions	239	5,491	53
Gross increases—current period tax positions	375	471	1,216
Lapses in statute of limitations	(307)	—	—
Balance at end of fiscal year	$8,459	$8,152	$2,190

As of February 2, 2019, the Company has $8.5 million of unrecognized tax benefits, of which $7.3 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. In October 2017, the Company filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit was recorded during fiscal 2017 or fiscal 2018 given the technical nature and amount of the refund claim. An income tax benefit related to this refund claim could be recorded in a future period upon settlement with the respective taxing authority. As of February 2, 2019, the Company has $0.4 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company had interest accruals of $0.5 million associated with exposures as of both February 2, 2019, and February 3, 2018, respectively.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of February 2, 2019, the Company is subject to examination by the tax authorities for fiscal 2014 through fiscal 2017. With few exceptions, as of February 2, 2019, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before fiscal 2014.

NOTE 14—NET INCOME PER SHARE

The weighted-average shares used for net income per share are presented in the table below.

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Weighted-average shares—basic	21,613,678	27,053,616	40,691,483
Effect of dilutive stock-based awards	4,567,303	2,199,592	235,357
Effect of dilutive convertible senior notes (1)	352,244	—	—
Weighted-average shares—diluted	26,533,225	29,253,208	40,926,840

(1)	The 2019 Notes, 2020 Notes and 2023 Notes have an impact on the Company’s dilutive share count beginning at stock prices of $116.09 per share, $118.13 per share and $193.65 per share, respectively.

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Options	351,145	2,895,471	7,243,697
Restricted stock units	2,625	229,308	609,676
Total anti-dilutive stock-based awards	353,770	3,124,779	7,853,373

NOTE 15—SHARE REPURCHASES AND SHARE RETIREMENTS

Fiscal 2018 $700 Million Share Repurchase Program

On October 10, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $700 million (the “Fiscal 2018 $700 Million Repurchase Program”). Under the Fiscal 2018 $700 Million Repurchase Program, the Company repurchased approximately 2.0 million shares of its common stock at an average price of $122.10 per share, for an aggregate repurchase amount of approximately $250 million, during fiscal 2018. As of February 2, 2019, there was $450 million available under the Fiscal 2018 $700 Million Repurchase Program. In March 2019, the Board of Directors replenished the amount of such repurchase program to the original amount of $700 million.

Fiscal 2017 $700 Million Share Repurchase Program

On May 2, 2017, the Company’s Board of Directors authorized a share repurchase program of up to $700 million (the “Fiscal 2017 $700 Million Repurchase Program”). Under the Fiscal 2017 $700 Million Repurchase Program, the Company repurchased approximately 12.4 million shares of its common stock at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million, during the three months ended July 29, 2017. As the Fiscal 2017 $700 Million Repurchase Program was completed during the three months ended July 29, 2017, there will be no repurchases in future periods under this repurchase authorization.

Fiscal 2017 $300 Million Share Repurchase Program

On February 21, 2017, the Company’s Board of Directors authorized a share repurchase program of up to $300 million (the “Fiscal 2017 $300 Million Repurchase Program”). Under the Fiscal 2017 $300 Million Repurchase Program, the Company repurchased approximately 7.8 million shares of its common stock at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million, during the three months ended April 29, 2017. As the Fiscal 2017 $300 Million Repurchase Program was completed during the three months ended April 29, 2017, there will be no repurchases in future periods under this repurchase authorization.

Share Repurchases Under Equity Plans

As of February 2, 2019 and February 3, 2018, the aggregate unpaid principal amount of the notes payable for share repurchases of $19.6 million and $19.4 million, respectively. As of February 2, 2019, $0.9 million and $18.7 million were included in other current liabilities and other non-current obligations on the consolidated balance sheets. As of February 3, 2018, $19.4 million was included in other non-current obligations. The Company recorded interest expense on the outstanding notes of $1.0 million in each of fiscal 2018, fiscal 2017 and fiscal 2016.

Of the $19.6 million and $19.4 million notes payable for share repurchases outstanding as of February 2, 2019 and February 3, 2018, respectively, $15.5 million was due to a current board member of the Company.

Share Retirements

In fiscal 2018, the Company retired 22,267,711 shares of its common stock related to shares it had repurchased under the Fiscal 2017 $300 Million Repurchase Program, Fiscal 2017 $700 Million Repurchase Program and Fiscal 2018 $700 Million Repurchase Program. As a result of this retirement, the Company reclassified a total of $1,250.3 million from treasury stock, of which $591.5 million was allocated to additional paid-in capital and $658.8 million was allocated to retained earnings (accumulated deficit) on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) as of February 2, 2019. There was no impact on the consolidated statements of income or cash flows related to this share retirement activity.

In fiscal 2017, the Company retired 294,888 shares of its common stock related to shares it had repurchased under the Company’s equity plans. As a result of this retirement, the Company reclassified a total of $19.5 million from treasury stock, all of which was allocated to additional paid-in capital on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) as of February 3, 2018. There was no impact on the consolidated statements of income or cash flows related to this share retirement activity.

NOTE 16—STOCK-BASED COMPENSATION

The Company estimates the value of equity grants based upon an OPM and recognizes this estimated value as compensation expense over the vesting periods. The Company recognizes expense associated with performance-based awards when it becomes probable that the performance condition will be met. Once it becomes probable that an award will vest, the Company recognizes compensation expense equal to the number of shares which are probable to vest multiplied by the fair value of the related shares measured at the grant date.

Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of income. The Company recorded stock-based compensation expense of $24.0 million, $50.7 million and $29.2 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

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

As of February 3, 2018, there were a total of 495,653 shares issuable under the Stock Incentive Plan. On February 5, 2018, an additional 430,347 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Stock Incentive Plan to 926,000. Awards under the plans reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increase the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan are immediately retired and are no longer available for future issuance.

The number of shares available for future issuance under the Stock Incentive Plan as of February 2, 2019 was 1,419,552. Shares issued as a result of award exercises under the Stock Incentive Plan and Option Plan will be funded with the issuance of new shares. On February 4, 2019, an additional 409,556 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision.

2012 Stock Incentive Plan and 2012 Stock Option Plan—Stock Options

A summary of stock option activity under the Stock Incentive Plan and the Option Plan for fiscal 2018 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding—February 3, 2018	8,616,578	$50.31
Granted	428,350	123.13
Exercised	(882,272)	49.90
Cancelled	(663,240)	51.91
Outstanding—February 2, 2019	7,499,416	$54.37

The fair value of stock options issued was estimated on the date of grant using the following assumptions:

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Expected volatility	54.7%	48.3%	44.9%
Expected life (years)	6.7	9.3	6.5
Risk-free interest rate	2.9%	2.2%	1.4%
Dividend yield	—	—	—

A summary of additional information about stock options is as follows:

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Weighted-average fair value per share of stock options granted	$69.60	$24.24	$15.88
Aggregate intrinsic value of stock options exercised (in thousands)	77,311	27,362	1,238
Fair value of stock options vested (in thousands)	13,915	38,402	13,726

Information about stock options outstanding, vested or expected to vest, and exercisable as of February 2, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$25.39 - $44.52	1,541,706	6.83	$34.54	583,526	$33.17
$45.21 - $45.82	29,540	8.56	45.23	4,140	45.24
$46.50 - $46.50	2,976,826	3.74	46.50	2,976,826	46.50
$47.53 - $61.30	1,331,277	7.58	52.69	1,216,457	51.99
$64.65 - $90.92	1,219,817	4.77	77.54	1,089,780	76.52
$91.69 - $159.00	400,250	8.94	124.97	27,650	93.63
Total	7,499,416	5.52	$54.37	5,898,379	$52.08
Vested or expected to vest	6,988,863	5.34	$52.86

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of February 2, 2019 was $597.3 million, $565.9 million, and $481.1 million, respectively. Stock options exercisable as of February 2, 2019 had a weighted-average remaining contractual life of 5.02 years.

The Company recorded stock-based compensation expense for stock options of $13.6 million, $37.5 million and $16.3 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The fiscal 2017 expense of $37.5 million includes the $23.9 million of expense associated with the option grant to Mr. Friedman in May 2017. Refer to Chairman and Chief Executive Officer Option Grant below. As of February 2, 2019, the total unrecognized compensation expense related to unvested options was $22.0 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.62 years.

2012 Stock Incentive Plan—Restricted Stock Awards

The Company grants restricted stock awards, which include restricted stock and restricted stock units, to its employees and members of its Board of Directors. A summary of restricted stock award activity for fiscal 2018 is as follows:

	Awards	Weighted- Average Grant Date Fair Value	Intrinsic Value
Outstanding—February 3, 2018	802,713	$52.65
Granted	12,005	111.38
Released	(194,974)	58.87
Cancelled	(204,275)	50.68
Outstanding—February 2, 2019	415,469	$52.40	$55,523,277

A summary of additional information about restricted stock awards is as follows:

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Weighted-average fair value per share of awards granted	$111.38	$55.31	$40.18
Grant date fair value of awards released (in thousands)	11,477	16,839	5,170

The Company recorded stock-based compensation expense for restricted stock awards of $10.0 million, $12.8 million and $12.6 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. As of February 2, 2019, the total unrecognized compensation expense related to unvested restricted stock awards was $10.1 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.11 years.

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

Rollover Units

In connection with the acquisition of Waterworks, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the consolidated statements of income. The fair value of the Appreciation Rights is determined based on an OPM. The Company did not record any expense related to the Appreciation Rights during fiscal 2018, fiscal 2017 or fiscal 2016. As of both February 2, 2019 and February 3, 2018, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. The Company recorded $0.4 million, $0.4 million and $0.3 million related to the Profit Interests in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, which is included in selling, general and administrative expenses on the consolidated statements of income. As of February 2, 2019 and February 3, 2018, the liability associated with the Profit Interests was $1.1 million and $0.7 million, respectively, which is included in other non-current obligations on the consolidated balance sheets.

NOTE 17—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. The Company, at its discretion, may contribute funds to the 401(k) plan. The Company made no contributions to the 401(k) plan during fiscal 2018, fiscal 2017, or fiscal 2016.

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

The aggregate future minimum rent payments under leases in effect as of February 2, 2019, are as follows (in thousands):

Lease agreements accounted for as:	Capital Leases (1)	Operating Leases	Build-to-Suit	Total
2019	$2,042	$83,426	$37,629	$123,097
2020	1,943	75,133	41,693	118,769
2021	1,444	62,889	45,267	109,600
2022	1,267	55,654	47,744	104,665
2023	1,317	52,409	48,875	102,601
Thereafter	6,571	284,185	481,941	772,697
Minimum lease commitments	14,584	$613,696	$703,149	$1,331,429
Less—amount representing interest	(5,790)
Present value of capital lease obligations	8,794
Less—current capital lease obligations	(1,074)
Non-current capital lease obligations	$7,720

(1)	The current and non-current capital lease obligations are included in other current liabilities and other non-current obligations, respectively, on the consolidated balance sheets.

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

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Lease agreements accounted for as operating leases
Minimum rent	$84,651	$91,152	$87,520
Contingent rent	7,023	8,063	7,140
Total operating leases	$91,674	$99,215	$94,660
Lease agreements accounted for as build-to-suit lease transactions (1)
Minimum rent	$35,465	$32,256	$16,066
Contingent rent	1,562	833	726
Total build-to-suit lease transactions	$37,027	$33,089	$16,792

(1)

As described in Note 3—Significant Accounting Policies, the cash payments made under leases accounted for as build-to-suit lease transactions are allocated to land rent expense and treated as debt service payments (a portion to interest expense and a portion to financing obligation). Minimum rent payments recognized as interest expense within the consolidated statements of income were $20.3 million, $15.4 million and $12.1 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Minimum rent payments allocated to the financing obligations under build-to-suit lease transactions within the consolidated balance sheets were $7.5 million, $10.2 million and $0.4 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Minimum rent payments allocated to deferred rent amortization was $0.5 million in fiscal 2018. The remaining minimum rent payments of $7.2 million, $6.7 million and $3.6 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, represent land rent expense and were included in cost of goods sold on the consolidated statements of income. Contingent rent under build-to-suit lease transactions is recognized as interest expense on the consolidated statements of income.

In addition to the above, the non-cash rent benefit recognized on the consolidated statements of income was $2.6 million and $1.0 million in fiscal 2018 and fiscal 2017, respectively, and the non-cash rent expense recognized on the consolidated statements of income was $1.2 million in fiscal 2016. Non-cash rent represents the straight-line impact and amortization of tenant allowances under operating leases and land rent expense recorded for build-to-suit lease transactions prior to cash payments occurring under the leases.

Commitments

The Company had no material off balance sheet commitments as of February 2, 2019.

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

Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. An amended consolidated complaint was filed in June 2017 asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint asserts claims purportedly on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to statements regarding the roll out of the RH Modern product line and the Company’s inventory levels. The complaint seeks class certification, monetary damages, and other appropriate relief, including an award of costs and attorneys’ fees. On March 21, 2019, the Company and the individual defendants in the case entered into a binding memorandum of understanding to settle the case based on an aggregate settlement amount of $50 million. The memorandum of understanding contemplates that the parties will enter into a settlement agreement, which will be subject to customary conditions including court approval following notice to the Company’s shareholders, and a hearing at which time the court will consider the fairness, reasonableness and adequacy of the settlement. If a settlement is finally approved by the court, it will resolve all of the claims that were or could have been brought in the action. The Company continues to believe that the claims in the lawsuits are without merit and, to the extent the settlement is not finalized the Company would defend against them vigorously. The Company maintains insurance for claims of this nature. As a result of signing the memorandum of understanding and the potential liability becoming probable and estimable, the Company has recorded a provision for legal settlement for $50.0 million within other current liabilities on the consolidated balance sheets as of February 2, 2019. Additionally, the Company has recorded a litigation insurance recovery receivable of $50.0 million as of February 2, 2019 within prepaid expense and other current assets on the consolidated balance sheets, which represents the estimated insurance claims proceeds from the Company’s insurance carriers.

Shareholder Derivative Lawsuit

On April 24, 2018, purported Company shareholder David Magnani filed a purported shareholder derivative suit in the United States District Court, Northern District of California, captioned Magnani v. Friedman et al. (No. 18-cv-02452). On June 29, 2018, Hosrof Izmirliyan filed a similar purported shareholder derivative complaint in the same forum, captioned Izmirliyan v. Friedman et al. (No. 18-cv-03930). On July 29, 2018, the court consolidated both derivative actions, and the consolidated action is captioned In re RH Shareholder Derivative Litigation. On August 24, 2018, plaintiffs filed an amended complaint that names RH as a nominal defendant and Gary Friedman, Karen Boone, Carlos Alberini, Keith Belling, Eri Chaya, Mark Demilio, Katie Mitic, Ali Rowghani and Leonard Schlesinger as defendants. The allegations substantially track those in the securities class action described above. Plaintiffs bring claims against all individual defendants under Section 14(a) of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The plaintiffs also allege insider trading and misappropriation of information claims against two of the individual defendants. The amended complaint seeks monetary damages, corporate governance changes, restitution, and an award of costs and attorneys’ fees. The Company believes that plaintiffs lack standing to bring this derivative action. On September 28, 2018, the Company filed a motion to stay proceedings and a motion to dismiss the consolidated complaint. On January 23, 2019, the court granted the motion to stay the case.

NOTE 20—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the CODM. The Company has determined that the Chief Executive Officer is its CODM. As of February 2, 2019, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, websites, stores and the commercial channel.

The Company’s two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management team and customer base, the Company has determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

The Company uses operating income to evaluate segment profitability. Operating income is defined as net income before interest expense—net, goodwill and tradename impairment, loss on extinguishment of debt and income tax expense.

Prior to the Waterworks acquisition, the Company had one reportable segment. As the Company’s acquisition of Waterworks was completed on May 27, 2016, reportable segment financial information for Waterworks below represents thirty-five weeks of results for fiscal 2016, whereas the RH Segment results represent fifty-two weeks for fiscal 2016. The results for fiscal 2017 include fifty-three weeks for both the RH Segment and Waterworks and the results for fiscal 2018 include fifty-two weeks for both the RH Segment and Waterworks.

Segment Information

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Year Ended
	February 2,			February 3,			January 28,
	2019			2018			2017
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$2,375,472	$130,181	$2,505,653	$2,319,332	$120,842	$2,440,174	$2,060,044	$74,827	$2,134,871
Gross profit	949,307	51,540	1,000,847	801,999	47,068	849,067	656,191	23,596	679,787
Depreciation and amortization	69,608	4,738	74,346	65,666	4,469	70,135	54,480	2,515	56,995

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	February 2,			February 3,
	2019			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,379	$—	$124,379	$124,448	$17,445	$141,893
Tradenames, trademarks and domain names (2)	48,563	37,459	86,022	48,563	52,100	100,663
Total assets	1,707,101	98,933	1,806,034	1,608,290	124,576	1,732,866

(1)	The Waterworks reporting unit goodwill is presented net of an impairment charge of $51.1 million, of which $17.4 million was recorded in fiscal 2018 and $33.7 million was recorded in fiscal 2017.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) severance costs associated with a reorganizations, including the closures of distribution centers and the Dallas customer call center as part of the Company’s supply chain reorganization, (ii) asset impairments and lease losses, (iii) disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs and adjustments associated with distribution center closures, (iv) product recall accruals and adjustments, (v) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks, (vi) a favorable legal settlement, net of legal expenses, (vii) a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017, (viii) the release of the remaining reserve for potential claims regarding anti-dumping duties which the Company believes have lapsed, (ix) the gain on sale of building and land for one of the Company’s previously owned retail galleries, (x) charges incurred for the estimated cumulative impact of coupons redeemed in connection with a legal claim, (xi) impairment recorded due to the Company committing to a plan to sell its aircraft and (xii) costs incurred in connection with the acquisition of Waterworks including professional fees. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table presents segment operating income (loss) and consolidated income before income taxes (in thousands):

	Year Ended
	February 2,	February 3,	January 28
	2019	2018	2017
Operating income:
RH Segment	$306,068	$173,414	$105,274
Waterworks	(1,155)	(2,116)	(2,360)
Reorganization related costs	(9,977)	(949)	(5,698)
Asset impairments and lease losses	(7,218)	(4,417)	(12,743)
Distribution center closures	(1,778)	(4,846)	—
Recall accrual	(1,619)	(7,707)	(4,615)
Impact of inventory step-up	(380)	(2,527)	(6,835)
Legal settlement	5,289	—	—
Non-cash compensation	—	(23,872)	(3,672)
Anti-dumping exposure	—	2,202	—
Gain on sale of building and land	—	2,119	—
Legal claim	—	—	(8,701)
Aircraft impairment	—	—	(4,767)
Acquisition related costs	—	—	(2,847)
Income from operations	289,230	131,301	53,036
Interest expense—net	75,074	62,570	44,482
Goodwill and tradename impairment	32,086	33,700	—
Loss on extinguishment of debt	917	4,880	—
Income before income taxes	$181,153	$30,151	$8,554

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Furniture	$1,625,553	$1,543,404	$1,334,526
Non-furniture	880,100	896,770	800,345
Total net revenues	$2,505,653	$2,440,174	$2,134,871

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of February 2, 2019, the Company operates 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of the Company’s revenues in fiscal 2018, fiscal 2017 or fiscal 2016.

NOTE 21—SUBSEQUENT EVENT

On March 21, 2019, the Company entered into a binding memorandum of understanding to settle the securities class action case based on an aggregate settlement amount of $50 million. Refer to “Securities Class Action” within Note 19—Commitments and Contingencies. The memorandum of understanding contemplates that the parties will enter into a settlement agreement, which will be subject to customary conditions including court approval following notice to the Company’s shareholders, and a hearing at which time the court will consider the fairness, reasonableness and adequacy of the settlement. If a settlement is finally approved by the court, it will resolve all of the claims that were or could have been brought in the action. The Company maintains insurance for claims of this nature. As a result of signing the memorandum of understanding and the potential liability becoming probable and estimable, the Company has recorded a litigation insurance recovery receivable of $50.0 million within prepaid expense and other current assets on the consolidated balance sheets as of February 2, 2019, which represents the estimated insurance claims proceeds from the Company’s insurance carriers, and a provision for legal settlement of $50.0 million within other current liabilities on the consolidated balance sheets as of February 2, 2019.

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2018 and fiscal 2017 are set forth below (in thousands, except share and per share amounts):

	Three Months Ended
	May 5,	August 4,	November 3,	February 2,
Fiscal 2018	2018	2018	2018	2019
Net revenues	$557,406	$640,798	$636,558	$670,891
Gross profit	212,035	271,600	254,511	262,701
Net income	28,059	64,042	22,411	36,127
Weighted-average shares used in computing basic net income per share	21,545,025	21,925,702	22,082,141	20,901,841
Basic net income per share	$1.30	$2.92	$1.01	$1.73
Weighted-average shares used in computing diluted net income per share	25,230,228	27,496,561	27,703,319	25,702,791
Diluted net income per share	$1.11	$2.33	$0.81	$1.41

	Three Months Ended
	April 29,	July 29,	October 28,	February 3,
Fiscal 2017	2017	2017	2017	2018
Net revenues	$562,080	$615,326	$592,473	$670,295
Gross profit	170,256	205,813	214,325	258,673
Net income (loss)	(3,370)	(7,862)	13,151	261
Weighted-average shares used in computing basic net income (loss) per share	37,609,516	28,398,307	21,221,848	21,418,283
Basic net income (loss) per share	$(0.09)	$(0.28)	$0.62	$0.01
Weighted-average shares used in computing diluted net income (loss) per share	37,609,516	28,398,307	23,535,617	25,666,174
Diluted net income (loss) per share	$(0.09)	$(0.28)	$0.56	$0.01

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President, Chief Financial and Administrative Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and President, Chief Financial and Administrative Officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and President, Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of February 2, 2019 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of February 2, 2019. The effectiveness of the Company’s internal control over financial reporting as of February 2, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During fiscal year 2018, we implemented key system functionality and modified our internal controls to ensure we adequately assessed the impact of the new accounting standard related to leases which is effective in the first fiscal quarter of 2019.

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

Item 9B.	Other Information

Appointment of Chief Financial Officer and Chief Accounting Officer

As previously disclosed on a Current Report on Form 8-K filed by the Company on March 5, 2019, effective immediately after the filing of this Annual Report on Form 10-K, Ryno Blignaut’s resignation as President, Chief Financial and Administrative Officer, including his role of Principal Financial Officer and Principal Accounting Officer will become effective. In connection with Mr. Blignaut stepping down, the Board of Directors has appointed effective immediately after the filing of this Annual Report on Form 10-K (i) Jack Preston as Chief Financial Officer and Principal Financial Officer of the Company and (ii) Glenda Citragno as Chief Accounting Officer and Principal Accounting Officer of the Company. As previously reported, Mr. Blignaut has indicated to RH that his resignation (i) is not the result of any dispute or disagreement with RH’s accounting principles or practices or financial statements and disclosures, and (ii) is motivated by personal reasons related to health considerations.

Jack Preston, age 44, serves as our Chief Financial Officer and leads all financial functions including strategic and financial planning, accounting, treasury, tax, internal audit and investor relations across the Company’s multiple businesses and brands. Mr.

Preston served as RH’s Senior Vice President, Finance and Chief Strategy Officer from August 2014 to March 2019, and Senior Vice President, Finance and Strategy from April 2013 to August 2014. Prior to RH, Mr. Preston worked for Bank of America Merrill Lynch for over 12 years, where he most recently served as a director in the consumer and retail investment banking group. Mr. Preston holds a bachelor of commerce degree from the Sauder School of Business at the University of British Columbia.

Glenda Citragno, age 54, serves as our Senior Vice President and Chief Accounting Officer, and leads the technical accounting matters for the company including SEC reporting, accounting, enterprise systems and tax. Ms. Citragno joined RH in July of 2012. Ms. Citragno has over 30 years of professional accounting and finance experience with prior roles with Art.com, ZANTAZ, ADP, ProBusiness Services Inc. and VeriFone, Inc. Ms. Citragno worked as an auditor for the public accounting firm Ernst & Young, LLP and is a Certified Public Accountant. Ms. Citragno holds a B.A. in Business Economics with an emphasis in Accounting from the University of California, Santa Barbara.

In connection with the appointment of Mr. Preston as Chief Financial Officer, the Company has entered into a Compensation Protection Agreement with Mr. Preston, the form of which is filed as Exhibit 10.11 to this Annual Report on Form 10-K. The Compensation Protection Agreement provides generally that, in the event of termination of such officer’s employment by the Company without “Cause” or in the event of termination of employment by such officer for “Good Reason” (as such terms are defined in the Compensation Protection Agreement), the Company would pay severance in an amount equal to base salary compensation for a compensation protection period of 12 months after employment termination so long as such officer does not engage in certain restricted activities during such time period. The Compensation Projection Agreement also provides for the payment of a prior year bonus or a pro rata amount of current year bonus based on the date of employment termination and the Company achieving the performance metrics in any such bonus arrangement and the payment of certain costs related to COBRA benefits during such compensation protection period. The foregoing is only a summary of the material terms of the Compensation Protection Agreement and does not purport to be complete, and is qualified in its entirety by reference to the form of Compensation Protection Agreement, the form of which is filed as Exhibit 10.11 to this Annual Report on Form 10-K and is incorporated by reference herein.

No family relationship exists between either Mr. Preston or Ms. Citragno and any of RH’s directors or executive officers.

There are no related-party transactions in which Mr. Preston or any of his immediate family members or Ms. Citragno or any of her immediate family members has an interest that would require disclosure under Item 404(a) of Regulation S-K.

Fiscal 2018 $700 Million Share Repurchase Program

In October 2018, our Board of Directors authorized a share repurchase program in an aggregate amount of $700 million of which (x) $250.0 million in share repurchases were completed in fiscal 2018, and (y) the $700 million authorization amount was replenished by the Board of Directors in March 2019.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•	Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018
•	Consolidated Statements of Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017
•	Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017
•	Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017
•	Notes to the Consolidated Financial Statements
2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits

The Exhibits listed in the Index to Exhibits, which appears immediately before the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of RH.	10-K	001-35720	March 29, 2017	3.1

3.2	Amended and Restated Bylaws of RH.	8-K	001-35720	March 3, 2017	3.1

4.1	Form of RH Common Stock Certificate.	10-K	001-35720	March 29, 2017	4.1

4.2	Indenture dated June 24, 2014, between Restoration Hardware Holdings, Inc. and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2019.	8-K	001-35720	June 24, 2014	4.1

4.3	Indenture dated June 23, 2015, between Restoration Hardware Holdings, Inc., the Guarantor and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2020.	8-K	001-35720	June 24, 2015	4.1

4.4	Indenture dated June 18, 2018, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2023.	8-K	001-35720	June 19, 2018	4.1

4.5	First Supplement Indenture dated as of August 31, 2018, between RH and U.S. Bank National Association, as Trustee, relating to the 0.00% Convertible Senior Note due 2023.	10-Q	001-35720	September 5, 2018	4.2

10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4

10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1

10.3*	Employment Agreement dated as of November 1, 2012, by and between Restoration Hardware, Inc. and Karen Boone.	10-K	001-35720	April 29, 2013	10.9

10.4*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2

10.5*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3

10.6*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4

10.7*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2

10.8*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17

10.9*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman.	8-K	001-35720	May 3, 2017	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.10*	Cash Incentive Bonus Plan.	10-Q	001-35720	September 9, 2017	10.2

10.11*	Form of Compensation Protection Agreement for Section 16 Presidents.	10-K	001-35720	March 29, 2018	10.11

10.12	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.1

10.13	Form of Base Warrant Confirmation, dated June 18, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.2

10.14	Form of Additional Convertible Bond Hedge Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.3

10.15	Form of Additional Warrant Confirmation, dated June 19, 2014, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2014	10.4

10.16	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2015	10.1

10.17	Form of Base Warrant Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2015	10.2

10.18	Form of Base Convertible Bond Hedge Confirmation, dated June 13, 2018, between RH and each of the counterparties thereto.	8-K	001-35720	June 19, 2018	10.1

10.19	Form of Base Warrant Confirmation, dated June 13, 2018, between RH and each of the counterparties thereto.	8-K	001-35720	June 19, 2018	10.2

10.20	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary G. Friedman.	10-K	001-35720	March 30, 2016	10.13

10.21	Eleventh Amended and Restated Credit Agreement dated as of June 28, 2017 among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	July 3, 2017	10.1

10.22	First Amendment to Eleventh Amended and Restated Credit Agreement, dated June 12, 2018, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	10-Q	001-35720	June 12, 2018	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.23	Consent and Second Amendment to Eleventh Amended and Restated Credit Agreement, dated November 23, 2018, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	November 23, 2018	10.1

10.24	Credit Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association as administrative agent and collateral agent.	8-K	001-35720	July 13, 2017	10.1

10.25	Intercreditor Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., Bank of America, N.A. and Wilmington Trust, National Association.	8-K	001-35720	July 13, 2017	10.2

21.1	Subsidiary List	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X

24.1	Power of Attorney (included on signature page)	—	—	—	—	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Extension Definition	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

By:	/s/ Gary Friedman
Gary Friedman Chairman of the Board of Directors and Chief Executive Officer

Date: March 29, 2019

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gary Friedman and Ryno Blignaut, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 29th, 2019.

/s/ Gary Friedman	/s/ Ryno Blignaut
Gary Friedman Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	Ryno Blignaut President, Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Carlos Alberini	/s/ Keith Belling
Carlos Alberini Director	Keith Belling Director

/s/ Eri Chaya	/s/ Mark Demilio
Eri Chaya Director	Mark Demilio Director

/s/ Hilary Krane	/s/ Katie Mitic
Hilary Krane Director	Katie Mitic Director

/s/ Ali Rowghani	/s/ Leonard Schlesinger
Ali Rowghani Director	Leonard Schlesinger Director