Form 10-Q
period 2019-05-04
RH
filed 2019-06-13
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001‑35720

(Exact name of registrant as specified in its charter)

Delaware	45‑3052669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Koch Road, Suite K Corte Madera, CA	94925
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 924‑1005

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	RH	New York Stock Exchange, Inc.
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 7, 2019,  18,363,482 shares of registrant’s common stock were outstanding.

RH

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	May 4,	February 2,
	2019	2019

ASSETS
Current assets:
Cash and cash equivalents	$37,550	$5,803
Restricted cash	65,000	—
Accounts receivable—net	48,882	40,224
Merchandise inventories	530,190	531,947
Asset held for sale	21,795	21,795
Prepaid expense and other current assets	118,648	104,198
Total current assets	822,065	703,967
Property and equipment—net	954,142	952,957
Operating lease right-of-use assets	432,212	440,504
Goodwill	124,349	124,379
Tradenames, trademarks and domain names	86,022	86,022
Deferred tax assets	35,752	35,603
Other non-current assets	91,290	79,586
Total assets	$2,545,832	$2,423,018
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$289,146	$320,497
Deferred revenue and customer deposits	174,252	152,595
Convertible senior notes due 2019—net	347,918	343,789
Operating lease liabilities	56,601	66,249
Other current liabilities	143,693	109,456
Total current liabilities	1,011,610	992,586
Asset based credit facility	—	57,500
FILO term loan—net	119,065	—
Second lien term loan—net	197,140	—
Equipment promissory notes—net	40,208	—
Convertible senior notes due 2020—net	275,884	271,157
Convertible senior notes due 2023—net	253,424	249,151
Non-current operating lease liabilities	427,961	437,557
Non-current finance lease liabilities	436,228	421,245
Other non-current obligations	31,685	32,512
Total liabilities	2,793,205	2,461,708
Commitments and contingencies (Note 15)	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of May 4, 2019 and February 2, 2019	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 20,528,012 shares issued and 18,357,816 shares outstanding as of May 4, 2019; 20,480,613 shares issued and 20,477,813 shares outstanding as of February 2, 2019	2	2
Additional paid-in capital	362,986	356,422
Accumulated other comprehensive loss	(3,270)	(2,333)
Accumulated deficit	(356,816)	(392,538)
Treasury stock—at cost, 2,170,196 shares as of May 4, 2019 and 2,800 shares as of February 2, 2019	(250,275)	(243)
Total stockholders’ deficit	(247,373)	(38,690)
Total liabilities and stockholders’ deficit	$2,545,832	$2,423,018

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	May 4,	May 5,
	2019	2018

Net revenues	$598,421	$557,406
Cost of goods sold	365,607	348,073
Gross profit	232,814	209,333
Selling, general and administrative expenses	164,181	161,186
Income from operations	68,633	48,147
Interest expense—net	21,118	15,098
Income before income taxes	47,515	33,049
Income tax expense	11,793	7,588
Net income	$35,722	$25,461
Weighted-average shares used in computing basic net income per share	19,976,858	21,545,025
Basic net income per share	$1.79	$1.18
Weighted-average shares used in computing diluted net income per share	24,933,987	25,230,228
Diluted net income per share	$1.43	$1.01

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 4,	May 5,
	2019	2018

Net income	$35,722	$25,461
Net gains (losses) from foreign currency translation	(937)	(1,264)
Total comprehensive income	$34,785	$24,197

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—February 3, 2018	21,517,338	$2	$840,765	$(171)	$151,575	22,220,132	$(1,000,326)	$(8,155)
Stock-based compensation	—	—	7,891	—	—	—	—	7,891
Vested and delivered restricted stock units	20,110	—	(351)	—	—	—	—	(351)
Exercise of stock options	77,549	—	2,923	—	—	—	—	2,923
Repurchases of common stock	(2,800)	—	—	—	—	2,800	(243)	(243)
Impact of Topic 606 adoption	—	—	—	—	(21,036)	—	—	(21,036)
Net income	—	—	—	—	25,461	—	—	25,461
Net gains (losses) from foreign currency translation	—	—	—	(1,264)	—	—	—	(1,264)
Balances—May 5, 2018	21,612,197	$2	$851,228	$(1,435)	$156,000	22,222,932	$(1,000,569)	$5,226

Balances—February 2, 2019	20,477,813	$2	$356,422	$(2,333)	$(392,538)	2,800	$(243)	$(38,690)
Stock-based compensation	—	—	5,588	—	—	—	—	5,588
Vested and delivered restricted stock units	21,241	—	(250)	—	—	—	—	(250)
Exercise of stock options	26,158	—	1,226	—	—	—	—	1,226
Repurchases of common stock	(2,167,396)	—	—	—	—	2,167,396	(250,032)	(250,032)
Net income	—	—	—	—	35,722	—	—	35,722
Net gains (losses) from foreign currency translation	—	—	—	(937)	—	—	—	(937)
Balances—May 4, 2019	18,357,816	$2	$362,986	$(3,270)	$(356,816)	2,170,196	$(250,275)	$(247,373)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 4,	May 5,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,722	$25,461
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,189	22,745
Non-cash amortization of operating lease right-of-use asset	16,279	17,040
Amortization of debt discount	12,377	7,881
Stock-based compensation expense	5,695	7,997
Finance leases interest expense	5,514	3,092
Product recalls	(1,786)	—
Net non-cash charges resulting from inventory step-up	—	190
Other non-cash interest expense	1,089	786
Change in assets and liabilities:
Accounts receivable	(7,218)	(6,943)
Merchandise inventories	1,653	(4,032)
Prepaid expense and other assets	(17,846)	(31,496)
Landlord assets under construction	(4,542)	(18,648)
Accounts payable and accrued expenses	(38,595)	(46,664)
Deferred revenue and customer deposits	21,641	28,159
Other current liabilities	15,231	12,191
Current and non-current operating lease liability	(27,131)	(16,589)
Other non-current obligations	(6,448)	(4,404)
Net cash provided by (used in) operating activities	38,824	(3,234)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,916)	(17,674)
Net cash used in investing activities	(7,916)	(17,674)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under asset based credit facility	94,000	334,000
Repayments under asset based credit facility	(151,500)	(314,970)
Borrowings under term loans	320,000	—
Borrowing under equipment security notes	60,000	—
Repayments under promissory and equipment security notes	(983)	(1,491)
Debt issuance costs	(4,499)	—
Principal payments under finance leases	(2,129)	(1,776)
Repurchases of common stock—including commissions	(250,032)	—
Proceeds from exercise of stock options	1,226	2,923
Tax withholdings related to issuance of stock-based awards	(250)	(351)
Net cash provided by financing activities	65,833	18,335
Effects of foreign currency exchange rate translation	6	(62)
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	96,747	(2,635)
Cash and cash equivalents
Beginning of period—cash and cash equivalents	5,803	17,907
Beginning of period—restricted cash equivalents (construction related deposits)	—	7,407
Beginning of period—cash and cash equivalents and restricted cash equivalents	$5,803	$25,314

End of period—cash and cash equivalents	37,550	20,796
End of period—restricted cash	65,000	—
End of period—restricted cash equivalents (construction related deposits)	—	1,883
End of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$102,550	$22,679
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$8,529	$4,926
Landlord asset additions in accounts payable and accrued expenses at period-end	19,481	13,635
Landlord asset additions from unpaid construction related deposits	2,056	2,650
Issuance of non-current notes payable related to share repurchases from former employees	—	243

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

RH, a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a luxury home furnishings retailer that offers a growing number of categories including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. These products are sold through the Company’s stores, catalogs and websites.

As of May 4, 2019, the Company operated a total of 70 RH Galleries and 40 RH outlet stores in 32 states, the District of Columbia and Canada, as well as 15 Waterworks showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, and revisions due to the adoption of the new lease accounting standard described in Note 2—Recently Issued Accounting Standards, necessary to fairly state the Company’s financial position as of May 4, 2019, and the results of operations for the three months ended May 4, 2019 and May 5, 2018. The Company’s current fiscal year, which consists of 52 weeks, ends on February 1, 2020 (“fiscal 2019”).

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10‑K for the fiscal year ended February 2, 2019 (the “2018 Form 10‑K”). Certain prior year amounts have been adjusted to conform to the current period presentation due to the adoption of the new lease accounting standard. Refer to Note 2—Recently Issued Accounting Standards.

The results of operations for the three months ended May 4, 2019 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Revisions

As previously disclosed in our Annual Report on Form 10-K as of and for the year ended February 2, 2019, during the third quarter of fiscal 2018, management determined that the Company had incorrectly reported the impact during the fiscal year ended February 3, 2018 of retiring its common stock in accordance with Accounting Standards Codification (“ASC”) 505—Equity, which resulted in the Company revising its previously issued financial statements as of and for the year ended February 3, 2018. The common stock being retired was related to shares repurchased under the Company’s equity plans. This error resulted in an overstatement of additional paid-in capital of $19.5 million, from $870.8 million as reported to $851.2 million as revised, and an overstatement of treasury stock of $19.5 million, from $1,020.1 million as reported to $1,000.6 million as revised, on the condensed consolidated balance sheet as of May 5, 2018. There was no impact on the condensed consolidated statements of income or condensed cash flows related to this misstatement. Although this error was not considered to be material to any of the previously issued financial statements, the Company has revised the accompanying unaudited interim financial statements to reflect the correction of this error.

During the adoption process of the new lease accounting standard (refer to Note 2—Recently Issued Accounting Standards), the Company identified a lease agreement that was incorrectly accounted for as an impaired lease under ASC 420—Exit or Disposal Cost Obligations in fiscal 2017 and the first quarter of fiscal 2018. This error resulted in an overstatement of net income of $1.4 million and $0.9 million for the year ended February 3, 2018 and the three months ended May 5, 2018, respectively. This error also resulted in an overstatement of retained earnings as of February 3, 2018 of $1.4 million, from $152.4 million as reported to $151.0 million as revised, and as of May 5, 2018 of $2.3 million, from $159.4 million as reported to $157.1 million as revised, prior to the impact of the modified retrospective application of the new lease accounting standard as further discussed in Note 2. In addition, as of February 2, 2019, this error resulted in an understatement of other non-current obligations of $3.3 million, an overstatement of other current liabilities of $1.0 million and understatement of accumulated deficit of $2.3 million, from $376.8 million as reported to $379.1 million as revised. Although these errors are not considered to be material to any of the previously issued financial statements, the Company has revised the accompanying unaudited interim financial statements to reflect the correction of these errors.

In addition, during the adoption process of the new lease accounting standard, the Company identified an error in its previously reported consolidated statement of cash flows for the quarterly and annual periods in fiscal 2018. This error resulted in an understatement of $9.2 million of net cash provided by operating activities and an understatement of $9.2 million of net cash used in investing activities for each reporting period in fiscal 2018. There was no impact on the condensed consolidated balance sheets, condensed consolidated statements of income or the condensed consolidated statement of stockholders’ equity (deficit) related to this error. Although these errors are not considered to be material to any of the previously issued financial statements, the Company has revised the accompanying unaudited interim financial statements to reflect the correction of these errors.

The following are selected line items from the Company’s condensed consolidated statements of cash flows illustrating the effect of the corrections, prior to the adoption of the modified retrospective application of the new lease accounting standard (in thousands):

	Three Months Ended May 5, 2018
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Change in accounts payable and accrued expenses	$(57,215)	$9,201	$(48,014)
Net cash provided by operating activities	7,756	9,201	16,957
Cash flows from investing activities:
Capital expenditures	(27,121)	(9,201)	(36,322)
Net cash used in investing activities	(27,121)	(9,201)	(36,322)

	Six Months Ended August 4, 2018
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Change in accounts payable and accrued expenses	$(42,717)	$9,201	$(33,516)
Net cash provided by operating activities	70,229	9,201	79,430
Cash flows from investing activities:
Capital expenditures	(61,212)	(9,201)	(70,413)
Net cash used in investing activities	(61,212)	(9,201)	(70,413)

	Nine Months Ended November 3, 2018
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Change in accounts payable and accrued expenses	$(23,601)	$9,201	$(14,400)
Net cash provided by operating activities	127,592	9,201	136,793
Cash flows from investing activities:
Capital expenditures	(104,403)	(9,201)	(113,604)
Net cash used in investing activities	(104,403)	(9,201)	(113,604)

	Fiscal Year Ended February 2, 2019
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Change in accounts payable and accrued expenses	$(452)	$9,201	$8,749
Net cash provided by operating activities	300,556	9,201	309,757
Cash flows from investing activities:
Capital expenditures	(136,736)	(9,201)	(145,937)
Net cash used in investing activities	(136,736)	(9,201)	(145,937)

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Leases

In February 2016, the FASB issued Accounting Standards Update 2016‑02—Leases, which requires a lessee to distinguish all leases as operating leases or finance leases and recognize all leases on the balance sheet as a right-of-use asset with a corresponding lease liability representing the present value of lease payments. The standard also requires a lessee to recognize a single lease cost for operating leases, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The lease cost for finance leases includes both principal and interest components, and is higher than the corresponding cash payment at the beginning of the lease term and declines over the lease term as the liability is reduced. In July 2018, the FASB issued Accounting Standards Update 2018‑10—Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018‑11—Leases (Topic 842)—Targeted Improvements, which (i) narrows amendments to clarify how to apply certain aspects of the new lease standard, (ii) provides entities with an additional transition method to adopt the new standard, and (iii) provides lessors with a practical expedient for separating components of a contract. Accounting Standards Update 2016-02, Accounting Standards Update 2018-10 and Accounting Standards Update 2018-11 are collectively referred to as the “ASUs.”

The Company adopted the ASUs as of February 3, 2019 using a modified retrospective approach. Under this adoption method, the results of prior comparative periods are presented with an adjustment to opening retained earnings of the earliest comparative period presented. In addition, the Company elected to adopt the package of transition practical expedients, which permitted the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company adopted the policy election to not separate lease and non-lease components for certain asset classes (such as real estate leases), as well as the short-term lease policy election offered under the ASUs whereby the Company does not recognize right of use assets and lease liabilities for leases with terms of 12 months or less. The Company did not apply the hindsight practical expedient upon adoption.

As a result of the adoption of the ASUs, the Company recorded an increase to the fiscal 2017 (earliest comparative period) opening retained earnings balance of $4.0 million, inclusive of the tax impact.

The following table presents the impact of adopting the ASUs, as well as the correction of an immaterial error as discussed in Note 1—The Company, on the Company’s consolidated balance sheet (in thousands):

	February 2, 2019
	As Reported	Adjustments and Other (1)		As Adjusted and Revised
ASSETS
Current assets:
Cash and cash equivalents	$5,803	$—		$5,803
Accounts receivable—net	40,224	—		40,224
Merchandise inventories	531,947	—		531,947
Asset held for sale	—	21,795	(2)	21,795
Prepaid expense and other current assets	104,719	(521)	(3)	104,198
Total current assets	682,693	21,274		703,967
Property and equipment—net	863,562	89,395	(4)	952,957
Operating lease right-of-use assets	—	440,504	(5)	440,504
Goodwill	124,379	—		124,379
Tradenames, trademarks and domain names	86,022	—		86,022
Deferred tax assets	30,033	5,570	(6)	35,603
Other non-current assets	19,345	60,241	(7)	79,586
Total assets	$1,806,034	$616,984		$2,423,018
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$320,441	$56	(8)	$320,497
Deferred revenue and customer deposits	152,595	—		152,595
Convertible senior notes due 2019—net	343,789	—		343,789
Operating lease liabilities	—	66,249	(5)	66,249
Other current liabilities	101,347	8,109	(1)(9)	109,456
Total current liabilities	918,172	74,414		992,586
Asset based credit facility	57,500	—		57,500
Convertible senior notes due 2020—net	271,157	—		271,157
Convertible senior notes due 2023—net	249,151	—		249,151
Financing obligations under build-to-suit lease transactions	228,928	(228,928)	(10)	—
Deferred rent and lease incentives	53,742	(53,742)	(10)	—
Non-current operating lease liabilities	—	437,557	(5)	437,557
Non-current finance lease liabilities	—	421,245	(9)	421,245
Other non-current obligations	50,346	(17,834)	(1)(11)	32,512
Total liabilities	1,828,996	632,712		2,461,708
Stockholders’ deficit:
Preferred stock	—	—		—
Common stock	2	—		2
Additional paid-in capital	356,422	—		356,422
Accumulated other comprehensive loss	(2,333)	—		(2,333)
Accumulated deficit	(376,810)	(15,728)	(1)(12)	(392,538)
Treasury stock	(243)	—		(243)
Total stockholders’ deficit	(22,962)	(15,728)		(38,690)
Total liabilities and stockholders’ deficit	$1,806,034	$616,984		$2,423,018

(1)

During the adoption process of the ASUs, the Company identified a lease agreement that was incorrectly accounted for as an impaired lease under ASC 420—Exit or Disposal Cost Obligations in fiscal 2017 and the first quarter of fiscal 2018. Refer to “Revisions” within Note 1—The Company.

(2)	Represents recognition of asset held for sale under a sale-leaseback transaction.
(3)	Represents reclassification of prepaid rent to operating lease liabilities and other current liabilities (for finance leases).
(4)

Represents (i) recognition of finance lease right-of-use assets, partially offset by (ii) derecognition of non-Company owned properties that were capitalized under previously existing build-to-suit accounting policies, (iii) reclassification of construction in progress assets determined to be landlord assets to other non-current assets and (iv) reclassification of initial direct costs related to operating leases to operating lease right-of-use assets.

(5)

Represents recognition of operating lease right-of-use assets and corresponding current and non-current lease liabilities. The operating lease right-of-use asset also includes the reclassification of deferred rent and unamortized lease incentives related to operating leases and the reclassification of initial direct costs from property and equipment—net.

(6)	Represents recognition of net deferred tax assets related to the adoption of the ASUs.
(7)	Primarily represents reclassification from property and equipment—net of construction in progress assets determined to be landlord assets for which the lease has not yet commenced.
(8)	Represents a reclassification of an accrual for real estate taxes.
(9)

Represents recognition of the current and non-current finance lease liabilities. The other current liabilities line item also includes the reclassification of current obligations associated with leases previously reported as capital leases to finance lease liabilities.

(10)

Represents (i) derecognition of liabilities related to non-Company owned properties that were consolidated under previously existing build-to-suit accounting policies and (ii) reclassification of deferred rent and unamortized lease incentives to operating lease right-of-use assets upon adoption of the ASUs.

(11)

Represents (i) derecognition of the net lease loss liabilities as such balances were reclassified to operating lease right-of-use assets and operating current and non-current liabilities and (ii) the reclassification of non-current obligations associated with leases previously reported as capital leases to finance lease liabilities.

(12)

Represents a decrease to the consolidated net income for fiscal 2017 and fiscal 2018, as well as an increase of $4.0 million to beginning fiscal 2017 retained earnings related to the adoption of the ASUs.

Refer to Note 7—Leases for discussion of the Company’s revised accounting policy for leases.

Cloud Computing

In August 2018, the FASB issued Accounting Standards Update 2018‑15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amends Accounting Standards Update 2015‑05—Customers Accounting for Fees in a Cloud Computing Agreement. The amendments in this ASU more closely align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this new accounting standard will have on its consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	May 4,	February 2,
	2019	2019

Insurance recovery receivable (1)	$60,073	$50,000
Capitalized catalog costs	17,948	16,178
Vendor deposits	13,873	11,836
Right of return asset for merchandise	6,063	5,883
Federal and state tax receivable	—	4,862
Prepaid expense and other current assets	20,691	15,439
Total prepaid expense and other current assets	$118,648	$104,198

(1)	Refer to Note 15—Commitments and Contingencies.

Other non-current assets consist of the following (in thousands):

	May 4,	February 2,
	2019	2019

Landlord assets under construction	$74,110	$63,159
Promissory note receivable, including interest	5,167	5,104
Deferred financing fees	3,432	3,415
Other deposits	5,170	5,068
Other non-current assets	3,411	2,840
Total other non-current assets	$91,290	$79,586

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND DOMAIN NAMES

The following sets forth the goodwill, tradenames, trademarks and domain names activity for the RH Segment and Waterworks for the three months ended May 4, 2019 (in thousands):

		Foreign
	February 2,	Currency	May 4,
	2019	Translation	2019
RH Segment
Goodwill	$124,379	$(30)	$124,349
Tradenames, trademarks and domain names	48,563	—	48,563

Waterworks (1)
Tradename (2)	37,459	—	37,459

(1)

Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of February 2, 2019, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.

(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	May 4,	February 2,
	2019	2019

Accounts payable	$176,069	$183,039
Accrued compensation	35,688	64,192
Accrued freight and duty	19,948	20,787
Accrued sales taxes	19,901	18,354
Accrued occupancy	10,786	10,839
Accrued catalog costs	8,546	10,276
Accrued professional fees	3,974	2,050
Other accrued expenses	14,234	10,960
Total accounts payable and accrued expenses	$289,146	$320,497

Other current liabilities consist of the following (in thousands):

	May 4,	February 2,
	2019	2019

Provision for legal settlement (1)	$60,073	$50,000
Allowance for sales returns	21,056	19,821
Unredeemed gift card and merchandise credit liability	17,582	17,192
Current portion of debt	19,351	892
Finance lease liabilities	7,716	9,184
Federal and state tax payable	7,827	—
Product recall reserve	5,819	7,767
Other current liabilities	4,269	4,600
Total other current liabilities	$143,693	$109,456

(1)	Refer to Note 15—Commitments and Contingencies.

Contract Liabilities

The Company defers revenue associated with merchandise delivered via the home-delivery channel. The Company expects that substantially all of the deferred revenue, customer deposits and deferred membership fees as of May 4, 2019 will be recognized within the next six months as the performance obligations are satisfied.

In addition, the Company defers revenue when cash payments are received in advance of performance for unsatisfied obligations related to its gift cards and merchandise credits. During the three months ended May 4, 2019, the Company recognized $4.7 million of revenue related to previous deferrals related to its gift cards and merchandise credits and recorded gift card breakage of $0.4 million. The Company expects that approximately 70% of the remaining gift card and merchandise credit liabilities as of May 4, 2019 will be recognized within the next twelve months as the gift cards are redeemed by customers.

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	May 4,	February 2,
	2019	2019

Notes payable for share repurchases	$18,741	$18,741
Unrecognized tax benefits	3,089	2,992
Rollover units and profit interests (1)	2,744	2,637
Deferred contract incentive (2)	2,381	2,976
Other non-current obligations	4,730	5,166
Total other non-current obligations	$31,685	$32,512

(1)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 14—Stock-Based Compensation.
(2)	Represents the non-current portion of an incentive payment received in relation to a 5‑year service agreement, which is amortized over the term of the agreement.

.

NOTE 7—LEASES

Accounting Policy

The Company leases nearly all of its retail and outlet store locations, corporate headquarters, distribution and home delivery facilities, as well as other storage and office space. The initial lease terms of the Company’s real estate leases generally range from ten to fifteen years, and certain leases contain renewal options for up to an additional 25 years, the exercise of which is at the Company’s sole discretion. In recognizing the lease right-of-use assets and lease liabilities, the Company utilizes the lease term for which it is reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. The Company also leases certain equipment with lease terms generally ranging from three to seven years. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictions or covenants.

Leases, or lease extensions, with a term of twelve months or less are not recorded on the condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company accounts for lease and non-lease components as a single lease component for real estate leases, and for all other asset classes the Company accounts for the components separately. The Company determines the lease classification and begins to recognize lease and any related financing expenses upon the lease’s commencement, which for real estate leases is generally upon store opening or, to a lesser extent, when the Company takes possession or control of the asset.

As most of the Company’s leases do not include an implicit interest rate, the Company determines the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of lease payments at the commencement date. The IBR is computed as the rate of interest that the Company would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) an amount equal to the total lease payments and (iv) in a similar economic environment. The Company utilizes its asset based credit facility as the basis for determining the applicable IBR for each lease.

Certain of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels. Due to the variable and unpredictable nature of such payments, the Company does not recognize a lease right-of-use asset and lease liability related to such payments. Estimated variable rental payments are included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

The Company has a small group of leases that include rental payments periodically adjusted for inflation (e.g., based on the consumer price index). The Company includes these variable payments in the initial measurement of the lease right-of-use asset and lease liability if such increases have a minimum rent escalation (e.g., floor). However, the Company excludes these variable payments from the initial measurement of the lease right-of-use asset and lease liability in the case of lease arrangements that do not specify a minimum rent escalation.

The Company rents or subleases certain real estate to third parties under operating leases and recognizes rental income received on a straight-line basis over the lease term, which is recorded as an offset to selling, general and administrative expenses on the condensed consolidated statements of income.

Lease arrangements may require the landlord to provide tenant allowances directly to the Company. Standard tenant allowances received from landlords, typically those received under operating lease agreements, are recorded as cash and cash equivalents with an offset recorded in lease right-of-use assets on the condensed consolidated balance sheets. In certain instances tenant allowances are provided for the Company to design and build the leased asset. Tenant allowances received from landlords during the construction phase of a leased asset and prior to lease commencement are recorded as cash and cash equivalents with an offset recorded in other non-current assets (to the extent the Company has incurred related capital expenditure for construction costs) or in other current liabilities (to the extent that payments are received prior to capital construction expenditures by the Company) on the condensed consolidated balance sheets. After the leased asset is constructed and the lease commences, the Company reclassifies the tenant allowance from other non-current assets or other current liabilities to lease right-of-use assets on the condensed consolidated balance sheets.

Lease Classification

Certain of the Company’s real estate and property and equipment are held under finance leases. Lease related assets are included in finance lease right-of-use assets within property and equipment—net on the condensed consolidated balance sheets.

Leases that do not meet the definition of a finance lease are considered operating leases. Lease related assets are included in operating lease right-of-use assets on the condensed consolidated balance sheets.

Construction Related Activities

The Company is sometimes involved in the construction of leased stores for certain of its newer Design Galleries. Prior to construction commencement, the Company evaluates whether or not it, as lessee, controls the asset being constructed and, depending on the extent to which it is involved, the Company may be the “deemed owner” of the leased asset for accounting purposes during the construction period.

If the Company is not the “deemed owner” for accounting purposes during the construction period, such lease is classified as either an operating or finance lease upon lease commencement. During the construction period and prior to lease commencement, any capital amounts contributed by the Company toward the construction of the leased asset (excluding normal leasehold improvements, which are recorded within property and equipment—net) are recorded as “Landlord assets under construction” within other non-current assets on the condensed consolidated balance sheets (refer to Note 3—Prepaid Expense and Other Assets). Upon completion of the construction project, and upon lease commencement, the Company reclassifies amounts of the construction project determined to be the landlord asset to lease right-of-use assets on the condensed consolidated balance sheets. The construction costs determined not to be part of the leased asset are classified as property and equipment—net on the condensed consolidated balance sheets.

If the Company is the “deemed owner” for accounting purposes, upon commencement of the construction project, it is required to capitalize (i) costs incurred by the Company and (ii) the cash and non-cash assets contributed by the landlord for construction as property and equipment on its condensed consolidated balance sheets as build-to-suit assets, with an offsetting financing obligation under build-to-suit lease transactions. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of the consolidated statements of cash flows. Over the lease term, these non-cash additions to property and equipment do not impact the Company’s cash outflows, nor do they impact net income within the consolidated statements of income.

Upon completion of the construction project, the Company performs a sale-leaseback analysis to determine if it can derecognize the build-to-suit asset and corresponding financing obligation. If the asset and liability cannot be derecognized, the Company accounts for the agreement as a debt-like arrangement.

As of May 4, 2019 and February 2, 2019, the Company did not have any build-to-suit lease transactions recorded on its condensed consolidated balance sheets.

Lease Disclosures

Lease costs consist of the following (in thousands):

	Three Months Ended
	May 4,	May 5,
	2019	2018
Operating lease cost (1)(2)	$19,117	$21,346

Finance lease costs
Amortization of leased assets (1)	8,852	5,899
Interest on lease liabilities (3)	5,514	3,092

Sublease income (4)	(3,282)	(1,010)
Total lease costs—net	$30,201	$29,327

(1)

Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on the Company’s policy. Refer to Note 3—Significant Accounting Policies in the 2018 Form 10-K.

(2)	Includes short-term leases and variable lease costs.
(3)	Included in interest expense—net on the condensed consolidated statements of income.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		May 4,	February 2,
		2019	2019
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$432,212	$440,504
Finance leases (1)(2)	Property and equipment—net	658,077	646,875
Total lease right-of-use assets		1,090,289	1,087,379

Liabilities
Current
Operating leases	Operating lease liabilities	$56,601	$66,249
Finance leases	Other current liabilities	7,716	9,184
Total lease liabilities—current		64,317	75,433

Non-current
Operating leases	Non-current operating lease liabilities	$427,961	$437,557
Finance leases	Non-current finance lease liabilities	436,228	421,245
Total lease liabilities—non-current		864,189	858,802
Total lease liabilities		$928,506	$934,235

(1)

Finance lease right-of-use assets include capitalized amounts related to the Company’s construction activities to design and build leased assets, as well as rent payments made to landlords for which the respective Galleries are not yet opened.

(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $64.1 million and $55.5 million as of May 4, 2019 and February 2, 2019, respectively.

The maturities of lease liabilities are as follows as of May 4, 2019 (in thousands):

Fiscal year	Operating Leases	Finance Leases	Total
Remainder of fiscal 2019	$54,016	$22,058	$76,074
2020	76,683	33,426	110,109
2021	63,728	33,880	97,608
2022	56,804	34,388	91,192
2023	53,453	35,138	88,591
2024	49,688	35,680	85,368
Thereafter	228,008	548,155	776,163
Total lease payments (1)	582,380	742,725	1,325,105
Less—imputed interest (2)	(97,818)	(298,781)	(396,599)
Present value of lease liabilities (3)	$484,562	$443,944	$928,506

(1)	Total lease payments exclude $211.3 million of legally binding payments for leases signed but not yet commenced as of May 4, 2019.
(2)	Calculated using the incremental borrowing rate for each lease at lease commencement.
(3)	Excludes future commitments under short-term lease agreements of $6.4 million as of May 4, 2019.

Supplemental information related to leases consists of the following:

	Three Months Ended
	May 4,	May 5,
	2019	2018
Weighted-average remaining lease term (years)
Operating leases	9.1	9.7
Finance leases	19.1	18.2

Weighted-average discount rate
Operating leases	3.80%	3.71%
Finance leases	5.26%	4.82%

Other information related to leases consists of the following (in thousands):

	Three Months Ended
	May 4,	May 5,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(31,780)	$(23,026)
Operating cash flows from finance leases	(5,514)	(3,092)
Financing cash flows from finance leases	(2,129)	(1,776)
Total cash outflows from leases	$(39,423)	$(27,894)

Lease right-of-use assets obtained in exchange for lease obligations (non-cash)
Finance leases	$17,984	$5,023
Operating leases	8,173	4,666

NOTE 8—CONVERTIBLE SENIOR NOTES

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

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 4, 2019, none of these conditions have occurred and, as a result, the 2023 Notes were not convertible as of May 4, 2019. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2023 Notes were comprised of discounts upon original issuance of $1.7 million and third party offering costs of $4.6 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During the three months ended May 4, 2019, the Company recorded $0.2 million related to the amortization of debt issuance costs.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	May 4,	February 2,
	2019	2019
Liability component
Principal	$335,000	$335,000
Less: Debt discount	(77,264)	(81,311)
Net carrying amount	$257,736	$253,689
Equity component (1)	$90,990	$90,990

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.1 million for the amortization of the debt discount related to the 2023 Notes during the three months ended May 4, 2019.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 4, 2019, none of these conditions have occurred and, as a result, the 2020 Notes were not convertible as of May 4, 2019. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During both the three months ended May 4, 2019 and May 5, 2018, the Company recorded $0.3 million related to the amortization of debt issuance costs.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	May 4,	February 2,
	2019	2019
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(22,642)	(27,081)
Net carrying amount	$277,358	$272,919
Equity component (1)	$84,003	$84,003

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.4 million and $4.2 million for the amortization of the debt discount related to the 2020 Notes during the three months ended May 4, 2019 and May 5, 2018, respectively.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 4, 2019, none of these conditions have occurred and, as a result, the 2019 Notes were not convertible as of May 4, 2019. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon the earlier of conversion and maturity of the 2019 Notes, the Company intends to settle the principal value with existing cash and cash equivalents and restricted cash, as well as borrowings under our currently undrawn asset based credit facility.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During both the three months ended May 4, 2019 and May 5, 2018, the Company recorded $0.2 million related to the amortization of debt issuance costs.

The carrying values of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, are as follows (in thousands):

	May 4,	February 2,
	2019	2019
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(1,963)	(5,854)
Net carrying amount	$348,037	$344,146
Equity component (1)	$70,482	$70,482

(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $3.9 million and $3.7 million for the amortization of the debt discount related to the 2019 Notes during the three months ended May 4, 2019 and May 5, 2018, respectively.

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

NOTE 9—CREDIT FACILITIES

The outstanding balances under the Company’s credit facilities were as follows  (in thousands):

	May 4,			February 2,
	2019			2019
	Outstanding	Unamortized Debt	Net Carrying	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount	Amount	Issuance Costs	Amount
Asset based credit facility	$—	$—	$—	$57,500	$—	$57,500
FILO term loan	120,000	(935)	119,065	—	—	—
Second lien term loan	200,000	(2,860)	197,140	—	—	—
Equipment promissory notes (1)	59,016	(350)	58,666	—	—	—
Total credit facilities	$379,016	$(4,145)	$374,871	$57,500	$—	$57,500

(1)

Represents total equipment security notes secured by certain of the Company’s property and equipment,  of which $18.4 million was included in other current liabilities and $40.6 million was included in other non-current obligations on the condensed consolidated balance sheets.

Asset Based Credit Facility & FILO Term Loan

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders.

On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement (the “Credit Agreement”) among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “First Lien Administrative Agent”). The Credit Agreement has a revolving line of credit with initial availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders, whether existing lenders or new lenders, agree to increase their credit commitments. In addition, the Credit Agreement established an $80.0 million last in, last out (“LILO”) term loan facility, which was repaid in full in June 2018. The Credit Agreement has a maturity date of June 28, 2022.

On April 4, 2019, Restoration Hardware, Inc., entered into a third amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, (a) established a $120.0 million first in, last out (“FILO”) term loan facility, which amount was fully borrowed as of April 4, 2019 and which incurs interest at a rate that is 1.25% greater than the interest rate applicable to the revolving loans provided for under the Credit Agreement at any time, (b) provided for additional permitted indebtedness, as defined in the Credit Agreement, that the loan parties can incur, and (c) modified the borrowing availability under the Credit Agreement in certain circumstances. The FILO term loan facility has a maturity date of June 28, 2022.

In addition, under the Credit Agreement, the Company is required to meet specified financial ratios in order to undertake certain actions, and the Company may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the Credit Agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one.

As of May 4, 2019, the Company had no outstanding borrowings under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of May 4, 2019 was $139.4 million, net of $285.0 million reserved for the upcoming repayment of the 2019 Notes, as well as $12.8 million in outstanding letters of credit.

As previously reported, on May 31, 2019, Restoration Hardware, Inc. entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, amends the Credit Agreement to (a) extend the time to deliver monthly financial statements to the lenders for the fiscal months ending February 2019 and March 2019 until June 19, 2019; (b) remove the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter; and (c) waive any default or event of default under the Credit Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019.

The Credit Agreement contains various restrictive and affirmative covenants, including, among others, required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As a result of the Fourth Amendment, Restoration Hardware, Inc. was deemed to be in compliance as of May 4, 2019 with all applicable covenants of the Credit Agreement.

Second Lien Credit Agreement

On April 10, 2019, Restoration Hardware, Inc., entered into a credit agreement, dated as of April 9, 2019 and effective as of April 10, 2019 (the “Second Lien Credit Agreement”), among (i) Restoration Hardware, Inc., as lead borrower, (ii) the guarantors party thereto, (iii) the lenders party thereto, each of whom are funds and accounts managed or advised by either Benefit Street Partners L.L.C. and its affiliated investment managers or Apollo Capital Management, L.P. and its affiliated investment managers, as applicable, and (iv) BSP Agency, LLC, as administrative agent and collateral agent (the “Second Lien Administrative Agent”) with respect to a second lien term loan in an aggregate principal amount equal to $200.0 million with a maturity date of April 9, 2024 (the “Second Lien Term Loan”).

The Second Lien Term Loan bears interest at an annual rate generally based on the London Inter-bank Offered Rate (“LIBOR”) plus 6.50%. This rate is a floating rate that resets periodically based upon changes in LIBOR rates during the life of the Second Lien Term Loan. At the date of the initial borrowing, the rate was set at one-month LIBOR plus 6.50%.

All obligations under the Second Lien Term Loan are secured by a second lien security interest in substantially all of the assets of the loan parties, including inventory, receivables and certain types of intellectual property. The second lien security interest encumbers substantially the same collateral that secures the Credit Agreement. The second lien ranks junior in priority and is subordinated to the first lien in favor of the lenders with respect to the Credit Agreement.

The borrowings under the Second Lien Credit Agreement may be prepaid in whole or in part at any time, subject to certain minimum payment requirements, and including (i) a prepayment premium in the amount of 2.0% of the principal amount of the Second Lien Term Loan being prepaid during the first year after the effective date of the Second Lien Credit Agreement, (ii) 1.0% of the principal amount of the Second Lien Term Loan being prepaid during the second year after the effective date of the Second Lien Credit Agreement, and (iii) no prepayment premium after the second anniversary of the effective date of the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains a financial ratio covenant not found in the Credit Agreement based upon a net senior secured leverage ratio of consolidated secured debt to consolidated EBITDA, as defined in The Credit Agreement, as follows:

•	The net senior secured leverage ratio test is based on the ratio of (i) the sum of (a) all obligations outstanding under the Second Lien Term Loan and the Credit Agreement plus (b) all other secured indebtedness of RH and certain of its subsidiaries that is (x) senior or pari passu to the lien on the Second Lien Term Loan collateral or (y) secured by property that does not constitute Second Lien Term Loan collateral under the Second Lien Term Loan, less (c) all unrestricted cash and cash equivalents of RH and certain of its subsidiaries subject to a blocked account control agreement, to (ii) consolidated EBITDA of RH and certain of its subsidiaries (the “Net Senior Secured Leverage Ratio”).

•

The Net Senior Secured Leverage Ratio may not exceed 3.50 to 1.00 as of the last day of any fiscal quarter. The Second Lien Credit Agreement also contains a consolidated fixed charge coverage ratio generally based on the same formulation set forth in the Credit Agreement such that the borrower may not make certain “restricted payments” in the event that the ratio of (i) consolidated EBITDA minus certain costs to the amount of (ii) debt service costs plus certain other costs is not less than 1.00 to 1.00 and the level of unused availability under the Credit Agreement meets certain levels.

The Second Lien Credit Agreement also contains certain events of default and other customary terms and conditions typical to a second lien credit agreement.

As of May 4, 2019, the Company had $200.0 million in outstanding borrowings and no availability under the Second Lien Credit Agreement.

As previously reported, on May 31, 2019, Restoration Hardware, Inc. entered into a first amendment to the Second Lien Credit Agreement (the “First Amendment”). The First Amendment, among other things, amends the Second Lien Credit Agreement to (a) remove the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter and (b) waive any default or event of default under the Second Lien Credit Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019.

The Second Lien Credit Agreement contains various restrictive and affirmative covenants generally in line with the covenants and restrictions contained in the Credit Agreement, including required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of a similar type and size. As a result of the First Amendment, Restoration Hardware, Inc. was deemed to be in compliance as of May 4, 2019 with all applicable covenants of the Second Lien Credit Agreement.

Intercreditor Agreement

On April 10, 2019, in connection with the Second Lien Credit Agreement, Restoration Hardware, Inc. entered into an Intercreditor Agreement (the “Intercreditor Agreement”), dated as of April 9, 2019 and effective as of April 10, 2019, with the First Lien Administrative Agent and the Second Lien Administrative Agent. The Intercreditor Agreement establishes various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the Credit Agreement and the Second Lien Credit Agreement without the consent of the other party.

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and the Company agreed that BAL would finance certain equipment of the Company from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of May 4, 2019, the Company had $59.0 million in aggregate amounts outstanding under the equipment security notes. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. The Company is required to make monthly installment payments under the equipment security notes.

NOTE 10—FAIR VALUE MEASUREMENTS

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

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value and carrying value of the 2019 Notes, 2020 Notes and 2023 Notes were as follows (in thousands):

	May 4,		February 2,
	2019		2019
	Fair	Carrying	Fair	Carrying
	Value	Value (1)	Value	Value (1)
Convertible senior notes due 2019	$347,211	$348,037	$334,756	$344,146
Convertible senior notes due 2020	277,652	277,358	260,258	272,919
Convertible senior notes due 2023	257,639	257,736	230,684	253,689

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

Fair Value Measurements—Non-Recurring

The fair value of the Waterworks reporting unit as of February 2, 2019 was determined based on unobservable (Level 3) inputs and valuation techniques, as discussed in “Impairment” within Note 3—Significant Accounting Policies in the 2018 Form 10-K. The fair value of the asset held for sale as of February 2, 2019 was determined based on an appraisal prepared using unobservable (Level 3) inputs and valuation techniques.

NOTE 11—INCOME TAXES

The Company recorded income tax expense of $11.8 million and $7.6 million in the three months ended May 4, 2019 and May 5, 2018, respectively. The effective tax rate was 24.8% and 23.0% for the three months ended May 4, 2019 and May 5, 2018, respectively. The increase in the effective tax rate is primarily due to lower discrete tax benefits related to net excess tax windfalls from stock-based compensation in the three months ended May 4, 2019.

As of both May 4, 2019 and February 2, 2019, the Company had $8.5 million of unrecognized tax benefits, of which $7.3 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of May 4, 2019, the Company had $0.4 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 12—NET INCOME PER SHARE

The weighted-average shares used for net income per share are as follows:

	Three Months Ended
	May 4,	May 5,
	2019	2018
Weighted-average shares—basic	19,976,858	21,545,025
Effect of dilutive stock-based awards	4,472,545	3,685,203
Effect of dilutive convertible senior notes (1)	484,584	—
Weighted-average shares—diluted	24,933,987	25,230,228

(1)	The 2019 Notes, 2020 Notes and 2023 Notes have an impact on the Company’s dilutive share count beginning at stock prices of $116.09 per share, $118.13 per share and $193.65 per share, respectively.

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	May 4,	May 5,
	2019	2018
Options	463,506	486,516
Restricted stock units	—	10,500
Total anti-dilutive stock-based awards	463,506	497,016

NOTE 13—SHARE REPURCHASES

Share Repurchase Program

On October 10, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $700 million, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700.0 million authorization amount was replenished by the Board of Directors on March 25, 2019. The Company repurchased approximately 2.2 million shares of its common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million, during the three months ended May 4, 2019 under this share repurchase program. As of May 4, 2019, there was $450.0 million remaining for future share repurchases under this program.

Share Repurchases Under Equity Plans

As of both May 4, 2019 and February 2, 2019, the aggregate unpaid principal amount of the notes payable for share repurchases was $19.6 million, of which $0.9 million were included in other current liabilities and $18.7 million were included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended May 4, 2019 and May 5, 2018, the Company recorded interest expense on the outstanding notes of $0.2 million.

Of the $19.6 million notes payable for share repurchases outstanding as of both May 4, 2019 and February 2, 2019, $15.5 million was due to a current board member of the Company.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of income. The Company recorded stock-based compensation expense of $5.7 million and $8.0 million during the three months ended May 4, 2019 and May 5, 2018, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of May 4, 2019, 7,761,127 options were outstanding with a weighted-average exercise price of $55.87 per share and 6,040,300 options were vested with a weighted-average exercise price of $52.02 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of May 4, 2019 was $413.6 million, $397.5 million, and $342.9 million, respectively. Stock options exercisable as of May 4, 2019 had a weighted-average remaining contractual life of 4.90 years. As of May 4, 2019, the total unrecognized compensation expense related to unvested options was $37.9 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.30 years.

As of May 4, 2019, the Company had 371,374 restricted stock units outstanding with a weighted-average grant date fair value of $52.36 per share. During the three months ended May 4, 2019, 25,135 restricted stock units vested with a weighted-average grant date and vest date fair value of $53.44 per share. As of May 4, 2019, there was $8.3 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 1.85 years.

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Appreciation Rights is determined based on an OPM. The Company did not record any expense related to the Appreciation Rights during the three months ended May 4, 2019 and May 5, 2018. As of both May 4, 2019 and February 2, 2019, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. For both the three months ended May 4, 2019 and May 5, 2018, the Company recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. As of May 4, 2019 and February 2, 2019, the liability associated with the Profit Interests was $1.2 million and $1.1 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of May 4, 2019.

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

Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. An amended consolidated complaint was filed in June 2017 asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint asserts claims purportedly on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to statements regarding the roll out of the RH Modern product line and the Company’s inventory levels. The complaint seeks class certification, monetary damages, and other appropriate relief, including an award of costs and attorneys’ fees. On March 21, 2019, the Company and the individual defendants in the case entered into a binding memorandum of understanding to settle the case. The settlement amount is $50 million, which amount is to our understanding covered in full by the Company's insurance policies. On May 6, 2019, the plaintiffs filed a motion for preliminary approval of the proposed settlement together with a settlement agreement executed by both parties. The settlement agreement is subject to customary conditions including court approval following notice to the Company's shareholders, and a hearing at which time the court will consider the fairness, reasonableness and adequacy of the settlement. If a settlement is finally approved by the court, it will resolve all of the claims that were or could have been brought in the action. A hearing for preliminary approval of the settlement is scheduled for June 18, 2019. As a result of signing the memorandum of understanding and the potential liability becoming probable and estimable, the Company has recorded a provision for legal settlement and unpaid legal fees for $60.1 million within other current liabilities on the condensed consolidated balance sheets as of May 4, 2019. Additionally, the Company has recorded a litigation insurance recovery receivable of $60.1 million as of May 4, 2019 within prepaid expense and other current assets on the condensed consolidated balance sheets, which represents the estimated insurance claims proceeds from the Company’s insurance carriers.

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

NOTE 16—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. As of May 4, 2019, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

The Company’s two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management team and customer base, the Company has determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

The Company uses operating income to evaluate segment profitability. Operating income is defined as net income before interest expense—net and income tax expense.

Segment Information

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Three Months Ended
	May 4,			May 5,
	2019			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$563,706	$34,715	$598,421	$526,007	$31,399	$557,406
Gross profit	217,943	14,871	232,814	195,706	13,627	209,333
Depreciation and amortization	26,004	1,185	27,189	21,633	1,112	22,745

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	May 4,			February 2,
	2019			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,349	$—	$124,349	$124,379	$—	$124,379
Tradenames, trademarks and domain names (2)	48,563	37,459	86,022	48,563	37,459	86,022
Total assets	2,397,748	148,084	2,545,832	2,273,951	149,067	2,423,018

(1)

The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of February 2, 2019, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.

(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) asset impairments and change in useful lives, (ii) product recall accruals and adjustments, (iii) reversal of an estimated loss on disposal of asset, (iv) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks and (v) costs incurred in connection with a legal settlement. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table presents segment operating income and income before income taxes (in thousands):

	Three Months Ended
	May 4,	May 5,
	2019	2018
Operating income:
RH Segment	$69,400	$49,048
Waterworks	1,094	110
Asset impairments and change in useful lives	(3,476)	—
Recall accrual	1,615	254
Loss on asset disposal reversal	—	840
Impact of inventory step-up	—	(190)
Legal costs	—	(1,915)
Income from operations	68,633	48,147
Interest expense—net	21,118	15,098
Income before income taxes	$47,515	$33,049

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended
	May 4,	May 5,
	2019	2018
Furniture	$396,698	$352,646
Non-furniture	201,723	204,760
Total net revenues	$598,421	$557,406

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of May 4, 2019, the Company operates 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of the Company’s revenues in the three months ended May 4, 2019 or May 5, 2018.

NOTE 17—SUBSEQUENT EVENTS

Fourth Amendment to Eleventh Amended and Restated Credit Agreement

On May 31, 2019, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into a Fourth Amendment to the Credit Agreement, dated as of May 31, 2019 (the “Fourth Amendment”). The Fourth Amendment, among other things, amends that Credit Agreement to (a) extend the time to deliver monthly financial statements to the lenders for the fiscal months ending February 2019 and March 2019 until June 19, 2019; (b) remove the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter; and (c) waive any default or event of default under the Credit Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019.

First Amendment to Second Lien Credit Agreement

On May 31, 2019, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into a First Amendment to the Second Lien Credit Agreement, dated as of May 31, 2019 (the “First Amendment”). The First Amendment, among other things, (a) removes the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter; and (b) waives any default or event of default under the Second Lien Credit Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and the results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10‑Q and with our audited consolidated financial statements and the related notes included in our 2018 Form 10‑K.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report and in our Annual Report on Form 10‑K for the fiscal year ended February 2, 2019 (“2018 Form 10‑K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2018 Form 10‑K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites.

As of May 4, 2019, we operated the following number of retail Galleries, outlets and showrooms:

RH
Design Galleries	20
Legacy Galleries	43
Modern Galleries	2
Baby & Child Galleries	5
Total RH Galleries	70
Outlets	40

Waterworks Showrooms	15

As of May 4, 2019, six of our RH Design Galleries include an integrated RH Hospitality experience and we plan to incorporate hospitality, including cafés, wine vaults and barista bars in many of the new Galleries that we open in the future.

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

We believe our multi-tier market approach to transforming our real estate will enable us to ramp our opening cadence from 3 to 5 new Galleries per year, to a pace of 5 to 7 new Galleries per year commencing in fiscal 2020.

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

•

Second, in several of our current projects, we are migrating from a leasing to a development model. We currently have two Galleries, Yountville and Edina, using this new model, and have an additional projects in the pipeline. In the case of Yountville and Edina, we expect to complete a sale-leaseback that should allow us to recoup all or a large portion of our capital. In some cases we believe we may be able to pre-sell the property and structure the transaction where the capital to build the project is advanced by the buyer during construction, which could require zero upfront capital from us.

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

•

Grow Our Integrated Hospitality Experience. In 2015 we began to introduce an integrated hospitality experience, including cafés, wine vaults and barista bars, into a number of our new Gallery locations. The success of our initial hospitality offering in Chicago led us to broaden this initiative by adding hospitality to a number of our other new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries.

•

Pursue International Expansion. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal. As such, we believe there is tremendous opportunity for the RH brand to expand globally and are currently exploring opportunities for Design Galleries in several locations outside the United States, including the United Kingdom and Europe.

Business Initiatives

We are undertaking a large number of new business initiatives in support of our key value driving strategies. In particular, beginning in fiscal 2016 and continuing through fiscal 2019, we have pursued a range of strategic efforts to improve our business and operations including the following:

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

•

Luxury In-Home Furniture Delivery Experience. We believe there is an opportunity to improve the customer experience by enhancing our approach to services in connection with in-home delivery. We are in the process of implementing a number of measures that are designed to increase our level of control and improve services levels over the delivery experience to the customer’s residence. We believe that we are well positioned to develop improved solutions for in-home delivery to the customer in the luxury market. We have already adopted a number of service improvements that are yielding improvements in the customer experience and reductions in product return and exchange rates. We expect to continue to optimize our service offering to customers in connection with the in-home delivery experience and are confident that our efforts in this regard will continue to achieve substantial results.

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

In fiscal 2017, fiscal 2018 and continuing into fiscal 2019, we have focused on the allocation of capital. We believe that our operations and current initiatives are providing a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing our balance sheet, as well as deploying capital to repay debt and repurchase shares of our common stock, which we believe creates a long term benefit to our shareholders.

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

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income and other financial and operating data.

	Three Months Ended
	May 4,	May 5,
	2019	2018

Condensed Consolidated Statements of Income:
Net revenues	$598,421	$557,406
Cost of goods sold	365,607	348,073
Gross profit	232,814	209,333
Selling, general and administrative expenses	164,181	161,186
Income from operations	68,633	48,147
Interest expense—net	21,118	15,098
Income before income taxes	47,515	33,049
Income tax expense	11,793	7,588
Net income	$35,722	$25,461
Other Financial and Operating Data:
Adjusted net income (1)	$45,188	$30,586
Adjusted EBITDA (2)	$100,385	$79,900

Capital expenditures	$7,916	$17,674
Landlord assets under construction—net of tenant allowances	4,542	18,648
Adjusted net capital expenditures (3)	$12,458	$36,322

(1)

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

	Three Months Ended
	May 4,	May 5,
	2019	2018
	(in thousands)
Net income	$35,722	$25,461
Adjustments pre-tax:
Amortization of debt discount (a)	11,689	7,272
Asset impairments and change in useful lives (b)	3,476	—
Recall accrual (c)	(1,615)	(254)
Loss on asset disposal reversal (d)	—	(840)
Impact of inventory step-up (e)	—	190
Legal costs (f)	—	1,915
Subtotal adjusted items	13,550	8,283
Impact of income tax items (g)	(4,084)	(3,158)
Adjusted net income	$45,188	$30,586

(a)

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”) and for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”), we separated the 2019 Notes, 2020 Notes and 2023 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes and 2023 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes and 2023 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes and 2023 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.7 million and $0.6 million during the three months ended May 4, 2019 and May 5, 2018, respectively.

(b)

Represents the acceleration of depreciation expense of $3.0 million due to a change in the estimated useful lives of certain assets, as well as a $0.5 million charge related to the termination of a service agreement associated with such assets.

(c)

Represents an adjustment to net revenues, increase in cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments and vendor claims. The recall adjustments had the following effect on our income before taxes:

	Three Months Ended
	May 4,	May 5,
	2019	2018
	(in thousands)
Reduction of net revenues	$413	$—
Impact on cost of goods sold	(2,061)	(254)
Impact on gross profit	(1,648)	(254)
Incremental selling, general and administrative expenses	33	—
Impact on income before income taxes	$(1,615)	$(254)

(d)	Represents the reversal of an estimated loss on disposal of asset due to negotiations of the sales price being finalized.
(e)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(f)	Represents costs incurred in connection with a legal settlement.
(g)	Assumes a normalized tax rate of 26% for the three months ended May 4, 2019 and May 5, 2018.
(2)

EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense, loss on extinguishment of debt and income tax expense. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation.  The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Three Months Ended
	May 4,	May 5,
	2019	2018
	(in thousands)
Net income	$35,722	$25,461
Depreciation and amortization	27,189	22,745
Interest expense—net	21,118	15,098
Income tax expense	11,793	7,588
EBITDA	95,822	70,892
Stock-based compensation (a)	5,695	7,997
Asset impairments and change in useful lives (b)	483	—
Recall accrual (b)	(1,615)	(254)
Loss on asset disposal reversal (b)	—	(840)
Impact of inventory step-up (b)	—	190
Legal costs (b)	—	1,915
Adjusted EBITDA	$100,385	$79,900

(a)	Represents non-cash compensation related to equity awards granted to employees.
(b)	Refer to the reconciliation of net income to adjusted net income table above and the related footnotes for additional information.

(3)

We define adjusted net capital expenditures as (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

The following tables present RH Gallery and Waterworks showroom metrics and exclude outlets:

	Three Months Ended
	May 4,		May 5,
	2019		2018
		Total Leased		Total Leased
		Selling Square		Selling Square
	Store Count	Footage (1)	Store Count	Footage (1)
		(in thousands)		(in thousands)
Beginning of period	86	1,089	83	981
RH Galleries:
Dallas RH Modern Gallery (relocation)	—	(4.5)	—	—
Dallas RH Baby & Child Gallery	(1)	(3.7)	—	—
Dallas legacy Gallery (relocation)	—	(2.6)	—	—
Portland Design Gallery	—	—	1	26.0
Dallas RH Modern Gallery	—	—	1	8.2
Portland legacy Gallery	—	—	(1)	(4.7)
Waterworks Showrooms:
Waterworks Scottsdale Showroom	—	—	1	2.2
Waterworks Scottsdale Showroom	—	—	(1)	(1.1)
End of period	85	1,078	84	1,012

(1)

Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for the three months ended May 4, 2019 includes approximately 11,600 square feet related to two owned store locations. Leased selling square footage for the three months ended May 5, 2018 includes approximately 4,800 square feet related to one owned store location.

	Three Months Ended
	May 4,	May 5,
	2019	2018
	(in thousands)
Total leased square footage at end of period (1)	1,454	1,358
Weighted-average leased square footage (2)	1,461	1,323
Weighted-average leased selling square footage (2)	1,084	984

(1)

Total leased square footage as of May 4, 2019 includes approximately 16,100 square feet related to two owned store locations. Total leased square footage as of May 5, 2018 includes approximately 5,400 square feet related to one owned store location

(2)

Weighted-average leased square footage and leased selling square footage is calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

The following table sets forth our condensed consolidated statements of income as a percentage of total net revenues.

	Three Months Ended
	May	May 5,
	2019	2018
Condensed Consolidated Statements of Income:
Net revenues	100.0%	100.0%
Cost of goods sold	61.1	62.4
Gross profit	38.9	37.6
Selling, general and administrative expenses	27.4	29.0
Income from operations	11.5	8.6
Interest expense—net	3.6	2.7
Income before income taxes	7.9	5.9
Income tax expense	1.9	1.3
Net income	6.0%	4.6%

Three Months Ended May 4, 2019 Compared to Three Months Ended May 5, 2018

	Three Months Ended
	May 4,			May 5,
	2019			2018
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$563,706	$34,715	$598,421	$526,007	$31,399	$557,406
Cost of goods sold	345,763	19,844	365,607	330,301	17,772	348,073
Gross profit	217,943	14,871	232,814	195,706	13,627	209,333
Selling, general and administrative expenses	150,404	13,777	164,181	147,479	13,707	161,186
Income (loss) from operations	$67,539	$1,094	$68,633	$48,227	$(80)	$48,147

(1)

Waterworks results include non-cash amortization of $0.2 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the three months ended May 5, 2018. No amortization was recorded during the three months ended May 4, 2019.

Net revenues

Consolidated net revenues increased $41.0 million, or 7.4%, to $598.4 million in the three months ended May 4, 2019 compared to $557.4 million in the three months ended May 5, 2018.

RH Segment net revenues

RH Segment net revenues increased $37.7 million, or 7.2%, to $563.7 million in the three months ended May 4, 2019 compared to $526.0 million in the three months ended May 5, 2018. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment core net revenues increased primarily due to an increase in retail weighted-average selling square footage related to new store openings, including New York, Nashville and Yountville, and, to a lesser extent, due to increased revenues from our RH Hospitality operations and Contract business.

RH Segment outlet sales increased $12.4 million to $55.6 million in the three months ended May 4, 2019 compared to $43.2 million in the three months ended May 5, 2018 primarily due to an increase of eight outlet locations year over year.

RH Segment net revenues for the three months ended May 4, 2019 were negatively impacted by $0.4 million related to the reduction of revenue associated with product recalls. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

Waterworks net revenues

Waterworks net revenues increased $3.3 million, or 10.6%, to $34.7 million in the three months ended May 4, 2019 compared to $31.4 million in the three months ended May 5, 2018.

Gross profit

Consolidated gross profit increased $23.5 million, or 11.2%, to $232.8 million in the three months ended May 4, 2019 from $209.3 million in the three months ended May 5, 2018. As a percentage of net revenues, consolidated gross margin increased 1.3% to 38.9% of net revenues in the three months ended May 4, 2019 from 37.6% of net revenues in the three months ended May 5, 2018.

RH Segment gross profit for the three months ended May 4, 2019 and May 5, 2018 was positively impacted by $1.6 million and $0.3 million, respectively, related to reserve adjustments associated with product recalls initiated in prior years, partially offset by the reduction of revenue and incremental costs associated with such product recalls. RH Segment gross profit for the three months ended May 4, 2019 was negatively impacted by $3.0 million related to the acceleration of depreciation due to a change in the estimated useful lives of certain assets.

Waterworks gross profit for the three months ended May 5, 2018 was negatively impacted by $0.2 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the product recall adjustments and the impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 1.6% to 39.1% of net revenues in the three months ended May 4, 2019 from 37.5% of net revenues in the three months ended May 5, 2018.

RH Segment gross profit

RH Segment gross profit increased $22.2 million, or 11.4%, to $217.9 million in the three months ended May 4, 2019 from $195.7 million in the three months ended May 5, 2018. As a percentage of net revenues, RH Segment gross margin increased 1.5% to 38.7% of net revenues in the three months ended May 4, 2019 from 37.2% of net revenues in the three months ended May 5, 2018.

Excluding the product recall and acceleration of depreciation adjustments mentioned above, RH Segment gross margin would have increased 1.7% to 38.9% of net revenues in the three months ended May 4, 2019 from 37.2% of net revenues in the three months ended May 5, 2018. The increase was related to improvements in our core merchandise margins, as well as, leverage in our occupancy costs primarily related to our distribution center network redesign, and leverage in our delivery expense. The overall increase was partially offset by lower outlet product margins due to increased promotional activity and discounts as compared to the first quarter of fiscal 2018.

Waterworks gross profit

Waterworks gross profit increased $1.2 million, or 9.1%, to $14.9 million in the three months ended May 4, 2019 from $13.6 million in the three months ended May 5, 2018. As a percentage of net revenues, Waterworks gross margin decreased 0.6% to 42.8% of net revenues in the three months ended May 4, 2019 from 43.4% of net revenues in the three months ended May 5, 2018.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have decreased 1.2% to 42.8% of net revenues in the three months ended May 4, 2019 from 44.0% of net revenues in the three months ended May 5, 2018.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $3.0 million, or 1.9%, to $164.2 million in the three months ended May 4, 2019 compared to $161.2 million in the three months ended May 5, 2018.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $2.9 million, or 2.0%, to $150.4 million in the three months ended May 4, 2019 compared $147.5 million in the three months ended May 5, 2018.

RH Segment selling, general and administrative expenses for the three months ended May 4, 2019 included advertising and marketing costs which increased $4.8 million primarily due to an increase in circulation and pages of our Source Books. This was partially offset by a decrease in corporate expenses of $2.4 million, primarily due to reduced preopening expense associated with our Design Gallery openings and other corporate costs. Selling, general and administrative expenses also included a $0.5 million charge related to a loss on disposal of an asset.

RH Segment selling, general and administrative expenses for the three months ended May 5, 2018 included $1.9 million of costs incurred in connection with a legal settlement, partially offset by a $0.8 million reversal of an estimated loss on disposal of asset.

RH Segment selling, general and administrative expenses were 26.6% and 27.8% of net revenues for the three months ended May 4, 2019 and May 5, 2018, respectively, excluding the costs incurred in connection with a legal settlement and reversal of an estimated loss on disposal of asset mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our employment and employment related costs as a result of our organization redesign and, to a lesser extent, leverage in our corporate expenses. This decrease was partially offset by an increase in advertising and marketing costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $0.1 million, or 0.5%, to $13.8 million in the three months ended May 4, 2019 compared to $13.7 million in the three months ended May 5, 2018. Waterworks selling, general and administrative expenses were 39.7% and 43.7% of net revenues for the three months ended May 4, 2019 and May 5, 2018, respectively.

Interest expense—net

Interest expense—net increased $6.0 million to $21.1 million for the three months ended May 4, 2019 compared to $15.1 million for the three months ended May 5, 2018. Interest expense—net consisted of the following:

	Three Months Ended
	May 4,	May 5,
	2019	2018
	(in thousands)
Amortization of convertible senior notes debt discount	$12,377	$7,881
Finance lease interest expense	5,514	3,092
Term loans	1,724	1,004
Amortization of debt issuance costs and deferred financing fees	1,090	787
Asset based credit facility	687	2,480
Promissory notes	432	576
Other interest expense	395	340
Capitalized interest for capital projects	(819)	(900)
Interest income	(282)	(162)
Total interest expense—net	$21,118	$15,098

Income tax expense

Income tax expense was $11.8 million and $7.6 million in the three months ended May 4, 2019 and May 5, 2018, respectively. Our effective tax rate was 24.8% and 23.0% for the three months ended May 4, 2019 and May 5, 2018, respectively. The increase in our effective tax rate is primarily due to lower discrete tax benefits related to net excess tax windfalls from stock-based compensation in the three months ended May 4, 2019.

Liquidity and Capital Resources

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. In fiscal 2017, we completed two share repurchase programs in an aggregate amount of $1 billion. A $300 million share repurchase was completed during the first quarter of fiscal 2017 and a $700 million share repurchase was completed during the second quarter of fiscal 2017. In October 2018, our Board of Directors approved a new $700 million share repurchase program, of which $250 million in share repurchases were completed in fiscal 2018, and the $700 million authorization amount was replenished by the Board of Directors in March 2019. During the three months ended May 4, 2019, we repurchased approximately 2.2 million shares of our common stock for an aggregate repurchase amount of approximately $250 million, with $450 million still available under the $700 million repurchase program. Refer to “Share Repurchase Programs” below. We intend to evaluate our capital allocation from time to time and may engage in future share repurchases in circumstances where buying shares of our common stock represents a good value and provides a favorable return for our shareholders.

We have $985 million in aggregate principal amount of convertible notes outstanding, of which $350 million mature in June 2019, $300 million mature in June 2020 and $335 million mature in June 2023. In addition, the $350 million principal amount of convertible senior notes that matures in June 2019 became convertible by the holders beginning on March 15, 2019 and remain convertible through the close of business on the second schedule trading day immediately preceding June 15, 2019. Upon the earlier of conversion and maturity of the 2019 Notes, we intend to settle the principal value with existing cash and cash equivalents and restricted cash, as well as borrowings under our currently undrawn asset based credit facility.

Based on anticipated strong cash flow generation in 2019 and beyond, we expect to repay the outstanding principal of the remaining $635 million convertible notes at maturity in June 2020 and June 2023 in cash to minimize dilution. While we anticipate using excess cash, free cash flow and borrowings on our revolving line of credit to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us. We believe the strength of our business and the reduction in leverage we have achieved during the past year puts us in a strong position to take advantage of the capital markets opportunistically. We believe we have multiple financing alternatives available to us on favorable terms that could provide us with additional financial flexibility with respect to capital allocation.

We extended and amended our revolving line of credit in June 2017, which has a total availability of $600 million, of which $10 million is available to Restoration Hardware Canada, Inc., and includes a $200 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $800 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The revolving line of credit has a maturity date of June 28, 2022.

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

We may pursue strategies in the future, through the use of existing assets and debt facilities, or through the pursuit of new external sources of liquidity and debt financings, to fund our strategies to enhance stockholder value. There can be no assurance that additional capital, whether raised through the sale of assets, utilization of our existing debt financing sources, or pursuit of additional debt financing sources, will be available to us on a timely manner, on favorable terms or at all. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital.

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

Our adjusted net capital expenditures include (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord leased assets, net of tenant allowances received. We anticipate our adjusted net capital expenditures to be $165 million to $185 million in fiscal 2019, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. We anticipate that our fiscal 2019 adjusted net capital expenditures will be partially offset by proceeds from sales of assets of $50 million to $60 million. During the three months ended May 4, 2019, adjusted net capital expenditures were $12.5 million, inclusive of cash received related to landlord tenant allowances of $10.8 million.

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. Other lease arrangements for our new Design Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, under these arrangements we do not expect to receive contributions directly from our landlords related to the building of our Design Galleries. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment on our part than a traditional store lease with a landlord. We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale leaseback arrangement resulting in lower capital investment and lower rent. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Three Months Ended
	May 4,	May 5,
	2019	2018
	(in thousands)
Provided by (used in) operating activities	$38,824	$(3,234)
Used in investing activities	(7,916)	(17,674)
Provided by financing activities	65,833	18,335
Increase (decrease) in cash and cash equivalents, restricted cash and restricted cash equivalents	96,747	(2,635)
Cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	102,550	22,679

Net Cash Provided By (Used In) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the three months ended May 4, 2019, net cash provided by operating activities was $38.8 million and consisted of net income of $35.7 million and non-cash items of $66.4 million, partially offset by a decrease in cash used for working capital and other activities of $63.3 million. Working capital and other activities consisted primarily of decreases in accounts payable and accrued expense of $38.6 million related to timing of payments, decreases in operating lease liabilities of $27.1 million primarily due to payments made under the agreements, as well as increases in prepaid expenses and other assets of $17.8 million and landlord assets under construction of $4.5 million. These decreases to working capital were partially offset by increases in deferred revenue and customer deposits of $21.6 million.

For the three months ended May 5, 2018, net cash used in operating activities was $3.2 million and consisted of a decrease in cash provided by working capital and other activities of $88.4 million partially offset by non-cash items of $59.7 million and net income of $25.5 million.  Working capital and other activities consisted primarily of decreases in accounts payable and accrued expense of $46.7 million related to timing of payments,  increases in prepaid expenses and other assets of $31.5 million, increase in landlord assets under construction of $18.6 million, as well as decreases in operating lease liabilities of $16.6 million primarily due to payments made under the agreements. These decreases to working capital were partially offset by increases in deferred revenue and customer deposits of $28.2 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in information technology and systems infrastructure, and supply chain investments, as well as retail stores.

For the three months ended May 4, 2019 and May 5, 2018, net cash used in investing activities was $7.9 million and $17.7 million, respectively, due to investments in information technology and systems infrastructure, supply chain investments, and retail stores.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings related to credit facilities and other financing arrangements, as well as share repurchases, principal payments under finance lease agreements and other equity related transactions.

For the three months ended May 4, 2019, net cash provided by financing activities was $65.8 million primarily due to net borrowings of debt of $321.5 million, including the issuance of a $200.0 million second lien term loan, a $120.0 million FILO term loan and $60.0 million of promissory notes secured by certain equipment, partially offset by net repayments of $57.5 million under the asset based credit facility and repayments of $1.0 million on our promissory notes.  We incurred costs of $4.5 million related to the debt issuances. We repurchased approximately 2.2 million shares of our common stock for an aggregate repurchase amount of $250.0 million. Principal payments under finance lease agreements totaled $2.1 million.

For the three months ended May 5, 2018,  net cash provided by financing activities was $18.3 million primarily due to net borrowings under the asset based credit facility of $19.0 million and proceeds from exercise of employee stock options of $2.9 million. Principal payments under finance lease agreements totaled $1.8 million and we made payments on our promissory notes of $1.5 million.

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

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 4, 2019, none of these conditions have occurred and, as a result, the 2023 Notes were not convertible as of May 4, 2019. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 4, 2019, none of these conditions have occurred and, as a result, the 2020 Notes were not convertible as of May 4, 2019. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2019, the 2019 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 4, 2019, none of these conditions have occurred and, as a result, the 2019 Notes were not convertible as of May 4, 2019. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances. Upon the earlier of conversion and maturity of the 2019 Notes,  we intend to settle the principal value with existing cash and cash equivalents and restricted cash, as well as borrowings under our currently undrawn asset based credit facility.

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

Asset Based Credit Facility

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders. On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement (the “Credit Agreement”) among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (“First Lien Administrative Agent”). The Credit Agreement has a revolving line of credit with initial availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders, whether existing lenders or new lenders, agree to increase their credit commitments. In addition, the Credit Agreement established an $80.0 million last in, last out (“LILO”) term loan facility which was repaid in full in June 2018. The Credit Agreement has a maturity date of June 28, 2022.

On June 12, 2018, Restoration Hardware, Inc. entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment (i) changed the Credit Agreement’s definition of “Eligible In-Transit Inventory” to clarify the requirements to be fulfilled by the borrowers with respect to such in-transit inventory, and (ii) clarified that no default or event of default was caused by any prior non-compliance with such requirements with respect to in-transit inventory. Eligible In-Transit Inventory consists of inventory being shipped from vendor locations outside of the United States. Qualifying in-transit inventory is included within the borrowing base for eligible collateral for purposes of determining the amount of borrowing available to borrowers under the Credit Agreement.

On November 23, 2018, Restoration Hardware, Inc. entered into a Consent and Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment included certain clarifying changes to, among other things: (a) address the processing of payments from insurance proceeds in connection with casualty or other insured losses with respect to property or assets of a Loan Party, and (b) add an additional category of permitted restricted payment to allow the lead borrower to make annual restricted payments of up to $3.0 million per fiscal year to cover payments of certain administrative and other obligations of RH in the ordinary course of business.

On April 4, 2019, Restoration Hardware, Inc., entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, (a) established a $120.0 million first in, last out (“FILO”) term loan facility, which amount was fully borrowed as of April 4, 2019 and which incurs interest at a rate that is 1.25% greater than the interest rate applicable to the revolving loans under the Credit Agreement, (b) provided for additional Permitted Indebtedness, as defined in the Credit Agreement, that the loan parties can incur, and (c) modified the borrowing availability under the Credit Agreement in certain circumstances. The FILO term loan facility has a maturity date of June 28, 2022.

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

Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or London Inter-bank Offered Rate (“LIBOR”) (or, in the case of the revolving line of credit, the Bank of America “BA” Rate or the Canadian Prime Rate, as such terms are defined in the Credit Agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case.

In addition, under the Credit Agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the Credit Agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the LILO term loan or (y) the LILO term loan borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one.

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

As of May 4, 2019, Restoration Hardware, Inc. had no outstanding borrowings under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of May 4, 2019 was $139.4 million, net of $285.0 million reserved for the upcoming repayment of the 2019 Notes, as well as $12.8 million in outstanding letters of credit.

As previously reported, on May 31, 2019, Restoration Hardware, Inc. entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, amends the Credit Agreement to (a) extend the time to deliver monthly financial statements to the lenders for the fiscal months ending February 2019 and March 2019 until June 19, 2019; (b) remove the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter; and (c) waive any default or event of default under the Credit

Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019.

The Credit Agreement contains various restrictive and affirmative covenants, including, among others, required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As a result of the Fourth Amendment, Restoration Hardware, Inc. was deemed to be in compliance as of May 4, 2019 with all applicable covenants of the Credit Agreement.

Second Lien Credit Agreement

On April 10, 2019, Restoration Hardware, Inc., entered into a credit agreement, dated as of April 9, 2019 and effective as of April 10, 2019 (the “Second Lien Credit Agreement”), among (i) Restoration Hardware, Inc., as lead borrower, (ii) the guarantors party thereto, (iii) the lenders party thereto, each of whom are funds and accounts managed or advised by either Benefit Street Partners L.L.C. and its affiliated investment managers or Apollo Capital Management, L.P. and its affiliated investment managers, as applicable, and (iv) BSP Agency, LLC, as administrative agent and collateral agent (the “Second Lien Administrative Agent”) with respect to a second lien term loan in an aggregate principal amount equal to $200.0 million with a maturity date of April 9, 2024 (the “Second Lien Term Loan”).

The Second Lien Term Loan bears interest at an annual rate generally based on LIBOR plus 6.50%. This rate is a floating rate that resets periodically based upon changes in LIBOR rates during the life of the Second Lien Term Loan. At the date of the initial borrowing, the rate was set at one month LIBOR plus 6.50%.

All obligations under the Second Lien Term Loan are secured by a second lien security interest in substantially all of the assets of the loan parties, including inventory, receivables and certain types of intellectual property. The second lien security interest encumbers substantially the same collateral that secures the credit. The second lien ranks junior in priority and is subordinated to the first lien in favor of the lenders with respect to the Credit Agreement.

The borrowings under the Second Lien Credit Agreement may be prepaid in whole or in part at any time, subject to certain minimum payment requirements, and including (i) a prepayment premium in the amount of 2.0% of the principal amount of the Second Lien Term Loan being prepaid during the first year after the effective date of the Second Lien Credit Agreement, (ii) 1.0% of the principal amount of the Second Lien Term Loan being prepaid during the second year after the effective date of the Second Lien Credit Agreement, and (iii) no prepayment premium after the second anniversary of the effective date of the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains a financial ratio covenant not found in the Credit Agreement based upon a net senior secured leverage ratio of consolidated secured debt to consolidated EBITDA, as defined in the Credit Agreement, as follows:

•

The net senior secured leverage ratio test is based on the ratio of (i) the sum of (a) all obligations outstanding under the Second Lien Term Loan and the Credit Agreement plus (b) all other secured indebtedness of RH and certain of its subsidiaries that is (x) senior or pari passu to the lien on the Second Lien Term Loan collateral or (y) secured by property that does not constitute Second Lien Term Loan collateral under the Second Lien Term Loan, less (c) all unrestricted cash and cash equivalents of RH and certain of its subsidiaries subject to a blocked account control agreement, to (ii) consolidated EBITDA of RH and certain of its subsidiaries (the “Net Senior Secured Leverage Ratio”).

•

The Net Senior Secured Leverage Ratio may not exceed 3.50 to 1.00 as of the last day of any fiscal quarter. The Second Lien Credit Agreement also contains a consolidated fixed charge coverage ratio generally based on the same formulation set forth in the Credit Agreement such that the borrower may not make certain “restricted payments” in the event that the ratio of (i) consolidated EBITDA minus certain costs to the amount of (ii) debt service costs plus certain other costs is not less than 1.00 to 1.00 and the level of unused availability under the Credit Agreement meets certain levels.

The Second Lien Credit Agreement also contains certain events of default and other customary terms and conditions typical to a second lien credit agreement.

As of May 4, 2019, the Company had $200.0 million in outstanding borrowings and no availability under the Second Lien Credit Agreement.

As previously reported, on May 31, 2019, Restoration Hardware, Inc. entered into a first amendment to the Second Lien Credit Agreement (the “First Amendment”). The First Amendment, among other things, amends the Second Lien Credit Agreement to (a) remove the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter and (b) waive any default or event of default under the Second Lien Credit Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019.

The Second Lien Credit Agreement contains various restrictive and affirmative covenants generally in line with the covenants and restrictions contained in the Credit Agreement, including required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of a similar type and size. As a result of the First Amendment, Restoration Hardware, Inc. was deemed to be in compliance as of May 4, 2019 with all applicable covenants of the Second Lien Credit Agreement.

Intercreditor Agreement

On April 10, 2019, in connection with the Second Lien Credit Agreement, Restoration Hardware, Inc. entered into an Intercreditor Agreement (the “Intercreditor Agreement”), dated as of April 9, 2019 and effective as of April 10, 2019, with the First Lien Administrative Agent and the Second Lien Administrative Agent. The Intercreditor Agreement establishes various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the Credit Agreement and the Second Lien Credit Agreement without the consent of the other party.

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and we agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of May 4, 2019, we had $59.0 million in aggregate amounts outstanding under the equipment security notes, of which $18.4 million was included in other current liabilities and $40.6 million was included in other non-current obligations on the condensed consolidated balance sheets. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. We are required to make monthly installment payments under the equipment security notes.

Share Repurchase Programs

We regularly review share repurchase activity and consider various factors in determining whether and when to execute share repurchases, including, among others, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of the our common stock. We believe that these share repurchase programs will continue to be an excellent allocation of capital for the long-term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities.

$300 Million Repurchase Program (Completed)

On February 21, 2017, our Board of Directors authorized a share repurchase program of up to $300 million (the “$300 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5‑1 trading plans or through the use of other techniques such as accelerated share repurchases. During the three months ended April 29, 2017, we repurchased approximately 7.8 million shares of our common stock under the $300 Million Repurchase Program at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million. No additional shares will be repurchased in future periods under the $300 Million Repurchase Program.

$700 Million Repurchase Program (Completed)

Following completion of the $300 Million Repurchase Program, our Board of Directors authorized on May 2, 2017 an additional share repurchase program of up to $700 million (the “$700 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5‑1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. During the three months ended July 29, 2017, we repurchased approximately 12.4 million shares of our common stock under the $700 Million Repurchase Program at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million. No additional shares will be repurchased in future periods under the $700 Million Repurchase Program.

$950 Million Repurchase Program (Existing)

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700 million through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5‑1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700.0 million authorization amount was replenished by the Board of Directors on March 25, 2019 (as replenished, the “$950 Million Repurchase Program”). During the three months ended May 4, 2019, we repurchased approximately 2.2 million shares of our common stock under the $950 Million Repurchase Program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million. As of May 4, 2019, there was $450 million remaining for future share repurchases under this program.

Contractual Obligations

As of May 4, 2019,  there were no material changes to our contractual obligations described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2018 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 4, 2019.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, and are therefore discussed as critical:

•	Revenue Recognition
•	Merchandise Inventories
•	Impairment
•	Lease Accounting
•	Stock-Based Compensation
•	Income Taxes

In the first quarter of fiscal 2019, we adopted Accounting Standards Update 2016‑02—Leases. The adoption of this standard resulted in a material change to the “Lease Accounting” critical accounting policy in fiscal 2019. Please refer below for our updated “Lease Accounting” critical accounting policy. There have been no material changes to the other critical accounting policies and estimates listed above from the disclosures included in the 2018 Form 10‑K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2018 Form 10‑K.

Lease Accounting

We lease nearly all of our retail and outlet store locations, corporate headquarters,  distribution and home delivery facilities, as well as other storage and office space. The initial lease terms of our real estate leases generally range from ten to fifteen years, and certain leases contain renewal options for up to an additional 25 years, the exercise of which is at our sole discretion. In recognizing the lease right-of-use assets and lease liabilities, we utilize the lease term for which we are reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. We also lease certain equipment with lease terms generally ranging from three to seven years. Our lease agreements generally do not contain any material residual value guarantees or material restrictions or covenants.

Leases, or lease extensions, with a term of twelve months or less are not recorded on the condensed consolidated balance sheets, and we recognize lease expense for these leases on a straight-line basis over the lease term.

We account for lease and non-lease components as a single lease component for real estate leases, and for all other asset classes we account for the components separately. We determine the lease classification and begin to recognize lease and any related financing expenses upon the lease’s commencement, which for real estate leases is generally upon store opening or, to a lesser extent, when we take possession or control of the asset.

As most of our leases do not include an implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of lease payments at the commencement date. The IBR is computed as the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) an amount equal to the total lease payments and (iv) in a similar economic environment. We utilize our asset based credit facility as the basis for determining the applicable IBR for each lease.

Certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels. Due to the variable and unpredictable nature of such payments, we do not recognize a lease right-of-use asset and lease liability related to such payments. Estimated variable rental payments are included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

We have a small group of leases that include rental payments periodically adjusted for inflation (e.g., based on the consumer price index). We include these variable payments in the initial measurement of the lease right-of-use asset and lease liability if such increases have a minimum rent escalation (e.g., floor). However, we exclude these variable payments from the initial measurement of the lease right-of-use asset and lease liability in the case of lease arrangements that do not specify a minimum rent escalation.

We rent or sublease certain real estate to third parties under operating leases and recognize rental income received on a straight-line basis over the lease term, which is included in selling, general and administrative expenses on the condensed consolidated statements of income.

Lease arrangements may require the landlord to provide tenant allowances directly to us.  Standard tenant allowances received from landlords, typically those received under operating lease agreements, are recorded as cash and cash equivalents with an offset recorded in lease right-of-use assets on the condensed consolidated balance sheets. In certain instances tenant allowances are provided for us to design and build the leased asset. Tenant allowances received from landlords during the construction phase of a leased asset and prior to lease commencement are recorded as cash and cash equivalents with an offset recorded in other non-current assets (to the extent we have incurred related capital expenditure for construction costs) or in other current liabilities (to the extent that payments are received prior to capital construction expenditures by us) on the condensed consolidated balance sheets. After the leased asset is constructed and the lease commences, we reclassify the tenant allowance from other non-current assets or other current liabilities to lease right-of-use assets on the condensed consolidated balance sheets.

Lease Classification

Certain of our real estate and property and equipment are held under finance leases. Lease related assets are included in finance lease right-of-use assets within property and equipment—net on the condensed consolidated balance sheets.

Leases that do not meet the definition of a finance lease are considered operating leases.  Lease related assets are included in operating lease right-of-use assets on the condensed consolidated balance sheets.

Construction Related Activities

We are sometimes involved in the construction of leased stores for certain of our newer Design Galleries. Prior to construction commencement, we evaluate whether or not we, as lessee, control the asset being constructed and, depending on the extent to which we are involved, may be the “deemed owner” of the leased asset for accounting purposes during the construction period.

If we are not the “deemed owner” for accounting purposes during the construction period,  such lease is classified as either an operating or finance lease upon lease commencement. During the construction period and prior to lease commencement, any capital amounts contributed by us toward the construction of the leased asset (excluding normal leasehold improvements, which are recorded within property and equipment—net) are recorded as “Landlord assets under construction” within other non-current assets on the condensed consolidated balance sheets (refer to Note 3—Prepaid Expense and Other Assets). Upon completion of the construction project, and upon lease commencement, we reclassify amounts of the construction project determined to be the landlord asset to lease right-of-use assets on the condensed consolidated balance sheets. The construction costs determined not to be part of the leased asset are classified as property and equipment—net on the condensed consolidated balance sheets.

If we are the “deemed owner” for accounting purposes, upon commencement of the construction project, we are required to capitalize (i) costs incurred by us and (ii) the cash and non-cash assets contributed by the landlord for construction as property and equipment on its condensed consolidated balance sheets as build-to-suit assets, with an offsetting financing obligation for the amount funded by the landlord. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of the consolidated statements of cash flows. Over the lease term, these non-cash additions to property and equipment do not impact our cash outflows, nor do they impact net income within the consolidated statements of income.

Upon completion of the construction project, we perform a sale-leaseback analysis to determine if we can derecognize the build-to-suit asset and corresponding financing obligation. If the asset and liability cannot be derecognized, we account for the agreement as a debt-like arrangement.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of May 4, 2019, no amounts were outstanding under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of May 4, 2019 was $139.4 million, net of $285.0 million reserved for the upcoming repayment of the 2019 Notes, as well as $12.8 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit during the three months ended May 4, 2019, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

As of May 4, 2019, we had $350 million principal amount of 0.00% convertible senior notes due 2019 outstanding (the “2019 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of May 4, 2019, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of May 4, 2019, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During fiscal year 2018 and the first fiscal quarter of 2019, we implemented key system functionality and modified our internal controls to ensure we adequately assessed the impact of the new accounting standard related to leases, which standard was effective for us in the first fiscal quarter of 2019. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information regarding certain pending securities litigation, refer to Note 15—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended February 2, 2019 (“2018 Form 10‑K”).

The risks described herein and those described in our 2018 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition. We have identified additional material changes to our risk factors set forth below.

We are subject to risks associated with our dependence on foreign manufacturing and imports for our merchandise.

Based on total dollar volume of purchases, in fiscal 2018 we sourced approximately 85% of our merchandise from outside the United States, including 73% from Asia, with approximately 39% of our products sourced from China and approximately 3% of our products sourced from Mexico and in fiscal 2017 we sourced approximately 85% of our merchandise from outside the United States, including 76% from Asia, with approximately 42% of our products sourced from China and approximately 3% of our products sourced from Mexico. We  expect the amount of products that we source from China will be lower in fiscal 2019 compared to fiscal 2018, but the exact product mix in terms of vendor factory locations is subject to a range of different factors and is inherently difficult to predict with accuracy. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as any trade and or other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations whether in connection with new products we introduce or new production manufacturing locations that may be added to our supply chain, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we do not rely on long-term contracts with our vendors and generally transact business with them on an order-by-order basis.

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

A  significant subset of our furniture and lighting sourced from China has been affected by the tariffs on such products which became effective (i) as a 10 per cent ad valorem duty as of September 24, 2018, and (ii) as a 25 per cent ad valorem duty for all goods shipped on or after May 10, 2019. While we have been working with our vendor partners on mitigation strategies to seek to address the impact of such tariffs on our product pricing and costs, such efforts may not be fully sufficient to remediate the impact of the 25 per cent ad valorem duty on certain products imported from China. In addition, such mitigation efforts may not be successful with respect to other pending or future increases in tariffs. There is substantial uncertainty regarding the possible application of additional tariffs with respect to additional countries other than China. Recently, the President proposed the possible imposition of tariffs. We may not able to anticipate the exact contours of tariffs and other burdens on global trade that may become applicable and our efforts to respond to these circumstances may be inadequate. In particular, we may not be able to receive or sustain adequate pricing concessions from our vendors with respect to applicable tariffs and any applicable pricing increases that we seek to pass through to our customers may not be successful in achieving our objectives. Our sales may fall in response to any price increases and our vendors may not be able to support the level of pricing concessions that we seek.

In addition, we are undertaking ongoing efforts to examine our sourcing strategy in a comprehensive way in order to achieve the best possible outcomes for our business. Such efforts include addressing among other factors the country of origin and the current and potential future imposition of tariffs with respect to particular countries of origin. These efforts to optimize our supply chain may not be successful and we may encounter various obstacles to these and other related initiatives. Although we have moved some of our merchandise sourcing away from China to other countries, these efforts may not achieve the desired outcomes. For example, we may not be able to move sufficient quantities of our product manufacturing to new locations outside of China and the quality of products manufactured in new factories may not meet the requirements of our business. In addition, we may encounter logistics and other challenges in moving manufacturing to new jurisdictions including the potential imposition of new tariffs on products sourced from other jurisdictions such as the proposed tariffs with respect to Mexico.

In addition, there can be no assurance that tariffs that are imposed or proposed will not become effective on a longer term basis. In the event that any tariffs applicable to our business become applicable on a longer term basis, there can be no assurance that our efforts to mitigate the impact of such longer term tariffs will be successful.

There can be no assurance that we will not experience disruption in our business related to tariffs or other changes in trade practices and applicable rules or as a result of our efforts to respond to these matters. Tariffs and other similar trade actions are inherently unpredictable and can change quickly based on political or economic pressures or policy changes. Any changes to tariffs or other rules and practices related to cross border trade, including the possible implementation of additional tariffs, could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products in China, Mexico or other countries outside the United States, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. While we may seek to adopt mitigation measures and changes to our business practices to seek to counteract the effect of such tariffs on our business and results of operations, due to multiple factors that can occur in the context of trade disputes and the inherent unpredictability of how customers and market participants may respond, any mitigation measures we adopt may be not achieve their intended purpose. Certain of our competitors may be better positioned than us to withstand or react to these kinds of changes including border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. In addition, to the extent that our competitors, our vendors or companies in other industries that manufacture products in China or Mexico respond to the tariffs imposed to date or the possibility of future tariffs by shifting production to other countries in Asia or to other regions, the costs of production in such countries may increase, which may increase our costs or otherwise have an adverse impact on our product supply chain. Similarly, to the extent that we or our vendors respond to the tariffs imposed to date or the possibility of future tariffs by shifting merchandise purchases or production to other countries in Asia or to other regions, we may face delays or costs associated with developing new vendor relationships and our vendors may face delays or costs associated with bringing online new manufacturing facilities, which may increase the cost of our products or cause delays in the shipment of our merchandise that result in the cancellation of orders by our customers. An interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, product quality control charges on or assessment of additional import duties, tariffs, anti-dumping duties and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, political unrest, economic uncertainties, including inflation, foreign government regulations, trade restrictions, increased labor costs and other similar factors that might affect the operations of our vendors in specific countries such as China or Mexico.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended May 4, 2019

During the three months ended May 4, 2019, we repurchased the following shares of our common stock:

			Total Number of	Approximate Dollar
		Average	Shares Repurchased	Value of Shares That
		Purchase	as Part of Publicly	May Yet Be
	Number of	Price Per	Announced Plans or	Purchased Under the
	Shares (1)	Share	Programs (2)	Plans or Programs
				(in millions)
February 3, 2019 to March 2, 2019	—	$—	—	$700
March 3, 2019 to April 6, 2019	2,305	$102.95	—	$700
April 7, 2019 to May 4, 2019	2,168,985	$115.36	2,167,396	$450
Total	2,171,290		2,167,396

(1)

Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan. There were 3,894 shares surrendered for this purpose during the three months ended May 4, 2019.

(2)	Reflects shares repurchased as part of the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.1	Third Amendment to Eleventh Amended and Restated Credit Agreement, dated April 4, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001‑35720	April 5, 2019	10.1

10.2	Credit Agreement, dated as of April 9, 2019, and effective as of April 10, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and BSP Agency, LLC, as administrative agent and collateral agent.	8‑K	001‑35720	April 16, 2019	10.1

10.3	Intercreditor Agreement, dated as of April 9, 2019 and effective April 10, 2019, among Restoration Hardware, Inc., Bank of America, N.A. and BSP Agency, LLC.	8‑K	001‑35720	April 16, 2019	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document	—	—	—	—	X

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2019	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 13, 2019	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: June 13, 2019	By:	/s/ Glenda Citragno
Glenda Citragno
SVP, Chief Accounting Officer
(Principal Accounting Officer)