Form 10-K/A
period 2019-02-02
RH
filed 2019-07-30
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of July 26, 2019, 18,590,613 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RH

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) amends the Annual Report on Form 10-K of RH, a Delaware corporation (“we,” “us,” or the “Company”), for the fiscal year ended February 2, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019 (the “Original Filing”). The Company previously filed the Amendment No. 1 to the Original Filing on May 31, 2019 in order to provide the Part III information and to provide additional information under Item 9B of Part II with respect to amendments to our amended and restated credit agreement and second lien credit agreement entered into on May 31, 2019.

This Amendment No. 2 is a technical amendment that consolidates all of the Item 9B information from the Original Filing and all of the Item 9B information from Amendment No. 1 such that it appears all in one place in Item 9B. There are no changes to the disclosures apart from these being presented together in a single integrated Item 9B.

In addition, we have included in this Amendment No. 2 the Part III information that was originally filed in Amendment No.1, but there have been no changes to the Part III information that was included in Amendment No. 1. We also have included as exhibits to this Amendment No. 2 certain officer certifications. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included currently dated certifications from the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended.

Except as described above, no other amendments are being made to the Original Filing or to Amendment No. 1. The Original Filing continues to speak as of the date of the Original Filing, and Amendment No. 1 continues to speak as of the date of Amendment No. 1, and we have not updated the disclosures contained in any of such prior filings to reflect any events that occurred at a date subsequent to their filing dates except to the extent expressly indicated in this Amendment No. 2. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and our other filings made with the SEC on or subsequent to March 29, 2019.

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

Fourth Amendment to Eleventh Amended and Restated Credit Agreement

On May 31 2019, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into a Fourth Amendment to the Eleventh Amended and Restated Credit Agreement, dated as of May 31, 2019 (the “Fourth Amendment”), which amends that certain Eleventh Amended and Restated Credit Agreement, dated as of June 28, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (as heretofore amended or otherwise modified from time to time, the “First Lien Credit Agreement”). The Fourth Amendment, among other things, (a) extends the time to deliver monthly financial statements to the lenders for the fiscal months ending February 2019 and March 2019 until June 19, 2019; (b) removes the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter; and (c) waives any default or event of default under the First Lien Credit Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019. The foregoing is only a summary of the material terms of the Fourth Amendment and does not purport to be complete, and is qualified in its entirety by reference to the Fourth Amendment, a copy of which was filed as Exhibit 10.26 to the Amendment No. 1 and is incorporated by reference herein.

First Amendment to Second Lien Credit Agreement

On May 31, 2019, Restoration Hardware, Inc., a wholly-owned subsidiary of RH, entered into a First Amendment to the Credit Agreement, dated as of May 31, 2019 (the “First Amendment”), which amends that certain Credit Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., as lead borrower, the guarantors party thereto, the lenders party thereto, and BSP Agency, LLC as administrative agent and collateral agent (the “Second Lien Credit Agreement”). The First Amendment, among other things, (a) removes the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter; and (b) waives any default or event of default under the Second Lien Credit Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019. The foregoing is only a summary of the material terms of the First Amendment and does not purport to be complete, and is qualified in its entirety by reference to the First Amendment, a copy of which was filed as Exhibit 10.27 to Amendment No. 1 and is incorporated by reference herein.

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

Qualifications: Mr. Demilio was selected to our board of directors because he possesses particular knowledge and experience in accounting, finance and capital structure, strategic planning and leadership of complex organizations and board practices of other

MARK DEMILIO
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

DIRECTOR INDEPENDENCE	TENURE

AGE	GENDER DIVERSITY

NAME/ CURRENT POSITION	AGE	DIRECTOR SINCE	INDEPENDENT	COMMITTEE MEMBERSHIP
				AUDIT	COMP.	NOM. &CORP. GOVERNANCE
Gary Friedman RH Chairman and CEO	61	Jul. 2013
Carlos Alberini Director and CEO of Guess? Inc.	63	Jun. 2010	∎
Keith Belling Founder and Chairman of popchips, inc.	61	Apr. 2016
Eri Chaya RH President, Chief Creative and Merchandising Officer	45	Nov. 2012
Mark Demilio Director and Chairman of the Audit Committee of Schumacher Clinical Partners and Nurse Assist	63	Sep. 2009	∎	☐	∎	☐
Hilary Krane EVP, CAO and General Counsel, NIKE, Inc.	55	Jun. 2016	∎	∎
Katie Mitic Director of eBay, Inc.	49	Oct. 2013	∎	∎
Ali Rowghani CEO, YCombinator Continuity Fund	46	Jan. 2015	∎			∎
Leonard Schlesinger Professor of Business Administration, Harvard Business School	66	Apr. 2014	∎		☐

☐	Committee Chair
∎	Committee Member

EXPERIENCE
NAME/ CURRENT POSITION	BUSINESS LEADERSHIP	BRAND/ RETAIL	GROWTH COMPANY	PUBLIC CO. EXECUTIVE/ DIRECTOR	INVESTMENT/ FINANCIAL	LEGAL	RISK MANAGEMENT
Gary Friedman RH Chairman and CEO	∎	∎	∎	∎
Carlos Alberini Director and CEO of Guess? Inc.	∎	∎	∎	∎	∎
Keith Belling Founder and Chairman, popchips, inc.	∎	∎	∎		∎
Eri Chaya RH President, Chief Creative and Merchandising Officer		∎	∎
Mark Demilio Director and Chairman of the Audit Committee of Schumacher, Clinical Partners and Nurse Assist	∎			∎	∎	∎	∎
Hilary Krane EVP, CAO & General Counsel, NIKE, Inc.		∎		∎		∎	∎
Katie Mitic Director, eBay, Inc.	∎	∎	∎	∎
Ali Rowghani CEO, YCombinator Continuity Fund	∎	∎	∎	∎	∎
Leonard Schlesinger Harvard Business School Professor, Business Administration	∎	∎	∎	∎			∎

∎	Committee Member

EXECUTIVE OFFICERS

Below is a list of the names and ages, as of May 23, 2019, of our executive officers and a description of their business experience.

NAME	AGE	POSITION

Gary Friedman	61	Chairman and Chief Executive Officer

Eri Chaya	45	President, Chief Creative and Merchandising Officer

DeMonty Price	57	President, Chief Operating, Service and Values Officer

David Stanchak	60	President, Chief Real Estate and Development Officer

Jack Preston	45	Chief Financial Officer

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

AUDIT COMMITTEE

The audit committee was established for the primary purpose of assisting the board of directors in overseeing the accounting and financial reporting processes of the Company and audits of its financial statements. The audit committee is responsible for, among other matters:

●	Appointing, retaining, compensating, evaluating, terminating and overseeing our independent registered public accounting firm;

●

Delineating relationships between our independent registered public accounting firm and our Company consistent with the rules of the NYSE and requesting information from our independent registered public accounting firm and management to determine the presence or absence of a conflict of interest;

●	Reviewing with our independent registered public accounting firm the scope and results of their audit;

●	Approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	Overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	Reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

●	Establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and

●	Reviewing and approving related-person transactions.

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

The following table sets forth, for fiscal 2018, our named executive officers, as defined in Item 402 of Regulation S-K promulgated under the Securities Act of 1933, as amended:

NAME	TITLE

Gary Friedman	Chairman and Chief Executive Officer

Ryno Blignaut(1)	President, Chief Financial and Administrative Officer

Karen Boone(2)	Former President, Chief Financial and Administrative Officer

Eri Chaya	President, Chief Creative and Merchandising Officer and Director

DeMonty Price	President, Chief Operating, Service and Values Officer

David Stanchak	President, Chief Real Estate and Development Officer

(1)	Mr. Blignaut was hired on August 14, 2018. Mr. Blignaut left the Company in March 2019 due to health considerations, at which time Jack Preston assumed the role of Chief Financial Officer.
(2)	Ms. Boone left the Company in November 2018.

We believe that compensation paid to our executive officers should be:

●	Closely aligned with the performance of the Company, on both a short-term and long-term basis;

●	Linked to specific, measurable results intended to create value for shareholders;

●	Transparent, accessible and understandable by all stakeholders to understand what drives our executives; and

●	Tailored to achieve the key goals of our compensation program and philosophy.

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

●

In 2016, we solicited the views of institutional investors that we believe represented approximately 94% of our issued and outstanding shares owned by institutional investors as of December 31, 2015, and had discussions with and received feedback from investors representing approximately 61% of such outstanding shares.

●

In 2017, we solicited the views of institutional investors that we believe represented approximately 55% of our issued and outstanding shares owned by institutional investors as of December 31, 2016, and had discussions with and received feedback from investors representing approximately 40% of such outstanding shares.

●

In 2018, we solicited the views of institutional investors that we believe represented approximately 67% of our issued and outstanding shares owned by institutional investors as of December 31, 2017, and had discussions with and received feedback from investors representing approximately 28% of such outstanding shares.

●

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

WHAT WE HEARD	WHAT WE DID
restrictions tied to stock price appreciation (the “2017 Stock Option Award”).
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

Shareholders also expressed a preference that equity awards	Our compensation program relies on equity and equity upside as a key incentive that aligns incentives between the management team and our investors. For

WHAT WE HEARD	WHAT WE DID
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

We have implemented executive compensation policies and practices that reinforce our compensation philosophy and align with those commonly-viewed best practices and sound governance principles that we believe are appropriate for us. The following chart summarizes these policies and practices:

PRACTICES WE FOLLOW

✓	100% independent directors on our compensation committee

✓	Annual review and approval of our compensation strategy

✓	Independent compensation consultant engaged by our compensation committee

✓	Performance-based cash incentives

✓	Significant portion of executive compensation is either tied to corporate performance directly or indirectly through stock price performance because of the equity component of compensation

✓

We have continued to shift our vesting practices to incentivize retention and a long-term leadership approach by using either five-year or seven-year vesting periods, with vesting weighted more heavily in the back years

✓	For most equity awards, we have shifted our vesting practices to use five-year vesting periods

●	Generally, we use five-year vesting upon hiring, as well as for subsequent grants

●	Depending on the circumstances, awards may vest 20% per year on a straight-line basis or in a back-end loaded schedule where larger amounts vest in later years

●	We have been more frequently using the back-end loaded vesting structure and shifting from awards that vest on a straight-line basis in order to create longer term incentives for performance

●	Five-year vesting structures that are not straight-line vesting may vest in several different ways including, by way of example:

–	15% in year one; 15% in year two; 20% in year three; 25% in year four; and 25% in year five; or
–	10% in year one; 10% in year two; 20% in year three; 30% in year four; and 30% in year five

✓	Prohibition on short sales, hedging of stock ownership positions and transactions involving derivatives of our common stock

✓

In May 2018, the board adopted stock ownership guidelines applicable to all directors and executive officers of the Company in order to further align the financial interest of our directors and executive officers with the interest of our investors

✓

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

✓	Broad-based company-sponsored health and retirement benefits programs

PRACTICES WE AVOID

o	No “single trigger” change of control benefits

o	No post-termination retirement- or pension-type non-cash benefits or perquisites for our executive officers that are not available to our employees generally

o	No hedging or derivative transactions involving our securities by directors, officers, employees or other insiders

o	We have not repriced or bought out underwater stock options

o	No acceleration of share vesting generally – instead, we have simple customary levels of severance protection commensurate with a senior position

o	No tax gross-ups for change of control benefits

o	No defined value pensions or long term cash incentives like supplemental retirement plans or other forms of long-term deferred compensation

o	No equity awards for management with short-term restrictions or vesting, such as one-, two- or three-year vesting

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

The compensation committee engages in the following, either together with the board of directors as a whole or as a committee, making recommendations to the board of directors regarding approval, as necessary:

●	Annually review and approve the Company’s corporate goals and objectives relevant to compensation of the Chief Executive Officer;

●	Evaluate the Chief Executive Officer’s performance in light of such goals and objectives;

●	Determine and approve the Chief Executive Officer’s compensation level based on this evaluation;

●	Annually review the following:

–	Annual base salary levels;

–	Annual incentive compensation levels;

–	Long-term incentive compensation levels; and

–	Any supplemental or special benefits

●	Ensure that appropriate overall corporate performance measures and goals are set and determine the extent to which the established goals have been achieved and any related compensation earned;

●

Determine the appropriateness of, and in some cases retain, a compensation consultant to offer advice for the consideration of the compensation committee and consider the independence of such consultant in accordance with applicable SEC and NYSE rules; and

●	Perform other necessary tasks related to the implementation and administration of executive compensation plans and programs.

The compensation committee’s annual review of executive compensation generally occurs within the timeframe of April to June of each year.

COMPENSATION LEVEL SETTING PROCESS

Our compensation committee reviews the following, among other factors, when determining compensation:

●	The individual’s performance and contributions to financial objectives;

●

Equity awards previously granted to the executive, which includes amounts of such awards that remain unvested or are under selling restrictions and therefore continue to incentivize future performance;

●	Individual leadership, expectations, expertise, skill, and knowledge;

●	Overall compensation, including base salary and bonus opportunity, as a whole;

●	Analyses of competitive market compensation practices and labor market conditions;

●	Alignment with the long-term business strategy of the Company;

●	Retention and succession planning;

●	Input from senior management, including our Chairman and Chief Executive Officer; and

●	Input from an independent compensation consultant.

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

Our Chairman and Chief Executive Officer plays a significant role in the compensation setting process for the other named executive officers by:

●	Evaluating their performance;

●	Discussing the role and responsibilities of the relevant executive officer within the Company and the expected future contributions of the executive officer;

●	Considering retention and succession planning;

●	Recommending business performance targets and establishing objectives; and

●	Recommending salary levels, bonuses and equity awards.

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

	FISCAL 2018			CHANGE FROM FISCAL 2017 BONUS AS % OF BASE SALARY
NAME	BONUS EARNED UNDER THE LIP	ELIGIBLE PORTION OF BASE SALARY	BONUS EARNED AS % OF ELIGIBLE BASE SALARY

Gary Friedman	$2,664,063	$1,250,000	213%	100%
Ryno Blignaut (1)	n/a	n/a	n/a	n/a
Karen Boone (2)	n/a	n/a	n/a	n/a
Eri Chaya	$ 781,302	$ 916,538	85%	40%
DeMonty Price	$ 681,766	$ 799,808	85%	40%
David Stanchak	$ 582,464	$ 683,269	85%	40%

(1)	Mr. Blignaut was hired on August 14, 2018. Mr. Blignaut left the Company in March 2019 due to health considerations, at which time Jack Preston assumed the role of Chief Financial Officer.
(2)	Ms. Boone left the Company in November 2018.

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

●

The 2017 Stock Option Award may be exercised at any time but the selling restrictions on the underlying shares would only lapse upon the Company’s common stock price achieving price objectives of $100 per share, $125 per share and

$150 per share and Mr. Friedman remaining in service through the achievement of such stock price performance requirements.

●

To achieve any given price target, the Company’s weighted average stock price, measured over a period of the last ten trading days on a volume weighted average price, must remain at or above the dollar thresholds stated above for twenty consecutive trading days (i.e., a trailing ten day average minimum price that must be sustained for twenty consecutive trading days).

●

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

●

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

The following table quantifies the stock price appreciation from the date of grant that would be required to achieve each price objectives:

	PRICE TARGET ($)	PREMIUM TO GRANT DATE STOCK PRICE (%)

Exercise Price	$ 50	2.8%

Performance Targets	$100	105.7%

	$125	157.1%

	$150	208.5%

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

Submitted by the compensation committee of the board of directors of RH:

Dr. Leonard Schlesinger (Chairman)

Mark Demilio

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table shows the compensation earned by our named executive officers fiscal 2018, fiscal 2017 and fiscal 2016.

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY	BONUS	STOCK AWARDS(1)	OPTION AWARDS(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION(2)	ALL OTHER COMPENSATION(3)	TOTAL
Gary Friedman Chairman and CEO	2018	$ 1,250,000	$ —	$ —	$ —	$ 2,664,063	$ 29,694(6)	$ 3,943,757
	2017	$ 1,250,000	$ —	$ —	$23,870,000	$ 1,409,375	$ 35,095(6)	$ 26,564,470
	2016	$ 1,250,000	$ —	$ —	$	$ —	$ 36,100(6)	$ 1,286,100
Ryno Blignaut(4) President, Chief Financial and Administrative Officer	2018	$ 357,692	$ 171,000(7)	$ —	$ 8,594,000	$ —	$ 6,000	$ 9,128,692
Karen Boone Former President,	2018	$ 556,731	$ —	$ —	$ 1,560,750	$ —	$ 9,000	$ 2,126,481
	2017	$ 737,601	$ —	$ —	$ —	$ 332,658	$ 12,000	$ 1,082,259

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY	BONUS	STOCK AWARDS(1)	OPTION AWARDS(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION(2)	ALL OTHER COMPENSATION(3)	TOTAL
Chief Financial and Administrative Officer	2016	$ 700,000	$ —	$ 1,971,000	$ 1,733,550	$ —	$ 12,000	$ 4,416,550
Eri Chaya President, CCO, CMO and Director	2018	$ 916,538	$ —	$ —	$ 3,121,500	$ 781,302	$ 12,000	$ 4,831,340
	2017	$ 837,601	$ —	$ —	$ —	$ 377,758	$ 12,000	$ 1,227,359
	2016	$ 800,000	$ —	$ 1,971,000	$ 1,733,550	$ —	$ 12,000	$ 4,516,550
DeMonty Price President, Chief Operating, Service and Values Officer	2018	$ 799,808	$ —	$ —	$ 3,121,500	$ 681,766	$ 12,000	$ 4,615,074
	2017	$ 687,601	$ —	$ —	$ —	$ 310,108	$ 12,000	$ 1,009,709
	2016	$ 650,000	$ —	$ 2,124,000	$ 1,875,944	$ —	$ 12,000	$ 4,661,944
David Stanchak(5) President, Chief Real Estate and Development Officer	2018	$ 683,269	$ —	$ —	$ 1,560,750	$ 582,464	$ 12,000	$ 2,838,483
	2017	$ 637,601	$ —	$ —	$ 461,404	$ 287,558	$ 13,853(8)	$ 1,400,416

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

	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS(1)				ALL OTHER STOCK AWARDS: # OF SHARES OF STOCK OR UNITS	ALL OTHER OPTION
NAME	GRANT DATE	THRESHOLD	TARGET	MAXIMUM		AWARDS NUMBER OF SECURITIES UNDERLYING OPTIONS	EXERCISE OR BASE PRICE OF OPTION AWARDS	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS (2)
Gary Friedman	—	$250,000	$1,562,500	$ 3,125,000	—	—	—	—
Ryno Blignaut	—	$35,769	$ 178,846	$ 357,692	—	—	—	—
	8/14/2018	—	—	—	—	100,000	$ 153.10	$ 8,594,000
Karen Boone	—	$76,635	$ 383,173	$ 766,346	—	—	—	—
	6/6/2018	—	—	—	—	25,000	$ 109.87	$ 1,560,750
Eri Chaya	—	$ 91,654	$ 458,269	$ 916,538	—	—	—	—
	6/6/2018	—	—	—	—	50,000	$ 109.87	$ 3,121,500
DeMonty Price	—	$ 79,981	$ 399,904	$ 799,808	—	—	—	—
	6/6/2018	—	—	—	—	50,000	$ 109.87	$ 3,121,500
David Stanchak	—	$ 68,327	$ 341,635	$ 683,269	—	—	—	—
	6/6/2018	—	—	—	—	25,000	$ 109.87	$ 1,560,750

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

	STOCK OPTION AWARDS						RESTRICTED SHARE AWARDS
	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS						SHARES OR UNITS THAT HAVE NOT YET VESTED
NAME	EXERCISABLE (#)		UNEXERCISABLE (#)		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES (#)		MARKET VALUE ($)(1)
Gary Friedman	2,976,826		—		$46.50	10/31/2022	—		—
	1,000,000		—		$75.43	7/1/2023	—		—
	1,000,000	(2)	—		$50.00	5/1/2027	—		—
Ryno Blignaut	—		100,000	(3)	$153.10	8/13/2028	—		—
Karen Boone	—		—		—	—	—		—
Eri Chaya	95,600		—		$29.00	10/31/2022	—		—
	120,000		30,000	(4)	$61.30	5/7/2024	—		—
	6,000		4,000	(5)	$87.31	5/5/2025	—		—
	30,000		70,000	(6)	$39.42	5/3/2026	—		—
	—		50,000	(7)	$109.87	6/5/2028	—		—
	—		—		—	—	25,000	(16)	$3,341,000
	—		—		—	—	2,000	(17)	$267,280
	—		—		—	—	35,000	(18)	$4,677,400
DeMonty Price	16,123		—		$29.00	10/31/2022	—		—
	45,000		15,000	(4)	$61.30	5/7/2024	—		—
	6,000		4,000	(5)	$87.31	5/5/2025	—		—
	6,000		4,000	(8)	$93.51	10/1/2025	—		—
	28,000		42,000	(9)	$44.52	4/20/2026	—		—
	2,000		28,000	(10)	$39.42	5/3/2026	—		—
	—		50,000	(7)	$109.87	6/5/2028	—		—
	—		—		—	—	12,500	(16)	$1,670,500
	—		—		—	—	2,000	(10)	$267,280
	—		—		—	—	2,000	(19)	$267,280
	—		—		—	—	18,000	(20)	$2,405,520
	—		—		—	—	17,000	(21)	$2,271,880
David Stanchak	15,000		10,000	(11)	$91.69	4/22/2025	—		—
	45,000		30,000	(12)	$90.92	4/27/2025	—		—

	STOCK OPTION AWARDS				RESTRICTED SHARE AWARDS
	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS				SHARES OR UNITS THAT HAVE NOT YET VESTED
NAME	EXERCISABLE (#)	UNEXERCISABLE (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES (#)		MARKET VALUE ($)(1)
	14,000	21,000(9)	$44.52	4/20/2026	—		—
	8,000	12,000(13)	$25.39	6/26/2026	—		—
	3,000	17,000(14)	$45.21	8/28/2027	—		—
	—	25,000(15)	$109.87	6/5/2028	—		—
	—	—	—	—	10,000	(22)	$1,336,400
	—	—	—	—	9,000	(20)	$1,202,760

(1)	Calculated by multiplying the number of unvested stock awards by $133.64, the fair market value of the Company’s common stock on February 1, 2019, the last trading day of fiscal 2018.
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

NAME	OPTION AWARDS		RESTRICTED STOCK AWARDS
	NUMBER OF SHARES ACQUIRED ON EXERCISE	VALUE REALIZED ON EXERCISE	NUMBER OF RESTRICTED STOCK UNITSVESTED	VALUE OF RESTRICTED STOCK UNITS ON VESTING
Gary Friedman	—	$ —	—	$ —
Ryno Blignaut	—	$ —	—	$ —
Karen Boone	130,876	$ 9,171,411	8,500	$ 917,170
Eri Chaya	—	$ —	8,500	$ 917,170
DeMonty Price	7,777	$ 956,649	9,500	$ 1,414,050
David Stanchak	—	$ —	8,000	$ 924,610

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

		FISCAL 2018 (POST REPURCHASE ACTIVITY)
	FISCAL 2016 (PRE- REPURCHASE ACTIVITY)	ON FISCAL 2018 SHARES OUTSTANDING	ON FISCAL 2016 SHARES OUTSTANDING	ON PRO FORMA FISCAL 2018 SHARES OUTSTANDING
Options & RSUs Outstanding	9,591,678	7,914,885	7,914,885	7,914,885
Shares Outstanding	40,828,633	20,477,813	40,828,633	42,745,524(1)
Overhang	23.5%	38.7%	19.4%	18.5%

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

BENEFITS AND PAYMENTS	TERMINATION WITHOUT CAUSE OR RESIGNATION WITH GOOD REASON
Severance pursuant to employment agreement(1)	$ 20,000,000
Bonus(2)	$ 2,664,063
Intrinsic value of equity(3)	$ 69,700,056
Health coverage total benefits(4)	$ 20,998
Total	$ 92,385,117

(1)	Payable over 24 months.
(2)	Corresponds to Mr. Friedman’s annual bonus amount for fiscal 2018.
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

BENEFITS AND PAYMENTS	TERMINATION WITHOUT CAUSE OR RESIGNATION WITH GOOD REASON
	RYNO BLIGNAUT	ERI CHAYA	DEMONTY PRICE	DAVID STANCHAK

Salary continuation(1)	$ 750,000	$ 950,000	$ 850,000	$ 700,000
Bonus(2)	$ 303,879	$ 781,302	$ 681,766	$ 582,464
Health coverage total benefits(3)	$ 18,242	$ 18,242	$ 13,421	$ 20,295
Total	$ 1,072,121	$ 1,749,544	$ 1,545,187	$ 1,302,759

(1)	This amount reflects salary continuation at each such executive officer’s current salary rate paid over twelve months.
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

NAME	UNVESTED RESTRICTED STOCK(1)	UNEXERCISED STOCK OPTIONS

Carlos Alberini	915	—

Keith Belling	915	—

Mark Demilio	915	20,000(2)

Hilary Krane	915	—

Katie Mitic	915	—

Ali Rowghani	915	—

Leonard Schlesinger	915	—

(1)	All restricted stock awards listed above vest as to 100% of the shares on July 18, 2019.
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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of February 2, 2019:

PLAN CATEGORY	EQUITY COMPENSATION PLAN INFORMATION
	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE(1)

Equity compensation plans approved by security holders	7,499,416	$54.37	1,419,552(3)
Equity compensation plans not approved by security holders	—	—	—
Total	7,499,416(2)	$54.37	1,419,552(3)

(1)	Excludes securities reflected in column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”
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

The aggregate fees billed for fiscal 2018 and fiscal 2017 for each of the following categories of services are as follows:

FEES BILLED TO THE COMPANY	FISCAL 2018	FISCAL 2017

Audit fees(1)	$ 2,384,161	$ 1,983,997

Audit related fees(2)	633,341	115,900

Tax fees(3)	460,910	397,169

All other fees(4)	—	33,788

Total	$ 3,478,412	$ 2,530,854
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

EXHIBIT INDEX

The exhibits listed in the exhibit index of the Original Filing and in the exhibit index of Amendment No. 1 and the exhibits listed in the exhibit index of this Amendment No. 2 are filed with, or incorporated by reference in, this Amendment No. 2.

The following additional exhibits are filed with this Amendment No. 2:

Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
31.5	Certification of Chief Executive Officer of RH pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.	-	-	-	-	X

31.6	Certification of Chief Financial Officer of RH pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.	-	-	-	-	X

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH
	By:	/s/ Gary Friedman

	Name:	Gary Friedman
Date: July 29, 2019	Title:	Chairman of the Board of Directors and Chief Executive Officer

1

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

RECONCILIATION OF DILUTED NET INCOME PER SHARE TO ADJUSTED DILUTED NET INCOME PER SHARE

(Unaudited)

	YEAR ENDED

	FEBRUARY 2, 2019	FEBRUARY 3, 2018

Diluted net income per share	$ 5.68	$0.07

Pro forma diluted net income per share [a]	$ 5.75	$0.07

EPS impact of adjustments (pre-tax) [b]:

Amortization of debt discount	1.50	0.95

Goodwill and tradename impairment	1.23	1.15

Reorganization related costs	0.38	0.03

Asset impairments	0.14	—

Lease losses	0.13	0.15

Distribution center closures	0.07	0.17

Recall accrual	0.06	0.26

Loss on extinguishment of debt	0.04	0.17

Impact of inventory step-up	0.01	0.10

Legal settlement	(0.20)	—

Executive non-cash compensation	—	0.82

Anti-dumping exposure	—	(0.08)

Gain on sale of building and land	—	(0.07)

Subtotal adjusted items	3.36	3.65

Impact of income tax items [b]	(0.57)	(0.67)

Adjusted diluted net income per share [c]	$ 8.54	$3.05

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

RECONCILIATION OF NET REVENUES TO ADJUSTED NET REVENUES

(In thousands) (Unaudited)

	YEAR ENDED

	FEBRUARY 2,2019	FEBRUARY 3,2018

Net revenues	$2,505,653	$2,440,174

Recall accrual [a]	4,733	3,207

Adjusted net revenues [b]	$2,510,386	$2,443,381

[a]	Refer to table titled “Reconciliation of GAAP Net Income to Adjusted Net Income” and the related footnotes for additional information.
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

RECONCILIATION OF NET INCOME TO OPERATING INCOME AND ADJUSTED OPERATING INCOME

(In thousands) (Unaudited)

	YEAR ENDED

	FEBRUARY 2, 2019	FEBRUARY 3, 2018

Net income	$ 150,639	$ 2,180

Interest expense—net	75,074	62,570

Goodwill and tradename impairment	32,086	33,700

Loss on extinguishment of debt	917	4,880

Income tax expense	30,514	27,971

Operating income	289,230	131,301

Reorganization related costs [a]	9,977	949

Asset impairments [a]	3,807	—

Lease losses [a]	3,411	4,417

Distribution center closures [a]	1,778	4,846

Recall accrual [a]	1,619	7,707

Impact of inventory step-up [a]	380	2,527

Legal settlement [a]	(5,289)	—

Executive non-cash compensation [a]	—	23,872

Anti-dumping exposure [a]	—	(2,202)

Gain on sale of building and land [a]	—	(2,119)

Adjusted operating income [b]	$ 304,913	$ 171,298

Net revenues	$ 2,505,653	$ 2,440,174

Adjusted net revenues [c]	$ 2,510,386	$ 2,443,381

Operating margin [c]	11.5%	5.4%

Adjusted operating margin [c]	12.1%	7.0%

[a]	Refer to table titled “Reconciliation of GAAP Net Income to Adjusted Net Income” and the related footnotes for additional information.
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