Form 10-Q
period 2019-08-03
RH
filed 2019-09-11
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

or

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

As of September 6, 2019, 18,676,038 shares of registrant’s common stock were outstanding.

RH

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	August 3,	February 2,
	2019	2019

ASSETS
Current assets:
Cash and cash equivalents	$11,555	$5,803
Accounts receivable—net	44,287	40,224
Merchandise inventories	480,688	531,947
Asset held for sale	21,795	21,795
Prepaid expense and other current assets	99,297	104,198
Total current assets	657,622	703,967
Property and equipment—net	950,594	952,957
Operating lease right-of-use assets	421,001	440,504
Goodwill	124,370	124,379
Tradenames, trademarks and domain names	86,022	86,022
Deferred tax assets	35,946	35,603
Other non-current assets	112,253	79,586
Total assets	$2,387,808	$2,423,018
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$289,713	$320,497
Deferred revenue and customer deposits	165,511	152,595
Convertible senior notes due 2019—net	—	343,789
Convertible senior notes due 2020—net	280,688	—
Operating lease liabilities	57,162	66,249
Other current liabilities	131,883	109,456
Total current liabilities	924,957	992,586
Asset based credit facility	145,000	57,500
FILO term loan—net	119,086	—
Second lien term loan—net	197,262	—
Equipment promissory notes—net	42,113	—
Convertible senior notes due 2020—net	—	271,157
Convertible senior notes due 2023—net	257,766	249,151
Non-current operating lease liabilities	415,803	437,557
Non-current finance lease liabilities	433,591	421,245
Other non-current obligations	30,148	32,512
Total liabilities	2,565,726	2,461,708
Commitments and contingencies (Note 15)	—	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of August 3, 2019 and February 2, 2019	—	—
Common stock, $0.0001 par value per share, 180,000,000 shares authorized, 18,591,763 shares issued and outstanding as of August 3, 2019; 20,480,613 shares issued and 20,477,813 shares outstanding as of February 2, 2019	2	2
Additional paid-in capital	355,010	356,422
Accumulated other comprehensive loss	(2,780)	(2,333)
Accumulated deficit	(530,150)	(392,538)
Treasury stock—at cost, no shares as of August 3, 2019 and 2,800 shares as of February 2, 2019	—	(243)
Total stockholders’ deficit	(177,918)	(38,690)
Total liabilities and stockholders’ deficit	$2,387,808	$2,423,018

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018

Net revenues	$706,514	$640,798	$1,304,935	$1,198,204
Cost of goods sold	411,556	372,454	777,163	720,527
Gross profit	294,958	268,344	527,772	477,677
Selling, general and administrative expenses	190,977	186,521	355,158	347,707
Income from operations	103,981	81,823	172,614	129,970
Other expenses
Interest expense—net	24,513	15,467	45,631	30,565
(Gain) loss on extinguishment of debt	(954)	917	(954)	917
Total other expenses	23,559	16,384	44,677	31,482
Income before income taxes	80,422	65,439	127,937	98,488
Income tax expense	16,665	2,533	28,458	10,121
Net income	$63,757	$62,906	$99,479	$88,367
Weighted-average shares used in computing basic net income per share	18,465,876	21,925,702	19,221,367	21,735,364
Basic net income per share	$3.45	$2.87	$5.18	$4.07
Weighted-average shares used in computing diluted net income per share	22,324,112	27,496,561	23,629,050	26,363,395
Diluted net income per share	$2.86	$2.29	$4.21	$3.35

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018

Net income	$63,757	$62,906	$99,479	$88,367
Net gains (losses) from foreign currency translation	490	(482)	(447)	(1,746)
Total comprehensive income	$64,247	$62,424	$99,032	$86,621

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended
				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—May 5, 2018	21,612,197	$2	$851,228	$(1,435)	$156,000	20,222,932	$(1,000,569)	$5,226
Stock-based compensation	—	—	5,988	—	—	—	—	5,988
Issuance of restricted stock	6,405	—	—	—	—	—	—	—
Vested and delivered restricted stock units	82,906	—	(7,512)	—	—	—	—	(7,512)
Exercise of stock options	527,931	—	26,286	—	—	—	—	26,286
Equity component value of convertible note issuance—net	—	—	89,933	—	—	—	—	89,933
Sale of common stock warrant	—	—	51,021	—	—	—	—	51,021
Purchase of convertible note hedge	—	—	(91,857)	—	—	—	—	(91,857)
Net income	—	—	—	—	62,906	—	—	62,906
Net gains (losses) from foreign currency translation	—	—	—	(482)	—	—	—	(482)
Balances—August 4, 2018	22,229,439	$2	$925,087	$(1,917)	$218,906	20,222,932	$(1,000,569)	$141,509

Balances—May 4, 2019	18,357,816	$2	$362,986	$(3,270)	$(356,816)	2,170,196	$(250,275)	$(247,373)
Stock-based compensation	—	—	5,191	—	—	—	—	5,191
Issuance of restricted stock	7,014	—	—	—	—	—	—	—
Vested and delivered restricted stock units	80,400	—	(5,984)	—	—	—	—	(5,984)
Exercise of stock options	146,491	—	5,997	—	—	—	—	5,997
Retirement of treasury stock	—	—	(13,180)	—	(237,091)	(2,170,154)	250,271	—
Net income	—	—	—	—	63,757	—	—	63,757
Net gains (losses) from foreign currency translation	—	—	—	490	—	—	—	490
Conversion of convertible senior notes	42	—	—	—	—	(42)	4	4
Balances—August 3, 2019	18,591,763	$2	$355,010	$(2,780)	$(530,150)	—	$—	$(177,918)

	Six Months Ended
				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—February 3, 2018	21,517,338	$2	$840,765	$(171)	$151,575	20,220,132	$(1,000,326)	$(8,155)
Stock-based compensation	—	—	13,879	—	—	—	—	13,879
Issuance of restricted stock	6,405	—	—	—	—	—	—	—
Vested and delivered restricted stock units	103,016	—	(7,863)	—	—	—	—	(7,863)
Exercise of stock options	605,480	—	29,209	—	—	—	—	29,209
Repurchases of common stock	(2,800)	—	—	—	—	2,800	(243)	(243)
Equity component value of convertible note issuance—net	—	—	89,933	—	—	—	—	89,933
Sale of common stock warrant	—	—	51,021	—	—	—	—	51,021
Purchase of convertible note hedge	—	—	(91,857)	—	—	—	—	(91,857)
Impact of Topic 606 adoption	—	—	—	—	(21,036)	—	—	(21,036)
Net income	—	—	—	—	88,367	—	—	88,367
Net gains (losses) from foreign currency translation	—	—	—	(1,746)	—	—	—	(1,746)
Balances—August 4, 2018	22,229,439	$2	$925,087	$(1,917)	$218,906	20,222,932	$(1,000,569)	$141,509

Balances—February 2, 2019	20,477,813	$2	$356,422	$(2,333)	$(392,538)	2,800	$(243)	$(38,690)
Stock-based compensation	—	—	10,779	—	—	—	—	10,779
Issuance of restricted stock	7,014	—	—	—	—	—	—	—
Vested and delivered restricted stock units	101,641	—	(6,234)	—	—	—	—	(6,234)
Exercise of stock options	172,649	—	7,223	—	—	—	—	7,223
Repurchases of common stock	(2,167,396)	—	—	—	—	2,167,396	(250,032)	(250,032)
Retirement of treasury stock	—	—	(13,180)	—	(237,091)	(2,170,154)	250,271	—
Net income	—	—	—	—	99,479	—	—	99,479
Net gains (losses) from foreign currency translation	—	—	—	(447)	—	—	—	(447)
Conversion of convertible senior notes	42	—	—	—	—	(42)	4	4
Balances—August 3, 2019	18,591,763	$2	$355,010	$(2,780)	$(530,150)	—	$—	$(177,918)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 3,	August 4,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,479	$88,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,510	41,939
Non-cash operating lease cost	33,227	34,118
Amortization of debt discount	22,962	17,645
Accretion of debt discount upon settlement of debt	(70,482)	—
Stock-based compensation expense	10,993	14,092
Non-cash finance lease interest expense	11,186	6,411
Product recalls	(2,106)	—
Net non-cash charges resulting from inventory step-up	—	380
(Gain) loss on extinguishment of debt	(954)	917
Other non-cash interest expense	2,251	1,276
Change in assets and liabilities:
Accounts receivable	(504)	(9,050)
Merchandise inventories	51,189	(24,995)
Prepaid expense and other assets	(2,882)	(40,646)
Landlord assets under construction	(27,555)	(27,645)
Accounts payable and accrued expenses	(40,073)	(31,707)
Deferred revenue and customer deposits	12,987	20,800
Other current liabilities	3,179	8,179
Current and non-current operating lease liability	(44,513)	(43,025)
Other non-current obligations	(13,761)	(8,036)
Net cash provided by operating activities	97,133	49,020
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,283)	(42,916)
Net cash used in investing activities	(25,283)	(42,916)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under asset based credit facility	302,000	510,000
Repayments under asset based credit facility	(214,500)	(709,970)
Borrowings under term loans	320,000	—
Repayments under term loans	—	(80,000)
Borrowing under equipment security notes	69,000	—
Repayments under promissory and equipment security notes	(4,993)	(31,974)
Debt issuance costs	(4,636)	—
Proceeds from issuance of convertible senior notes	—	335,000
Proceeds from issuance of warrants	—	51,021
Purchase of convertible note hedges	—	(91,857)
Debt issuance costs related to convertible senior notes	—	(6,349)
Repayments of convertible senior notes	(278,560)	—
Principal payments under finance leases	(4,399)	(3,567)
Repurchases of common stock—including commissions	(250,032)	—
Proceeds from exercise of stock options	7,223	29,209
Tax withholdings related to issuance of stock-based awards	(6,234)	(7,863)
Payments under promissory notes related to share repurchases	(892)	—
Net cash used in financing activities	(66,023)	(6,350)
Effects of foreign currency exchange rate translation	(75)	(124)
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	5,752	(370)
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	5,803	17,907
Beginning of period—restricted cash equivalents (construction related deposits)	—	7,407
Beginning of period—cash and cash equivalents and restricted cash equivalents	$5,803	$25,314

End of period—cash and cash equivalents	11,555	22,199
End of period—restricted cash equivalents (construction related deposits)	—	2,745
End of period—cash and cash equivalents and restricted cash equivalents	$11,555	$24,944
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$10,875	$7,713
Landlord asset additions in accounts payable and accrued expenses at period-end	21,055	17,183
Landlord asset additions from unpaid construction related deposits	195	517
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	—	31,131
Issuance of non-current notes payable related to share repurchases from former employees	—	243

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

As of August 3, 2019, the Company operated a total of 70 RH Galleries and 40 RH outlet stores in 32 states, the District of Columbia and Canada, as well as 15 Waterworks showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, and revisions due to the adoption of the new lease accounting standard described in Note 2—Recently Issued Accounting Standards, necessary to fairly state the Company’s financial position as of August 3, 2019, and the results of operations for the three and six months ended August 3, 2019 and August 4, 2018. The Company’s current fiscal year, which consists of 52 weeks, ends on February 1, 2020 (“fiscal 2019”).

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (the “2018 Form 10-K”). Certain prior year amounts have been adjusted to conform to the current period presentation due to the adoption of the new lease accounting standard. Refer to Note 2—Recently Issued Accounting Standards.

The results of operations for the three and six months ended August 3, 2019 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Revisions

As previously disclosed in our Annual Report on Form 10-K as of and for the year ended February 2, 2019, during the third quarter of fiscal 2018, management determined that the Company had incorrectly reported the impact during the fiscal year ended February 3, 2018 of retiring its common stock in accordance with Accounting Standards Codification (“ASC”) 505—Equity, which resulted in the Company revising its previously issued financial statements as of and for the year ended February 3, 2018. The common stock being retired was related to shares repurchased under the Company’s equity plans. This error resulted in an overstatement of additional paid-in capital of $19.5 million, from $944.6 million as reported to $925.1 million as revised, and an overstatement of treasury stock of $19.5 million, from $1,020.1 million as reported to $1,000.6 million as revised, on the condensed consolidated balance sheet as of August 4, 2018. There was no impact on the condensed consolidated statements of income or condensed cash flows related to this misstatement. Although this error was not considered to be material to any of the previously issued financial statements, the Company has revised the accompanying unaudited interim financial statements to reflect the correction of this error.

During the adoption process of the new lease accounting standard (refer to Note 2—Recently Issued Accounting Standards), the Company identified a lease agreement that was incorrectly accounted for as an impaired lease under ASC 420—Exit or Disposal Cost Obligations in fiscal 2017 and the first quarter of fiscal 2018. This error resulted in an overstatement of net income of $1.4 million and $0.9 million for the year ended February 3, 2018 and the six months ended August 4, 2018, respectively. This error also resulted in an overstatement of retained earnings as of February 3, 2018 of $1.4 million, from $152.4 million as reported to $151.0 million as revised, and as of August 4, 2018 of $2.3 million, from $223.5 million as reported to $221.2 million as revised, prior to the impact of the modified retrospective application of the new lease accounting standard as further discussed in Note 2. In addition, as of February 2, 2019, this error resulted in an understatement of other non-current obligations of $3.3 million, an overstatement of other current liabilities of $1.0 million and understatement of accumulated deficit of $2.3 million, from $376.8 million as reported to $379.1 million as revised. Although these errors are not considered to be material to any of the previously issued financial statements, the Company has revised the accompanying unaudited interim financial statements to reflect the correction of these errors.

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

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Leases

In February 2016, the FASB issued Accounting Standards Update 2016-02—Leases, which requires a lessee to distinguish all leases as operating leases or finance leases and recognize all leases on the balance sheet as a right-of-use asset with a corresponding lease liability representing the present value of lease payments. The standard also requires a lessee to recognize a single lease cost for operating leases, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The lease cost for finance leases includes both principal and interest components, and is higher than the corresponding cash payment at the beginning of the lease term and declines over the lease term as the liability is reduced. In July 2018, the FASB issued Accounting Standards Update 2018-10—Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018-11—Leases (Topic 842)—Targeted Improvements, which (i) narrows amendments to clarify how to apply certain aspects of the new lease standard, (ii) provides entities with an additional transition method to adopt the new standard, and (iii) provides lessors with a practical expedient for separating components of a contract. Accounting Standards Update 2016-02, Accounting Standards Update 2018-10 and Accounting Standards Update 2018-11 are collectively referred to as the “ASUs.”

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

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	August 3,	February 2,
	2019	2019
Insurance recovery receivable (1)	$50,171	$50,000
Capitalized catalog costs	12,378	16,178
Vendor deposits	11,407	11,836
Right of return asset for merchandise	6,645	5,883
Federal and state tax receivable	1,036	4,862
Prepaid expense and other current assets	17,660	15,439
Total prepaid expense and other current assets	$99,297	$104,198
(1)	Refer to Note 15—Commitments and Contingencies.

Other non-current assets consist of the following (in thousands):

	August 3,	February 2,
	2019	2019
Landlord assets under construction	$94,710	$63,159
Promissory note receivable, including interest	5,229	5,104
Deferred financing fees	3,722	3,415
Other deposits	5,559	5,068
Other non-current assets	3,033	2,840
Total other non-current assets	$112,253	$79,586

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND DOMAIN NAMES

The following sets forth the goodwill, tradenames, trademarks and domain names activity for the RH Segment and Waterworks for the six months ended August 3, 2019 (in thousands):

		Foreign
	February 2,	Currency	August 3,
	2019	Translation	2019
RH Segment
Goodwill	$124,379	$(9)	$124,370
Tradenames, trademarks and domain names	48,563	—	48,563

Waterworks (1)
Tradename (2)	37,459	—	37,459
(1)	Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of February 2, 2019, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	August 3,	February 2,
	2019	2019
Accounts payable	$145,583	$183,039
Accrued compensation	47,979	64,192
Accrued freight and duty	24,115	20,787
Accrued sales taxes	18,743	18,354
Accrued catalog costs	14,490	10,276
Accrued occupancy	11,528	10,839
Accrued professional fees	3,442	2,050
Other accrued expenses	23,833	10,960
Total accounts payable and accrued expenses	$289,713	$320,497

Other current liabilities consist of the following (in thousands):

	August 3,	February 2,
	2019	2019
Provision for legal settlement (1)	$50,171	$50,000
Allowance for sales returns	22,380	19,821
Current portion of debt	21,514	892
Unredeemed gift card and merchandise credit liability	17,177	17,192
Finance lease liabilities	8,127	9,184
Product recall reserve	4,647	7,767
Federal tax payable	2,413	719
Other current liabilities	5,454	3,881
Total other current liabilities	$131,883	$109,456
(1)	Refer to Note 15—Commitments and Contingencies.

Contract Liabilities

The Company defers revenue associated with merchandise delivered via the home-delivery channel. The Company expects that substantially all of the deferred revenue, customer deposits and deferred membership fees as of August 3, 2019 will be recognized within the next six months as the performance obligations are satisfied.

In addition, the Company defers revenue when cash payments are received in advance of performance for unsatisfied obligations related to its gift cards and merchandise credits. During the three months ended August 3, 2019 and August 4, 2018, the Company recognized $4.6 million and $4.8 million, respectively, of revenue related to previous deferrals related to its gift cards and merchandise credits. During the six months ended August 3, 2019 and August 4, 2018, the Company recognized $9.3 million and $9.7 million, respectively, of revenue related to previous deferrals related to its gift cards and merchandise credits. During both the three months ended August 3, 2019 and August 4, 2018, the Company recorded gift card breakage of $0.4 million. During both the six months ended August 3, 2019 and August 4, 2018, the Company recorded gift card breakage of $0.8 million. The Company expects that approximately 70% of the remaining gift card and merchandise credit liabilities as of August 3, 2019 will be recognized within the next twelve months as the gift cards are redeemed by customers.

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	August 3,	February 2,
	2019	2019
Notes payable for share repurchases	$18,741	$18,741
Unrecognized tax benefits	3,222	2,992
Rollover units and profit interests (1)	2,850	2,637
Deferred contract incentive (2)	1,786	2,976
Other non-current obligations	3,549	5,166
Total other non-current obligations	$30,148	$32,512
(1)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 14—Stock-Based Compensation.
(2)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement, which is amortized over the term of the agreement.

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

Lease Disclosures

Lease costs—net consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Operating lease cost (1)(2)	$23,259	$22,743	$42,376	$44,089

Finance lease costs
Amortization of leased assets (1)	9,235	6,441	18,087	12,340
Interest on lease liabilities (3)	5,672	3,319	11,186	6,411

Sublease income (4)	(1,507)	(2,261)	(4,789)	(3,271)
Total lease costs—net	$36,659	$30,242	$66,860	$59,569
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on the Company’s policy. Refer to Note 3—Significant Accounting Policies in the 2018 Form 10-K.
(2)	Includes short-term leases and variable lease costs.
(3)	Included in interest expense—net on the condensed consolidated statements of income.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		August 3,	February 2,
		2019	2019
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$421,001	$440,504
Finance leases (1)(2)	Property and equipment—net	650,699	646,875
Total lease right-of-use assets		1,071,700	1,087,379

Liabilities
Current
Operating leases	Operating lease liabilities	$57,162	$66,249
Finance leases	Other current liabilities	8,127	9,184
Total lease liabilities—current		65,289	75,433

Non-current
Operating leases	Non-current operating lease liabilities	$415,803	$437,557
Finance leases	Non-current finance lease liabilities	433,591	421,245
Total lease liabilities—non-current		849,394	858,802
Total lease liabilities		$914,683	$934,235
(1)	Finance lease right-of-use assets include capitalized amounts related to the Company’s construction activities to design and build leased assets, as well as rent payments made to landlords for which the respective Galleries are not yet opened.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $73.3 million and $55.5 million as of August 3, 2019 and February 2, 2019, respectively.

The maturities of lease liabilities are as follows as of August 3, 2019 (in thousands):

Fiscal year	Operating Leases	Finance Leases	Total
Remainder of fiscal 2019	$33,456	$14,014	$47,470
2020	78,990	33,456	112,446
2021	65,068	33,908	98,976
2022	57,226	34,385	91,611
2023	53,867	35,153	89,020
2024	49,901	35,689	85,590
Thereafter	228,093	548,302	776,395
Total lease payments (1)	566,601	734,907	1,301,508
Less—imputed interest (2)	(93,636)	(293,189)	(386,825)
Present value of lease liabilities (3)	$472,965	$441,718	$914,683
(1)	Total lease payments exclude $369.1 million of legally binding payments for leases signed but not yet commenced as of August 3, 2019.
(2)	Calculated using the incremental borrowing rate for each lease at lease commencement.
(3)	Excludes future commitments under short-term lease agreements of $1.4 million as of August 3, 2019.

Supplemental information related to leases consists of the following:

	Six Months Ended
	August 3,	August 4,
	2019	2018
Weighted-average remaining lease term (years)
Operating leases	8.9	9.6
Finance leases	18.9	18.4

Weighted-average discount rate
Operating leases	3.81%	3.74%
Finance leases	5.26%	4.95%

Other information related to leases consists of the following (in thousands):

	Six Months Ended
	August 3,	August 4,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(53,670)	$(54,287)
Operating cash flows from finance leases	(11,186)	(6,411)
Financing cash flows from finance leases	(4,399)	(3,567)
Total cash outflows from leases	$(69,255)	$(64,265)

Lease right-of-use assets obtained in exchange for lease obligations (non-cash)
Finance leases	$17,997	$27,874
Operating leases	13,839	15,024

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

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 3, 2019, none of these conditions have occurred and, as a result, the 2023 Notes were not convertible as of August 3, 2019. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2023 Notes were comprised of discounts upon original issuance of $1.7 million and third party offering costs of $4.6 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During the three months ended August 3, 2019 and August 4, 2018, the Company recorded $0.3 million and $0.1 million, respectively, related to the amortization of debt issuance costs. During the six months ended August 3, 2019 and August 4, 2018, the Company recorded $0.5 million and $0.1 million related to the amortization of debt issuance costs, respectively.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	August 3,	February 2,
	2019	2019
Liability component
Principal	$335,000	$335,000
Less: Debt discount	(73,152)	(81,311)
Net carrying amount	$261,848	$253,689
Equity component (1)	$90,990	$90,990
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.1 million and $1.8 million for the amortization of the debt discount related to the 2023 Notes during the three months ended August 3, 2019 and August 4, 2018, respectively. The Company recorded interest expense of $8.2 million and $1.8 million for the amortization of the debt discount related to the 2023 Notes during the six months ended August 3, 2019 and August 4, 2018, respectively.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 3, 2019, none of these conditions have occurred and, as a result, the 2020 Notes were not convertible as of August 3, 2019. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During both the three months ended August 3, 2019 and August 4, 2018, the Company recorded $0.3 million related to the amortization of debt issuance costs. During the six months ended August 3, 2019 and August 4, 2018, the Company recorded $0.6 million and $0.5 million related to the amortization of debt issuance costs, respectively.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	August 3,	February 2,
	2019	2019
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(18,132)	(27,081)
Net carrying amount	$281,868	$272,919
Equity component (1)	$84,003	$84,003
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.5 million and $4.2 million for the amortization of the debt discount related to the 2020 Notes during the three months ended August 3, 2019 and August 4, 2018, respectively. The Company recorded interest expense of $8.9 million and $8.4 million for the amortization of the debt discount related to the 2020 Notes during the six months ended August 3, 2019 and August 4, 2018, respectively.

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

0.00% Convertible Senior Notes due 2019

In June 2014, the Company issued $350 million principal amount of 0.00% convertible senior notes due 2019 (the “2019 Notes”) in a private offering. The 2019 Notes were governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2019 Notes did not bear interest, except that the 2019 Notes were subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the 2019 Notes. The 2019 Notes were unsecured obligations and did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events were also considered “events of default” under the 2019 Notes, which could result in the acceleration of the maturity of the 2019 Notes, as described in the indenture governing the 2019 Notes. The 2019 Notes matured on June 15, 2019.

The initial conversion rate applicable to the 2019 Notes was 8.6143 shares of common stock per $1,000 principal amount of 2019 Notes, which was equivalent to an initial conversion price of approximately $116.09 per share. The conversion rate was subject to adjustment upon the occurrence of certain specified events, but was not adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change,” the Company would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elected to convert its 2019 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2019, the 2019 Notes were convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could have converted all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2019 Notes, the Company separated the 2019 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2019 Notes and the fair value of the liability component of the 2019 Notes. The debt discount was amortized to interest expense using an effective interest rate of 4.51% over the expected life of the 2019 Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2019 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were amortized to interest expense using the effective interest method over the expected life of the 2019 Notes, and debt issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity (deficit).

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component were recorded as a contra-liability and were presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. During the three months ended August 3, 2019 and August 4, 2018, the Company recorded $0.2 million and $0.3 million, respectively, related to the amortization of debt issuance costs. During the six months ended August 3, 2019 and August 4, 2018, the Company recorded $0.4 million and $0.5 million, respectively, related to the amortization of debt issuance costs.

In June 2019, upon the maturity of the 2019 Notes, $350.0 million in aggregate principal amount of the 2019 Notes were settled for $349.0 million in cash and 42 shares of common stock. As a result, the Company recognized a gain on extinguishment of debt of $1.0 million.

As of August 3, 2019, the 2019 Notes are no longer outstanding. As of February 2, 2019, the carrying value of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, was as follows (in thousands):

February 2,
2019
Liability component
Principal	$350,000
Less: Debt discount	(5,854)
Net carrying amount	$344,146
Equity component (1)	$70,482
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $2.0 million and $3.8 million for the amortization of the debt discount related to the 2019 Notes during the three months ended August 3, 2019 and August 4, 2018, respectively. The Company recorded interest expense of $5.9 million and $7.5 million for the amortization of the debt discount related to the 2019 Notes during the six months ended August 3, 2019 and August 4, 2018, respectively.

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 3.0 million shares of its common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. The convertible note hedge terminated upon the maturity date of the 2019 Notes. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of the Company’s common stock at a price of $171.98 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 6.0 million shares of common stock (which cap may also be subject to adjustment). The warrants will expire through December 2019. The Company received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions met certain accounting criteria, the convertible note hedges were, and warrants are, recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax assets were included in deferred tax assets on the condensed consolidated balance sheets. There is no deferred tax asset or liability remaining as of August 3, 2019 due to the maturity of the 2019 Notes.

NOTE 9—CREDIT FACILITIES

The outstanding balances under the Company’s credit facilities were as follows (in thousands):

	August 3,			February 2,
	2019			2019
	Outstanding	Unamortized Debt	Net Carrying	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount	Amount	Issuance Costs	Amount
Asset based credit facility	$145,000	$—	$145,000	$57,500	$—	$57,500
FILO term loan	120,000	(914)	119,086	—	—	—
Second lien term loan	200,000	(2,738)	197,262	—	—	—
Equipment promissory notes (1)	64,007	(380)	63,627	—	—	—
Total credit facilities	$529,007	$(4,032)	$524,975	$57,500	$—	$57,500
(1)	Represents total equipment security notes secured by certain of the Company’s property and equipment, of which $21.5 million outstanding was included in other current liabilities and $42.5 million outstanding was included in other non-current obligations on the condensed consolidated balance sheets.

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

As of August 3, 2019, the Company had $145.0 million in outstanding borrowings under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of August 3, 2019 was $254.6 million, net of $12.8 million in outstanding letters of credit.

The Credit Agreement contains various restrictive and affirmative covenants, including, among others, required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of August 3, 2019, Restoration Hardware, Inc. was in compliance with all applicable covenants of the Credit Agreement.

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

The Second Lien Credit Agreement contains a financial ratio covenant not found in the Credit Agreement based upon a net senior secured leverage ratio of consolidated secured debt to consolidated EBITDA, as defined in The Credit Agreement, as follows:

●	The net senior secured leverage ratio test is based on the ratio of (i) the sum of (a) all obligations outstanding under the Second Lien Term Loan and the Credit Agreement plus (b) all other secured indebtedness of RH and certain of its subsidiaries that is (x) senior or pari passu to the lien on the Second Lien Term Loan collateral or (y) secured by property that does not constitute Second Lien Term Loan collateral under the Second Lien Term Loan, less (c) all unrestricted cash and cash equivalents of RH and certain of its subsidiaries subject to a blocked account control agreement, to (ii) consolidated EBITDA of RH and certain of its subsidiaries (the “Net Senior Secured Leverage Ratio”).
●	The Net Senior Secured Leverage Ratio may not exceed 3.50 to 1.00 as of the last day of any fiscal quarter. The Second Lien Credit Agreement also contains a consolidated fixed charge coverage ratio generally based on the same formulation set forth in the Credit Agreement such that the borrower may not make certain “restricted payments” in the event that the ratio of (i) consolidated EBITDA minus certain costs to the amount of (ii) debt service costs plus certain other costs is not less than 1.00 to 1.00 and the level of unused availability under the Credit Agreement meets certain levels.

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

As of August 3, 2019, the Company had $200.0 million in outstanding borrowings and no availability under the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains various restrictive and affirmative covenants generally in line with the covenants and restrictions contained in the Credit Agreement, including required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of a similar type and size. As of August 3, 2019, Restoration Hardware, Inc. was in compliance with all applicable covenants of the Second Lien Credit Agreement.

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

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and the Company agreed that BAL would finance certain equipment of the Company from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of August 3, 2019, the Company had $64.0 million in aggregate amounts outstanding under the equipment security notes. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. The Company is required to make monthly installment payments under the equipment security notes.

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

The Company’s financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

●	Level 1—Quoted prices are available in active markets for identical investments as of the reporting date.
●	Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.
●	Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs used in the determination of fair value require significant management judgment or estimation.

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

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value and carrying value of the 2019 Notes, 2020 Notes and 2023 Notes were as follows (in thousands):

	August 3,		February 2,
	2019		2019
	Fair	Carrying	Fair	Carrying
	Value	Value (1)	Value	Value (1)
Convertible senior notes due 2019 (2)	$—	$—	$334,756	$344,146
Convertible senior notes due 2020	282,338	281,868	260,258	272,919
Convertible senior notes due 2023	263,595	261,848	230,684	253,689
(1)	Carrying value represents the principal amount less the equity component of the 2019 Notes, 2020 Notes and 2023 Notes classified in stockholders’ equity (deficit), and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.
(2)	The 2019 Notes matured on June 15, 2019.

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

Fair Value Measurements—Non-Recurring

The fair value of the Waterworks reporting unit as of February 2, 2019 was determined based on unobservable (Level 3) inputs and valuation techniques, as discussed in “Impairment” within Note 3—Significant Accounting Policies in the 2018 Form 10-K. The fair value of the asset held for sale as of August 3, 2019 and February 2, 2019 was determined based on an appraisal prepared using unobservable (Level 3) inputs and valuation techniques.

NOTE 11—INCOME TAXES

The Company recorded income tax expense of $16.7 million and $2.5 million in the three months ended August 3, 2019 and August 4, 2018, respectively. The Company recorded income tax expense of $28.5 million and $10.1 million in the six months ended August 3, 2019 and August 4, 2018, respectively. The effective tax rate was 20.7% and 3.9% for the three months ended August 3, 2019 and August 4, 2018, respectively. The effective tax rate was 22.2% and 10.3% for the six months ended August 3, 2019 and August 4, 2018, respectively. The increase in the effective tax rate is primarily due to lower discrete tax benefits related to net excess tax windfalls from stock-based compensation in both the three and six months ended August 3, 2019 as compared to the three and six months ended August 4, 2018.

As of August 3, 2019, the Company had $8.6 million of unrecognized tax benefits, of which $7.4 million would reduce income tax expense and the effective tax rate, if recognized. As of February 2, 2019, the Company had $8.5 million of unrecognized tax benefits, of which $7.3 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of August 3, 2019, the Company had $0.4 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 12—NET INCOME PER SHARE

The weighted-average shares used for net income per share are as follows:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Weighted-average shares—basic	18,465,876	21,925,702	19,221,367	21,735,364
Effect of dilutive stock-based awards	3,858,236	5,158,591	4,165,391	4,421,897
Effect of dilutive convertible senior notes (1)	—	412,268	242,292	206,134
Weighted-average shares—diluted	22,324,112	27,496,561	23,629,050	26,363,395
(1)	The 2019 Notes, 2020 Notes and 2023 Notes have an impact on the Company’s dilutive share count beginning at stock prices of $116.09 per share, $118.13 per share and $193.65 per share, respectively. The 2019 Notes matured on June 15, 2019 and did not have an impact of the Company’s dilutive share count post-maturity.

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Options	717,627	209,441	590,567	347,978
Restricted stock units	—	—	—	5,250
Total anti-dilutive stock-based awards	717,627	209,441	590,567	353,228

NOTE 13—SHARE REPURCHASES

Share Repurchase Program

On October 10, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $700.0 million, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700.0 million authorization amount was replenished by the Board of Directors on March 25, 2019. The Company repurchased approximately 2.2 million shares of its common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million, during the first quarter of fiscal 2019 under this share repurchase program. The Company did not make any repurchases under this program during the three months ended August 3, 2019. As of August 3, 2019, there was $450.0 million remaining for future share repurchases under this program.

Share Repurchases Under Equity Plans

As of August 3, 2019 and February 2, 2019, the aggregate unpaid principal amount of the notes payable for share repurchases was $18.7 million and $19.6 million, respectively, of which, as of August 3, 2019, $18.7 million were included in other non-current obligations on the condensed consolidated balance sheets and, as of February 2, 2019, $0.9 million were included in other current liabilities and $18.7 million were included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended August 3, 2019 and August 4, 2018, the Company recorded interest expense on the outstanding notes of $0.3 million. During both the six months ended August 3, 2019 and August 4, 2018, the Company recorded interest expense on the outstanding notes of $0.5 million.

Of the $18.7 million and $19.6 million notes payable for share repurchases outstanding as of August 3, 2019 and February 2, 2019, respectively, $15.5 million was due to a current board member of the Company.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of income. The Company recorded stock-based compensation expense of $5.3 million and $6.1 million during the three months ended August 3, 2019 and August 4, 2018, respectively. The Company recorded stock-based compensation expense of $11.0 million and $14.1 million during the six months ended August 3, 2019 and August 4, 2018, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of August 3, 2019, 7,611,816 options were outstanding with a weighted-average exercise price of $56.68 per share and 6,178,614 options were vested with a weighted-average exercise price of $52.15 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of August 3, 2019 was $610.8 million, $587.6 million, and $521.8 million, respectively. Stock options exercisable as of August 3, 2019 had a weighted-average remaining contractual life of 4.67 years. As of August 3, 2019, the total unrecognized compensation expense related to unvested options was $38.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.53 years.

As of August 3, 2019, the Company had 232,774 restricted stock units outstanding with a weighted-average grant date fair value of $49.53 per share. During the three months ended August 3, 2019, 139,754 restricted stock units vested with a weighted-average grant date and vest date fair value of $60.99 per share. During the six months ended August 3, 2019, 164,889 restricted stock units vested with a weighted-average grant date and vest date fair value of $59.84 per share. As of August 3, 2019, there was $7.8 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 2.00 years.

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Appreciation Rights is determined based on an OPM. The Company did not record any expense related to the Appreciation Rights during both the three and six months ended August 3, 2019 and August 4, 2018. As of both August 3, 2019 and February 2, 2019, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. For both the three months ended August 3, 2019 and August 4, 2018, the Company recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. For both the six months ended August 3, 2019 and August 4, 2018, the Company recorded $0.2 million related to the Profit Interests. As of August 3, 2019 and February 2, 2019, the liability associated with the Profit Interests was $1.4 million and $1.1 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of August 3, 2019.

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

Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. An amended consolidated complaint was filed in June 2017 asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint asserts claims purportedly on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to statements regarding the roll out of the RH Modern product line and the Company’s inventory levels. The complaint seeks class certification, monetary damages, and other appropriate relief, including an award of costs and attorneys’ fees. On March 21, 2019, the Company and the individual defendants in the case entered into a binding memorandum of understanding to settle the case. The settlement amount is $50 million, which amount is to our understanding covered in full by the Company's insurance policies. On May 6, 2019, the plaintiffs filed a motion for preliminary approval of the proposed settlement together with a settlement agreement executed by both parties. The settlement agreement is subject to customary conditions including court approval following notice to the Company's shareholders, and a hearing at which time the court will consider the fairness, reasonableness and adequacy of the settlement. On June 21, 2019, the court issued an order preliminarily approving the settlement. A hearing on the settlement is scheduled for October 22, 2019. If a settlement is finally approved by the court, it will resolve all of the claims that were or could have been brought in the action. As a result of signing the settlement agreement and the potential liability becoming probable and estimable, the Company has recorded a provision for legal settlement and unpaid legal fees for $50.2 million within other current liabilities on the condensed consolidated balance sheets as of August 3, 2019. Additionally, the Company has recorded a litigation insurance recovery receivable of $50.2 million as of August 3, 2019 within prepaid expense and other current assets on the condensed consolidated balance sheets, which represents the estimated insurance claims proceeds from the Company’s insurance carriers.

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

NOTE 16—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. As of August 3, 2019, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

The Company’s two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management team and customer base, the Company has determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

The Company uses operating income to evaluate segment profitability. Operating income is defined as net income before interest expense—net, (gain) loss on extinguishment of debt and income tax expense.

Segment Information

The following tables presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Three Months Ended
	August 3,			August 4,
	2019			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$672,328	$34,186	$706,514	$607,604	$33,194	$640,798
Gross profit	280,469	14,489	294,958	255,505	12,839	268,344
Depreciation and amortization	24,170	1,151	25,321	20,236	1,118	21,354

	Six Months Ended
	August 3,			August 4,
	2019			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$1,236,034	$68,901	$1,304,935	$1,133,611	$64,593	$1,198,204
Gross profit	498,412	29,360	527,772	451,211	26,466	477,677
Depreciation and amortization	50,174	2,336	52,510	39,709	2,230	41,939

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	August 3,			February 2,
	2019			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,370	$—	$124,370	$124,379	$—	$124,379
Tradenames, trademarks and domain names (2)	48,563	37,459	86,022	48,563	37,459	86,022
Total assets	2,240,904	146,904	2,387,808	2,273,951	149,067	2,423,018
(1)	The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of February 2, 2019, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) asset impairments and change in useful lives, (ii) product recall accruals and adjustments, (iii) legal settlements, net of legal expenses, (iv) severance costs associated with reorganizations, including the closures of distribution centers and the Dallas customer call center as part of the Company’s supply chain reorganization, (v) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks and (vi) reversal of an estimated loss on disposal of asset. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table presents segment operating income and income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Operating income:
RH Segment	$104,093	$75,804	$173,493	$124,852
Waterworks	920	(338)	2,014	(228)
Asset impairments and change in useful lives	(2,545)	—	(6,021)	—
Recall accrual	320	1,064	1,935	1,318
Legal settlements	1,193	7,204	1,193	5,289
Reorganization related costs	—	(1,721)	—	(1,721)
Impact of inventory step-up	—	(190)	—	(380)
Reversal of loss on asset disposal	—	—	—	840
Income from operations	103,981	81,823	172,614	129,970
Interest expense—net	24,513	15,467	45,631	30,565
(Gain) loss on extinguishment of debt	(954)	917	(954)	917
Income before income taxes	$80,422	$65,439	$127,937	$98,488

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Furniture	$485,639	$430,196	$882,337	$782,842
Non-furniture	220,875	210,602	422,598	415,362
Total net revenues	$706,514	$640,798	$1,304,935	$1,198,204

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of August 3, 2019, the Company operates 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of the Company’s revenues in the three and six months ended August 3, 2019 or August 4, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and the results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2018 Form 10-K.

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections and may relate to our financial condition, results of operations, normalized tax rate, free cash flow, growth, plans, capital expenditures, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “short-term,” “non-recurring,” “one-time,” “unusual,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions we have made in light of our experience in the industry and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are reasonable. However, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results including matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2019 (the “First Quarter Form 10-Q”), in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (“2018 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our First Quarter Form 10-Q and in our 2018 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

As of August 3, 2019, we operated the following number of retail Galleries, outlets and showrooms:

RH
Design Galleries	20
Legacy Galleries	43
Modern Galleries	2
Baby & Child Galleries	5
Total RH Galleries	70
Outlets	40

Waterworks Showrooms	15

As of August 3, 2019, six of our RH Design Galleries include an integrated RH Hospitality experience and we plan to incorporate hospitality, including cafés, wine vaults and barista bars in many of the new Galleries that we open in the future.

Key Value Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies:

●	Transform Our Real Estate Platform. We believe we have an opportunity to significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries that are sized to the potential of each market and the size of our assortment.

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

Like our evolving multi-tier market approach, we have developed a multi-tier real estate strategy that is designed to significantly increase our unit level profitability and return on invested capital. Our three primary deal constructs are outlined below:

●	First, due to the productivity and proof of concept of our recent new Galleries, and the addition of a powerful, traffic-generating hospitality experience, we are able to negotiate “capital light” leasing deals, where as much as 65% to 100% of the capital requirement would be funded by the landlord, versus 35% to 50% previously.
●	Second, in several of our current projects, we are migrating from a leasing to a development model. We currently have two Galleries, Yountville and Edina, using this new model, and have additional projects in the pipeline. In the case of Yountville and Edina, we expect to complete a sale-leaseback that should allow us to recoup all or a large portion of our capital. In some cases we believe we may be able to pre-sell the property and structure the transaction where the capital to build the project is advanced by the buyer during construction, which could require zero upfront capital from us.
●	Third, we are working on joint venture projects, where we share the upside of a development with the developer/landlord. An example of this new model would be our future Gallery and Guesthouse in Aspen, where we are contributing the value of our lease to the development in exchange for a profits interest in the project. The developer will deliver to RH a substantially turnkey Gallery and Guesthouse, while we continue to retain a 20% and 25% profits interest in the properties, respectively. We would expect to monetize the profits interest at the time of sale of the properties during the first five years. The net result should be a minimal capital investment to operationalize the business, with the expectation for a net positive capital benefit at time of monetization of the profits interest.

We anticipate that all of the above deal structures should lead to lower capital requirements, higher unit profitability, and significantly higher return on invested capital versus our prior Gallery development strategies.

●	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
●	transforming our real estate platform;
●	growing our merchandise assortment and introducing new products and categories;
●	expanding our service offerings, including design services and cafes, wine vaults and coffee bars at our Design Galleries;
●	exploring and testing new business opportunities complementary to our core business; and
●	increasing our brand awareness and customer loyalty through our Source Book circulation strategy, membership program, our digital marketing initiatives, advertising, and public relations activities and events.

During fiscal 2017 and fiscal 2018 we deferred the introduction of major new product category expansions other than the ongoing development of RH Hospitality in conjunction with new Design Galleries. In fiscal 2019, we have resumed introducing expansions in our merchandise assortment including a number of new merchandise collections in both RH Interiors and RH Modern, as well as the launch of RH Beach House in the Spring and RH Ski House in the Fall.

We also plan to increase our investment in RH Interior Design in fiscal 2019 with a goal of building the leading interior design firm in North America. We believe there is a significant revenue opportunity by offering world class design and installation services as we move the brand beyond creating and selling products, to conceptualizing and selling spaces.

●	Architect New Operating Platform. We have spent the last three years architecting a new operating platform, inclusive of transitioning from a promotional to membership model, our distribution center network redesign, the redesign of our reverse logistics and outlet business, and the reconceptualization of our home delivery and customer experience, which enables us to drive lower costs and inventory levels, and higher earnings and inventory turns. Looking forward, we expect this multi-year effort to result in a dramatically improved customer experience, continued margin enhancement and significant cost savings over the next several years.
●	Grow Our Integrated Hospitality Experience. In 2015 we began to introduce an integrated hospitality experience, including cafés, wine vaults and barista bars, into a number of our new Gallery locations. The success of our initial hospitality offering in Chicago led us to broaden this initiative by adding hospitality to a number of our other new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries.
●	Pursue International Expansion. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal. As such, we believe there is tremendous opportunity for the RH brand to expand globally and are currently exploring opportunities for Design Galleries in several locations outside the United States, including the United Kingdom and Europe.

Business Initiatives

We are undertaking a large number of new business initiatives in support of our key value driving strategies. In particular, beginning in fiscal 2016 and continuing through fiscal 2019, we have pursued a range of strategic efforts to improve our business and operations including the following:

●	Introduction of Membership Model. In March 2016, we introduced the RH Members Program, an exclusive membership model that reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across all RH brands in addition to other benefits including complimentary interior design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card, among others. We believe that transitioning our business from a promotional to membership model has enhanced our brand, simplified and streamlined our business as well as allowed us to develop deeper connections with our customers.
●	We believe that the shift to a membership model has positively affected the financial results of our business. Specifically, we believe some of the benefits include:

Improved customer experience. Our interior design professionals can now work with customers based on their timeline and project deadlines, as opposed to our prior promotional calendar. We believe this will lead to larger overall sales transactions for individual customer design projects.

Lower cancellations and returns. As a result of the elimination of time-limited promotional events and the associated pressure of placing an order before a promotion expires, we believe the shift to a membership model has also resulted in lower rates of cancelled orders and returns.

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

●	Distribution Center Network Redesign. As a result of our work to redesign our distribution network and optimize inventory, in fiscal 2017 we were able to forego building a fifth furniture distribution center planned to open and consolidate our current furniture distribution center network from four primary locations to two primary locations (Northern California and Baltimore, Maryland area). In fiscal 2017, we completed the closure of our furniture distribution centers in Los Angeles and Dallas, eliminating 1.75 million square feet of distribution center space, resulting in savings in excess of $20 million annually. In fiscal 2018, we completed the closure of a smaller furniture distribution center in Essex, Maryland, eliminating 500,000 square feet of distribution center space, resulting in savings in excess of $5 million annually. We believe managing our business in fewer facilities while decreasing our on-hand inventory will reduce fulfillment complexity, lower inventory transfer costs, increase inventory turns, improve working capital and should result in higher gross margins over time.
●	Reconceptualize Reverse Logistics Business. In fiscal 2017, we implemented initiatives to re-conceptualize our Outlet and reverse logistics business. Previously, returns of furniture would be transferred via our home delivery hubs back to a furniture distribution center, then eventually to one of our Outlet locations. Now, returns of furniture are transferred directly from our home delivery hubs to Outlets, which has reduced transportation and handling costs, and improved selling margins across our Outlet network. We believe this initiative yielded substantial savings and margin enhancement of approximately $20 million annually.
●	Luxury In-Home Furniture Delivery Experience. We believe there is an opportunity to improve the customer experience by enhancing our approach to services in connection with in-home delivery. We are in the process of implementing a number of measures that are designed to increase our level of control and improve services levels over the delivery experience to the customer’s residence. We believe that we are well positioned to develop improved solutions for in-home delivery to the customer in the luxury market. We have already adopted a number of service improvements that are yielding improvements in the customer experience and reductions in product return and exchange rates. We expect to continue to optimize our service offering to customers in connection with the in-home delivery experience and are confident that our efforts in this regard will continue to achieve substantial results.
●	Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, we are also working to enhance the brand experience in other aspects of our business. We are making changes in many aspects of our business processes that affect our

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

In fiscal 2017, fiscal 2018 and continuing into fiscal 2019, we have focused on the allocation of capital. We believe that our operations and current initiatives are providing a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing our balance sheet, as well as deploying capital to repay debt and repurchase shares of our common stock, which we believe creates a long-term benefit to our shareholders.

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience, simplify our distribution network and improve our organizational design including by streamlining and realigning our home office operations, as well as to expand our product offering and transform our real estate using a range of different models for specific real estate development projects. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. For example, our efforts to optimize our distribution network could cause us to incur costs and expenses in the short term with respect to changes in the way in which we operate our business. Delays in completion of our real estate development projects or costs overruns could also negatively affect our results of operation. Further, macroeconomic or political events outside of our control could impact our ability to pursue our initiatives or the success of such initiatives. For example, while we believe that the tariffs imposed to date have not had an adverse effect on our results of operations, including our revenues, margins and earnings, there can be no assurance that the existing tariffs and the additional tarriffs that will become effective, as well as other future tariffs that may be imposed, will not adversely affect our results of operation in future time periods. In addition, in recent periods the stock market has experienced significant volatility as well as periods of significant decline, which may negatively affect the financial health and demand levels of high-end consumers, and we can provide no assurance as to whether such trends will occur in the future. The housing market is affected by a range of factors including home prices and interest rates and slowdowns in the housing market can have a negative impact on demand for our products. Factors that affect the higher end housing market in particular may have an outsized influence on our levels of consumer demand since our business is geared toward the higher end of the home furnishings market. The above factors and other current and future operational initiatives may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income and other financial and operating data.

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	(in thousands)
Condensed Consolidated Statements of Income:
Net revenues	$706,514	$640,798	$1,304,935	$1,198,204
Cost of goods sold	411,556	372,454	777,163	720,527
Gross profit	294,958	268,344	527,772	477,677
Selling, general and administrative expenses	190,977	186,521	355,158	347,707
Income from operations	103,981	81,823	172,614	129,970
Other expenses
Interest expense—net	24,513	15,467	45,631	30,565
(Gain) loss on extinguishment of debt	(954)	917	(954)	917
Total other expenses	23,559	16,384	44,677	31,482
Income before income taxes	80,422	65,439	127,937	98,488
Income tax expense	16,665	2,533	28,458	10,121
Net income	$63,757	$62,906	$99,479	$88,367
Other Financial and Operating Data:
Adjusted net income (1)	$71,430	$54,509	$119,671	$87,161
Adjusted EBITDA (2)	$133,716	$103,054	$234,101	$180,794

Capital expenditures	$17,367	$25,657	$25,283	$42,916
Landlord assets under construction—net of tenant allowances	23,013	8,997	27,555	27,645
Adjusted net capital expenditures (3)	$40,380	$34,654	$52,838	$70,561

(1)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	(in thousands)
Net income	$63,757	$62,906	$99,479	$88,367
Adjustments pre-tax:
Amortization of debt discount (a)	9,918	9,000	21,607	16,272
Asset impairments and change in useful lives (b)	2,545	—	6,021	—
Recall accrual (c)	(320)	(1,064)	(1,935)	(1,318)
Legal settlements (d)	(1,193)	(7,204)	(1,193)	(5,289)
(Gain) loss on extinguishment of debt (e)	(954)	917	(954)	917
Reorganization related costs (f)	—	1,721	—	1,721
Impact of inventory step-up (g)	—	190	—	380
Reversal of loss on asset disposal (h)	—	—	—	(840)
Subtotal adjusted items	9,996	3,560	23,546	11,843
Impact of income tax items (i)	(2,323)	(11,957)	(3,354)	(13,049)
Adjusted net income	$71,430	$54,509	$119,671	$87,161
(a)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”) and for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”), we separated the 2019 Notes, 2020 Notes and 2023 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes and 2023 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes and 2023 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes and 2023 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.7 million and $0.8 million during the three months ended August 3, 2019 and August 4, 2018, respectively. Amounts are presented net of interest capitalized for capital projects of $1.4 million during both the six months ended August 3, 2019 and August 4, 2018. The 2019 Notes matured on June 15, 2019 and did not impact amortization of debt discount post-maturity.
(b)	Represents the acceleration of depreciation expense of $1.9 million and $4.9 million due to a change in the estimated useful lives of certain assets in the three and six months ended August 3, 2019, respectively. The six months ended August 3, 2019 includes a $0.5 million charge related to the termination of a service agreement associated with such assets. In addition, the three and six months ended August 3, 2019 include an asset impairment of $0.6 million.

(c)	Represents an adjustment to net revenues, increase in cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments and vendor claims. The recall adjustments had the following effect on our income before taxes:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	(in thousands)
Reduction of net revenues	$—	$1,853	$413	$1,853
Impact on cost of goods sold	(320)	(3,262)	(2,381)	(3,516)
Impact on gross profit	(320)	(1,409)	(1,968)	(1,663)
Incremental selling, general and administrative expenses	—	345	33	345
Impact on income before income taxes	$(320)	$(1,064)	$(1,935)	$(1,318)

(d)	Represents legal settlements, net of related legal expenses.
(e)	The three and six months ended August 3, 2019 includes a gain on extinguishment of debt upon the maturity and settlement of the 2019 Notes in June 2019. The three and six months ended August 4, 2018 includes a loss on extinguishment of debt related to the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in June 2018.
(f)	Represents costs associated with a supply chain reorganization, including the closure of the Dallas customer call center, which include severance costs and related taxes.
(g)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(h)	Represents the reversal of an estimated loss on disposal of asset due to negotiations of the sales price being finalized.
(i)	Assumes a normalized tax rate of 21% for the three and six months ended August 3, 2019 and August 4, 2018 in order to facilitate year over year comparison of operating results on a comparable basis with historical results at a consistent tax rate across time periods.
(2)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense and income tax expense. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation.

The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	(in thousands)
Net income	$63,757	$62,906	$99,479	$88,367
Depreciation and amortization	25,321	21,354	52,510	41,939
Interest expense—net	24,513	15,467	45,631	30,565
Income tax expense	16,665	2,533	28,458	10,121
EBITDA	130,256	102,260	226,078	170,992
Stock-based compensation (a)	5,298	6,234	10,993	14,231
Asset impairments and change in useful lives (b)	629	—	1,112	—
Recall accrual (b)	(320)	(1,064)	(1,935)	(1,318)
Legal settlements (b)	(1,193)	(7,204)	(1,193)	(5,289)
(Gain) loss on extinguishment of debt (b)	(954)	917	(954)	917
Reorganization related costs (b)	—	1,721	—	1,721
Impact of inventory step-up (b)	—	190	—	380
Reversal of loss on asset disposal (b)	—	—	—	(840)
Adjusted EBITDA	$133,716	$103,054	$234,101	$180,794
(a)	Represents non-cash compensation related to equity awards granted to employees.
(b)	Refer to the reconciliation of net income to adjusted net income table above and the related footnotes for additional information.

(3)	We define adjusted net capital expenditures as (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

The following tables present RH Gallery and Waterworks showroom metrics and exclude outlets:

	Six Months Ended
	August 3,		August 4,
	2019		2018
		Total Leased		Total Leased
		Selling Square		Selling Square
	Store Count	Footage (1)	Store Count	Footage (1)
		(in thousands)		(in thousands)
Beginning of period	86	1,089	83	981
Design Galleries:
Portland Design Gallery	—	—	1	26.0
Nashville Design Gallery	—	—	1	45.6
Modern Galleries:
Dallas RH Modern Gallery (relocation)	—	(4.5)	—	—
Dallas RH Modern Gallery	—	—	1	8.2
Baby & Child Galleries:
Dallas RH Baby & Child Gallery	(1)	(3.7)	1	3.7
Portland RH Baby & Child Gallery	—	—	1	4.7
Legacy Galleries:
Dallas legacy Gallery (relocation)	—	(2.6)	—	—
San Antonio legacy Gallery (relocation)	—	(3.8)	—	—
Portland legacy Gallery	—	—	(1)	(4.7)
Nashville legacy Gallery	—	—	(1)	(7.1)
Washington DC legacy Gallery	—	—	(1)	(5.6)
Waterworks Showrooms:
Waterworks Scottsdale Showroom (relocation)	—	—	—	1.1
End of period	85	1,074	85	1,053
(1)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage for the three and six months ended August 3, 2019 includes approximately 11,600 square feet related to two owned store locations. Leased selling square footage for the three and six months ended August 4, 2018 includes approximately 4,800 square feet related to one owned store location.

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	(in thousands)
Total leased square footage at end of period (1)	1,451	1,414	1,451	1,414
Weighted-average leased square footage (2)	1,451	1,392	1,456	1,362
Weighted-average leased selling square footage (2)	1,075	1,035	1,079	1,013
(1)	Total leased square footage as of August 3, 2019 includes approximately 16,100 square feet related to two owned store locations. Total leased square footage as of August 4, 2018 includes approximately 5,400 square feet related to one owned store location
(2)	Weighted-average leased square footage and leased selling square footage is calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

The following table sets forth our condensed consolidated statements of income as a percentage of total net revenues.

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Condensed Consolidated Statements of Income:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.3	58.1	59.6	60.1
Gross profit	41.7	41.9	40.4	39.9
Selling, general and administrative expenses	27.0	29.1	27.2	29.1
Income from operations	14.7	12.8	13.2	10.8
Other expenses
Interest expense—net	3.4	2.5	3.5	2.5
(Gain) loss on extinguishment of debt	(0.1)	0.1	(0.1)	0.1
Total other expenses	3.3	2.6	3.4	2.6
Income before income taxes	11.4	10.2	9.8	8.2
Income tax expense	2.4	0.4	2.2	0.8
Net income	9.0%	9.8%	7.6%	7.4%

Three Months Ended August 3, 2019 Compared to Three Months Ended August 4, 2018

	Three Months Ended
	August 3,			August 4,
	2019			2018
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$672,328	$34,186	$706,514	$607,604	$33,194	$640,798
Cost of goods sold	391,859	19,697	411,556	352,099	20,355	372,454
Gross profit	280,469	14,489	294,958	255,505	12,839	268,344
Selling, general and administrative expenses	177,408	13,569	190,977	173,154	13,367	186,521
Income (loss) from operations	$103,061	$920	$103,981	$82,351	$(528)	$81,823
(1)	Waterworks results include non-cash amortization of $0.2 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the three months ended August 4, 2018. No amortization was recorded during the three months ended August 3, 2019.

Net revenues

Consolidated net revenues increased $65.7 million, or 10.3%, to $706.5 million in the three months ended August 3, 2019 compared to $640.8 million in the three months ended August 4, 2018.

Consolidated net revenues for the three months ended August 4, 2018 were negatively impacted by $1.9 million related to the reduction of revenue associated with product recalls. Excluding the product recall adjustment, consolidated net revenues increased $63.9 million, or 9.9%, to $706.5 million in the three months ended August 3, 2019 compared to $642.7 million in the three months ended August 4, 2018. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

RH Segment net revenues

RH Segment net revenues increased $64.7 million, or 10.7%, to $672.3 million in the three months ended August 3, 2019 compared to $607.6 million in the three months ended August 4, 2018. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment core net revenues increased primarily due to existing Galleries, as well as an increase in retail weighted-average selling square footage related to new store openings, including New York, Nashville and Yountville, and we experienced better than expected delivered sales in the last few weeks of the quarter. Net revenues also increased from our RH Hospitality operations and Contract business.

RH Segment outlet sales increased $16.0 million to $53.9 million in the three months ended August 3, 2019 compared to $37.9 million in the three months ended August 4, 2018 primarily due to increased promotional activity as a result of our efforts to reduce inventory subsequent to the distribution center closures of as part of the distribution center network redesign, as well as an increase of four outlet locations year over year.

RH Segment net revenues for the three months ended August 4, 2018 were negatively impacted by $1.9 million related to the reduction of revenue associated with product recalls.

Waterworks net revenues

Waterworks net revenues increased $1.0 million, or 3.0%, to $34.2 million in the three months ended August 3, 2019 compared to $33.2 million in the three months ended August 4, 2018.

Gross profit

Consolidated gross profit increased $26.6 million, or 9.9%, to $295.0 million in the three months ended August 3, 2019 from $268.3 million in the three months ended August 4, 2018. As a percentage of net revenues, consolidated gross margin decreased 0.2% to 41.7% of net revenues in the three months ended August 3, 2019 from 41.9% of net revenues in the three months ended August 4, 2018.

RH Segment gross profit for the three months ended August 3, 2019 was negatively impacted by $1.9 million related to the acceleration of depreciation due to a change in the estimated useful lives of certain assets. RH Segment gross profit for the three months ended August 3, 2019 and August 4, 2018 was positively impacted by $0.3 million and $1.4 million, respectively, related to reserve adjustments associated with product recalls initiated in prior years, partially offset by the reduction of revenue and incremental costs associated with such product recalls.

Waterworks gross profit for the three months ended August 4, 2018 was negatively impacted by $0.2 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the acceleration of depreciation, the product recall adjustments and the impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 0.4% to 42.0% of net revenues in the three months ended August 3, 2019 from 41.6% of net revenues in the three months ended August 4, 2018.

RH Segment gross profit

RH Segment gross profit increased $25.0 million, or 9.8%, to $280.5 million in the three months ended August 3, 2019 from $255.5 million in the three months ended August 4, 2018. As a percentage of net revenues, RH Segment gross margin decreased 0.4% to 41.7% of net revenues in the three months ended August 3, 2019 from 42.1% of net revenues in the three months ended August 4, 2018.

Excluding the acceleration of depreciation and product recall adjustments mentioned above, RH Segment gross margin would have increased 0.3% to 42.0% of net revenues in the three months ended August 3, 2019 from 41.7% of net revenues in the three months ended August 4, 2018. The increase was primarily related to improvements in our distribution center network redesign resulting in reduced delivery expense and leverage in occupancy costs. The overall increase was partially offset by lower outlet product margins due to increased promotional activity and higher discounts due to our efforts to reduce inventory subsequent to the distribution center closures.

Waterworks gross profit

Waterworks gross profit increased $1.7 million, or 12.9%, to $14.5 million in the three months ended August 3, 2019 from $12.8 million in the three months ended August 4, 2018. As a percentage of net revenues, Waterworks gross margin increased 3.7% to 42.4% of net revenues in the three months ended August 3, 2019 from 38.7% of net revenues in the three months ended August 4, 2018.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have increased 3.1% to 42.4% of net revenues in the three months ended August 3, 2019 from 39.3% of net revenues in the three months ended August 4, 2018.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $4.5 million, or 2.4%, to $191.0 million in the three months ended August 3, 2019 compared to $186.5 million in the three months ended August 4, 2018.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $4.3 million, or 2.5%, to $177.4 million in the three months ended August 3, 2019 compared $173.2 million in the three months ended August 4, 2018.

RH Segment selling, general and administrative expenses for the three months ended August 3, 2019 included a favorable $1.2 million legal settlement related to historical freight charges, partially offset by a $0.6 million asset impairment.

RH Segment selling, general and administrative expenses for the three months ended August 4, 2018 included a favorable $7.2 million legal settlement, net of related legal expenses, partially offset by a $1.7 million charge related to the supply chain reorganization, including the closure of the Dallas customer call center, and $0.3 million related to product recalls.

Excluding the adjustments for the legal settlements, asset impairments, reorganization and product recalls mentioned above, RH Segment selling, general and administrative expenses were 26.5% and 29.3% of net revenues for the three months ended August 3, 2019 and August 4, 2018, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our employment and employment related costs as a result of our organization redesign and, to a lesser extent, leverage in our corporate expenses and advertising and marketing costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $0.2 million, or 1.5%, to $13.6 million in the three months ended August 3, 2019 compared to $13.4 million in the three months ended August 4, 2018. Waterworks selling, general and administrative expenses were 39.7% and 40.3% of net revenues for the three months ended August 3, 2019 and August 4, 2018, respectively.

Interest expense—net

Interest expense—net increased $9.0 million to $24.5 million for the three months ended August 3, 2019 compared to $15.5 million for the three months ended August 4, 2018. Interest expense—net consisted of the following:

	Three Months Ended
	August 3,	August 4,
	2019	2018
	(in thousands)
Amortization of convertible senior notes debt discount	$10,585	$9,764
Term loans	6,086	645
Finance lease interest expense	5,672	3,319
Amortization of debt issuance costs and deferred financing fees	1,171	881
Asset based credit facility	1,087	1,104
Promissory notes	988	471
Other interest expense	388	393
Capitalized interest for capital projects	(1,184)	(911)
Interest income	(280)	(199)
Total interest expense—net	$24,513	$15,467

(Gain) loss on extinguishment of debt

We recognized a $1.0 million gain on extinguishment of debt in the three months ended August 3, 2019 due to the maturity and settlement of the 2019 Notes in June 2019. We incurred a $0.9 million loss on extinguishment of debt in the three months ended August 4, 2018 due to the repayment in full of the LILO term loan, the promissory note secured by our aircraft and the equipment security notes in June 2018, which includes acceleration of amortization of debt issuance costs of $0.6 million and a prepayment penalty of $0.3 million.

Income tax expense

Income tax expense was $16.7 million and $2.5 million in the three months ended August 3, 2019 and August 4, 2018, respectively. Our effective tax rate was 20.7% and 3.9% for the three months ended August 3, 2019 and August 4, 2018, respectively. The increase in our effective tax rate is primarily due to lower discrete tax benefits related to net excess tax windfalls from stock-based compensation in the three months ended August 3, 2019 as compared to the three months ended August 4, 2018, as well as a discrete tax impact related to the legal settlement in the three months ended August 4, 2018.

Six Months Ended August 3, 2019 Compared to Six Months Ended August 4, 2018

	Six Months Ended
	August 3,			August 4,
	2019			2018
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$1,236,034	$68,901	$1,304,935	$1,133,611	$64,593	$1,198,204
Cost of goods sold	737,622	39,541	777,163	682,400	38,127	720,527
Gross profit	498,412	29,360	527,772	451,211	26,466	477,677
Selling, general and administrative expenses	327,812	27,346	355,158	320,633	27,074	347,707
Income (loss) from operations	$170,600	$2,014	$172,614	$130,578	$(608)	$129,970
(1)	Waterworks results include non-cash amortization of $0.4 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the six months ended August 4, 2018. No amortization was recorded during the six months ended August 3, 2019.

Net revenues

Consolidated net revenues increased $106.7 million, or 8.9%, to $1,304.9 million in the six months ended August 3, 2019 compared to $1,198.2 million in the six months ended August 4, 2018.

Consolidated net revenues for the six months ended August 3, 2019 and August 4, 2018 were negatively impacted by $0.4 million and $1.9 million, respectively, related to the reduction of revenue associated with product recalls. Excluding the product recall adjustments, consolidated net revenues increased $105.3 million, or 8.8%, to $1,305.3 million in the six months ended August 3, 2019 compared to $1,200.1 million in the six months ended August 4, 2018. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

RH Segment net revenues

RH Segment net revenues increased $102.4 million, or 9.0%, to $1,236.0 million in the six months ended August 3, 2019 compared to $1,133.6 million in the six months ended August 4, 2018. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment core net revenues increased primarily due to existing Galleries, as well as an increase in retail weighted-average selling square footage related to new store openings, including New York, Nashville and Yountville. Net revenues also increased from our RH Hospitality operations and Contract business.

RH Segment outlet sales increased $28.4 million to $109.5 million in the six months ended August 3, 2019 compared to $81.1 million in the six months ended August 4, 2018 primarily due to increased promotional activity as a result of our efforts to reduce inventory subsequent to the distribution center closures of as part of the distribution center network redesign, as well as an increase of four outlet locations year over year.

RH Segment net revenues for the six months ended August 3, 2019 and August 4, 2018 were negatively impacted by $0.4 million and $1.9 million, respectively, related to the reduction of revenue associated with product recalls.

Waterworks net revenues

Waterworks net revenues increased $4.3 million, or 6.7%, to $68.9 million in the six months ended August 3, 2019 compared to $64.6 million in the six months ended August 4, 2018.

Gross profit

Consolidated gross profit increased $50.1 million, or 10.5%, to $527.8 million in the six months ended August 3, 2019 from $477.7 million in the six months ended August 4, 2018. As a percentage of net revenues, consolidated gross margin increased 0.5% to 40.4% of net revenues in the six months ended August 3, 2019 from 39.9% of net revenues in the six months ended August 4, 2018.

RH Segment gross profit for the six months ended August 3, 2019 was negatively impacted by $4.9 million related to the acceleration of depreciation due to a change in the estimated useful lives of certain assets. RH Segment gross profit for the six months ended August 3, 2019 and August 4, 2018 was positively impacted by $2.0 million and $1.7 million, respectively, related to reserve adjustments associated with product recalls initiated in prior years, partially offset by the reduction of revenue and incremental costs associated with such product recalls.

Waterworks gross profit for the six months ended August 4, 2018 was negatively impacted by $0.4 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the acceleration of depreciation, the product recall adjustments and the impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 1.0% to

40.7% of net revenues in the six months ended August 3, 2019 from 39.7% of net revenues in the six months ended August 4, 2018.

RH Segment gross profit

RH Segment gross profit increased $47.2 million, or 10.5%, to $498.4 million in the six months ended August 3, 2019 from $451.2 million in the six months ended August 4, 2018. As a percentage of net revenues, RH Segment gross margin increased 0.5% to 40.3% of net revenues in the six months ended August 3, 2019 from 39.8% of net revenues in the six months ended August 4, 2018.

Excluding the acceleration of depreciation and product recall adjustments mentioned above, RH Segment gross margin would have increased 0.9% to 40.5% of net revenues in the six months ended August 3, 2019 from 39.6% of net revenues in the six months ended August 4, 2018. The increase was primarily related to improvements in our distribution center network redesign resulting in reduced delivery expense and leverage in occupancy costs, as well as improvements in our core merchandise margins. The overall increase was partially offset by lower outlet product margins due to increased promotional activity and higher discounts due to our efforts to reduce inventory subsequent to the distribution center closures.

Waterworks gross profit

Waterworks gross profit increased $2.9 million, or 10.9%, to $29.4 million in the six months ended August 3, 2019 from $26.5 million in the six months ended August 4, 2018. As a percentage of net revenues, Waterworks gross margin increased 1.6% to 42.6% of net revenues in the six months ended August 3, 2019 from 41.0% of net revenues in the six months ended August 4, 2018.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have increased 1.0% to 42.6% of net revenues in the six months ended August 3, 2019 from 41.6% of net revenues in the six months ended August 4, 2018.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $7.5 million, or 2.1%, to $355.2 million in the six months ended August 3, 2019 compared to $347.7 million in the six months ended August 4, 2018.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $7.2 million, or 2.2%, to $327.8 million in the six months ended August 3, 2019 compared $320.6 million in the six months ended August 4, 2018.

RH Segment selling, general and administrative expenses for the six months ended August 3, 2019 included a favorable $1.2 million legal settlement related to historical freight charges, partially offset by a $0.6 million asset impairment and a $0.5 million loss on disposal of an asset.

Addtionally, RH Segment selling, general and administrative expenses for the six months ended August 3, 2019 included advertising and marketing costs which increased $6.0 million primarily due to an increase in circulation and pages of our Source Books. This was partially offset by a decrease in corporate expenses of $1.7 million, primarily due to reduced preopening expense associated with our Design Gallery openings and other corporate costs.

RH Segment selling, general and administrative expenses for the six months ended August 4, 2018 included a favorable $5.3 million legal settlement, net of related legal expenses and a $0.8 million reversal of an estimated loss on disposal of asset, partially offset by a $1.7 million charge related to the supply chain reorganization, including the closure of the Dallas customer call center, and $0.3 million related to product recalls.

Excluding the adjustments for the legal settlements, asset impairments, reversal of an estimated loss on disposal of asset, reorganization and product recalls mentioned above, RH Segment selling, general and administrative expenses were 26.5% and 28.6% of net revenues for the six months ended August 3, 2019 and August 4, 2018, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our employment and employment related costs as a result of our organization redesign and, to a lesser extent, leverage in our corporate expenses.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $0.3 million, or 1.0%, to $27.3 million in the six months ended August 3, 2019 compared to $27.1 million in the six months ended August 4, 2018. Waterworks selling, general and administrative expenses were 39.7% and 41.9% of net revenues for the six months ended August 3, 2019 and August 4, 2018, respectively.

Interest expense—net

Interest expense—net increased $15.1 million to $45.6 million for the six months ended August 3, 2019 compared to $30.6 million for the six months ended August 4, 2018. Interest expense—net consisted of the following:

	Six Months Ended
	August 3,	August 4,
	2019	2018
	(in thousands)
Amortization of convertible senior notes debt discount	$22,962	$17,645
Finance lease interest expense	11,186	6,411
Term loans	7,810	1,649
Amortization of debt issuance costs and deferred financing fees	2,261	1,668
Asset based credit facility	1,774	3,584
Promissory notes	1,420	1,047
Other interest expense	783	733
Capitalized interest for capital projects	(2,003)	(1,811)
Interest income	(562)	(361)
Total interest expense—net	$45,631	$30,565

(Gain) loss on extinguishment of debt

We recognized a $1.0 million gain on extinguishment of debt in the six months ended August 3, 2019 due to the maturity and settlement of the 2019 Notes in June 2019. We incurred a $0.9 million loss on extinguishment of debt in the six months ended August 4, 2018 due to the repayment in full of the LILO term loan, the promissory note secured by our aircraft and the equipment security notes in June 2018, which includes acceleration of amortization of debt issuance costs of $0.6 million and a prepayment penalty of $0.3 million.

Income tax expense

Income tax expense was $28.5 million and $10.1 million in the six months ended August 3, 2019 and August 4, 2018, respectively. Our effective tax rate was 22.2% and 10.3% for the six months ended August 3, 2019 and August 4, 2018, respectively. The increase in our effective tax rate is primarily due to lower discrete tax benefits related to net excess tax windfalls from stock-based compensation in the six months ended August 3, 2019 as compared to the six months August 4, 2018, as well as a discrete tax impact related to the legal settlement in the six months ended August 4, 2018.

Liquidity and Capital Resources

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. In fiscal 2017, we completed two share repurchase programs in an aggregate amount of $1 billion. A $300 million share repurchase was completed during the first quarter of fiscal 2017 and a $700 million share repurchase was completed during the second quarter of fiscal 2017. In October 2018, our Board of Directors approved a new $700 million share repurchase program, of which $250 million in share repurchases were completed in fiscal 2018, and the $700 million authorization amount was replenished by the Board of Directors in March 2019. During the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock for an aggregate repurchase amount of approximately $250 million, with $450 million still available under the $700 million repurchase program. Refer to “Share Repurchase Programs” below. We intend to evaluate our capital allocation from time to time and may engage in future share repurchases in circumstances where buying shares of our common stock represents a good value and provides a favorable return for our shareholders.

We have $635 million in aggregate principal amount of convertible notes outstanding, of which $300 million mature in June 2020 and $335 million mature in June 2023. Based on anticipated strong cash flow generation in 2019 and beyond, we expect to repay the outstanding principal of the convertible notes at maturity in June 2020 and June 2023 in cash to minimize dilution. While we anticipate using excess cash, free cash flow and borrowings on our revolving line of credit to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us. We believe the strength of our business and the reduction in leverage we have achieved during the past year puts us in a strong position to take advantage of the capital markets opportunistically. We believe we have multiple financing alternatives available to us on favorable terms that could provide us with additional financial flexibility with respect to capital allocation.

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

Our adjusted net capital expenditures include (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord leased assets, net of tenant allowances received. We anticipate our adjusted net capital expenditures to be $160 million to $170 million in fiscal 2019, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. We anticipate that our fiscal 2019 adjusted net capital expenditures will be partially offset by proceeds from sales of assets of $50 million to $60 million. During the six months ended August 3, 2019, adjusted net capital expenditures were $52.8 million, inclusive of cash received related to landlord tenant allowances of $15.7 million.

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

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms to the extent necessary to fund all of our initiatives, or that sufficient incremental debt will be available to us in order to fund our cash payments in respect of the repayment of our outstanding convertible senior notes in an aggregate principal amount of $635 million at maturity of such senior convertible notes. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash upon maturity of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Six Months Ended
	August 3,	August 4,
	2019	2018
	(in thousands)
Provided by operating activities	$97,133	$49,020
Used in investing activities	(25,283)	(42,916)
Used in financing activities	(66,023)	(6,350)
Increase (decrease) in cash and cash equivalents and restricted cash equivalents	5,752	(370)
Cash and cash equivalents and restricted cash equivalents at end of period	11,555	24,944

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the six months ended August 3, 2019, net cash provided by operating activities was $97.1 million and consisted of net income of $99.5 million and non-cash items of $59.6 million, partially offset by a decrease in cash used for working capital and other activities of $61.9 million. Working capital and other activities consisted primarily of decreases in operating lease liabilities of $44.5 million primarily due to payments made under the agreements, decreases in accounts payable and accrued expense of $40.1 million related to timing of payments, increases in landlord assets under construction of $27.6 million, as well as decreases in other non-current liabilities of $13.8 million. These decreases to working capital were partially offset by decreases in merchandise inventories of $51.2 million and increases in deferred revenue and customer deposits of $13.0 million.

For the six months ended August 4, 2018, net cash provided by operating activities was $49.0 million and consisted of net income of $88.4 million and non-cash items of $116.8 million, partially offset by a decrease in cash used for working capital and other activities of $156.1 million. Working capital and other activities consisted primarily of decreases in operating lease liabilities of $43.0 million primarily due to payments made under the agreements, increases in prepaid expenses and other current assets of $40.6 million, decreases in accounts payable and accrued expense of $31.7 million related to timing of payments, increases in landlord assets under construction of $27.6 million, as well as increases in inventory of $25.0 million. These decreases to working capital were partially offset by increases in deferred revenue and customer deposits of $20.8 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in information technology and systems infrastructure, and supply chain investments, as well as retail stores.

For the six months ended August 3, 2019 and August 4, 2018, net cash used in investing activities was $25.3 million and $42.9 million, respectively, due to investments in information technology and systems infrastructure, supply chain investments, and retail stores.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings related to credit facilities and other financing arrangements, as well as share repurchases, principal payments under finance lease agreements and other equity related transactions.

For the six months ended August 3, 2019, net cash used in financing activities was $66.0 million. The $350.0 million 2019 Notes matured in June 2019, of which $278.6 million is presented within net cash used in financing activities and $70.5 million is reflected as non-cash accretion of debt discount upon settlement of debt presented in net cash provided by operating activities. Additionally, net cash used in financing activities included repurchases of approximately 2.2 million shares of our common stock for an aggregate repurchase amount of $250.0 million. Net cash provided by financing activities, which partially offset net cash used in financing activities, included borrowings under new debt arrangements of $389.0 million, which amount includes the issuance of a $200.0 million second lien term loan, a $120.0 million FILO term loan and $69.0 million of promissory notes secured by certain equipment. We incurred costs of $4.6 million related to the debt issuances. Under the asset based credit facility, we made repayments of $214.5 million in connection with the debt issuances described above pursuant to the terms of such facility, and we subsequently had borrowings of $302.0 million under such facilty to partially fund the repayment of the 2019 Notes upon maturity.

For the six months ended August 4, 2018, net cash used in financing activities was $6.4 million primarily due to repayments of debt of $821.9 million under the asset based credit facility, LILO term loan, equipment loans and promissory note secured by our aircraft. The repayments of debt described above were partially funded by borrowings under the asset based credit facility of $510.0 million and the $335.0 million convertible senior notes issued in June 2018, which provided net proceeds of $287.8 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Equity related transactions provided $21.3 million due to $29.2 million of proceeds from exercise of employee stock options, partially offset by $7.9 million of cash paid for employee taxes related to net settlement of equity awards.

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

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 3, 2019, none of these conditions have occurred and, as a result, the 2023 Notes were not convertible as of August 3, 2019. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 3, 2019, none of these conditions have occurred and, as a result, the 2020 Notes were not convertible as of August 3, 2019. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

0.00% Convertible Senior Notes due 2019

In June 2014, we issued $350 million aggregate principal amount of 0.00% convertible senior notes due 2019 (the “2019 Notes”) in a private offering. The 2019 Notes were governed by the terms of an indenture between us and U.S. Bank National Association, as the Trustee. The 2019 Notes did not bear interest, except that the 2019 Notes were subject to “special interest” in certain limited circumstances in the event of our failure to perform certain of our obligations under the indenture governing the 2019 Notes. The 2019 Notes were unsecured obligations and did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events were also considered “events of default” under the 2019 Notes, which could result in the acceleration of the maturity of the 2019 Notes, as described in the indenture governing the 2019 Notes. The 2019 Notes matured on June 15, 2019.

The initial conversion rate applicable to the 2019 Notes was 8.6143 shares of common stock per $1,000 principal amount of 2019 Notes, which was equivalent to an initial conversion price of approximately $116.09 per share. The conversion rate was subject to adjustment upon the occurrence of certain specified events, but was not adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change,” we would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elected to convert its 2019 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2019, the 2019 Notes were convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2019 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On and after March 15, 2019, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could have converted all or a portion of their 2019 Notes at any time, regardless of the foregoing circumstances.

In June 2019, upon the maturity of the 2019 Notes, $350.0 million in aggregate principal amount of the 2019 Notes were settled for $349.0 million in cash and 42 shares of our common stock. As a result, we recognized a gain on extinguishment of debt of $1.0 million. As of August 3, 2019, the 2019 Notes are no longer outstanding.

Upon the occurrence of a fundamental change (as defined in the indenture governing the notes), holders could have required us to purchase all or a portion of their 2019 Notes for cash at a price equal to 100% of the principal amount of the 2019 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2019 Notes, we separated the 2019 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2019 Notes and the fair value of the liability component of the 2019 Notes. The debt discount was amortized to interest expense using an effective interest rate of 4.51% over the expected life of the 2019 Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification.

In accounting for the debt issuance costs related to the issuance of the 2019 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were amortized to interest expense using the effective interest method over the expected life of the 2019 Notes, and debt issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity (deficit).

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component were recorded as a contra-liability and were presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets.

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, we entered into convertible note hedge transactions whereby we had the option to purchase a total of approximately 3.0 million shares of our common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. The convertible note hedge terminated upon the maturity date of the 2019 Notes. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of $171.98 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of 6.0 million shares of common stock (which cap may also be subject to adjustment). The warrants will expire through December 2019. We received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions met certain accounting criteria, the convertible note hedges were, and warrants are, recorded in stockholders’ equity and are not accounted for as derivatives. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset were recorded in deferred tax assets on the condensed consolidated balance sheets. There is no deferred tax asset or liability remaining as of August 3, 2019 due to the maturity of the 2019 Notes.

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

As of August 3, 2019, Restoration Hardware, Inc. had $145.0 million in outstanding borrowings under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of August 3, 2019 was $254.6 million, net of $12.8 million in outstanding letters of credit.

The Credit Agreement contains various restrictive and affirmative covenants, including, among others, required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of August 3, 2019, Restoration Hardware, Inc. was in compliance with all applicable covenants of the Credit Agreement.

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

The Second Lien Credit Agreement contains a financial ratio covenant not found in the Credit Agreement based upon a net senior secured leverage ratio of consolidated secured debt to consolidated EBITDA, as defined in the Credit Agreement, as follows:

●	The net senior secured leverage ratio test is based on the ratio of (i) the sum of (a) all obligations outstanding under the Second Lien Term Loan and the Credit Agreement plus (b) all other secured indebtedness of RH and certain of its subsidiaries that is (x) senior or pari passu to the lien on the Second Lien Term Loan collateral or (y) secured by property that does not constitute Second Lien Term Loan collateral under the Second Lien Term Loan, less (c) all unrestricted cash and cash equivalents of RH and certain of its subsidiaries subject to a blocked account control agreement, to (ii) consolidated EBITDA of RH and certain of its subsidiaries (the “Net Senior Secured Leverage Ratio”).
●	The Net Senior Secured Leverage Ratio may not exceed 3.50 to 1.00 as of the last day of any fiscal quarter. The Second Lien Credit Agreement also contains a consolidated fixed charge coverage ratio generally based on the same formulation set forth in the Credit Agreement such that the borrower may not make certain “restricted payments” in the event that the ratio of (i) consolidated EBITDA minus certain costs to the amount of (ii) debt service costs plus certain other costs is not less than 1.00 to 1.00 and the level of unused availability under the Credit Agreement meets certain levels.

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

As of August 3, 2019, the Company had $200.0 million in outstanding borrowings and no availability under the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains various restrictive and affirmative covenants generally in line with the covenants and restrictions contained in the Credit Agreement, including required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of a similar type and size. As of August 3, 2019, Restoration Hardware, Inc. was in compliance with all applicable covenants of the Second Lien Credit Agreement.

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

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and we agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of August 3, 2019, we had $64.0 million in aggregate amounts outstanding under the equipment security notes, of which $21.5 million was included in other current liabilities and $42.5 million was included in other non-current obligations on the condensed consolidated balance sheets. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. We are required to make monthly installment payments under the equipment security notes.

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

$950 Million Repurchase Program (Existing)

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700 million through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700 million authorization amount was replenished by the Board of Directors on March 25, 2019 (as replenished, the “$950 Million Repurchase Program”). In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under the $950 Million Repurchase Program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately

$250.0 million. We did not make any repurchases under this program during the three months ended August 3, 2019. As of August 3, 2019, there was $450.0 million remaining for future share repurchases under this program.

Contractual Obligations

As of August 3, 2019, there were no material changes to our contractual obligations described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2018 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of August 3, 2019.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, and are therefore discussed as critical:

●	Revenue Recognition
●	Merchandise Inventories
●	Impairment
●	Lease Accounting
●	Stock-Based Compensation
●	Income Taxes

In the first quarter of fiscal 2019, we adopted Accounting Standards Update 2016-02—Leases. The adoption of this standard resulted in a material change to the “Lease Accounting” critical accounting policy in fiscal 2019. Please refer below for our updated “Lease Accounting” critical accounting policy. There have been no material changes to the other critical accounting policies and estimates listed above from the disclosures included in the 2018 Form 10-K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2018 Form 10-K.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of August 3, 2019, $145.0 million was outstanding under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of August 3, 2019 was $254.6 million, net of $12.8 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit during the three months ended August 3, 2019, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

As of August 3, 2019, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of August 3, 2019, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Market Price Sensitive Instruments

0.00% Convertible Senior Notes due 2019

In connection with the issuance of the 0.00% convertible senior notes due 2019 (the “2019 Notes”), we entered into privately-negotiated convertible note hedge transactions with certain counterparties. The 2019 Notes matured on June 15, 2019, and the convertible note hedge terminated upon the maturity date of the 2019 Notes. We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrants will expire through December 2019. To the extent they are exercised prior to expiration, the warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants. The strike price of the warrant transactions is initially $171.98 per share. Refer to Note 8—Convertible Senior Notes in our condensed consolidated financial statements.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (“2018 Form 10-K”).

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

We are undertaking a large number of new business initiatives at the same time in order to support our future growth. For example, we have developed and continue to refine and enhance our Gallery format, which involves larger store square footage. We also continue to add new product categories and to expand product assortments. For example, in fiscal 2015 we launched our new RH Modern and RH Teen categories and in fiscal 2019 we are launching RH Beach House and RH Ski House. We are currently contemplating other new product lines and extensions. We introduced RH Hospitality in fiscal 2015 at RH Chicago, The Gallery at the Three Arts Club. As of August 3, 2019, six of our RH Design Galleries include an integrated RH Hospitality experience and, based on the success of our hospitality offering to date, we plan to incorporate an integrated RH Hospitality offering, including cafés, wine vaults, and barista bars, in many of the new Galleries that we open in the future. We continue to refine and develop the RH Hospitality model as we seek to optimize this part of our business and its integration with the operation of our Gallery locations. RH Hospitality is different from our traditional home furnishings business and involves evolving strategies that are untested and unproven and may expose us to a number of risks including risks related to the management and execution of food and hospitality operations in various locations where we operate retail Galleries. Although we have experienced a number of positive business outcomes from the RH Hospitality operations including the incremental revenue that we believe is driven in Gallery with a hospitality offering, there can be no assurance that these benefits will be sustained or that we will avoid operational or other complications from the hospitality business. There can be no assurance that we will successfully scale RH Hospitality, that we will optimally balance the resources and square footage allocated to our hospitality offerings versus our product offerings at our Galleries, or that our hospitality offerings will be attractive to consumers in our market over a sustained period of time.

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

Based on total dollar volume of purchases, in fiscal 2018 we sourced approximately 85% of our merchandise from outside the United States, including 73% from Asia, with approximately 39% of our products sourced from China and approximately 3% of our products sourced from Mexico, and in fiscal 2017 we sourced approximately 85% of our merchandise from outside the United States, including 76% from Asia, with approximately 42% of our products sourced from China and approximately 3% of our products sourced from Mexico. We expect the amount of products that we source from China will be lower in fiscal 2019 compared to fiscal 2018, but the exact product mix in terms of vendor factory locations is subject to a range of different factors and is inherently difficult to predict with accuracy. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as any trade and or other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations whether in connection with new products we introduce or new production manufacturing locations that may be added to our supply chain, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we do not rely on long-term contracts with our vendors and generally transact business with them on an order-by-order basis.

Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and other similar trade restrictions that may limit the quantity or affect the price of some types of goods that we import into the United States. In addition, substantial regulatory uncertainty exists regarding international trade relations and trade policy, both in the United States and abroad. An introduction of new duties, tariffs, quotas or other similar trade restrictions, or increases in existing duties or tariff rates, on products imported into the United States, whether actual, pending or threatened, may have a negative impact on our results of operations. Significant uncertainty exists as to whether and when tariffs may be imposed, and what countries may be implicated. For example, proposed tariffs on goods imported from Mexico have been introduced and subsequently withdrawn by the U.S. government. Additionally, such uncertainties, even if not directly applicable to our imported products, may have a negative influence on the domestic and international economy generally and indirectly reduce market demand for our products.

A significant subset of our products sourced from China has been affected by increased levels of tariffs that were imposed in 2018 and 2019. The initial round of these increased tariffs became effective on certain products that we source from China including furniture and lighting initially as a 10 percent ad valorem duty on September 24, 2018, which amount increased to 25 percent on May 10, 2019, and is expected to increase further to 30 percent on October 1, 2019. On August 1, 2019, President Trump announced a new 10 percent ad valorem duty on additional categories of goods imported from China, which amount was then increased to 15 percent on August 23, 2019. The new tariff at the rate of 15 percent became effective September 1, 2019 with respect to certain categories of goods and is expected to become effective for additional categories of goods on December 15, 2019.

While we have been working with our vendor partners on mitigation strategies to seek to address the impact of the tariffs on goods imported from China, such efforts may not be fully sufficient to remediate the impact of the existing ad valorem duty on certain products imported from China or the future ad valorem duties to be imposed on products from China. In addition, such mitigation efforts may not be successful with respect to other pending or future increases in tariffs. There is substantial uncertainty regarding the possible application of additional tariffs with respect to China, or the possible imposition of tariffs on trade with additional countries other than China. We may not be able to anticipate the exact contours of tariffs and other burdens on global trade that may become applicable and our efforts to respond to these circumstances may be inadequate. In particular, we may not be able to receive or sustain adequate pricing concessions from our vendors with respect to applicable tariffs and any applicable pricing increases that we seek to pass through to our customers may not be successful in achieving our objectives. Our sales may fall in response to any price increases and our vendors may not be able to support the level of pricing concessions that we seek.

In addition, we are undertaking ongoing efforts to examine our sourcing strategy in a comprehensive way in order to achieve the best possible outcomes for our business. Such efforts include addressing among other factors the country of origin and the current and potential future imposition of tariffs with respect to particular countries of origin. These efforts to optimize our supply chain may not be successful and we may encounter various obstacles to these and other related initiatives. Although we have moved some of our merchandise sourcing away from China to other countries, these efforts may not achieve the desired outcomes. For example, we may not be able to move sufficient quantities of our product manufacturing to new locations outside of China and the quality of products manufactured in new factories may not meet the requirements of our business. In addition, we may encounter logistics and other challenges in moving manufacturing to new jurisdictions including the potential imposition of new tariffs on products sourced from such other jurisdictions.

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

Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, product quality control charges on or assessment of additional import duties, tariffs, anti-dumping duties and quotas, loss of “most favored nation” trading status by our foreign trading partners with the United States, work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, political unrest, economic uncertainties, including inflation, foreign government regulations, trade restrictions, increased labor costs and other similar factors that might affect the operations of our vendors in specific countries such as China.

In addition, there is a risk of compliance violations by our vendors, which could lead to adverse consequences related to the failure of our vendors to adhere to applicable manufacturing requirements or other applicable rules or government regulations. Any such noncompliance could have an adverse impact on our business and may result in product recalls, regulatory action, product liabilities, investigation by governmental agencies and other similar adverse consequences. Any failure by our vendors outside the United States to adhere to applicable legal requirements or our global compliance standards such as fair labor standards, prohibitions on child labor and other product safety or manufacturing safety standards could give rise to a range of adverse consequences including the disruption of our supply chain as well as potential liability to us and harm our reputation and brand and could subject us to other adverse consequences including boycotts by our consumer or special interest groups including activists, any of which actions could negatively affect our business and results of operations.

Changes to accounting rules or regulations may adversely affect our results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. It is difficult to predict the impact of future changes to accounting principles or current accounting practice and the exact impact of such changes may not be what we anticipate. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, we adopted Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2018, the adoption of which materially impacted the timing of recognizing advertising expense related to direct response advertising, including costs associated with our Source Books. In addition, we adopted Accounting Standards Update 2016-02—Leases (Topic 842) in the first quarter of fiscal 2019, the adoption of which materially impacted our financial statements including (i) our consolidated balance sheets due to the initial recognition of right of use assets and lease liabilities for our operating and finance lease arrangements, (ii) our consolidated statements of income, specifically cost of goods sold and interest expense—net, primarily due to the change from the build-to-suit lease transactions under the previous accounting guidance to the new finance lease classification treatment, and (iii) our cash flows due to amortization and interest expense for our operating and finance lease arrangements and classification of landlord assets under construction. For information regarding recently issued accounting pronouncements, refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

The adoption and application of new accounting standards can expose us to certain risks similar to the risks we face with respect to our ability to maintain effective internal controls over financial reporting and any failure in our adoption or application of new accounting rules or the maintenance of effective internal controls over financial reporting or disclosure controls could expose us to material risks including the inability to accurately report our financial information and results of operation in a timely manner. Our results of operations could be materially adversely affected by these and similiar risks including, to the extent we experience any increases in costs or diversions in managerial or personnel resources in order to adopt new accounting rules or regulations or to adopt and maintain effective internal controls over financial reporting or disclosure controls.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock during the Three Months Ended August 3, 2019

During the three months ended August 3, 2019, we repurchased the following shares of our common stock:

			Total Number of	Approximate Dollar
		Average	Shares Repurchased	Value of Shares That
		Purchase	as Part of Publicly	May Yet Be
	Number of	Price Per	Announced Plans or	Purchased Under the
	Shares (1)	Share	Programs (2)	Plans or Programs
				(in millions)
May 5, 2019 to June 1, 2019	1,355	$102.87	—	$450
June 2, 2019 to July 6, 2019	50,853	$111.45	—	$450
July 7, 2019 to August 3, 2019	132	$122.25	—	$450
Total	52,340		—
(1)	Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan. There were 52,340 shares surrendered for this purpose during the three months ended August 3, 2019.
(2)	Reflects shares repurchased as part of the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2019	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2019	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: September 10, 2019	By:	/s/ Glenda Citragno
Glenda Citragno
SVP, Chief Accounting Officer
(Principal Accounting Officer)