Form 10-Q
period 2019-11-02
RH
filed 2019-12-05
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

or

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

As of November 29, 2019, 18,997,010 shares of registrant’s common stock were outstanding.

RH

INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of November 2, 2019 and February 2, 2019	3
	Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended November 2, 2019 and November 3, 2018	4
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended November 2, 2019 and November 3, 2018	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the three and nine months ended November 2, 2019 and November 3, 2018	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended November 2, 2019 and November 3, 2018	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	71
Item 4.	Controls and Procedures	73

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	75
Item 1A.	Risk Factors	75
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	80
Signatures		81

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	November 2,	February 2,
	2019	2019

ASSETS
Current assets:
Cash and cash equivalents	$38,253	$5,803
Accounts receivable—net	45,312	40,224
Merchandise inventories	429,189	531,947
Assets held for sale	—	21,795
Prepaid expense and other current assets	46,725	104,198
Total current assets	559,479	703,967
Property and equipment—net	969,090	952,957
Operating lease right-of-use assets	415,912	440,504
Goodwill	124,376	124,379
Tradenames, trademarks and domain names	86,022	86,022
Deferred tax assets	36,506	35,603
Other non-current assets	170,628	79,586
Total assets	$2,362,013	$2,423,018
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$288,937	$320,497
Deferred revenue and customer deposits	167,014	152,595
Convertible senior notes due 2019—net	—	343,789
Convertible senior notes due 2020—net	285,570	—
Operating lease liabilities	55,753	66,249
Other current liabilities	106,432	109,456
Total current liabilities	903,706	992,586
Asset based credit facility	—	57,500
FILO term loan—net	89,408	—
Equipment promissory notes—net	36,613	—
Convertible senior notes due 2020—net	—	271,157
Convertible senior notes due 2023—net	262,177	249,151
Convertible senior notes due 2024—net	261,010	—
Non-current operating lease liabilities	412,247	437,557
Non-current finance lease liabilities	431,379	421,245
Other non-current obligations	28,693	32,512
Total liabilities	2,425,233	2,461,708
Commitments and contingencies (Note 15)	—	—
Stockholders’ deficit:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of November 2, 2019 and February 2, 2019	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,928,309 shares issued and outstanding as of November 2, 2019; 20,480,613 shares issued and 20,477,813 shares outstanding as of February 2, 2019	2	2
Additional paid-in capital	416,946	356,422
Accumulated other comprehensive loss	(2,481)	(2,334)
Accumulated deficit	(477,687)	(392,537)
Treasury stock—at cost, no shares as of November 2, 2019 and 2,800 shares as of February 2, 2019	—	(243)
Total stockholders’ deficit	(63,220)	(38,690)
Total liabilities and stockholders’ deficit	$2,362,013	$2,423,018

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018

Net revenues	$677,526	$636,558	$1,982,461	$1,834,762
Cost of goods sold	393,360	386,537	1,170,523	1,107,064
Gross profit	284,166	250,021	811,938	727,698
Selling, general and administrative expenses	194,929	207,793	550,087	555,500
Income from operations	89,237	42,228	261,851	172,198
Other expenses
Interest expense—net	21,564	17,695	67,195	48,260
Loss on extinguishment of debt—net	6,857	—	5,903	917
Total other expenses	28,421	17,695	73,098	49,177
Income before income taxes	60,816	24,533	188,753	123,021
Income tax expense	8,353	4,419	36,811	14,540
Net income	$52,463	$20,114	$151,942	$108,481
Weighted-average shares used in computing basic net income per share	18,765,769	22,082,141	19,069,501	21,850,955
Basic net income per share	$2.80	$0.91	$7.97	$4.96
Weighted-average shares used in computing diluted net income per share	24,170,172	27,703,319	23,809,425	26,810,035
Diluted net income per share	$2.17	$0.73	$6.38	$4.05

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018

Net income	$52,463	$20,114	$151,942	$108,481
Net gains (losses) from foreign currency translation	299	(383)	(148)	(2,129)
Total comprehensive income	$52,762	$19,731	$151,794	$106,352

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended
				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—August 4, 2018	22,229,439	$2	$925,087	$(1,917)	$218,906	20,222,932	$(1,000,569)	$141,509
Stock-based compensation	—	—	3,578	—	—	—	—	3,578
Vested and delivered restricted stock units	11,831	—	(1,084)	—	—	—	—	(1,084)
Exercise of stock options	129,549	—	6,618	—	—	—	—	6,618
Repurchases of common stock	(1,160,879)	—	—	—	—	1,160,879	(145,182)	(145,182)
Net income	—	—	—	—	20,114	—	—	20,114
Net gains (losses) from foreign currency translation	—	—	—	(383)	—	—	—	(383)
Balances—November 3, 2018	21,209,940	$2	$934,199	$(2,300)	$239,020	21,383,811	$(1,145,751)	$25,170

Balances—August 3, 2019	18,591,763	$2	$355,010	$(2,780)	$(530,150)	—	$—	$(177,918)
Stock-based compensation	—	—	5,009	—	—	—	—	5,009
Vested and delivered restricted stock units	2,967	—	(304)	—	—	—	—	(304)
Exercise of stock options	279,570	—	11,286	—	—	—	—	11,286
Shares issued in connection with warrant agreements	54,009	—	—	—	—	—	—	—
Net income	—	—	—	—	52,463	—	—	52,463
Net gains (losses) from foreign currency translation	—	—	—	299	—	—	—	299
Equity component of the convertible notes issuance—net	—	—	87,070	—	—	—	—	87,070
Issuance of warrants	—	—	50,225	—	—	—	—	50,225
Purchase of convertible note hedges	—	—	(91,350)	—	—	—	—	(91,350)
Balances—November 2, 2019	18,928,309	$2	$416,946	$(2,481)	$(477,687)	—	$—	$(63,220)

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended
				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—February 3, 2018	21,517,338	$2	$840,765	$(171)	$151,575	20,220,132	$(1,000,326)	$(8,155)
Stock-based compensation	—	—	17,457	—	—	—	—	17,457
Issuance of restricted stock	6,405	—	—	—	—	—	—	—
Vested and delivered restricted stock units	114,847	—	(8,947)	—	—	—	—	(8,947)
Exercise of stock options	735,029	—	35,827	—	—	—	—	35,827
Repurchases of common stock	(1,163,679)	—	—	—	—	1,163,679	(145,425)	(145,425)
Equity component value of convertible note issuance—net	—	—	89,933	—	—	—	—	89,933
Sale of common stock warrant	—	—	51,021	—	—	—	—	51,021
Purchase of convertible note hedge	—	—	(91,857)	—	—	—	—	(91,857)
Impact of Topic 606 adoption	—	—	—	—	(21,036)	—	—	(21,036)
Net income	—	—	—	—	108,481	—	—	108,481
Net gains (losses) from foreign currency translation	—	—	—	(2,129)	—	—	—	(2,129)
Balances—November 3, 2018	21,209,940	$2	$934,199	$(2,300)	$239,020	21,383,811	$(1,145,751)	$25,170

Balances—February 2, 2019	20,477,813	$2	$356,422	$(2,333)	$(392,538)	2,800	$(243)	$(38,690)
Stock-based compensation	—	—	15,788	—	—	—	—	15,788
Issuance of restricted stock	7,014	—	—	—	—	—	—	—
Vested and delivered restricted stock units	104,608	—	(6,538)	—	—	—	—	(6,538)
Exercise of stock options	452,219	—	18,509	—	—	—	—	18,509
Repurchases of common stock	(2,167,396)	—	—	—	—	2,167,396	(250,032)	(250,032)
Retirement of treasury stock	—	—	(13,180)	—	(237,091)	(2,170,154)	250,271	—
Shares issued in connection with warrant agreements	54,009	—	—	—	—	—	—	—
Net income	—	—	—	—	151,942	—	—	151,942
Net gains (losses) from foreign currency translation	—	—	—	(148)	—	—	—	(148)
Equity component of the convertible notes issuance—net	—	—	87,070	—	—	—	—	87,070
Issuance of warrants	—	—	50,225	—	—	—	—	50,225
Purchase of convertible note hedges	—	—	(91,350)	—	—	—	—	(91,350)
Conversion of convertible senior notes	42	—	—	—	—	(42)	4	4
Balances—November 2, 2019	18,928,309	$2	$416,946	$(2,481)	$(477,687)	—	$—	$(63,220)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 2,	November 3,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151,942	$108,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,945	64,934
Non-cash operating lease cost	48,855	51,095
Asset impairments	1,660	5,337
Asset held for sale gain	(1,529)	—
Amortization of debt discount	33,528	29,669
Accretion of debt discount upon settlement of debt	(70,482)	—
Stock-based compensation expense	16,109	17,777
Non-cash finance lease interest expense	16,864	11,254
Product recalls	(3,516)	—
Net non-cash charges resulting from inventory step-up	—	380
Deferred income taxes	667	(670)
Loss on extinguishment of debt—net	5,903	917
Other non-cash interest expense	3,306	2,648
Change in assets and liabilities:
Accounts receivable	(2,809)	(11,098)
Merchandise inventories	102,788	(39,815)
Prepaid expense and other assets	42,178	(51,614)
Landlord assets under construction—net of tenant allowances	(49,387)	(39,605)
Accounts payable and accrued expenses	(41,474)	(11,529)
Deferred revenue and customer deposits	14,406	20,893
Other current liabilities	(53,016)	9,238
Current and non-current operating lease liability	(61,887)	(57,806)
Other non-current obligations	(19,054)	(13,770)
Net cash provided by operating activities	210,997	96,716
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(64,614)	(73,278)
Deposit on asset under construction	(30,000)	—
Proceeds from sale of assets	24,078	—
Net cash used in investing activities	(70,536)	(73,278)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	322,500	656,000
Repayments under asset based credit facility	(380,000)	(748,470)
Borrowings under term loans	320,000	—
Repayments under term loans	(234,000)	(80,000)
Borrowings under promissory and equipment security notes	99,000	—
Repayments under promissory and equipment security notes	(10,280)	(31,974)
Debt issuance costs	(4,636)	—
Proceeds from issuance of convertible senior notes	350,000	335,000
Proceeds from issuance of warrants	50,225	51,021
Purchase of convertible note hedges	(91,350)	(91,857)
Debt issuance costs related to convertible senior notes	(4,818)	(6,349)
Repayments of convertible senior notes	(278,560)	—
Principal payments under finance leases	(7,136)	(4,937)
Repurchases of common stock—including commissions	(250,032)	(145,182)
Proceeds from exercise of stock options	18,509	35,827
Tax withholdings related to issuance of stock-based awards	(6,538)	(8,947)
Payments under promissory notes related to share repurchases	(892)	—
Net cash used in financing activities	(108,008)	(39,868)
Effects of foreign currency exchange rate translation	(3)	(136)
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	32,450	(16,566)
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	5,803	17,907
Beginning of period—restricted cash equivalents (construction related deposits)	—	7,407
Beginning of period—cash and cash equivalents and restricted cash equivalents	$5,803	$25,314

End of period—cash and cash equivalents	38,253	7,755
End of period—restricted cash equivalents (construction related deposits)	—	993
End of period—cash and cash equivalents and restricted cash equivalents	$38,253	$8,748
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$11,859	$11,591
Landlord asset additions in accounts payable and accrued expenses at period-end	20,475	16,120
Landlord asset additions from unpaid construction related deposits	195	809
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	—	73,275
Issuance of non-current notes payable related to share repurchases from former employees	—	243

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

As of November 2, 2019, the Company operated a total of 70 RH Galleries and 39 RH outlet stores in 31 states, the District of Columbia and Canada, as well as 15 Waterworks showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, and revisions due to the adoption of the new lease accounting standard described in Note 2—Recently Issued Accounting Standards, necessary to fairly state the Company’s financial position as of November 2, 2019, and the results of operations for the three and nine months ended November 2, 2019 and November 3, 2018. The Company’s current fiscal year, which consists of 52 weeks, ends on February 1, 2020 (“fiscal 2019”).

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

The results of operations for the three and nine months ended November 2, 2019 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Convertible Senior Notes

In September 2019, the Company issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes”). In connection with the issuance of these notes, the Company entered into convertible note hedge transactions for which it paid an aggregate amount of $91.4 million. In connection with the issuance of the 2024 Notes, the Company sold warrants to purchase shares of common stock of the Company, for which it received aggregate proceeds of approximately $50.2 million. Taken together, the Company received total cash proceeds of $304.1 million, net of discounts upon original issuance and offering costs of $4.8 million, from the issuance of the 2024 Notes and the related warrants. Refer to Note 8—Convertible Senior Notes.

Revisions

During the adoption process of the new lease accounting standard (refer to Note 2—Recently Issued Accounting Standards), the Company identified a lease agreement that was incorrectly accounted for as an impaired lease under Accounting Standards Codification (“ASC”) 420—Exit or Disposal Cost Obligations in fiscal 2017 and the first quarter of fiscal 2018. This error resulted in an overstatement of net income of $1.4 million and $0.9 million for the year ended

February 3, 2018 and the nine months ended November 3, 2018, respectively. This error also resulted in an overstatement of retained earnings as of February 3, 2018 of $1.4 million, from $152.4 million as reported to $151.0 million as revised, and as of November 3, 2018 of $2.3 million, from $245.9 million as reported to $243.6 million as revised, prior to the impact of the modified retrospective application of the new lease accounting standard as further discussed in Note 2. In addition, as of February 2, 2019, this error resulted in an understatement of other non-current obligations of $3.3 million, an overstatement of other current liabilities of $1.0 million and understatement of accumulated deficit of $2.3 million, from $376.8 million as reported to $379.1 million as revised. Although these errors are not considered to be material to any of the previously issued financial statements, the Company has revised the accompanying unaudited interim financial statements to reflect the correction of these errors.

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

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02—Leases, which requires a lessee to distinguish all leases as operating leases or finance leases and recognize all leases on the balance sheet as a right-of-use asset with a corresponding lease liability representing the present value of lease payments. The standard also requires a lessee to recognize a single lease cost for operating leases, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The lease cost for finance leases includes both principal and interest components, and is higher than the corresponding cash payment at the beginning of the lease term and declines over the lease term as the liability is reduced. In July 2018, the FASB issued Accounting Standards Update 2018-10—Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018-11—Leases (Topic 842)—Targeted Improvements, which (i) narrows amendments to clarify how to apply certain aspects of the new lease standard, (ii) provides entities with an additional transition method to adopt the new standard, and (iii) provides lessors with a practical expedient for separating components of a contract. Accounting Standards Update 2016-02, Accounting Standards Update 2018-10 and Accounting Standards Update 2018-11 are collectively referred to as the “ASUs.”

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

The following table presents the impact of adopting the ASUs, as well as the correction of an immaterial error as discussed in Note 1—The Company, on the Company’s consolidated balance sheet (in thousands):

	February 2, 2019
	As Reported	Adjustments and Other (1)		As Adjusted and Revised
ASSETS
Current assets:
Cash and cash equivalents	$5,803	$—		$5,803
Accounts receivable—net	40,224	—		40,224
Merchandise inventories	531,947	—		531,947
Asset held for sale	—	21,795	(2)	21,795
Prepaid expense and other current assets	104,719	(521)	(3)	104,198
Total current assets	682,693	21,274		703,967
Property and equipment—net	863,562	89,395	(4)	952,957
Operating lease right-of-use assets	—	440,504	(5)	440,504
Goodwill	124,379	—		124,379
Tradenames, trademarks and domain names	86,022	—		86,022
Deferred tax assets	30,033	5,570	(6)	35,603
Other non-current assets	19,345	60,241	(7)	79,586
Total assets	$1,806,034	$616,984		$2,423,018
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$320,441	$56	(8)	$320,497
Deferred revenue and customer deposits	152,595	—		152,595
Convertible senior notes due 2019—net	343,789	—		343,789
Operating lease liabilities	—	66,249	(5)	66,249
Other current liabilities	101,347	8,109	(1)(9)	109,456
Total current liabilities	918,172	74,414		992,586
Asset based credit facility	57,500	—		57,500
Convertible senior notes due 2020—net	271,157	—		271,157
Convertible senior notes due 2023—net	249,151	—		249,151
Financing obligations under build-to-suit lease transactions	228,928	(228,928)	(10)	—
Deferred rent and lease incentives	53,742	(53,742)	(10)	—
Non-current operating lease liabilities	—	437,557	(5)	437,557
Non-current finance lease liabilities	—	421,245	(9)	421,245
Other non-current obligations	50,346	(17,834)	(1)(11)	32,512
Total liabilities	1,828,996	632,712		2,461,708
Stockholders’ deficit:
Preferred stock	—	—		—
Common stock	2	—		2
Additional paid-in capital	356,422	—		356,422
Accumulated other comprehensive loss	(2,333)	(1)		(2,334)
Accumulated deficit	(376,810)	(15,727)	(1)(12)	(392,537)
Treasury stock	(243)	—		(243)
Total stockholders’ deficit	(22,962)	(15,728)		(38,690)
Total liabilities and stockholders’ deficit	$1,806,034	$616,984		$2,423,018

(1)	During the adoption process of the ASUs, the Company identified a lease agreement that was incorrectly accounted for as an impaired lease under ASC 420—Exit or Disposal Cost Obligations in fiscal 2017 and the first quarter of fiscal 2018. Refer to “Revisions” within Note 1—The Company.
(2)	Represents recognition of asset held for sale under a sale-leaseback transaction.
(3)	Represents reclassification of prepaid rent to operating lease liabilities and other current liabilities (for finance leases).
(4)	Represents (i) recognition of finance lease right-of-use assets, partially offset by (ii) derecognition of non-Company owned properties that were capitalized under previously existing build-to-suit accounting policies, (iii) reclassification of construction in progress assets determined to be landlord assets to other non-current assets and (iv) reclassification of initial direct costs related to operating leases to operating lease right-of-use assets.
(5)	Represents recognition of operating lease right-of-use assets and corresponding current and non-current lease liabilities. The operating lease right-of-use asset also includes the reclassification of deferred rent and unamortized lease incentives related to operating leases and the reclassification of initial direct costs from property and equipment—net.
(6)	Represents recognition of net deferred tax assets related to the adoption of the ASUs.
(7)	Primarily represents reclassification from property and equipment—net of construction in progress assets determined to be landlord assets for which the lease has not yet commenced.
(8)	Represents a reclassification of an accrual for real estate taxes.
(9)	Represents recognition of the current and non-current finance lease liabilities. The other current liabilities line item also includes the reclassification of current obligations associated with leases previously reported as capital leases to finance lease liabilities.
(10)	Represents (i) derecognition of liabilities related to non-Company owned properties that were consolidated under previously existing build-to-suit accounting policies and (ii) reclassification of deferred rent and unamortized lease incentives to operating lease right-of-use assets upon adoption of the ASUs.
(11)	Represents (i) derecognition of the net lease loss liabilities as such balances were reclassified to operating lease right-of-use assets and operating current and non-current liabilities and (ii) the reclassification of non-current obligations associated with leases previously reported as capital leases to finance lease liabilities.
(12)	Represents a decrease to the consolidated net income for fiscal 2017 and fiscal 2018, as well as an increase of $4.0 million to beginning fiscal 2017 retained earnings related to the adoption of the ASUs.

Refer to Note 7—Leases for discussion of the Company’s revised accounting policy for leases.

Cloud Computing

In August 2018, the FASB issued Accounting Standards Update 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amends Accounting Standards Update 2015-05—Customers Accounting for Fees in a Cloud Computing Agreement. The amendments in this ASU more closely align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects the new accounting standard will have on its consolidated financial statements upon adoption. The Company will apply the standard prospectively.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	November 2,	February 2,
	2019	2019
Vendor deposits	$12,347	$11,836
Federal and state tax receivable	6,611	4,862
Capitalized catalog costs	5,956	16,178
Right of return asset for merchandise	5,779	5,883
Prepaid expense and other current assets	16,032	15,439
Insurance recovery receivable (1)	—	50,000
Total prepaid expense and other current assets	$46,725	$104,198
(1)	Refer to Note 15—Commitments and Contingencies.

Other non-current assets consist of the following (in thousands):

	November 2,	February 2,
	2019	2019
Landlord assets under construction	$117,253	$63,159
Deposits on asset under construction	37,000	—
Promissory note receivable, including interest	5,292	5,104
Other deposits	5,155	5,068
Deferred financing fees	2,871	3,415
Other non-current assets	3,057	2,840
Total other non-current assets	$170,628	$79,586

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND DOMAIN NAMES

The following sets forth the goodwill, tradenames, trademarks and domain names activity for the Company’s two operating segments, RH Segment and Waterworks (See Note 16—Segment Reporting), for the nine months ended November 2, 2019 (in thousands):

		Foreign
	February 2,	Currency	November 2,
	2019	Translation	2019
RH Segment
Goodwill	$124,379	$(3)	$124,376
Tradenames, trademarks and domain names	48,563	—	48,563

Waterworks (1)
Tradename (2)	37,459	—	37,459
(1)	Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of February 2, 2019, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	November 2,	February 2,
	2019	2019
Accounts payable	$138,034	$183,039
Accrued compensation	50,905	64,192
Accrued freight and duty	22,201	20,787
Accrued sales taxes	19,900	18,354
Accrued catalog costs	15,570	10,276
Accrued occupancy	12,525	10,839
Accrued professional fees	4,516	2,050
Other accrued expenses	25,286	10,960
Total accounts payable and accrued expenses	$288,937	$320,497

Other current liabilities consist of the following (in thousands):

	November 2,	February 2,
	2019	2019
Promissory note on asset under construction	$30,000	$—
Current portion of debt	21,760	892
Allowance for sales returns	19,807	19,821
Unredeemed gift card and merchandise credit liability	18,749	17,192
Finance lease liabilities	8,755	9,184
Product recall reserve	2,301	7,767
Other current liabilities	5,060	3,881
Provision for legal settlement (1)	—	50,000
Federal tax payable	—	719
Total other current liabilities	$106,432	$109,456
(1)	Refer to Note 15—Commitments and Contingencies.

Contract Liabilities

The Company defers revenue associated with merchandise delivered via the home-delivery channel. The Company expects that substantially all of the deferred revenue, customer deposits and deferred membership fees as of November 2, 2019 will be recognized within the next six months as the performance obligations are satisfied.

In addition, the Company defers revenue when cash payments are received in advance of performance for unsatisfied obligations related to its gift cards and merchandise credits. During the three months ended November 2, 2019 and November 3, 2018, the Company recognized $5.1 million and $5.9 million, respectively, of revenue related to previous deferrals related to its gift cards and merchandise credits. During the nine months ended November 2, 2019 and November 3, 2018, the Company recognized $14.4 million and $15.6 million, respectively, of revenue related to previous deferrals related to its gift cards and merchandise credits. During the three months ended November 2, 2019 and November 3, 2018, the Company recorded gift card breakage of $0.5 million and $0.4 million, respectively. During the nine months ended November 2, 2019 and November 3, 2018, the Company recorded gift card breakage of $1.3 million and $1.2 million, respectively. The Company expects that approximately 70% of the remaining gift card and merchandise credit liabilities as of November 2, 2019 will be recognized within the next twelve months as the gift cards are redeemed by customers.

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	November 2,	February 2,
	2019	2019
Notes payable for share repurchases	$18,741	$18,741
Rollover units and profit interests (1)	2,957	2,637
Unrecognized tax benefits	2,741	2,992
Deferred contract incentive (2)	1,191	2,976
Other non-current obligations	3,063	5,166
Total other non-current obligations	$28,693	$32,512
(1)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 14—Stock-Based Compensation.
(2)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement, which is amortized over the term of the agreement.

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

If the Company is involved in a debt-like arrangement for a non-real estate asset under construction for which the Company plans to lease such asset upon construction completion and makes deposits during the construction period, the Company recognizes the related deposits as “Deposits on asset under construction” within other non-current assets on the condensed consolidated balance sheets (refer to Note 3—Prepaid Expense and Other Assets). In the event the Company executes promissory notes related to the deposits, such promissory notes are recorded as “Promissory note on asset under construction” within other current liabilities on the condensed consolidated balance sheets (refer to Note 5—Accounts Payable, Accrued Expenses and Other Current Liabilities). The Company recognizes the constructive disbursements and receipts of such debt-like arrangements on a gross basis on the condensed consolidated statements of cash flows within cash flows from investing activities and cash flows from financing activities, respectively.

Lease Disclosures

Lease costs—net consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Operating lease cost (1)(2)	$21,115	$21,912	$63,491	$66,001

Finance lease costs
Amortization of leased assets (1)	9,471	7,911	27,558	20,251
Interest on lease liabilities (3)	5,678	4,843	16,864	11,254

Sublease income (4)	(2,493)	(2,262)	(7,282)	(5,533)
Total lease costs—net	$33,771	$32,404	$100,631	$91,973
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on the Company’s policy. Refer to Note 3—Significant Accounting Policies in the 2018 Form 10-K.
(2)	Includes short-term leases and variable lease costs.
(3)	Included in interest expense—net on the condensed consolidated statements of income.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		November 2,	February 2,
		2019	2019
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$415,912	$440,504
Finance leases (1)(2)	Property and equipment—net	644,023	646,875
Total lease right-of-use assets		1,059,935	1,087,379

Liabilities
Current
Operating leases	Operating lease liabilities	$55,753	$66,249
Finance leases	Other current liabilities	8,755	9,184
Total lease liabilities—current		64,508	75,433

Non-current
Operating leases	Non-current operating lease liabilities	$412,247	$437,557
Finance leases	Non-current finance lease liabilities	431,379	421,245
Total lease liabilities—non-current		843,626	858,802
Total lease liabilities		$908,134	$934,235
(1)	Finance lease right-of-use assets include capitalized amounts related to the Company’s construction activities to design and build leased assets, as well as rent payments made to landlords for which the respective Galleries are not yet opened.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $83.3 million and $55.5 million as of November 2, 2019 and February 2, 2019, respectively.

The maturities of lease liabilities are as follows as of November 2, 2019 (in thousands):

Fiscal year	Operating Leases	Finance Leases	Total
Remainder of fiscal 2019	$11,850	$5,782	$17,632
2020	79,843	33,837	113,680
2021	65,919	34,223	100,142
2022	58,076	34,650	92,726
2023	54,730	35,213	89,943
2024	50,927	35,692	86,619
Thereafter	239,696	548,348	788,044
Total lease payments (1)	561,041	727,745	1,288,786
Less—imputed interest (2)	(93,041)	(287,611)	(380,652)
Present value of lease liabilities (3)	$468,000	$440,134	$908,134
(1)	Total lease payments exclude $406.9 million of legally binding payments for leases signed but not yet commenced as of November 2, 2019.
(2)	Calculated using the incremental borrowing rate for each lease at lease commencement.
(3)	Excludes future commitments under short-term lease agreements of $1.0 million as of November 2, 2019.

Supplemental information related to leases consists of the following:

	Nine Months Ended
	November 2,	November 3,
	2019	2018
Weighted-average remaining lease term (years)
Operating leases	9.0	9.4
Finance leases	18.7	19.9

Weighted-average discount rate
Operating leases	3.82%	3.76%
Finance leases	5.25%	5.29%

	Nine Months Ended
	November 2,	November 3,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(75,011)	$(74,186)
Operating cash flows from finance leases	(16,864)	(11,254)
Financing cash flows from finance leases	(7,136)	(4,937)
Total cash outflows from leases	$(99,011)	$(90,377)

Lease right-of-use assets obtained in exchange for lease obligations (non-cash)
Finance leases	$18,892	$174,920
Operating leases	26,241	25,843

Assets Held for Sale and Sale-Leaseback Transaction

During the fourth quarter of fiscal 2018, the Company committed to a plan to sell the Yountville Design Gallery, which resulted in a reclassification of such Gallery from property and equipment to asset held for sale on the condensed consolidated balance sheets as of February 2, 2019. The Company performed an assessment and determined that based on management’s best estimate of the fair value of such Gallery as of February 2, 2019, it had an impairment of $8.5 million in fiscal 2018 in the RH Segment. During the three months ended November 2, 2019, the Company executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $23.5 million, which qualified for sale-leaseback accounting in accordance with ASC 842. Concurrently with the sale, the Company entered into an operating leaseback arrangement with an initial lease term of 15 years and renewal options for up to an additional 30 years. The Company recognized a gain related to the execution of the sale transaction of $1.2 million in the three months ended November 2, 2019, which was recorded in selling, general and administrative expenses on the condensed consolidated statements of income.

NOTE 8—CONVERTIBLE SENIOR NOTES

$350 million 0.00% Convertible Senior Notes due 2024

In September 2019, the Company issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 ( the “2024 Notes”). The 2024 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2024 Notes will mature on September 15, 2024, unless earlier purchased by the Company or converted. The 2024 Notes will not bear interest, except that the 2024 Notes will be subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the 2024 Notes. The 2024 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are also considered “events of default” under the 2024 Notes, which may result in the acceleration of the maturity of the 2024 Notes, as described in the indenture governing the 2024 Notes.

The initial conversion rate applicable to the 2024 Notes is 4.7304 shares of common stock per $1,000 principal amount of 2024 Notes, or a total of approximately 1.656 million shares for the total $350 million principal amount. This initial conversion rate is equivalent to an initial conversion price of approximately $211.40 per share, which represents a 25% premium to the $169.12 closing share price on the day the 2024 Notes were priced. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2024 Notes, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change.

Prior to June 15, 2024, the 2024 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 2, 2019, none of these conditions have occurred and, as a result, the 2024 Notes were not convertible as of November 2, 2019. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

The Company may not redeem the 2024 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the 2024 Notes), holders may require the Company to purchase all or a portion of their 2024 Notes for cash at a price equal to 100% of the principal amount of the 2024 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2024 Notes and the fair value of the liability component of the 2024 Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 5.74% over the expected life of the 2024 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Debt issuance costs related to the 2024 Notes were comprised of discounts upon original issuance of $3.5 million and third party offering costs of $1.3 million. In accounting for the debt issuance costs related to the issuance of the 2024 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2024 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity (deficit). Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the condensed consolidated balance sheets. During the three and nine months ended November 2, 2019 the Company recorded $0.1 million related to the amortization of debt issuance costs related to the 2024 Notes.

The carrying value of the 2024 Notes, excluding the discounts upon original issuance and third party offering costs, is as follows (in thousands):

November 2,
2019
Liability component
Principal	$350,000
Less: Debt discount	(85,448)
Net carrying amount	$264,552
Equity component (1)	$87,252
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $1.8 million for the amortization of the debt discount related to the 2024 Notes during the three and nine months ended November 2, 2019.

2024 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2024 Notes and exercise of the overallotment option in September 2019, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 1.656 million shares of its common stock at a price of approximately $211.40 per share. The total cost of the convertible note hedge transactions was approximately $91.4 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 1.656 million shares of the Company’s common stock at a price of $338.24 per share, which represents a 100% premium to the $169.12 closing share price on the day the 2024 Notes were priced. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 3.3 million shares of common stock (which cap may also be subject to adjustment). The Company received approximately $50.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until the Company’s common stock is above approximately $338.24 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded a deferred tax liability of $21.7 million in connection with the debt discount associated with the 2024 Notes and recorded a deferred tax asset of $22.7 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

$335 million 0.00% Convertible Senior Notes due 2023

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

The initial conversion rate applicable to the 2023 Notes is 5.1640 shares of common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $193.65 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2023 Notes, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 2, 2019, none of these conditions have occurred and, as a result, the 2023 Notes were not convertible as of November 2, 2019. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

The Company may not redeem the 2023 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes), holders may require the Company to purchase all or a portion of their 2023 Notes for cash at a price equal to 100% of the principal amount of the 2023 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

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

Debt issuance costs related to the 2023 Notes were comprised of discounts upon original issuance of $1.7 million and third party offering costs of $4.6 million. In accounting for the debt issuance costs related to the issuance of the 2023 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2023 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity (deficit). Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During both the three months ended November 2, 2019 and November 3, 2018, the Company recorded $0.2 million related to the amortization of debt issuance costs. During the nine months ended November 2, 2019 and November 3, 2018, the Company recorded $0.7 million and $0.3 million related to the amortization of debt issuance costs, respectively.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	November 2,	February 2,
	2019	2019
Liability component
Principal	$335,000	$335,000
Less: Debt discount	(68,974)	(81,311)
Net carrying amount	$266,026	$253,689
Equity component (1)	$90,990	$90,990
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.1 million and $3.9 million for the amortization of the debt discount related to the 2023 Notes during the three months ended November 2, 2019 and November 3, 2018, respectively. The Company recorded interest expense of $12.3 million and $5.7 million for the amortization of the debt discount related to the 2023 Notes during the nine months ended November 2, 2019 and November 3, 2018, respectively.

2023 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2023 Notes and exercise of the overallotment option in June 2018, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 1.730 million shares of its common stock at a price of approximately $193.65 per share. The total cost of the convertible note hedge transactions was approximately $91.9 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 1.730 million shares of the Company’s common stock at a price of $309.84 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 3.5 million shares of common stock (which cap may also be subject to adjustment). The Company received approximately $51.0 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2023 Notes until the Company’s common stock is above approximately $309.84 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded a deferred tax liability of $22.3 million in connection with the debt discount associated with the 2023 Notes and recorded a deferred tax asset of $22.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

$300 million 0.00% Convertible Senior Notes due 2020

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

The initial conversion rate applicable to the 2020 Notes is 8.4656 shares of common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $118.13 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2020 Notes, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2020 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 2, 2019, none of these conditions have occurred and, as a result, the 2020 Notes were not convertible as of November 2, 2019. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

The Company may not redeem the 2020 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the 2020 Notes), holders may require the Company to purchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

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

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. In accounting for the debt issuance costs related to the issuance of the 2020 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2020 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity (deficit). Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During both the three months ended November 2, 2019 and November 3, 2018, the Company recorded $0.3 million related to the amortization of debt issuance costs. During the nine months ended November 2, 2019 and November 3, 2018, the Company recorded $0.9 million and $0.8 million related to the amortization of debt issuance costs, respectively.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	November 2,	February 2,
	2019	2019
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(13,548)	(27,081)
Net carrying amount	$286,452	$272,919
Equity component (1)	$84,003	$84,003
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded interest expense of $4.6 million and $4.3 million for the amortization of the debt discount related to the 2020 Notes during the three months ended November 2, 2019 and November 3, 2018, respectively. The Company recorded interest expense of $13.5 million and $12.7 million for the amortization of the debt discount related to the 2020 Notes during the nine months ended November 2, 2019 and November 3, 2018, respectively.

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, the Company entered into convertible note hedge transactions whereby the Company has the option to purchase a total of approximately 2.540 million shares of its common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was approximately $68.3 million. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 2.540 million shares of the Company’s common stock at a price of $189.00 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 5.1 million shares of common stock (which cap may also be subject to adjustment). The Company received approximately $30.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2020 Notes until the Company’s common stock is above approximately $189.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

The Company recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

$350 million 0.00% Convertible Senior Notes due 2019

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

The initial conversion rate applicable to the 2019 Notes was 8.6143 shares of common stock per $1,000 principal amount of 2019 Notes, which was equivalent to an initial conversion price of approximately $116.09 per share. The conversion rate was subject to adjustment upon the occurrence of certain specified events, but was not adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2019 Notes, the Company would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elected to convert its 2019 Notes in connection with such make-whole fundamental change.

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

Debt issuance costs related to the 2019 Notes were comprised of discounts and commissions payable to the initial purchasers of $4.4 million and third party offering costs of $1.0 million. In accounting for the debt issuance costs related to the issuance of the 2019 Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were amortized to interest expense using the effective interest method over the expected life of the 2019 Notes, and debt issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity (deficit). Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component were recorded as a contra-liability and were presented net against the convertible senior notes due 2019 balance on the condensed consolidated balance sheets. The Company did not record amortization of debt issuance costs related to the 2019 Notes during the three months ended November 2, 2019. During the three months ended November 3, 2018, the Company recorded $0.2 million related to the amortization of debt issuance costs. During the nine months ended November 2, 2019 and November 3, 2018, the Company recorded $0.4 million and $0.7 million, respectively, related to the amortization of debt issuance costs.

In June 2019, upon the maturity of the 2019 Notes, $350.0 million in aggregate principal amount of the 2019 Notes were settled for $349.0 million in cash and 42 shares of common stock. As a result, the Company recognized a gain on extinguishment of debt of $1.0 million during the nine months ended November 2, 2019.

As of November 2, 2019, the 2019 Notes are no longer outstanding. As of February 2, 2019, the carrying value of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, was as follows (in thousands):

February 2,
2019
Liability component
Principal	$350,000
Less: Debt discount	(5,854)
Net carrying amount	$344,146
Equity component (1)	$70,482
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

The Company did not record amortization of the debt discount related to the 2019 Notes during the three months ended November 2, 2019. The Company recorded interest expense of $3.8 million for the amortization of the debt discount related to the 2019 Notes during the three months ended November 3, 2018. The Company recorded interest expense of $5.9 million and $11.3 million for the amortization of the debt discount related to the 2019 Notes during the nine months ended November 2, 2019 and November 3, 2018, respectively.

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 3.015 million shares of its common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was approximately $73.3 million. The convertible note hedge terminated upon the maturity date of the 2019 Notes. In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.015 million shares of the Company’s common stock at a price of $171.98 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 6.0 million shares of common stock (which cap may also be subject to adjustment). The warrants will expire through December 2019. The Company received approximately $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions met certain accounting criteria, the convertible note hedges were, and warrants are, recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

During the three months ended November 2, 2019, the Company delivered approximately 54,000 shares upon exercise of the warrants under the terms of the warrant agreements. The warrant agreements expire on December 6, 2019 and the Company has delivered approximately 65,200 additional shares in the fourth quarter through December 4, 2019.

The Company recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax assets were included in deferred tax assets on the condensed consolidated balance sheets. There is no deferred tax asset or liability remaining as of November 2, 2019 due to the maturity of the 2019 Notes.

NOTE 9—CREDIT FACILITIES

The outstanding balances under the Company’s credit facilities were as follows (in thousands):

	November 2,			February 2,
	2019			2019
	Outstanding	Unamortized Debt	Net Carrying	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount	Amount	Issuance Costs	Amount
Asset based credit facility (1)	$—	$—	$—	$57,500	$—	$57,500
FILO term loan	90,000	(592)	89,408	—	—	—
Equipment promissory notes (2)	58,720	(347)	58,373	—	—	—
Total credit facilities	$148,720	$(939)	$147,781	$57,500	$—	$57,500
(1)	Deferred financing fees associated with the asset based credit facility as of November 2, 2019 and February 2, 2019 were $2.9 million and $3.4 million, respectively, and are included in other current assets on the condensed consolidated balance sheets.
(2)	Represents total equipment security notes secured by certain of the Company’s property and equipment, of which $21.7 million outstanding was included in other current liabilities and $37.0 million outstanding was included in other non-current obligations on the condensed consolidated balance sheets.

Asset Based Credit Facility & FILO Term Loan

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”).

On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement (the “Credit Agreement”) among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “First Lien Administrative Agent”), which amended and restated the Original Credit Agreement. The Credit Agreement has a revolving line of credit with initial availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders, whether existing lenders or new lenders, agree to increase their credit commitments. In addition, the Credit Agreement established an $80.0 million last in, last out (“LILO”) term loan facility, which was repaid in full in June 2018. The Credit Agreement has a maturity date of June 28, 2022. Borrowings under the revolving line of credit are subject to interest, at the borrowers’ option, at either the bank’s reference rate or London Inter-bank Offered Rate (“LIBOR”) (or, in the case of the revolving line of credit, the Bank of America “BA” Rate or the Canadian Prime Rate, as such terms are defined in the Credit Agreement, for Canadian borrowings denominated in Canadian dollars or the United States Index Rate or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case.

On April 4, 2019, Restoration Hardware, Inc., entered into a third amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, (a) established a $120.0 million first in, last out (“FILO”) term loan facility, which amount was fully borrowed as of April 4, 2019 and which incurs interest at a rate that is 1.25% greater than the interest rate applicable to the revolving loans provided for under the Credit Agreement at any time, (b) provided for additional permitted indebtedness, as defined in the Credit Agreement, that the loan parties can incur, and (c) modified the borrowing availability under the Credit Agreement in certain circumstances. In October 2019, the Company repaid $30.0 million under the FILO term loan. As a result, $0.2 million of accelerated debt issuance costs were recorded within loss on extinguishment of debt—net in the three months ended November 2, 2019. As of November 2, 2019, the Company had $90.0 million of borrowings outstanding under the FILO term loan facility, which has a maturity date of June 28, 2022.

In addition, under the Credit Agreement, the Company is required to meet specified financial ratios in order to undertake certain actions, and the Company may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the Credit Agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the FILO term loan or (y) the FILO term loan borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one.

On May 31, 2019, Restoration Hardware, Inc. entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, amends the Credit Agreement to (a) extend the time to deliver monthly financial statements to the lenders for the fiscal months ending February 2019 and March 2019 until June 19, 2019, (b) remove the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter, and (c) waive any default or event of default under the Credit Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019.

As of November 2, 2019, the Company had no outstanding borrowings under the revolving credit facility portion of the Credit Agreement and had $90.0 million of borrowings outstanding under the FILO term loan facility. The availability of credit at any given time under the Credit Agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of November 2, 2019 was $345.5 million, net of $13.2 million in outstanding letters of credit.

The Credit Agreement contains various restrictive and affirmative covenants, including, among others, required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of November 2, 2019, Restoration Hardware, Inc. was in compliance with all applicable covenants of the Credit Agreement.

Second Lien Credit Agreement

On April 10, 2019, Restoration Hardware, Inc., entered into a credit agreement, dated as of April 9, 2019 and effective as of April 10, 2019 (the “Second Lien Credit Agreement”), among (i) Restoration Hardware, Inc., as lead borrower, (ii) the guarantors party thereto, (iii) the lenders party thereto, each of whom are funds and accounts managed or advised by either Benefit Street Partners L.L.C. and its affiliated investment managers or Apollo Capital Management, L.P. and its affiliated investment managers, as applicable, and (iv) BSP Agency, LLC, as administrative agent and collateral agent (the “Second Lien Administrative Agent”) with respect to a second lien term loan in an aggregate principal amount equal to $200.0 million with a maturity date of April 9, 2024 (the “Second Lien Term Loan”). The Second Lien Term Loan of $200.0 million was repaid in full on September 20, 2019. As a result of the repayment, the Company incurred a $6.7 million loss on extinguishment of debt, which includes a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million.

The Second Lien Term Loan bore interest at an annual rate generally based on the London Inter-bank Offered Rate (“LIBOR”) plus 6.50%. This rate is a floating rate that resets periodically based upon changes in LIBOR rates during the life of the Second Lien Term Loan. At the date of the initial borrowing, the rate was set at one-month LIBOR plus 6.50%.

Intercreditor Agreement

On April 10, 2019, in connection with the Second Lien Credit Agreement, Restoration Hardware, Inc. entered into an Intercreditor Agreement (the “Intercreditor Agreement”), dated as of April 9, 2019 and effective as of April 10, 2019, with the First Lien Administrative Agent and the Second Lien Administrative Agent. The Intercreditor Agreement established various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the Credit Agreement and the Second Lien Credit Agreement without the consent of the other party. The Intercreditor Agreement was terminated upon repayment of the Second Lien Term Loan on September 20, 2019.

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and the Company agreed that BAL would finance certain equipment of the Company from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of November 2, 2019, the Company had $58.7 million in aggregate amounts outstanding under the equipment security notes. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. The Company is required to make monthly installment payments under the equipment security notes.

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

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value and carrying value of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes were as follows (in thousands):

	November 2,		February 2,
	2019		2019
	Fair	Carrying	Fair	Carrying
	Value	Value (1)	Value	Value (1)
Convertible senior notes due 2019 (2)	$—	$—	$334,756	$344,146
Convertible senior notes due 2020	287,992	286,452	260,258	272,919
Convertible senior notes due 2023	271,208	266,026	230,684	253,689
Convertible senior notes due 2024	263,368	264,552	—	—
(1)	Carrying value represents the principal amount less the equity component of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes classified in stockholders’ equity (deficit), and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.
(2)	The 2019 Notes matured on June 15, 2019.

The fair value of each of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of the Company’s convertible notes, when available, the Company’s stock price and interest rates based on similar debt issued by parties with credit ratings similar to the Company (Level 2).

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

NOTE 11—INCOME TAXES

The Company recorded income tax expense of $8.4 million and $4.4 million in the three months ended November 2, 2019 and November 3, 2018, respectively. The Company recorded income tax expense of $36.8 million and $14.5 million in the nine months ended November 2, 2019 and November 3, 2018, respectively. The effective tax rate was 13.7% and 18.0% for the three months ended November 2, 2019 and November 3, 2018, respectively. The effective tax rate was 19.5% and 11.8% for the nine months ended November 2, 2019 and November 3, 2018, respectively. The decrease in the effective tax rate for the three months ended November 2, 2019 as compared to the three months November 3, 2018 is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation, whereas the increase in the effective tax rate for the nine months ended November 2, 2019 as compared to the nine months November 3, 2018 is primarily due to lower discrete tax benefits related to net excess tax windfalls from stock-based compensation.

As of November 2, 2019, the Company had $8.3 million of unrecognized tax benefits, of which $7.6 million would reduce income tax expense and the effective tax rate, if recognized. As of February 2, 2019, the Company had $8.5 million of unrecognized tax benefits, of which $7.3 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of November 2, 2019, the Company had $0.6 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 12—NET INCOME PER SHARE

The weighted-average shares used for net income per share are as follows:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Weighted-average shares—basic	18,765,769	22,082,141	19,069,501	21,850,955
Effect of dilutive stock-based awards	4,712,355	4,966,376	4,347,713	4,603,390
Effect of dilutive convertible senior notes (1)	692,048	654,802	392,211	355,690
Weighted-average shares—diluted	24,170,172	27,703,319	23,809,425	26,810,035
(1)	The 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes have an impact on the Company’s dilutive share count beginning at stock prices of $116.09 per share, $118.13 per share, $193.65 per share and $211.40 per share, respectively. The 2019 Notes matured on June 15, 2019 and did not have an impact of the Company’s dilutive share count post-maturity, other than the exercise of warrants as discussed within Note 8—Convertible Senior Notes.

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Options	190,766	348,423	457,300	348,127
Restricted stock units	—	—	—	3,500
Total anti-dilutive stock-based awards	190,766	348,423	457,300	351,627

NOTE 13—SHARE REPURCHASES

Share Repurchase Program

On October 10, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $700.0 million, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700.0 million authorization amount was replenished by the Board of Directors on March 25, 2019. The Company repurchased approximately 2.2 million shares of its common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million, during the first quarter of fiscal 2019 under this share repurchase program. The Company did not make any repurchases under this program during the three months ended August 3, 2019 or the three months ended November 2, 2019. As of November 2, 2019, there was $450.0 million remaining for future share repurchases under this program.

Share Repurchases Under Equity Plans

As of November 2, 2019 and February 2, 2019, the aggregate unpaid principal amount of the notes payable for share repurchases was $18.7 million and $19.6 million, respectively, of which, as of November 2, 2019, $18.7 million were included in other non-current obligations on the condensed consolidated balance sheets and, as of February 2, 2019, $0.9 million were included in other current liabilities and $18.7 million were included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended November 2, 2019 and November 3, 2018, the Company recorded interest expense on the outstanding notes of $0.2 million. During both the nine months ended November 2, 2019 and November 3, 2018, the Company recorded interest expense on the outstanding notes of $0.7 million.

Of the $18.7 million and $19.6 million notes payable for share repurchases outstanding as of November 2, 2019 and February 2, 2019, respectively, $15.5 million was due to a current board member of the Company.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the condensed consolidated statements of income. The Company recorded stock-based compensation expense of $5.1 million and $3.7 million during the three months ended November 2, 2019 and November 3, 2018, respectively. The Company recorded stock-based compensation expense of $16.1 million and $17.8 million during the nine months ended November 2, 2019 and November 3, 2018, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of November 2, 2019, 7,309,386 options were outstanding with a weighted-average exercise price of $57.54 per share and 5,919,789 options were vested with a weighted-average exercise price of $53.00 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of November 2, 2019 was $864.7 million, $831.9 million, and $727.2 million, respectively. Stock options exercisable as of November 2, 2019 had a weighted-average remaining contractual life of 4.38 years. As of November 2, 2019, the total unrecognized compensation expense related to unvested options was $36.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.34 years.

As of November 2, 2019, the Company had 227,094 restricted stock units outstanding with a weighted-average grant date fair value of $49.09 per share. During the three months ended November 2, 2019, 4,720 restricted stock units vested with a weighted-average grant date and vest date fair value of $62.01 per share. During the nine months ended November 2, 2019, 162,595 restricted stock units vested with a weighted-average grant date and vest date fair value of $56.91 per share. As of November 2, 2019, there was $6.7 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 1.71 years.

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Appreciation Rights is determined based on an OPM. The Company did not record any expense related to the Appreciation Rights during both the three and nine months ended November 2, 2019 and November 3, 2018. As of both November 2, 2019 and February 2, 2019, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. For both the three months ended November 2, 2019 and November 3, 2018, the Company recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. For both the nine months ended November 2, 2019 and November 3, 2018, the Company recorded $0.3 million related to the Profit Interests. As of November 2, 2019 and February 2, 2019, the liability associated with the Profit Interests was $1.5 million and $1.1 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of November 2, 2019.

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

Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. An amended consolidated complaint was filed in June 2017 asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint asserts claims purportedly on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to statements regarding the roll out of the RH Modern product line and the Company’s inventory levels. The complaint seeks class certification, monetary damages, and other appropriate relief, including an award of costs and attorneys’ fees. On March 21, 2019, the Company and the individual defendants in the case entered into a binding memorandum of understanding to settle the case. The settlement amount is $50 million, which was funded entirely by the Company’s insurance carriers. On May 6, 2019, the plaintiffs filed a motion for preliminary approval of the proposed settlement together with a settlement agreement executed by both parties. The settlement agreement was subject to customary conditions including court approval following notice to the Company's shareholders, and a hearing at which time the court will consider the fairness, reasonableness and adequacy of the settlement. On June 21, 2019, the court issued an order preliminarily approving the settlement. The court granted final approval of the settlement on October 25, 2019. As a result of the court approval and adjudication of the claims, as well as the Company’s insurance carriers funding the settlement amount, the Company has derecognized the provision for legal settlement and unpaid legal fees within other current liabilities and the associated litigation insurance recovery receivable on the condensed consolidated balance sheets as of November 2, 2019, which settlement resolved all of the claims that were or could have been brought in the action.

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

NOTE 16—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”). The Company has determined that the Chief Executive Officer is its CODM. As of November 2, 2019, the Company had two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, sales through the Company’s websites, sales through stores, and sales through the commercial channel.

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

Segment Information

The following tables presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Three Months Ended
	November 2,			November 3,
	2019			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$645,378	$32,148	$677,526	$604,322	$32,236	$636,558
Gross profit	270,721	13,445	284,166	236,432	13,589	250,021
Depreciation and amortization	22,316	1,119	23,435	21,739	1,256	22,995

	Nine Months Ended
	November 2,			November 3,
	2019			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$1,881,412	$101,049	$1,982,461	$1,737,933	$96,829	$1,834,762
Gross profit	769,133	42,805	811,938	687,643	40,055	727,698
Depreciation and amortization	72,490	3,455	75,945	61,448	3,486	64,934

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	November 2,			February 2,
	2019			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,376	$—	$124,376	$124,379	$—	$124,379
Tradenames, trademarks and domain names (2)	48,563	37,459	86,022	48,563	37,459	86,022
Total assets	2,218,772	143,241	2,362,013	2,273,951	149,067	2,423,018
(1)	The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of February 2, 2019, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) asset impairments and change in useful lives, (ii) severance costs associated with reorganizations, (iii) product recall accruals and adjustments, (iv) asset held for sale gain, (v) legal settlements, net of legal expenses, (vi) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks and (vii) costs associated with distribution center closures. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that management reviews.

The following table presents segment operating income and income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Operating income:
RH Segment	$86,936	$60,853	$260,429	$185,705
Waterworks	825	222	2,839	(6)
Asset impairments and change in useful lives	(1,031)	(3,411)	(7,052)	(3,411)
Reorganization related costs	(1,075)	(7,564)	(1,075)	(9,285)
Recall accrual	2,053	(3,986)	3,988	(2,668)
Asset held for sale gain	1,529	—	1,529	—
Legal settlements	—	—	1,193	5,289
Impact of inventory step-up	—	—	—	(380)
Distribution center closures	—	(3,886)	—	(3,046)
Income from operations	89,237	42,228	261,851	172,198
Interest expense—net	21,564	17,695	67,195	48,260
Loss on extinguishment of debt—net	6,857	—	5,903	917
Income before income taxes	$60,816	$24,533	$188,753	$123,021

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Furniture	$467,524	$418,895	$1,349,861	$1,201,737
Non-furniture	210,002	217,663	632,600	633,025
Total net revenues	$677,526	$636,558	$1,982,461	$1,834,762

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of November 2, 2019, the Company operates 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of the Company’s revenues in the three and nine months ended November 2, 2019 or November 3, 2018.

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

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This quarterly report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections and may relate to our financial condition, results of operations, normalized tax rate, free cash flow, growth, plans, capital expenditures, objectives, sources and uses of capital, future financing efforts through equity, debt or convertible debt or notes offerings, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “short-term,” “non-recurring,” “one-time,” “unusual,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions we have made in light of our experience in the industry and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are reasonable. However, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results including matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, in our Quarterly Reports on Form 10-Q for the quarterly period ended May 4, 2019 ( “First Quarter Form 10-Q”) and ended August 3, 2019 ( “Second Quarter Form 10-Q”), in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (“2018 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our First Quarter Form 10-Q, Second Quarter Form 10-Q and in our 2018 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites.

As of November 2, 2019, we operated the following number of retail Galleries, outlets and showrooms:

RH
Design Galleries	21
Legacy Galleries	42
Modern Galleries	2
Baby & Child Galleries	5
Total RH Galleries	70
Outlets	39

Waterworks Showrooms	15

As of November 2, 2019, seven of our RH Design Galleries include an integrated RH Hospitality experience and we plan to incorporate hospitality, including cafés, wine vaults and barista bars in most of the new Galleries that we open in the future.

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

New Design Gallery sites are identified based on a variety of factors, such as the availability of suitable new site locations based on several store specific aspects including geographic location, demographics, and proximity to affluent consumers, and the negotiation of favorable economic terms to us for the new location, as well as satisfactory and timely completion of real estate development including procurement of permits and completion of construction. Based on our analysis, we believe we have the opportunity to operate Design Galleries in 60 to 70 locations in the United States and Canada. The number of Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects, which we have experienced with some of our recent projects.

We opened our Portland Design Gallery in March 2018, our Nashville Design Gallery in June 2018, our New York Design Gallery and our Yountville Design Gallery in September 2018, and our Minneapolis Design Gallery in September 2019. Our Galleries in Nashville, New York, Yountville and Minneapolis include integrated cafés, wine vaults and barista bars.

We have identified key learnings from our real estate transformation that have supported the development of a new multi-tier market approach that we believe will optimize both market share and return on invested capital.

First, we have developed a new RH prototype Design Gallery that is an innovative and flexible blueprint which we believe will enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. The new model is a standard we will utilize in the future that is based on key learnings from our recent Gallery openings and will have approximately 38,000 leased selling square feet inclusive of our integrated hospitality experience. This prototype will present our assortments from RH Interiors, Modern, Baby & Child, Teen and Outdoor and contain interior design offices and presentation rooms where design professionals can work with clients on their projects. Due to the reduced square footage compared to our recent Design Gallery openings and efficient design, this new model will be more capital efficient with less time and cost risk, but yield similar productivity. We anticipate the new prototype Design Galleries will represent most of our future Design Galleries in the United States and Canada. Our most recently opened Design Gallery in Minneapolis is a prototype Design Gallery, and upcoming prototype locations include Columbus, OH and Charlotte, NC.

Second, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York and Chicago. These iconic locations are highly profitable statements for our brand, and we believe they create a long-term competitive advantage that will be difficult to duplicate. RH New York, our largest and most important new Gallery, continues to generate revenues that exceed initial expectations.

Third, we will continue to open indigenous Bespoke Galleries in the best second home markets where the wealthy and affluent visit and vacation. These Galleries are tailored to reflect the local culture and are sized to the potential of each market. Examples of indigenous Bespoke Galleries include the Hamptons, Palm Beach, Yountville and Aspen.

Fourth, we are developing a new Gallery model tailored to secondary markets. Targeted to be 10,000 to 18,000 square feet, we believe these smaller expressions of our brand will enable us to gain share in markets currently only served by smaller competitors. Examples of target secondary markets include Hartford, CT, Oklahoma City, OK and Milwaukee, WI, among others. We expect these Galleries to require a substantially smaller net investment than our larger Design Galleries and to pay back our capital investment in most instances within two years or less. Our plan is to test a few of these Galleries over the next several years, and if proven successful, this format could lead to an increase in our long-term Gallery potential in the United States and Canada.

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

Like our evolving multi-tier market approach, we have developed a multi-tier real estate strategy that is designed to significantly increase our unit level profitability and return on invested capital. Our three primary deal constructs are outlined below:

●	First, due to the productivity and proof of concept of our recent new Galleries, and the addition of a powerful, traffic-generating hospitality experience, we are able to negotiate “capital light” leasing deals, where as much as 65% to 100% of the capital requirement would be funded by the landlord, versus 35% to 50% previously.
●	Second, in several of our current projects, we are migrating from a leasing to a development model. We currently have two Galleries, Yountville and Minneapolis, using this new model, and have additional projects in the pipeline. In the case of Yountville and Minneapolis, we have completed or expect to complete a sale-leaseback that should allow us to recoup all or a large portion of our capital. In some cases we believe we may be able to pre-sell the property and structure the transaction where the capital to build the project is advanced by the buyer during construction, which could require zero upfront capital from us.
●	Third, we are working on joint venture projects, where we share the upside of a development with the developer/landlord. An example of this new model would be our future Gallery and Guesthouse in Aspen, where we are contributing the value of our lease to the development in exchange for a profits interest in the project. The developer will deliver to RH a substantially turnkey Gallery and Guesthouse, while we continue to retain a 20% and 25% profits interest in the properties, respectively. We would expect to monetize the profits interest at the time of sale of the properties during the first five years. The net result should be a minimal capital investment to operationalize the business, with the expectation for a net positive capital benefit at time of monetization of the profits interest.

We anticipate that all of the above deal structures should lead to lower capital requirements, higher unit profitability, and significantly higher return on invested capital versus our prior Gallery development strategies.

●	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
●	transforming our real estate platform;
●	growing our merchandise assortment and introducing new products and categories;
●	expanding our service offerings, including interior design services;
●	exploring and testing new business opportunities complementary to our core business; and
●	increasing our brand awareness and customer loyalty through our Source Book circulation strategy, membership program, our digital marketing initiatives, advertising, and public relations activities and events.

During fiscal 2017 and fiscal 2018 we deferred the introduction of major new product category expansions other than the ongoing development of RH Hospitality in conjunction with new Design Galleries. In fiscal 2019 we resumed introducing expansions in our merchandise assortment including a number of new merchandise collections in both RH Interiors and RH Modern, as well as the launch of RH Beach House in the Spring and RH Ski House in the Fall.

We also plan to increase our investment in RH Interior Design with a goal of building the leading interior design firm in North America. We believe there is a significant revenue opportunity by offering world class design and installation services as we move the brand beyond creating and selling products, to conceptualizing and selling spaces.

●	Architect New Operating Platform. We have spent the last three years architecting a new operating platform, inclusive of transitioning from a promotional to membership model, our distribution center network redesign, the redesign of our reverse logistics and outlet business, and the reconceptualization of our home delivery and customer experience, which enables us to drive lower costs and inventory levels, and higher earnings and inventory turns. Looking forward, we expect this multi-year effort to result in a dramatically improved customer experience, continued margin enhancement and significant cost savings over the next several years.
●	Grow Our Integrated Hospitality Experience. In 2015 we began to introduce an integrated hospitality experience, including cafés, wine vaults and barista bars, into a number of our new Gallery locations. The success of our initial hospitality offering in Chicago led us to broaden this initiative by adding hospitality to a number of our other new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries. Seven of our RH Design Galleries include an integrated RH Hospitality experience, including our Yountville Gallery.
●	Pursue International Expansion. We believe that our luxury brand positioning and unique aesthetic will have strong international appeal. As such, we believe there is tremendous opportunity for the RH brand to expand globally and are currently exploring opportunities for Design Galleries in several locations outside the United States, including the United Kingdom and Europe.

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

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience, simplify our distribution network and improve our organizational design including by streamlining and realigning our home office operations, as well as to expand our product offering and transform our real estate using a range of different models for specific real estate development projects. Many of these initiatives and other initiatives such as our transition to a direct sourcing model for our rug business have improved our operating margins, but other initiatives such as RH Hospitality and RH Guesthouse are expected to offset some planned margin improvement next year due to our investments in those platforms. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. For example, our efforts to optimize our distribution network could cause us to incur costs and expenses in the short term with respect to changes in the way in which we operate our business. We also have experienced delays in development timelines for some of our recent projects, and delays in completion of our real estate development projects or costs overruns could negatively affect our results of operation and revenues. Further, macroeconomic or political events outside of our control could impact our ability to pursue our initiatives or the success of such initiatives. For example, while we believe that the tariffs imposed to date on most of our goods sourced from China have not had an adverse effect on our results of operations, including our revenues, margins and earnings, there can be no assurance that the existing tariffs and the additional tariffs that will become effective, as well as other future tariffs that may be imposed, will not adversely affect our results of operation in future time periods. In addition, in recent periods the stock market has experienced significant volatility as well as periods of significant decline, which may negatively affect the financial health and demand levels of high-end consumers, and we can provide no assurance as to whether such trends will occur in the future. The housing market is affected by a range of factors including home prices and interest rates and slowdowns in the housing market can have a negative impact on demand for our products. Factors that affect the higher end housing market in particular may have an outsized influence on our levels of consumer demand since our business is geared toward the higher end of the home furnishings market. The above factors and other current and future operational initiatives may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income and other financial and operating data.

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	(in thousands)
Condensed Consolidated Statements of Income:
Net revenues	$677,526	$636,558	$1,982,461	$1,834,762
Cost of goods sold	393,360	386,537	1,170,523	1,107,064
Gross profit	284,166	250,021	811,938	727,698
Selling, general and administrative expenses	194,929	207,793	550,087	555,500
Income from operations	89,237	42,228	261,851	172,198
Other expenses
Interest expense—net	21,564	17,695	67,195	48,260
Loss on extinguishment of debt—net	6,857	—	5,903	917
Total other expenses	28,421	17,695	73,098	49,177
Income before income taxes	60,816	24,533	188,753	123,021
Income tax expense	8,353	4,419	36,811	14,540
Net income	$52,463	$20,114	$151,942	$108,481
Other Financial and Operating Data:
Adjusted net income (1)	$65,446	$43,184	$185,117	$130,345
Adjusted EBITDA (2)	$116,312	$87,755	$350,413	$268,549

Capital expenditures	$39,331	$30,362	$64,614	$73,278
Landlord assets under construction—net of tenant allowances	21,832	11,960	49,387	39,605
Adjusted net capital expenditures (3)	$61,163	$42,322	$114,001	$112,883

(1)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	(in thousands)
Net income	$52,463	$20,114	$151,942	$108,481
Adjustments pre-tax:
Amortization of debt discount (a)	9,638	11,283	31,245	27,555
Asset impairments and change in useful lives (b)	1,031	—	7,052	—
Loss on extinguishment of debt—net (c)	6,857	—	5,903	917
Reorganization related costs (d)	1,075	7,564	1,075	9,285
Recall accrual (e)	(2,053)	3,986	(3,988)	2,668
Asset held for sale gain (f)	(1,529)	—	(1,529)	—
Legal settlements (g)	—	—	(1,193)	(5,289)
Lease losses (h)	—	3,411	—	3,411
Distribution center closures (i)	—	3,886	—	3,046
Impact of inventory step-up (j)	—	—	—	380
Subtotal adjusted items	15,019	30,130	38,565	41,973
Impact of income tax items (k)	(2,036)	(7,060)	(5,390)	(20,109)
Adjusted net income	$65,446	$43,184	$185,117	$130,345
(a)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and for the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.9 million and $0.7 million during the three months ended November 2, 2019 and November 3, 2018, respectively. Amounts are presented net of interest capitalized for capital projects of $2.3 million and $2.1 million during the nine months ended November 2, 2019 and November 3, 2018, respectively. The 2019 Notes matured on June 15, 2019 and did not impact amortization of debt discount post-maturity.
(b)	The adjustment in the nine months ended November 2, 2019 includes $4.9 million of accelerated depreciation expense due to a change in the estimated useful lives of certain assets in the nine months ended November 2, 2019, as well as a $0.5 million charge related to the termination of a service agreement associated with such assets. In addition, the three and nine months ended November 2, 2019 include asset impairments of $1.0 million and $1.6 million, respectively.

(c)	The three and nine months ended November 2, 2019 include a $6.7 million loss on extinguishment of debt related to the second lien term loan which was repaid in full in September 2019, as well as the acceleration of $0.2 million of debt issuance costs related to early repayment of a portion of the FILO term loan. The nine months ended November 2, 2019 also includes a $1.0 million gain on extinguishment of debt upon the maturity and settlement of the 2019 Notes in June 2019. The nine months ended November 3, 2018 represents a loss on extinguishment of debt related to the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in June 2018.
(d)	Represents severance costs and related taxes associated with reorganizations.
(e)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims. The recall adjustments had the following effect on our income before taxes:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	(in thousands)
Reduction of net revenues	$(804)	$1,948	$(391)	$3,801
Impact on cost of goods sold	(991)	1,738	(3,372)	(1,778)
Impact on gross profit	(1,795)	3,686	(3,763)	2,023
Incremental selling, general and administrative expenses	(258)	300	(225)	645
Impact on income before income taxes	$(2,053)	$3,986	$(3,988)	$2,668

(f)	Represents the net gain on real estate related to asset held for sale and other land sales.
(g)	Represents legal settlements, net of related legal expenses.
(h)	Represents an additional lease related charge due to the remeasurement of the lease loss liability for RH Contemporary Art resulting from an update to both the timing and the amount of future estimated lease related cash inflows.
(i)	Represents disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs associated with distribution center closures.
(j)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(k)	The adjustment for the three months ended November 2, 2019 represents the tax effect of the adjusted items based on our effective tax rate of 13.7%. The adjustment for the nine months ended November 2, 2019 is based on an adjusted tax rate of 18.6%, which is calculated using a 21% normalized tax rate for the three months ended May 4, 2019 and the three months ended August 3, 2019, and the effective tax rate of 13.7% for the three months ended November 2, 2019. The three and nine months ended November 3, 2018 assume a normalized tax rate of 21%.
(2)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense and income tax expense. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation.

The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	(in thousands)
Net income	$52,463	$20,114	$151,942	$108,481
Depreciation and amortization	23,435	22,995	75,945	64,934
Interest expense—net	21,564	17,695	67,195	48,260
Income tax expense	8,353	4,419	36,811	14,540
EBITDA	105,815	65,223	331,893	236,215
Stock-based compensation (a)	5,116	3,685	16,109	17,916
Loss on extinguishment of debt—net (b)	6,857	—	5,903	917
Asset impairments and change in useful lives (b)	1,031	—	2,143	—
Reorganization related costs (b)	1,075	7,564	1,075	9,285
Recall accrual (b)	(2,053)	3,986	(3,988)	2,668
Asset held for sale gain (b)	(1,529)	—	(1,529)	—
Legal settlements (b)	—	—	(1,193)	(5,289)
Lease losses (b)	—	3,411	—	3,411
Distribution center closures (b)	—	3,886	—	3,046
Impact of inventory step-up (b)	—	—	—	380
Adjusted EBITDA	$116,312	$87,755	$350,413	$268,549
(a)	Represents non-cash compensation related to equity awards granted to employees.
(b)	Refer to the reconciliation of net income to adjusted net income table above and the related footnotes for additional information.

(3)	We define adjusted net capital expenditures as (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

The following tables present RH Gallery and Waterworks showroom metrics and exclude outlets:

	Nine Months Ended
	November 2,		November 3,
	2019		2018
		Total Leased		Total Leased
		Selling Square		Selling Square
	Store Count	Footage (1)	Store Count	Footage (1)
		(in thousands)		(in thousands)
Beginning of period	86	1,089	83	981
Design Galleries:
Minneapolis Design Gallery	1	32.9	—	—
Portland Design Gallery	—	—	1	26.0
Nashville Design Gallery	—	—	1	45.6
New York Design Gallery	—	—	1	50.5
Yountville Design Gallery	—	—	1	6.7
Modern Galleries:
Dallas RH Modern Gallery (relocation)	—	(4.5)	—	—
Dallas RH Modern Gallery	—	—	1	8.2
Baby & Child Galleries:
Dallas RH Baby & Child Gallery	(1)	(3.7)	1	3.7
Portland RH Baby & Child Gallery	—	—	1	4.7
Legacy Galleries:
Minneapolis legacy Gallery	(1)	(13.3)	—	—
Dallas legacy Gallery (relocation)	—	(2.6)	—	—
San Antonio legacy Gallery (relocation)	—	(3.8)	—	—
Portland legacy Gallery	—	—	(1)	(4.7)
Nashville legacy Gallery	—	—	(1)	(7.1)
Washington DC legacy Gallery	—	—	(1)	(5.6)
New York legacy Gallery	—	—	(1)	(21.4)
Waterworks Showrooms:
Waterworks Scottsdale Showroom (relocation)	—	—	—	1.1
End of period	85	1,094	86	1,089
(1)	Leased selling square footage is retail space at our stores used to sell our products. Leased selling square footage excludes backrooms at retail stores used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a store, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 37,700 square feet related to two owned store locations as of November 2, 2019 and approximately 11,600 square feet related to two owned store locations as of November 3, 2018.

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	(in thousands)
Total leased square footage at end of period (1)	1,480	1,467	1,480	1,467
Weighted-average leased square footage (2)	1,462	1,439	1,458	1,384
Weighted-average leased selling square footage (2)	1,082	1,069	1,080	1,029
(1)	Total leased square footage includes approximately 48,700 square feet related to two owned store locations as of November 2, 2019 and approximately 16,100 square feet related to two owned store locations as of November 3, 2018.
(2)	Weighted-average leased square footage and leased selling square footage is calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

The following table sets forth our condensed consolidated statements of income as a percentage of total net revenues.

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Condensed Consolidated Statements of Income:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.1	60.7	59.0	60.3
Gross profit	41.9	39.3	41.0	39.7
Selling, general and administrative expenses	28.7	32.7	27.8	30.3
Income from operations	13.2	6.6	13.2	9.4
Other expenses
Interest expense—net	3.2	2.7	3.4	2.7
Loss on extinguishment of debt—net	1.0	—	0.3	—
Total other expenses	4.2	2.7	3.7	2.7
Income before income taxes	9.0	3.9	9.5	6.7
Income tax expense	1.3	0.7	1.8	0.8
Net income	7.7%	3.2%	7.7%	5.9%

Three Months Ended November 2, 2019 Compared to Three Months Ended November 3, 2018

	Three Months Ended
	November 2,			November 3,
	2019			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
	(in thousands)
Net revenues	$645,378	$32,148	$677,526	$604,322	$32,236	$636,558
Cost of goods sold	374,657	18,703	393,360	367,890	18,647	386,537
Gross profit	270,721	13,445	284,166	236,432	13,589	250,021
Selling, general and administrative expenses	182,309	12,620	194,929	194,426	13,367	207,793
Income from operations	$88,412	$825	$89,237	$42,006	$222	$42,228

Net revenues

Consolidated net revenues increased $41.0 million, or 6.4%, to $677.5 million in the three months ended November 2, 2019 compared to $636.6 million in the three months ended November 3, 2018.

Consolidated net revenues for the three months ended November 2, 2019 were positively impacted by $0.8 million and for the three months ended November 3, 2018 were negatively impacted by $1.9 million, in each case related to product recalls. Excluding the product recall adjustments, consolidated net revenues increased $38.2 million, or 6.0%, to $676.7 million in the three months ended November 2, 2019 compared to $638.5 million in the three months ended November 3, 2018. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

RH Segment net revenues

RH Segment net revenues increased $41.1 million, or 6.8%, to $645.4 million in the three months ended November 2, 2019 compared to $604.3 million in the three months ended November 3, 2018. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment core net revenues increased primarily due to existing Galleries, as well as an increase in retail weighted-average selling square footage related to new store openings, including New York, Minneapolis and Yountville. Net revenues also increased from our Contract business and Hospitality operations.

RH Segment outlet sales increased $13.5 million to $60.7 million in the three months ended November 2, 2019 compared to $47.2 million in the three months ended November 3, 2018 primarily due to increased promotional activity as a result of our efforts to reduce inventory subsequent to the distribution center closure of as part of the distribution center network redesign, as well as an increase of two outlet locations year over year.

RH Segment net revenues for the three months ended November 2, 2019 were positively impacted by $0.8 million and for the three months ended November 3, 2018 were negatively impacted by $1.9 million, in each case related to product recalls.

Waterworks net revenues

Waterworks net revenues decreased $0.1 million, or 0.3%, to $32.1 million in the three months ended November 2, 2019 compared to $32.2 million in the three months ended November 3, 2018.

Gross profit

Consolidated gross profit increased $34.1 million, or 13.7%, to $284.2 million in the three months ended November 2, 2019 from $250.0 million in the three months ended November 3, 2018. As a percentage of net revenues, consolidated gross margin increased 2.6% to 41.9% of net revenues in the three months ended November 2, 2019 from 39.3% of net revenues in the three months ended November 3, 2018.

RH Segment gross profit for the three months ended November 2, 2019 was favorably impacted by $1.8 million related to product recall adjustments. RH Segment gross profit for the three months ended November 3, 2018 was negatively impacted by $3.7 million related to the reduction of revenue, incremental costs and inventory costs associated with product recalls and was negatively impacted by $1.5 million related to costs associated with distribution center closure.

Excluding the product recall adjustments and costs associated with the distribution center closure mentioned above, consolidated gross margin would have increased 1.7% to 41.7% of net revenues in the three months ended November 2, 2019 from 40.0% of net revenues in the three months ended November 3, 2018.

RH Segment gross profit

RH Segment gross profit increased $34.3 million, or 14.5%, to $270.7 million in the three months ended November 2, 2019 from $236.4 million in the three months ended November 3, 2018. As a percentage of net revenues, RH Segment gross margin increased 2.8% to 41.9% of net revenues in the three months ended November 2, 2019 from 39.1% of net revenues in the three months ended November 3, 2018.

Excluding the product recall adjustments and costs associated with the distribution center closure mentioned above, RH Segment gross margin would have increased 1.9% to 41.7% of net revenues in the three months ended November 2, 2019 from 39.8% of net revenues in the three months ended November 3, 2018. The increase was primarily related to improvements in our distribution center network redesign resulting in reduced delivery expense and leverage in occupancy costs, as well as improvements in our core merchandise margins. The overall increase was partially offset by lower outlet product margins due to increased promotional activity and higher discounts due to our efforts to reduce inventory subsequent to the distribution center closure.

Waterworks gross profit

Waterworks gross profit decreased $0.1 million, or 1.1%, to $13.4 million in the three months ended November 2, 2019 from $13.6 million in the three months ended November 3, 2018. As a percentage of net revenues, Waterworks gross margin decreased 0.4% to 41.8% of net revenues in the three months ended November 2, 2019 from 42.2% of net revenues in the three months ended November 3, 2018.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $12.9 million, or 6.2%, to $194.9 million in the three months ended November 2, 2019 compared to $207.8 million in the three months ended November 3, 2018.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $12.1 million, or 6.2%, to $182.3 million in the three months ended November 2, 2019 compared $194.4 million in the three months ended November 3, 2018.

RH Segment selling, general and administrative expenses for the three months ended November 2, 2019 included reorganization related costs of $1.1 million and asset impairments of $1.0 million, partially offset by gain on asset held for sale of $1.5 million and $0.3 million related to product recalls.

RH Segment selling, general and administrative expenses for the three months ended November 3, 2018 included a $7.6 million charge related to reorganizations primarily due to streamlining and realigning our home office operations, $3.4 million related to a remeasurement of the RH Contemporary Art lease loss liability, $2.4 million related to costs associated with a distribution center closure and $0.3 million related to product recalls.

Excluding the adjustments for the reorganizations, asset impairments, gain on asset held for sale, remeasurement of the RH Contemporary Art lease loss liability, costs associated with distribution center closures and product recalls mentioned above, RH Segment selling, general and administrative expenses were 28.2% and 29.8% of net revenues for the three months ended November 2, 2019 and November 3, 2018, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a decrease in preopening expenses and leverage in other corporate expenses.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $0.7 million, or 5.6%, to $12.6 million in the three months ended November 2, 2019 compared to $13.4 million in the three months ended November 3, 2018. Waterworks selling, general and administrative expenses were 39.3% and 41.5% of net revenues for the three months ended November 2, 2019 and November 3, 2018, respectively.

Interest expense—net

Interest expense—net increased $3.9 million to $21.6 million for the three months ended November 2, 2019 compared to $17.7 million for the three months ended November 3, 2018. Interest expense—net consisted of the following:

	Three Months Ended
	November 2,	November 3,
	2019	2018
	(in thousands)
Amortization of convertible senior notes debt discount	$10,566	$12,024
Finance lease interest expense	5,678	4,843
Term loans	3,795	—
Amortization of debt issuance costs and deferred financing fees	1,054	981
Promissory notes	1,099	260
Asset based credit facility	830	174
Other interest expense	408	443
Capitalized interest for capital projects	(1,387)	(748)
Interest income	(479)	(282)
Total interest expense—net	$21,564	$17,695

Loss on extinguishment of debt—net

We incurred a $6.9 million loss on extinguishment of debt in the three months ended November 2, 2019 primarily due to the repayment in full of the Second Lien Term Loan (as defined below) in September 2019, which resulted in a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million. Additionally, $0.2 million of accelerated debt issuance costs were recorded related to the early repayment of a portion of the FILO term loan in the three months ended November 2, 2019.

Income tax expense

Income tax expense was $8.4 million and $4.4 million in the three months ended November 2, 2019 and November 3, 2018, respectively. Our effective tax rate was 13.7% and 18.0% for the three months ended November 2, 2019 and November 3, 2018, respectively. The decrease in our effective tax rate is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in the three months ended November 2, 2019 as compared to the three months ended November 3, 2018.

Nine Months Ended November 2, 2019 Compared to Nine Months Ended November 3, 2018

	Nine Months Ended
	November 2,			November 3,
	2019			2018
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$1,881,412	$101,049	$1,982,461	$1,737,933	$96,829	$1,834,762
Cost of goods sold	1,112,279	58,244	1,170,523	1,050,290	56,774	1,107,064
Gross profit	769,133	42,805	811,938	687,643	40,055	727,698
Selling, general and administrative expenses	510,121	39,966	550,087	515,059	40,441	555,500
Income (loss) from operations	$259,012	$2,839	$261,851	$172,584	$(386)	$172,198
(1)	Waterworks results include non-cash amortization of $0.4 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during the nine months ended November 3, 2018. No amortization was recorded during the nine months ended November 2, 2019.

Net revenues

Consolidated net revenues increased $147.7 million, or 8.1%, to $1,982.5 million in the nine months ended November 2, 2019 compared to $1,834.8 million in the nine months ended November 3, 2018.

Consolidated net revenues for the nine months ended November 2, 2019 were positively impacted by $0.4 million and for the nine months ended November 3, 2018 were negatively impacted by $3.8 million related to product recalls. Excluding the product recall adjustments, consolidated net revenues increased $143.5 million, or 7.8%, to $1,982.1 million in the nine months ended November 2, 2019 compared to $1,838.6 million in the nine months ended November 3, 2018. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

RH Segment net revenues

RH Segment net revenues increased $143.5 million, or 8.3%, to $1,881.4 million in the nine months ended November 2, 2019 compared to $1,737.9 million in the nine months ended November 3, 2018. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment core net revenues increased primarily due to existing Galleries, as well as an increase in retail weighted-average selling square footage related to new store openings, including New York, Nashville, Yountville and Minneapolis. Net revenues also increased from our Hospitality operations and Contract business.

RH Segment outlet sales increased $41.9 million to $170.2 million in the nine months ended November 2, 2019 compared to $128.3 million in the nine months ended November 3, 2018 primarily due to increased promotional activity as a result of our efforts to reduce inventory subsequent to the distribution center closures of as part of the distribution center network redesign, as well as an increase of two outlet locations year over year.

RH Segment net revenues for the nine months ended November 2, 2019 were positively impacted by $0.4 million and for the nine months ended November 3, 2018 were negatively impacted by $3.8 million related to the reduction of revenue associated with product recalls.

Waterworks net revenues

Waterworks net revenues increased $4.2 million, or 4.4%, to $101.0 million in the nine months ended November 2, 2019 compared to $96.8 million in the nine months ended November 3, 2018.

Gross profit

Consolidated gross profit increased $84.2 million, or 11.6%, to $811.9 million in the nine months ended November 2, 2019 from $727.7 million in the nine months ended November 3, 2018. As a percentage of net revenues, consolidated gross margin increased 1.3% to 41.0% of net revenues in the nine months ended November 2, 2019 from 39.7% of net revenues in the nine months ended November 3, 2018.

RH Segment gross profit for the nine months ended November 2, 2019 was negatively impacted by $4.9 million related to the acceleration of depreciation due to a change in the estimated useful lives of certain assets and was positively impacted by $3.8 million related to product recalls. RH Segment gross profit for the nine months ended November 3, 2018 was negatively impacted by $2.0 million related to the reduction of revenue, incremental costs and inventory charges associated with product recalls, partially offset by insurance reimbursements associated with product recalls, and gross profit was also negatively impacted by $1.5 million related to costs associated with a distribution center closure.

Waterworks gross profit for the nine months ended November 3, 2018 was negatively impacted by $0.4 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the acceleration of depreciation, product recall adjustments, costs associated with a distribution center closure and impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 1.2% to 41.0% of net revenues in the nine months ended November 2, 2019 from 39.8% of net revenues in the nine months ended November 3, 2018.

RH Segment gross profit

RH Segment gross profit increased $81.5 million, or 11.9%, to $769.1 million in the nine months ended November 2, 2019 from $687.6 million in the nine months ended November 3, 2018. As a percentage of net revenues, RH Segment gross margin increased 1.3% to 40.9% of net revenues in the nine months ended November 2, 2019 from 39.6% of net revenues in the nine months ended November 3, 2018.

Excluding the acceleration of depreciation, product recall and costs associated with a distribution center closure adjustments mentioned above, RH Segment gross margin would have increased 1.3% to 41.0% of net revenues in the nine months ended November 2, 2019 from 39.7% of net revenues in the nine months ended November 3, 2018. The increase was primarily related to improvements in our distribution center network redesign resulting in reduced delivery expense and leverage in occupancy costs, as well as improvements in our core merchandise margins. The overall increase was partially offset by lower outlet product margins due to increased promotional activity and higher discounts due to our efforts to reduce inventory subsequent to the distribution center closure.

Waterworks gross profit

Waterworks gross profit increased $2.8 million, or 6.9%, to $42.8 million in the nine months ended November 2, 2019 from $40.1 million in the nine months ended November 3, 2018. As a percentage of net revenues, Waterworks gross margin increased 1.0% to 42.4% of net revenues in the nine months ended November 2, 2019 from 41.4% of net revenues in the nine months ended November 3, 2018.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have increased 0.6% to 42.4% of net revenues in the nine months ended November 2, 2019 from 41.8% of net revenues in the nine months ended November 3, 2018.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $5.4 million, or 1.0%, to $550.1 million in the nine months ended November 2, 2019 compared to $555.5 million in the nine months ended November 3, 2018.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $4.9 million, or 1.0%, to $510.1 million in the nine months ended November 2, 2019 compared $515.1 million in the nine months ended November 3, 2018.

RH Segment selling, general and administrative expenses for the nine months ended November 2, 2019 included asset impairments of $2.1 million and reorganization related costs of $1.1 million, partially offset by gain on asset held for sale of $1.5 million, a favorable $1.2 million legal settlement related to historical freight charges and $0.2 million related to product recalls.

RH Segment selling, general and administrative expenses for the nine months ended November 3, 2018 included a $9.3 million charge related to reorganizations, primarily due to streamlining and realigning our home office operations, as well as due to a distribution center closure, $3.4 million related to a remeasurement of the RH Contemporary Art lease loss liability, $1.6 million related to costs associated with a distribution center closure and $0.6 million related to product recalls, partially offset by a favorable $5.3 million legal settlement, net of related legal expenses.

Excluding the adjustments for the reorganizations, remeasurement of the RH Contemporary Art lease loss liability, distribution center closure, asset impairments, product recalls, gain on asset held for sale and legal settlements mentioned above, RH Segment selling, general and administrative expenses were 27.1% and 29.0% of net revenues for the nine months ended November 2, 2019 and November 3, 2018, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in our employment and employment related costs as a result of our organization redesign and, to a lesser extent, leverage in our preopening and other corporate expenses.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $0.5 million, or 1.2%, to $40.0 million in the nine months ended November 2, 2019 compared to $40.4 million in the nine months ended November 3, 2018. Waterworks selling, general and administrative expenses were 39.6% and 41.8% of net revenues for the nine months ended November 2, 2019 and November 3, 2018, respectively.

Interest expense—net

Interest expense—net increased $18.9 million to $67.2 million for the nine months ended November 2, 2019 compared to $48.3 million for the nine months ended November 3, 2018. Interest expense—net consisted of the following:

	Nine Months Ended
	November 2,	November 3,
	2019	2018
	(in thousands)
Amortization of convertible senior notes debt discount	$33,528	$29,669
Finance lease interest expense	16,864	11,254
Term loans	11,605	1,649
Amortization of debt issuance costs and deferred financing fees	3,315	2,649
Asset based credit facility	2,604	3,758
Promissory notes	2,519	1,307
Other interest expense	1,191	1,176
Capitalized interest for capital projects	(3,390)	(2,559)
Interest income	(1,041)	(643)
Total interest expense—net	$67,195	$48,260

Loss on extinguishment of debt—net

We incurred a $5.9 million loss on extinguishment of debt in the nine months ended November 2, 2019 primarily due to the repayment in full of the Second Lien Term Loan in September 2019, which resulted in a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million. In addition, we recognized a $1.0 million gain on extinguishment of debt in the nine months ended November 2, 2019 due to the maturity and settlement of the 2019 Notes in June 2019 and a $0.2 million loss due to accelerated debt issuance costs related to the early repayment of a portion of the FILO term loan. We incurred a $0.9 million loss on extinguishment of debt in the nine months ended November 3, 2018 due to the repayment in full of the LILO term loan, the promissory note secured by our aircraft and the equipment security notes in June 2018, which includes acceleration of amortization of debt issuance costs of $0.6 million and a prepayment penalty of $0.3 million.

Income tax expense

Income tax expense was $36.8 million and $14.5 million in the nine months ended November 2, 2019 and November 3, 2018, respectively. Our effective tax rate was 19.5% and 11.8% for the nine months ended November 2, 2019 and November 3, 2018, respectively. The increase in our effective tax rate is primarily due to lower discrete tax benefits related to net excess tax windfalls from stock-based compensation in the nine months ended November 2, 2019 as compared to the nine months November 3, 2018, as well as a discrete tax impact related to the legal settlement in the nine months ended November 3, 2018.

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

We have $985 million in aggregate principal amount of convertible notes outstanding, of which $300 million mature in June 2020, $335 million mature in June 2023 and $350 million mature in September 2024. Based on anticipated strong cash flow generation in 2019 and beyond, we expect to repay the outstanding principal of the convertible notes at maturity in June 2020, June 2023 and September 2024 in cash to minimize dilution. While we anticipate using excess cash, free cash flow and borrowings on our revolving line of credit to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us. We believe the strength of our business and the reduction in leverage we have achieved during the past year puts us in a strong position to take advantage of the capital markets opportunistically. We believe we have multiple financing alternatives available to us on favorable terms that could provide us with additional financial flexibility with respect to capital allocation.

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

Our adjusted net capital expenditures include (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord leased assets, net of tenant allowances received. We anticipate our adjusted net capital expenditures to be $150 million to $160 million in fiscal 2019, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. During the nine months ended November 2, 2019, adjusted net capital expenditures were $114.0 million, inclusive of cash received related to landlord tenant allowances of $22.0 million. Our fiscal 2019 adjusted net capital expenditures are partially offset by proceeds from sales of assets of $24.1 million.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Nine Months Ended
	November 2,	November 3,
	2019	2018
	(in thousands)
Provided by operating activities	$210,997	$96,716
Used in investing activities	(70,536)	(73,278)
Used in financing activities	(108,008)	(39,868)
Increase (decrease) in cash and cash equivalents and restricted cash equivalents	32,450	(16,566)
Cash and cash equivalents and restricted cash equivalents at end of period	38,253	8,748

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the nine months ended November 2, 2019, net cash provided by operating activities was $211.0 million and consisted of net income of $151.9 million and non-cash items of $127.3 million, partially offset by a decrease in cash used for working capital and other activities of $68.3 million. Working capital and other activities consisted primarily of decreases in operating lease liabilities of $61.9 million primarily due to payments made under the related lease agreements, decreases in other current liabilities of $53.0 million, increases in landlord assets under construction of $49.4 million, decreases in accounts payable and accrued expense of $41.5 million related to timing of payments, as well as decreases in other non-current liabilities of $19.1 million. These decreases to working capital were partially offset by decreases in merchandise inventories of $102.8 million.

For the nine months ended November 3, 2018, net cash provided by operating activities was $96.7 million and consisted of net income of $108.5 million and non-cash items of $183.3 million, partially offset by a decrease in cash used for working capital and other activities of $195.1 million. Working capital and other activities consisted primarily of decreases in operating lease liabilities of $57.8 million primarily due to payments made under the agreements, increases in prepaid expenses and other current assets of $51.6 million related to (i) federal and state tax receivables due to prepayments, (ii) prepaid rent, (iii) vendor deposits and (iv) right of return asset for merchandise, increases in inventory of $39.8 million, increases in landlord assets under construction of $39.6 million, decreases in accounts payable and accrued expense of $11.5 million related to timing of payments, as well as increases in accounts receivable of $11.1 million. These decreases to working capital were partially offset by increases in deferred revenue and customer deposits of $20.9 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in information technology and systems infrastructure, and supply chain investments, as well as retail stores.

For the nine months ended November 2, 2019, net cash used in investing activities was $70.5 million, of which $64.6 million primarily related to investments in information technology and systems infrastructure, supply chain investments, and retail stores. In addition, we made a deposit on an asset under construction of $30.0 million, offset by net proceeds from the sale of building and land of $24.1 million in the nine months ended November 2, 2019.

For the nine months ended November 3, 2018, net cash used in investing activities was $73.3 million primarily due to investments in information technology and systems infrastructure, supply chain investments, and retail stores.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings related to credit facilities and other financing arrangements, as well as share repurchases, principal payments under finance lease agreements and other equity related transactions.

For the nine months ended November 2, 2019, net cash used in financing activities was $108.0 million. The $350.0 million 2019 Notes matured in June 2019, of which $278.6 million is presented within net cash used in financing activities and $70.5 million is reflected as non-cash accretion of debt discount upon settlement of debt presented in net cash provided by operating activities. Net cash used in financing activities included repurchases of approximately 2.2 million shares of our common stock for an aggregate repurchase amount of $250.0 million, as well as net repayments of $57.5 million under the asset based credit facility. Net cash used in financing activities include borrowings under a $350.0 million convertible senior notes agreement issued in September 2019, which provided net proceeds of $304.1 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Borrowings under finance arrangements also include net borrowings under the FILO term loan (as defined below) of $90.0 million, $58.7 million of promissory notes secured by certain equipment, and $30.0 million related to a promissory note on an asset under construction.

For the nine months ended November 3, 2018, net cash used in financing activities was $39.9 million primarily due to net repayments of debt of $204.4 million under the asset based credit facility, LILO term loan, equipment loans and promissory note secured by our aircraft and $145.2 million of share repurchases made under the fiscal 2018 $700 million share repurchase program. The repayments of debt described above were partially funded by the $335 million convertible senior notes issued in June 2018, which provided net proceeds of $287.8 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Equity related transactions provided $26.9 million due to $35.8 million of proceeds from exercise of employee stock options, partially offset by $8.9 million of cash paid for employee taxes related to net settlement of equity awards.

Convertible Senior Notes

$350 million 0.00% Convertible Senior Notes due 2024

In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes”). The 2024 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2024 Notes will mature on September 15, 2024, unless earlier purchased by us or converted. The 2024 Notes will not bear interest, except that the 2024 Notes will be subject to “special interest” in certain limited circumstances in the event of our failure to perform certain of our obligations under the indenture governing the 2024 Notes. The 2024 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events are also considered “events of default” under the 2024 Notes, which may result in the acceleration of the maturity of the 2024 Notes, as described in the indenture governing the 2024 Notes.

The initial conversion rate applicable to the 2024 Notes is 4.7304 shares of common stock per $1,000 principal amount of 2024 Notes, or a total of approximately 1.656 million shares for the total $350 million principal amount. The initial conversion rate is equivalent to an initial conversion price of approximately $211.40 per share, which represents a 25% premium to the $169.12 closing share price on the date the 2024 Notes were priced. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2024 Notes, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change.

Prior to June 15, 2024, the 2024 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 2, 2019, none of these conditions have occurred and, as a result, the 2024 Notes were not convertible as of November 2, 2019. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

We may not redeem the 2024 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the 2024 Notes), holders may require us to purchase all or a portion of their 2024 Notes for cash at a price equal to 100% of the principal amount of the 2024 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2024 Notes, we separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2024 Notes and the fair value of the liability component of the 2024 Notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) will be amortized to interest expense using an effective interest rate of 5.74% over the expected life of the 2024 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Debt issuance costs related to the 2024 Notes were comprised of discounts upon original issuance of $3.5 million and third party offering costs of $1.3 million. In accounting for the debt issuance costs related to the issuance of the 2024 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2024 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity (deficit). Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the condensed consolidated balance sheets.

2024 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2024 Notes and exercise of the overallotment option in September 2019, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 1.656 million shares of our common stock at a price of approximately $211.40 per share. The total cost of the convertible note hedge transactions was approximately $91.4 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 1.656 million shares of our common stock at a price of $338.24 per share, which represents a 100% premium to the $169.12 closing share price on the date the 2024 Notes were priced. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 3.3 million shares of common stock (which cap may also be subject to adjustment). We received approximately $50.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until our common stock is above approximately $338.24 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

We recorded a deferred tax liability of $21.7 million in connection with the debt discount associated with the 2024 Notes and recorded a deferred tax asset of $22.7 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

$335 million 0.00% Convertible Senior Notes due 2023

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

The initial conversion rate applicable to the 2023 Notes is 5.1640 shares of common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $193.65 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2023 Notes, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2023, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 2, 2019, none of these conditions have occurred and, as a result, the 2023 Notes were not convertible as of November 2, 2019. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

We may not redeem the 2023 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes), holders may require us to purchase all or a portion of their 2023 Notes for cash at a price equal to 100% of the principal amount of the 2023 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

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

2023 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2023 Notes and the exercise of the overallotment option in June 2018, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 1.730 million shares of our common stock at a price of approximately $193.65 per share. The total cost of the convertible note hedge transactions was approximately $91.9 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 1.730 million shares of our common stock at a price of $309.84 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 3.5 million shares of common stock (which cap may also be subject to adjustment). We received approximately $51.0 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity (deficit), are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

We recorded a deferred tax liability of $22.3 million in connection with the debt discount associated with the 2023 Notes and recorded a deferred tax asset of $22.5 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

$300 million 0.00% Convertible Senior Notes due 2020

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

The initial conversion rate applicable to the 2020 Notes is 8.4656 shares of common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $118.13 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2020 Notes, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2020 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2020, the 2020 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of November 2, 2019, none of these conditions have occurred and, as a result, the 2020 Notes were not convertible as of November 2, 2019. On and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

We may not redeem the 2020 Notes; however, upon the occurrence of a fundamental change (as defined in the indenture governing the 2020 Notes), holders may require us to purchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be purchased plus any accrued and unpaid special interest to, but excluding, the fundamental change purchase date.

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

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 2.540 million shares of our common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was approximately $68.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 2.540 million shares of our common stock at a price of $189.00 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 5.1 million shares of common stock (which cap may also be subject to adjustment). We received approximately $30.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2020 Notes until our common stock is above approximately $189.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity (deficit), are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

We recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the condensed consolidated balance sheets.

$350 million 0.00% Convertible Senior Notes due 2019

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

The initial conversion rate applicable to the 2019 Notes was 8.6143 shares of common stock per $1,000 principal amount of 2019 Notes, which was equivalent to an initial conversion price of approximately $116.09 per share. The conversion rate was subject to adjustment upon the occurrence of certain specified events, but was not adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2019 Notes, we would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elected to convert its 2019 Notes in connection with such make-whole fundamental change.

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

In June 2019, upon the maturity of the 2019 Notes, $350.0 million in aggregate principal amount of the 2019 Notes were settled for $349.0 million in cash and 42 shares of our common stock. As a result, we recognized a gain on extinguishment of debt of $1.0 million in the nine months ended November 2, 2019. As of November 2, 2019, the 2019 Notes are no longer outstanding.

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

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, we entered into convertible note hedge transactions whereby we had the option to purchase a total of approximately 3.015 million shares of our common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was approximately $73.3 million. The convertible note hedge terminated upon the maturity date of the 2019 Notes. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 3.015 million shares of our common stock at a price of $171.98 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 6.0 million shares of common stock (which cap may also be subject to adjustment). The warrants will expire through December 2019. We received approximately $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions met certain accounting criteria, the convertible note hedges were, and warrants are, recorded in stockholders’ equity and are not accounted for as derivatives. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

During the three months ended November 2, 2019, we delivered approximately 54,000 shares upon exercise of the warrants under the terms of the warrant agreements. The warrant agreements expire on December 6, 2019 and we have delivered approximately 65,200 additional shares in the fourth quarter through December 4, 2019.

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset were recorded in deferred tax assets on the condensed consolidated balance sheets. There is no deferred tax asset or liability remaining as of November 2, 2019 due to the maturity of the 2019 Notes.

Asset Based Credit Facility

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”). On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement (the “Credit Agreement”) among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (“First Lien Administrative Agent”), which amended and restated the Original Credit Agreement. The Credit Agreement has a revolving line of credit with initial availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders, whether existing lenders or new lenders, agree to increase their credit commitments. In addition, the Credit Agreement established an $80.0 million last in, last out (“LILO”) term loan facility which was repaid in full in June 2018. The Credit Agreement has a maturity date of June 28, 2022.

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

On April 4, 2019, Restoration Hardware, Inc., entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, (a) established a $120.0 million first in, last out (“FILO”) term loan facility, which amount was fully borrowed as of April 4, 2019 and which incurs interest at a rate that is 1.25% greater than the interest rate applicable to the revolving loans under the Credit Agreement, (b) provided for additional Permitted Indebtedness, as defined in the Credit Agreement, that the loan parties can incur, and (c) modified the borrowing availability under the Credit Agreement in certain circumstances. In October 2019, Restoration Hardware, Inc. repaid $30.0 million under the FILO term loan. As a result, $0.2 million of accelerated debt issuance costs were recorded in interest expense—net in the three months ended November 2, 2019. As of November 2, 2019, there were $90.0 million of borrowings outstanding under the FILO term loan facility, which has a maturity date of June 28, 2022.

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

In addition, under the Credit Agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the Credit Agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the FILO term loan or (y) the FILO term loan borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one.

The Credit Agreement requires a daily sweep of all cash receipts and collections to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $40.0 million and (B) 10% of the sum of (a) the lesser of (x) the aggregate revolving commitments under the credit agreement and (y) the aggregate revolving borrowing base, plus (b) the lesser of (x) the then outstanding amount of the FILO term loan or (y) the FILO term loan borrowing base.

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

As of November 2, 2019, Restoration Hardware, Inc. had no outstanding borrowings under the revolving credit facility portion of the Credit Agreement and had $90.0 million of borrowings outstanding under the FILO term loan facility. The availability of credit at any given time under the Credit Agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of November 2, 2019 was $345.5 million, net of $13.2 million in outstanding letters of credit.

The Credit Agreement contains various restrictive and affirmative covenants, including, among others, required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. As of November 2, 2019, Restoration Hardware, Inc. was in compliance with all applicable covenants of the Credit Agreement.

Second Lien Credit Agreement

On April 10, 2019, Restoration Hardware, Inc., entered into a credit agreement, dated as of April 9, 2019 and effective as of April 10, 2019 (the “Second Lien Credit Agreement”), among (i) Restoration Hardware, Inc., as lead borrower, (ii) the guarantors party thereto, (iii) the lenders party thereto, each of whom are funds and accounts managed or advised by either Benefit Street Partners L.L.C. and its affiliated investment managers or Apollo Capital Management, L.P. and its affiliated investment managers, as applicable, and (iv) BSP Agency, LLC, as administrative agent and collateral agent (the “Second Lien Administrative Agent”) with respect to a second lien term loan in an aggregate principal amount equal to $200.0 million with a maturity date of April 9, 2024 (the “Second Lien Term Loan”). The Second Lien Term Loan of $200.0 million was repaid in full on September 20, 2019. As a result of the repayment, we incurred a $6.7 million loss on extinguishment of debt, which includes a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million.

The Second Lien Term Loan bore interest at an annual rate generally based on LIBOR plus 6.50%. This rate is a floating rate that resets periodically based upon changes in LIBOR rates during the life of the Second Lien Term Loan. At the date of the initial borrowing, the rate was set at one month LIBOR plus 6.50%.

Intercreditor Agreement

On April 10, 2019, in connection with the Second Lien Credit Agreement, Restoration Hardware, Inc. entered into an Intercreditor Agreement (the “Intercreditor Agreement”), dated as of April 9, 2019 and effective as of April 10, 2019, with the First Lien Administrative Agent and the Second Lien Administrative Agent. The Intercreditor Agreement established various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the Credit Agreement and the Second Lien Credit Agreement without the consent of the other party. The Intercreditor Agreement was terminated upon repayment of the Second Lien Term Loan on September 20, 2019.

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and we agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of November 2, 2019, we had $58.7 million in aggregate amounts outstanding under the equipment security notes, of which $21.7 million was included in other current liabilities and $37.0 million was included in other non-current obligations on the condensed consolidated balance sheets. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. We are required to make monthly installment payments under the equipment security notes.

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

$950 Million Repurchase Program (Existing)

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700 million through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700 million authorization amount was replenished by the Board of Directors on March 25, 2019 (as replenished, the “$950 Million Repurchase Program”). In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under the $950 Million Repurchase Program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million. We did not make any repurchases under this program during the three months ended August 3, 2019 or the three months ended November 2, 2019. As of November 2, 2019, there was $450.0 million remaining for future share repurchases under this program.

Contractual Obligations

As of November 2, 2019, there were no material changes to our contractual obligations described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2018 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of November 2, 2019.

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

If we are involved in a debt-like arrangement for a non-real estate asset under construction for which we plan to lease such asset upon construction completion and make deposits during the construction period, we recognize the related deposits as “Deposits on asset under construction” within other non-current assets on the condensed consolidated balance sheets (refer to Note 3—Prepaid Expense and Other Assets). In the event we execute promissory notes related to the deposits, such promissory notes are recorded as “Promissory note on asset under construction” within other current liabilities on the condensed consolidated balance sheets (refer to Note 5—Accounts Payable, Accrued Expenses and Other Current Liabilities). We recognize the constructive disbursements and receipts of such debt-like arrangements on a gross basis on the condensed consolidated statements of cash flows within cash flows from investing activities and cash flows from financing activities, respectively.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit under the Credit Agreement which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of November 2, 2019, no amounts were outstanding under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of November 2, 2019 was $345.5 million, net of $13.2 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit during the three months ended November 2, 2019, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

A number of our current debt agreements, including the Credit Agreement, have an interest rate tied to LIBOR, which is expected to be discontinued after 2021. A number of alternatives to LIBOR have been proposed or are being developed, but it is not clear which, if any, will be adopted. Any of these alternative methods may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

As of November 2, 2019, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of November 2, 2019, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of November 2, 2019, we had $350 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Market Price Sensitive Instruments

$350 million 0.00% Convertible Senior Notes due 2019

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

During the three months ended November 2, 2019, we delivered approximately 54,000 shares upon exercise of the warrants under the terms of the warrant agreements. The warrant agreements expire on December 6, 2019 and we have delivered approximately 65,200 additional shares in the fourth quarter through December 4, 2019.

$300 million 0.00% Convertible Senior Notes due 2020

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

$335 million 0.00% Convertible Senior Notes due 2023

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

$350 million 0.00% Convertible Senior Notes due 2024

In connection with the issuance of the 2024 Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. The convertible note hedge transactions relate to, collectively, 1.7 million shares of our common stock, which represents the number of shares of our common stock underlying the 2024 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2024 Notes. These convertible note hedge transactions are expected to reduce the potential earnings dilution with respect to our common stock upon conversion of the 2024 Notes and/or reduce our exposure to potential cash or stock payments that may be required upon conversion of the 2024 Notes.

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $338.24 per share. Refer to Note 8—Convertible Senior Notes in our condensed consolidated financial statements.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (“2018 Form 10-K”) and in our Quarterly Reports on Form 10-Q for the periods ended May 4, 2019 and August 3, 2019 (collectively, “2019 Form 10-Qs”).

The risks described herein and those described in our 2018 Form 10-K and in our 2019 Form 10-Qs are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition. We have identified additional material changes to our risk factors set forth below.

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

A significant subset of our products sourced from China has been affected by increased levels of tariffs that were imposed in 2018 and 2019. The initial round of these increased tariffs became effective on certain products that we source from China including furniture and lighting initially as a 10 percent ad valorem duty on September 24, 2018, which amount increased to 25 percent on May 10, 2019, and were expected to increase further to 30 percent on October 15, 2019, however such increase was suspended pending negotiation of a “phase one” trade agreement with China. On August 1, 2019, President Trump announced a new 10 percent ad valorem duty on additional categories of goods imported from China, which amount was then increased to 15 percent on August 23, 2019. The new tariff at the rate of 15 percent became effective September 1, 2019 with respect to certain categories of goods and is expected to become effective for additional categories of goods on December 15, 2019. The U.S. and China are currently in the process of negotiating a “phase one” trade agreement, the result of which may roll back or delay the imposition of additional tariffs. However, there can be no assurance that an agreement will be reached on the timeline anticipated or at all, or that the U.S. will not increase tariffs or impose additional tariffs as a consequence for the failure to reach an agreement.

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

Our operations and those of third parties on whom we depend are subject to risks of natural or man-made disasters, acts of war, terrorism or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural or man-made disasters or other similar events, including floods, hurricanes, earthquakes, widespread illness, fires, power outages, telecommunications failure, interruption of other utilities, industrial accidents, social or political unrest and riots. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of natural disasters and related matters that could disrupt our operations and adversely affect our results of operations including earthquakes, fires and power outages. Further, there is evidence that extreme weather, extended drought and shifting climate patterns may have affected the frequency and severity of wildfires in California. In addition, we will be subject to the risk of natural and man-made disasters in any of the regions in which we operate as we continue to expand our operations inside the United States and internationally. Many of our third party suppliers and vendors are also located in areas that may be affected by these or similar events. In addition, these kinds of factors including geopolitical or public safety conditions may affect consumer behavior and spending and therefore could materially and adversely impact our business. Terrorist attacks or other hostilities, or threats thereof, in the United States or in other countries around the world, as well as future events occurring in response to or in connection with them, could result in reduced levels of consumer spending. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

We have experienced instances in which weather and other natural disasters including power outages related to the risks of wildfires have had an impact on our business. If we encounter difficulties associated with any of our facilities or if any of our facilities were to shut down for any reason, including as a result of a natural disaster, cyberattack or a prolonged loss of power or telecommunications abilities, we could face shortages of inventory resulting in backorders, significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers and the inability to process orders in a timely manner or ship goods to our customers. In addition, inability to access key systems at our corporate headquarters and other facilities, including accounting, finance and payroll, for prolonged periods may adversely affect our business and lead to management distraction and an inability to attract and retain qualified personnel. Further, any significant interruption in the operation of our customer service centers could also reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

During the three months ended November 2, 2019, we repurchased the following shares of our common stock:

			Total Number of	Approximate Dollar
		Average	Shares Repurchased	Value of Shares That
		Purchase	as Part of Publicly	May Yet Be
	Number of	Price Per	Announced Plans or	Purchased Under the
	Shares (1)	Share	Programs (2)	Plans or Programs
				(in millions)
August 4, 2019 to August 31, 2019	—	$—	—	$450
September 1, 2019 to October 5, 2019	1,753	$173.24	—	$450
October 6, 2019 to November 2, 2019	—	$—	—	$450
Total	1,753		—
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.
(2)	Reflects shares repurchased as part of the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

4.1	Indenture dated September 17, 2019, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2024.	8-K	001-35720	September 18, 2019	4.1

10.1	Form of Base Convertible Bond Hedge Confirmation, dated September 12, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.1

10.2	Form of Base Warrant Confirmation, dated September 12, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.2

10.3	Form of Additional Convertible Bond Hedge Confirmation, dated September 13, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.3

10.4	Form of Additional Warrant Confirmation, dated September 13, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.4

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 5, 2019	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 5, 2019	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: December 5, 2019	By:	/s/ Glenda Citragno
Glenda Citragno
SVP, Chief Accounting Officer
(Principal Accounting Officer)