Form 10-K
period 2020-02-01
RH
filed 2020-03-30
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35720

(Exact name of registrant as specified in its charter)

Delaware	45-3052669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Koch Road Corte Madera, CA (Address of principal executive offices)	94925 (Zip Code)

Registrant’s telephone number, including area code: (415) 924-1005

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	RH	New York Stock Exchange, Inc.
(Title of class)	(Trading Symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ⌧    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ◻    No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	◻
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ⌧

As of August 2, 2019, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $2,188,285,246. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 27, 2020, 19,238,681 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 1, 2020.

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

We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this annual report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I

Item 1.        Business

Overview

RH (“we,” “us,” or the “Company”) is a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. Our retail business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books, and websites. We have an integrated RH Hospitality experience in eight of our new Design Gallery locations, which include restaurants, wine vaults and barista bars.

As of February 1, 2020, we operated a total of 68 RH Galleries consisting of 22 Design Galleries, 40 legacy Galleries, 2 RH Modern Galleries and 4 RH Baby & Child Galleries throughout the United States and Canada, and 15 Waterworks showrooms throughout the United States and in the U.K. As of February 1, 2020, we operated 38 outlet stores throughout the United States and Canada.

In response to the public health crisis posed by COVID-19, effective from March 17, 2020, the Company temporarily closed its retail locations for an indeterminate period of time. Although we continue to serve our customers virtually through our Gallery representatives and designers, as well as our online websites, our business operations are being substantially affected by applicable regulatory restrictions including stay-at-home requirements applicable in California where our corporate headquarters is located. Our decision to reopen retail locations will be affected by a number of factors including applicable regulatory restrictions and there is substantial uncertainty regarding the manner and timing in which we can return some or all of our business to more normal business operations. We may face longer term closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent federal, state and local restrictions including shelter-in-place orders. Even once we are able to reopen closed physical locations, changes in consumer behavior and health concerns may continue to impact consumer demand for our products and customer traffic at our Galleries, restaurants and outlets and may make it more difficult to staff our business operations. For more information, refer to Item 1A—Risk Factors— The global outbreak of the COVID-19 virus is likely to have an adverse impact on our business and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.

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

We have developed a proprietary product development platform that is fully integrated from ideation to presentation. Key aspects of our product development platform are:

●	Organization—We have established a collaborative, cross-functional organization centered on product leadership and coordinated across our product development, sourcing, merchandising, inventory and creative teams. Our product teams are focused on maximizing the sales potential of each product category across all channels, which eliminates channel conflicts and functional redundancies.
●	Process—For many of our products, we work closely with our network of artisan partners who possess specialized product development and manufacturing capabilities and who we consider an extension of our product development team. We collaborate with our global network of specialty vendors and manufacturers to produce artisanal pieces of high quality and value on a large scale, including both distinctive original designs and reinterpretations of antiques.
●	Facility—We have built the RH Center of Innovation & Product Leadership, a facility which supports the entire product development process from product ideation to presentation for all channels.

As a result of our proprietary organization, process and facility, our typical product lead times are 3 – 9 months, which enhances our ability to introduce more new products with each collection. In addition, our product development platform, sourcing capabilities and significant scale enable us to reduce our product costs.

Sales Channels

We distribute our products through a fully integrated sales platform comprised of our Stores, E-Commerce, Source Books and Trade and Contract. We believe the level of integration among all of our channels and our approach to the market distinguishes us from other retailers. We believe our channels complement each other and our customers’ buying decisions are influenced by their experiences across more than one of our sales channels. We encourage our customers to shop across our channels and have aligned our business and internal organization to be channel agnostic. Our integrated distribution and product delivery network serves all of our channels. We believe the key advantage of our multiple sales channels is our ability to leverage the unique attributes of each channel in our approach to the market.

Stores

Retail Locations

As of February 1, 2020, our retail locations are comprised of RH Galleries and Waterworks Showrooms:

	February 1, 2020
	Count	Average Leased Selling Square Footage (1)
RH
Design Galleries	22	33,100
Legacy Galleries	40	7,300
Modern Galleries	2	8,300
Baby & Child and Teen Galleries	4	3,900
Total Galleries	68

Waterworks Showrooms	15	4,000
Total retail locations	83
(1)	Average leased selling square footage is calculated based on total leased selling square footage divided by total locations. Leased selling square footage is retail space at our retail locations used to sell our products. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Our Galleries are located in upscale malls and street locations, as well as in iconic locations. We believe situating our Galleries in desirable locations is critical to the success of our business. New sites are identified based on a variety of factors, such as (i) the availability of suitable new site locations based on several store specific factors including geographic location, demographics, and proximity to affluent consumers, (ii) the ability to negotiate favorable economic terms, as well as (iii) the satisfactory and timely completion of real estate development including procurement of permits and completion of construction. We pursue a market-based sales strategy, whereby we assess each market’s overall sales potential and how best to approach the market across all of our channels. We customize square footage, as well as catalog circulation, to maximize each market’s sales potential and increase our return on invested capital.

Our Galleries reinforce our luxury brand aesthetic and are highly differentiated from other home furnishings retailers. We have revolutionized the customer experience by showcasing products in a sophisticated lifestyle setting that we believe is on par with world-class interior designers, consistent with the imagery and product presentation featured on our websites and in our catalogs. Products in our Galleries are presented in fully appointed rooms, emphasizing collections over individual pieces. This presentation encourages a higher average order value as our customers are inspired to consider purchasing a full collection of products to replicate the design aesthetic experienced in our Galleries. In addition, our associates use iPads and other devices to allow customers to shop our entire merchandise assortment while in a retail location.

In 2015 we began to introduce an integrated hospitality experience, including cafés, wine vaults and barista bars, into a number of our new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries. As of February 1, 2020, eight of our RH Design Galleries included an integrated RH Hospitality experience and we plan to incorporate hospitality into the new Galleries that we open in the future.

We have identified key learnings from our real estate transformation that have supported the development of a multi-tier market approach that we believe will optimize both market share and return on invested capital over time.

First, we have developed a RH prototype Design Gallery that is an innovative and flexible blueprint which we believe will enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. The new model is a standard we will utilize in the future that is based on key learnings from more recent Design Gallery openings and will have approximately 38,000 leased selling square feet inclusive of our integrated hospitality experience. This prototype will present our assortments across our businesses and contain interior design offices and presentation rooms where design professionals can work with clients on their projects. This new model will be more capital efficient with less time and cost risk, but yield similar productivity. We anticipate the new prototype Design Galleries will represent the format of most of our upcoming Design Galleries in North America. Our most recently opened Design Galleries in Minneapolis and Columbus are prototype Design Galleries, and upcoming prototype locations include Corte Madera, CA, Charlotte, NC, Jacksonville, FL, Dallas, TX and Oakbrook, IL.

Second, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York and Chicago. These iconic locations are highly profitable statements for our brand, and we believe they create a long-term competitive advantage that will be difficult to duplicate.

Third, we will continue to open indigenous Bespoke Galleries in the best second home markets where the wealthy and affluent visit and vacation. These Galleries are tailored to reflect the local culture and are sized to the potential of each market. Examples of current indigenous Bespoke Galleries include Yountville, CA and Aspen, CO.

Fourth, we are developing a new Gallery model tailored to secondary markets. Targeted to be 10,000 to 18,000 square feet, we believe these smaller expressions of our brand will enable us to gain share in markets currently only served by smaller competitors. Examples of target secondary markets include Oklahoma City, OK and Milwaukee, WI, among others. We expect these Galleries to require a substantially smaller net investment than our larger Design Galleries and to pay back our capital investment in most instances within two years or less. Our plan is to test a few of these Galleries over the next several years, and if proven successful, this format could lead to an increase in our long-term Gallery potential in the United States.

We believe our multi-tier market approach to transforming our real estate will enable us to ramp our opening cadence from 3 to 5 new Galleries per year, to a pace of 5 to 7 new Galleries per year.

We plan to expand our product sales to international markets and are currently exploring opportunities for Design Galleries in several locations outside of North America, including the United Kingdom and Europe.

The following tables present our retail location metrics:

	Year Ended
	February 1,		February 2,
	2020		2019
		Total Leased		Total Leased
		Selling Square		Selling Square
	Count	Footage (1)	Count	Footage (1)
		(in thousands)		(in thousands)
Beginning of period	86	1,089	83	981
Design Galleries:
Minneapolis Design Gallery	1	32.9	—	—
Columbus Design Gallery	1	33.0	—	—
Portland Design Gallery	—	—	1	26.0
Nashville Design Gallery	—	—	1	45.6
New York Design Gallery	—	—	1	50.5
Yountville Design Gallery	—	—	1	6.7
Modern Galleries:
Dallas RH Modern Gallery (relocation)	—	(4.5)	—	—
Dallas RH Modern Gallery	—	—	1	8.2
Baby & Child Galleries:
Dallas RH Baby & Child Gallery	(1)	(3.7)	1	3.7
Portland RH Baby & Child Gallery	(1)	(4.7)	1	4.7
Legacy Galleries:
San Diego legacy Gallery (relocation)	—	0.5	—	—
Minneapolis legacy Gallery	(1)	(13.3)	—	—
Columbus legacy Gallery	(1)	(6.2)	—	—
Durham legacy Gallery	(1)	(5.7)	—	—
Dallas legacy Gallery (relocation)	—	(2.6)	—	—
San Antonio legacy Gallery (relocation)	—	(3.8)	—	—
Portland legacy Gallery	—	—	(1)	(4.7)
Nashville legacy Gallery	—	—	(1)	(7.1)
Washington DC legacy Gallery	—	—	(1)	(5.6)
New York legacy Gallery	—	—	(1)	(21.4)
Waterworks Showrooms:
Waterworks Scottsdale Showroom (relocation)	—	—	—	1.1
End of period	83	1,111	86	1,089

Total leased square footage at end of period (2)		1,497		1,467
Weighted-average leased square footage (3)		1,468		1,409
Weighted-average leased selling square footage (3)		1,088		1,047
(1)	Leased selling square footage is retail space at our retail locations used to sell our products. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 37,700 and 11,600 square feet as of fiscal 2019 and fiscal 2018, respectively, related to two owned retail locations.
(2)	Total leased square footage includes approximately 48,700 and 16,100 square feet as of fiscal 2019 and fiscal 2018, respectively, related to two owned retail locations.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

The following list shows the number of retail locations in each U.S. state, each Canadian province and in the U.K. where we operate as of February 1, 2020:

Location	Count	Location	Count	Location	Count
Alabama	1	Massachusetts	2	Tennessee	1
Arizona	2	Michigan	1	Texas	8
California	20	Minnesota	1	Utah	1
Colorado	2	Missouri	1	Virginia	2
Connecticut	4	Nevada	1	Washington	1
Florida	5	New Jersey	2	District of Columbia	1
Georgia	2	New York	5	Alberta	2
Illinois	3	North Carolina	1	British Columbia	1
Indiana	1	Ohio	3	Ontario	1
Kansas	1	Oklahoma	1	London (1)	1
Louisiana	1	Oregon	1
Maryland	1	Pennsylvania	2	Total	83
(1)	The London retail location is a Waterworks showroom.

We continually analyze opportunities to selectively consolidate retail locations in connection with openings of our Design Galleries or close retail locations that have been under-performing or are no longer consistent with our brand positioning. In many cases, we continue to operate a retail location until its lease has expired in order to effect the closure in a cost-efficient manner.

Outlet Stores

Our outlet stores are branded as RH Outlet or Restoration Hardware Outlet and are typically located in outlet malls. Our outlet stores serve as a key part of our reverse logistics platform and provide an efficient means to sell primarily returned merchandise and, to a lesser extent, discontinued and overstock merchandise outside of our core sales channels. As of February 1, 2020, we operated 38 outlet stores.

E-Commerce

Our primary RH websites, www.rh.com, www.restorationhardware.com, www.rhmodern.com, www.rhbabyandchild.com and www.rhteen.com, provide our customers with the ability to purchase our merchandise online. We sell Waterworks products online through www.waterworks.com.

Our e-commerce platform allows our customers to experience the unique lifestyle settings reflected in our catalogs and throughout our stores, and to shop all of our current product assortment. We update our websites regularly to reflect new products, product availability and occasionally special offers.

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

Source Books

We produce a series of catalogs, which we refer to as Source Books, to showcase our merchandise assortment. In fiscal 2019, our mailed Source Books included RH Interiors, RH Modern, RH Outdoor, RH Baby & Child, RH Teen, RH Beach House, RH Ski House and RH Rugs. Our Source Books are one of our primary branding and advertising vehicles. We have found that merchandise assortments displayed in our Source Books contribute to increased sales of those products across all of our channels. As in our Galleries, our Source Books present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Source Books also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Source Books is coordinated in-house in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our Source Book production costs.

Our Source Book mailings serve as a key driver of sales through both our stores and websites. Our customers respond to the Source Books across all of our channels, with sales trends closely correlating to the assortments that we emphasize and feature prominently in our Source Books, websites and Galleries. We continue to evaluate and optimize our Source Book strategy based on our experience.

We maintain a database of customer information, including customer information from our RH Members Program, which includes sales patterns, detailed purchasing information and certain demographic information, as well as mailing and email addresses. We mail our Source Books to addresses within this database and to addresses provided to us by third parties. The database supports our ability to analyze our customers’ buying behaviors across sales channels and facilitates the development of targeted marketing strategies, and is maintained in accordance with our privacy policy disclosed on our website. We segment our customer files based on multiple variables, and we tailor our Source Book mailings and emails in response to the purchasing patterns and product needs of our customers. We focus on continually improving the segmentation of customer files and the expansion of our customer database.

Our Source Books, in concert with our e-commerce channel, are a cost-effective means to test new products, and allow us to launch categories in a disciplined, expeditious and cost-effective manner.

Trade and Contract

In addition to our core channels, we continue to expand into B2B channels, including Trade and Contract. In the Trade channel, we work directly with independent interior designers and decorators purchasing products for their clients’ residential projects. We also sell directly to customers who make purchases with the assistance of their interior designers or decorators, which we refer to as “designer-assisted sales.” Our Contract business supplies products to large-scale hospitality, commercial and residential development projects, by working with architecture and design firms, developers and their ecosystem of business partners. These channels offer additional avenues for reaching new customers, including both businesses and individuals.

Marketing and Advertising

Our Galleries and our Source Books are the primary branding and advertising vehicles for the RH brands. In addition, we employ a variety of marketing and advertising vehicles to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted Source Book circulation, promotional mailings, email communications, online and print advertisements, and public relations activities and events. We use our customer database to tailor our programs and increase productivity of our marketing and promotion initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investment.

The highly-differentiated design aesthetic and shopping environment of our stores drive customer traffic not only to our stores but also to our direct channel. Our Source Books and targeted emails further reinforce the RH brand image and drive sales across all of our sales channels. We also engage in a wide range of other marketing, promotional and public relations activities to promote our brands. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-store events related to new Design Gallery openings and product launches. We also engage in print advertising in brand-relevant publications such as Architectural Digest, Elle Décor, Veranda, Town and Country, T: The New York Times Style Magazine, WSJ. Magazine and others, and deliver marketing messages to customers via online advertising. We believe that these efforts will drive increased brand awareness, leading to higher sales over time.

RH Members Program

The RH Members Program is an exclusive program that reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across all RH brands, excluding RH Hospitality and Waterworks, in addition to other benefits including complimentary interior design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card, among other benefits. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value, which has resulted in orders and sales being more evenly distributed throughout the year as opposed to the peaks and valleys of orders and sales we experienced under the prior promotional model. We believe the shift to a membership model has enhanced the customer experience, rendered our brand more valuable, improved operational execution and reduced costs.

Sourcing

We primarily contract with third-party vendors to manufacture our merchandise. Our sourcing strategy focuses on identifying and using vendors that can provide quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with vendors and manufacturers. Our products are generally made from readily available raw materials. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2019, we sourced approximately 75% of our purchase dollar volume from approximately 31 vendors. In fiscal 2019, one vendor accounted for approximately 10% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2019, approximately 70% of our products were sourced in from Asia, 16% from the United States and the remainder from other countries and regions. For fiscal 2019, approximately 38% of our products were sourced from China.

RH is committed to offering safe, legal, high quality products, made consistently with our values. RH has a Compliance and Social Responsibility team dedicated to ensuring we keep these commitments through product testing, audits and other verification methods. Product testing is a core process for our organization. For example, RH Baby & Child offers an extensive selection of GREENGUARD Gold Certificated children’s furniture. GREENGUARD Gold Certified products aid in the creation of healthier indoor environments by emitting fewer airborne chemical compounds that can contribute to health issues, including asthma, allergies and other respiratory conditions. We are in the process of expanding our offering of GREENGUARD certified collections to include products in our core brands beyond RH Baby & Child.

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

We operate portions of our home delivery services in 13 key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We offer a white glove home delivery service for our larger merchandise and furniture categories, where third-party personnel deliver fully assembled items to the location of our customers’ choice. We believe there is an opportunity to improve the customer experience by taking greater control of the home delivery experience over time. We believe that many third-party furniture delivery providers are designed to support mass and mid-market companies and that significant opportunity exists for developing improved solutions for the luxury market. We believe we have dramatically enhanced the customer experience while reducing return rates, damages and deliveries per order by enhancing the quality of our delivery providers through metric-based accountability standards.

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

Employees

As of February 1, 2020, we had approximately 5,100 employees, of which approximately 700 were part-time employees. As of that date, approximately 3,000 of our employees were based in our stores. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.

Intellectual Property

The “RH,” “Restoration Hardware,” “RH Interiors,” “RH Modern,” “RH Outdoor,” “RH Baby & Child,” “RH Teen,” “RH Beach House,” “RH Ski House,” “RH Rugs” and “Waterworks,” and “Waterworks Studio” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including “rh.com,” “restorationhardware.com,” “rhmodern.com,” “rhbabyandchild.com,” “rhteen.com,” “rhbeachouse.com,” “rhskihouse.com,” “waterworks.com” and others that include our trademarks. These domain names are perpetually renewable. We own design patents or pending design patent applications to protect the ornamental appearance of several of our products. These design patents are valid for 15 years from their date of issuance. We own copyrights, including copyright registrations or pending applications, for our website and for several of our Source Books. We believe that our trademarks, design patents, and copyrights have significant value and we vigorously protect them against infringement.

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

Regulation and Legislation

We are subject to numerous regulations, including labor and employment laws, customs, laws governing truth-in-advertising, consumer protection, privacy, safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of our retail locations, outlets and warehouse facilities, in the United States, Canada and the U.K., as well as in jurisdictions from which we source our products. We believe we are in material compliance with laws applicable to our business.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. The SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, who file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Risks Related to Our Business

The global outbreak of the COVID-19 virus is likely to have an adverse impact on our business.

The global outbreak of the coronavirus (COVID-19) poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate our business. We have already experienced significant disruption to our business as a result of the rapid development of the COVID-19 pandemic. The immediate impact from this global health crisis has been both in terms of disruption in numerous aspects of our business operations, as well as indirect in terms of the adverse effect on overall economic conditions. For example, the Company has temporarily closed its retail locations for an indeterminate period of time, and we believe changes in consumer behavior and health concerns have impacted customer demand. The magnitude and duration of the negative impact to our business from the COVID-19 pandemic cannot be predicted with certainty. Accordingly, we withdrew all prior guidance and outlook statements that relate to the performance of our business with respect to fiscal 2020.

Public health officials and other governmental authorities have adopted numerous mitigation measures to address the spread of the virus, and in particular to discourage people from congregating in public, commercial or private spaces. Federal, state and local authorities in the U.S. and Canada have implemented a number of different directives that encourage or require changes in our business practices including requirements to close our retail stores and to curtail various aspects of our business operations. The scope and duration of these directives is evolving and not entirely clear. A large number of states and municipalities in the U.S. where we operate have implemented temporary closure requirements with respect to non-essential business operations and the duration of these requirements are unknown. Governmental restrictions applicable to our restaurants have different terms and conditions than those that apply to our Galleries. Many of our Galleries are located in malls or otherwise located in proximity to a number of other retail stores. A number of mall operators as well as other retailers have elected to temporarily cease operations and our decision to close Galleries has been influenced by these closures of other retail locations.

In response to the public health crisis posed by COVID-19, effective from March 17, 2020, the Company temporarily closed its retail locations for an indeterminate period of time. Although we continue to serve our customers virtually through our Gallery representatives and designers, as well as our online websites, our business operations are being substantially affected by applicable regulatory restrictions including stay-at-home requirements applicable in California where our corporate headquarters is located. Our decision to reopen retail locations will be affected by a number of factors including applicable regulatory restrictions and there is substantial uncertainty regarding the manner and timing in which we can return some or all of our business to more normal business operations. We may face longer term closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent federal, state and local restrictions including shelter-in-place orders. Even once we are able to reopen closed physical locations, changes in consumer behavior and health concerns may continue to impact consumer demand for our products and customer traffic at our Galleries, restaurants and outlets and may make it more difficult to staff our business operations. The COVID-19 outbreak may have a material adverse impact on our supply chain including the manufacture, supply, distribution, transportation and delivery of our products. There have been substantial disruptions that have already occurred with respect to the global supply chain as a result of the COVID-19 health crisis. Our business depends on the successful operation of a global supply chain. Based on total dollar volume of purchases for fiscal 2019, approximately 70% of our products were sourced in from Asia (including a substantial portion from China), 16% from the United States and the remainder from other countries and regions. Although China was at the center of the initial outbreak of the COVID-19, the health crisis has spread to numerous other countries throughout the world. The presence of the virus and the response to the health crisis in various countries is likely to have a continuing impact on our supply chain and the extent that the health crisis may abate in particular countries such as China is uncertain.

If we are not able to access capital at the time and on terms that our business requires, we may encounter difficulty funding our business requirements including debt repayments when due. We may not be able to access liquidity or the terms and conditions of available credit may be substantially more expensive than previously expected due to changes in financial conditions and credit markets. We may require waivers or amendments to our existing credit facilities and these requirements may trigger pricing increases from lenders for available credit. If we are not able to access credit to fund our business requirements for liquidity, or the cost of available credit increases, we may need to curtail our business operations including various business initiatives that require capital investment. We have recently commenced an effort to expand our business internationally by establishing a new retail presence in global markets including Europe and the United Kingdom. In addition, we are in the process of developing a number of new Gallery locations in the U.S. In addition, our RH Guesthouse initiative may be negatively impacted by the disease outbreak as federal, state and local governments have restricted travel, conferences, events and gatherings. Reductions in our liquidity position and the need to use capital for other day to day requirements of our business may affect a number of our business initiatives and long-term investments and as a result we may be required to curtail and/or postpone business investments including those related to international expansion, the pace of opening new Galleries in the U.S. as well as other initiatives that require capital investment.

Our business also depends on a number of third parties including vendors, landlords, lenders and other suppliers. One or more of these third parties may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak. The health crisis, resulting deterioration in financial markets and overall economic conditions could have a material adverse effect on the financial condition of third parties that are essential to our business operations and we may incur losses and other negative impact for difficulties experienced by our vendors and other third parties.

As a result of the COVID-19 outbreak, and the corresponding reduction in our sales, we have had to institute a number of measures to mitigate expenses and reduce costs. These efforts may not be enough to offset anticipated declines in revenue including the loss of sales related to store closures, and may negatively affect our ability to quickly resume operations when we are able to re-open our Galleries, restaurants and outlets. In addition, new regulation or requirements with respect to the compensation of our employees that governmental authorities may impose could also have an adverse effect on our business. Substantially all of our management personnel, including those in our corporate office in Corte Madera, CA, are subject to shelter-in-place requirements which have resulted in most of our management team being required to work remotely. These working arrangements as well as other related restrictions including severe limitations on travel may have an impact on our operations and management effectiveness. Although we have technology and other resources to support these new work requirements, there can be no assurance that we will not suffer material risks to our business, operations, productivity and results of operations as a result of these restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions as well as the business climate in our primary consumer markets in the U.S. and Canada, which could have an adverse effect on our business and financial condition and our ability to regain previous sales levels as we reopen our retail locations. Our business also depends to some extent on conditions in financial markets. We have determined that our customer purchasing patterns are influenced by economic factors including the health of the stock market. We have seen that previous downturns in the stock market have been correlated with a reduction in consumer demands for our products. The precise impact on our business from the disruption of financial markets and the weakening of overall economic conditions cannot be predicted with certainty. Uncertainties regarding the economic impact of COVID-19 have resulted in, and are likely to continue to result in, sustained impact on the economy. The Company's business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic and/or health risks.

The global scale and scope of COVID-19 is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including the duration of our RH Galleries, restaurant and outlet closures, emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain COVID-19. However, the Company believes

COVID-19 is likely to result in an adverse impact on our business, results of operations and financial condition, particularly if ongoing mitigation actions occur for a significant amount of time.

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

Some factors affecting our business, including macroeconomic conditions and policies and changes in legislation, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the overall economic environment such as periods of economic recession as well as slowdowns in the housing market. Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including, among other things, the general state of the economy, capital and credit markets, consumer confidence, general business conditions, the availability and cost of consumer credit, the level of consumer debt, interest rates, level of taxes affecting consumers, housing prices, new construction and other activity in the housing sector and the state of the mortgage industry and other aspects of consumer credit tied to housing, including the availability and pricing of mortgage refinancing and home equity lines of credit.

In particular, our business performance is linked to the overall strength of luxury consumer spending in markets in which we operate. Economic conditions affecting selected markets in which we operate are expected to have an impact on the strength of our business in those local markets. As an example, during periods in which the price for oil declined rapidly, we experienced a slowing in our business in some regions where the economy is linked to energy exploration and production, including Texas and Canada. The global economic environment is currently in a period of heightened uncertainty, and in the event that equity and credit markets continue to experience volatility and disruption, our results of operations may be adversely affected.

In addition, our rates of revenue growth have sharply fluctuated from quarter to quarter over the last three years and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including;

●	the overall economic and general retail sales environment, including the effects of uncertainty or stock market volatility on consumer spending;

●	consumer preferences and demand;
●	the number, size and location of stores we open, close, remodel or expand in any period;
●	changes in Source Book circulation, and the number of pages in our Source Books and timing of mailing;
●	our ability to efficiently source and distribute products;
●	changes in our product offerings and the introduction, and timing thereof, of introduction of new products and new product categories;
●	promotional events;
●	our competitors introducing similar products or merchandise formats;
●	the timing of various holidays, including holidays with potentially heavy retail impact; and
●	the success of our marketing programs.

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

We are undertaking a large number of new business initiatives at the same time in order to support our future growth. For example, we have developed and continue to refine and enhance our Gallery format, which involves larger store square footage. We also continue to add new product categories and to expand product assortments. For example, in fiscal 2015 we launched our new RH Modern and RH Teen categories and in fiscal 2019 we launched RH Beach House and RH Ski House. We are currently contemplating other new product lines and extensions. We introduced RH Hospitality in fiscal 2015 at RH Chicago, The Gallery at the Three Arts Club. As of February 1, 2020, eight of our RH Design Galleries included an integrated RH Hospitality experience and, based on the success of our hospitality offering to date, we plan to incorporate an integrated RH Hospitality offering, including cafés, wine vaults, and barista bars, in many of the new Galleries that we open in the future. We continue to refine and develop the RH Hospitality model as we seek to optimize this part of our business and its integration with the operation of our Gallery locations. RH Hospitality is different from our traditional home furnishings business and involves evolving strategies that are untested and unproven and may expose us to a number of risks including risks related to the management and execution of food and hospitality operations in various locations where we operate retail locations. Although we have experienced a number of positive business outcomes from the RH Hospitality operations including the incremental revenue that we believe is driven in Gallery with a hospitality offering, there can be no assurance that these benefits will be sustained or that we will avoid operational or other complications from the hospitality business. There can be no assurance that we will successfully scale RH Hospitality, that we will optimally balance the resources and square footage allocated to our hospitality offerings versus our product offerings at our Galleries, or that our hospitality offerings will be attractive to consumers in our market over a sustained period of time.

We have also embarked on an initiative to expand our product sales to international markets and are currently exploring opportunities for Design Galleries in several locations outside the United States, including the U.K. and Europe. International expansion will expose us to new risks, including, but not limited to, risks related to currency fluctuation, supply chain and product sourcing, new regulatory regimes applicable to our products, Galleries and employees, global health emergencies such as that related to the outbreak of COVID-19, and international economic or political events including but not limited to the U.K.’s withdrawal from the European Union, commonly referred to as “Brexit,” from which there is expected to be considerable change in the regulatory framework governing business in the U.K. and which may negatively impact the luxury market. We may be unsuccessful in adapting our operations to address such risks. We also may be unsuccessful in accurately selecting which international markets would support demand for our products or sizing our Gallery openings to such markets. If we are not successful in managing the large number of new initiatives that are underway, we might experience an adverse impact on our financial condition and results of operations. We may determine to curtail and/or slow our international expansion initiative as part of our efforts to manage liquidity in response to overall market conditions and to address priorities in the different capital requirements of our business.

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

We target consumers of high-end home furnishings as customers for our products. As a result, we believe that our sales are sensitive to a number of factors that influence consumer spending generally, but are particularly affected by the financial health of the higher end customer and demand levels from that customer demographic. In addition, not all macroeconomic factors are highly correlated in their impact on lower end housing versus the higher end customer. Demand for lower priced homes and first time home buying may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer. The higher end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher end real estate markets in the U.S., the number of second and third homes being sold, stock market volatility and illiquid market conditions, global economic uncertainty, decreased availability of income tax deductions for mortgage interest and state income and property taxes, and the perceived prospect for capital appreciation in higher end real estate. In recent periods the stock market has experienced significant volatility as well as periods of significant decline, and rising house prices have dampened and increases in interest rates may dampen growth in the U.S. housing market and may depress consumer optimism about the U.S. housing market and home buying in the higher end of the housing market. There can be no assurance that some of the other macroeconomic factors described above will not adversely affect the higher end consumer that we believe makes up the bulk of our customer demand.

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

Additionally, our reputation could be jeopardized if we fail to maintain high standards for merchandise and service quality. With the growth in importance and the impact of social media, any negative publicity from product defects, recalls or failures in service may be magnified and reach a large portion of our customer base in a very short period of time, which could harm the value of our brand and, consequently, our financial performance could suffer. We may also suffer reputational harm if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, if we fail to comply with local laws and regulations or if we experience other negative events that affect our image or reputation. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

Our failure to successfully manage the strategy and costs of our Source Book mailings or other promotional programs and costs could have a negative impact on our business.

Source Book mailings are an important component of our business. We continue to adjust and refine our Source Book mailing strategy based on a variety of factors, including the success of the various changes that we adopt. We can provide no assurances as to the success of any Source Book strategy we pursue. Increased expenditures on our catalog strategy may result in the production of too many Source Books, which could negatively affect our operating margins. Reducing expenditures on our catalog strategy, however, could overly restrict catalog circulation and have a negative effect on our revenues. Our efforts to optimize our Source Books and strategies for use of the Source Books to market our business may encounter difficulties. There can be no assurance that we will be successful as we make changes to our Source Book strategy including with respect to the cadence and timing of mailings, the format of the Source Books, the team we staff for optimizing our Source Book format and mailings, and the use of the Source Books as a marketing and promotional tool including with respect to prospecting for new customers. Additionally, due to the size of our Source Books we have in the past received negative publicity from environmental groups. If we fail to adequately adjust our catalog strategy to meet our goals, or if our catalog strategy is unsuccessful, our results of operations could be negatively impacted.

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

Based on total dollar volume of purchases for fiscal 2019, approximately 70% of our products were sourced from Asia, 16% from the United States and the remainder from other countries and regions. For fiscal 2019, approximately 38% of our products were sourced from China. We expect the amount of products that we source from China will be lower in fiscal 2020 compared to fiscal 2019, but the exact product mix in terms of vendor factory locations is subject to a range of different factors and is inherently difficult to predict with accuracy. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as any trade and or other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations whether in connection with new products we introduce or new production manufacturing locations that may be added to our supply chain, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we do not rely on long-term contracts with our vendors and generally transact business with them on an order-by-order basis.

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

A significant subset of our products sourced from China has been affected by increased levels of tariffs that were imposed in 2018 and 2019. The initial round of these increased tariffs became effective on certain products that we source from China including furniture and lighting initially as a 10 percent ad valorem duty on September 24, 2018, which amount increased to 25 percent on May 10, 2019, and is expected to increase further to 30 percent on October 1, 2019. On August 1, 2019, President Trump announced a new 10 percent ad valorem duty on additional categories of goods imported from China, which amount was then increased to 15 percent on August 23, 2019. The new tariff at the rate of 15 percent became effective September 1, 2019 with respect to certain categories of goods and was expected to become effective for additional categories of goods on December 15, 2019. In January 2020, the U.S. and China signed a “Phase One” trade agreement pursuant to which, among other things, the U.S. will modify its Section 301 tariff actions and which suspended the tariff on this additional set of goods. Further, as of February 14, 2020, the 15 percent tariff which was implemented on September 1, 2019 was reduced to 7.5 percent.

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

In addition, there is a risk of compliance violations by our vendors, which could lead to adverse consequences related to the failure of our vendors to adhere to applicable manufacturing requirements or other applicable rules or regulations. Any such noncompliance could have an adverse impact on our business and may result in product recalls, regulatory action, product liabilities, investigation by governmental agencies and other similar adverse consequences. Any failure by our vendors outside the United States to adhere to applicable legal requirements or our global compliance standards such as fair labor standards, prohibitions on child labor and other product safety or manufacturing safety standards could give rise to a range of adverse consequences including the disruption of our supply chain as well as potential liability to us and harm our reputation and brand and could subject us to other adverse consequences including boycotts by our consumer or special interest groups including activists, any of which actions could negatively affect our business and results of operations.

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

We have in recent periods, and may in the future, recall products from the market due to quality or other issues. Despite our ongoing efforts to improve customers’ satisfaction with their experience at RH, we may fail to maintain the necessary level of quality for some of our products in order to satisfy our customers. For example, our vendors may not be able to continuously adhere to our quality control standards, and we might not identify a quality deficiency before merchandise ships to our stores or customers. Our failure to supply high quality merchandise in a timely and effective manner to our customers, our announcement of additional product recalls, or any perception that we are not adequately maintaining our sourcing and quality control processes in order to anticipate product quality issues could damage our reputation and brand image, and could lead to an increase in product returns or exchanges or customer litigation against us and a corresponding increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards or applicable government requirements could trigger high rates of customer complaints or returns, become subject to a product recall and/or attract negative publicity, which could in turn damage our reputation and brand image, result in consumer litigation (including class-action lawsuits), and harm our business. With the growth in importance and the impact of social media, the magnitude of such harm to our business, reputation and brand image may be significantly amplified. The number of business initiatives we are undertaking to enhance the quality of our customers’ experience and to improve our organizational design, which are expected to include increasingly significant operational and other changes in the near term, may complicate our supply chain and quality control management process, and any inability to invest sufficient resources in quality control and compliance processes or significant turnover in the personnel dedicated to such function may result in quality control issues or product recalls.

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

Changes in prices for raw materials and fluctuations in exchange rates are dependent on a number of factors beyond our control, including macroeconomic factors that may affect commodity prices (including prices for oil, lumber and cotton); changes in supply and demand; general economic conditions; significant political events; labor costs; competition; import duties, tariffs, anti-dumping duties and other similar costs; currency exchange rates and government regulation; and events such as natural disasters and widespread outbreaks of infectious diseases (such as the recent outbreak of COVID-19). In addition, energy costs have fluctuated dramatically in the past and, in recent periods, energy prices have been declining and could experience significant volatility in the near term. Depending on the nature of changes in these different factors that affect our business, we may experience an adverse impact on our business for different reasons including increased costs of operation or lower demand for our products. We may experience slower demand from customers in markets that depend upon energy prices for a portion of their economic activity.

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

We lease nearly all of our retail store locations and we also lease our outlet stores, our corporate headquarters and other storage and office space, and our distribution and home delivery facilities. The initial lease term of our retail locations generally ranges from ten to fifteen years, and certain leases contain renewal options for anywhere from ten to twenty-five years. The initial lease term for one of our future Design Galleries is forty-one years, and contains a renewal option for five years. Most leases for our retail locations provide for a minimum rent, typically including escalating rent amounts, plus a percentage rent based upon sales after certain minimum thresholds are achieved, as well as common area maintenance charges, real property insurance and real estate taxes.

We are currently pursuing several other models for the transformation of our real estate beyond a traditional leasing approach including a real estate development model, a joint venture model and a capital light model. While these alternative models are designed to achieve superior financial returns to traditional real estate lease structures for a retail business, some of these new ways of operation will expose us to a range of different risks. Various aspects of our recently developed multi-tier real estate strategy may expose us to new forms of risk versus our traditional leasing model. Our new strategies include (1) our “capital light” leasing deals, where as much as 65% to 100% of the capital requirement would be funded by the landlord, versus 35% to 50% previously; (2) our real estate development model where we expect either to do a sale-leaseback transaction or to pre-sell the property and structure the transaction such that the capital to build the project is advanced by the buyer during construction; and (3) our hybrid or joint venture structure where we are working on joint venture projects in which we share the upside of development with the developer/landlord.

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

We are focused on sizing our assortments and our stores to the potential of the market by adjusting the square footage and number of stores on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected stores in these or adjacent markets. In addition, we have developed a new RH prototype Design Gallery, we intend to continue to open indigenous Bespoke Galleries in the second home markets and we are developing a new Gallery model tailored to secondary markets. When we address the introduction of new stores in a particular market or changes to, or closure of, existing stores, we must make a series of decisions regarding the size and location of new stores (or the existing stores slated to undergo changes or closure) and the impact on our other existing stores in the area or being without presence or “out of the market.”

Our ability to maximize the productivity of our retail store base, depends on many factors, including, among others, our ability to:

●	identify suitable locations, the availability of which is largely outside of our control;
●	size the store locations to the market opportunity;
●	retain customers in a certain geographic market when we close stores in such market or an adjacent market;
●	negotiate acceptable new lease terms or lease renewals, modifications or terminations;
●	efficiently build and equip new stores or remodel existing locations;
●	source sufficient levels of inventory to meet the needs of changes in our store footprint in a timely manner;
●	successfully integrate changes in our store base into our existing operations and information technology systems;
●	obtain or maintain adequate capital resources on acceptable terms;

●	avoid construction or local permit delays, construction accidents and injuries and cost overruns in connection with the opening of new stores or the expansion or remodeling of existing stores;
●	maintain adequate distribution facilities, information systems and other operational systems to serve our new stores and remodeled stores; and
●	address competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

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

If we are unable to successfully optimize and operate our distribution centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network, or if we are not able to fulfill orders and deliver our merchandise to our customers in an effective manner, our business and results of operations will be harmed.

Our business depends upon the successful operation of our distribution centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network, as well as upon our order management and fulfillment services and the re-stocking of certain inventories within our stores. The efficient flow of our merchandise requires that our facilities have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from any growth of our business.

We are currently engaged in efforts to improve the quality of our customer experience, which includes making changes to the way in which we operate our distributions centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network. Additionally, we plan to invest significant time architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data. Some of these efforts may require us to make significant expenditures in periods in the near term, which may also have a negative effect on our results of operations if there is no associated increase in revenues or decrease in returns or if any such effect is less than anticipated. There can be no assurance however that any of these efforts will be successful or that we will not encounter additional difficulties in achieving higher levels of customer satisfaction.

We are also engaged in initiatives to rationalize our SKU count, and in order to realize the anticipated benefits of such initiatives, including through lower inventories and reduced working capital, we have focused on optimizing the use of our distribution centers, furniture home delivery centers and outlets. For example, we have consolidated our distribution center network and we are in the process of opening new outlet and home delivery center locations and reconfiguring our furniture home delivery centers and outlets in order to streamline our operations. While we believe that optimizing and consolidating our distribution centers and other aspects of our supply chain and customer delivery network will allow us to more efficiently manage our inventory and optimize our uses of capital, in the short term such strategy may result in additional costs, including increased freight costs and lease early termination fees. Furthermore, in the past, during periods of significant customer growth and demand, we have found that our distribution centers often run at capacity. If we fail to accurately anticipate the future capacity requirements of our distribution centers, we may experience delays and difficulties in fulfilling orders and delivering merchandise to customers in a timely manner. Furthermore, we may be unable to remedy such issues quickly as opening additional distribution and home delivery facilities can face operational difficulties, such as disruptions in transitioning fulfillment orders to the new distribution facilities, competition for distribution facility space and problems associated with operating new facilities or reducing the size and changing functions of existing facilities. These difficulties can result in a negative experience for our customers. Any delays in fulfilling orders and delivering merchandise to customers, or related negative experience of our customers, could harm our results of operations.

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

We have historically relied on the availability of some amount of debt financing to fund our operations, including borrowings under our revolving line of credit. We have also incurred indebtedness to finance other strategic initiatives, including our share repurchase programs, such as (i) the aggregate $1 billion in share repurchase programs authorized by our Board of Directors, which program was fully completed during fiscal 2017, and (ii) the share repurchase program authorized by our Board of Directors in October 2018 in an aggregate amount of $700 million of which (x) $250.0 million in share repurchases were completed in fiscal 2018, (y) the $700 million authorization amount was replenished by the Board of Directors in March 2019 and (z) of which $250.0 million in share repurchases were completed in fiscal 2019. We completed debt financing in fiscal 2014, fiscal 2015, fiscal 2018 and fiscal 2019 through the issuance of four series of convertible senior notes, the aggregate principal amount of which was $985 million as of February 1, 2020. As of February 1, 2020, we had no outstanding borrowings and $321.7 million of availability under our revolving line of credit facility, net of $13.2 million in outstanding letters of credit. Our revolving line of credit contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates. These restrictive covenants may limit the amount of borrowings available to us under our line of credit and our operational and financial flexibility. We may face financial and contractual consequences to the extent we are not able to maintain our compliance with such covenants, which could have a materially adverse effect on our business, financial condition and results of operations.

We will have significant capital requirements for the operation of our business in the near term if we are to continue to pursue all of our current business initiatives. In addition, the $300 million principal amount of convertible senior notes that we issued in fiscal 2015 matures on July 15, 2020, at which time we expect to repay the remaining principal balance of such notes in cash. We have substantial capital requirements related to investments in our business, our real estate strategy, our international expansion, the development of new businesses and our significant number of concurrent initiatives. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2019, our adjusted net capital expenditures were $157.9 million, inclusive of cash received related to landlord tenant allowances of $28.3 million.

We are implementing a number of changes to our business operations as a result of the COVID-19 health crisis and the related impact to our business resulting from the closure of stores and other operational restrictions on our business that have resulted from the health crisis. One focal point of these operational changes is to preserve cash and maintain liquidity in response to the reduction in our sales. As a result of these efforts to manage our liquidity, we anticipate substantial reductions to the level of our fiscal 2020 capital expenditures. The exact scope of our capital plans for 2020 will depend on a variety of factors including the availability of other sources of capital and the way that our business performs during the duration of the health crisis.

Our current real estate strategy involves opening Design Galleries in select major metropolitan markets, developing new RH model Design Galleries and Galleries tailored to secondary markets, and opening indigenous Bespoke Galleries in the second home markets, as well as pursuing category extensions of our brand and exploring new business areas. We have principally relied upon leases with landlords for most of our Gallery locations to date. We have begun to pursue a real estate development model strategy for some of our new Gallery developments in which we invest in ownership of real estate such as we did in the case of our current Gallery location in San Francisco where we own both the building and the land. The real estate development model may require us to pursue additional capital expenditures than a traditional leasing model, but we may be able to recoup substantial amounts of capital and may also achieve gains on our capital investments if we are successful with this model and are able to sell the real estate interests to a real estate investor in a sale-leaseback transaction. As we develop new Galleries, as well as potentially other strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment than a traditional store lease with a landlord. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all. In addition, the effects of COVID-19 on our business, including due to actions taken by federal, state and local government authorities in response to the outbreak, may require changes to our real estate strategy and related capital expenditure and financing plans. For example, we expect that there will be a need to delay planned construction projects and Gallery openings and defer expansions into new markets including our anticipated international expansion. In addition, we may continue to be required to make lease payments for our Galleries, restaurants and outlets that have been closed. Our efforts to mitigate the costs of construction delays and deferrals, store closures and other operational difficulties resulting from COVID-19, including negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we scale back our operations and expansion cadence.

While our general approach has been to target capital toward investments that we believe will achieve favorable returns for our shareholders, these decisions involve a significant amount of judgment regarding the availability of capital and the anticipated growth of the business in both revenue and earnings in future periods. In addition, our near term decisions regarding the sources and uses of capital in our business will reflect and adapt to changes in market conditions and disruption in our business related to COVID-19.

During the time period from fiscal 2017 through fiscal 2019, we have invested substantial amounts of capital to repurchase shares which has materially reduced the number of our outstanding shares which could in turn yield financial benefits to our investors including the potential for increased earnings per share. At the same time, such share repurchases have increased our aggregate levels of indebtedness, increased our costs for cash and/or non-cash interest expense and diverted capital from other purposes including other investments that we might have undertaken with respect to the business. We can provide no assurances of the exact financial and operational impact of previous or future share repurchases on our business and results of operation and the resulting incurrence of debt may have an impact on our future liquidity position and capital available for other aspects of our business. Although our share repurchase programs are intended to enhance long-term shareholder value, depending on the exact financial and operational impact of these programs on our business, there can be no assurance that share repurchases will have the benefits that we expect.

When we purchase shares in the market as part of one of our share repurchase programs, we generally undertake such transactions out of a belief that the shares represent a good investment and that the market price for the shares may be undervalued. There can be no assurance that these decisions will prove to be correct as valuation of common stock is subject to a range of factors and is subject to inherent degrees of uncertainty. Over time it may turn out that the value of our common stock will be substantially higher or lower than some of the prices that we pay to undertake repurchase transactions. For example, the market price of our common stock may subsequently decline below the levels at which repurchases were made or it may appreciate to prices substantially above the amounts we pay for the buyback. If we access capital through sales of our common stock or other securities linked to the price of our common stock, our investors may experience dilution from such capital transactions and there can be no assurance that such financing will be incurred at prices that are higher for shares of our common stock than the prices at which we engaged in share repurchases.

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

In addition, while we anticipate that we should be able to repay our debt maturities as they come due, there can be no assurance that we will have sufficient financial resources at the maturity of any specific indebtedness, whether upon its state maturity or otherwise. In particular, we may need to incur additional debt or refinance existing debt in order to achieve repayment of existing debt. Given the fast moving nature of the COVID-19 health crisis, and the corresponding impact on financial markets and the economy as a whole, there is an enhanced degree of uncertainty regarding the Company’s capital position and availability of capital to fund the Company’s liquidity requirements.

In recognition of the significant threat to the liquidity of financial markets posed by COVID-19, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the U.S. For example, on March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. While the Company may receive financial, tax or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the availability, extent or impact of any such relief. In addition, store closures and other operational difficulties faced by the Company may negatively affect the Company’s financial condition and restrict the availability of liquidity for its operational needs, including due to, among other reasons, increased and unforeseeable liquidity needs and limited flexibility to control expenses in line with potential decreases in revenue. If the Company is not able to arrange financing to repay its debt obligations, or to extend the maturities of existing debt or otherwise refinance the Company’s obligations as needed, we may experience a material adverse effect on our business and operations. For example, in certain circumstances, we may be required to repay the three series of convertible senior notes that we issued in fiscal 2015, fiscal 2018 and fiscal 2019 with cash payments. See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Senior Notes. The $300 million principal amount of convertible senior notes that we issued in fiscal 2015 matures on July 15, 2020 and is convertible as of February 1, 2020 through the close of business on the second schedule trading day immediately preceding July 15, 2020. At the time the notes become due, and prior to maturity to the extent holders exercise their conversion right, the trading price of our common stock may be such that we may find it necessary to settle the notes in cash. There can be no assurance that we will be able to pay the amount of cash due if holders surrender their notes for conversion. In addition, agreements governing any debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the notes or to pay cash upon the conversion of the notes may be limited by law or regulatory authority. In addition, if we fail to purchase the notes, to pay special interest, if any, due on the notes, or to pay the amount of cash due upon conversion, we will be in default under the respective indentures governing the notes, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the notes or to pay the amount of cash due upon conversion.

The need to repay our convertible senior notes or other debt obligations could cause us to incur additional borrowings or issue additional debt to investors and lenders. We may also experience cash flow shortfalls in the future, and we may otherwise require additional external funding, or we may need to raise funds to take advantage of unanticipated opportunities, to make acquisitions of other businesses or companies or to respond to changing business conditions or unanticipated competitive pressures. Disruptions in the global financial markets and banking systems have made credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. The continued volatility of, or other adverse developments in, U.S. or global market conditions, including as a result of fluctuations in the stock market, the global outbreak of COVID-19, risks related to Brexit, declines in energy prices or the housing market or other U.S. or global political or economic trends, could affect our ability to access future debt and to manage our debt obligations. We cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

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

In March 2019, we appointed a new Chief Financial Officer as a result of the prior President, Chief Financial and Administrative Officer’s decision to step down due to health considerations. We may face risks related to this and other transitions in our leadership team.

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

We routinely experience cybersecurity attacks and expect to continue to be the target of cyber fraud, hacking or theft. While to date none of these incidents have been material, despite our efforts to ensure the integrity of our information technology systems, we may not be able to anticipate, detect or implement adequate preventive measures against all cyber threats because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target. Our operations are also dependent on the information technology systems and cybersecurity measures of our third party vendors. Attempted cyber intrusions into our information systems through compromised vendor networks, if successful, could compromise our information systems. In addition, our information systems can face risks to the extent we acquire new businesses but are not able to quickly or comprehensively integrate such acquired businesses into our policies and procedures for addressing cybersecurity risks or identify and address weaknesses in such acquired entity’s information systems, which risks may be compounded to the extent the information systems of an acquired entity are integrated with ours, thus providing access to a broader set of sensitive customer information through a compromised network at the acquired entity level. If a computer hacker or other third party is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any successful breaches or attempted intrusions could result in increased information systems costs and potential reputational damage, which could materially adversely affect our business and results of operations.

Additionally, in order for our business to function successfully, we and other market participants must be able to handle and transmit confidential and personal information securely, including in customer orders placed through our website. That information includes data about our customers, including personally identifiable information and credit card information, as well as sensitive information about our vendors and workforce, including social security numbers and bank account information. If our systems are damaged, interrupted or subject to unauthorized access, information about our customers, vendors or workforce could be stolen or misused. Any security breach could expose us to risks of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business. We may be subject to one or more claims or lawsuits related to the intentional or unintentional release of confidential or personal information, including personally identifiable information about our customers, vendors or workforce. In addition to the possibility of fines, lawsuits and other claims, we could be required to expend significant resources to change our business practices or modify our service offerings in connection with the protection of personally identifiable information, which could have a material adverse effect on our business. Any breach could also cause consumers to lose confidence in the security of our website and choose not to purchase from us.

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

States and the federal government have enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. For example, the EU General Data Protection Regulation (“GDPR”), which took effect in May 2018, and the California Consumer Privacy Act, which took effect in January 2020, impose stringent requirements on how we and third parties with whom we contract collect and process personal information, and provide for significant penalties for noncompliance. These laws have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amount in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, results of operations and financial condition could be adversely affected. We may also incur legal costs if we are required to defend our methods of collection, processing and storage of personal data. Investigations, lawsuits, or adverse publicity relating to our methods of handling personal data could result in increased costs and negative market reaction.

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

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nevertheless, our products have in the past (including during fiscal 2019) been, and may in the future be, subject to recall for product safety and compliance reasons. Our efforts to address the sources of these product recalls, including those due to products sourced from our vendors, may not be successful and we may continue to face additional product recalls. Concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims. To the extent future product recalls create a negative public perception of our business, we could face reputational harm or could be subject to elevated levels of legal claims. There can be no assurance that we will have the benefit of adequate insurance or payments from third parties including our product vendors in order to address losses and expenses that we may incur in connection with product recalls. Not all of the costs and expenses that we have previously incurred in connection with product recalls have been covered by insurance or reimbursement from third parties including our product vendors. We and our product vendors may be unable to obtain such insurance or the insurance may be prohibitively expensive and any coverage that is available may be inadequate to cover costs we incur in connection with product recalls.

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

We are involved in legal and regulatory proceedings from time to time that may affect our Company and/or our management including litigation, claims, investigations and regulatory and other proceedings, which could distract management from our business activities and result in significant liability.

From time to time, we and/or our management are involved in legal and regulatory proceedings including litigation, claims, investigations and regulatory and other proceedings related to a range of matters in connection with the conduct of our business, including (i) privacy and data security, (ii) our labor and employment practices including laws related to discrimination, wages and benefits, ERISA and disability claims, (iii) intellectual property issues with respect to copyright, trademarks, patents and trade dress, (iv) trade and business practices including unfair competition and unfair business practices, (v) consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers, (vi) product safety and compliance including products liability, product recalls personal injury, (vii) advertising and promotion of products and services, (viii) compliance with securities laws including class actions related to allegations of securities fraud, (ix) taxation, (x) contractual disputes, and (xi) health and safety regulations.

Claims and legal proceedings may involve arbitration, mediation, private litigation, class action matters, derivative claims, investigations and enforcement matters. We are subject to regulatory oversight and legal enforcement by a range of government and self-regulatory organizations including federal, state and local governmental bodies both within the U.S. and in other jurisdictions where we operate such as, among others, the United States Equal Employment Opportunity Commission, the Consumer Product Safety Commission, the Federal Trade Commission, the Department of Labor, the SEC, FINRA, the New York Stock Exchange (the “NYSE”), the Department of Justice and numerous state and local governmental authorities including state attorney generals and state agencies. Litigation against us, depending on the outcome of such claims, could lead to further claims and proceedings including on new and otherwise unrelated matters, for example by attracting the attention of plaintiff’s firms or of regulators.

We have recently faced certain securities litigations, including securities class action cases that were consolidated by the court (the “Class Action Case”) and certain related legal proceedings (collectively, the “Derivative Case”). We are also currently responding to several governmental investigations regarding trading in our securities. We have settled the Class Action Case, and the court granted final approval of the Class Action Case settlement on October 25, 2019 and such settlement has been funded entirely by our insurance carriers. On March 19, 2020, we reached an agreement in principle to settle the Derivative Case, and we expect that the Derivative Case settlement will be funded by our insurance carriers. We maintain insurance for legal proceedings but there can be no assurance that such insurance will be available for the payment of all or any portion of the costs associated with any particular investigation, legal proceedings or other claims against us, or that coverage under any such insurance will be adequate to fund the full cost of any such legal proceedings including the costs of investigation, defense and resolution of any such legal proceedings.

Legal proceedings often involve complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time that could otherwise be focused on our operations. Furthermore, legal proceedings where the related claims involve members of our management team could distract management from the operation of our business, damage the reputation of our management team and otherwise materially adversely affect our operations and management morale. Litigation and other claims and regulatory proceedings against our management or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

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

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, e-commerce, privacy, health and safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers, food and beverage providers or otherwise govern our business. In addition, to the extent we expand our operations as a result of engaging in new business initiatives or product lines, pursuing our multi-tier real estate strategy or expanding into new international markets, we may become subject to new regulations and regulatory regimes. We may need to continually reassess our compliance procedures, personnel levels and regulatory framework in order to keep pace with the numerous business initiatives that we are pursuing, and there can be no assurance that we will be successful in doing so. If the regulations applicable to our business operations were to change or were violated by us or our vendors or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and harm our business and results of operations.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, public health officials and other governmental authorities have adopted numerous mitigation measures to address the spread of COVID-19, and in particular to discourage people from congregating in public, commercial or private spaces. Federal, state and local authorities, and in some instances mall and shopping center owners, in the U.S. and Canada have implemented a number of different directives that encourage or require changes in our business practices including requirements to close our retail stores and to curtail various aspects of our business operations. The scope and duration of these directives is evolving and not entirely clear. A large number of states and municipalities in the U.S. where we operate have implemented temporary closure requirements with respect to non-essential business operations and the duration of these requirements are unknown. In response to the public health crisis posed by COVID-19, effective from March 17, 2020, the Company temporarily closed its retail locations for an indeterminate period of time. Although we continue to serve our customers virtually through our Gallery representatives and designers, as well as our online websites, our business operations are being substantially affected by applicable regulatory restrictions including stay-at-home requirements applicable in California where our corporate headquarters is located. Our decision to reopen retail locations will be affected by a number of factors including applicable regulatory restrictions and there is substantial uncertainty regarding the manner and timing in which we can return some or all of our business to more normal business operations. We may face longer term closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent federal, state and local restrictions including shelter-in-place orders. Even once we are able to reopen closed physical locations, changes in consumer behavior and health concerns may continue to impact consumer demand for our products and customer traffic at our Galleries, restaurants and outlets and may make it more difficult to staff our business operations. In addition, as a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. Changes to

United States health care laws, or potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations, could result in increased direct compliance costs for us (or may cause our vendors to raise the prices they charge us in order to maintain profitable operations because of increased compliance costs), increased transportation costs or reduced availability of raw materials.

In fiscal 2019, we sourced 84% of our products from outside the United States, and we are increasing the level of our international sourcing activities in an effort to obtain more of our products directly from vendors located outside the United States. Additionally, we have expanded our business-to-business sales. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, or limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. The United States Foreign Corrupt Practices Act, and other similar laws and regulations, generally prohibit companies and their intermediaries from making improper payments to foreign governmental officials for the purpose of obtaining or retaining business. While our policies mandate compliance with applicable laws and regulations, including anti-bribery laws and other anti-corruption laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. It is difficult to predict the impact of future changes to accounting principles or current accounting practice and the exact impact of such changes may not be what we anticipate. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, we adopted Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2018, the adoption of which materially impacted the timing of recognizing advertising expense related to direct response advertising, including costs associated with our Source Books. In addition, we adopted Accounting Standards Update 2016-02—Leases (Topic 842) in the first quarter of fiscal 2019, the adoption of which materially impacted our financial statements including (i) our consolidated balance sheets due to the initial recognition of right of use assets and lease liabilities for our operating and finance lease arrangements, (ii) our consolidated statements of operations, specifically cost of goods sold and interest expense—net, primarily due to the change from the build-to-suit lease transactions under the previous accounting guidance to the new finance lease classification treatment, and (iii) our cash flows due to amortization and interest expense for our operating and finance lease arrangements and classification of landlord assets under construction. For information regarding recently issued accounting pronouncements, refer to Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in completing or realizing the expected benefits of such acquisitions.

As part of exploring growth opportunities, we may from time to time seek to acquire value-creating, add-on businesses that we believe will broaden our existing position and market reach. For example, in fiscal 2016, we acquired a controlling interest in Waterworks. In the fourth quarters of fiscal 2018 and fiscal 2017, we recorded goodwill impairment charges of $17.4 million and $33.7 million, respectively, with respect to Waterworks due to indicators identified in the fourth quarters of fiscal 2018 and fiscal 2017 that there could be an impairment of the Waterworks reporting unit. In addition, in the fourth quarter of fiscal 2018, we recorded a tradename impairment charge of $14.6 million with respect to Waterworks due to indicators identified in the fourth quarter of fiscal 2018 that there could be an impairment of the Waterworks reporting unit. Refer to Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K. There can be no assurance that the Waterworks business will meet its future operating or financial objectives and if its results do not improve we may recognize additional charges related to this business and our financial results of operation may be adversely affected.

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

Our total assets include intangible assets with an indefinite life, goodwill, tradename and trademarks, and substantial amounts of long-lived assets, principally property and equipment and lease right-of-use assets. Changes to estimates or projections used to assess the fair value of these assets, or results of operations that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could adversely affect our results of operations.

Our total assets include intangible assets with an indefinite life, goodwill, tradename, trademarks and domain names, and substantial amounts of property and equipment and lease right-of-use assets. We evaluate these long-lived assets for possible impairment annually or earlier if impairment indicators exist and make certain estimates and projections in connection with the impairment analyses for these long-lived assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges were significant, our results of operations would be adversely affected. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10 K.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We have in the past periodically experienced deficiencies in our internal controls that have been identified during the audit process or at other times. If we identify in the future one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Therefore, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed. Material weaknesses and significant deficiencies may be identified during the audit process or at other times.

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

The market price for our common stock has recently experienced extreme volatility. As a retailer, our results are significantly affected by factors outside our control, particularly consumer spending and consumer confidence, which can significantly affect our stock price. In addition, the market price of our common stock may fluctuate significantly in response to a number of other factors, including those described elsewhere in this “Risk Factors” section, as well as the following:

●	quarterly variations in our results of operations compared to market expectations;
●	changes in preferences of our customers;
●	announcements of new products or significant price reductions by us or our competitors;
●	size of our public float;
●	stock price performance of our competitors;
●	fluctuations in stock market prices and volumes;
●	default on our indebtedness;
●	actions by competitors or other shopping center tenants;
●	changes in senior management or key personnel;

●	changes in financial estimates by securities analysts or failure to meet their expectations;
●	actual or anticipated negative earnings or other announcements by us or other retail companies;
●	downgrades in our credit ratings or the credit ratings of our competitors;
●	natural or man-made disasters or other similar events;
●	issuances or expected issuances of capital stock;
●	impacts of the COVID-19 global outbreak; and
●	global economic, legal and regulatory changes unrelated to our performance.

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

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors. These provisions:

●	establish a classified board of directors so that not all members of our board of directors are elected at one time;
●	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;
●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
●	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and
●	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Expectations of our company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, customers and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors may use ESG criteria to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

We expect that our common stock may experience increased trading volatility in connection with our Convertible Notes Financing.

In September 2019, we issued $350 million of 0.00% convertible senior notes due 2024 (the “2024 Notes”). In June 2018, we issued $300 million of 0.00% convertible senior notes due 2023 and, on June 26, 2018, we issued an additional $35 million pursuant to the exercise of an overallotment option granted to the initial purchasers as part of the June 2018 offering (the “2023 Notes”). In June 2015, we issued $250 million of 0.00% convertible senior notes due 2020 and, on July 2, 2015, we issued an additional $50 million pursuant to the exercise of the overallotment option granted to the initial purchasers as part of the June 2015 offering (collectively, the “2020 Notes”). In June 2014, we issued $300 million of 0.00% convertible senior notes due 2019 and, on June 24, 2014, we issued an additional $50 million pursuant to the exercise of an overallotment option granted to the initial purchasers as part of the June 2014 offering (the “2019 Notes” and, together with the 2024 Notes, 2023 Notes and the 2020 Notes, the “Notes”). In connection with each offering of the Notes, we entered into convertible note hedge transactions with certain counterparties (the “Bond Hedge”) and warrant transactions (the “Warrants” and together with the Notes and the Bond Hedge, the “Convertible Notes Financing”) with the same counterparties (the “hedge counterparties”).

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

Taken together, the Bond Hedge and Warrants are intended, but not guaranteed, to offset any actual earnings dilution that could occur upon delivery of shares of common stock to satisfy to our conversion obligation under the Notes. For the 2024 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $338.24 per share, the strike price of the 2024 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2024 Notes. For the 2023 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $309.84 per share, the strike price of the 2023 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2023 Notes. For the 2020 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $189.00 per share, the strike price of the 2020 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2020 Notes. However, these transactions are complex, and there can be no assurance that they will operate as planned.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Leased Properties

As of February 1, 2020, we have approximately 1,735,000 leased gross square feet for 22 Design Galleries, 40 legacy Galleries, 2 RH Modern Galleries, 4 RH Baby & Child Galleries and 15 Waterworks showrooms. We have approximately 1,208,000 leased gross square feet for 38 outlet stores as of February 1, 2020.

The following table summarizes the location and size of our leased fulfillment centers, home delivery center locations and corporate facilities occupied as of February 1, 2020:

Leased Square Footage
Location	(Approximate)
RH Furniture Fulfillment Centers
Patterson, California	1,501,000
Baltimore (North East), Maryland	1,195,000

RH Small Parcel Fulfillment Center
West Jefferson, Ohio (1)	1,224,000

Home Delivery Center Locations (2)	1,384,000

Waterworks Fulfillment Center
Brookfield, Connecticut	160,000

Corporate Facilities
Corte Madera, California (1) (3)	257,000
Pinole, California (4)	200,000
Danbury, Connecticut (5)	41,000
Other	101,000
(1)	Customer service center and home delivery operations are also performed at this location.
(2)	Includes total approximate leased square footage for 13 separate home delivery center locations, 1 of which was not yet operational as of February 1, 2020.
(3)	Location of RH Headquarters. Includes approximately 8,000 square feet of warehouse space.
(4)	Represents warehouse space.
(5)	Location of Waterworks Headquarters.

For additional information regarding leases, refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 9—Leases in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Owned Properties

We currently own two properties, a 9,000 total square foot property that is the location of our Gallery in San Francisco’s Design District, and a 57,000 total square foot property that is the location of our Minneapolis Design Gallery. Both owned properties are part of our RH Segment.

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

For additional information regarding certain securities litigation, refer to Note 18—Commitments and Contingencies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock trades under the symbol “RH” on the NYSE.

The number of stockholders of record of our common stock as of February 1, 2020 was 19. This number excludes stockholders whose stock is held in nominee or street name by brokers.

No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of RH under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph and table compare the cumulative total stockholder return for our common stock during the five-year period ended February 1, 2020 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on January 30, 2015 in the common stock of RH, the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
January 30, 2015
January 29, 2016
January 27, 2017
February 2, 2018
February 1, 2019
January 31, 2020
RH
NYSE Composite Index
S&P Retailing Select Index

	1/30/2015	1/29/2016	01/27/2017	02/02/2018	02/01/2019	01/31/2020
RH	100.00	70.40	29.81	105.15	152.68	238.49
NYSE Composite Index	100.00	91.42	107.08	124.18	117.01	129.20
S&P Retailing Select Index	100.00	88.63	92.27	98.29	94.69	92.79

Repurchases of Common Stock

During the three months ended February 1, 2020, we repurchased the following shares of our common stock:

			Total Number of	Approximate Dollar
		Average	Shares Repurchased	Value of Shares That
		Purchase	as Part of Publicly	May Yet Be
	Number of	Price Per	Announced Plans or	Purchased Under the
	Shares (1)	Share	Programs (2)	Plans or Programs
				(in millions)
November 3, 2019 to November 30, 2019	—	$—	—	$450
December 1, 2019 to January 4, 2020	2,445	$217.45	—	$450
January 5, 2020 to February 1, 2020	—	$—	—	$450
Total	2,445		—
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under the Company’s 2012 Stock Incentive Plan.
(2)	Reflects shares repurchased as part of $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019.

Item 6.        Selected Consolidated Financial Data

The following tables present RH’s consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated financial data as of February 1, 2020 and February 2, 2019 and for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018 were derived from consolidated financial statements included in Item 8—Financial Statements and Supplementary Data. The selected consolidated financial data as of February 3, 2018 and as of and for the periods ended January 28, 2017 and January 30, 2016 were derived from consolidated financial statements for such years not included herein.

The selected financial data as of and for the periods ended February 1, 2020, February 2, 2019 and February 3, 2018 reflect the modified retrospective application of the new lease accounting standard (Accounting Standards Update 2016-02—Leases). The selected consolidated financial data as of and for the periods ended January 28, 2017 and January 30, 2016 were not modified to reflect the impact of the new lease accounting standard. For information regarding recently issued accounting pronouncements, refer to Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

The fiscal years ended February 1, 2020, February 2, 2019, January 28, 2017 and January 30, 2016 each consisted of 52 weeks. The fiscal year ended February 3, 2018 consisted of 53 weeks.

The selected historical consolidated data presented below should be read in conjunction with Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes to our consolidated financial statements.

	As Revised Under ASU 2016-02—Leases			As Reported
	Year Ended			Year Ended
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020 (1)	2019 (1)	2018 (1)	2017 (2)	2016 (2)
	(dollars in thousands, except per share amounts)
Consolidated Statements of Operations:
Net revenues	$2,647,437	$2,505,653	$2,440,174	$2,134,871	$2,109,006
Cost of goods sold	1,552,426	1,520,076	1,600,876	1,455,084	1,356,314
Gross profit	1,095,011	985,577	839,298	679,787	752,692
Selling, general and administrative expenses	732,180	723,841	722,183	626,751	567,131
Income from operations	362,831	261,736	117,115	53,036	185,561
Other expenses
Interest expense—net	87,177	67,769	56,002	44,482	35,677
Goodwill and tradename impairment	—	32,086	33,700	—	—
Loss on extinguishment of debt—net	6,472	917	4,880	—	—
Total other expenses	93,649	100,772	94,582	44,482	35,677
Income before income taxes	269,182	160,964	22,533	8,554	149,884
Income tax expense	48,807	25,233	25,132	3,153	58,781
Net income (loss)	$220,375	$135,731	$(2,599)	$5,401	$91,103
Weighted-average shares used in computing basic net income (loss) per share	19,082,303	21,613,678	27,053,616	40,691,483	40,190,448
Basic net income (loss) per share	$11.55	$6.28	$(0.10)	$0.13	$2.27
Weighted-average shares used in computing diluted net income (loss) per share	24,299,034	26,533,225	27,053,616	40,926,840	42,256,559
Diluted net income (loss) per share	$9.07	$5.12	$(0.10)	$0.13	$2.16
Other Financial and Operating Data:
Adjusted net income (3)	$276,297	$204,318	$103,822	$51,789	$114,772
Adjusted EBITDA (4)	$495,418	$400,067	$269,509	$186,225	$273,425

Capital expenditures	$93,623	$79,992	$68,393	$170,031	$127,902
Landlord assets under construction—net of tenant allowances	64,300	59,001	81,065	—	—
Adjusted net capital expenditures	$157,923	$138,993	$149,458	$170,031	$127,902

	As Revised Under ASU 2016-02—Leases			As Reported
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020 (1)	2019 (1)	2018 (1)	2017 (2)	2016 (2)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$47,658	$5,803	$17,907	$87,023	$331,467
Short-term and long-term investments (5)	—	—	—	175,889	152,855
Working capital (deficit) (6)	(20,419)	56,062	55,867	722,355	861,304
Total assets	2,445,694	2,423,018	2,234,260	2,192,520	2,067,944
Financing obligations under build-to-suit lease transactions	—	—	—	203,015	146,621
Convertible senior notes due 2019—net (7)	—	344,146	329,012	314,543	300,711
Convertible senior notes due 2020—net (7)	291,110	272,919	255,865	239,876	224,887
Convertible senior notes due 2023—net (7)	270,271	253,689	—	—	—
Convertible senior notes due 2024—net (7)	268,366	—	—	—	—
Asset based credit facility	—	57,500	199,970	—	—
Term loan	—	—	80,000	—	—
Equipment promissory notes	53,372	—	18,497	—	—
Promissory notes (8)	53,000	—	13,183	—	—
Notes payable for share repurchases	18,741	19,633	19,390	19,390	19,523
Total debt (including current portion) (9)	954,860	947,887	915,917	581,318	552,702
Total stockholders’ equity (deficit)	18,651	(38,690)	(8,155)	919,869	886,160
(1)	Fiscal periods reflect the modified retrospective application of the new lease accounting standard (Accounting Standards Update 2016-02—Leases). For information regarding recently issued accounting pronouncements, refer to Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.
(2)	Fiscal periods were not modified to reflect the impact of the new lease accounting standard.
(3)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter.

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Year Ended
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020	2019	2018	2017	2016
	(in thousands)
Net income (loss)	$220,375	$135,731	$(2,599)	$5,401	$91,103
Adjustments pre-tax:
Amortization of debt discount (a)	42,545	39,216	27,926	26,404	19,803
Asset impairments and lease losses (b)	21,899	7,218	4,417	12,743	—
Loss on extinguishment of debt—net (c)	6,472	917	4,880	—	—
Reorganization related costs (d)	1,075	9,977	949	5,698	—
Recall accrual (e)	(3,988)	1,619	7,707	4,615	—
Asset held for sale loss (gain) (f)	(1,529)	8,497	—	4,767	—
Legal settlements (g)	(1,193)	(5,289)	—	—	—
Goodwill and tradename impairment (h)	—	32,086	33,700	—	—
Distribution center closures (i)	—	3,046	7,230	—	—
Impact of inventory step-up (j)	—	380	2,527	6,835	—
Non-cash compensation (k)	—	—	23,872	3,672	—
Anti-dumping exposure (l)	—	—	(2,202)	—	—
Gain on sale of building and land (m)	—	—	(2,119)	—	—
Legal claim (n)	—	—	—	8,701	19,046
Acquisition related costs (o)	—	—	—	2,847	—
Subtotal adjusted items	65,281	97,667	108,887	76,282	38,849
Impact of income tax items (p)	(9,359)	(29,080)	(2,466)	(29,894)	(15,180)
Adjusted net income	$276,297	$204,318	$103,822	$51,789	$114,772
(a)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and for the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $3.7 million, $2.7 million, $2.5 million, $2.4 million and $2.3 million during fiscal 2019, fiscal 2018, fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The 2019 Notes matured on June 15, 2019 and did not impact amortization of debt discount post-maturity.
(b)	The adjustments in fiscal 2019 include (i) asset impairments of $9.1 million, (ii) acceleration of depreciation expense of $6.2 million due to a change in the estimated useful lives of certain assets and a $0.5 million charge related to the termination of a service agreement associated with such assets, (iii) an RH Contemporary Art lease impairment of $4.6 million, resulting from an update to both the timing and the amount of future estimated lease related cash inflows, and (iv) other lease impairments of $1.5 million due to early exit of leased facilities. The adjustments in fiscal 2018 include (i) an RH Contemporary Art lease impairment of $3.4 million, (ii) acceleration of depreciation expense of $2.6 million due to a change in the estimated useful life of certain assets and (iii) a $1.2 million inventory impairment charge related to holiday merchandise. The adjustment in fiscal 2017 represents an RH Contemporary Art lease impairment. The adjustment in fiscal 2016 includes the initial impairment associated with RH Contemporary Art, which was integrated into the broader RH platform and was no longer operational as a separate division, which resulted in inventory impairment of $1.1 million and impairment of $10.6 million related to the lease, property and equipment disposals, and donations. Fiscal 2016 also includes a $1.0 million inventory impairment charge associated with RH Kitchen due to the alignment with the Waterworks Kitchen product line strategy.
(c)	The adjustment in fiscal 2019 represents the loss on extinguishment of debt related to a second lien term loan which was repaid in full in September 2019 and the acceleration of debt issuance costs related to early repayment of the FILO term loan, partially offset by the gain on extinguishment of debt upon the maturity and settlement of the 2019 Notes in June 2019. The adjustment in fiscal 2018 represents the loss on extinguishment of debt related to the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in full in June 2018. The adjustment in fiscal 2017 represents the loss on extinguishment of debt related to a second lien term loan which was repaid in full in October 2017.
(d)	Represents severance costs and related taxes associated with reorganizations. The fiscal 2017 and fiscal 2016 adjustments are partially offset by a reversal of stock-based compensation expense related to unvested equity awards.
(e)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims. The recall adjustments had the following effect on our income before taxes:

	Year Ended
	February 1,	February 2,	February 3,	January 28,
	2020	2019	2018	2017
(Increase) decrease to net revenues	$(391)	$4,733	$3,207	$3,441
Increase (decrease) to cost of goods sold	(3,372)	(4,139)	4,315	535
(Increase) decrease to gross profit	(3,763)	594	7,522	3,976
Increase (decrease) to selling, general and administrative expenses	(225)	1,025	185	639
(Increase) decrease to income before income taxes	$(3,988)	$1,619	$7,707	$4,615

(f)	The adjustment in fiscal 2019 includes gain on real estate related to asset previously classified as held for sale and other land sales. The adjustment in fiscal 2018 represents the impairment recorded upon reclassification of an owned Design Gallery as held for sale. The adjustment in fiscal 2016 represents the impairment recorded upon reclassification of aircraft as asset held for sale.
(g)	Represents legal settlements, net of related legal expenses.
(h)	Represents goodwill and tradename impairment related to the Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.
(i)	Represents disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs associated with distribution center closures.
(j)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(k)	The adjustment in fiscal 2017 represents a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017. The adjustment in fiscal 2016 represents a non-cash compensation charge related to the fully vested option grants made in connection with our acquisition of Waterworks.
(l)	Represents the release of the remaining reserve for potential claims regarding anti-dumping duties which we believe have lapsed. The reserve related to potential tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review on the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.
(m)	Represents the gain on the sale of building and land of one of our previously owned retail Galleries.
(n)	Represents charges incurred or the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.
(o)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.
(p)	The adjustment in fiscal 2019 is based on an adjusted tax rate of 17.4%, which is calculated using a 21% normalized tax rate for the first and second quarters of fiscal 2019 and the effective tax rates of 13.7% and

14.9% for the third and fourth quarters of fiscal 2019, respectively. Fiscal 2018 and fiscal 2017 assume a normalized tax rate of 21%. Fiscal 2016 assumes a normalized tax rate of 39%. The adjustment in fiscal 2015 represents the tax effect of the adjusted items based on our effective tax rate of 39.2%.
(4)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense—net and income tax expense. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Year Ended
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020	2019	2018	2017	2016

Net income (loss)	$220,375	$135,731	$(2,599)	$5,401	$91,103
Depreciation and amortization	100,739	91,372	83,176	56,995	44,595
Interest expense—net	87,177	67,769	56,002	44,482	35,677
Income tax expense	48,807	25,233	25,132	3,153	58,781
EBITDA	457,098	320,105	161,711	110,031	230,156
Non-cash compensation (a)	21,832	24,122	50,709	29,988	24,223
Asset impairments and lease losses (b)	15,651	4,607	4,417	12,743	—
Loss on extinguishment of debt—net (b)	6,472	917	4,880	—	—
Reorganization related costs (b)	1,075	9,977	949	5,698	—
Recall accrual (b)	(3,988)	1,619	7,707	4,615	—
Asset held for sale loss (gain) (b)	(1,529)	8,497	—	4,767	—
Legal settlements (b)	(1,193)	(5,289)	—	—	—
Goodwill and tradename impairment (b)	—	32,086	33,700	—	—
Distribution center closures (b)	—	3,046	7,230	—	—
Impact of inventory step-up (b)	—	380	2,527	6,835	—
Anti-dumping exposure (b)	—	—	(2,202)	—	—
Gain on sale of building and land (b)	—	—	(2,119)	—	—
Legal claim (b)	—	—	—	8,701	19,046
Acquisition related costs (b)	—	—	—	2,847	—
Adjusted EBITDA	$495,418	$400,067	$269,509	$186,225	$273,425
(a)	Represents non-cash compensation related to equity awards granted to employees, including the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017 and a non-cash compensation charge related to the fully vested option grants made in connection with our acquisition of Waterworks in fiscal 2016.
(b)	Refer to the reconciliation of net income (loss) to adjusted net income table above and the related footnotes for additional information.
(5)	As of the year ended fiscal 2016 and fiscal 2015, $142.7 million and $130.8 million, respectively, of our investments were due within one year. As of the year ended fiscal 2016 and fiscal 2015, $33.2 million and $22.1 million, respectively, of our investments were due within two years. We held no investments as of fiscal 2019, fiscal 2018 or fiscal 2017.
(6)	Working capital (deficit) is defined as current assets, less current liabilities, excluding the current portion of long-term debt.
(7)	Represents our obligations, net of debt discount, related to the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes. The aggregate principal amounts due under the 2020 Notes, 2023 Notes and 2024 Notes are $300 million, $335 million and $350 million, respectively. The aggregate principal amount under the 2019 Notes that matured on June 15, 2019 was $350 million.
(8)	Represents promissory notes on asset under construction as of February 1, 2020 and an aircraft promissory note as of February 3, 2018.
(9)	Total debt (including current portion) includes the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, net of debt discount, asset based credit facility, term loan, equipment promissory notes, promissory notes and notes payable for share repurchases. Total debt (including current portion) includes capital lease obligations and excludes financing obligations under build-to-suit lease transactions in fiscal 2016 and fiscal 2015.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. Our retail business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books, and websites. We have an integrated RH Hospitality experience in eight of our new Design Gallery locations, which include restaurants, wine vaults and barista bars.

Our business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books and websites. As of February 1, 2020, we operated the following number of Galleries, outlets and showrooms:

Count
RH
Design Galleries	22
Legacy Galleries	40
Modern Galleries	2
Baby & Child and Teen Galleries	4
Total Galleries	68
Outlets	38

Waterworks Showrooms	15

We are undertaking substantial changes in our business and operations in response to the recent global outbreak of the coronavirus (COVID-19).

The COVID-19 health crisis poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate our business. We have already experienced significant disruption to our business as a result of the rapid development of the COVID-19 pandemic. The immediate impact from this global health crisis has been both direct in terms of disruption in numerous aspects of our business operations as well as indirect in terms of the adverse effect on overall economic conditions. The magnitude and duration of the negative impact to our business from the COVID-19 pandemic cannot be predicted with certainty. Accordingly, we withdrew all prior guidance and outlook statements that relate to the performance of our business with respect to fiscal 2020.

In response to the public health crisis posed by COVID-19, effective from March 17, 2020, the Company temporarily closed its retail locations for an indeterminate period of time. Although we continue to serve our customers virtually through our Gallery representatives and designers, as well as our online websites, our business operations are being substantially affected by applicable regulatory restrictions including stay-at-home requirements applicable in California where our corporate headquarters is located. Our decision to reopen retail locations will be affected by a number of factors including applicable regulatory restrictions and there is substantial uncertainty regarding the manner and timing in which we can return some or all of our business to more normal business operations. We may face longer term closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent federal, state and local restrictions including shelter-in-place orders. Even once we are able to reopen closed physical locations, changes in consumer behavior and health concerns may continue to impact consumer demand for our products and customer traffic at our Galleries, restaurants and outlets and may make it more difficult to staff our business operations. If we are not able to access capital at the time and on terms that our business requires, we may encounter difficulty funding our business requirements including debt repayments when due. Given the fast moving nature of the COVID-19 health crisis, and the corresponding impact on financial markets and the economy as a whole, there is an enhanced degree of uncertainty regarding the Company’s capital position and availability of capital to fund the Company’s liquidity requirements. We may not be able to access liquidity or the terms and conditions of available credit may be substantially more expensive than previously expected due to changes in financial conditions and credit markets. We may require waivers or amendments to our existing credit facilities and these requirements may trigger pricing increases from lenders for available credit. If we are not able to access credit to fund our business requirements for liquidity, or the cost of available credit increases, we may need to curtail our business operations including various business initiatives that require capital investment. We have recently commenced an effort to expand our business internationally by establishing a new retail presence in global markets including Europe and the United Kingdom. In addition, we are in the process of developing a number of new Gallery locations in the U.S. In addition, our RH Guesthouse initiative may be negatively impacted by the disease outbreak as federal, state and local governments have restricted travel, conferences, events and gatherings. Reductions in our liquidity position and the need to use capital for other day to day requirements of our business may affect a number of our business initiatives and long-term investments and as a result we may be required to curtail and/or postpone business investments including those related to international expansion, the pace of opening new Galleries in the U.S. as well as other initiatives that require capital investment.

As a result of the COVID-19 outbreak, and the corresponding reduction in our sales, we have had to institute a number of measures to mitigate expenses and reduce costs. These efforts may not be enough to offset anticipated declines in revenue including the loss of sales related to store closures, and may negatively affect our ability to quickly resume operations when we are able to re-open our Galleries, restaurants and outlets. Substantially all of our management personnel, including those in our corporate office in Corte Madera, CA, are subject to shelter-in-place requirements which have resulted in most of our management team being required to work remotely. These working arrangements as well as other related restrictions including severe limitations on travel may have an impact on our operations and management effectiveness. Although we have technology and other resources to support these new work requirements, there can be no assurance that we will not suffer material risks to our business, operations, production productivity and results of operations as a result of these restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. The global scale and scope of COVID-19 is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including the duration of our RH Galleries, restaurant and outlet closures, emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain COVID-19. However, the Company believes COVID-19 is likely to result in an adverse impact on our business, results of operations and financial condition, particularly if ongoing mitigation actions occur for a significant amount of time. For more information, refer to Item 1A—Risk Factors— The global outbreak of the COVID-19 virus is likely to have an adverse impact on our business.

Our net revenue for the fourth quarter of fiscal 2019 was $665.0 million, compared to $670.9 million for the fourth quarter of 2018. Net revenue for the fourth quarter of fiscal 2019 was negatively impacted by several factors, including higher than expected backorders due to a year-over-year decrease in inventories as well as our decision to eliminate most seasonal holiday merchandising from our business, which decision we believe contributed a larger than anticipated impact to sales as customers who might otherwise purchase our holiday merchandise chose to shop at other retailers offering holiday merchandise selections and, as a result, our net revenues were less than the prior period not only due to elimination of the sale of the holiday merchandise but also the loss of additional sales of non-holiday merchandise that would typically been made at the same time by customers attracted to our product offerings of holiday merchandise. In addition, prior periods including the fourth quarter of fiscal 2018 included revenue from higher outlet and warehouse sales stemming from our inventory optimization efforts. In fiscal 2019, we resumed introducing product expansions in our merchandise assortment including a number of new merchandise collections in both RH Interiors and RH Modern, as well as the launch of RH Beach House in the Spring and RH Ski House in the Fall. While we believe that product expansion will provide us with a significant opportunity to increase our market share and revenues, in the fourth quarter of fiscal 2019 we experienced some delays in the delivery of products to our customers due to back orders and special orders, which resulted from insufficient inventory to meet customer demand and slow ramp-ups at the factories that produce such products in response to the demand level from consumers.

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

New sites are identified based on a variety of factors, such as (i) the availability of suitable new site locations based on several store specific factors including geographic location, demographics, and proximity to affluent consumers, (ii) the ability to negotiate favorable economic terms, as well as (iii) the satisfactory and timely completion of real estate development including procurement of permits and completion of construction. Based on our analysis, we believe we have the opportunity to operate Design Galleries in 60 to 70 locations in the United States and Canada. The number of Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects, which we have experienced with some of our recent projects.

We opened our Portland Design Gallery in March 2018, our Nashville Design Gallery in June 2018, our New York Design Gallery and our Yountville Design Gallery in September 2018, our Minneapolis Design Gallery in September 2019, and our Columbus Design Gallery in December 2019. Our Galleries in Nashville, New York, Yountville, Minneapolis and Columbus include integrated restaurants, wine vaults and barista bars.

We have identified key learnings from our real estate transformation that have supported the development of a new multi-tier market approach that we believe will optimize both market share and return on invested capital.

First, we have developed a new RH prototype Design Gallery that is an innovative and flexible blueprint which we believe will enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. The new model is a standard we will utilize in the future that is based on key learnings from more recent Design Gallery openings and will have approximately 38,000 leased selling square feet inclusive of our integrated hospitality experience. This prototype will present our assortments across our businesses and contain interior design offices and presentation rooms where design professionals can work with clients on their projects. This new model will be more capital efficient with less time and cost risk, but yield similar productivity. We anticipate the new prototype Design Galleries will represent the format of most of our upcoming Design Galleries in North America. Our most recently opened Design Galleries in Minneapolis, MN and Columbus, OH are prototype Design Galleries, and upcoming prototype locations include Corte Madera, CA, Charlotte, NC, Jacksonville, FL, Dallas, TX and Oakbrook, IL.

Second, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York and Chicago. These iconic locations are highly profitable statements for our brand, and we believe they create a long-term competitive advantage that will be difficult to duplicate.

Third, we will continue to open indigenous Bespoke Galleries in the best second home markets where the wealthy and affluent visit and vacation. These Galleries are tailored to reflect the local culture and are sized to the potential of each market. Examples of current indigenous Bespoke Galleries include Yountville, CA and Aspen, CO.

Fourth, we are developing a new Gallery model tailored to secondary markets. Targeted to be 10,000 to 18,000 square feet, we believe these smaller expressions of our brand will enable us to gain share in markets currently only served by smaller competitors. Examples of target secondary markets include Oklahoma City, OK and Milwaukee, WI, among others. We expect these Galleries to require a substantially smaller net investment than our larger Design Galleries and to pay back our capital investment in most instances within two years or less. Our plan is to test a few of these Galleries over the next several years, and if proven successful, this format could lead to an increase in our long-term Gallery potential in the United States.

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

Like our evolving multi-tier market approach, we have developed a multi-tier real estate strategy that is designed to significantly increase our unit level profitability and return on invested capital. Our three primary deal constructs are outlined below:

●	First, due to the productivity and proof of concept of our recent new Galleries, and the addition of a powerful, traffic-generating hospitality experience, we are able to negotiate “capital light” leasing deals, where as much as 65% to 100% of the capital requirement would be funded by the landlord, versus 35% to 50% previously.
●	Second, in select projects we are migrating from a leasing to a development model. We currently have two Galleries, Yountville and Minneapolis, using this new model, and have additional projects in the pipeline. In the case of Yountville and Minneapolis, we have completed or expect to complete sale-leaseback transactions that should allow us to recoup all or a large portion of our capital.
●	Third, we are working on joint venture projects, where we share the upside of a development with the developer/landlord. An example of this new model would be our future Gallery and Guesthouse in Aspen, where we are contributing the value of our lease to the development in exchange for a profits interest in the project. The developer will deliver to RH a substantially turnkey Gallery and Guesthouse, while we continue to retain a 20% and 25% profits interest in the properties, respectively. We would expect to monetize the profits interest at the time of sale of the properties during the first five years. The net result should be a minimal capital investment to operationalize the business, with the expectation for a net positive capital benefit at time of monetization of the profits interest.

We anticipate that all of the above deal structures should lead to lower capital requirements, higher unit profitability, and significantly higher return on invested capital versus our prior Gallery development strategies.

●	Pursue International Expansion. We believe that our luxury brand positioning and unique aesthetic has strong international appeal. As such, we believe there is tremendous opportunity for the RH brand to expand globally and launch RH International in 2021 or 2022 and we are close to completing real estate transactions for approximately 5 initial locations across Europe.
●	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
●	transforming our real estate platform;

●	growing our merchandise assortment and introducing new products and categories;
●	expanding our service offerings, including design services;
●	exploring and testing new business opportunities complementary to our core business; and
●	increasing our brand awareness and customer loyalty through our Source Book circulation strategy, membership program, our digital marketing initiatives, advertising, and public relations activities and events.

During fiscal 2017 and fiscal 2018 we deferred the introduction of major new product category expansions other than the ongoing development of RH Hospitality in conjunction with new Design Galleries. In fiscal 2019, we resumed introducing product expansions in our merchandise assortment including a number of new merchandise collections in both RH Interiors and RH Modern, as well as the launch of RH Beach House in the Spring and RH Ski House in the Fall.

We also plan to increase our investment in RH Interior Design with a goal of building the leading interior design firm in North America. We believe there is a significant revenue opportunity by offering world class design and installation services as we move the brand beyond creating and selling products, to conceptualizing and selling spaces.

●	Grow Our Integrated Hospitality Experience. In 2015 we began to introduce an integrated hospitality experience, including restaurants, wine vaults and barista bars, into a number of our new Gallery locations. The success of our initial hospitality offering in Chicago led us to broaden this initiative by adding hospitality to a number of our other new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries. We plan to incorporate hospitality in many of the new Galleries that we open in the future.
●	Architect New Operating Platform. We have spent the last four years architecting a new operating platform, inclusive of transitioning from a promotional to membership model, our distribution center network redesign, the redesign of our reverse logistics and outlet business, and the reconceptualization of our home delivery and customer experience, which enables us to drive lower costs and inventory levels, and higher earnings and inventory turns. Looking forward, we expect this multi-year effort to result in a dramatically improved customer experience, continued margin enhancement and significant cost savings over the next several years.
●	Maximize Cash Flow and Optimize the Allocation of Capital in the Business. In fiscal 2017 and 2018, we focused on maximizing cash flow in our business and the allocation of capital. We believe that our operations and current initiatives are providing a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing our balance sheet, as well as deploying capital to repay debt and repurchase shares of our common stock, which we believe creates a long term benefit to our shareholders.

During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion. During fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under a separate repurchase program for an aggregate repurchase amount of approximately $250 million. During fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under a separate repurchase program for an aggregate repurchase amount of approximately $250 million. Total repurchases made in fiscal 2019, fiscal 2018 and fiscal 2017 represent 59.8% of the shares outstanding as of the end of fiscal 2016. Our focus on cash also resulted in our generating $330 million, $163 million and $415 million in free cash flow in fiscal 2019, fiscal 2018 and fiscal 2017, respectively (refer to “Share Repurchase Programs” within Liquidity and Capital Resources below for our free cash flow calculation).

●	Increase Operating Margins. During the period from fiscal 2016 through fiscal 2019, we have substantially increased the operating margins in our business. We anticipate continued improvements in operating margins as a result of our focus on a number of our strategic initiatives including (i) the occupancy leverage we expect to gain from our real estate transformation, (ii) product margin expansion as we continue to drive higher full price selling in our core business, and (iii) the continued cost savings of improvements to our operating platform and organizational structure.

Business Initiatives

We are undertaking a large number of new business initiatives in support of our key value driving strategies. In particular, beginning in fiscal 2016 and continuing through fiscal 2019, we have pursued a range of strategic efforts to improve our business and operations including the following:

●	Introduction of Membership Model. In March 2016, we introduced the RH Members Program, an exclusive program that reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across all RH brands, excluding RH Hospitality and Waterworks, in addition to other benefits including complimentary interior design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card, among other benefits. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value, which has resulted in orders and sales being more evenly distributed throughout the year as opposed to the peaks and valleys of orders and sales we experienced under the prior promotional model. We believe the shift to a membership model has enhanced the customer experience, rendered our brand more valuable, improved operational execution and reduced costs.

For the year ended February 1, 2020, our members drove approximately 95% of sales in our core RH business, and we had approximately 415,000 members at year end. Our core RH business reflects the product categories that the membership discount can be applied to, and as a result sales generated via Outlet, Contract, Hospitality or Waterworks are excluded.

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

●	Luxury In-Home Furniture Delivery Experience. We believe there is an opportunity to improve the customer experience by enhancing our approach to services in connection with in-home delivery. We are in the process of implementing a number of measures that are designed to increase our level of control and improve service levels throughout the delivery experience to the customer’s residence. We believe that we are well positioned to develop improved solutions for in-home delivery to the customer in the luxury market. We have already adopted a number of service improvements that are yielding improvements in the customer experience and reductions in product return and exchange rates. We expect to continue to optimize our service offering to customers in connection with the in-home delivery experience and are confident that our efforts in this regard will continue to achieve substantial results.
●	Elevate the Customer Experience. We are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, we are also working to enhance the brand experience in other aspects of our business. We are making changes in many aspects of our business processes that affect our customers, including the in-home delivery experience, improvements in product quality and enhancements in sourcing, product availability, and all aspects of customer care and service. We also believe that the introduction of experiential brand-enhancing products and services, such as expanded design ateliers, the RH Interior Design program and the launch of an integrated hospitality experience in a number of our new Galleries, will further enhance our customers’ in-store experience, allowing us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

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

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience, simplify our distribution network and improve our organizational design including by streamlining and realigning our home office operations, as well as to expand our product offering and transform our real estate using a range of different models for specific real estate development projects. Many of these initiatives and other initiatives such as our transition to a direct sourcing model for our rug business have improved our operating margins, but other initiatives such as RH Hospitality, RH Guesthouse and international expansion are expected to offset some planned margin improvement next year due to our investments in those platforms. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. We have also experienced delays in development timelines for some of our recent projects, and delays in completion of our real estate development projects or costs overruns could negatively affect our results of operations and revenues. Further, macroeconomic or political events outside of our control could impact our ability to pursue our initiatives or the success of such initiatives. For example, the COVID-19 outbreak and resulting global health crisis and related impact on financial markets have contributed to a period of significant market stress and anticipated illiquidity which is expected to negatively impact the economies and financial markets of many countries and could adversely affect our results of operations. In addition, while we believe that the tariffs imposed to date on most of our goods sourced from China have not had an adverse effect on our results of operations, including our revenues, margins and earnings, there can be no assurance that the existing tariffs and the additional tariffs that will become effective, as well as other future tariffs that may be imposed, will not adversely affect our results of operation in future time periods. In addition, in recent periods the stock market has experienced significant volatility as well as periods of significant decline and is currently in a period of heightened market volatility and decline, which may negatively affect the financial health and demand levels of high-end consumers, and we can provide no assurance as to whether such trends will occur in the future. The housing market is affected by a range of factors including home prices and interest rates and slowdowns in the housing market can have a negative impact on demand for our products. Factors that affect the higher end housing market in particular may have an outsized influence on our levels of consumer demand since our business is geared toward the higher end of the home furnishings market. The above factors and other current and future operational initiatives may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Factors Affecting Our Results of Operations

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and such discussion generally lists the factors in order of magnitude based on their impact. Due to the global outbreak of the COVID-19 virus as discussed elsewhere in this Annual Report, our operating results in the near-term are difficult to predict. Apart from the impact of the near-term actions we are undertaking in response to the COVID-19 outbreak, below are certain factors that affect our results of operations.

Our Strategic Initiatives. We are in the process of implementing a number of significant business initiatives that have had and will continue to have an impact on our results of operations, including:

●	the introduction and expansion of new product categories and services;
●	the timing and progress of the opening of new Design Galleries that are under development;
●	the launch of RH International;
●	the pursuit of our multi-tier market approach to our real estate transformation;
●	the redesign of our distribution center network;
●	the introduction of RH Hospitality, an integrated hospitality experience, including the roll out of an integrated food and beverage experience in a number of our new Design Galleries and Guesthouse;
●	changes in our Source Book circulation strategy including the depth, frequency and timing of mailings as well as the scope of product offerings displayed in our Source Books;
●	changes in our reverse logistics model resulting in transferring customer returns direct from our home delivery centers to Outlets;
●	efforts to elevate the customer experience including architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and company-wide decision data, vendor product initiatives and changes to the way we operate our distribution centers, home delivery centers and customer service centers; and
●	leveraging the above strategic initiatives across both our RH Segment and Waterworks to drive the performance of each business.

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

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand, and our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise in a manner that was able to match market demand from our customers, leading to higher levels of customer back orders and lost sales. For example, some of our vendors experienced difficulty in producing goods in sufficient quantity to meet initial customer demand for RH Modern when it was launched in October 2015. Further, the COVID-19 outbreak is anticipated to adversely affect our supply chain. Based on total dollar volume of purchases for fiscal 2019, approximately 70% of our products were sourced in from Asia, 16% from the United States and the remainder from other countries and regions. For fiscal 2019, approximately 38% of our products were sourced from China. For more information, refer to Item 1A—Risk Factors— The global outbreak of the COVID-19 virus is likely to have an adverse impact on our business.

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

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our net revenues are affected by general economic conditions including conditions that affect the housing market. For example, reduced consumer confidence and lower availability and higher cost of consumer credit reduce demand for our products and limit our ability to increase prices or sustain price increases. We expect that some of the economic factors that are currently in place such as global economic uncertainty and market volatility may continue in future periods. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, but that our sales are particularly affected by the health of the higher end customer and demand levels from that customer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer, the higher end of the housing market may be disproportionately influenced by other factors, including stock market prices, restrictions on travel due to the COVID-19 outbreak, the number of second and third homes being bought and sold, the number of foreign buyers in higher end real estate markets in the U.S., tax policies and interest rates, and the perceived prospect for capital appreciation in higher end real estate. We have in the past experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods. These headwinds tied to macroeconomic factors may continue in future quarters. For more information, refer to Item 1A—Risk Factors—Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us, including the health of the high-end housing market, may significantly impact our revenue and results of operations and — The global outbreak of the COVID-19 virus is likely to have an adverse impact on our business.

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

Our gross profit can be favorably impacted by sales volume increases, as occupancy and certain other costs that are largely fixed do not necessarily increase proportionally with volume increases. Changes in the mix of our products may also impact our gross profit. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and use product markdowns and our outlet stores to efficiently sell these products. The timing and level of markdowns are driven primarily by customer acceptance of our merchandise. The primary drivers of the costs of individual goods are raw materials costs, which fluctuate based on a number of factors beyond our control, including commodity prices, changes in supply and demand, general economic conditions, competition, import duties, tariffs and government regulation, logistics costs (which may increase in the event of, for example, expansions of or interruptions in the operation of our distribution centers, furniture home delivery centers and customer service center or damage or interruption to our information systems) and labor costs in the countries where we source our merchandise. We place orders with merchandise vendors primarily in United States dollars and, as a result, are not exposed to significant foreign currency exchange risk.

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

Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income. We believe that adjusted operating income, adjusted EBITDA and adjusted net income are useful measures of operating performance, as the adjustments eliminate non-recurring and other items that are not reflective of underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. We also use adjusted operating income, adjusted EBITDA and adjusted net income as methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations.

We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

We define EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense—net and income tax expense. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. Because adjusted EBITDA omits non-cash items, we feel that it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and can be more reflective of our operating performance.

We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Refer to Item 6—Selected Consolidated Financial Data for further information.

Basis of Presentation and Results of Operations

The results of operations for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018 reflect the modified retrospective application of the new lease accounting standard (Accounting Standards Update 2016-02—Leases). For information regarding recently issued accounting pronouncements, refer to Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

The following table sets forth our consolidated statements of operations and other financial and operating data.

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Consolidated Statements of Operations:
Net revenues	$2,647,437	$2,505,653	$2,440,174
Cost of goods sold	1,552,426	1,520,076	1,600,876
Gross profit	1,095,011	985,577	839,298
Selling, general and administrative expenses	732,180	723,841	722,183
Income from operations	362,831	261,736	117,115
Other expenses
Interest expense—net	87,177	67,769	56,002
Goodwill and tradename impairment	—	32,086	33,700
Loss on extinguishment of debt—net	6,472	917	4,880
Total other expenses	93,649	100,772	94,582
Income before income taxes	269,182	160,964	22,533
Income tax expense	48,807	25,233	25,132
Net income (loss)	$220,375	$135,731	$(2,599)

The following table sets forth our consolidated statements of operations as a percentage of total net revenues.

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Consolidated Statements of Operations:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	58.6	60.7	65.6
Gross profit	41.4	39.3	34.4
Selling, general and administrative expenses	27.7	28.9	29.6
Income from operations	13.7	10.4	4.8
Other expenses
Interest expense—net	3.3	2.7	2.3
Goodwill and tradename impairment	—	1.3	1.4
Loss on extinguishment of debt—net	0.2	—	0.2
Total other expenses	3.5	4.0	3.9
Income before income taxes	10.2	6.4	0.9
Income tax expense	1.9	1.0	1.0
Net income (loss)	8.3%	5.4%	(0.1)%

Fiscal 2019 Compared to Fiscal 2018

	Year Ended
	February 1,			February 2,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$2,514,296	$133,141	$2,647,437	$2,375,472	$130,181	$2,505,653
Cost of goods sold	1,475,574	76,852	1,552,426	1,441,667	78,409	1,520,076
Gross profit	1,038,722	56,289	1,095,011	933,805	51,772	985,577
Selling, general and administrative expenses	679,671	52,509	732,180	670,767	53,074	723,841
Income (loss) from operations	$359,051	$3,780	$362,831	$263,038	$(1,302)	$261,736
(1)	Waterworks results include non-cash amortization of $0.4 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during fiscal 2018.

Net revenues

Consolidated net revenues increased $141.8 million, or 5.7%, to $2,647.4 million in fiscal 2019 compared to $2,505.7 million in fiscal 2018.

Consolidated net revenues for fiscal 2019 were positively impacted by $0.4 million and for fiscal 2018 were negatively impacted by $4.7 million, in each case related to product recalls. Excluding the product recall adjustments, consolidated net revenues increased $136.7 million, or 5.4%, to $2,647.0 million in fiscal 2019 compared to $2,510.4 million in fiscal 2018. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

RH Segment net revenues

RH Segment net revenues increased $138.8 million, or 5.8%, to $2,514.3 million in fiscal 2019 compared to $2,375.5 million in fiscal 2018. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment core net revenues increased primarily due to existing Galleries, as well as an increase in retail weighted-average selling square footage related to new store openings, including New York, Nashville, Minneapolis, Columbus and Yountville. Net revenues also increased from our RH Hospitality operations and Contract business. In addition, we believe that our net revenues were negatively impacted by a decline in sales in the fourth quarter resulting from several factors, including higher than expected backorders due to a year-over-year decrease in inventories as well as our decision to eliminate most seasonal holiday merchandising from our business, which decision we believe contributed a larger than anticipated impact to sales as customers who might otherwise purchase our holiday merchandise chose to shop at other retailers offering holiday merchandise selections and, as a result, our net revenues were less than the prior period not only due to elimination of the sale of the holiday merchandise but also the loss of additional sales of non-holiday merchandise that would typically been made at the same time by customers attracted to our product offerings of holiday merchandise.

Outlet sales increased $42.4 million in fiscal 2019 compared to fiscal 2018 primarily due to increased promotional activity as a result of our efforts to reduce inventory subsequent to the distribution center closures as part of the distribution center network redesign.

RH Segment net revenues for fiscal 2019 were positively impacted by $0.4 million and for fiscal 2018 were negatively impacted by $4.7 million, in each case related to product recalls.

Waterworks net revenues

Waterworks net revenues increased $3.0 million, or 2.3%, to $133.1 million in fiscal 2019 compared to $130.2 million in fiscal 2018.

Gross profit

Consolidated gross profit increased $109.4 million, or 11.1%, to $1,095.0 million in fiscal 2019 compared to $985.6 million in fiscal 2018. As a percentage of net revenues, gross margin increased 2.1% to 41.4% of net revenues in fiscal 2019 compared to 39.3% of net revenues in fiscal 2018.

RH Segment gross profit for fiscal 2019 was negatively impacted by $4.9 million related to acceleration of depreciation due to a change in the estimated useful life of certain assets and was positively impacted by $3.8 million related to product recalls. RH Segment gross profit for fiscal 2018 was negatively impacted by $2.6 million related to acceleration of depreciation due to a change in the estimated useful life of certain assets, $1.5 million related to costs associated with distribution center closures, $1.2 million due to inventory impairment related to Holiday merchandise and $0.6 million related to product recalls.

Waterworks gross profit for fiscal 2018 was negatively impacted by $0.4 million of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the accelerated asset depreciation, product recall adjustments, costs associated with the distribution center closures, inventory impairment and impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 1.9% to 41.4% of net revenues in fiscal 2019 compared to 39.5% of net revenues in fiscal 2018.

RH Segment gross profit

RH Segment gross profit increased $104.9 million, or 11.2%, to $1,038.7 million in fiscal 2019 compared to $933.8 million in fiscal 2018. As a percentage of net revenues, RH Segment gross margin increased 2.0% to 41.3% of net revenues in fiscal 2019 compared to 39.3% of net revenues in fiscal 2018.

Excluding the accelerated asset depreciation, product recall adjustments, costs associated with distribution center closures and inventory impairment mentioned above, RH Segment gross margin would have increased 1.9% to 41.4% of net revenues in fiscal 2019 compared to 39.5% of net revenues in fiscal 2018. The increase was primarily related to improvements in our distribution center network redesign resulting in reduced delivery expense and leverage in occupancy costs, as well as improvements in our core merchandise margins. The overall increase was partially offset by lower outlet product margins due to increased promotional activity and higher discounts due to our efforts to reduce inventory.

Waterworks gross profit

Waterworks gross profit increased $4.5 million, or 8.7%, to $56.3 million in fiscal 2019 compared to $51.8 million in fiscal 2018. As a percentage of net revenues, Waterworks gross margin increased 2.5% to 42.3% of net revenues in fiscal 2019 compared to 39.8% of net revenues in fiscal 2018.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have increased 2.2% to 42.3% of net revenues in fiscal 2019 compared to 40.1% of net revenues in fiscal 2018.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $8.3 million, or 1.2%, to $732.2 million in fiscal 2019 compared to $723.8 million in fiscal 2018.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $8.9 million, or 1.3%, to $679.7 million in fiscal 2019 compared to $670.8 million in fiscal 2018.

RH Segment selling, general and administrative expenses for fiscal 2019 included impairments of $15.2 million which consisted of (i) asset impairments of $9.1 million, (ii) an RH Contemporary Art lease impairment of $4.6 million, resulting from an update to both the timing and the amount of future estimated lease related cash inflows, and (iii) other lease impairments of $1.5 million due to early exit of leased facilities. RH Segment selling, general and administrative expenses for fiscal 2019 also included acceleration of depreciation due to a change the estimated useful life of certain assets of $1.3 million, reorganization related costs of $1.1 million and a $0.5 million charge related to the termination of a service agreement, partially offset by a gain on real estate related to asset previously classified as held for sale and other land sales of $1.5 million, a favorable $1.2 million legal settlement related to historical freight charges and $0.2 million related to product recalls.

Additionally, RH Segment selling, general and administrative expenses for fiscal 2019 included advertising and marketing costs which increased $10.7 million primarily due to an increase in circulation and pages of our Source Books. This was partially offset by a decrease in corporate expenses of $3.4 million, primarily due to reduced preopening expense associated with our Design Gallery openings, partially offset by an increase in credit card fees and other corporate costs.

RH Segment selling, general and administrative expenses for fiscal 2018 included a $10.0 million charge related to reorganizations primarily due to streamlining and realigning our home office operations, $8.5 million impairment recorded upon reclassification of an owned Design Gallery as asset held for sale, $3.4 million related to impairment of the RH Contemporary Art lease, $1.6 million related to costs associated with distribution center closures and $1.0 million related to product recalls, partially offset by a favorable $5.3 million legal settlement, net of related legal expenses.

RH Segment selling, general and administrative expenses were 26.4% and 27.4% of net revenues for fiscal 2019 and fiscal 2018, respectively, excluding the asset impairments, accelerated asset depreciation, reorganization related costs, product recall adjustments, costs associated with distribution center closures and legal settlements mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by other corporate costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $0.6 million, or 1.1%, to $52.5 million in fiscal 2019 compared to $53.1 million in fiscal 2018. Waterworks selling, general and administrative expenses were 39.4% and 40.8% of net revenues in fiscal 2019 and fiscal 2018, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in corporate costs.

Interest expense—net

Interest expense increased $19.4 million to $87.2 million in fiscal 2019 compared to $67.8 million in fiscal 2018. Interest expense consisted of the following:

	Year Ended
	February 1,	February 2,
	2020	2019
	(in thousands)
Amortization of convertible senior notes debt discount	$46,245	$41,868
Finance lease interest expense	22,608	16,785
Term loans	12,135	1,649
Amortization of debt issuance costs and deferred financing fees	4,341	3,640
Promissory notes	3,854	1,566
Asset based credit facility	2,604	4,661
Other interest expense	1,652	1,573
Capitalized interest for capital projects	(4,930)	(3,139)
Interest income	(1,332)	(834)
Total interest expense—net	$87,177	$67,769

Goodwill and tradename impairment

We did not recognize goodwill or tradename impairment in fiscal 2019. We incurred a $32.1 million goodwill and tradename impairment charge in fiscal 2018 for our Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Loss on extinguishment of debt—net

We incurred $6.5 million of loss on extinguishment of debt in fiscal 2019 primarily due to a $6.7 million loss from the repayment in full of the second lien term loan in September 2019, which resulted in a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million. In addition, we recognized a $1.0 million gain on extinguishment of debt in fiscal 2019 due to the maturity and settlement of the 2019 Notes in June 2019 and a $0.8 million loss due to accelerated debt issuance costs related to the early repayment of the FILO term loan. We incurred a $0.9 million loss on extinguishment of debt in fiscal 2018 due to the repayment in full of the LILO term loan, the promissory note secured by our aircraft and the equipment security notes in June 2018, which resulted in accelerated amortization of debt issuance costs of $0.6 million and a prepayment penalty of $0.3 million.

Income tax expense

Income tax expense was $48.8 million in fiscal 2019 compared to $25.2 million in fiscal 2018. Our effective tax rate was 18.1% in fiscal 2019 compared to 15.7% in fiscal 2018. The effective tax rate was significantly impacted by discrete tax benefits related to net excess tax windfalls from stock-based compensation of $21.4 million in fiscal 2019 and $19.0 million in fiscal 2018 resulting from increased option exercise activity and appreciation of our stock price. Additionally, the effective tax rate in fiscal 2018 was impacted by the goodwill impairment for the Waterworks reporting unit.

Fiscal 2018 Compared to Fiscal 2017

Fiscal 2018 includes results for fifty-two weeks and fiscal 2017 includes results for fifty-three weeks.

	Year Ended
	February 2,			February 3,
	2019			2018
	RH Segment	Waterworks (1)	Total	RH Segment	Waterworks (1)	Total
	(in thousands)
Net revenues	$2,375,472	$130,181	$2,505,653	$2,319,332	$120,842	$2,440,174
Cost of goods sold	1,441,667	78,409	1,520,076	1,527,602	73,274	1,600,876
Gross profit	933,805	51,772	985,577	791,730	47,568	839,298
Selling, general and administrative expenses	670,767	53,074	723,841	670,473	51,710	722,183
Income (loss) from operations	$263,038	$(1,302)	$261,736	$121,257	$(4,142)	$117,115
(1)	Waterworks results include non-cash amortization of $0.4 million and $2.5 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during fiscal 2018 and fiscal 2017, respectively.

Net revenues

Consolidated net revenues increased $65.5 million, or 2.7%, to $2,505.7 million in fiscal 2018 compared to $2,440.2 million in fiscal 2017.

Consolidated net revenues for fiscal 2018 and fiscal 2017 were negatively impacted by $4.7 million and $3.2 million, respectively, related to product recalls. Excluding the product recall adjustments, consolidated net revenues increased $67.0 million, or 2.7%, to $2,510.4 million in fiscal 2018 compared to $2,443.4 million in fiscal 2017. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

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

RH Segment net revenues for fiscal 2018 and fiscal 2017 were negatively impacted by $4.7 million and $3.2 million, respectively, related to product recalls.

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

Gross profit

Consolidated gross profit increased $146.3 million, or 17.4%, to $985.6 million in fiscal 2018 compared to $839.3 million in fiscal 2017. As a percentage of net revenues, gross margin increased 4.9% to 39.3% of net revenues in fiscal 2018 compared to 34.4% of net revenues in fiscal 2017.

RH Segment gross profit for fiscal 2018 was negatively impacted by $2.6 million related to acceleration of depreciation due to a change in the estimated useful life of certain assets, $1.5 million related to costs associated with distribution center closures, $1.2 million due to inventory impairment related to Holiday merchandise and $0.6 million related to product recalls.

RH Segment gross profit for fiscal 2017 was negatively impacted by $7.5 million related to product recalls and $1.7 million related to costs associated with distribution center closures. RH Segment gross profit for fiscal 2017 was positively impacted by $2.2 million related to the release of the remaining reserve for potential claims regarding anti-dumping duties which we believe have lapsed.

Waterworks gross profit for fiscal 2018 and fiscal 2017 was negatively impacted by $0.4 million and $2.5 million, respectively, of amortization related to the inventory fair value adjustment recorded in connection with the acquisition.

Excluding the accelerated asset depreciation, costs associated with the distribution center closures, inventory impairment, product recall adjustments, release of the anti-dumping duty reserve and impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 4.8% to 39.5% of net revenues in fiscal 2018 compared to 34.7% of net revenues in fiscal 2017.

RH Segment gross profit

RH Segment gross profit increased $142.1 million, or 17.9%, to $933.8 million in fiscal 2018 compared to $791.7 million in fiscal 2017. As a percentage of net revenues, RH Segment gross margin increased 5.2% to 39.3% of net revenues in fiscal 2018 compared to 34.1% of net revenues in fiscal 2017.

Excluding the accelerated asset depreciation, costs associated with distribution center closures, inventory impairment, product recall adjustments and release of the anti-dumping duty reserve mentioned above, RH Segment gross margin would have increased 5.1% to 39.5% of net revenues in fiscal 2018 compared to 34.4% of net revenues in fiscal 2017. The increase was related to improvements in our core merchandise margins as our SKU rationalization efforts had a reduced impact on our margins this year compared to last year, as well as increased outlet product margins due to higher outlet and warehouse sales during fiscal 2017 driven by increased promotions and higher discounts versus fiscal 2018. In addition, we achieved leverage in our occupancy costs primarily related to our distribution center network redesign, offset by deleverage in retail occupancy costs. The overall increase in gross margin was partially offset by higher delivery costs and our investment in the ramping of our new RH Hospitality locations.

Waterworks gross profit

Waterworks gross profit increased $4.2 million, or 8.8%, to $51.8 million in fiscal 2018 compared to $47.6 million in fiscal 2017. As a percentage of net revenues, Waterworks gross margin increased 0.4% to 39.8% of net revenues in fiscal 2018 compared to 39.4% of net revenues in fiscal 2017.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have decreased 1.4% to 40.1% of net revenues in fiscal 2018 compared to 41.5% of net revenues in fiscal 2017. The decrease in gross margin is primarily due to SKU rationalization efforts in fiscal 2018, as well as deleverage in occupancy costs resulting from lower than expected revenue growth.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $1.7 million, or 0.2%, to $723.8 million in fiscal 2018 compared to $722.2 million in fiscal 2017.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $0.3 million to $670.8 million in fiscal 2018 compared $670.5 million in fiscal 2017.

RH Segment selling, general and administrative expenses for fiscal 2018 included a $10.0 million charge related to reorganizations primarily due to streamlining and realigning our home office operations, $8.5 million impairment recorded upon reclassification of an owned Design Gallery as asset held for sale, $3.4 million related to impairment of the RH Contemporary Art lease, $1.6 million related to costs associated with distribution center closures and $1.0 million related to product recalls, partially offset by a favorable $5.3 million legal settlement, net of related legal expenses.

RH Segment selling, general and administrative expenses for fiscal 2017 included $23.9 million related to a fully vested option grant made to Mr. Friedman in May 2017, $5.5 million costs associated with distribution center closures, $4.4 million related to impairment of the RH Contemporary Art lease, $0.9 million charge related to a reorganization, $0.2 million related to product recalls and a gain of $2.1 million related to the sale of building and land.

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

RH Segment selling, general and administrative expenses were 27.4% and 27.5% of net revenues for fiscal 2018 and fiscal 2017, respectively, excluding reorganizations, asset impairments, costs associated with distribution center closures, product recall adjustments, legal settlement, the fully vested option grant made to Mr. Friedman in May 2017 and the gain related to the sale of building and land mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by advertising and marketing, partially offset by preopening expense associated with our Design Gallery openings.

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

Interest expense—net

Interest expense increased $11.8 million to $67.8 million in fiscal 2018 compared to $56.0 million in fiscal 2017. Interest expense consisted of the following:

	Year Ended
	February 2,	February 3,
	2019	2018
	(in thousands)
Amortization of convertible senior notes debt discount	$41,868	$30,457
Finance lease interest expense	16,785	11,154
Asset based credit facility	4,661	5,726
Amortization of debt issuance costs and deferred financing fees	3,640	4,705
Term loans	1,649	4,526
Promissory notes	1,566	1,691
Other interest expense	1,573	1,561
Capitalized interest for capital projects	(3,139)	(3,304)
Interest income	(834)	(514)
Total interest expense—net	$67,769	$56,002

Goodwill and tradename impairment

We incurred a $32.1 million goodwill and tradename impairment charge in fiscal 2018 and a $33.7 million goodwill impairment charge in fiscal 2017 for our Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Loss on extinguishment of debt—net

We incurred a $0.9 million loss on extinguishment of debt in fiscal 2018 due to the repayment in full of the LILO term loan, the promissory note secured by our aircraft and the equipment security notes in June 2018, which includes acceleration of amortization of debt issuance costs of $0.6 million and a prepayment penalty of $0.3 million. We incurred a $4.9 million loss on extinguishment of debt in fiscal 2017 due to the repayment in full of the second lien term loan in October 2017, which resulted in a prepayment penalty of $3.0 million and accelerated amortization of debt issuance costs of $1.9 million.

Income tax expense

Income tax expense was $25.2 million in fiscal 2018 compared to $25.1 million in fiscal 2017. Our effective tax rate was 15.7% in fiscal 2018 compared to 111.5% in fiscal 2017. The effective tax rate in fiscal 2018 was significantly impacted by discrete tax benefits related to net excess tax windfalls from stock-based compensation of $19.0 million resulting from increased option exercise activity and appreciation of the stock price, was impacted by the goodwill impairment for the Waterworks reporting unit. The effective tax rate in fiscal 2017 was significantly impacted by non-deductible stock-based compensation related to the May 2017 grant to Mr. Friedman of an option to purchase 1,000,000 shares of the Company’s common stock. Refer to “Chairman and Chief Executive Officer Option Grant” within Note 16—Stock-Based Compensation in our consolidated financial statements within Part II of this Annual Report on Form 10-K. In addition, the effective tax rate in fiscal 2017 was impacted by tax reform and the Waterworks reporting unit goodwill impairment. The fiscal 2017 effective tax rate was favorably impacted by net excess tax benefits from stock-based compensation of $7.0 million.

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

Our provision for income taxes in fiscal 2017 included $7.1 million of income tax expense as a result of the Tax Act, including $6.1 million for the provisional re-measurement of our net deferred tax assets for the reduction in the U.S. corporate income tax rate from 35% to 21% and a $1.0 million charge for our provisional estimate of the transition tax. We completed our accounting for re-measurement of our deferred tax assets and recorded $0.5 million of income tax expense as a result. No additional income tax expense or benefit was recorded relating to the completion of our transition tax liability.

Quarterly Results

The following table sets forth our historical quarterly consolidated statements of operations for each of the last eight fiscal quarters ended through February 1, 2020. This quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments that we consider necessary to fairly state the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8—Financial Statements and Supplementary Data.

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

	Fiscal 2018				Fiscal 2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Net revenues	$557,406	$640,798	$636,558	$670,891	$598,421	$706,514	$677,526	$664,976
Cost of goods sold	348,073	372,454	386,537	413,012	365,607	411,556	393,360	381,903
Gross profit	209,333	268,344	250,021	257,879	232,814	294,958	284,166	283,073
Selling, general and administrative expenses	161,186	186,521	207,793	168,341	164,181	190,977	194,929	182,093
Income from operations	48,147	81,823	42,228	89,538	68,633	103,981	89,237	100,980
Other expenses
Interest expense—net	15,098	15,467	17,695	19,509	21,118	24,513	21,564	19,982
Goodwill and tradename impairment	—	—	—	32,086	—	—	—	—
Loss (gain) on extinguishment of debt	—	917	—	—	—	(954)	6,857	569
Total other expenses	15,098	16,384	17,695	51,595	21,118	23,559	28,421	20,551
Income before income taxes	33,049	65,439	24,533	37,943	47,515	80,422	60,816	80,429
Income tax expense	7,588	2,533	4,419	10,693	11,793	16,665	8,353	11,996
Net income	$25,461	$62,906	$20,114	$27,250	$35,722	$63,757	$52,463	$68,433
Adjusted net income (1)	$32,652	$54,509	$43,184	$73,973	$48,241	$71,430	$65,446	$91,180
Adjusted EBITDA (2)	$77,740	$103,054	$87,755	$131,518	$100,385	$133,716	$116,312	$145,005
(1)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Fiscal 2018				Fiscal 2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Net income	$25,461	$62,906	$20,114	$27,250	$35,722	$63,757	$52,463	$68,433
Adjustments pre-tax:
Amortization of debt discount (a)	7,272	9,000	11,283	11,661	11,689	9,918	9,638	11,300
Asset impairments and lease losses (b)	—	—	3,411	3,807	3,476	2,545	1,031	14,847
Loss (gain) on extinguishment of debt (c)	—	917	—	—	—	(954)	6,857	569
Reorganization related costs (d)	—	1,721	7,564	692	—	—	1,075	—
Recall accrual (e)	(254)	(1,064)	3,986	(1,049)	(1,615)	(320)	(2,053)	—
Asset held for sale loss (gain) (f)	—	—	—	8,497	—	—	(1,529)	—
Legal settlements (g)	1,915	(7,204)	—	—	—	(1,193)	—	—
Goodwill and tradename impairment (h)	—	—	—	32,086	—	—	—	—
Distribution center closures (i)	(840)	—	3,886	—	—	—	—	—
Impact of inventory step-up (j)	190	190	—	—	—	—	—	—
Subtotal adjusted items	8,283	3,560	30,130	55,694	13,550	9,996	15,019	26,716
Impact of income tax items (k)	(1,092)	(11,957)	(7,060)	(8,971)	(1,031)	(2,323)	(2,036)	(3,969)
Adjusted net income	$32,652	$54,509	$43,184	$73,973	$48,241	$71,430	$65,446	$91,180
(a)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and for the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.6 million, $0.8 million, $0.7 million and $0.6 million during the first, second, third and fourth quarters of fiscal 2018, respectively. Amounts are presented net of interest capitalized for capital projects of $0.7 million, $0.7 million, $0.9 million and $1.4 million during the first, second, third and fourth quarters of fiscal 2019, respectively. The 2019 Notes matured on June 15, 2019 and did not impact amortization of debt discount post-maturity.
(b)	The adjustment in the third quarter of fiscal 2018 represents an RH Contemporary Art lease impairment, resulting from an update to both the timing and the amount of future estimated lease related cash inflows. The adjustment in the fourth quarter of fiscal 2018 includes acceleration of depreciation expense of $2.6 million due to a change in the estimated useful life of certain assets and a $1.2 million inventory impairment charge related to holiday merchandise. The adjustment in the first quarter of fiscal 2019 includes acceleration of depreciation expense of $3.0 million due to a change in the estimated useful lives of certain assets and a $0.5 million charge related to the termination of a service agreement associated with such assets. The adjustment in the second quarter of fiscal 2019 includes acceleration of depreciation expense of $1.9 million due to a change in the estimated useful lives of certain assets and lease impairments of $0.7 million due to early exit of leased facilities. The adjustment in the third quarter of fiscal 2019 includes lease impairments of $0.8 million due to early exit of leased facilities and asset impairments of $0.2 million. The adjustment in the fourth quarter of fiscal 2019 includes asset impairments of $8.9 million, an RH Contemporary Art lease impairment of $4.6 million and acceleration of depreciation expense of $1.3 million due to a change in the estimated useful lives of certain assets.
(c)	The adjustment in the second quarter of fiscal 2018 represents the loss on extinguishment of debt related to the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in full in June 2018. The adjustment in the second quarter of fiscal 2019 represents the gain on extinguishment of debt upon the maturity and settlement of the 2019 Notes in June 2019. The adjustment in the third quarter of fiscal 2019 includes the loss on extinguishment of debt related to a second lien term loan which was repaid in full in September 2019. The adjustments in the third and fourth quarters of fiscal 2019 include the acceleration of debt issuance costs related to early repayment of the FILO term loan.
(d)	Represents severance costs and related taxes associated with reorganizations.
(e)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims.
(f)	The adjustment in the fourth quarter of fiscal 2018 represents the loss recorded upon reclassification of an owned Design Gallery as held for sale. The adjustment in the third quarter of fiscal 2019 represents a gain on real estate related to asset previously classified as held for sale and other land sales.
(g)	Represents legal settlements, net of related legal expenses.
(h)	Represents goodwill and tradename impairment related to the Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.
(i)	Represents disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs associated with distribution center closures.
(j)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(k)	The adjustment in the third and fourth quarters of fiscal 2019 represents the tax effect of the adjusted items based on our effective tax rates of 13.7% and 14.9%, respectively. The first and second quarters of fiscal 2019 and all quarters in fiscal 2018 assume a normalized tax rate of 21%.

(2)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense—net and income tax expense. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Fiscal 2018				Fiscal 2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Net income	$25,461	$62,906	$20,114	$27,250	$35,722	$63,757	$52,463	$68,433
Depreciation and amortization	20,585	21,354	22,995	26,438	27,189	25,321	23,435	24,794
Interest expense—net	15,098	15,467	17,695	19,509	21,118	24,513	21,564	19,982
Income tax expense	7,588	2,533	4,419	10,693	11,793	16,665	8,353	11,996
EBITDA	68,732	102,260	65,223	83,890	95,822	130,256	105,815	125,205
Non-cash compensation (a)	7,997	6,234	3,685	6,206	5,695	5,298	5,116	5,723
Asset impairment and lease losses (b)	—	—	3,411	1,196	483	629	1,031	13,508
Loss (gain) on extinguishment of debt (b)	—	917	—	—	—	(954)	6,857	569
Reorganization related costs (b)	—	1,721	7,564	692	—	—	1,075	—
Recall accrual (b)	(254)	(1,064)	3,986	(1,049)	(1,615)	(320)	(2,053)	—
Asset held for sale loss (gain) (b)	—	—	—	8,497	—	—	(1,529)	—
Legal settlements (b)	1,915	(7,204)	—	—	—	(1,193)	—	—
Goodwill and tradename impairment (b)	—	—	—	32,086	—	—	—	—
Distribution center closures (b)	(840)	—	3,886	—	—	—	—	—
Impact of inventory step-up (b)	190	190	—	—	—	—	—	—
Adjusted EBITDA	$77,740	$103,054	$87,755	$131,518	$100,385	$133,716	$116,312	$145,005
(a)	Represents non-cash compensation related to equity awards granted to employees.
(b)	Refer to the reconciliation of net income to adjusted net income table above and the related footnotes for additional information.

Liquidity and Capital Resources

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. In fiscal 2017, we completed two share repurchase programs in an aggregate amount of $1 billion. A $300 million share repurchase was completed during the first quarter of fiscal 2017 and a $700 million share repurchase was completed during the second quarter of fiscal 2017. In October 2018, our Board of Directors approved a new $700 million share repurchase program, of which $250 million in share repurchases were completed in fiscal 2018, and the $700 million authorization amount was replenished by the Board of Directors in March 2019. During the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock for an aggregate repurchase amount of approximately $250 million, with $450 million still available under the $700 million repurchase program. Refer to “Share Repurchase Programs” below. We evaluate our capital allocation from time to time and may engage in future share repurchases in circumstances where buying shares of our common stock represents a good value and provides a favorable return for our shareholders.

We have $985 million in aggregate principal amount of convertible notes outstanding as of February 1, 2020, of which $300 million mature in July 2020, $335 million mature in June 2023 and $350 million mature in September 2024. The $300 million principal amount of convertible notes that we issued in fiscal 2015 mature on July 15, 2020 and are convertible through the close of business on the second scheduled trading day immediately preceding July 15, 2020. We expect to repay the $300 million outstanding principal amount of the convertible notes in cash, whether in connection with a conversion of such notes or repayment at maturity in July 2020. We also expect to repay the outstanding principal amount of our other convertible notes at maturity in June 2023 and September 2024 in cash, in each case to minimize dilution. While we anticipate using excess cash, free cash flow and borrowings on our asset based credit facility to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates or upon early conversion, as applicable. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

Our business has relied on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as borrowings under our credit facilities as our primary sources of liquidity. Our liquidity will be impacted by the outbreak of COVID-19. In response to the public health crisis posed by COVID-19, effective from March 17, 2020, the Company temporarily closed its retail locations for an indeterminate period of time. Although we continue to serve our customers virtually through our Gallery representatives and designers, as well as our online websites, our business operations are being substantially affected by applicable regulatory restrictions including stay-at-home requirements applicable in California where our corporate headquarters is located. Our decision to reopen retail locations will be affected by a number of factors including applicable regulatory restrictions and there is substantial uncertainty regarding the manner and timing in which we can return some or all of our business to more normal business operations. We may face longer term closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent federal, state and local restrictions including shelter-in-place orders. Even once we are able to reopen closed physical locations, changes in consumer behavior and health concerns may continue to impact consumer demand for our products and customer traffic at our Galleries, restaurants and outlets and may make it more difficult to staff our business operations. As a result of these developments, the Company expects an unfavorable impact on its sales, results of operations and cash flows in fiscal 2020. In addition, our near term decisions regarding the sources and uses of capital in our business will reflect and adapt to changes in market conditions and disruption in our business related to COVID-19.

In response to the impact of COVID-19, we are implementing a number of measures to minimize cash outlays, including managing workforce costs, delaying planned capital expenditures, deferring new business introductions, adjusting the timing and circulation of Source Books and minimizing discretionary expenses. We also intend to negotiate with third parties to whom we have payment obligations. These negotiations may include changes in the cadence of payments to vendors, modifications to rent and other obligations. We plan to utilize our asset based credit facility, and we may pursue other sources of capital that may include other forms of external financing, in order to increase our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from COVID-19. We had outstanding borrowings under our asset based credit facility of $35.0 million as of March 27, 2020 and the amount under the revolving line of credit borrowing base that could be available pursuant to the asset based credit facility was $307.9 million, net of $13.2 million in outstanding letters of credit. We believe that these actions mitigate risks arising from COVID-19 and will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

Our decision to reopen retail locations will be affected by a number of factors including applicable regulatory restrictions and there is substantial uncertainty regarding the manner and timing in which we can return to normal business operations. The precise impact on our business from the disruption of financial markets and the weakening of overall economic conditions is unknown.

We extended and amended our asset based credit facility in June 2017, which has a total availability of $600 million, of which $10 million is available to Restoration Hardware Canada, Inc., and includes a $200 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $800 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The revolving line of credit has a maturity date of June 28, 2022.

During the first quarter of fiscal 2017, we received cash of $4.9 million for the sale of an aircraft, net of $0.3 million of costs to dispose of the aircraft, which was classified as an asset held for sale, and during the second quarter of fiscal 2017 we received cash of $10.2 million for the sale of a real estate parcel that we owned on which one of our retail Galleries was located, which was classified as an asset held for sale. During the third quarter of fiscal 2019, we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $23.5 million, which qualified for sale-leaseback accounting in accordance with ASC 842. We may pursue strategies in the future, through the use of existing assets and debt facilities, or through the pursuit of new external sources of liquidity and debt financing, to fund our strategies to enhance stockholder value. There can be no assurance that additional capital, whether raised through the sale of assets, utilization of our existing debt financing sources, or pursuit of additional debt financing sources, will be available to us on a timely manner, on favorable terms or at all. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital.

In addition, our capital needs may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in remodeling and opening new Design Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. We anticipate substantial reductions to the level of our fiscal 2020 capital expenditures in response to the change in business conditions as a result of the global health crisis from COVID-19, but the exact scope of changes in our capital plans is evolving and will depend on a variety of factors.

Our adjusted net capital expenditures include (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord leased assets, net of tenant allowances received. Adjusted net capital expenditures in fiscal 2019 were $157.9 million, inclusive of cash received related to landlord tenant allowances of $28.3 million, and we had proceeds from sales of real estate assets of $24.1 million.

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. Other lease arrangements for our new Design Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, under these arrangements we do not expect to receive contributions directly from our landlords related to the building of our Design Galleries. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment on our part than a traditional store lease with a landlord. We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale-leaseback arrangement resulting in lower capital investment and lower rent. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all. In addition, the effects of COVID-19 on our business, including decisions by us to curtail the deployment of capital and due to actions taken by federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the outbreak, may require changes to our real estate strategy and related capital expenditure and financing plans. For example, we may be required to suspend or defer planned construction projects and Gallery openings and delay expansions into new markets including our anticipated international expansion. In addition, we may continue to be required to make lease payments in whole or in part for our Galleries, restaurants and outlets that have been closed. Our efforts to mitigate the costs of construction delays and deferrals, store closures and other operational difficulties resulting from COVID-19, including negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we scale back our operations and expansion cadence.

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

Given the fast moving nature of the COVID-19 health crisis, and the corresponding impact on financial markets and the economy as a whole, there is an enhanced degree of uncertainty regarding the Company’s capital position and availability of capital to fund the Company’s liquidity requirements. In recognition of the significant threat to the liquidity of financial markets posed by COVID-19, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the U.S. For example, on March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. While the Company may receive financial, tax or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the availability, extent or impact of any such relief. In addition, store closures and other operational difficulties faced by the Company may negatively affect the Company’s financial condition and restrict the availability of liquidity for its operational needs, including due to, among other reasons, increased and unforeseeable liquidity needs and limited flexibility to control expenses in line with potential decreases in revenue. Any further weakening of, or other adverse developments in, the U.S. or global credit markets could affect our ability to manage our debt obligations and our ability to access future debt. We cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
	(in thousands)
Provided by operating activities	$339,188	$249,603	$474,505
Provided by (used in) investing activities	(122,545)	(79,992)	122,531
Used in financing activities	(174,804)	(188,992)	(686,941)
Increase (decrease) in cash and cash equivalents and restricted cash equivalents	41,855	(19,511)	(89,753)
Cash and cash equivalents and restricted cash equivalents at end of period	47,658	5,803	25,314

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For fiscal 2019, net cash provided by operating activities was $339.2 million and consisted of net income of $220.4 million and non-cash items of $199.3 million, partially offset by a decrease in cash used for working capital and other activities of $80.5 million. Working capital and other activities consisted primarily of decreases in operating lease liabilities of $77.0 million primarily due to payments made under the agreements, increases in landlord assets under construction of $64.3 million, and decreases in other current liabilities and other non-current obligations of $45.8 million and $25.1 million, respectively. These decreases to working capital were partially offset by decreases in merchandise inventories of $93.3 million and decreases in prepaid expenses and other current assets of $28.4 million.

For fiscal 2018, net cash provided by operating activities was $249.6 million and consisted of net income of $135.7 million and non-cash items of $296.5 million, partially offset by an increase in cash used for working capital and other activities of $182.6 million. Working capital and other activities consisted primarily of increases in prepaid expenses and other current assets of $88.4 million related to (i) adoption of Topic 606, (ii) vendor deposits and (iii) federal and state tax receivables due to prepayments, decreases in operating lease liabilities of $70.9 million, increases in landlord assets under construction of $59.0 million and decreases in other non-current obligations of $18.1 million. These decreases to working capital were partially offset by increases in other current liabilities of $51.2 million.

For fiscal 2017, net cash provided by operating activities was $474.5 million and consisted of non-cash items of $317.4 million and an increase in cash provided by working capital and other activities of $159.7 million, partially offset by a net loss of $2.6 million. Working capital and other activities consisted primarily of decreases in inventory of $220.8 million due to our SKU rationalization initiative, outlet inventory optimization efforts and revised supply chain strategy, increases in accounts payable and accrued liabilities of $65.1 million related to timing of payments, and decreases in prepaid expenses and other current assets of $27.9 million. These increases to working capital were partially offset by increases in landlord assets under construction of $81.1 million and decreases in operating lease liabilities of $70.5 million.

Net Cash Provided By (Used In) Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. In addition, investing activities include proceeds from assets held for sale and activities associated with investing in available-for-sale securities.

For fiscal 2019, net cash used in investing activities was $122.5 million, of which $93.6 million primarily related to investments in retail stores, information technology and systems infrastructure, and supply chain investments. In addition, we made deposits on an asset under construction of $53.0 million, offset by net proceeds from the sale of building and land of $24.1 million.

For fiscal 2018, net cash used in investing activities was $80.0 million due to investments in retail stores, information technology and systems infrastructure, and supply chain investments.

For fiscal 2017, net cash provided by investing activities was $122.5 million primarily as a result of sales of investments and maturities of investments of $145.0 million and $46.9 million, respectively, the proceeds of which were used to fund the share repurchases made under the $300 Million Repurchase Program. In addition, we had net proceeds from the sale of building and land and the sale of an aircraft of $10.2 million and $4.9 million, respectively. These increases to cash were partially offset by investments in retail stores, information technology and systems infrastructure, and supply chain investments of $68.4 million, as well as purchases of investments in available-for-sale securities of $16.1 million.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings related to convertible senior notes, credit facilities and other financing arrangements, as well as share repurchases, principal payments under finance lease agreements and other equity related transactions.

For fiscal 2019, net cash used in financing activities was $174.8 million. The $350.0 million 2019 Notes matured in June 2019, of which $278.6 million is presented within net cash used in financing activities and $70.5 million is reflected as non-cash accretion of debt discount upon settlement of debt presented in net cash provided by operating activities. Net cash used in financing activities included repurchases of approximately 2.2 million shares of our common stock for an aggregate repurchase amount of $250.0 million, as well as net repayments of $57.5 million under the asset based credit facility. Net cash used in financing activities included borrowings under a $350.0 million convertible senior notes agreement issued in September 2019, which provided net proceeds of $304.1 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Net repayments under the term loan facilities (as defined below) were $4.0 million, and net borrowings under promissory and equipment notes of $105.5 million were comprised of $52.5 million of promissory notes secured by certain equipment and $53.0 million related to promissory notes on asset under construction. Equity related transactions provided $20.1 million due to $27.1 million of proceeds from exercise of employee stock options, partially offset by $7.1 million of cash paid for employee taxes related to net settlement of equity awards. Principal payments under finance lease agreements totaled $9.7 million.

For fiscal 2018, net cash used in financing activities was $189.0 million primarily due to net repayments of debt of $254.4 million under the asset based credit facility, LILO term loan, equipment loans and promissory note secured by our aircraft, as well as due to $250 million of share repurchases made under the $950 Million Repurchase Program. The repayments of debt described above were partially funded by the $335 million convertible senior notes issued in June 2018, which provided net proceeds of $287.8 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Equity related transactions provided $34.5 million due to $44.0 million of proceeds from exercise of employee stock options, partially offset by $9.5 million of cash paid for employee taxes related to net settlement of equity awards. Principal payments under finance lease agreements totaled $6.9 million.

For fiscal 2017, net cash used in financing activities was $686.9 million primarily due to $1.0 billion of share repurchases made under the $300 Million Repurchase Program and $700 Million Repurchase Program. Cash funding for the share repurchase programs was provided by available cash balances, net borrowings under the asset based credit facility of $200.0 million, as well as net borrowings under the term loans of $77.0 million and net borrowings under promissory and equipment notes of $31.7 million. Equity related transactions provided $19.1 million due to $24.9 million of proceeds from exercise of employee stock options, partially offset by $5.8 million of cash paid for employee taxes related to net settlement of equity awards. Principal payments under finance lease agreements totaled $6.1 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets, reclassification of assets from landlord assets under construction to finance lease right-of-use assets and issuance of non-current notes payable related to share repurchases from former employees.

Convertible Senior Notes

0.00% Convertible Senior Notes due 2024

In September 2019, we issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2024 and issued an additional $50 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering (collectively, the “2024 Notes”). The 2024 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2024 Notes will mature on September 15, 2024, unless earlier purchased by us or converted. The 2024 Notes will not bear interest, except that the 2024 Notes will be subject to “special interest” in certain limited circumstances in the event of our failure to perform certain of our obligations under the indenture governing the 2024 Notes. The 2024 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events are also considered “events of default” under the 2024 Notes, which may result in the acceleration of the maturity of the 2024 Notes, as described in the indenture governing the 2024 Notes. Events of default under the indenture for the 2024

Notes include, among other things, the occurrence of an event of default by us as defined under any mortgage, indenture or instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness of the Company or any of its significant subsidiaries for money borrowed, if that event of default (i) constitutes the failure to pay when due indebtedness in the aggregate principal amount in excess of $20 million and (ii) such event of default continues for a period of 30 days after written notice is delivered to the Company by the Trustee or to the Company and the Trustee by the holders of at least 25% of the aggregate principal amount of the 2024 Notes then outstanding.

The initial conversion rate applicable to the 2024 Notes is 4.7304 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $211.40 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change.

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 1, 2020, none of these conditions have occurred and, as a result, the 2024 Notes were not convertible as of February 1, 2020. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

Debt issuance costs related to the 2024 Notes were comprised of discounts upon original issuance of $3.5 million and third party offering costs of $1.3 million. In accounting for the debt issuance costs related to the issuance of the 2024 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the expected life of the 2024 Notes, and debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity (deficit). Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the consolidated balance sheets.

2024 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2024 Notes and exercise of the overallotment option in September 2019, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 1.7 million shares of our common stock at a price of approximately $211.40 per share. The total cost of the convertible note hedge transactions was approximately $91.4 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 1.7 million shares of our common stock at a price of $338.24 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 3.3 million shares of common stock (which cap may also be subject to adjustment). We received approximately $50.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until our common stock is above approximately $338.24 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

We recorded a deferred tax liability of $21.7 million in connection with the debt discount associated with the 2024 Notes and recorded a deferred tax asset of $22.7 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the consolidated balance sheets.

0.00% Convertible Senior Notes due 2023

In June 2018, we issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2023 and issued an additional $35 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering (collectively, the “2023 Notes”). The 2023 Notes are governed by the terms of an indenture between us and U.S. Bank National Association, as the Trustee. The 2023 Notes will mature on June 15, 2023, unless earlier purchased by us or converted. The 2023 Notes will not bear interest, except that the 2023 Notes will be subject to “special interest” in certain limited circumstances in the event of our failure to perform certain of our obligations under the indenture governing the 2023 Notes. The 2023 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events are also considered “events of default” under the 2023 Notes, which may result in the acceleration of the maturity of the 2023 Notes, as described in the indenture governing the 2023 Notes. Events of default under the indenture for the 2023 Notes include, among other things, the occurrence of an event of default by us as defined under any mortgage, indenture or instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness of the Company or any of its significant subsidiaries for money borrowed, if that event of default (i) constitutes the failure to pay when due indebtedness in the aggregate principal amount in excess of $20 million and (ii) such event of default continues for a period of 30 days after written notice is delivered to the Company by the Trustee or to the Company and the Trustee by the holders of at least 25% of the aggregate principal amount of the 2023 Notes then outstanding.

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

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 1, 2020, none of these conditions have occurred and, as a result, the 2023 Notes were not convertible as of February 1, 2020. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

0.00% Convertible Senior Notes due 2020

In June 2015, we issued in a private offering $250 million principal amount of 0.00% convertible senior notes due 2020 and, in July 2015, we issued an additional $50 million principal amount pursuant to the exercise of the overallotment option granted to the initial purchasers as part of our June 2015 offering (collectively, the “2020 Notes”). The 2020 Notes are governed by the terms of an indenture between us and U.S. Bank National Association, as the Trustee. The 2020 Notes will mature on July 15, 2020, unless earlier purchased by us or converted. The 2020 Notes will not bear interest, except that the 2020 Notes will be subject to “special interest” in certain limited circumstances in the event of our failure to perform certain of our obligations under the indenture governing the 2020 Notes. The 2020 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events are also considered “events of default” under the 2020 Notes, which may result in the acceleration of the maturity of the 2020 Notes, as described in the indenture governing the 2020 Notes. Events of default under the indenture for the 2020 Notes include, among other things, the occurrence of an event of default by us as defined under any mortgage, indenture or instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness of the Company or any of its significant subsidiaries for money borrowed, if that event of default (i) constitutes the failure to pay when due indebtedness in the aggregate principal amount in excess of $20 million and (ii) such event of default continues for a period of 30 days after written notice is delivered to the Company by the Trustee or to the Company and the Trustee by the holders of at least 25% of the aggregate principal amount of the 2020 Notes then outstanding. The 2020 Notes are guaranteed by our primary operating subsidiary, Restoration Hardware, Inc., as Guarantor. The guarantee is the unsecured obligation of the Guarantor and is subordinated to the Guarantor’s obligations from time to time with respect to its credit agreement and ranks equal in right of payment with respect to Guarantor’s other obligations.

The initial conversion rate applicable to the 2020 Notes is 8.4656 shares of common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $118.13 per share. To the extent the stock price is less than $118.13 per share, the Company is required to settle the par value in cash, subject to the cash settlement averaging period under the indenture. To the extent the stock price is greater than $118.13 per share, the Company may settle the par value at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2020 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2020, the 2020 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied during the quarter ended December 31, 2019 and, accordingly, holders may convert their 2020 Notes during the calendar quarter ending March 31, 2020. Regardless of the foregoing circumstances, on and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock to the extent the Company’s stock price is greater than $118.13 per share. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000. We expect to repay the $300 million outstanding principal amount of the convertible notes in cash, whether in connection with a conversion of such notes or repayment at maturity in July 2020.

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

In June 2019, upon the maturity of the 2019 Notes, $350.0 million in aggregate principal amount of the 2019 Notes were settled for $349.0 million in cash and 42 shares of our common stock. As a result, we recognized a gain on extinguishment of debt of $1.0 million. As of February 1, 2020, the 2019 Notes are no longer outstanding.

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

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 3.0 million shares of our common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was $73.3 million. In addition, we sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 3.0 million shares of our common stock at a price of $171.98 per share. We received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants were intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants were recorded in stockholders’ equity (deficit) and were not accounted for as derivatives. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

During fiscal 2019, we delivered approximately 167,100 shares upon exercise of the warrants under the terms of the warrant agreements. The warrant agreements expired on December 6, 2019.

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the consolidated balance sheets. There is no deferred tax asset or liability remaining as of February 1, 2020 due to the maturity of the 2019 Notes.

Our provision for income taxes in fiscal 2017 included $0.1 million of income tax expense as a result of the Tax Act for the provisional re-measurement of the deferred tax asset and liability related to the 2019 Notes for the reduction in the U.S. corporate income tax rate from 35% to 21%.

Asset Based Credit Facility and Term Loan Facilities

On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement (the “Credit Agreement”) among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (“First Lien Administrative Agent”). The Credit Agreement has a revolving line of credit with initial availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders, whether existing lenders or new lenders, agree to increase their credit commitments. In addition, the Credit Agreement established an $80.0 million last in, last out (“LILO”) term loan facility. The Credit Agreement has a maturity date of June 28, 2022.

In June 2018, we repaid the LILO term loan in full. As a result of the repayment, we incurred a $0.5 million loss on extinguishment of debt in fiscal 2018, which represents the acceleration of amortization of debt issuance costs. We did not incur any prepayment penalties upon the early extinguishment of the LILO term loan.

On June 12, 2018, Restoration Hardware, Inc. entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment (a) changed the Credit Agreement’s definition of “Eligible In-Transit Inventory” to clarify the requirements to be fulfilled by the borrowers with respect to such in-transit inventory, and (b) clarified that no default or event of default was caused by any prior non-compliance with such requirements with respect to in-transit inventory. Eligible In-Transit Inventory consists of inventory being shipped from vendor locations outside of the United States. Qualifying in-transit inventory is included within the borrowing base for eligible collateral for purposes of determining the amount of borrowing available to borrowers under the Credit Agreement.

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

On April 4, 2019, Restoration Hardware, Inc., entered into a third amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, (a) established a $120.0 million first in, last out (“FILO”) term loan facility, which amount was fully borrowed as of April 4, 2019 and which incurs interest at a rate that is 1.25% greater than the interest rate applicable to the revolving loans provided for under the Credit Agreement, (b) provided for additional Permitted Indebtedness, as defined in the Credit Agreement, that the loan parties can incur, and (c) modified the borrowing availability under the Credit Agreement in certain circumstances.

We repaid the full amount of the FILO term loan as of February 1, 2020 and, as a result, incurred a $0.8 million loss on extinguishment of debt in fiscal 2019, which represents the acceleration of amortization of debt issuance costs. We did not incur any prepayment penalties upon the early extinguishment of the FILO term loan.

On May 31, 2019, Restoration Hardware, Inc. entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, amended the Credit Agreement to (a) extend the time to deliver monthly financial statements to the lenders for the fiscal months ending February 2019 and March 2019 until June 19, 2019; (b) remove the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter; and (c) waive any default or event of default under the Credit Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019.

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

In addition, under the Credit Agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the lesser of (x) the domestic revolving commitments under the Credit Agreement and (y) the domestic revolving borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one. As of February 1, 2020, Restoration Hardware, Inc. was in compliance with all applicable financial covenants of the Credit Agreement.

The Credit Agreement requires a daily sweep of all cash receipts and collections to prepay the loans under the agreement while (i) an event of default exists or (ii) the availability under the revolving line of credit for extensions of credit is less than the greater of (A) $40.0 million and (B) 10% of the lesser of (x) the domestic revolving borrowing base.

The Credit Agreement includes customary events of default, in certain cases subject to customary periods to cure. The occurrence of an event of default, including an event of default in connection with certain events constituting a “Material Adverse Effect” (as defined in the Credit Agreement) would permit the lenders to, among other things, terminate any existing commitments under the Credit Agreement and declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Credit Agreement to be immediately due and payable.

As of February 1, 2020, we had no outstanding borrowings under the revolving credit facility portion of the Credit Agreement. The availability of credit at any given time under the Credit Agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of February 1, 2020 was $321.7 million, net of $13.2 million in outstanding letters of credit.

The Credit Agreement contains various restrictive covenants, including, among others, required financial reporting, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The Credit Agreement also contains various affirmative covenants, including the obligation to deliver notice to the First Lien Administrative Agent following the Company’s obtaining knowledge of any matter that has resulted or could reasonably be expected to result in a “Material Adverse Effect” (as defined in the Credit Agreement).

Second Lien Credit Agreement

On April 10, 2019, Restoration Hardware, Inc., entered into a credit agreement, dated as of April 9, 2019 and effective as of April 10, 2019 (the “Second Lien Credit Agreement”), among (i) Restoration Hardware, Inc., as lead borrower, (ii) the guarantors party thereto, (iii) the lenders party thereto, each of whom were managed or advised by either Benefit Street Partners L.L.C. and its affiliated investment managers or Apollo Capital Management, L.P. and its affiliated investment managers, and (iv) BSP Agency, LLC, as administrative agent and collateral agent (the “Second Lien Administrative Agent”) with respect to a second lien term loan in an aggregate principal amount equal to $200.0 million with a maturity date of April 9, 2024 (the “Second Lien Term Loan”). The second lien term loan of $200.0 million in principal was repaid in full on September 20, 2019. As a result of the repayment, we incurred a $6.7 million loss on extinguishment of debt, which includes a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million.

The Second Lien Term Loan bore interest at an annual rate generally based on LIBOR plus 6.50%. This rate was a floating rate that reset periodically based upon changes in LIBOR rates during the life of the Second Lien Term Loan. At the date of the initial borrowing, the rate was set at one-month LIBOR plus 6.50%.

Intercreditor Agreement

On April 10, 2019, in connection with the Second Lien Credit Agreement, Restoration Hardware, Inc. entered into an Intercreditor Agreement (the “Intercreditor Agreement”), dated as of April 9, 2019 and effective as of April 10, 2019, with the First Lien Administrative Agent and the Second Lien Administrative Agent. The Intercreditor Agreement established various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the Credit Agreement and the Second Lien Credit Agreement without the consent of the other party. The Intercreditor Agreement is no longer in effect after repayment of the Second Lien Term Loan on September 20, 2019.

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and we agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of February 1, 2020, we had $53.4 million in aggregate amounts outstanding under the equipment security notes, of which $22.0 million was included in other current liabilities and $31.4 million was included in other non-current obligations on the consolidated balance sheets. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. We are required to make monthly installment payments under the equipment security notes.

Share Repurchase Programs

We regularly review share repurchase activity and consider various factors in determining whether and when to execute share repurchases, including, among others, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of the our common stock.

During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion. During fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under a separate repurchase program for an aggregate repurchase amount of approximately $250 million. During fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under a separate repurchase program for an aggregate repurchase amount of approximately $250 million. Total repurchases made in fiscal 2019, fiscal 2018 and fiscal 2017 represent 59.8% of the shares outstanding as of the end of fiscal 2016.

We believe that these share repurchase programs will continue to be an excellent allocation of capital for the long-term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities.

We generated $330 million, $163 million and $415 million in free cash flow in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, which supported our share repurchase programs. Free cash flow is calculated as net cash provided by operating activities, the non-cash accretion of debt discount upon settlement of debt and proceeds from sale of assets, less capital expenditures and principal payments under finance leases. Free cash flow excludes all non-cash items. Free cash flow is included in this filing because management believes that free cash flow provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. A reconciliation of our net cash provided by operating activities to free cash flow is as follows:

	Year Ended
	February 2,	February 2,	February 3,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$339,188	$249,603	$474,505
Accretion of debt discount upon settlement of debt	70,482	—	—
Proceeds from sale of assets	24,078	—	15,123
Capital expenditures	(93,623)	(79,992)	(68,393)
Principal payments under finance leases	(9,682)	(6,885)	(6,105)
Free cash flow	$330,443	$162,726	$415,130

$300 Million Share Repurchase Program (Completed)

On February 21, 2017, our Board of Directors authorized a share repurchase program of up to $300 million (the “$300 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. In the first quarter of fiscal 2017, we repurchased approximately 7.8 million shares of our common stock under the $300 Million Repurchase Program at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million. No additional shares will be repurchased in future periods under the $300 Million Repurchase Program.

$700 Million Share Repurchase Program (Completed)

Following completion of the $300 Million Repurchase Program, our Board of Directors authorized on May 2, 2017 an additional share repurchase program of up to $700 million (the “$700 Million Repurchase Program”) through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. In the second quarter of fiscal 2017, we repurchased approximately 12.4 million shares of our common stock under the $700 Million Repurchase Program at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million. No additional shares will be repurchased in future periods under the $700 Million Repurchase Program.

$950 Million Share Repurchase Program (Existing)

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700 million through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives, of which

$250.0 million in share repurchases were completed in fiscal 2018. The $700 million authorization amount was replenished by the Board of Directors on March 25, 2019 (as replenished, the “$950 Million Repurchase Program”). In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under the $950 Million Repurchase Program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million. As of February 1, 2020, there was $450 million remaining for future share repurchases under this program.

Contractual Obligations

As of February 1, 2020, our future contractual cash obligations were as follows:

	Payments Due by Fiscal Year
	Total	2020	2021-2022	2023-2024	Thereafter
	(in thousands)
Asset based credit facility (1)	$—	$—	$—	$—	$—
Equipment promissory notes (2)	53,372	22,009	30,819	544	—
Convertible senior notes due 2020	300,000	300,000	—	—	—
Convertible senior notes due 2023	335,000	—	—	335,000	—
Convertible senior notes due 2024	350,000	—	—	350,000	—
Notes payable for share repurchases	18,741	—	15,920	2,578	243
Promissory notes on asset under construction (3)	53,000	53,000	—	—	—
Operating lease liabilities (4)	560,860	75,634	130,054	108,690	246,482
Finance lease liabilities (5)	744,894	32,138	71,070	72,830	568,856
Letters of credit	13,186	13,186	—	—	—
Total	$2,429,053	$495,967	$247,863	$869,642	$815,581
(1)	Under the Credit Agreement, the asset based credit facility has a maturity date of June 28, 2022. As of February 1, 2020, we had no outstanding borrowings under our asset based credit facility.
(2)	Equipment promissory note obligations do not include interest of $2.0 million and $1.1 million for the fiscal periods 2020 and 2021-2022, respectively.
(3)	The promissory notes on asset under construction is not expected to be settled in cash. Refer to “Lease Accounting” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.
(4)	We enter into operating and finance leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts above do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases. As of February 1, 2020, our obligation for legally binding payments for leases signed but not yet commenced and contingent rent was $360.9 million and $6.1 million, respectively. Refer to Note 9—Leases in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Other Commitments

The Company enters into various cancellable commitments related to the procurement of merchandise inventory. As of February 1, 2020, these merchandise inventory purchase commitments were $368.2 million.

As of February 1, 2020, the liability of $8.5 million for unrecognized tax benefits associated with uncertain tax positions (refer to Note 13—Income Taxes in our consolidated financial statements within Part II of this Annual Report on Form 10-K) has not been included in the contractual obligations table above as we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of February 1, 2020.

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

Information on all of our significant accounting policies can be found in Note 3—Significant Accounting Policies in our audited consolidated financial statements. Management evaluates the development and selection of its critical accounting policies and estimates and believes that certain of our significant accounting policies involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. The following items require significant estimation or judgment in the preparation of the consolidated financial statements.

Merchandise Inventories—Reserves

Our merchandise inventories are comprised of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method. To determine if the value of inventory should be marked down below original cost, we use estimates to determine the lower of cost or net realizable value, which considers current and anticipated demand, customer preference and the merchandise age. The inventory value is adjusted periodically to reflect current market conditions, which requires management judgments that may significantly affect the ending inventory valuation, as well as gross margin. The estimates used in inventory valuation are lower of cost or net realizable value reserves and obsolescence (including excess and slow-moving inventory).

Our inventory reserves contain uncertainties that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We adjust our inventory reserves for net realizable value and obsolescence based on trends, aging reports, specific identification and estimates of future retail sales prices. If actual results change from our prior estimates, we adjust our inventory reserves accordingly throughout the period. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the periods presented.

Impairment

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

We qualitatively assesses indefinite-lived intangible asset impairment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If tradenames, trademarks and domain names are not qualitatively assessed or if such intangible assets are qualitatively assessed and it is determined it is not more likely than not that the asset’s fair value is greater than its carrying amount, an impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology, which requires management judgments that may significantly affect the ending asset valuation. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, management’s plans for future operations, brand initiatives, recent results of operations and projected future cash flows.

In the event we quantitatively assess a reporting unit’s indefinite-lived intangible asset for impairment, we perform an impairment test which utilizes the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, our significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues.

Long-Lived Assets

Long-lived assets, such as property and equipment and lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, change in the intended use of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows over the remaining life of the primary asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset or asset group. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our stores is the individual gallery level.

Since there is typically no active market for our long-lived assets, we estimate fair values based on the expected future cash flows of the asset or asset group, using a discount rate commensurate with the related risk. The estimate of fair value requires management judgments that may significantly affect the ending asset valuation. Future cash flows are estimated based on gallery-level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

Lease Accounting

Reasonably Certain Lease Term

In recognizing the lease right-of-use assets and lease liabilities, we utilize the lease term for which we are reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. At lease commencement, we evaluate whether we are reasonably certain to exercise available options based on consideration of a variety of economic factors and the circumstances related to the leased asset. Factors considered include, but are not limited to, (i) the contractual terms compared to estimated market rates, (ii) the uniqueness or importance of the asset or its location, (iii) the potential costs of obtaining an alternative asset, (iv) the potential costs of relocating or ceasing use of the asset, including the consideration of leasehold improvements and other invested capital, and (v) any potential tax consequences.

The determination of the reasonably certain lease term affects the inclusion of rental payments utilized in the incremental borrowing rate calculations, the results of the lease classification test, and our consideration of certain assets held for sale or planned for sale-leaseback. The reasonably certain lease term may materially impact our financial position related to certain Design Galleries or distribution center facilities which typically have greater lease payments. Although the above factors are considered in our analysis, the assessment involves subjectivity considering our strategy, expected future events and market conditions. While we believe our estimates and judgments in determining the lease term are reasonable, future events may occur which may require us to reassess this determination.

Incremental Borrowing Rate

As most of our leases do not include an implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of the lease liability at the commencement date. The IBR is computed as the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) an amount equal to the total lease payments (iv) in a similar economic environment. We utilize our asset based credit facility as the basis for determining the applicable IBR for each lease. We estimate the incremental borrowing rate for each lease primarily by reference to (i) yield rates on debt issuances by companies of a similar credit rating; (ii) the weighted-average lease term; and (iii) adjustments for differences between the yield rates and the actual term of the credit facility. In determining the yield rates, we utilize market information as of the beginning of the quarter in which the lease commenced. For Design Galleries, we utilize market information on the lease commencement date.

Fair Market Value

We determine the fair value of the underlying asset, and the lease components such as land and building, for purposes of determining the lease classification and allocating our contractual rental payments to the lease components. The fair value of the underlying asset and lease components also impact our assets held for sale and sale-leaseback transactions. The fair value assessments may materially impact our financial position related to certain Design Galleries or distribution center facilities which typically have greater fair values.

The determination of fair value requires subjectivity and estimates, including the use of multiple valuation techniques and uncertain inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. Where real estate valuation expertise is required we obtain independent third-party appraisals to determine the fair value of the underlying asset and lease components. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair market value are reasonable.

Recently Issued Accounting Pronouncements

Refer to “Recently Issued Accounting Standards” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Item 7A.     Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit under the Credit Agreement which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. At February 1, 2020, no amounts were outstanding under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of February 1, 2020 was $321.7 million, net of $13.2 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit at February 1, 2020, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

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

As of February 1, 2020, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of February 1, 2020, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of February 1, 2020, we had $350 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Market Price Sensitive Instruments

0.00% Convertible Senior Notes due 2019

In connection with the issuance of the 0.00% convertible senior notes due 2019 (the “2019 Notes”), we entered into privately-negotiated convertible note hedge transactions with certain counterparties. The 2019 Notes matured on June 15, 2019, and the convertible note hedge terminated upon the maturity date of the 2019 Notes. We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The strike price of the warrant transactions was initially $171.98 per share. Refer to Note 10—Convertible Senior Notes in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

During fiscal 2019, we delivered approximately 167,100 shares upon exercise of the warrants under the terms of the warrant agreements. The warrants expired on December 6, 2019.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $189.00 per share. Refer to Note 10—Convertible Senior Notes in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $309.84 per share. Refer to Note 10—Convertible Senior Notes in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RH

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RH and its subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended February 1, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2019 and the manner in which it accounts for revenues from contracts with customers in fiscal 2018. The adoption of the accounting standard on leases is also discussed below as a critical audit matter.

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

Emphasis of Matter

As discussed in Note 20 to the consolidated financial statements, in response to the public health crisis posed by COVID-19, effective from March 17, 2020, the Company temporarily closed its retail locations for an indeterminate period of time. As a result of these developments, the Company expects an unfavorable impact on its sales, results of operations and cash flows in fiscal 2020. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 20.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Adoption of Accounting Standard on Leases

As described above and in Note 3 to the consolidated financial statements, the Company adopted the new accounting standard on leases using a modified retrospective approach. Under this adoption method, the results of prior comparative periods are presented with an adjustment to opening retained earnings of the earliest comparative period presented. As of February 3, 2019, the adoption of the new accounting standard on leases resulted in an increase of $617 million and $633 million to consolidated total assets and liabilities, respectively. In addition, the Company recorded an increase to the fiscal 2017 (the earliest comparative period presented) opening retained earnings balance of $4.0 million, inclusive of the tax impact. The adoption of the new accounting standard on leases included the derecognition of non-Company owned properties that were capitalized under previously existing build-to-suit accounting policies and are now classified as either an operating or finance lease upon lease commencement. In addition, any capital amounts contributed by the Company toward the construction of the leased asset are recorded as landlord assets under construction within other non-current assets. Upon lease commencement, the Company reclassifies amounts of the construction project determined to be the landlord asset to lease right-of-use assets.

The principal considerations for our determination that performing procedures relating to adoption of the new accounting standard on leases is a critical audit matter are that there was significant judgment by management when (i) identifying and evaluating the impact of varying terms and conditions within leasing contracts, highlighted by the treatment of non-Company owned properties that were capitalized under previously existing build-to-suit accounting policies, and (ii) applying the transition guidance to all current and comparative periods presented in accordance with the modified retrospective method. This in turn led to significant auditor judgment, subjectivity and effort in performing audit procedures relating to the accounting treatment for each lease arrangement and the application of the transition guidance to all current and comparative periods presented. The audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the adoption of the new accounting standard on leases, including the treatment of non-Company owned properties and the transition guidance to all current and comparative periods presented. These procedures also included, among others, evaluating management’s lease classification and accounting treatment of all non-Company owned properties that were capitalized under previously existing build-to-suit accounting policies and the recognition of right-of-use assets and liabilities to all current and comparative periods presented. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s technical application of the accounting standard related to non-Company owned properties that were capitalized under previously existing build-to-suit accounting policies, and the application of the transition guidance to all current and comparative periods presented.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 30, 2020

We have served as the Company’s auditor since 2008.

RH

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	February 1,	February 2,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$47,658	$5,803
Accounts receivable—net	48,979	40,224
Merchandise inventories	438,696	531,947
Asset held for sale	—	21,795
Prepaid expense and other current assets	61,619	104,198
Total current assets	596,952	703,967
Property and equipment—net	967,599	952,957
Operating lease right-of-use assets	410,904	440,504
Goodwill	124,367	124,379
Tradenames, trademarks and domain names	86,022	86,022
Deferred tax assets	45,005	35,603
Other non-current assets	214,845	79,586
Total assets	$2,445,694	$2,423,018
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$330,309	$320,497
Deferred revenue and customer deposits	162,433	152,595
Convertible senior notes due 2019—net	—	343,789
Convertible senior notes due 2020—net	290,532	—
Operating lease liabilities	58,924	66,249
Other current liabilities	140,714	109,456
Total current liabilities	982,912	992,586
Asset based credit facility	—	57,500
Equipment promissory notes—net	31,053	—
Convertible senior notes due 2020—net	—	271,157
Convertible senior notes due 2023—net	266,658	249,151
Convertible senior notes due 2024—net	264,982	—
Non-current operating lease liabilities	409,930	437,557
Non-current finance lease liabilities	442,988	421,245
Other non-current obligations	28,520	32,512
Total liabilities	2,427,043	2,461,708
Commitments and contingencies (Note 18)
Stockholders’ (deficit):
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of February 1, 2020 and February 2, 2019	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 19,236,681 shares issued and outstanding as of February 1, 2020; 20,480,613 shares issued and 20,477,813 shares outstanding as of February 2, 2019	2	2
Additional paid-in capital	430,662	356,422
Accumulated other comprehensive loss	(2,760)	(2,334)
Accumulated deficit	(409,253)	(392,537)
Treasury stock—at cost, no shares as of February 1, 2020 and 2,800 shares as of February 2, 2019	—	(243)
Total stockholders’ (deficit)	18,651	(38,690)
Total liabilities and stockholders’ (deficit)	$2,445,694	$2,423,018

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Net revenues	$2,647,437	$2,505,653	$2,440,174
Cost of goods sold	1,552,426	1,520,076	1,600,876
Gross profit	1,095,011	985,577	839,298
Selling, general and administrative expenses	732,180	723,841	722,183
Income from operations	362,831	261,736	117,115
Other expenses
Interest expense—net	87,177	67,769	56,002
Goodwill and tradename impairment	—	32,086	33,700
Loss on extinguishment of debt—net	6,472	917	4,880
Total other expenses	93,649	100,772	94,582
Income before income taxes	269,182	160,964	22,533
Income tax expense	48,807	25,233	25,132
Net income (loss)	$220,375	$135,731	$(2,599)
Weighted-average shares used in computing basic net income (loss) per share	19,082,303	21,613,678	27,053,616
Basic net income (loss) per share	$11.55	$6.28	$(0.10)
Weighted-average shares used in computing diluted net income (loss) per share	24,299,034	26,533,225	27,053,616
Diluted net income (loss) per share	$9.07	$5.12	$(0.10)

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Net income (loss)	$220,375	$135,731	$(2,599)
Net (losses) gains from foreign currency translation	(426)	(2,163)	1,510
Net unrealized gains on investment securities	—	—	11
Total comprehensive income (loss)	$219,949	$133,568	$(1,078)

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—January 28, 2017	40,828,633	$4	$790,866	$(1,692)	$154,174	294,888	$(19,523)	$923,829
Stock-based compensation	—	—	50,283	—	—	—	—	50,283
Issuance of restricted stock	15,631	—	—	—	—	—	—	—
Vested and delivered restricted stock units	197,660	—	(4,504)	—	—	—	—	(4,504)
Exercise of stock options	695,546	—	23,643	—	—	—	—	23,643
Repurchases of common stock	(20,220,132)	(2)	—	—	—	20,220,132	(1,000,326)	(1,000,328)
Retirement of treasury stock	—	—	(19,523)	—	—	(294,888)	19,523	—
Net loss	—	—	—	—	(2,599)	—	—	(2,599)
Net gains from foreign currency translation	—	—	—	1,510	—	—	—	1,510
Net unrealized holding gains on investments	—	—	—	11	—	—	—	11
Balances—February 3, 2018	21,517,338	$2	$840,765	$(171)	$151,575	20,220,132	$(1,000,326)	$(8,155)
Stock-based compensation	—	—	23,557	—	—	—	—	23,557
Issuance of restricted stock	6,405	—	—	—	—	—	—	—
Vested and delivered restricted stock units	122,177	—	(9,502)	—	—	—	—	(9,502)
Exercise of stock options	882,272	—	44,024	—	—	—	—	44,024
Repurchases of common stock	(2,050,379)	—	—	—	—	2,050,379	(250,243)	(250,243)
Retirement of treasury stock	—	—	(591,519)	—	(658,807)	(22,267,711)	1,250,326	—
Equity component value of convertible note issuance—net	—	—	89,933	—	—	—	—	89,933
Sale of common stock warrant	—	—	51,021	—	—	—	—	51,021
Purchase of convertible note hedge	—	—	(91,857)	—	—	—	—	(91,857)
Impact of Topic 606 adoption	—	—	—	—	(21,036)	—	—	(21,036)
Net income	—	—	—	—	135,731	—	—	135,731
Net losses from foreign currency translation	—	—	—	(2,163)	—	—	—	(2,163)
Balances—February 2, 2019	20,477,813	$2	$356,422	$(2,334)	$(392,537)	2,800	$(243)	$(38,690)
Stock-based compensation	—	—	21,406	—	—	—	—	21,406
Issuance of restricted stock	7,014	—	—	—	—	—	—	—
Vested and delivered restricted stock units	109,062	—	(7,069)	—	—	—	—	(7,069)
Exercise of stock options	643,090	—	27,138	—	—	—	—	27,138
Repurchases of common stock	(2,167,396)	—	—	—	—	2,167,396	(250,032)	(250,032)
Retirement of treasury stock	—	—	(13,180)	—	(237,091)	(2,170,154)	250,271	—
Shares issued in connection with warrant agreements	167,056	—	—	—	—	—	—	—
Equity component value of convertible note issuance—net	—	—	87,070	—	—	—	—	87,070
Sale of common stock warrant	—	—	50,225	—	—	—	—	50,225
Purchase of convertible note hedge	—	—	(91,350)	—	—	—	—	(91,350)
Conversion of convertible senior notes	42	—	—	—	—	(42)	4	4
Net income	—	—	—	—	220,375	—	—	220,375
Net losses from foreign currency translation	—	—	—	(426)	—	—	—	(426)
Balances—February 1, 2020	19,236,681	$2	$430,662	$(2,760)	$(409,253)	—	$—	$18,651

The accompanying notes are an integral part of these Consolidated Financial Statements.

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$220,375	$135,731	$(2,599)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,739	91,372	83,176
Non-cash operating lease cost	65,195	68,612	75,610
Asset impairments	15,168	6,533	8,876
Goodwill and tradename impairment	—	32,086	33,700
Asset held for sale loss (gain)	(1,529)	8,497	—
Amortization of debt discount	46,245	41,868	30,457
Accretion of debt discount upon settlement of debt	(70,482)	—	—
Stock-based compensation expense	21,832	23,983	50,709
Non-cash finance lease interest expense	22,608	16,785	11,154
Product recalls	(3,517)	6,874	7,707
Net non-cash charges resulting from inventory step-up	—	380	2,527
Amortization of purchase premiums and accretion of purchase discount—net	—	—	99
Deferred income taxes	(7,709)	(5,018)	3,733
Loss on extinguishment of debt—net	6,472	917	4,880
Other non-cash interest expense	4,334	3,639	4,768
Change in assets and liabilities:
Accounts receivable	(7,309)	(8,583)	2,458
Merchandise inventories	93,266	(7,399)	220,767
Prepaid expense and other assets	28,404	(88,434)	27,920
Landlord assets under construction—net of tenant allowances	(64,300)	(59,001)	(81,065)
Accounts payable and accrued expenses	7,445	10,148	65,105
Deferred revenue and customer deposits	9,799	8,413	3,366
Other current liabilities	(45,767)	51,214	5,008
Current and non-current operating lease liabilities	(77,004)	(70,875)	(70,541)
Other non-current obligations	(25,077)	(18,139)	(13,310)
Net cash provided by operating activities	339,188	249,603	474,505
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(93,623)	(79,992)	(68,393)
Deposits on asset under construction	(53,000)	—	—
Proceeds from sale of assets	24,078	—	15,123
Purchase of investments	—	—	(16,109)
Maturities of investments	—	—	46,890
Sales of investments	—	—	145,020
Net cash provided by (used in) investing activities	(122,545)	(79,992)	122,531
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	322,500	866,500	600,000
Repayments under asset based credit facility	(380,000)	(1,008,970)	(400,030)
Borrowings under term loans	320,000	—	180,000
Repayments under term loans	(324,000)	(80,000)	(103,000)
Borrowings under promissory and equipment security notes	122,000	—	34,000
Repayments under promissory and equipment security notes	(16,520)	(31,974)	(2,319)
Debt issuance costs	(4,636)	—	(8,298)
Proceeds from issuance of convertible senior notes	350,000	335,000	—
Proceeds from issuance of warrants	50,225	51,021	—
Purchase of convertible note hedges	(91,350)	(91,857)	—
Debt issuance costs related to convertible senior notes	(4,818)	(6,349)	—
Repayments of convertible senior notes	(278,560)	—	—
Principal payments under finance leases	(9,682)	(6,885)	(6,105)
Repurchases of common stock—including commissions	(250,032)	(250,000)	(1,000,326)
Proceeds from exercise of stock options	27,138	44,024	24,896
Tax withholdings related to issuance of stock-based awards	(7,069)	(9,502)	(5,759)
Net cash used in financing activities	(174,804)	(188,992)	(686,941)
Effects of foreign currency exchange rate translation	16	(130)	152
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	41,855	(19,511)	(89,753)
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	5,803	17,907	87,023
Beginning of period—restricted cash equivalents (construction related deposits)	—	7,407	28,044
Beginning of period—cash and cash equivalents and restricted cash equivalents	$5,803	$25,314	$115,067

End of period—cash and cash equivalents	47,658	5,803	17,907
End of period—restricted cash equivalents (construction related deposits)	—	—	7,407
End of period—cash and cash equivalents and restricted cash equivalents	$47,658	$5,803	$25,314
Cash paid for interest	$43,278	$31,154	$28,180
Cash paid for taxes	40,126	41,289	4,025

Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$5,161	$7,837	7,640
Landlord asset additions in accounts payable and accrued expenses at period-end	19,640	12,142	17,543
Landlord asset additions from unpaid construction related deposits	195	2,807	5,091
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	19,503	79,685	57,990
Issuance of non-current notes payable related to share repurchases from former employees	—	243	—

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

As of February 1, 2020, the Company operated a total of 68 RH Galleries and 38 RH outlet stores in 31 states, the District of Columbia and Canada, as well as 15 Waterworks showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

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

Convertible Senior Notes

In September 2019, the Company issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes”). In connection with the issuance of these notes, the Company entered into convertible note hedge transactions for which it paid an aggregate amount of $91.4 million. In connection with the issuance of the 2024 Notes, the Company sold warrants to purchase shares of common stock of the Company, for which it received aggregate proceeds of approximately $50.2 million. Taken together, the Company received total cash proceeds of $304.1 million, net of discounts upon original issuance and offering costs of $4.8 million, from the issuance of the 2024 Notes and the related warrants. Refer to Note 10—Convertible Senior Notes.

Subsequent Event

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the United States and globally. Refer to Note 20—Subsequent Event for further information.

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

Revision

As previously disclosed within the Company’s quarterly reports on Form 10-Q for its fiscal quarters during the year ended February 1, 2020, during the adoption process of the new lease accounting standard (refer to “Recently Issued Accounting Standards—Leases” below), the Company identified a lease agreement that was incorrectly accounted for as an impaired lease under Accounting Standard Codification (“ASC”) 420—Exit or Disposal Cost Obligations in fiscal 2017 and the first quarter of fiscal 2018. This error resulted in an overstatement of net income of $1.4 million and $0.9 million for fiscal 2017 and fiscal 2018, respectively. This error also resulted in an overstatement of retained earnings as of February 3, 2018 of $1.4 million, from $152.4 million as reported to $151.0 million as revised, and understatement of accumulated deficit of $2.3 million, from $376.8 million as reported to $379.1 million, prior to the impact of the modified retrospective application of the new lease accounting standard as further discussed under “Recently Issued Accounting Standards—Leases” below. In addition, as of February 2, 2019, this error resulted in an understatement of other non-current obligations of $3.3 million, and an overstatement of other current liabilities of $1.0 million, as revised. Although these errors are not considered to be material to any of the previously issued financial statements, the Company has revised the accompanying consolidated financial statements to reflect the correction of these errors.

In addition, during the adoption process of the new lease accounting standard, the Company identified an error in its previously reported consolidated statement of cash flows for fiscal 2018. This error resulted in an understatement of $9.2 million of net cash provided by operating activities and an understatement of $9.2 million of net cash used in investing activities for fiscal 2018. There was no impact on the consolidated balance sheets, consolidated statements of operations or the consolidated statement of stockholders’ equity (deficit) related to this error. Although these errors are not considered to be material to any of the previously issued financial statements, the Company has revised the accompanying consolidated financial statements to reflect the correction of these errors.

The following are selected line items from the Company’s consolidated statements of cash flows illustrating the effect of the corrections, prior to the adoption of the modified retrospective application of the new lease accounting standard (in thousands):

	Year Ended February 2, 2019
	As Reported	Adjustment	As Revised
Cash flows from operating activities:
Change in accounts payable and accrued expenses	$(452)	$9,201	$8,749
Net cash provided by operating activities	300,556	9,201	309,757
Cash flows from investing activities:
Capital expenditures	(136,736)	(9,201)	(145,937)
Net cash used in investing activities	(136,736)	(9,201)	(145,937)

Fiscal Years

The Company’s fiscal year ends on the Saturday closest to January 31. As a result, the Company’s fiscal year may include 53 weeks. The fiscal years ended February 1, 2020 (“fiscal 2019”) and February 2, 2019 (“fiscal 2018”) each consisted of 52 weeks. The fiscal year ended February 3, 2018 (“fiscal 2017”) consisted of 53 weeks.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions in both U.S. dollar and Canadian dollar denominations. Accounts at the U.S. institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and accounts at the Canadian institutions are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian dollars. As of February 1, 2020 and February 2, 2019, and at various times throughout these fiscal years, the Company had cash in financial institutions in excess of the amount insured by the FDIC and CDIC. The Company performs ongoing evaluations of these institutions to limit its concentration of credit risk.

Accounts Receivable

Accounts receivable consist primarily of receivables from the Company’s credit card processors for sales transactions, receivables related to the Company’s contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for doubtful accounts, which is recorded on a specific identification basis. The allowance for doubtful accounts was $2.2 million and $1.9 million as of February 1, 2020 and February 2, 2019, respectively.

Merchandise Inventories

The Company’s merchandise inventories are comprised of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method. To determine if the value of inventory should be marked down below original cost, the Company uses estimates to determine the lower of cost or net realizable value, which considers current and anticipated demand, customer preference and the merchandise age. The inventory value is adjusted periodically to reflect current market conditions, which requires management judgments that may significantly affect the ending inventory valuation, as well as gross margin. The estimates used in inventory valuation are lower of cost or net realizable value reserves and obsolescence (including excess and slow-moving inventory). Additionally, the Company estimates and accrues for inventory shrinkage for the period between the last physical count and the balance sheet date.

The Company’s inventory reserves contain uncertainties that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. The Company adjusts inventory reserves for net realizable value and obsolescence based on trends, aging reports, specific identification and estimates of future retail sales prices.

Reserves for shrinkage are estimated and recorded throughout the year as a percentage of shipped sales for the direct channels, and a percentage of cost of goods sold for the outlet business, based on historical shrinkage results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic cycle counts and the results of the Company’s annual physical inventory counts. Actual inventory shrinkage and obsolescence can vary from estimates due to factors including the mix of the Company’s inventory (which ranges from large furniture to décor) and execution against loss prevention initiatives in the Company’s stores, distribution centers, home delivery center locations, off-site storage locations and with its third-party transportation providers. Accordingly, there is no shrinkage reserve at year-end, with the exception of a cycle count reserve for the Company’s distribution centers and home delivery center locations based on the historical cycle count results.

If actual net realizable value, obsolescence or shrinkage estimates change from the Company’s original estimates, the Company will adjust its inventory reserves accordingly throughout the period. The Company’s inventory reserve balances were $25.6 million and $30.7 million as of February 1, 2020 and February 2, 2019, respectively.

Product Recalls

During fiscal 2019, fiscal 2018 and fiscal 2017, the Company initiated product recalls for certain of its products, as well as adjusted accruals related to certain product recalls previously initiated due to changes in estimates based on customer response and vendor and insurance recoveries. Product recalls had the following effect on the Company’s income before income taxes (in thousands):

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
(Increase) decrease to net revenues	$(391)	$4,733	$3,207
Increase (decrease) to cost of goods sold	(3,372)	(4,139)	4,315
(Increase) decrease to gross profit	(3,763)	594	7,522
Increase (decrease) to selling, general and administrative expenses	(225)	1,025	185
(Increase) decrease to income before income taxes	$(3,988)	$1,619	$7,707

The product recall accrual as of February 1, 2020 and February 2, 2019 was $2.1 million and $7.8 million, respectively, and is included in other current liabilities on the consolidated balance sheets.

Advertising Expenses

Advertising expenses primarily represent the costs associated with the Company’s catalog mailings, as well as print and website marketing. Total advertising expense, which is recorded in selling, general and administrative expenses on the consolidated statements of operations, was $107.6 million, $97.0 million and $106.6 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

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

The Company had $13.7 million and $16.2 million of capitalized catalog costs as of February 1, 2020 and February 2, 2019, respectively, which are included in prepaid expense and other current assets on the consolidated balance sheets.

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

The cost of leasehold improvements is amortized over the lesser of the useful life of the asset or the applicable lease term, which could include option periods reasonably certain to be exercised.

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

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use and interest expense is being incurred. The Company capitalized interest of $4.9 million, $3.1 million and $3.3 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. During fiscal 2019, $3.7 million of the $4.9 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount. During fiscal 2018, $2.7 million of the $3.1 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount. During fiscal 2017, $2.5 million of the $3.3 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount.

Land purchased by the Company is recorded at cost and is a non-depreciable asset.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For further discussion regarding the impairment accounting policy refer to “Impairment—Long-Lived Assets” below.

Asset Held for Sale

Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell, and the Company ceases depreciating the asset.

Lease Accounting

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

The Company subleases certain real estate locations to third parties under operating leases and recognizes rental income received on a straight-line basis over the lease term, which is recorded as an offset to selling, general and administrative expenses on the consolidated statements of operations.

Lease arrangements may require the landlord to provide tenant allowances directly to the Company. Standard tenant allowances received from landlords, typically those received under operating lease agreements, are recorded as cash and cash equivalents with an offset recorded in lease right-of-use assets on the consolidated balance sheets. Tenant allowances that are reasonably certain to be received subsequent to lease commencement are reflected as a reduction of both the lease liabilities and right-of-use assets on the consolidated balance sheets at the commencement date.

In certain instances tenant allowances are provided for the Company to design and build the leased asset. Tenant allowances received from landlords during the construction phase of a leased asset and prior to lease commencement are recorded as cash and cash equivalents with an offset recorded in other non-current assets (to the extent the Company has incurred related capital expenditure for construction costs) or in other current liabilities (to the extent that payments are received prior to capital construction expenditures by the Company) on the consolidated balance sheets. After the leased asset is constructed and the lease commences, the Company reclassifies the tenant allowance from other non-current assets or other current liabilities to lease right-of-use assets on the consolidated balance sheets, and such allowances are amortized over the reasonably certain lease term.

Lease Classification

Certain of the Company’s real estate and equipment leases are classified as finance leases. Lease characteristics that the Company evaluates to determine lease classification include, but are not limited to, the reasonably certain lease term, and the economic life and fair value of the leased asset. Lease related assets under such classification are included in finance lease right-of-use assets within property and equipment—net on the consolidated balance sheets.

Leases that do not meet the definition of a finance lease are considered operating leases. Lease related assets classified as operating leases are included in operating lease right-of-use assets on the consolidated balance sheets.

Reasonably Certain Lease Term

In recognizing the lease right-of-use assets and lease liabilities, the Company utilizes the lease term for which it is reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. At lease commencement, the Company evaluates whether it is reasonably certain to exercise available options based on consideration of a variety of economic factors and the circumstances related to the leased asset. Factors considered include, but are not limited to, (i) the contractual terms compared to estimated market rates, (ii) the uniqueness or importance of the asset or its location, (iii) the potential costs of obtaining an alternative asset, (iv) the potential costs of relocating or ceasing use of the asset, including the consideration of leasehold improvements and other invested capital, and (v) any potential tax consequences.

The determination of the reasonably certain lease term affects the inclusion of rental payments utilized in the incremental borrowing rate calculations, the results of the lease classification test, and consideration of certain assets held for sale or planned for sale-leaseback. The reasonably certain lease term may materially impact the Company’s financial position related to certain Design Galleries or distribution center facilities which typically have greater lease payments. Although the above factors are considered in management’s analysis, the assessment involves subjectivity considering the Company’s strategy, expected future events and market conditions. While the Company believes its estimates and judgments in determining the lease term are reasonable, future events may occur which may require the Company to reassess this determination.

Leases, or lease extensions, with a term of twelve months or less are not recorded on the consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Lease Payments

The majority of the Company’s real estate lease agreements include minimum rent payments which are subject to stated lease escalations over the lease term and eligible renewal periods. These fixed payments through the reasonably certain lease term are included in the Company’s measurement of the lease right-of-use assets and lease liabilities upon lease commencement.

Certain of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels. Additionally, certain lease agreements include rental payments based solely on a percentage of retail sales. Due to the variable and unpredictable nature of such payments, the Company does not recognize a lease right-of-use asset and lease liability related to such payments. Estimated variable rental payments are included in accounts payable and accrued expenses on the consolidated balance sheets in the period they are incurred and until such payments are made, and the related lease cost is included in cost of goods sold on the consolidated statements of operations.

The Company has a small group of real estate leases that include rental payments periodically adjusted for inflation (e.g., based on the consumer price index). The Company includes these variable payments in the initial measurement of the lease right-of-use asset and lease liability according to the index or rate at the commencement date and incorporates adjustments to rental payments in future periods if such increases have a minimum rent escalation (e.g., floor). Changes due to differences between the variable lease payments estimated at least commencement and actual amounts incurred are recognized in the consolidated statement of operations in the period such costs are incurred.

Incremental Borrowing Rate

As the Company’s real estate leases and most of its equipment leases do not include an implicit interest rate, the Company determines the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of lease payments at the commencement date. The IBR is computed as the rate of interest that the Company would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) an amount equal to the total lease payments (iv) in a similar economic environment. The Company utilizes its asset based credit facility as the basis for determining the applicable IBR for each lease. The Company estimates the incremental borrowing rate for each lease primarily by reference to (i) yield rates on debt issuances by companies of a similar credit rating; (ii) the weighted-average lease term; and (iii) adjustments for differences between the yield rates and the actual term of the credit facility. In determining the yield rates for leases other than new Design Galleries, the Company utilizes market information as of the beginning of the quarter in which the lease commenced. For Design Galleries, the Company utilizes market information on the lease commencement date.

Fair Market Value

The Company determines the fair value of the underlying asset, and the lease components such as land and building, for purposes of determining the lease classification and allocating its contractual rental payments to the lease components. The fair value of the underlying asset and lease components also impact the evaluation and accounting for assets held for sale and sale-leaseback transactions. The fair value assessments may materially impact the Company’s financial position related to certain Design Galleries or distribution center facilities which typically have greater fair values.

The determination of fair value requires subjectivity and estimates, including the use of multiple valuation techniques and uncertain inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. Where real estate valuation expertise is required the Company obtains independent third-party appraisals to determine the fair value of the underlying asset and lease components. While determining fair value requires a variety of input assumptions and judgment, management believes its estimates of fair market value are reasonable.

Construction Related Activities

The Company is often involved in the construction of leased stores for its newer Design Galleries. Prior to construction commencement, the Company evaluates whether or not it, as lessee, controls the asset being constructed and, depending on the extent to which it is involved, the Company may be the “deemed owner” of the leased asset for accounting purposes during the construction period under a build-to-suit arrangement.

If the Company is not the “deemed owner” for accounting purposes during the construction period, such lease is classified as either an operating or finance lease upon lease commencement. During the construction period and prior to lease commencement, any capital amounts contributed by the Company toward the construction of the leased asset (excluding normal leasehold improvements, which are recorded within property and equipment—net) are recorded as “Landlord assets under construction” within other non-current assets on the consolidated balance sheets (refer to Note 4—Prepaid Expense and Other Assets). Upon completion of the construction project, and upon lease commencement, the Company reclassifies amounts of the construction project determined to be the landlord asset to lease right-of-use assets on the consolidated balance sheets based on the lease classification determined at lease commencement. The construction costs determined not to be part of the leased asset are classified as property and equipment—net on the consolidated balance sheets.

If the Company is the “deemed owner” for accounting purposes, upon commencement of the construction project it is required to capitalize (i) costs incurred by the Company and (ii) the cash and non-cash assets contributed by the landlord for construction as property and equipment on its consolidated balance sheets as build-to-suit assets, with an offsetting financing obligation under build-to-suit lease transactions. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of the consolidated statements of cash flows. Over the lease term, these non-cash additions to property and equipment do not impact the Company’s cash outflows, nor do they impact net income on the consolidated statements of operations.

Upon completion of the construction project, the Company performs a sale-leaseback analysis to determine if it can derecognize the build-to-suit asset and corresponding financing obligation. If the asset and liability cannot be derecognized, the Company accounts for the agreement as a debt-like arrangement.

If the Company is involved in a debt-like arrangement for a non-real estate asset under construction for which the Company plans to lease such asset upon construction completion and makes deposits during the construction period, the Company recognizes the related deposits as “Deposits on asset under construction” within other non-current assets on the consolidated balance sheets (refer to Note 4—Prepaid Expense and Other Assets). In the event the Company executes promissory notes related to the deposits, such promissory notes are recorded as “Promissory notes on asset under construction” within other current liabilities on the consolidated balance sheets (refer to Note 7—Accounts Payable, Accrued Expenses and Other Current Liabilities). The Company recognizes the constructive disbursements and receipts of such debt-like arrangements on a gross basis on the consolidated statements of cash flows within cash flows from investing activities and cash flows from financing activities, respectively.

Sale-Leaseback Activities

The Company occasionally enters into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which the Company sells the property to a third party and agrees to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, the Company evaluates whether it has transferred control to the third party in accordance with the guidance set forth in ASC Topic 606.

If the transfer of the asset is a sale at market terms, the Company recognizes the transaction price for the sale based on the cash proceeds received, derecognizes the carrying amount of the underlying asset and recognizes a gain or loss in the consolidated statements of operations for any difference between the carrying value of the asset and the transaction price. The Company then accounts for the leaseback in accordance with its lease accounting policy.

If the transfer of the asset is determined not to be a sale, the Company accounts for the transaction as a financing arrangement. The Company continues to present the asset within property and equipment—net on the consolidated balance sheets and recognizes a non-current obligation on the consolidated balance sheets for the transaction price, with the financial liability subsequently measured in accordance with other applicable GAAP.

Intangible Assets

Intangible assets reflect the value assigned to tradenames, trademarks and domain names. The Company does not amortize its intangible assets as the Company defines the life of these assets as indefinite.

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

The Company performs its annual goodwill impairment testing in the fourth fiscal quarter by comparing the fair value of a reporting unit with its carrying amount, limited to the total amount of goodwill of the reporting unit. The Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

A reporting unit is an operating segment, or a business unit one level below that operating segment for which discrete financial information is prepared and regularly reviewed by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer. The Company has deemed RH Segment and Waterworks to be the reporting units for which goodwill is independently tested, as these operating segments are the lowest level for which discrete financial information is prepared and regularly reviewed by the CODM.

RH Segment Reporting Unit

During fiscal 2019, fiscal 2018 and fiscal 2017, the Company reviewed the RH Segment reporting unit goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, the Company determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount for fiscal 2019, fiscal 2018 and fiscal 2017, and therefore the Company did not recognize goodwill impairment with respect to the RH Segment in any such fiscal year.

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

In determining the Waterworks reporting unit estimated fair value using the income approach in both fiscal 2018 and fiscal 2017, the Company projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on a weighted-average cost of capital. This analysis required the Company to make judgments about revenues, expenses, fixed asset and working capital requirements, the impact of updated tax legislation and other subjective inputs. In determining the Waterworks reporting unit estimated fair value using the market approach, the Company considered assumptions that it believes market participants would use in valuing the Waterworks reporting unit, based on EBITDA multiples and including the application of a control premium. For purposes of this analysis, in both fiscal years, the Company weighted the results 80% towards the income approach and 20% towards the market approach.

Based on the estimated fair value of the Waterworks reporting unit as of the assessment date of each of its fiscal 2018 and fiscal 2017 analysis, the Company recorded a $17.4 million and $33.7 million non-cash impairment in the fourth quarter of fiscal 2018 and fiscal 2017, respectively, to reduce the carrying value of goodwill in the Waterworks reporting unit. The impairment is recorded in goodwill and tradename impairment on the consolidated statements of operations and the Waterworks reporting unit goodwill was fully impaired as of February 2, 2019.

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

The Company qualitatively assesses indefinite-lived intangible asset impairment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If tradenames, trademarks and domain names are not qualitatively assessed or if such intangible assets are qualitatively assessed and it is determined it is not more likely than not that the asset’s fair value is greater than its carrying amount, an impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology, which requires management judgments that may significantly affect the ending asset valuation. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, management’s plans for future operations, brand initiatives, recent results of operations and projected future cash flows.

In the event the Company quantitatively assesses a reporting unit’s indefinite-lived intangible asset for impairment, the Company performs an impairment test which utilizes the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues.

RH Segment Reporting Unit

During fiscal 2019, fiscal 2018 and fiscal 2017, the Company qualitatively assessed the indefinite-lived intangible assets of the RH Segment reporting unit for impairment and determined it was more likely than not that the fair value of the assets were greater than their carrying amounts. Based on the qualitative tests performed in each fiscal year, the Company did not perform quantitative impairment tests in any year. The Company did not recognize any impairment with respect to intangible assets for the RH Segment reporting unit in fiscal 2019, fiscal 2018 and fiscal 2017.

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

These factors arising during the fourth fiscal quarter of 2018 had a significant and negative impact on the estimated future cash flows of the Waterworks reporting unit. In connection with the goodwill impairment test performed for the Waterworks reporting unit in fiscal 2018, described above, the Company performed an impairment test on the tradename allocated to the reporting unit which utilized the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, the Company’s significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues. Based on the quantitative impairment test performed and the result of changes in forecasted revenues and the valuation assumption around future royalty rates, the Company concluded that the Waterworks reporting unit tradename was impaired as of February 2, 2019. As a result, the Company recognized a $14.6 million non-cash impairment with respect to the tradename for the Waterworks reporting unit in fiscal 2018, which was recorded in goodwill and tradename impairment on the consolidated statements of operations.

The Company performed its annual impairment procedures on the tradename allocated to the Waterworks reporting unit which utilized the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, the Company’s significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues. Based on the quantitative impairment test performed, the Company concluded that the Waterworks reporting unit tradename was not impaired as of February 1, 2020. The Company did not recognize any impairment for the Waterworks reporting unit tradename in fiscal 2019, and the Waterworks tradename balance was $37.5 million as of February 1, 2020.

Long-Lived Assets

Long-lived assets, such as property and equipment and lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, change in intended use of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows over the remaining life of the primary asset is less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset or asset group. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for the stores is the individual gallery level.

Since there is typically no active market for the Company’s long-lived assets, the Company estimates fair values based on the expected future cash flows of the asset or asset group, using a discount rate commensurate with the related risk. The estimate of fair value requires management judgments that may significantly affect the ending asset valuation. Future cash flows are estimated based on gallery-level historical results, current trends, and operating and cash flow projections. The Company’s estimates are subject to uncertainty and may be affected by a number of factors outside its control, including general economic conditions and the competitive environment. While the Company believes its estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring the Company to revise its estimates.

The Company did not record impairment for long-lived tangible assets at the individual gallery level in fiscal 2019, fiscal 2018 or fiscal 2017. Due to certain distribution center closures and business line integrations in fiscal 2019, fiscal 2018 and fiscal 2017, the Company recorded impairment for certain corporate assets and other long-lived assets as discussed below under “Distribution Center Closures” and “RH Contemporary Art Impairment,” as well as in Note 9—Leases. No additional impairment has been recorded for corporate assets and other long-lived assets in fiscal 2019, fiscal 2018 and fiscal 2017.

Distribution Center Closures

During the third quarter of fiscal 2018, the Company initiated and executed a plan to close its distribution center located in Essex, MD. As a result of the distribution center closure, the Company incurred restructuring related costs in the RH Segment in fiscal 2018, including a lease impairment charge of $2.2 million and a loss on disposal of capitalized property and equipment of $0.2 million, as well as costs for employee termination benefits of $0.2 million. The impact to selling, general and administrative expenses on the consolidated statements of operations was $2.6 million, which represents the total charges incurred with this distribution center closure. The Company did not incur any charges in fiscal 2019 and does not expect to incur additional charges in the future associated with this distribution center closure.

During the third quarter of fiscal 2017, the Company initiated a plan to close two of its distribution centers, one located in Mira Loma, CA and one located in Dallas, TX. The Mira Loma distribution center closure was finalized in November 2017 and the Dallas distribution center closure was finalized in January 2018, both of which occurred in the fourth quarter of fiscal 2017. As a result of the distribution center closures, the Company incurred restructuring related costs in the RH Segment in fiscal 2017, including estimated loss on disposal of capitalized property and equipment of $4.4 million, as well as costs for employee termination benefits of $0.9 million. The total expense of $5.3 million was included in selling, general and administrative expenses on the consolidated statements of operations.

During the first quarter of fiscal 2018, the Company recognized a $0.8 million reversal of an estimated loss on disposal of asset due to negotiations of the sales price being finalized. The Company did not incur any charges in fiscal 2019 and does not expect to incur additional charges in the future associated with these distribution center closures.

RH Contemporary Art Impairment

In fiscal 2016, the Company initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and no longer operates RHCA as a separate division. The Company recorded additional operating lease right-of-use asset impairment associated with RHCA of $4.6 million, $3.4 million and $4.4 million during fiscal 2019, fiscal 2018 and fiscal 2017, respectively. These impairment charges, which are recorded in the RH Segment, resulted from an update to both the timing and the amount of future estimated lease related cash inflows based on present market conditions, which is included in selling, general and administrative expenses on the consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs related to debt, excluding the asset based credit facility, are recorded as a contra-liability and are presented net against the respective debt balance on the consolidated balance sheets. Debt issuance costs are amortized utilizing the effective interest method over the expected life of the respective debt. Such amortization is included in interest expense—net on the consolidated statements of operations.

Deferred financing fees related to the asset based credit facility are included in non-current assets on the consolidated balance sheets. Deferred financing fees related to the asset based credit facility are amortized utilizing the straight-line method. Such amortization is included in interest expense—net on the consolidated statements of operations.

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

A summary of the allowance for sales returns is as follows (in thousands):

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Balance at beginning of fiscal year	$19,821	$10,565	$10,077
Impact of Topic 606 adoption	—	5,862	—
Provision for sales returns	107,811	112,218	108,134
Actual sales returns	(108,426)	(108,824)	(107,646)
Balance at end of fiscal year	$19,206	$19,821	$10,565

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

The Company expects that substantially all of the deferred revenue, customer deposits and deferred membership fees as of February 1, 2020 will be recognized within the next six months as the performance obligations are satisfied.

Gift Cards and Merchandise Credits

The Company sells gift cards and issues merchandise credits to its customers in its stores and through its websites and product catalogs. Such gift cards and merchandise credits do not have expiration dates. The Company defers revenue when cash payments are received in advance of performance for unsatisfied obligations related to its gift cards and merchandise credits. During fiscal 2019 and fiscal 2018, the Company recognized $19.8 million and $21.6 million, respectively, of revenue related to previous deferrals related to its gift cards and merchandise credits. Customer liabilities related to gift cards and merchandise credits was $16.6 million and $17.2 million as of February 1, 2020 and February 2, 2019, respectively.

The Company recognizes breakage associated with gift cards and merchandise credits proportional to actual gift card redemptions. Breakage of $1.6 million and $1.5 million was recorded in net revenues in fiscal 2019 and fiscal 2018, respectively. Breakage resulted in a reduction of selling, general and administrative expenses of $3.0 million in fiscal 2017.

The Company expects that approximately 70% of the remaining gift card and merchandise credit liabilities will be recognized when the gift cards are redeemed by customers.

Self Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has a managed self insurance program related to claims filed. Expenses related to this self insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The Company had liabilities of $2.2 million and $2.0 million related to health care coverage as of February 1, 2020 and February 2, 2019, respectively.

The Company carries workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. The Company had liabilities of $4.7 and $3.3 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of February 1, 2020 and February 2, 2019, respectively.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation in the consolidated financial statements as compensation expense over the requisite service period. For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of the Company’s stock on the date of grant. The fair value of each option award granted under the Company’s award plan is estimated on the date of grant using a Black-Scholes Merton option pricing model (“OPM”) which requires the input of assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest rate. The Company elected to calculate the expected term of the option awards using the “simplified method.” This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Under the “simplified” calculation method, the expected term is calculated as an average of the vesting period and the contractual life of the options.

Cost of Goods Sold

Cost of goods sold includes, but is not limited to, the direct cost of purchased merchandise, inventory shrinkage, inventory reserves and write-downs, inbound freight, all freight costs to get merchandise to the Company’s stores, design and buying costs, occupancy costs related to store operations and supply chain, such as rent, property tax and common area maintenance, depreciation and amortization and all logistics costs associated with shipping product to customers.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period, common share equivalents under equity plans using the treasury-stock method and the calculated common share equivalents in excess of the respective conversion rates related to each of the convertible senior notes. Diluted net loss per share is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Potential dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

Treasury Stock

The Company records its purchases of treasury stock at cost as a separate component of stockholders’ equity (deficit). Upon retirement of treasury stock, the Company allocates the excess of the purchase price over par value to additional paid-in capital subject to certain limitations with any remaining purchase price allocated to retained earnings (accumulated deficit).

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

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheets and revenues and expenses are translated at average rates of exchange for the period. The related translation gains (losses) are reflected in the accumulated other comprehensive income section on the consolidated statements of stockholders’ equity (deficit). Foreign currency gains (losses) resulting from foreign currency transactions are included in selling, general and administrative expenses on the consolidated statements of operations and are not material for all periods presented.

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

Revenue recognition	Revenue for merchandise that is not delivered via the home-delivery channel was recognized upon delivery.	Revenue for merchandise that is not delivered via the home-delivery channel will be recognized upon shipment.
Allowance for sales returns	Recognized an allowance for sales returns as a net liability within other current liabilities.	Recognize an allowance for sales returns on a gross basis as a liability within other current liabilities and a right of return asset for merchandise within prepaid expense and other current assets.

Adoption Impact on Fiscal 2019 and Fiscal 2018 Results

The following tables summarize the impact of adopting Topic 606 on the Company’s consolidated statement of income (in thousands):

	Year Ended
	February 1, 2020			February 2, 2019
	As Reported	Adjustments	Balances without Adoption of Topic 606	As Adjusted and Revised (1)	Adjustments	Balances without Adoption of Topic 606
Net revenues	$2,647,437	$(2,030)	$2,645,407	$2,505,653	$(9,868)	$2,495,785
Cost of goods sold	1,552,426	861	1,553,287	1,520,076	(3,485)	1,516,591
Gross profit	1,095,011	(2,891)	1,092,120	985,577	(6,383)	979,194
Selling, general and administrative expenses	732,180	(10,742)	721,438	723,841	(2,616)	721,225
Income from operations	362,831	7,851	370,682	261,736	(3,767)	257,969
Other expenses
Interest expense—net	87,177	—	87,177	67,769	—	67,769
Goodwill and tradename impairment	—	—	—	32,086	—	32,086
Loss on extinguishment of debt	6,472	—	6,472	917	—	917
Total other expenses	93,649	—	93,649	100,772	—	100,772
Income before income taxes	269,182	7,851	277,033	160,964	(3,767)	157,197
Income tax expense	48,807	1,336	50,143	25,233	(3,945)	21,288
Net income	$220,375	$6,515	$226,890	$135,731	$178	$135,909
(1)	Reflects the modified retrospective application of the new lease accounting standard (Accounting Standards Update 2016-02—Leases). Refer to “Leases” below.

The following table summarizes the impact of adopting Topic 606 on certain line items of the Company’s consolidated balance sheet (in thousands):

	As of February 1, 2020			As of February 2, 2019
	As Reported	Adjustments	Balances without Adoption of Topic 606	As Adjusted and Revised (1)	Adjustments	Balances without Adoption of Topic 606
Prepaid expense and other current assets	$61,619	$30,980	$92,599	$104,198	$33,587	$137,785
Deferred tax assets	45,005	(6,561)	38,444	35,603	(6,561)	29,042
Accounts payable and accrued expenses	330,309	(570)	329,739	320,497	(686)	319,811
Deferred revenue and customer deposits	162,433	7,894	170,327	152,595	9,304	161,899
Other current liabilities	140,714	(10,634)	130,080	109,456	(2,806)	106,650
Accumulated deficit	(409,253)	27,729	(381,524)	(392,537)	21,214	(371,323)
(1)	Reflects the modified retrospective application of the new lease accounting standard (Accounting Standards Update 2016-02—Leases). Refer to “Leases” below.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02—Leases, which requires a lessee to distinguish all leases as operating leases or finance leases and recognize all leases on the balance sheet as a right-of-use asset with a corresponding lease liability representing the present value of lease payments. The standard also requires a lessee to recognize a single lease cost for operating leases, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The lease cost for finance leases includes both principal and interest components, and is higher than the corresponding cash payment at the beginning of the lease term and declines over the lease term as the liability is reduced. In July 2018, the FASB issued

Accounting Standards Update 2018-10—Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018-11—Leases (Topic 842)—Targeted Improvements, which (i) narrows amendments to clarify how to apply certain aspects of the new lease standard, (ii) provides entities with an additional transition method to adopt the new standard, and (iii) provides lessors with a practical expedient for separating components of a contract. In March 2019, the FASB also Accounting Standards Update 2019-01—Leases (Topic 842)—Codification Improvements. These Accounting Standards Updates are collectively referred to as the “ASUs.”

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

The following table presents the impact of adopting the ASUs, as well as the correction of an immaterial error as discussed in “Revision” above, on the Company’s consolidated balance sheet (in thousands):

	February 2, 2019
	As Reported	Adjustments and Other (1)		As Adjusted and Revised
ASSETS
Current assets:
Cash and cash equivalents	$5,803	$—		$5,803
Accounts receivable—net	40,224	—		40,224
Merchandise inventories	531,947	—		531,947
Asset held for sale	—	21,795	(2)	21,795
Prepaid expense and other current assets	104,719	(521)	(3)	104,198
Total current assets	682,693	21,274		703,967
Property and equipment—net	863,562	89,395	(4)	952,957
Operating lease right-of-use assets	—	440,504	(5)	440,504
Goodwill	124,379	—		124,379
Tradenames, trademarks and domain names	86,022	—		86,022
Deferred tax assets	30,033	5,570	(6)	35,603
Other non-current assets	19,345	60,241	(7)	79,586
Total assets	$1,806,034	$616,984		$2,423,018
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$320,441	$56	(8)	$320,497
Deferred revenue and customer deposits	152,595	—		152,595
Convertible senior notes due 2019—net	343,789	—		343,789
Operating lease liabilities	—	66,249	(5)	66,249
Other current liabilities	101,347	8,109	(1)(9)	109,456
Total current liabilities	918,172	74,414		992,586
Asset based credit facility	57,500	—		57,500
Convertible senior notes due 2020—net	271,157	—		271,157
Convertible senior notes due 2023—net	249,151	—		249,151
Financing obligations under build-to-suit lease transactions	228,928	(228,928)	(10)	—
Deferred rent and lease incentives	53,742	(53,742)	(10)	—
Non-current operating lease liabilities	—	437,557	(5)	437,557
Non-current finance lease liabilities	—	421,245	(9)	421,245
Other non-current obligations	50,346	(17,834)	(1)(11)	32,512
Total liabilities	1,828,996	632,712		2,461,708
Stockholders’ deficit:
Preferred stock	—	—		—
Common stock	2	—		2
Additional paid-in capital	356,422	—		356,422
Accumulated other comprehensive loss	(2,333)	(1)		(2,334)
Accumulated deficit	(376,810)	(15,727)	(1)(12)	(392,537)
Treasury stock	(243)	—		(243)
Total stockholders’ deficit	(22,962)	(15,728)		(38,690)
Total liabilities and stockholders’ deficit	$1,806,034	$616,984		$2,423,018
(1)	During the adoption process of the ASUs, the Company identified a lease agreement that was incorrectly accounted for as an impaired lease under ASC 420—Exit or Disposal Cost Obligations in fiscal 2017 and the first quarter of fiscal 2018. Refer to “Revision” above.
(2)	Represents recognition of asset held for sale under a sale-leaseback transaction.
(3)	Represents reclassification of prepaid rent to operating lease liabilities and other current liabilities (for finance leases).
(4)	Represents (i) recognition of finance lease right-of-use assets, partially offset by (ii) derecognition of non-Company owned properties that were capitalized under previously existing build-to-suit accounting policies, (iii) reclassification of construction in progress assets determined to be landlord assets to other non-current assets and (iv) reclassification of initial direct costs related to operating leases to operating lease right-of-use assets.
(5)	Represents recognition of operating lease right-of-use assets and corresponding current and non-current lease liabilities. The operating lease right-of-use asset also includes the reclassification of deferred rent and unamortized lease incentives related to operating leases and the reclassification of initial direct costs from property and equipment—net.

(6)	Represents recognition of net deferred tax assets related to the adoption of the ASUs.
(7)	Primarily represents reclassification from property and equipment—net of construction in progress assets determined to be landlord assets for which the lease has not yet commenced.
(8)	Represents a reclassification of an accrual for real estate taxes.
(9)	Represents recognition of the current and non-current finance lease liabilities. The other current liabilities line item also includes the reclassification of current obligations associated with leases previously reported as capital leases to finance lease liabilities.
(10)	Represents (i) derecognition of liabilities related to non-Company owned properties that were consolidated under previously existing build-to-suit accounting policies and (ii) reclassification of deferred rent and unamortized lease incentives to operating lease right-of-use assets upon adoption of the ASUs.
(11)	Represents (i) derecognition of the net lease loss liabilities as such balances were reclassified to operating lease right-of-use assets and operating current and non-current liabilities and (ii) the reclassification of non-current obligations associated with leases previously reported as capital leases to finance lease liabilities.
(12)	Represents a decrease to the consolidated net income for fiscal 2017 and fiscal 2018, as well as an increase of $4.0 million to beginning fiscal 2017 retained earnings related to the adoption of the ASUs.

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

The Company will adopt the new accounting standard in the first quarter of fiscal 2020 using the prospective method. The related assets will be recorded within other non-current assets on the Company’s consolidated balance sheets, and the amortization of assets placed in service will be recorded in cost of goods sold or selling, general and administrative expenses on the consolidated statements of operations on a straight-line basis over the term of the hosting arrangement, which includes reasonably certain renewal periods. The Company is in process of finalizing the adoption of the new accounting standard which is not expected to materially impact the Company’s financial position or results of operations.

Current Expected Credit Losses

In June 2016, the FASB issued Accounting Standards Update 2016-13—Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology to result in more timely recognition of losses. The guidance in this ASU applies to financial assets measured at amortized cost basis, such as receivables that result from revenue transactions. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in process of assessing the impact of the new accounting standard.

Income Taxes

In December 2019, the FASB issued Accounting Standards Update 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the effects that the adoption of this new accounting standard will have on its consolidated financial statements.

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	February 1,	February 2,
	2020	2019
Prepaid expense and other current assets	$30,678	$15,439
Capitalized catalog costs	13,740	16,178
Vendor deposits	11,258	11,836
Right of return asset for merchandise	5,746	5,883
Federal and state tax receivable	197	4,862
Insurance recovery receivable (1)	—	50,000
Total prepaid expense and other current assets	$61,619	$104,198
(2)	Refer to Note 18—Commitments and Contingencies.

Other non-current assets consist of the following (in thousands):

	February 1,	February 2,
	2020	2019
Landlord assets under construction	$138,315	$63,159
Deposits on asset under construction	60,000	—
Promissory note receivable, including interest	5,354	5,104
Other deposits	5,157	5,068
Deferred financing fees	2,602	3,415
Other non-current assets	3,417	2,840
Total other non-current assets	$214,845	$79,586

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	February 1,	February 2,
	2020	2019
Finance lease right-of-use assets (1)	$734,425	$702,379
Leasehold improvements (2)	318,313	311,416
Computer software	138,328	143,776
Furniture, fixtures and equipment	79,575	76,194
Machinery, equipment and aircraft	66,228	54,207
Building and building improvements	33,370	2,750
Land	6,061	7,110
Built-to-suit property	2,882	—
Total property and equipment	1,379,182	1,297,832
Less—accumulated depreciation and amortization (3)	(411,583)	(344,875)
Total property and equipment—net	$967,599	$952,957
(1)	Refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 9—Leases.
(2)	Leasehold improvements include construction in progress of $16.0 million and $14.7 million as of February 1, 2020 and February 2, 2019, respectively.
(3)	Includes accumulated amortization related to finance lease right-of-use assets of $92.3 million and $55.5 million as of February 1, 2020 and February 2, 2019, respectively. Refer to Note 9—Leases.

The Company recorded depreciation and amortization of property and equipment, excluding amortization for finance lease right-of-use assets, of $63.7 million, $62.6 million and $63.7 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

NOTE 6—GOODWILL, TRADENAMES, TRADEMARKS AND DOMAIN NAMES

The following sets forth the fiscal 2019 goodwill, tradenames, trademarks and domain names activity for the RH Segment and Waterworks (in thousands):

		Foreign
	February 2,	Currency	February 1,
	2019	Translation	2020
RH Segment
Goodwill	$124,379	$(12)	$124,367
Tradenames, trademarks and domain names	48,563	—	48,563

Waterworks
Tradename (1)	37,459	—	37,459
(1)	Presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

The following sets forth the fiscal 2018 goodwill, tradenames, trademarks and domain names activity for the RH Segment and Waterworks (in thousands):

			Foreign
	February 3,		Currency	February 2,
	2018	Impairment (1)	Translation	2019
RH Segment
Goodwill	$124,448	$—	$(69)	$124,379
Tradenames, trademarks and domain names	48,563	—	—	48,563

Waterworks
Goodwill (2)	17,445	(17,445)	—	—
Tradename (3)	52,100	(14,641)	—	37,459
(1)	Refer to “Impairment” within Note 3—Significant Accounting Policies.
(2)	Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of February 2, 2019, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(3)	Presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	February 1,	February 2,
	2020	2019
Accounts payable	$180,714	$183,039
Accrued compensation	64,659	64,192
Accrued freight and duty	25,170	20,787
Accrued sales taxes	19,618	18,354
Accrued occupancy	12,067	10,839
Accrued catalog costs	8,267	10,276
Accrued professional fees	4,381	2,050
Other accrued expenses	15,433	10,960
Total accounts payable and accrued expenses	$330,309	$320,497

Other current liabilities consist of the following (in thousands):

	February 1,	February 2,
	2020	2019
Promissory notes on asset under construction	$53,000	$—
Current portion of debt	22,009	892
Allowance for sales returns	19,206	19,821
Unredeemed gift card and merchandise credit liability	16,625	17,192
Federal and state taxes payable	13,591	719
Finance lease liabilities	9,188	9,184
Product recall reserve	2,055	7,767
Other current liabilities	5,040	3,881
Provision for legal settlement (1)	—	50,000
Total other current liabilities	$140,714	$109,456
(1)	Refer to Note 18—Commitments and Contingencies.

NOTE 8—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	February 1,	February 2,
	2020	2019
Notes payable for share repurchases	$18,741	$18,741
Rollover units and profit interests (1)	3,064	2,637
Unrecognized tax benefits	3,020	2,992
Deferred contract incentive (2)	595	2,976
Other non-current obligations	3,100	5,166
Total other non-current obligations	$28,520	$32,512
(1)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 16—Stock-Based Compensation.
(2)	Represents the non-current portion of an incentive payment received in relation to a 5-year service agreement, which will be amortized over the term of the agreement.

NOTE 9—LEASES

Lease costs—net consist of the following (in thousands):

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Operating lease cost (1)(2)	$86,448	$87,742	$95,499

Finance lease costs
Amortization of leased assets (1)	36,991	28,848	19,542
Interest on lease liabilities (3)	22,608	16,785	11,154

Variable lease costs (4)	23,471	21,889	23,280
Sublease income (5)	(9,609)	(7,794)	(1,003)
Total lease costs—net	$159,909	$147,470	$148,472
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of operations based on the Company’s policy. Refer to Note 3—Significant Accounting Policies.
(2)	Includes short-term operating lease costs which are not material.
(3)	Included in interest expense—net on the consolidated statements of operations.
(4)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $14.6 million, $13.0 million and $13.8 million and charges associated with common area maintenance of $8.9 million, $8.9 million, and $9.5 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Other variable costs, such as single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in fiscal 2019, fiscal 2018, and fiscal 2017.
(5)	Included in selling, general and administrative expenses on the consolidated statements of operations.

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		February 1,	February 2,
		2020	2019
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$410,904	$440,504
Finance leases (1)(2)	Property and equipment—net	642,117	646,875
Total lease right-of-use assets		1,053,021	1,087,379

Liabilities
Current (3)
Operating leases	Operating lease liabilities	$58,924	$66,249
Finance leases	Other current liabilities	9,188	9,184
Total lease liabilities—current		68,112	75,433

Non-current
Operating leases	Non-current operating lease liabilities	$409,930	$437,557
Finance leases	Non-current finance lease liabilities	442,988	421,245
Total lease liabilities—non-current		852,918	858,802
Total lease liabilities		$921,030	$934,235
(1)	Finance lease right-of-use assets include capitalized amounts related to the Company’s completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.

(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $92.3 million and $55.5 million as of February 1, 2020 and February 2, 2019, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

The maturities of lease liabilities are as follows as of February 1, 2020 (in thousands):

Fiscal year	Operating Leases	Finance Leases	Total
2020	$75,634	$32,138	$107,772
2021	69,343	35,323	104,666
2022	60,711	35,747	96,458
2023	56,266	36,170	92,436
2024	52,424	36,660	89,084
Thereafter	246,482	568,856	815,338
Total lease payments (1)	560,860	744,894	1,305,754
Less—imputed interest (2)	(92,006)	(292,718)	(384,724)
Present value of lease liabilities (3)	$468,854	$452,176	$921,030
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $360.9 million of legally binding payments under the noncancellable term for leases signed but not yet commenced as of February 1, 2020.
(2)	Calculated using the incremental borrowing rate for each lease at lease commencement.
(3)	Excludes future commitments under short-term lease agreements of $0.9 million as of February 1, 2020.

Supplemental information related to leases consists of the following:

	February 1,	February 2,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	8.9	9.2
Finance leases	18.6	19.6

Weighted-average discount rate
Operating leases	3.82%	3.78%
Finance leases	5.25%	5.28%

Other information related to leases consists of the following (in thousands):

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(95,329)	$(91,965)	$(95,279)
Operating cash flows from finance leases	(25,260)	(16,785)	(11,154)
Financing cash flows from finance leases	(9,682)	(6,885)	(6,105)
Total cash outflows from leases	$(130,271)	$(115,635)	$(112,538)

Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Finance leases	$34,063	$174,977	$26,770
Operating leases	42,122	33,790	33,710

Asset Held for Sale and Sale-Leaseback Transaction

During the fourth quarter of fiscal 2018, the Company committed to a plan to sell the Yountville Design Gallery, which resulted in a reclassification of such Gallery from property and equipment—net to assets held for sale on the consolidated balance sheets as of February 2, 2019. The Company performed an assessment and determined that based on management’s best estimate of the fair value of such Gallery as of February 2, 2019, it had an impairment of $8.5 million in fiscal 2018 in the RH Segment. In October 2019, the Company executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $23.5 million, which qualified for sale-leaseback accounting in accordance with ASC 842. Concurrently with the sale, the Company entered into an operating leaseback arrangement with an initial lease term of 15 years and renewal options for up to an additional 30 years. The Company recognized a gain related to the execution of the sale transaction of $1.2 million in fiscal 2019, which was recorded in selling, general and administrative expenses on the consolidated statements of operations.

NOTE 10—CONVERTIBLE SENIOR NOTES

$350 million 0.00% Convertible Senior Notes due 2024

In September 2019, the Company issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes”). The 2024 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2024 Notes will mature on September 15, 2024, unless earlier purchased by the Company or converted. The 2024 Notes will not bear interest, except that the 2024 Notes will be subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the 2024 Notes. The 2024 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are also considered “events of default” under the 2024 Notes, which may result in the acceleration of the maturity of the 2024 Notes, as described in the indenture governing the 2024 Notes. Events of default under the indenture for the 2024 Notes include, among other things, the occurrence of an event of default by us as defined under any mortgage, indenture or instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness of the Company or any of its significant subsidiaries for money borrowed, if that event of default (i) constitutes the failure to pay when due indebtedness in the aggregate principal amount in excess of $20 million and (ii) such event of default continues for a period of 30 days after written notice is delivered to the Company by the Trustee or to the Company and the Trustee by the holders of at least 25% of the aggregate principal amount of the 2024 Notes then outstanding.

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

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 1, 2020, none of these conditions have occurred and, as a result, the 2024 Notes were not convertible as of February 1, 2020. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the consolidated balance sheets. During fiscal 2019 the Company recorded $0.2 million related to the amortization of debt issuance costs related to the 2024 Notes.

The carrying value of the 2024 Notes, excluding the discounts upon original issuance and third party offering costs, is as follows (in thousands):

February 1,
2020
Liability component
Principal	$350,000
Less: Debt discount	(81,634)
Net carrying amount	$268,366
Equity component (1)	$87,252
(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $5.6 million for the amortization of the debt discount related to the 2024 Notes during fiscal 2019.

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

$335 million 0.00% Convertible Senior Notes due 2023

In June 2018, the Company issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2023 and issued an additional $35 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering (collectively, the “2023 Notes”). The 2023 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2023 Notes will mature on June 15, 2023, unless earlier purchased by the Company or converted. The 2023 Notes will not bear interest, except that the 2023 Notes will be subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the 2023 Notes. The 2023 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are also considered “events of default” under the 2023 Notes, which may result in the acceleration of the maturity of the 2023 Notes, as described in the indenture governing the 2023 Notes. Events of default under the indenture for the 2023 Notes include, among other things, the occurrence of an event of default by us as defined under any mortgage, indenture or instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness of the Company or any of its significant subsidiaries for money borrowed, if that event of default (i) constitutes the failure to pay when due indebtedness in the aggregate principal amount in excess of $20 million and (ii) such event of default continues for a period of 30 days after written notice is delivered to the Company by the Trustee or to the Company and the Trustee by the holders of at least 25% of the aggregate principal amount of the 2023 Notes then outstanding.

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

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of February 1, 2020, none of these conditions have occurred and, as a result, the 2023 Notes were not convertible as of February 1, 2020. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the consolidated balance sheets. The Company recorded $0.9 million and $0.5 million related to the amortization of debt issuance costs in fiscal 2019 and fiscal 2018, respectively, related to the 2023 Notes.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	February 1,	February 2,
	2020	2019
Liability component
Principal	$335,000	$335,000
Less: Debt discount	(64,729)	(81,311)
Net carrying amount	$270,271	$253,689
Equity component (1)	$90,990	$90,990
(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $16.5 million and $9.7 million for the amortization of the debt discount related to the 2023 Notes during fiscal 2019 and fiscal 2018, respectively.

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

$300 million 0.00% Convertible Senior Notes due 2020

In June 2015, the Company issued in a private offering $250 million principal amount of 0.00% convertible senior notes due 2020 and, in July 2015, the Company issued an additional $50 million principal amount pursuant to the exercise of the overallotment option granted to the initial purchasers as part of its June 2015 offering (collectively, the “2020 Notes”). The 2020 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2020 Notes will mature on July 15, 2020, unless earlier purchased by the Company or converted. The 2020 Notes will not bear interest, except that the 2020 Notes will be subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the 2020 Notes. The 2020 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Certain events are also considered “events of default” under the 2020 Notes, which may result in the acceleration of the maturity of the 2020 Notes, as described in the indenture governing the 2020 Notes. Events of default under the indenture for the 2020 Notes include, among other things, the occurrence of an event of default by us as defined under any mortgage, indenture or instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness of the Company or any of its significant subsidiaries for money borrowed, if that event of default (i) constitutes the failure to pay when due indebtedness in the aggregate principal amount in excess of $20 million and (ii) such event of default continues for a period of 30 days after written notice is delivered to the Company by the Trustee or to the Company and the Trustee by the holders of at least 25% of the aggregate principal amount of the 2020 Notes then outstanding. The 2020 Notes are guaranteed by the Company’s primary operating subsidiary, Restoration Hardware, Inc., as Guarantor. The guarantee is the unsecured obligation of the Guarantor and is subordinated to the Guarantor’s obligations from time to time with respect to its Credit Agreement and ranks equal in right of payment with respect to Guarantor’s other obligations.

The initial conversion rate applicable to the 2020 Notes is 8.4656 shares of common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $118.13 per share. To the extent the stock price is less than $118.13 per share, the Company is required to settle the par value in cash, subject to the cash settlement averaging period under the indenture. To the extent the stock price is greater than $118.13 per share, the Company may settle the par value at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2020 Notes, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2020 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2020, the 2020 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied during the calendar quarter ended December 31, 2019 and, accordingly, holders may convert their 2020 Notes during the calendar quarter ending March 31, 2020. Regardless of the foregoing circumstances, on and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time. Upon conversion, the 2020 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock to the extent the Company’s stock price is greater than $118.13 per share. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000. We expect to repay the $300 million outstanding principal amount of the convertible notes in cash, whether in connection with a conversion of such notes or repayment at maturity in July 2020.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the consolidated balance sheets. The Company recorded $1.2 million, $1.1 million and $1.0 million related to the amortization of debt issuance costs in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, related to the 2020 Notes.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	February 1,	February 2,
	2020	2019
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(8,890)	(27,081)
Net carrying amount	$291,110	$272,919
Equity component (1)	$84,003	$84,003
(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $18.2 million, $17.1 million and $16.0 million for the amortization of the debt discount related to the 2020 Notes during fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

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

Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component were recorded as a contra-liability and were presented net against the convertible senior notes due 2019 balance on the consolidated balance sheets. The Company recorded $0.4 million, $0.9 million and $0.9 million related to the amortization of debt issuance costs in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, related to the 2019 Notes.

In June 2019, upon the maturity of the 2019 Notes, $350.0 million in aggregate principal amount of the 2019 Notes were settled for $349.0 million in cash and 42 shares of common stock. As a result, the Company recognized a gain on extinguishment of debt of $1.0 million during fiscal 2019.

As of February 1, 2020, the 2019 Notes are no longer outstanding. As of February 2, 2019, the carrying value of the 2019 Notes, excluding the discounts and commissions payable to the initial purchasers and third party offering costs, was as follows (in thousands):

February 2,
2019
Liability component
Principal	$350,000
Less: Debt discount	(5,854)
Net carrying amount	$344,146
Equity component (1)	$70,482
(1)	Included in additional paid-in capital on the consolidated balance sheets.

The Company recorded interest expense of $5.9 million, $15.1 million and $14.5 million for the amortization of the debt discount related to the 2019 Notes in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, the Company entered into convertible note hedge transactions whereby the Company had the option to purchase a total of approximately 3.015 million shares of its common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was approximately $73.3 million. The convertible note hedge terminated upon the maturity date of the 2019 Notes. In addition, the Company sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 3.015 million shares of the Company’s common stock at a price of $171.98 per share. The Company received $40.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants were intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions met certain accounting criteria, the convertible note hedges and warrants were recorded in stockholders’ equity (deficit), were not accounted for as derivatives and were not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

During fiscal 2019, the Company delivered approximately 167,100 shares upon exercise of the warrants under the terms of the warrant agreements. The warrants expired on December 6, 2019.

The Company recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The provision for income taxes in fiscal 2017 included $0.1 million of income tax expense as a result of the Tax Act for the provisional re-measurement of the deferred tax asset and liability related to the 2019 Notes for the reduction in the U.S. corporate income tax rate from 35% to 21%. The deferred tax liability and deferred tax assets were included in non-current deferred tax assets on the consolidated balance sheets. There is no deferred tax asset or liability remaining as of February 1, 2020 due to the maturity of the 2019 Notes.

NOTE 11—CREDIT FACILITIES

The outstanding balances under the Company’s credit facilities were as follows (in thousands):

	February 1,			February 2,
	2020			2019
	Outstanding	Unamortized Debt	Net Carrying	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount	Amount	Issuance Costs	Amount
Asset based credit facility (1)	$—	$—	$—	$57,500	$—	$57,500
Equipment promissory notes (2)	53,372	(310)	53,062	—	—	—
Total credit facilities	$53,372	$(310)	$53,062	$57,500	$—	$57,500
(1)	Deferred financing fees associated with the asset based credit facility as of February 1, 2020 and February 2, 2019 were $2.6 million and $3.4 million, respectively, and are included in other non-current assets on the consolidated balance sheets. The deferred financing fees are amortized on a straight line basis over the life of the revolving line of credit, which has a maturity date of June 28, 2022.
(2)	Represents total equipment security notes secured by certain of the Company’s property and equipment, of which $22.0 million outstanding was included in other current liabilities. The remaining $31.4 million outstanding, included in other non-current obligations on the consolidated balance sheets, has principal payments due of $23.0 million, $7.9 million and $0.5 million in fiscal 2021, fiscal 2022 and fiscal 2023, respectively.

Asset Based Credit Facility & Term Loan Facilities

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”).

On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement (the “Credit Agreement”) among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (“First Lien Administrative Agent”), which amended and restated the Original Credit Agreement. The Credit Agreement has a revolving line of credit with initial availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders, whether existing lenders or new lenders, agree to increase their credit commitments. In addition, the Credit Agreement established an $80.0 million last in, last out (“LILO”) term loan facility. The maturity date of the Credit Agreement is June 28, 2022.

In June 2018, the Company repaid the LILO term loan in full. As a result of the repayment, the Company incurred a $0.5 million loss on extinguishment of debt in fiscal 2018, which represents the acceleration of amortization of debt issuance costs. The Company did not incur any prepayment penalties upon the early extinguishment of the LILO term loan.

On June 12, 2018, Restoration Hardware, Inc. entered into a First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment (a) changed the Credit Agreement’s definition of “Eligible In-Transit Inventory” to clarify the requirements to be fulfilled by the borrowers with respect to such in-transit inventory, and (b) clarified that no Default or Event of Default was caused by any prior non-compliance with such requirements with respect to in-transit inventory. Eligible In-Transit Inventory consists of inventory being shipped from vendor locations outside of the United States. Qualifying in-transit inventory is included within the Company’s borrowing base for eligible collateral for purposes of determining the amount of borrowing available to borrowers under the Credit Agreement.

On November 23, 2018, Restoration Hardware, Inc. entered into a Consent and Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment included certain clarifying changes to among other things: (a) address the processing of payments from insurance proceeds in connection with casualty or other insured losses with respect to property or assets of a Loan Party, and (b) add an additional category of permitted restricted payment to allow the lead borrower to make annual restricted payments of up to $3 million per fiscal year to cover payments of certain administrative and other obligations of RH in the ordinary course of business.

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

The Company repaid the full amount of the FILO term loan as of February 1, 2020. As a result of the repayment, the Company incurred a $0.8 million loss on extinguishment of debt in fiscal 2019, which represents the acceleration of amortization of debt issuance costs. The Company did not incur any prepayment penalties upon the early extinguishment of the FILO term loan.

On May 31, 2019, Restoration Hardware, Inc. entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, amended the Credit Agreement to (a) extend the time to deliver monthly financial statements to the lenders for the fiscal months ending February 2019 and March 2019 until June 19, 2019, (b) remove the requirement to deliver monthly financial statements to the lenders for the last fiscal month of any fiscal quarter, and (c) waive any default or event of default under the Credit Agreement relating to the delivery of monthly financial statements or other information to lenders for the fiscal months ending February 2019 and March 2019.

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

The Credit Agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The Credit Agreement also contains various affirmative covenants, including the obligation to deliver notice to the First Lien Administrative Agent following the Company’s obtaining knowledge of any matter that has resulted or could reasonably be expected to result in a “Material Adverse Effect” (as defined in the Credit Agreement).

In addition, under the Credit Agreement, the Company is required to meet specified financial ratios in order to undertake certain actions, and the Company may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the lesser of (x) the domestic revolving commitments under the Credit Agreement and (y) the domestic revolving borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration

Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one. As of February 1, 2020, Restoration Hardware, Inc. was in compliance with all applicable financial covenants of the Credit Agreement.

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

The Credit Agreement includes customary events of default, in certain cases subject to customary periods to cure. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, terminate any existing commitments under the Credit Agreement and declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Credit Agreement to be immediately due and payable.

As of February 1, 2020, the Company had no outstanding borrowings under the revolving credit facility portion of the Credit Agreement. The availability of credit at any given time under the Credit Agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of February 1, 2020 was $321.7 million, net of $13.2 million in outstanding letters of credit.

Second Lien Credit Agreement

On April 10, 2019, Restoration Hardware, Inc., entered into a credit agreement, dated as of April 9, 2019 and effective as of April 10, 2019 (the “Second Lien Credit Agreement”), among (i) Restoration Hardware, Inc., as lead borrower, (ii) the guarantors party thereto, (iii) the lenders party thereto, each of whom were managed or advised by either Benefit Street Partners L.L.C. and its affiliated investment managers or Apollo Capital Management, L.P. and its affiliated investment managers, and (iv) BSP Agency, LLC, as administrative agent and collateral agent (the “Second Lien Administrative Agent”) with respect to a second lien term loan in an aggregate principal amount equal to $200.0 million with a maturity date of April 9, 2024 (the “Second Lien Term Loan”). The second lien term loan of $200.0 million in principal was repaid in full on September 20, 2019. As a result of the repayment, the Company incurred a $6.7 million loss on extinguishment of debt, which includes a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million.

The Second Lien Term Loan bore interest at an annual rate generally based on LIBOR plus 6.50%. This rate was a floating rate that reset periodically based upon changes in LIBOR rates during the life of the Second Lien Term Loan. At the date of the initial borrowing, the rate was set at one-month LIBOR plus 6.50%.

Intercreditor Agreement

On April 10, 2019, in connection with the Second Lien Credit Agreement, Restoration Hardware, Inc. entered into an Intercreditor Agreement (the “Intercreditor Agreement”), dated as of April 9, 2019 and effective as of April 10, 2019, with the First Lien Administrative Agent and the Second Lien Administrative Agent. The Intercreditor Agreement established various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the Credit Agreement and the Second Lien Credit Agreement without the consent of the other party. The Intercreditor Agreement is no longer in effect after repayment of the Second Lien Term Loan on September 20, 2019.

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and the Company agreed that BAL would finance certain equipment of the Company from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of February 1, 2020, the Company had $53.4 million in aggregate amounts outstanding under the equipment security notes at a weighted-average interest rate of 4.56%. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. The Company is required to make monthly installment payments under the equipment security notes.

NOTE 12—FAIR VALUE MEASUREMENTS

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

	February 1,		February 2,
	2020		2019
	Fair	Carrying	Fair	Carrying
	Value	Value (1)	Value	Value (1)
Convertible senior notes due 2019 (2)	$—	$—	$334,756	$344,146
Convertible senior notes due 2020	295,573	291,110	260,258	272,919
Convertible senior notes due 2023	272,623	270,271	230,684	253,689
Convertible senior notes due 2024	255,849	268,366	—	—
(1)	Carrying value represents the principal amount less the equity component of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes classified in stockholders’ equity (deficit), and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.
(2)	The 2019 Notes matured on June 15, 2019.

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

Fair Value Measurements—Non-Recurring

The fair value of the Waterworks reporting unit and tradename as of February 2, 2019 was determined based on unobservable (Level 3) inputs and valuation techniques, as discussed in “Impairment” within Note 3—Significant Accounting Policies. The fair value of the asset held for sale as of February 2, 2019 was determined based on an appraisal prepared using unobservable (Level 3) inputs and valuation techniques.

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

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a provisional $6.1 million increase in income tax expense for the year ended February 3, 2018 and a corresponding provisional $6.1 million decrease in net deferred tax assets as of February 3, 2018. The Company completed the accounting for re-measurement of its deferred tax assets and liabilities as of February 2, 2019, and recorded $0.5 million to income tax expense and a corresponding $0.5 million decrease in net deferred tax assets as of February 2, 2019. The cumulative impact to the Company’s provision for income tax expense in fiscal 2017 and fiscal 2018 for the re-measurement of the Company’s deferred tax assets and liabilities as result of the Tax Act was $6.6 million.

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

The following is a summary of the income before income taxes (in thousands):

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Domestic	$267,538	$157,827	$21,241
Foreign	1,644	3,137	1,292
Total income before income taxes	$269,182	$160,964	$22,533

The following is a summary of the income tax expense (benefit) (in thousands):

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Current
Federal	$45,985	$24,012	$18,593
State	10,806	6,275	2,761
Foreign	403	1,270	933
Total current tax expense	57,194	31,557	22,287
Deferred
Federal	(7,173)	(4,428)	3,692
State	(1,477)	(2,049)	(844)
Foreign	263	153	(3)
Total deferred tax expense (benefit)	(8,387)	(6,324)	2,845
Total income tax expense	$48,807	$25,233	$25,132

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Provision at federal statutory tax rate	21.0%	21.0%	33.7%
State income taxes—net of federal tax impact	2.5	1.7	4.7
Tax rate adjustments	0.2	0.1	(0.8)
Meals and entertainment	0.1	0.3	1.9
Aircraft expenses	0.1	0.1	4.8
Stock compensation—excess benefits	(6.6)	(9.9)	(27.9)
Goodwill impairment	—	1.8	23.9
Non-deductible stock-based compensation	—	—	35.7
Federal statutory tax rate change	—	—	27.4
Foreign income inclusion—transition tax	—	—	4.4
Net adjustments to tax accruals and other	—	—	1.9
Valuation allowance	—	0.3	1.5
Donation of appreciated property	—	—	(0.2)
Foreign income	—	—	(1.3)
Other permanent items	0.8	0.3	1.8
Effective tax rate	18.1%	15.7%	111.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 1,	February 2,
	2020	2019
Non-current deferred tax assets (liabilities)
Lease liabilities	$249,243	$253,826
Stock-based compensation	22,400	22,721
Accrued expenses	21,362	16,657
Merchandise inventories	8,028	14,735
Deferred lease credits	6,395	1,188
Deferred revenue	2,235	—
Net operating loss carryforwards	1,763	1,654
Convertible senior notes	717	—
Other	1,846	2,591
Non-current deferred tax assets	313,989	313,372
Valuation allowance	(1,007)	(1,623)
Net non-current deferred tax assets	$312,982	$311,749

Property and equipment	$(137,448)	$(137,240)
Lease right-of-use assets	(110,075)	(118,549)
Tradename, trademarks and intangibles	(13,026)	(12,386)
Prepaid expense and other	(4,882)	(4,209)
State benefit	(2,546)	(2,556)
Convertible senior notes	—	(1,054)
Deferred revenue	—	(152)
Non-current deferred tax liabilities	(267,977)	(276,146)
Total net non-current deferred tax assets	$45,005	$35,603

A reconciliation of the valuation allowance is as follows (in thousands):

	Year Ended
	February 1,	February 2,
	2020	2019
Balance at beginning of fiscal year	$1,623	$1,190
Net changes in deferred tax assets and liabilities	(616)	433
Balance at end of fiscal year	$1,007	$1,623

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

As of February 1, 2020 and February 2, 2019, the Company had $1.0 million and $1.6 million, respectively, in valuation allowances against deferred tax assets in certain state and foreign jurisdictions due to historical losses.

As of February 1, 2020, the Company had state net operating loss carryovers of $6.5 million and foreign net operating loss carryovers of $8.2 million. The state net operating loss carryovers will begin to expire in 2022, and the foreign net operating loss carryovers will begin to expire in 2023. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). The Company cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

A reconciliation of the exposures related to unrecognized tax benefits is as follows (in thousands):

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Balance at beginning of fiscal year	$8,459	$8,152	$2,190
Gross increases (decreases)—prior period tax positions	(2)	239	5,491
Gross increases (decreases)—current period tax positions	438	375	471
Reductions based on the lapse of the applicable statutes of limitations	(381)	(307)	—
Balance at end of fiscal year	$8,514	$8,459	$8,152

As of February 1, 2020, the Company has $8.5 million of unrecognized tax benefits, of which $7.8 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. In October 2017, the Company filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit was recorded during fiscal 2019, fiscal 2018 or fiscal 2017 given the technical nature and amount of the refund claim. An income tax benefit related to this refund claim could be recorded in a future period upon settlement with the respective taxing authority. As of February 1, 2020, the Company has $6.3 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

The Company accounts for interest and penalties related to exposures as a component of income tax expense. The Company had interest accruals of $0.5 million associated with exposures as of both February 1, 2020 and February 2, 2019, respectively.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of February 1, 2020, the Company is subject to examination by the tax authorities for fiscal 2015 through fiscal 2018. With few exceptions, as of February 1, 2020, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before fiscal 2015.

NOTE 14—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share are as follows:

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Weighted-average shares—basic	19,082,303	21,613,678	27,053,616
Effect of dilutive stock-based awards	4,554,682	4,567,303	—
Effect of dilutive convertible senior notes (1)	662,049	352,244	—
Weighted-average shares—diluted	24,299,034	26,533,225	27,053,616
(1)	The 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes have an impact on the Company’s dilutive share count beginning at stock prices of $116.09 per share, $118.13 per share, $193.65 per share and $211.40 per share, respectively. The 2019 Notes matured on June 15, 2019 and did not have an impact of the Company’s dilutive share count post-maturity.

The following number of options and restricted stock units were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Options	360,496	351,145	2,895,471
Restricted stock units	—	2,625	229,308
Total anti-dilutive stock-based awards	360,496	353,770	3,124,779

NOTE 15—SHARE REPURCHASES AND SHARE RETIREMENTS

$950 Million Share Repurchase Program

On October 10, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $700.0 million. In fiscal 2018, the Company repurchased approximately 2.0 million shares of its common stock under this share repurchase program at an average price of $122.10 per share, for an aggregate repurchase amount of approximately $250.0 million. Subsequent to the repurchases under this share repurchase program in fiscal 2018, the initial $700.0 million authorization amount was replenished by the Board of Directors on March 25, 2019 (as replenished, the $950 million Repurchase Program”). In fiscal 2019, the Company repurchased approximately 2.2 million shares of its common stock under the $950 million Repurchase Program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million. As of February 1, 2020, there was $450.0 million remaining for future share repurchases under this program.

$700 Million Share Repurchase Program

On May 2, 2017, the Company’s Board of Directors authorized a share repurchase program of up to $700 million (the “$700 Million Repurchase Program”). Under the $700 Million Repurchase Program, the Company repurchased approximately 12.4 million shares of its common stock at an average price of $56.60 per share, for an aggregate repurchase amount of approximately $700 million in fiscal 2017. As the $700 Million Repurchase Program was completed during fiscal 2017, there will be no repurchases in future periods under this repurchase authorization.

$300 Million Share Repurchase Program

On February 21, 2017, the Company’s Board of Directors authorized a share repurchase program of up to $300 million (the “$300 Million Repurchase Program”). Under the $300 Million Repurchase Program, the Company repurchased approximately 7.8 million shares of its common stock at an average price of $38.24 per share, for an aggregate repurchase amount of approximately $300 million in fiscal 2017. As the $300 Million Repurchase Program was completed during fiscal 2017, there will be no repurchases in future periods under this repurchase authorization.

Share Repurchases Under Equity Plans

As of February 1, 2020 and February 2, 2019, the aggregate unpaid principal amount of the notes payable for share repurchases was $18.7 million and $19.6 million, respectively. As of February 1, 2020, $18.7 million was included in other non-current obligations on the consolidated balance sheets. As of February 2, 2019, $0.9 million and $18.7 million were included in other current liabilities and other non-current obligations on the consolidated balance sheets, respectively. The Company recorded interest expense on the outstanding notes of $0.9 million, $1.0 million and $1.0 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Of the $18.7 million and $19.6 million notes payable for share repurchases outstanding as of February 1, 2020 and February 2, 2019, respectively, $15.5 million was due to a current board member of the Company.

Share Retirements

In fiscal 2019, the Company retired 2,170,154 shares of its common stock related to shares it had repurchased under the $950 Million Repurchase Program. As a result of this retirement, the Company reclassified a total of $250.3 million from treasury stock, of which $13.2 million was allocated to additional paid-in capital and $237.1 million was allocated to retained earnings (accumulated deficit) on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) as of February 1, 2020.

In fiscal 2018, the Company retired 22,267,711 shares of its common stock related to shares it had repurchased under the $300 Million Repurchase Program, $700 Million Repurchase Program and $950 Million Repurchase Program.

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

There was no impact on the consolidated statements of operations or cash flows related to these share retirement activities.

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

Stock-based compensation expense is included in selling, general and administrative expenses on the consolidated statements of operations. The Company recorded stock-based compensation expense of $21.8 million, $24.0 million and $50.7 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

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

As of February 2, 2019, there were a total of 1,419,552 shares issuable under the Stock Incentive Plan. On February 4, 2019, an additional 409,556 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Stock Incentive Plan to 1,829,108. Awards under the plans reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increase the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan are immediately retired and are no longer available for future issuance.

The number of shares available for future issuance under the Stock Incentive Plan as of February 1, 2020 was 1,630,107. Shares issued as a result of award exercises under the Stock Incentive Plan and Option Plan will be funded with the issuance of new shares. On February 3, 2020, an additional 384,734 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision.

2012 Stock Incentive Plan and 2012 Stock Option Plan—Stock Options

A summary of stock option activity under the Stock Incentive Plan and the Option Plan is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding—February 2, 2019	7,499,416	$54.37
Granted	534,050	110.17
Exercised	(643,090)	42.20
Cancelled	(255,641)	90.88
Outstanding—February 1, 2020	7,134,735	$58.34

The fair value of stock options issued was estimated on the date of grant using the following assumptions:

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Expected volatility	55.7%	54.7%	48.3%
Expected life (years)	7.1	6.7	9.3
Risk-free interest rate	2.3%	2.9%	2.2%
Dividend yield	—	—	—

A summary of additional information about stock options is as follows:

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Weighted-average fair value per share of stock options granted	$63.35	$69.60	$24.24
Aggregate intrinsic value of stock options exercised (in thousands)	82,718	77,311	27,362
Fair value of stock options vested (in thousands)	11,816	13,915	38,402

Information about stock options outstanding, vested or expected to vest, and exercisable as of February 1, 2020 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (in years)	Price	Options	Price
$25.39 — $45.82	1,011,010	6.08	$35.59	431,410	$34.70
$46.50 — $46.50	2,876,826	2.75	46.50	2,876,826	46.50
$47.53 — $61.30	1,294,395	6.64	52.47	1,270,635	52.38
$68.30 — $90.92	1,160,604	3.68	77.21	1,101,689	76.67
$91.67 — $212.77	781,900	8.79	110.66	53,150	107.11
$241.97 — $241.97	10,000	9.84	241.97	—	—
Total	7,134,735	4.75	$58.34	5,733,710	$53.27
Vested or expected to vest	6,819,795		$56.93

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of February 1, 2020 was $1,073.5 million, $1,035.6 million, and $891.5 million, respectively. Stock options exercisable as of February 1, 2020 had a weighted-average remaining contractual life of 4.10 years.

The Company recorded stock-based compensation expense for stock options of $14.0 million, $13.6 million and $37.5 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The fiscal 2017 expense of $37.5 million includes the $23.9 million of expense associated with the option grant to Mr. Friedman in May 2017. Refer to Chairman and Chief Executive Officer Option Grant below. As of February 1, 2020, the total unrecognized compensation expense related to unvested options was $35.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.13 years.

2012 Stock Incentive Plan—Restricted Stock Awards

The Company grants restricted stock awards, which include restricted stock and restricted stock units, to its employees and members of its Board of Directors. A summary of restricted stock award activity is as follows:

		Weighted-
		Average
		Grant Date Fair	Intrinsic
	Awards	Value	Value
Outstanding—February 2, 2019	415,469	$52.40
Granted	7,014	129.21
Released	(176,508)	59.61
Cancelled	(25,990)	53.05
Outstanding—February 1, 2020	219,985	$49.00	$45,921,869

A summary of additional information about restricted stock awards is as follows:

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Weighted-average fair value per share of awards granted	$129.21	$111.38	$55.31
Grant date fair value of awards released (in thousands)	10,522	11,477	16,839

The Company recorded stock-based compensation expense for restricted stock awards of $7.3 million, $10.0 million and $12.8 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. As of February 1, 2020, the total unrecognized compensation expense related to unvested restricted stock awards was $5.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.47 years.

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

Rollover Units

In connection with the acquisition of Waterworks, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the consolidated statements of operations. The fair value of the Appreciation Rights is determined based on an OPM. The Company did not record any expense related to the Appreciation Rights during fiscal 2019, fiscal 2018 or fiscal 2017. As of both February 1, 2020 and February 2, 2019, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the consolidated statements of operations. The fair value of the Profit Interests is determined based on an OPM. The Company recorded $0.5 million, $0.4 million and $0.4 million related to the Profit Interests in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations. As of February 1, 2020 and February 2, 2019, the liability associated with the Profit Interests was $1.6 million and $1.1 million, respectively, which is included in other non-current obligations on the consolidated balance sheets.

NOTE 17—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. The Company, at its discretion, may contribute funds to the 401(k) plan. The Company made no contributions to the 401(k) plan during fiscal 2019, fiscal 2018, or fiscal 2017.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Commitments

The Company had no material off balance sheet commitments as of February 1, 2020.

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

Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. An amended consolidated complaint was filed in June 2017 asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint asserts claims purportedly on behalf of a class of purchasers of Company common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to statements regarding the roll out of the RH Modern product line and the Company’s inventory levels. The complaint seeks class certification, monetary damages, and other appropriate relief, including an award of costs and attorneys’ fees. On March 21, 2019, the Company and the individual defendants in the case entered into a binding memorandum of understanding to settle the case. The settlement amount is $50 million, which was funded entirely by the Company’s insurance carriers. On May 6, 2019, the plaintiffs filed a motion for preliminary approval of the proposed settlement together with a settlement agreement executed by both parties. The settlement agreement was subject to customary conditions including court approval following notice to the Company’s shareholders, and a hearing at which time the court will consider the fairness, reasonableness and adequacy of the settlement. On June 21, 2019, the court issued an order preliminarily approving the settlement. The court granted final approval of the settlement on October 25, 2019.

As a result of signing the settlement agreement in fiscal 2018, the Company recorded a provision for legal settlement and unpaid legal fees for $50 million within other current liabilities on the consolidated balance sheets as of February 2, 2019. Additionally, the Company recorded a litigation insurance recovery receivable of $50 million as of February 2, 2019 within prepaid expense and other current assets on the consolidated balance sheets, which represented the estimated insurance claims proceeds from the Company’s insurance carriers.

As a result of the court approval and adjudication of the claims in fiscal 2019, as well as the Company’s insurance carriers funding the settlement amount, the Company has derecognized the provision for legal settlement and unpaid legal fees within other current liabilities and the associated litigation insurance recovery receivable on the consolidated balance sheets as of February 1, 2020, which settlement resolved all of the claims that were or could have been brought in the action.

Shareholder Derivative Lawsuit

On April 24, 2018, purported Company shareholder David Magnani filed a purported shareholder derivative suit in the United States District Court, Northern District of California, captioned Magnani v. Friedman et al. (No. 18-cv-02452). On June 29, 2018, Hosrof Izmirliyan filed a similar purported shareholder derivative complaint in the same forum, captioned Izmirliyan v. Friedman et al. (No. 18-cv-03930). On July 29, 2018, the court consolidated both derivative actions, and the consolidated action is captioned In re RH Shareholder Derivative Litigation. On August 24, 2018, plaintiffs filed an amended complaint that names RH as a nominal defendant and Gary Friedman, Karen Boone, Carlos Alberini, Keith Belling, Eri Chaya, Mark Demilio, Katie Mitic, Ali Rowghani and Leonard Schlesinger as

defendants. The allegations substantially track those in the securities class action described above. Plaintiffs bring claims against all individual defendants under Section 14(a) of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The plaintiffs also allege insider trading and misappropriation of information claims against two of the individual defendants. The amended complaint seeks monetary damages, corporate governance changes, restitution, and an award of costs and attorneys’ fees. The Company believes that plaintiffs lack standing to bring this derivative action. On September 28, 2018, the Company filed a motion to stay proceedings and a motion to dismiss the consolidated complaint. On January 23, 2019, the court granted the motion to stay the case pending resolution of the securities class action discussed above. On March 19, 2020, the parties reached an agreement in principle to settle the litigation, which agreement is subject to the finalization of a stipulation of settlement, and certain conditions, including approval by the Company’s board of directors, and approval by the Court. The settlement involves certain non-monetary terms as well as payment of the plaintiffs’ attorneys’ legal fees, which payment is expected to be funded by the Company’s insurance carriers.

NOTE 19—SEGMENT REPORTING

The Company defines reportable and operating segments on the same basis that it uses to evaluate performance internally by the CODM. The Company has determined that the Chief Executive Officer is its CODM.

The Company has two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by the Company’s customers, including sales through catalogs, websites, stores, and the commercial channel.

The Company’s two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management team and customer base, the Company has determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

The Company uses operating income to evaluate segment profitability. Operating income is defined as net income before interest expense—net, goodwill and tradename impairment, loss on extinguishment of debt—net and income tax expense.

Segment Information

The following table presents the statements of operations metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Year Ended
	February 1,			February 2,			February 3,
	2020			2019			2018
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$2,514,296	$133,141	$2,647,437	$2,375,472	$130,181	$2,505,653	$2,319,332	$120,842	$2,440,174
Gross profit	1,038,722	56,289	1,095,011	933,805	51,772	985,577	791,730	47,568	839,298
Depreciation and amortization	96,148	4,591	100,739	86,719	4,653	91,372	78,772	4,404	83,176

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	February 1,			February 2,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,367	$—	$124,367	$124,379	$—	$124,379
Tradenames, trademarks and domain names (2)	48,563	37,459	86,022	48,563	37,459	86,022
Total assets	2,301,823	143,871	2,445,694	2,273,951	149,067	2,423,018

(1)	The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of February 2, 2019, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

The Company uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) asset impairments and lease losses, (ii) severance costs associated with a reorganizations, (iii) product recall accruals and adjustments—net, (iv) asset held for sale gain (loss), (v) favorable legal settlements, net of legal expenses, (vi) disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs and adjustments associated with distribution center closures, (vii) non-cash amortization of the inventory fair value adjustment recorded in connection with the acquisition of Waterworks, (viii) a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017, (ix) the release of the remaining reserve for potential claims regarding anti-dumping duties which the Company believes have lapsed and (x) the gain on sale of building and land for one of the Company’s previously owned retail galleries. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and management reviews.

The following table presents segment operating income and income before income taxes (in thousands):

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Operating income:
RH Segment	$375,315	$288,106	$161,111
Waterworks	3,780	(922)	(1,615)
Asset impairments and lease losses	(21,899)	(7,218)	(4,417)
Reorganization related costs	(1,075)	(9,977)	(949)
Recall accrual	3,988	(1,619)	(7,707)
Asset held for sale gain (loss)	1,529	(8,497)	—
Legal settlements	1,193	5,289	—
Distribution center closures	—	(3,046)	(7,230)
Impact of inventory step-up	—	(380)	(2,527)
Executive non-cash compensation	—	—	(23,872)
Anti-dumping exposure	—	—	2,202
Gain on sale of building and land	—	—	2,119
Income from operations	362,831	261,736	117,115
Interest expense—net	87,177	67,769	56,002
Goodwill and tradename impairment	—	32,086	33,700
Loss on extinguishment of debt—net	6,472	917	4,880
Income before income taxes	$269,182	$160,964	$22,533

The Company classifies its sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Furniture	$1,794,317	$1,625,553	$1,543,404
Non-furniture	853,120	880,100	896,770
Total net revenues	$2,647,437	$2,505,653	$2,440,174

The Company is domiciled in the United States and primarily operates its retail and outlet stores in the United States. As of February 1, 2020, the Company operates 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material to the Company. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of the Company’s revenues in fiscal 2019, fiscal 2018 or fiscal 2017.

NOTE 20—SUBSEQUENT EVENT

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and globally. The COVID-19 health crisis poses significant and widespread risks to the Company’s business as well as to the business environment and the markets in which the Company operates. In response to the public health crisis posed by COVID-19, effective from March 17, 2020, the Company temporarily closed its retail locations for an indeterminate period of time. Although the Company continues to serve its customers virtually through its Gallery representatives and designers, as well as its online websites, the Company’s business operations are being substantially affected by applicable regulatory restrictions including stay-at-home requirements applicable in California where its corporate headquarters is located. The Company’s decision to reopen retail locations will be affected by a number of factors including applicable regulatory restrictions and there is substantial uncertainty regarding the manner and timing in which the Company can return some or all of its business to more normal business operations. The Company may face longer term closure requirements and other operational restrictions with respect to some or all of its physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent federal, state and local restrictions including shelter-in-place orders. Even once the Company is able to reopen closed physical locations, changes in consumer behavior and health concerns may continue to impact consumer demand for the Company’s products and customer traffic at its Galleries, restaurants and outlets and may make it more difficult to staff its business operations. As a result of these developments, the Company expects an unfavorable impact on its sales, results of operations and cash flows in fiscal 2020.

The Company has already experienced significant disruption to its business as a result of the rapid development of COVID-19 and the corresponding reduction in sales associated with its retail location closures. The Company may face longer term closure requirements with respect to some or all of its physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent federal, state and local restrictions and shelter-in-place orders. Even once the Company is able to reopen its physical locations, changes in consumer behavior and health concerns may continue to impact customer traffic at the Company’s retail locations and may make it more difficult to staff these locations. Additionally, customer purchasing patterns are influenced by economic factors including the health of the stock market and the Company has correlated previous downturns in the stock market with a reduction in consumer demands for its products. Accordingly, adverse conditions and events have occurred that will impact the Company’s operations and liquidity.

The Company has relied on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as borrowings under credit facilities as primary sources of liquidity. The current events and economic conditions are significant in relation to the Company’s ability to fund its business operations, as well as debt repayments when due, such as the $300 million convertible senior notes maturing in July 2020 and payments under equipment promissory notes. The Company expects to repay the $300 million outstanding principal amount of the convertible notes in cash, whether in connection with a conversion of such notes or repayment at maturity in July 2020.

In response to the impact of COVID-19, the Company is implementing a number of measures to minimize cash outlays, including managing workforce costs, delaying planned capital expenditures, deferring new business introductions, adjusting the timing and circulation of Source Books and minimizing discretionary expenses. The Company plans to utilize its asset based credit facility, and the Company may pursue other sources of capital that may include other forms of external financing, in order to increase its cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from COVID-19. Refer to Note 10—Convertible Senior Notes and Note 11—Credit Facilities for further information on the terms and conditions of the

Company’s outstanding debt agreements. The Company had outstanding borrowings under the Credit Agreement of $35.0 million as of March 27, 2020 and the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement was $307.9 million, net of $13.2 million in outstanding letters of credit. The Company believes that these actions mitigate risks arising from COVID-19 and will be sufficient to repay the Company’s debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

NOTE 21—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2019 and fiscal 2018 are set forth below (in thousands, except share and per share amounts):

	Three Months Ended
	May 4,	August 3,	November 2,	February 1,
Fiscal 2019	2019	2019	2019	2020
Net revenues	$598,421	$706,514	$677,526	$664,976
Gross profit	232,814	294,958	284,166	283,073
Net income	35,722	63,757	52,463	68,433
Weighted-average shares used in computing basic net income per share	19,976,858	18,465,876	18,765,769	19,120,709
Basic net income per share	$1.79	$3.45	$2.80	$3.58
Weighted-average shares used in computing diluted net income per share	24,933,987	22,324,112	24,170,172	25,767,864
Diluted net income per share	$1.43	$2.86	$2.17	$2.66

	Three Months Ended
	May 5,	August 4,	November 3,	February 2,
Fiscal 2018	2018	2018	2018	2019
Net revenues	$557,406	$640,798	$636,558	$670,891
Gross profit	209,333	268,344	250,021	257,879
Net income	25,461	62,906	20,114	27,250
Weighted-average shares used in computing basic net income per share	21,545,025	21,925,702	22,082,141	20,901,841
Basic net income per share	$1.18	$2.87	$0.91	$1.30
Weighted-average shares used in computing diluted net income per share	25,230,228	27,496,561	27,703,319	25,702,791
Diluted net income per share	$1.01	$2.29	$0.73	$1.06

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of February 1, 2020 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of February 1, 2020. The effectiveness of the Company’s internal control over financial reporting as of February 1, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Item 14.      Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
●	Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019
●	Consolidated Statements of Operations for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018
●	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018
●	Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018
●	Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018
●	Notes to the Consolidated Financial Statements
2.	Financial Statement Schedules

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

Item 16.      Form 10-K Summary

The Company has elected not to include summary information.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of RH.	10-K	001-35720	March 29, 2017	3.1

3.2	Amended and Restated Bylaws of RH.	8-K	001-35720	March 3, 2017	3.1

4.1	Description of Securities of Registrant.					X

4.2	Form of RH Common Stock Certificate.	10-K	001-35720	March 29, 2017	4.1

4.3	Indenture dated June 24, 2014, between Restoration Hardware Holdings, Inc. and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2019.	8-K	001-35720	June 24, 2014	4.1

4.4	Indenture dated June 23, 2015, between Restoration Hardware Holdings, Inc., the Guarantor and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2020.	8-K	001-35720	June 24, 2015	4.1

4.5	Indenture dated June 18, 2018, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2023.	8-K	001-35720	June 19, 2018	4.1

4.6	First Supplemental Indenture dated as of August 31, 2018, between RH and U.S. Bank National Association, as Trustee, relating to the 0.00% Convertible Senior Note due 2023.	10-Q	001-35720	September 5, 2018	4.2

4.7	Indenture dated September 17, 2019, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2024.	8-K	001-35720	September 18, 2019	4.1

10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4

10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1

10.3*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2

10.4*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3

10.5*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4

10.6*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.7*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17

10.8*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman.	8-K	001-35720	May 3, 2017	10.1

10.9*	Cash Incentive Bonus Plan.	10-Q	001-35720	September 9, 2017	10.2

10.10*	Form of Compensation Protection Agreement for Section 16 Presidents.	10-K	001-35720	March 29, 2018	10.11

10.11	Form of Base Convertible Bond Hedge Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2015	10.1

10.12	Form of Base Warrant Confirmation, dated June 18, 2015, between Restoration Hardware Holdings, Inc. and each of the Counterparties.	8-K	001-35720	June 24, 2015	10.2

10.13	Form of Base Convertible Bond Hedge Confirmation, dated June 13, 2018, between RH and each of the counterparties thereto.	8-K	001-35720	June 19, 2018	10.1

10.14	Form of Base Warrant Confirmation, dated June 13, 2018, between RH and each of the counterparties thereto.	8-K	001-35720	June 19, 2018	10.2

10.15	Form of Base Convertible Bond Hedge Confirmation, dated September 12, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.1

10.16	Form of Base Warrant Confirmation, dated September 12, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.2

10.17	Form of Additional Convertible Bond Hedge Confirmation, dated September 13, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.3

10.18	Form of Additional Warrant Confirmation, dated September 13, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.4

10.19	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary G. Friedman.	10-K	001-35720	March 30, 2016	10.13

10.20	Eleventh Amended and Restated Credit Agreement dated as of June 28, 2017 among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named	8-K	001-35720	July 3, 2017	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
	therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.21	First Amendment to Eleventh Amended and Restated Credit Agreement, dated June 12, 2018, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	10-Q	001-35720	June 12, 2018	10.1

10.22	Consent and Second Amendment to Eleventh Amended and Restated Credit Agreement, dated November 23, 2018, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	November 23, 2018	10.1

10.23	Third Amendment to Eleventh Amended and Restated Credit Agreement, dated April 4, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	April 5, 2019	10.1

10.24	Credit Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association as administrative agent and collateral agent.	8-K	001-35720	July 13, 2017	10.1

10.25	Credit Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and BSP Agency, LLC, as administrative agent and collateral agent.	8-K	001-35720	April 16, 2019	10.1

10.26	Intercreditor Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., Bank of America, N.A. and BSP Agency, LLC.	8-K	001-35720	April 16, 2019	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
21.1	Subsidiary List	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X

24.1	Power of Attorney (included on signature page)	—	—	—	—	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document––the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	Inline XBRL Extension Definition	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

	By:	/s/ Gary Friedman
Gary Friedman
Chairman of the Board of Directors and Chief Executive Officer

Date: March 30, 2020

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gary Friedman and Jack Preston, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30th, 2020.

/s/ Gary Friedman	/s/ Jack Preston
Gary Friedman	Jack Preston
Chairman of the Board of Directors and Chief Executive Officer	Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

/s/ Glenda Citragno	/s/ Carlos Alberini
Glenda Citragno	Carlos Alberini
SVP, Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ Keith Belling	/s/ Eri Chaya
Keith Belling	Eri Chaya
Director	Director

/s/ Mark Demilio	/s/ Hilary Krane
Mark Demilio	Hilary Krane
Director	Director

/s/ Katie Mitic	/s/ Ali Rowghani
Katie Mitic	Ali Rowghani
Director	Director
/s/ Leonard Schlesinger
Leonard Schlesinger
Director