Form 10-Q
period 2020-05-02
RH
filed 2020-06-05
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

As of May 29, 2020, 19,290,966 shares of the registrant’s common stock were outstanding.

RH

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	May 2,	February 1,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$17,208	$47,658
Accounts receivable—net	49,099	48,979
Merchandise inventories	494,260	438,696
Prepaid expense and other current assets	65,154	61,619
Total current assets	625,721	596,952
Property and equipment—net	953,738	967,599
Operating lease right-of-use assets	392,934	410,904
Goodwill	124,290	124,367
Tradenames, trademarks and domain names	65,563	86,022
Deferred tax assets	38,875	45,005
Other non-current assets	228,772	214,845
Total assets	$2,429,893	$2,445,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$284,980	$330,309
Deferred revenue and customer deposits	189,048	162,433
Convertible senior notes due 2020—net	295,574	290,532
Operating lease liabilities	61,997	58,924
Other current liabilities	137,336	140,714
Total current liabilities	968,935	982,912
Asset based credit facility	10,000	—
Equipment promissory notes—net	28,475	31,053
Convertible senior notes due 2023—net	271,211	266,658
Convertible senior notes due 2024—net	269,012	264,982
Non-current operating lease liabilities	395,641	409,930
Non-current finance lease liabilities	439,470	442,988
Other non-current obligations	28,017	28,520
Total liabilities	2,410,761	2,427,043
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of May 2, 2020 and February 1, 2020	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 19,264,727 shares issued and 19,264,127 shares outstanding as of May 2, 2020; 19,236,681 shares issued and outstanding as of February 1, 2020	2	2
Additional paid-in capital	436,799	430,662
Accumulated other comprehensive loss	(5,132)	(2,760)
Accumulated deficit	(412,465)	(409,253)
Treasury stock—at cost, 600 shares as of May 2, 2020 and no shares as of February 1, 2020	(72)	—
Total stockholders’ equity	19,132	18,651
Total liabilities and stockholders’ equity	$2,429,893	$2,445,694

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	May 2,	May 4,
	2020	2019
Net revenues	$482,895	$598,421
Cost of goods sold	283,241	365,607
Gross profit	199,654	232,814
Selling, general and administrative expenses	164,201	164,181
Income from operations	35,453	68,633
Other expenses
Interest expense—net	19,629	21,118
Tradename impairment	20,459	—
Total other expenses	40,088	21,118
Income (loss) before income taxes	(4,635)	47,515
Income tax expense (benefit)	(1,423)	11,793
Net income (loss)	$(3,212)	$35,722
Weighted-average shares used in computing basic net income (loss) per share	19,242,641	19,976,858
Basic net income (loss) per share	$(0.17)	$1.79
Weighted-average shares used in computing diluted net income (loss) per share	19,242,641	24,933,987
Diluted net income (loss) per share	$(0.17)	$1.43

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	May 2,	May 4,
	2020	2019
Net income (loss)	$(3,212)	$35,722
Net losses from foreign currency translation	(2,372)	(937)
Total comprehensive income (loss)	$(5,584)	$34,785

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—February 2, 2019	20,477,813	$2	$356,422	$(2,333)	$(392,538)	2,800	$(243)	$(38,690)
Stock-based compensation	—	—	5,588	—	—	—	—	5,588
Vested and delivered restricted stock units	21,241	—	(250)	—	—	—	—	(250)
Exercise of stock options	26,158	—	1,226	—	—	—	—	1,226
Repurchases of common stock	(2,167,396)	—	—	—	—	2,167,396	(250,032)	(250,032)
Net income	—	—	—	—	35,722	—	—	35,722
Net losses from foreign currency translation	—	—	—	(937)	—	—	—	(937)
Balances—May 4, 2019	18,357,816	$2	$362,986	$(3,270)	$(356,816)	2,170,196	$(250,275)	$(247,373)

Balances—February 1, 2020	19,236,681	$2	$430,662	$(2,760)	$(409,253)	—	$—	$18,651
Stock-based compensation	—	—	5,721	—	—	—	—	5,721
Vested and delivered restricted stock units	10,286	—	(381)	—	—	—	—	(381)
Exercise of stock options	17,760	—	797	—	—	—	—	797
Repurchases of common stock	(600)	—	—	—	—	600	(72)	(72)
Net loss	—	—	—	—	(3,212)	—	—	(3,212)
Net losses from foreign currency translation	—	—	—	(2,372)	—	—	—	(2,372)
Balances—May 2, 2020	19,264,127	$2	$436,799	$(5,132)	$(412,465)	600	$(72)	$19,132

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 2,	May 4,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,212)	$35,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,870	27,189
Non-cash operating lease cost	15,907	16,279
Tradename impairment	20,459	—
Asset impairments	4,783	—
Amortization of debt discount	12,916	12,377
Stock-based compensation expense	5,828	5,695
Non-cash finance lease interest expense	5,781	5,514
Product recalls	—	(1,786)
Other non-cash interest expense	1,145	1,089
Change in assets and liabilities:
Accounts receivable	1,554	(7,218)
Merchandise inventories	(55,837)	1,653
Prepaid expense and other assets	(8,324)	(17,846)
Landlord assets under construction—net of tenant allowances	(7,600)	(4,542)
Accounts payable and accrued expenses	(52,989)	(38,595)
Deferred revenue and customer deposits	26,679	21,641
Other current liabilities	4,696	15,231
Current and non-current operating lease liabilities	(7,065)	(27,131)
Other non-current obligations	(6,459)	(6,448)
Net cash provided by (used in) operating activities	(16,868)	38,824
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,632)	(7,916)
Net cash used in investing activities	(16,632)	(7,916)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	71,100	94,000
Repayments under asset based credit facility	(61,100)	(151,500)
Borrowings under term loans	—	320,000
Borrowings under promissory and equipment security notes	—	60,000
Repayments under promissory and equipment security notes	(5,166)	(983)
Debt issuance costs	—	(4,499)
Principal payments under finance leases	(2,068)	(2,129)
Repurchases of common stock—including commissions	—	(250,032)
Proceeds from exercise of stock options	797	1,226
Tax withholdings related to issuance of stock-based awards	(381)	(250)
Net cash provided by financing activities	3,182	65,833
Effects of foreign currency exchange rate translation	(132)	6
Net increase (decrease) in cash and cash equivalents and restricted cash	(30,450)	96,747
Cash, cash equivalents and restricted cash
Beginning of period—cash and cash equivalents	$47,658	$5,803

End of period—cash and cash equivalents	17,208	37,550
End of period—restricted cash	—	65,000
End of period—cash, cash equivalents and restricted cash	$17,208	$102,550

Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$2,935	$8,529
Landlord asset additions in accounts payable and accrued expenses at period-end	23,489	19,481
Landlord asset additions from unpaid construction related deposits	195	2,056
Issuance of non-current notes payable related to share repurchases from former employees	72	—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

RH, a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is a luxury home furnishings retailer that offers a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. These products are sold through our stores, catalogs and websites.

As of May 2, 2020, we operated a total of 69 RH Galleries and 38 RH outlet stores in 31 states, the District of Columbia and Canada, as well as 15 Waterworks showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of May 2, 2020, and the results of operations for the three months ended May 2, 2020 and May 4, 2019. Our current fiscal year, which consists of 52 weeks, ends on January 30, 2021 (“fiscal 2020”).

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, intangible and other long-lived assets. Our current assessment of these estimates are included in our condensed consolidated financial statements as of and for the three months ended May 2, 2020. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the “2019 Form 10-K”).

The results of operations for the three months ended May 2, 2020 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the novel coronavirus disease as discussed in Recent Developments—COVID-19 below.

Recent Developments—COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic. The initial wave of the COVID-19 outbreak caused disruption to our business operations, as we temporarily closed all of our retail locations on March 17, 2020 in response to the public health crisis. While our retail locations were substantially closed at the end of the first fiscal quarter on May 2, 2020, since that date we have been able to reopen a large number of our stores based on local market circumstances including the gradual lifting of restrictions on business operations, including shelter-in-place rules. During the time that our Gallery locations were closed, we continued to serve our customers in those market areas virtually through our Gallery representatives and designers, as well as our online capabilities.

As of June 3, 2020, we had reopened 74% of our Gallery locations, 68% of our Outlets and 50% of our Restaurants, and are moving toward the expected complete reopening of our retail locations in the U.S. and Canada based on local conditions and requirements. While we have continued to serve our customers and operate our business through the initial phase of the COVID-19 health crisis and retail closures in the U.S. and Canada, there can be no assurance that future events including additional waves of COVID-19 outbreaks, evolving federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, or other similar issues will not adversely affect our business, results of operations or financial condition in the future, or that the pace of economic activity in the wake of the first wave of COVID-19 outbreaks will not have a negative impact on our business, results of operations or financial condition. The extent and duration of the crisis remains uncertain, and the results of the fiscal year ending January 30, 2021 could be further impacted in future periods, through reduced revenues, increased receivable and merchandise inventory reserves, asset impairments, valuation allowances and potential declines in liquidity.

We have historically relied on cash flows from operations, net cash proceeds from the issuance of convertible senior notes, as well as borrowings under credit facilities as primary sources of liquidity. When our retail locations were closed as a result of the COVID-19 outbreak, we took immediate action to assure that our liquidity needs would not be materially affected, including our ability to fund our business operations, as well as to make debt repayments when due, such as the $300 million convertible senior notes maturing in July 2020 (the “2020 Notes”) and payments under equipment promissory notes. In response to the initial impact of COVID-19, we implemented a number of measures to minimize cash outlays, including managing workforce costs, delaying planned capital expenditures, deferring new business introductions, adjusting the timing and circulation of Source Books and minimizing discretionary expenses. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may further adjust our investments in various business initiatives including our capital expenditures over the course of fiscal 2020. We will continue to closely manage our expenses and investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to COVID-19.

We have utilized, and expect to continue to utilize, our asset based credit facility, and we may pursue other sources of capital that may include other forms of external financing, in order to increase our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from COVID-19. Refer to Note 8—Convertible Senior Notes and Note 9—Credit Facilities for further information on the terms and conditions of our outstanding debt agreements. We had no outstanding borrowings under our asset based credit facility as of May 29, 2020 and the amount under the revolving line of credit borrowing base that could be available pursuant to the asset based credit facility was $170.4 million, net of reserves for the repayment of the 2020 Notes and outstanding letters of credit. We believe our operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Cloud Computing

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amends Accounting Standards Update 2015-05—Customers Accounting for Fees in a Cloud Computing Agreement. The amendments in this ASU more closely align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).

We adopted the ASU as of February 2, 2020 using a prospective method. We capitalize implementation costs related to hosted arrangements, which typically include three-year service terms with additional renewal periods generally ranging from one to three years. The related assets are recorded within other non-current assets on our condensed consolidated balance sheets, net of accumulated amortization for assets placed in service. The amortization of assets placed in service is recorded in either cost of goods sold or selling, general and administrative expenses, consistent with the costs of the hosting arrangement, on the condensed consolidated statements of operations on a straight-line basis over the term of the hosting arrangement, which includes reasonably certain renewal periods. The adoption of the ASU did not have a material effect on our condensed consolidated financial statements. Refer to Note 3—Prepaid Expense and Other Assets.

Current Expected Credit Losses

In June 2016, the FASB issued Accounting Standards Update 2016-13—Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance through ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, the “ASUs”). The ASUs amend the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology to result in more timely recognition of losses. The guidance in the ASUs applies to financial assets measured at amortized cost basis, such as receivables that result from revenue transactions.

Accounts receivable consist primarily of receivables from our credit card processors for sales transactions, receivables related to our contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for doubtful accounts as a result of the assessment of the collectability of customer accounts, which is recorded by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $3.2 million and $2.2 million as of May 2, 2020 and February 1, 2020, respectively.

We adopted the ASUs as of February 2, 2020 using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings. We did not recognize a cumulative-effect adjustment upon adoption as the adoption of the ASUs did not have a material effect on our condensed consolidated financial statements.

Income Taxes

In December 2019, the FASB issued Accounting Standards Update 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We will adopt this standard in the first fiscal quarter of 2021 and are currently evaluating the effects that the adoption of this ASU will have on our consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	May 2,	February 1,
	2020	2020
Prepaid expense and other current assets	$34,118	$30,875
Capitalized catalog costs	14,616	13,740
Vendor deposits	11,187	11,258
Right of return asset for merchandise	5,233	5,746
Total prepaid expense and other current assets	$65,154	$61,619

Other non-current assets consist of the following (in thousands):

	May 2,	February 1,
	2020	2020
Landlord assets under construction	$148,487	$138,315
Deposits on asset under construction	60,000	60,000
Promissory note receivable, including interest	5,417	5,354
Other deposits	5,258	5,157
Deferred financing fees	2,332	2,602
Other non-current assets	7,278	3,417
Total other non-current assets	$228,772	$214,845

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND DOMAIN NAMES

The following sets forth the goodwill, tradenames, trademarks and domain names activity for the RH Segment and Waterworks (See Note 16—Segment Reporting), for the three months ended May 2, 2020 (in thousands):

			Foreign
	February 1,		Currency	May 2,
	2020	Impairment (1)	Translation	2020
RH Segment
Goodwill	$124,367	$—	$(77)	$124,290
Tradenames, trademarks and domain names	48,563	—	—	48,563

Waterworks (1)
Tradename (2)	37,459	(20,459)	—	17,000
(1)	Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million of impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	Presented net of an impairment charge of $35.1 million, with $20.5 million recorded in the three months ended May 2, 2020 and $14.6 million recorded in fiscal 2018. Refer to “Waterworks Tradename Impairment” below for further discussion regarding the fiscal 2020 impairment.

Waterworks Tradename Impairment

During the first fiscal quarter of 2020, as a result of the COVID-19 health crisis and related Showroom closures and slowdown in construction activity, management updated the long-term financial projections for the Waterworks reporting unit which resulted in a significant decrease in forecasted revenues and profitability. We performed an interim impairment test on the Waterworks tradename and the estimated future cash flows of the Waterworks reporting unit indicated the fair value of the tradename asset was below its carrying amount. We determined fair value utilizing a discounted cash flow methodology under the relief-from-royalty method. Significant assumptions under this method include forecasted net revenues and the estimated royalty rate, expressed as a percentage of revenues, in addition to the discount rate based on the weighted-average cost of capital. Based on the impairment test performed, we concluded that the Waterworks reporting unit tradename was impaired as of May 2, 2020.

As a result, we recognized a $20.5 million non-cash impairment charge for the Waterworks reporting unit tradename during the three months ended May 2, 2020, and the carrying value of the Waterworks indefinite-lived tradename asset after the impairment charge was $17.0 million.

NOTE 5—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	May 2,	February 1,
	2020	2020
Accounts payable	$151,890	$180,714
Accrued compensation	61,950	64,659
Accrued freight and duty	18,260	25,170
Accrued sales taxes	16,792	19,618
Accrued occupancy	9,266	12,067
Accrued catalog costs	6,250	8,267
Accrued professional fees	5,187	4,381
Other accrued expenses	15,385	15,433
Total accounts payable and accrued expenses	$284,980	$330,309

Other current liabilities consist of the following (in thousands):

	May 2,	February 1,
	2020	2020
Promissory notes on asset under construction	$53,000	$53,000
Unredeemed gift card and merchandise credit liability	21,877	16,625
Current portion of equipment promissory notes	19,587	22,009
Allowance for sales returns	17,962	19,206
Finance lease liabilities	11,752	9,188
Federal and state taxes payable	6,048	13,591
Product recall reserve	1,819	2,055
Other current liabilities	5,291	5,040
Total other current liabilities	$137,336	$140,714

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue, customer deposits and deferred membership fees as of May 2, 2020 will be recognized within the next six months as the performance obligations are satisfied.

In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards and merchandise credits. During the three months ended May 2, 2020 and May 4, 2019, we recorded $4.1 million and $4.7 million, respectively, of revenue for previous deferrals related to our gift cards and merchandise credits. During the three months ended May 2, 2020 and May 4, 2019, we recorded gift card breakage of $0.6 million and $0.4 million, respectively. We expect that approximately 70% of the remaining gift card and merchandise credit liabilities as of May 2, 2020 will be recognized within the next twelve months as the gift cards are redeemed by customers.

NOTE 6—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	May 2,	February 1,
	2020	2020
Notes payable for share repurchases	$18,813	$18,741
Rollover units and profit interests (1)	3,170	3,064
Unrecognized tax benefits	3,063	3,020
Other non-current obligations	2,971	3,695
Total other non-current obligations	$28,017	$28,520
(1)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 14—Stock-Based Compensation.

.

NOTE 7—LEASES

Lease costs—net consist of the following (in thousands):

	Three Months Ended
	May 2,	May 4,
	2020	2019
Operating lease cost (1)	$20,726	$19,117

Finance lease costs
Amortization of leased assets (1)	9,588	8,852
Interest on lease liabilities (2)	5,781	5,514

Variable lease costs (3)	3,560	5,607
Sublease income (4)	(2,575)	(3,282)
Total lease costs—net	$37,080	$35,808
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of operations based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2019 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of operations.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $2.0 million and $3.3 million for the three months ended May 2, 2020 and May 4, 2019, respectively. Other variable costs, such as single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material for the three months ended May 2, 2020 and May 4, 2019.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		May 2,	February 1,
		2020	2020
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$392,934	$410,904
Finance leases (1)(2)	Property and equipment—net	630,781	642,117
Total lease right-of-use assets		$1,023,715	$1,053,021

Liabilities
Current (3)
Operating leases	Operating lease liabilities	$61,997	$58,924
Finance leases	Other current liabilities	11,752	9,188
Total lease liabilities—current		73,749	68,112

Non-current
Operating leases	Non-current operating lease liabilities	395,641	409,930
Finance leases	Non-current finance lease liabilities	439,470	442,988
Total lease liabilities—non-current		835,111	852,918
Total lease liabilities		$908,860	$921,030
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $101.7 million and $92.3 million as of May 2, 2020 and February 1, 2020, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

The maturities of lease liabilities are as follows as of May 2, 2020 (in thousands):

Fiscal year	Operating Leases	Finance Leases	Total
Remainder of fiscal 2020	$59,698	$25,738	$85,436
2021	69,968	35,311	105,279
2022	60,642	35,729	96,371
2023	56,210	36,143	92,353
2024	52,407	36,630	89,037
2025	52,396	37,791	90,187
Thereafter	193,769	530,520	724,289
Total lease payments (1)(2)	545,090	737,862	1,282,952
Less—imputed interest (3)	(87,452)	(286,640)	(374,092)
Present value of lease liabilities	$457,638	$451,222	$908,860
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $381.9 million of legally binding payments under the noncancellable term for leases signed but not yet commenced as of May 2, 2020.
(2)	Excludes future commitments under short-term lease agreements of $0.5 million as of May 2, 2020.
(3)	Calculated using the incremental borrowing rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	Three Months Ended
	May 2,	May 4,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	8.7	9.1
Finance leases	18.4	19.1

Weighted-average discount rate
Operating leases	3.82%	3.80%
Finance leases	5.25%	5.26%

Other information related to leases consists of the following (in thousands):

	Three Months Ended
	May 2,	May 4,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(10,786)	$(31,780)
Operating cash flows from finance leases	(2,437)	(5,514)
Financing cash flows from finance leases	(2,068)	(2,129)
Total cash outflows from leases	$(15,291)	$(39,423)

Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$1,198	$8,173
Finance leases	58	17,984

Long-lived Asset Impairment

During the three months ended May 2, 2020, we recognized long-lived asset impairment charges of $3.5 million related to one RH Baby & Child Gallery and one Waterworks showroom, comprised of lease right-of-use asset impairment of $2.0 million and property and equipment impairment of $1.5 million.

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

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 2, 2020, none of these conditions have occurred and, as a result, the 2024 Notes were not convertible as of May 2, 2020. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the condensed consolidated balance sheets. During the three months ended May 2, 2020 we recorded $0.2 million related to the amortization of debt issuance costs related to the 2024 Notes.

The carrying value of the 2024 Notes, excluding the discounts upon original issuance and third party offering costs, is as follows (in thousands):

	May 2,	February 1,
	2020	2020
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(77,764)	(81,634)
Net carrying amount	$272,236	$268,366
Equity component (1)	$87,252	$87,252
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $3.9 million for the amortization of the debt discount related to the 2024 Notes during the three months ended May 2, 2020.

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

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of May 2, 2020, none of these conditions have occurred and, as a result, the 2023 Notes were not convertible as of May 2, 2020. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During both the three months ended May 2, 2020 and May 4, 2019, we recorded $0.2 million related to the amortization of debt issuance costs.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	May 2,	February 1,
	2020	2020
Liability component
Principal	$335,000	$335,000
Less: Debt discount	(60,417)	(64,729)
Net carrying amount	$274,583	$270,271
Equity component (1)	$90,990	$90,990
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $4.3 million and $4.1 million for the amortization of the debt discount related to the 2023 Notes during the three months ended May 2, 2020 and May 4, 2019, respectively.

2023 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2023 Notes and exercise of the overallotment option in June 2018, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 1.730 million shares of our common stock at a price of approximately $193.65 per share. The total cost of the convertible note hedge transactions was approximately $91.9 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 1.730 million shares of our common stock at a price of $309.84 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 3.5 million shares of common stock (which cap may also be subject to adjustment). We received approximately $51.0 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

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

The initial conversion rate applicable to the 2020 Notes is 8.4656 shares of common stock per $1,000 principal amount of 2020 Notes, which is equivalent to an initial conversion price of approximately $118.13 per share. To the extent the stock price is less than $118.13 per share, we are required to settle the par value in cash, subject to the cash settlement averaging period under the indenture. To the extent the stock price is greater than $118.13 per share, we may settle the par value at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2020 Notes, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2020 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2020, the 2020 Notes were convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied during the calendar quarter ended December 31, 2019 and, accordingly, holders were eligible to convert their 2020 Notes during the calendar quarter ending March 31, 2020. In addition, on and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time. Upon conversion, the 2020 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock to the extent our stock price is greater than $118.13 per share. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000. We expect to repay the $300 million outstanding principal amount of the convertible notes in cash, whether in connection with a conversion of such notes or repayment at maturity in July 2020.

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

Discounts and third party offering costs attributable to the liability component were recorded as a contra-liability and are presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During both the three months ended May 2, 2020 and May 4, 2019, we recorded $0.3 million related to the amortization of debt issuance costs.

The carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	May 2,	February 1,
	2020	2020
Liability component
Principal	$300,000	$300,000
Less: Debt discount	(4,156)	(8,890)
Net carrying amount	$295,844	$291,110
Equity component (1)	$84,003	$84,003
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $4.7 million and $4.4 million for the amortization of the debt discount related to the 2020 Notes during the three months ended May 2, 2020 and May 4, 2019, respectively.

In May 2020, we paid $9.2 million in cash to settle $9.4 million in aggregate principal amount of 2020 Notes converted at the option of the noteholders. In settlement, such noteholders also received approximately 15,000 shares of common stock. We did not issue any shares of our common stock on a net basis in respect of such settlement of the 2020 Notes as a result of our exercise of the convertible bond hedge we purchased concurrently with the issuance of the 2020 Notes, as described below.

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

NOTE 9—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows (in thousands):

	May 2,			February 1,
	2020			2020
	Outstanding	Unamortized Debt	Net Carrying	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount	Amount	Issuance Costs	Amount
Asset based credit facility (1)	$10,000	$—	$10,000	$—	$—	$—
Equipment promissory notes (2)	48,337	(275)	48,062	53,372	(310)	53,062
Total credit facilities	$58,337	$(275)	$58,062	$53,372	$(310)	$53,062
(1)	Deferred financing fees associated with the asset based credit facility as of May 2, 2020 and February 1, 2020 were $2.3 million and $2.6 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of June 28, 2022.
(2)	Represents total equipment security notes secured by certain of our property and equipment, of which $19.6 million outstanding was included in other current liabilities on the condensed consolidated balance sheets. The remaining $28.7 million outstanding, included in other non-current obligations on the condensed consolidated balance sheets, has principal payments due of $16.2 million, $11.4 million and $1.1 million in fiscal 2021, fiscal 2022 and fiscal 2023, respectively.

Asset Based Credit Facility

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”).

On June 28, 2017, Restoration Hardware, Inc. entered into an eleventh amended and restated credit agreement (as amended, the “Credit Agreement”) among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., various subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (“First Lien Administrative Agent”), which amended and restated the Original Credit Agreement. The Credit Agreement has a revolving line of credit with initial availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $200.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $800.0 million if and to the extent the lenders, whether existing lenders or new lenders, agree to increase their credit commitments. In addition, the Credit Agreement established an $80.0 million last in, last out (“LILO”) term loan facility. The maturity date of the Credit Agreement is June 28, 2022.

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

We repaid the full amount of the FILO term loan as of February 1, 2020. As a result of the repayment, we incurred a $0.8 million loss on extinguishment of debt in fiscal 2019, which represents the acceleration of amortization of debt issuance costs. We did not incur any prepayment penalties upon the early extinguishment of the FILO term loan.

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

In addition, under the Credit Agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the lesser of (x) the domestic revolving commitments under the Credit Agreement and (y) the domestic revolving borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one. As of May 2, 2020, Restoration Hardware, Inc. was in compliance with all applicable financial covenants of the Credit Agreement.

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

As of May 2, 2020, we had $10.0 million outstanding borrowings under the revolving credit facility portion of the Credit Agreement. The availability of credit at any given time under the Credit Agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of May 2, 2020 was $356.5 million, net of $13.2 million in outstanding letters of credit.

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

The Second Lien Term Loan bore interest at an annual rate generally based on the LIBOR plus 6.50%. This rate was a floating rate that reset periodically based upon changes in LIBOR rates during the life of the Second Lien Term Loan. At the date of the initial borrowing, the rate was set at one-month LIBOR plus 6.50%.

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

NOTE 10—FAIR VALUE MEASUREMENTS

Certain financial assets and liabilities are required to be carried at fair value. Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In determining the fair value, we utilize market data or assumptions that we believes market participants would use in pricing the asset or liability, which would maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs of the valuation technique.

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

Our financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

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

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently. The estimated fair value and carrying value of the 2020 Notes, 2023 Notes and 2024 Notes were as follows (in thousands):

	May 2,		February 1,
	2020		2020
	Fair	Carrying	Fair	Carrying
	Value	Value (1)	Value	Value (1)
Convertible senior notes due 2020	$287,841	$295,844	$295,573	$291,110
Convertible senior notes due 2023	232,109	274,583	272,623	270,271
Convertible senior notes due 2024	214,761	272,236	255,849	268,366
(1)	Carrying value represents the principal amount less the equity component of the 2020 Notes, 2023 Notes and 2024 Notes classified in stockholders’ equity, and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.

The fair value of each of the 2020 Notes, 2023 Notes and 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our common stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

Fair Value Measurements—Non-Recurring

The fair value of the Waterworks reporting unit tradename as of May 2, 2020 and February 1, 2020 was determined based on unobservable (Level 3) inputs and valuation techniques, as discussed in Note 4—Goodwill, Trademarks, Trademarks and Domain Names and in “Impairment” within Note 3—Significant Accounting Policies in the 2019 Form 10-K.

NOTE 11—INCOME TAXES

We recorded income tax benefit of $1.4 million and income tax expense of $11.8 million in the three months ended May 2, 2020 and May 4, 2019, respectively. The effective tax rate was 30.7% and 24.8% for the three months ended May 2, 2020 and May 4, 2019, respectively. The increase in the effective tax rate for the three months ended

May 2, 2020, as compared to the three months May 4, 2019, is primarily attributable to the Company reporting a loss before income taxes, and, to a lesser extent, discrete tax benefits related to net excess tax benefits from stock-based compensation.

As of May 2, 2020, we had $8.5 million of unrecognized tax benefits, of which $7.8 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of May 2, 2020, we had $6.3 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 12—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share are presented in the table below. As we reported a net loss for the three months ended May 2, 2020, the weighted-average shares outstanding for basic and diluted are the same.

	Three Months Ended
	May 2,	May 4,
	2020	2019
Weighted-average shares—basic	19,242,641	19,976,858
Effect of dilutive stock-based awards	—	4,472,545
Effect of dilutive convertible senior notes (1)	—	484,584
Weighted-average shares—diluted	19,242,641	24,933,987
(1)	The 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices of $118.13 per share, $193.65 per share and $211.40 per share, respectively.

The following number of dilutive options, restricted stock units and convertible senior notes were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	May 2,	May 4,
	2020	2019
Options	4,436,083	463,506
Restricted stock units	177,312	—
Convertible senior notes	589,095	—
Total anti-dilutive stock-based awards	5,202,490	463,506

NOTE 13—SHARE REPURCHASES

Share Repurchase Program

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700.0 million, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700.0 million authorization amount was replenished by the Board of Directors on March 25, 2019. We did not make any repurchases under this program during the three months ended May 2, 2020. During the three months ended May 4, 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million under this share repurchase program. As of May 2, 2020, there was $450.0 million remaining for future share repurchases under this program.

Share Repurchases Under Equity Plans

As of May 2, 2020 and February 1, 2020, the aggregate unpaid principal amount of the notes payable for share repurchases was $18.8 million and $18.7 million, respectively, which were included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended May 2, 2020 and May 4, 2019, we recorded interest expense on the outstanding notes of $0.2 million.

Of the $18.8 million and $18.7 million notes payable for share repurchases outstanding as of May 2, 2020 and February 1, 2020, $15.5 million was due to a current board member of the Company.

NOTE 14—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $5.8 million and $5.7 million during the three months ended May 2, 2020 and May 4, 2019, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of May 2, 2020, 7,766,765 options were outstanding with a weighted-average exercise price of $66.74 per share and 5,906,720 options were vested with a weighted-average exercise price of $53.62 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of May 2, 2020 was $563.5 million, $550.3 million, and $495.2 million, respectively. Stock options exercisable as of May 2, 2020 had a weighted-average remaining contractual life of 4.13 years. As of May 2, 2020, the total unrecognized compensation expense related to unvested options was $65.2 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.47 years.

As of May 2, 2020, we had 201,920 restricted stock units outstanding with a weighted-average grant date fair value of $47.78 per share. During the three months ended May 2, 2020, 13,685 restricted stock units vested with a weighted-average grant date and vest date fair value of $68.82 per share. As of May 2, 2020, there was $4.0 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 1.26 years.

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Appreciation Rights is determined based on an option-pricing model (“OPM”). We did not record any expense related to the Appreciation Rights during both the three months ended May 2, 2020 and May 4, 2019. As of both May 2, 2020 and February 1, 2020, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Profit Interests is determined based on an OPM. For both the three months ended May 2, 2020 and May 4, 2019, we recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. As of May 2, 2020 and February 1, 2020, the liability associated with the Profit Interests was $1.7 million and $1.6 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of May 2, 2020.

Contingencies

We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. These disputes are increasing in number as the business expands and we grow larger. Litigation is inherently unpredictable. As a result, the outcome of matters in which we are involved could result in unexpected expenses and liability that could adversely affect our operations. In addition, any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

We review the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. We believe that the ultimate resolution of our current matters will not have a material adverse effect on our condensed consolidated financial statements.

Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation. An amended consolidated complaint was filed in June 2017 asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint asserts claims purportedly on behalf of a class of purchasers of our common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to statements regarding the roll out of the RH Modern product line and our inventory levels. The complaint seeks class certification, monetary damages, and other appropriate relief, including an award of costs and attorneys’ fees. On March 21, 2019, we and the individual defendants in the case entered into a binding memorandum of understanding to settle the case. The settlement amount is $50 million, which was funded entirely by our insurance carriers. On May 6, 2019, the plaintiffs filed a motion for preliminary approval of the proposed settlement together with a settlement agreement executed by both parties. The settlement agreement was subject to customary conditions including court approval following notice to our shareholders, and a hearing at which time the court will consider the fairness, reasonableness and adequacy of the settlement. On June 21, 2019, the court issued an order preliminarily approving the settlement. The court granted final approval of the settlement on October 25, 2019.

As a result of the court approval and adjudication of the claims in 2019, as well as our insurance carriers funding the settlement amount, we have derecognized the provision for legal settlement and unpaid legal fees within other current liabilities and the associated litigation insurance recovery receivable on the condensed consolidated balance sheets as of May 2, 2020, which settlement resolved all of the claims that were or could have been brought in the action.

Shareholder Derivative Lawsuit

On April 24, 2018, purported Company shareholder David Magnani filed a purported shareholder derivative suit in the United States District Court, Northern District of California, captioned Magnani v. Friedman et al. (No. 18-cv-02452). On June 29, 2018, Hosrof Izmirliyan filed a similar purported shareholder derivative complaint in the same forum, captioned Izmirliyan v. Friedman et al. (No. 18-cv-03930). On July 29, 2018, the court consolidated both derivative actions, and the consolidated action is captioned In re RH Shareholder Derivative Litigation. On August 24, 2018, plaintiffs filed an amended complaint that names the Company as a nominal defendant and Gary Friedman, Karen Boone, Carlos Alberini, Keith Belling, Eri Chaya, Mark Demilio, Katie Mitic, Ali Rowghani and Leonard Schlesinger as defendants. The allegations substantially track those in the securities class action described above. Plaintiffs bring claims against all individual defendants under Section 14(a) of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The plaintiffs also allege insider trading and misappropriation of information claims against two of the individual defendants. The amended complaint seeks monetary damages, corporate governance changes, restitution, and an award of costs and attorneys’ fees. We believe that plaintiffs lack standing to bring this derivative action. On September 28, 2018, we filed a motion to stay proceedings and a motion to dismiss the consolidated complaint. On January 23, 2019, the court granted the motion to stay the case pending resolution of the securities class action discussed above. On March 19, 2020, the parties reached an agreement in principle to settle the litigation, which agreement is subject to the finalization of a stipulation of settlement, and certain conditions, including approval by our Board of Directors, and approval by the Court. The settlement involves certain non-monetary terms as well as payment of the plaintiffs’ attorneys’ legal fees, which payment is expected to be funded by our insurance carriers.

NOTE 16—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate performance internally by the Chief Operating Decision Maker (the “CODM”), which we have determined is our Chief Executive Officer. We have two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by our customers, including sales through catalogs, websites, stores, and the commercial channel.

Our two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

We use operating income (loss) to evaluate segment profitability. Operating income (loss) is defined as net income (loss) before interest expense—net, tradename impairment and income tax expense (benefit).

Segment Information

The following table presents the statements of operations metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Three Months Ended
	May 2,			May 4,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$454,957	$27,938	$482,895	$563,706	$34,715	$598,421
Gross profit	187,762	11,892	199,654	217,943	14,871	232,814
Depreciation and amortization	23,717	1,153	24,870	26,004	1,185	27,189

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	May 2,			February 1,
	2020			2020
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,290	$—	$124,290	$124,367	$—	$124,367
Tradenames, trademarks and domain names (2)	48,563	17,000	65,563	48,563	37,459	86,022
Total assets	2,310,111	119,782	2,429,893	2,301,823	143,871	2,445,694
(1)	The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35.1 million, with $20.5 million recorded in the three months ended May 2, 2020 and $14.6 million recorded in fiscal 2018. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Trademarks, Trademarks and Domain Names.

We use segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) asset impairments and change in useful lives, (ii) severance costs associated with reorganizations and (iii) product recall accruals and adjustments. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and management review.

The following table presents segment operating income (loss) and income (loss) before income taxes (in thousands):

	Three Months Ended
	May 2,	May 4,
	2020	2019
Operating income (loss):
RH Segment	$49,517	$69,400
Waterworks	(1,450)	1,094
Asset impairments and change in useful lives	(8,471)	(3,476)
Reorganization related costs	(4,143)	—
Recall accrual	—	1,615
Income from operations	35,453	68,633
Interest expense—net	19,629	21,118
Tradename impairment	20,459	—
Income (loss) before income taxes	$(4,635)	$47,515

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as hospitality. Net revenues in each category were as follows (in thousands):

	Three Months Ended
	May 2,	May 4,
	2020	2019
Furniture	$316,779	$396,698
Non-furniture	166,116	201,723
Total net revenues	$482,895	$598,421

We are domiciled in the United States and primarily operate our retail and outlet stores in the United States. As of May 2, 2020, we operate 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of our revenues in the three months ended May 2, 2020 or May 4, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and the results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2019 Form 10-K.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“2019 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2019 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. Our retail business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books, and websites. We have an integrated RH Hospitality experience in eight of our new Design Gallery locations, which include restaurants and wine vaults.

As of May 2, 2020, we operated the following number of retail Galleries, outlets and showrooms:

Count
RH
Design Galleries	22
Legacy Galleries	41
Modern Galleries	2
Baby & Child and Teen Galleries	4
Total Galleries	69
Outlets	38

Waterworks Showrooms	15

Our recent business operations have focused on responding to the closure of our retail locations in connection with the COVID-19 health crisis and managing our business operations in the face of dramatic changes in customer traffic and consumer purchasing patterns. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may further adjust our investments in various business initiatives including our capital expenditures over the course of fiscal 2020.

In response to the public health crisis posed by COVID-19, on March 17, 2020, we temporarily closed our retail locations. While our retail locations were substantially closed at the end of the first fiscal quarter on May 2, 2020, since that date we have been able to reopen a large number of our stores based on local market circumstances including the gradual lifting of restrictions on business operations, including shelter-in-place rules. During the time that our Gallery locations were closed, we continued to serve our customers in those market areas virtually through our Gallery representatives and designers, as well as our online capabilities. We have continued to serve our customers and operate our business through this initial phase of retail closures in the U.S. and Canada and are in the process of reopening our physical locations. While the COVID-19 health crisis is ongoing and continues to evolve, we have reopened 74% of our Gallery locations, 68% of our Outlets and 50% of our Restaurants as of June 3, 2020. There can be no assurance that future events including additional waves of COVID-19 outbreaks, evolving federal, state and local restrictions, standards and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, or other similar issues will not adversely affect our business, results of operations or financial condition in the future, or that the pace of economic activity in the wake of the first wave of COVID-19 outbreaks will not have a negative impact on our business, results of operations or financial condition. In addition, the COVID-19 outbreak may continue to have an adverse impact on elements of our supply chain including the manufacture, supply, distribution, transportation and delivery of our products and our inventory levels. In our immediate response to COVID-19, we aggressively scaled back some inventory orders while we assessed the status of our business. As our business has strengthened during the second quarter, the reduction in inventory receipts together with dislocations in our supply chain has resulted in some delays in our ability to convert business demand into shipped sales. The presence of the virus and the response to the health crisis in various countries is likely to have a continuing impact on our supply chain, for example by affecting the speed at which the factories that manufacture our products are able to resume normal operations and production levels, and the extent to which business conditions are able to return to normal in areas that affect our supply chain including factories and transportation.

As the COVID-19 health crisis is ongoing and continues to evolve, we expect that our short-term focus in managing the business will continue to emphasize responding to some of the business effects related to the COVID-19 crisis. Despite the uncertainty of the overall economic climate and the temporary closure of our retail locations, a number of our business trends have been very strong. While the time period during which we have had to adjust our operations to respond to the COVID-19 health crisis will have some negative impact on margins, we believe that our longer term effort to increase operating margins will continue as the business continues to normalize after the effects of COVID-19 moderate. We will continue to closely manage our expenses and investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to COVID-19. We have taken measures to defer some capital expenditures and other expenses, but we may resume those investments as and to the extent that business conditions continue to improve during the COVID-19 crisis. For more information, refer to Item 1A—Risk Factors—The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate in Part II of this quarterly report.

Key Value Driving Strategies

In order to drive growth across our business, we are focused on a number of key long-term strategies including:

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

We opened our Portland Design Gallery in March 2018, our Nashville Design Gallery in June 2018, our New York Design Gallery and our Yountville Design Gallery in September 2018, our Minneapolis Design Gallery in September 2019, and our Columbus Design Gallery in December 2019. Our Galleries in Nashville, New York, Yountville, Minneapolis and Columbus include integrated restaurants and wine vaults.

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

●	Pursue International Expansion. We believe that our luxury brand positioning and unique aesthetic has strong international appeal. As such, we are actively pursuing expanding the RH brand globally with the objective of launching in several international locations in 2021 or 2022. We have secured a number of locations in various markets in the United Kingdom and continental Europe in which we expect to introduce our first Galleries outside of the U.S. and Canada. We believe that expanding our business into these and other international markets represents a substantial long-term market opportunity given the size of these markets for home furnishings and are pursuing international expansion as one of our key business priorities.
●	Expand Our Offering and Increase Our Market Share. We believe we have a significant opportunity to increase our market share by:
●	transforming our real estate platform;
●	growing our merchandise assortment and introducing new products and categories;
●	expanding our service offerings, including design services;
●	exploring and testing new business opportunities complementary to our core business; and

●	increasing our brand awareness and customer loyalty through our Source Book circulation strategy, membership program, our digital marketing initiatives, advertising, and public relations activities and events.

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

We also plan to increase our investment in RH Interior Design with a long-term goal of building the leading interior design firm in North America and ultimately creating the world’s first consumer facing interior design, architecture and landscape architecture services platform inside our Galleries. We believe there is a significant revenue opportunity by offering world class design and installation services as we move the brand beyond creating and selling products, to conceptualizing and selling spaces.

We also intend to continue to pursue innovative business opportunities complementary to our core business, such as by testing new categories, for example by offering beautifully designed and furnished turnkey homes and condominiums through the concept of RH Residences.

●	Grow Our Integrated Hospitality Experience. In 2015 we began to introduce an integrated hospitality experience, including restaurants and wine vaults, into a number of our new Gallery locations. The success of our initial hospitality offering in Chicago led us to broaden this initiative by adding hospitality to a number of our other new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries. We plan to incorporate hospitality in many of the new Galleries that we open in the future.

Our hospitality efforts will also elevate the RH brand as we move beyond the four walls of our Galleries into other opportunities such as RH Guesthouses and RH3, our luxury yacht. These immersive experiences expose existing and new customers to our evolving authority in interior design, architecture, landscape architecture and hospitality.

●	Architect New Operating Platform. We have spent the last four years architecting a new operating platform, inclusive of transitioning from a promotional to membership model, our distribution center network redesign, the redesign of our reverse logistics and outlet business, and the reconceptualization of our home delivery and customer experience, which enables us to drive lower costs and inventory levels, and higher earnings and inventory turns. Looking forward, we expect this multi-year effort to result in a dramatically improved customer experience, continued margin enhancement and significant cost savings over the next several years.
●	Maximize Cash Flow and Optimize the Allocation of Capital in the Business. From fiscal 2017 through and including fiscal 2020, we have increasingly operated our business with a goal to maximize cash flow and the allocation of capital. We believe that our operations and current initiatives are providing a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing our balance sheet, as well as deploying capital to repay debt and repurchase shares of our common stock, which we believe creates a long term benefit to our shareholders.

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

●	Increase Operating Margins. Since fiscal 2016, we have substantially increased the operating margins in our business. While the time period during which we have had to adjust our operations to respond to the COVID-19 crisis will have some negative impact on margins, we believe that our longer term effort to increase operating margins will continue as the business continues to normalize after the effects of COVID-19 moderate. We anticipate continued improvements in operating margins as a result of our focus on a number of our strategic initiatives including (i) the occupancy leverage we expect to gain from our real estate transformation, (ii) product margin expansion as we continue to drive higher full price selling in our core business, and (iii) the continued cost savings of improvements to our operating platform and organizational structure.

Business Initiatives

We are undertaking a large number of new business initiatives in support of our key value driving strategies. In particular, beginning in fiscal 2016 and continuing through fiscal 2020, we have pursued a range of strategic efforts to improve our business and operations including the following:

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
●	Elevate the Customer Experience. We are continuing to pursue the positioning of our business as a luxury brand. As one part of this ongoing initiative, we are focused on improving the end-to-end customer experience. As we have elevated our brand, especially at retail, we are also working to enhance the brand experience in other aspects of our business. We are making changes in many aspects of our business processes that affect our customers, including the in-home delivery experience, improvements in product quality and enhancements in sourcing, product availability, and all aspects of customer care and service. We also believe that the introduction of experiential brand-enhancing products and services, such as expanded design ateliers, the RH Interior Design program and the launch of an integrated hospitality experience in a number of our new Galleries, will further enhance our customers’ in-store experience, allowing us to further disrupt the highly fragmented home furnishings landscape and achieve market share gains.

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience, simplify our distribution network and improve our organizational design including by streamlining and realigning our home office operations, as well as to expand our product offering, transform our real estate using a range of different models for specific real estate development projects and expand our brand internationally. Many of these initiatives and other initiatives such as our transition to a direct sourcing model for our rug business have improved our operating margins, but other initiatives such as RH Hospitality, Waterworks and investments to develop our international expansion strategy are expected to offset some planned margin improvement this year due to our investments in these platforms. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. We have also experienced delays in development timelines for some of our recent projects, and delays in completion of our real estate development projects or costs overruns could negatively affect our results of operations and revenues. Further, macroeconomic or political events outside of our control could impact our ability to pursue our initiatives or the success of such initiatives. While we are pursuing a large number of new business initiatives, the COVID-19 health crisis has had a short-term impact on some of those efforts and initiatives such as the timing of some construction efforts with respect to opening new Gallery locations in the United States and optimizing our inventory in light of Outlet inventory build up resulting from our temporary retail closures. We have also experienced immediate operational impacts to our business such as the temporary closure of our retail locations, our furloughing of employees and the curtailment or cessation of other activities such as construction of new Galleries. In addition, we face conditions of overall economic uncertainty in terms of the longer term impact of COVID-19 on consumer spending and related effects that could affect our business.

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

The stock market has experienced significant increases in volatility during fiscal 2020. In general we have experienced some correlation between stock market performance and consumer spending patterns in our business. Accordingly, we may encounter shifts in consumer spending in future time periods as a result of stock market declines including in the event that heightened market volatility related to the COVID-19 health crisis or other factors including deterioration in market conditions leads to stock price declines. Our business is also correlated to the housing market. The housing market is affected by a range of factors including home prices and interest rates and slowdowns in the housing market can have a negative impact on demand for our products. Factors that affect the higher end housing market in particular may have an outsized influence on our levels of consumer demand since our business is geared toward the higher end of the home furnishings market. The above factors and other current and future operational initiatives may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Basis of Presentation and Results of Operations

Matters Affecting Comparability

The disruption to our business operations from the initial wave of the COVID-19 outbreak has had a significant impact on the comparability of certain ratios and year-over-year trends for our operating results for the three months ended May 2, 2020 as compared to the three months ended May 4, 2019. In addition to lost revenues due to our retail locations being closed for approximately one-half of the first fiscal quarter of 2020, we continued to pay wages and provide benefits to our associates for all, or a portion of, this time period. We also incurred expenses due to additional merchandise inventory write-downs, fulfillment of certain vendor commitments and a reorganization undertaken in response to the impact of retail closures on our business.

Results of Operations

The following table sets forth our condensed consolidated statements of operations and other financial and operating data.

	Three Months Ended
	May 2,	May 4,
	2020	2019

Condensed Consolidated Statements of Operations:
Net revenues	$482,895	$598,421
Cost of goods sold	283,241	365,607
Gross profit	199,654	232,814
Selling, general and administrative expenses	164,201	164,181
Income from operations	35,453	68,633
Other expenses
Interest expense—net	19,629	21,118
Tradename impairment	20,459	—
Total other expenses	40,088	21,118
Income (loss) before income taxes	(4,635)	47,515
Income tax expense (benefit)	(1,423)	11,793
Net income (loss)	$(3,212)	$35,722
Other Financial and Operating Data:
Adjusted net income (1)	$29,949	$48,241
Adjusted EBITDA (2)	$77,427	$100,385

Capital expenditures	$16,632	$7,916
Landlord assets under construction—net of tenant allowances	7,600	4,542
Adjusted net capital expenditures (3)	$24,232	$12,458
(1)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because management believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our management uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	Three Months Ended
	May 2,	May 4,
	2020	2019

Net income (loss)	$(3,212)	$35,722
Adjustments pre-tax:
Tradename impairment (a)	20,459	—
Amortization of debt discount (b)	11,125	11,689
Asset impairments and change in useful lives (c)	8,471	3,476
Reorganization related costs (d)	4,143	—
Recall accrual (e)	—	(1,615)
Subtotal adjusted items	44,198	13,550
Impact of income tax items (f)	(11,037)	(1,031)
Adjusted net income	$29,949	$48,241
(a)	Represents tradename impairment related to the Waterworks reporting unit. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Trademarks, Trademarks and Domain Names in our condensed consolidated financial statements.
(b)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $1.8 million and $0.7 million during the three months ended May 2, 2020 and May 4, 2019, respectively. The 2019 Notes matured on June 15, 2019 and did not impact amortization of debt discount post-maturity.
(c)	The adjustment in the three months ended May 2, 2020 includes asset impairments of $4.8 million, inventory reserves of $2.4 million related to Outlet inventory build up resulting from retail closures in response to the COVID-19 pandemic and acceleration of depreciation expense of $1.3 million due to a change in the estimated useful lives of certain assets. The adjustment in the three months ended May 4, 2019 includes the acceleration of depreciation expense of $3.0 million due to a change in the estimated useful lives of certain assets, as well as a $0.5 million charge related to the termination of a service agreement associated with such assets.
(d)	Represents severance costs and related payroll taxes associated with a reorganization undertaken in response to the impact of retail closures on our business.
(e)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims. The recall adjustments had the following effect on our income before taxes during the three months ended May 4, 2019 (in thousands):

Decrease to net revenues	$413
Decrease to cost of goods sold	(2,061)
Increase to gross profit	(1,648)
Increase to selling, general and administrative expenses	33
Increase to income before income taxes	$(1,615)

(f)	The adjustment for the three months ended May 2, 2020 is based on an adjusted tax rate of 24.3% which excludes the tax impact associated with the Waterworks reporting unit tradename impairment. The adjustment for the three months ended May 4, 2019 assumes a normalized tax rate of 21%.
(2)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense—net and income tax expense (benefit). Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Three Months Ended
	May 2,	May 4,
	2020	2019

Net income (loss)	$(3,212)	$35,722
Depreciation and amortization	24,870	27,189
Interest expense—net	19,629	21,118
Income tax expense (benefit)	(1,423)	11,793
EBITDA	39,864	95,822
Tradename impairment (a)	20,459	—
Asset impairments (a)	7,133	483
Non-cash compensation (b)	5,828	5,695
Reorganization related costs (a)	4,143	—
Recall accrual (a)	—	(1,615)
Adjusted EBITDA	$77,427	$100,385
(a)	Refer to the reconciliation of net income (loss) to adjusted net income table above and the related footnotes for additional information.
(b)	Represents non-cash compensation related to equity awards granted to employees.

(3)	We define adjusted net capital expenditures as (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

The following tables present RH Gallery and Waterworks showroom metrics and exclude outlets:

	Three Months Ended
	May 2,		May 4,
	2020		2019
		Total Leased		Total Leased
		Selling Square		Selling Square
	Count	Footage (1)	Count	Footage (1)
		(in thousands)		(in thousands)
Beginning of period	83	1,111	86	1,089
Modern Galleries:
Dallas RH Modern Gallery (relocation)	—	—	—	(4.5)
Baby & Child Galleries:
Dallas RH Baby & Child Gallery	—	—	(1)	(3.7)
Legacy Galleries:
Raleigh legacy Gallery	1	4.4	—	—
Dallas legacy Gallery (relocation)	—	—	—	(2.6)
End of period	84	1,115	85	1,078

Total leased square footage at end of period (2)		1,502		1,454
Weighted-average leased square footage (3)		1,501		1,461
Weighted-average leased selling square footage (3)		1,114		1,084
(1)	Leased selling square footage is retail space at our retail locations used to sell our products. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 37,700 and 11,600 square feet as of May 2, 2020 and May 4, 2019 related to two owned retail locations.
(2)	Total leased square footage includes approximately 48,700 and 16,100 square feet as of May 2, 2020 and May 4, 2019, respectively, related to two owned retail locations.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

The following table sets forth our condensed consolidated statements of operations as a percentage of total net revenues.

	Three Months Ended
	May 2,	May 4,
	2020	2019
Condensed Consolidated Statements of Operations:
Net revenues	100.0%	100.0%
Cost of goods sold	58.7	61.1
Gross profit	41.3	38.9
Selling, general and administrative expenses	34.0	27.4
Income from operations	7.3	11.5
Other expenses
Interest expense—net	4.1	3.6
Tradename impairment	4.2	—
Total other expenses	8.3	3.6
Income (loss) before income taxes	(1.0)	7.9
Income tax expense (benefit)	(0.3)	1.9
Net income (loss)	(0.7)%	6.0%

Three Months Ended May 2, 2020 Compared to Three Months Ended May 4, 2019

	Three Months Ended
	May 2,			May 4,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
	(in thousands)
Net revenues	$454,957	$27,938	$482,895	$563,706	$34,715	$598,421
Cost of goods sold	267,195	16,046	283,241	345,763	19,844	365,607
Gross profit	187,762	11,892	199,654	217,943	14,871	232,814
Selling, general and administrative expenses	149,276	14,925	164,201	150,404	13,777	164,181
Income (loss) from operations	$38,486	$(3,033)	$35,453	$67,539	$1,094	$68,633

Net revenues

Consolidated net revenues decreased $115.5 million, or 19.3%, to $482.9 million in the three months ended May 2, 2020 compared to $598.4 million in the three months ended May 4, 2019.

RH Segment net revenues

RH Segment net revenues decreased $108.7 million, or 19.3%, to $455.0 million in the three months ended May 2, 2020 compared to $563.7 million in the three months ended May 4, 2019. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues declined primarily due to the temporary closure of our retail locations in response to the COVID-19 health crisis for approximately half of the three months ended May 2, 2020 and, to a lesser extent, the negative impact to net revenues generated from our direct business due to macroeconomic conditions resulting from the COVID-19 health crisis. During such retail closure period, our Gallery representatives and designers continued to serve our customers virtually and our customers continued to be able to place orders via our online websites. In our immediate response to COVID-19, we aggressively scaled back some inventory orders while we assessed the status of our business. As our business has strengthened during the second quarter, the reduction in inventory receipts together with dislocations in our supply chain has resulted in some delays in our ability to convert business demand into shipped sales.

While our retail locations were substantially closed at the end of the first fiscal quarter on May 2, 2020, since that date we have been able to reopen a large number of our stores based on local market circumstances including the gradual lifting of restrictions on business operations, including shelter-in-place rules.

RH Segment net revenues for the three months ended May 4, 2019 were negatively impacted by $0.4 million related to product recalls. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

Waterworks net revenues

Waterworks net revenues decreased $6.8 million, or 19.5%, to $27.9 million in the three months ended May 2, 2020 compared to $34.7 million in the three months ended May 4, 2019 primarily due to construction delays, as well as temporary showroom closures, in response to the COVID-19 health crisis.

Gross profit

Consolidated gross profit decreased $33.2 million, or 14.2%, to $199.7 million in the three months ended May 2, 2020 compared to $232.8 million in the three months ended May 4, 2019. As a percentage of net revenues, consolidated gross margin increased 2.4% to 41.3% of net revenues in the three months ended May 2, 2020 from 38.9% of net revenues in the three months ended May 4, 2019.

RH Segment gross profit for the three months ended May 2, 2020 includes inventory reserves of $2.4 million related to Outlet inventory build up resulting from retail closures in response to the COVID-19 pandemic.

RH Segment gross profit for the three months ended May 4, 2019 was negatively impacted by $3.0 million related to the acceleration of depreciation due to a change in the estimated useful lives of certain assets. RH Segment gross profit for the three months ended May 4, 2019 was positively impacted by $1.6 million related to reserve adjustments associated with product recalls initiated in prior years, partially offset by the reduction of revenues and incremental costs associated with such product recalls.

Excluding the inventory reserves, accelerated asset depreciation and product recall adjustments mentioned above, consolidated gross margin would have increased 2.7% to 41.8% of net revenues in the three months ended May 2, 2020 from 39.1% of net revenues in the three months ended May 4, 2019.

RH Segment gross profit

RH Segment gross profit decreased $30.2 million, or 13.8%, to $187.8 million in the three months ended May 2, 2020 from $217.9 million in the three months ended May 4, 2019. As a percentage of net revenues, RH Segment gross margin increased 2.6% to 41.3% of net revenues in the three months ended May 2, 2020 from 38.7% of net revenues in the three months ended May 4, 2019.

Excluding the inventory reserves, accelerated asset depreciation and product recall adjustments mentioned above, RH Segment gross margin would have increased 2.9% to 41.8% of net revenues in the three months ended May 2, 2020 from 38.9% of net revenues in the three months ended May 4, 2019. The increase was primarily driven by a decrease in revenues generated by our Outlet business as a result of store closures, as well as lower Outlet promotional activity during the period of operations. In addition, the increase was also driven by higher product margins in select product categories as well as price increases.

While our retail locations were substantially closed at the end of the first fiscal quarter on May 2, 2020, since that date we have gradually reopened certain of our stores as restrictions on business operations, including shelter-in-place rules, have been revised and eased in various locations in which we have a physical retail presence.

Waterworks gross profit

Waterworks gross profit decreased $3.0 million, or 20.0%, to $11.9 million in the three months ended May 2, 2020 from $14.9 million in the three months ended May 4, 2019. As a percentage of net revenues, Waterworks gross margin decreased 0.2% to 42.6% of net revenues in the three months ended May 2, 2020 from 42.8% of net revenues in the three months ended May 4, 2019.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses remained consistent at $164.2 million in both the three months ended May 2, 2020 and May 4, 2019.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $1.1 million, or 0.7%, to $149.3 million in the three months ended May 2, 2020 compared $150.4 million in the three months ended May 4, 2019.

RH Segment selling, general and administrative expenses for the three months ended May 2, 2020 included $4.1 million in severance costs and related payroll taxes associated with the termination of associates and a reorganization undertaken in response to the impact of retail closures on our business, $3.2 million related to asset impairments and $1.3 million related to the acceleration of depreciation due to a change in the estimated useful lives of certain assets.

RH Segment selling, general and administrative expenses were 30.9% and 26.6% of net revenues for the three months ended May 2, 2020 and May 4, 2019, respectively, excluding the costs incurred in connection with the reorganization, asset impairments and accelerated asset depreciation mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by deleverage in corporate expenses driven by increased professional fees and preopening expenses, as well as deleverage in employment and employment related costs, and corporate occupancy costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $1.1 million, or 8.3%, to $14.9 million in the three months ended May 2, 2020 compared to $13.8 million in the three months ended May 4, 2019. Waterworks selling, general and administrative expenses for the three months ended May 2, 2020 included $1.6 million related to asset impairments. Waterworks selling, general and administrative expenses were 47.8% and 39.7% of net revenues for the three months ended May 2, 2020 and May 4, 2019, respectively, excluding the costs incurred in connection with the asset impairments.

Interest expense—net

Interest expense—net decreased $1.5 million to $19.6 million for the three months ended May 2, 2020 compared to $21.1 million for the three months ended May 4, 2019. Interest expense—net consisted of the following:

	Three Months Ended
	May 2,	May 4,
	2020	2019
	(in thousands)
Amortization of convertible senior notes debt discount	$12,916	$12,377
Finance lease interest expense	5,781	5,514
Promissory notes	1,454	432
Amortization of debt issuance costs and deferred financing fees	1,013	1,090
Other interest expense	443	395
Asset based credit facility	102	687
Term loans	—	1,724
Capitalized interest for capital projects	(1,886)	(819)
Interest income	(194)	(282)
Total interest expense—net	$19,629	$21,118

Tradename impairment

We incurred a $20.5 million tradename impairment charge in the three months ended May 2, 2020 for our Waterworks reporting unit. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Trademarks, Trademarks and Domain Names.

Income tax expense (benefit)

Income tax benefit was $1.4 million and income tax expense was $11.8 million in the three months ended May 2, 2020 and May 4, 2019, respectively. Our effective tax rate was 30.7% and 24.8% for the three months ended May 2, 2020 and May 4, 2019, respectively. The increase in our effective tax rate is primarily attributable to the Company reporting a loss before income taxes, and, to a lesser extent, discrete tax benefits related to net excess tax benefits from stock-based compensation.

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

We have $985 million in aggregate principal amount of convertible notes outstanding as of May 2, 2020, of which $300 million mature in July 2020, $335 million mature in June 2023 and $350 million mature in September 2024. The $300 million principal amount of convertible notes that we issued in fiscal 2015 mature on July 15, 2020 and are convertible through the close of business on the second scheduled trading day immediately preceding July 15, 2020. We expect to repay the $300 million outstanding principal amount of the convertible notes in cash, whether in connection with a conversion of such notes or repayment at maturity in July 2020. We also expect to repay the outstanding principal amount of our other convertible notes at maturity in June 2023 and September 2024 in cash, in each case to minimize dilution. While we anticipate using excess cash, free cash flow and borrowings on our asset based credit facility to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates or upon early conversion, as applicable. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

Our business has historically relied on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as borrowings under our credit facilities as our primary sources of liquidity. Our liquidity may be materially impacted by the outbreak of COVID-19. In response to the public health crisis posed by COVID-19, on March 17, 2020, we temporarily closed our retail locations. While our retail locations were substantially closed at the end of the first fiscal quarter on May 2, 2020, since that date we have been able to reopen a large number of our stores based on local market circumstances including the gradual lifting of restrictions on business operations, including shelter-in-place rules. While we have continued to serve our customers and operate our business through this initial phase of retail closures in the United States and Canada, there can be no assurance that future events including additional waves of COVID-19 outbreaks, evolving federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, or other similar issues will not adversely affect our business, results of operations or financial condition in the future, or that the pace of economic activity in the wake of the first wave of COVID-19 outbreaks will not have a negative impact on our business, results of operations or financial condition. We will continue to closely manage our expenses and investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to COVID-19.

The precise impact on our business from the disruption of financial markets and the weakening of overall economic conditions is unknown. We plan to utilize our asset based credit facility, and we may pursue other sources of capital that may include other forms of external financing, in order to increase our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from COVID-19. We had no outstanding borrowings under our asset based credit facility as of May 29, 2020 and the amount under the revolving line of credit borrowing base that could be available pursuant to the asset based credit facility was $170.4 million, net of reserves for the repayment of the 2020 Notes and outstanding letters of credit. We believe our operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

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

In fiscal 2019, we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $23.5 million, which qualified for sale-leaseback accounting in accordance with ASC 842. We may pursue strategies in the future, through the use of existing assets and debt facilities, or through the pursuit of new external sources of liquidity and debt financing, to fund our strategies to enhance stockholder value. There can be no assurance that additional capital, whether raised through the sale of assets, utilization of our existing debt financing sources, or pursuit of additional debt financing sources, will be available to us on a timely manner, on favorable terms or at all. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital.

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

Our adjusted net capital expenditures include (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord leased assets, net of tenant allowances received. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may further adjust our investments in various business initiatives including our capital expenditures over the course of fiscal 2020. We anticipate our adjusted net capital expenditures, net of asset sales, to be $125 million to $150 million in fiscal 2020, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. During the three months ended May 2, 2020, adjusted net capital expenditures were $24.2 million, net of cash received related to tenant allowances of $6.6 million.

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. Other lease arrangements for our new Design Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, under these arrangements we do not expect to receive contributions directly from our landlords related to the building of our Design Galleries. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment on our part than a traditional store lease with a landlord. We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale-leaseback arrangement resulting in lower capital investment and lower rent. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all. In addition, the effects of COVID-19 on our business, including decisions by us to temporarily curtail the deployment of capital and due to actions taken by federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the outbreak, may require changes to our real estate strategy and related capital expenditure and financing plans. In addition, we may continue to be required to make lease payments in whole or in part for our Galleries, restaurants and outlets that were temporarily closed or are required to close in the future in the event of future COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from COVID-19, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.

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

Given the fast moving nature of the COVID-19 health crisis, and the corresponding impact on financial markets and the economy as a whole, there is an enhanced degree of uncertainty regarding our capital position and availability of capital to fund our liquidity requirements. In recognition of the significant threat to the liquidity of financial markets posed by COVID-19, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the U.S. For example, on March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. While we may receive financial, tax or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the availability, extent or impact of any future relief. In addition, retail closures and other operational difficulties faced by us may negatively affect our financial condition and restrict the availability of liquidity for our operational needs, including due to, among other reasons, increased and unforeseeable liquidity needs and limited flexibility to control expenses in line with potential decreases in revenue. Any further weakening of, or other adverse developments in, the U.S. or global credit markets could affect our ability to manage our debt obligations and our ability to access future debt. We cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Three Months Ended
	May 2,	May 4,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$(16,868)	$38,824
Net cash used in investing activities	(16,632)	(7,916)
Net cash provided by financing activities	3,182	65,833
Net increase (decrease) in cash and cash equivalents and restricted cash	(30,450)	96,747
Cash, cash equivalents and restricted cash at end of period	17,208	102,550

Net Cash Provided By (Used In) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the three months ended May 2, 2020, net cash used in operating activities was $16.9 million and consisted of an increase in cash used for working capital and other activities of $105.3 million and a net loss of $3.2 million, partially offset by non-cash items of $91.7 million. Working capital and other activities consisted primarily of increases in merchandise inventories of $55.8 million and decreases in accounts payable and accrued expense of $53.0 million related to timing of payments, partially offset by increases in deferred revenues and customer deposits of $26.7 million.

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

For the three months ended May 2, 2020 and May 4, 2019, net cash used in investing activities was $16.6 million and $7.9 million, respectively, and was comprised of investments in retail stores, information technology and systems infrastructure.

Net Cash Provided By Financing Activities

Financing activities consist primarily of borrowings related to convertible senior notes, credit facilities and other financing arrangements, as well as share repurchases, principal payments under finance lease agreements and other equity related transactions.

For the three months ended May 2, 2020, net cash provided by financing activities was $3.2 million, primarily due to net borrowings under the asset based credit facility of $10.0 million, partially offset by repayments of $5.2 million on equipment notes and principal payments under finance lease agreements of $2.1 million.

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

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets and issuance of non-current notes payable related to share repurchases from former employees.

Convertible Senior Notes

Refer to Note 8—Convertible Senior Notes in our condensed consolidated financial statements for further information on our 0.00% Convertible Senior Notes due 2024, 0.00% Convertible Senior Notes due 2023, and 0.00% Convertible Senior Notes due 2020.

Asset Based Credit Facility

Refer to Note 9—Credit Facilities in our condensed consolidated financial statements for further information on our asset based credit facility.

Equipment Loan Facility

Refer to Note 9—Credit Facilities in our condensed consolidated financial statements for further information on our equipment loan facility.

Share Repurchase Programs

We regularly review share repurchase activity and consider various factors in determining whether and when to execute share repurchases, including, among others, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of our common stock. We believe that these share repurchase programs will continue to be an excellent allocation of capital for the long-term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities.

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

$950 Million Share Repurchase Program

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700 million through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700 million authorization amount was replenished by the Board of Directors on March 25, 2019 (as replenished, the “$950 Million Repurchase Program”). In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under the $950 Million Repurchase Program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million. There were no share repurchases under the $950 Million Repurchase Plan during the first quarter of fiscal 2020. As of May 2, 2020, there was $450 million remaining for future share repurchases under this program.

Contractual Obligations

As of May 2, 2020, there were no material changes to our contractual obligations described within Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2019 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 2, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements.

We evaluate the development and selection of our critical accounting policies and estimates and believe that certain of our significant accounting policies involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, and are therefore discussed as critical:

●	Merchandise Inventories—Reserves
●	Impairment
o	Tradenames, Trademarks and Domain Names
o	Long-Lived Assets
●	Lease Accounting
o	Reasonably Certain Lease Term
o	Incremental Borrowing Rate
o	Fair Market Value

There have been no material changes to the other critical accounting policies and estimates listed above from the disclosures included in the 2019 Form 10-K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2019 Form 10-K.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit under the Credit Agreement which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of May 2, 2020, $10.0 million was outstanding under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of May 2, 2020 was $356.5 million, net of $13.2 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit during the three months ended May 2, 2020, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

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

As of May 2, 2020, we had $300 million principal amount of 0.00% convertible senior notes due 2020 outstanding (the “2020 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of May 2, 2020, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of May 2, 2020, we had $350 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“2019 Form 10-K”).

The risks described herein and those described in our 2019 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition. We have identified additional material changes to our risk factors set forth below.

Risks Related to Our Business

The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate.

The global outbreak of the coronavirus (COVID-19) and resulting health crisis had an immediate and widespread impact on our customers, our business environment, the economic climate in the U.S. and globally, and financial and consumer markets. The initial wave of the COVID-19 outbreak caused disruption to our business operations, as we temporarily closed all of our retail locations on March 17, 2020 in response to the public health crisis.

Although we have continued to serve our customers and operate our business through the initial phase of retail closures in the U.S. and Canada and are in the process of reopening our retail locations, there can be no assurance that future events including additional waves of COVID-19 outbreaks, evolving federal, state and local restrictions, standards and safety regulations, regulatory or operational restrictions in response to COVID-19 risks, or other similar issues, will not have a significant impact on the way we manage our business in the future. Changes in consumer behavior and health concerns may continue to impact consumer demand for our products and customer traffic at our Galleries, restaurants and outlets and may make it more difficult to staff our business operations. In addition, our near term decisions regarding the sources and uses of capital in our business will reflect and adapt to changes in market conditions and changes in our business operations related to COVID-19 and its impact on business conditions. The global scale and scope of COVID-19 is unknown and the duration of the business disruption is uncertain. The extent to which the COVID-19 pandemic impacts our business will depend on future developments that are highly uncertain, including emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain COVID-19.

We may face operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving federal, state and local restrictions, standards and safety regulations including recommendations related to “social distancing.” Public health officials and other governmental authorities have adopted numerous mitigation measures to address the spread of the virus, and in particular to discourage people from congregating in public, commercial or private spaces. Federal, state and local authorities in the U.S. and Canada have implemented a number of different directives that may require changes in our business practices. The scope and duration of these directives is evolving and not entirely clear. In response to future COVID-19 outbreaks or other concerns, states and municipalities in the U.S. where we operate may implement or reinstate temporary closure requirements with respect to non-essential business operations and the duration of these requirements is unknown. Governmental restrictions applicable to our restaurants have different terms and conditions than those that apply to our Galleries. Many of our Galleries are located in malls or otherwise located in proximity to a number of other retail stores. Mall operators and other retailers have imposed, and may continue to impose, additional health and safety practices and procedures and may in the future elect to temporarily cease operations in response to renewed or localized outbreaks.

In addition, new regulation or requirements that governmental authorities may impose with respect to the compensation of our employees or the manner or location in which our employees may work could also have an adverse effect on our business. Substantially all of our management personnel, including those in our corporate office in Corte Madera, CA, have been subject to shelter-in-place requirements which have resulted in most of our management team being required to work remotely. These working arrangements as well as other related restrictions including severe limitations on travel may have an impact on our operations and management effectiveness. Although we have technology and other resources to support these new work requirements, there can be no assurance that we will not suffer material risks to our business, operations, productivity and results of operations as a result of these restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

The COVID-19 outbreak may continue to have an adverse impact on elements of our supply chain including the manufacture, supply, distribution, transportation and delivery of our products. There have been substantial disruptions that have already occurred with respect to the global supply chain as a result of the COVID-19 health crisis. Our business depends on the successful operation of a global supply chain. Based on total dollar volume of purchases for fiscal 2019, approximately 70% of our products were sourced from Asia (including a substantial portion from China), 16% from the United States and the remainder from other countries and regions. Although China was at the center of the initial outbreak of the COVID-19, the health crisis has spread to numerous other countries throughout the world. The presence of the virus and the response to the health crisis in various countries is likely to have a continuing impact on our supply chain, for example by affecting the speed at which the factories that manufacture our products are able to resume normal operations and production levels, and the extent that the health crisis may abate in particular countries such as China is uncertain.

Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may further adjust our investments in various business initiatives including our capital expenditures over the course of fiscal 2020. If we are not able to access capital at the time and on terms that our business requires, we may encounter difficulty funding our business requirements including debt repayments when due. We may not be able to access liquidity or the terms and conditions of available credit may be substantially more expensive than previously expected due to changes in financial conditions and credit markets. We may require waivers or amendments to our existing credit facilities and these requirements may trigger pricing increases from lenders for available credit. If we are not able to access credit to fund our business requirements for liquidity, or the cost of available credit increases, we may need to curtail our business operations including various business initiatives that require capital investment. We have recently commenced an effort to expand our business internationally by establishing a new retail presence in global markets including Europe and the

United Kingdom. In addition, we are in the process of developing a number of new Gallery locations in the U.S. In addition, our RH Guesthouse initiative may be negatively impacted by the disease outbreak as federal, state and local governments have restricted travel, conferences, events and gatherings. Reductions in our liquidity position and the need to use capital for other day to day requirements of our business may affect a number of our business initiatives and long-term investments and as a result we may be required to curtail and/or postpone business investments including those related to international expansion, the pace of opening new Galleries in the U.S. as well as other initiatives that require capital investment.

Our business also depends on a number of third parties including vendors, landlords, lenders and other suppliers. One or more of these third parties may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak. The health crisis, resulting deterioration in financial markets and overall economic conditions could have a material adverse effect on the financial condition of third parties that are essential to our business operations and we may incur losses and other negative impacts for difficulties experienced by our vendors and other third parties.

The magnitude and duration of the negative impact to general economic and market conditions from the COVID-19 pandemic cannot be predicted with certainty, and there can be no assurance that the pace of economic activity in the wake of the first wave of COVID-19 will not have a negative impact on our business. The COVID-19 pandemic and mitigation measures have had an adverse impact on global economic conditions as well as the business climate in our primary consumer markets in the U.S. and Canada. Our business also depends to some extent on conditions in financial markets. We have determined that our customer purchasing patterns are influenced by economic factors including the health of the stock market. We have seen that previous downturns in the stock market have been correlated with a reduction in consumer demands for our products. The precise impact on our business from the disruption of financial markets and the weakening of overall economic conditions cannot be predicted with certainty. Uncertainties regarding the economic impact of COVID-19 have resulted in, and are likely to continue to result in, sustained impact on the economy. Our business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic and/or health risks.

Our operations and those of third parties on whom we depend are subject to risks of natural or man-made disasters, acts of war, civil unrest, terrorism or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural or man-made disasters or other similar events, including floods, hurricanes, earthquakes, widespread illness, fires, power outages, telecommunications failure, interruption of other utilities, industrial accidents, social or political unrest and riots. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of natural disasters and related matters that could disrupt our operations and adversely affect our results of operations including earthquakes, fires and power outages. Further, there is evidence that extreme weather, extended drought and shifting climate patterns may have affected the frequency and severity of wildfires in California. In addition, we will be subject to the risk of natural and man-made disasters in any of the regions in which we operate as we continue to expand our operations inside the United States and internationally. Many of our third party suppliers and vendors are also located in areas that may be affected by these or similar events. In addition, these kinds of factors including geopolitical, social or political unrest or public safety conditions may affect consumer behavior and spending and therefore could materially and adversely impact our business. Terrorist attacks or other hostilities, or threats thereof, in the United States or in other countries around the world, as well as future events occurring in response to or in connection with them, could result in reduced levels of consumer spending. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

We have experienced instances in which weather and other natural disasters including power outages related to the risks of wildfires have had an impact on our business. If we encounter difficulties associated with any of our facilities or if any of our facilities were to shut down for any reason, including as a result of a natural disaster, widespread illness, civil unrest, cyberattacks or a prolonged loss of power or telecommunications abilities, we could face shortages of inventory resulting in backorders, significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers and the inability to process orders in a timely manner or ship goods to our customers. In addition, inability to access key systems at our corporate headquarters and other facilities, including accounting, finance and payroll, for prolonged periods may adversely affect our business and lead to management distraction and an inability to attract and retain qualified personnel. Further, any significant interruption in the operation of our customer service centers could also reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

During the three months ended May 2, 2020, we repurchased the following shares of our common stock:

			Total Number of	Approximate Dollar
		Average	Shares Repurchased	Value of Shares That
		Purchase	as Part of Publicly	May Yet Be
	Number of	Price Per	Announced Plans or	Purchased Under the
	Shares (1)	Share	Programs (2)	Plans or Programs
				(in millions)
February 2, 2020 to February 29, 2020	—	$—	—	$450
March 1, 2020 to April 4, 2020	1,929	$111.59	—	$450
April 5, 2020 to May 2, 2020	2,070	$114.99	—	$450
Total	3,999		—
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects shares repurchased as part of the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 6, 2020, RH announced organizational changes and expense reductions in response to the business conditions resulting from the novel coronavirus (“COVID-19”) pandemic. These measures included (i) the temporary furlough of approximately 2,300 team members for an indeterminate period of time, (ii) the termination of approximately 440 additional jobs, and (iii) salary reductions for the substantial majority of management positions across the Company. During the three months ended May 2, 2020, RH incurred $4.1 million related to severance costs and related payroll taxes associated with the termination of associates and a reorganization undertaken in response to the impact of retail closures on our business.

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

Date: June 5, 2020	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2020	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: June 5, 2020	By:	/s/ Glenda Citragno
Glenda Citragno
SVP, Chief Accounting Officer
(Principal Accounting Officer)