Form 10-Q
period 2020-08-01
RH
filed 2020-09-10
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

or

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

As of September 4, 2020, 19,514,206 shares of the registrant’s common stock were outstanding.

RH

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	August 1,	February 1,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$17,387	$47,658
Accounts receivable—net	55,916	48,979
Merchandise inventories	487,639	438,696
Prepaid expense and other current assets	60,497	61,619
Total current assets	621,439	596,952
Property and equipment—net	1,053,435	967,599
Operating lease right-of-use assets	404,508	410,904
Goodwill	124,350	124,367
Tradenames, trademarks and domain names	66,863	86,022
Deferred tax assets	39,013	45,005
Other non-current assets	196,801	214,845
Total assets	$2,506,409	$2,445,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$340,266	$330,309
Deferred revenue and customer deposits	230,089	162,433
Convertible senior notes due 2020—net	—	290,532
Operating lease liabilities	63,866	58,924
Other current liabilities	150,759	140,714
Total current liabilities	784,980	982,912
Asset based credit facility	91,600	—
Equipment promissory notes—net	26,047	31,053
Convertible senior notes due 2023—net	275,837	266,658
Convertible senior notes due 2024—net	273,100	264,982
Non-current operating lease liabilities	406,012	409,930
Non-current finance lease liabilities	492,136	442,988
Other non-current obligations	28,206	28,520
Total liabilities	2,377,918	2,427,043
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of August 1, 2020 and February 1, 2020	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 19,485,843 shares issued and 19,485,826 shares outstanding as of August 1, 2020; 19,236,681 shares issued and outstanding as of February 1, 2020	2	2
Additional paid-in capital	444,378	430,662
Accumulated other comprehensive loss	(1,842)	(2,760)
Accumulated deficit	(314,042)	(409,253)
Treasury stock—at cost, 17 shares as of August 1, 2020 and no shares as of February 1, 2020	(5)	—
Total stockholders’ equity	128,491	18,651
Total liabilities and stockholders’ equity	$2,506,409	$2,445,694

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net revenues	$709,282	$706,514	$1,192,177	$1,304,935
Cost of goods sold	376,863	411,556	660,104	777,163
Gross profit	332,419	294,958	532,073	527,772
Selling, general and administrative expenses	195,851	190,977	360,052	355,158
Income from operations	136,568	103,981	172,021	172,614
Other expenses
Interest expense—net	19,418	24,513	39,047	45,631
Tradename impairment	—	—	20,459	—
Gain on extinguishment of debt	(152)	(954)	(152)	(954)
Total other expenses	19,266	23,559	59,354	44,677
Income before income taxes	117,302	80,422	112,667	127,937
Income tax expense	18,879	16,665	17,456	28,458
Net income	$98,423	$63,757	$95,211	$99,479
Weighted-average shares used in computing basic net income per share	19,386,115	18,465,876	19,314,479	19,221,367
Basic net income per share	$5.08	$3.45	$4.93	$5.18
Weighted-average shares used in computing diluted net income per share	26,564,705	22,324,112	25,383,730	23,629,050
Diluted net income per share	$3.71	$2.86	$3.75	$4.21

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net income	$98,423	$63,757	$95,211	$99,479
Net gains (losses) from foreign currency translation	3,290	490	918	(447)
Total comprehensive income	$101,713	$64,247	$96,129	$99,032

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended
				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—May 2, 2020	19,264,127	$2	$436,799	$(5,132)	$(412,465)	600	$(72)	$19,132
Stock-based compensation	—	—	6,755	—	—	—	—	6,755
Issuance of restricted stock	3,192	—	—	—	—	—	—	—
Vested and delivered restricted stock units	60,006	—	(6,437)	—	—	—	—	(6,437)
Exercise of stock options	158,518	—	7,328	—	—	—	—	7,328
Retirement of treasury stock	—	—	(72)	—	—	(600)	72	—
Settlement of convertible senior notes	1,131,645	—	(315,708)	—	—	(1,131,645)	315,708	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(1,131,662)	—	315,713	—	—	1,131,662	(315,713)	—
Net income	—	—	—	—	98,423	—	—	98,423
Net gains from foreign currency translation	—	—	—	3,290	—	—	—	3,290
Balances—August 1, 2020	19,485,826	$2	$444,378	$(1,842)	$(314,042)	17	$(5)	$128,491

Balances—May 4, 2019	18,357,816	$2	$362,986	$(3,270)	$(356,816)	2,170,196	$(250,275)	$(247,373)
Stock-based compensation	—	—	5,191	—	—	—	—	5,191
Issuance of restricted stock	7,014	—	—	—	—	—	—	—
Vested and delivered restricted stock units	80,400	—	(5,984)	—	—	—	—	(5,984)
Exercise of stock options	146,491	—	5,997	—	—	—	—	5,997
Retirement of treasury stock	—	—	(13,180)	—	(237,091)	(2,170,154)	250,271	—
Conversion of convertible senior notes	42	—	—	—	—	(42)	4	4
Net income	—	—	—	—	63,757	—	—	63,757
Net gains from foreign currency translation	—	—	—	490	—	—	—	490
Balances—August 3, 2019	18,591,763	$2	$355,010	$(2,780)	$(530,150)	—	$—	$(177,918)

	Six Months Ended
				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—February 1, 2020	19,236,681	$2	$430,662	$(2,760)	$(409,253)	—	$—	$18,651
Stock-based compensation	—	—	12,476	—	—	—	—	12,476
Issuance of restricted stock	3,192	—	—	—	—	—	—	—
Vested and delivered restricted stock units	70,292	—	(6,818)	—	—	—	—	(6,818)
Exercise of stock options	176,278	—	8,125	—	—	—	—	8,125
Repurchases of common stock	(600)	—	—	—	—	600	(72)	(72)
Retirement of treasury stock	—	—	(72)	—	—	(600)	72	—
Settlement of convertible senior notes	1,131,645	—	(315,708)	—	—	(1,131,645)	315,708	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(1,131,662)	—	315,713	—	—	1,131,662	(315,713)	—
Net income	—	—	—	—	95,211	—	—	95,211
Net gains from foreign currency translation	—	—	—	918	—	—	—	918
Balances—August 1, 2020	19,485,826	$2	$444,378	$(1,842)	$(314,042)	17	$(5)	$128,491

Balances—February 2, 2019	20,477,813	$2	$356,422	$(2,333)	$(392,538)	2,800	$(243)	$(38,690)
Stock-based compensation	—	—	10,779	—	—	—	—	10,779
Issuance of restricted stock	7,014	—	—	—	—	—	—	—
Vested and delivered restricted stock units	101,641	—	(6,234)	—	—	—	—	(6,234)
Exercise of stock options	172,649	—	7,223	—	—	—	—	7,223
Repurchases of common stock	(2,167,396)	—	—	—	—	2,167,396	(250,032)	(250,032)
Retirement of treasury stock	—	—	(13,180)	—	(237,091)	(2,170,154)	250,271	—
Conversion of convertible senior notes	42	—	—	—	—	(42)	4	4
Net income	—	—	—	—	99,479	—	—	99,479
Net losses from foreign currency translation	—	—	—	(447)	—	—	—	(447)
Balances—August 3, 2019	18,591,763	$2	$355,010	$(2,780)	$(530,150)	—	$—	$(177,918)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 1,	August 3,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,211	$99,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,212	52,510
Non-cash operating lease cost	31,355	33,227
Tradename impairment	20,459	—
Asset impairments	4,783	—
Loss on sale leaseback transaction	9,352	—
Amortization of debt discount	25,378	22,962
Accretion of debt discount upon settlement of debt	(84,003)	(70,482)
Stock-based compensation expense	12,689	10,993
Non-cash finance lease interest expense	11,729	11,186
Product recalls	4,780	(2,106)
Other non-cash items	2,404	1,297
Change in assets and liabilities:
Accounts receivable	(6,431)	(504)
Merchandise inventories	(48,984)	51,189
Prepaid expense and other assets	(10,307)	(2,882)
Landlord assets under construction—net of tenant allowances	(22,934)	(27,555)
Accounts payable and accrued expenses	(13,127)	(40,073)
Deferred revenue and customer deposits	67,647	12,987
Other current liabilities	8,777	3,179
Current and non-current operating lease liabilities	(18,388)	(44,513)
Other non-current obligations	(12,327)	(13,761)
Net cash provided by operating activities	128,275	97,133
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(47,531)	(25,283)
Investments in joint ventures	(3,050)	—
Proceeds from sale of assets	25,006	—
Net cash used in investing activities	(25,575)	(25,283)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	283,200	302,000
Repayments under asset based credit facility	(191,600)	(214,500)
Borrowings under term loans	—	320,000
Borrowings under promissory and equipment security notes	—	69,000
Repayments under promissory and equipment security notes	(5,408)	(4,993)
Debt issuance costs	—	(4,636)
Repayments of convertible senior notes	(215,846)	(278,560)
Principal payments under finance leases	(4,641)	(4,399)
Repurchases of common stock—including commissions	—	(250,032)
Proceeds from exercise of stock options	8,125	7,223
Tax withholdings related to issuance of stock-based awards	(6,818)	(6,234)
Payments under promissory notes related to share repurchases	—	(892)
Net cash used in financing activities	(132,988)	(66,023)
Effects of foreign currency exchange rate translation	17	(75)
Net increase (decrease) in cash and cash equivalents	(30,271)	5,752
Cash and cash equivalents
Beginning of period—cash and cash equivalents	$47,658	$5,803
End of period—cash and cash equivalents	$17,387	$11,555
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$19,978	$10,875
Landlord asset additions in accounts payable and accrued expenses at period-end	17,515	21,055
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	68,441	—
Shares issued on settlement of convertible senior notes	(315,708)	—
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	315,713	—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

RH, a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” or the “Company”), is a luxury home furnishings retailer that offers a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. These products are sold through our stores, catalogs and websites.

As of August 1, 2020, we operated a total of 68 RH Galleries and 38 RH outlet stores in 31 states, the District of Columbia and Canada, as well as 15 Waterworks showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of August 1, 2020, and the results of operations for the three and six months ended August 1, 2020 and August 3, 2019. Our current fiscal year, which consists of 52 weeks, ends on January 30, 2021 (“fiscal 2020”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the novel coronavirus disease (“COVID-19”) using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, intangible and other long-lived assets. Our current assessment of these estimates are included in our condensed consolidated financial statements as of and for the three and six months ended August 1, 2020 and August 3, 2019. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the “2019 Form 10-K”).

The results of operations for the three and six months ended August 1, 2020 and August 3, 2019 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the novel coronavirus disease as discussed in Recent Developments—COVID-19 below.

Recent Developments—COVID-19

The initial wave of the COVID-19 outbreak starting in March 2020 caused disruption to our business operations as we temporarily closed all of our retail locations on March 17, 2020. While our retail locations were substantially closed at the end of the first fiscal quarter on May 2, 2020, during the second fiscal quarter we have reopened substantially all of our retail locations. As of the end of the second fiscal quarter on August 1, 2020 we had reopened 66 out of 68 of our Galleries, all of our Outlets, and 8 out of 10 of our restaurants. In addition, our business has substantially recovered during the second fiscal quarter as a result of both the reopening of most of our retail locations and also due to strong consumer demand for our products.

Our global supply chain has not fully recovered from the impact of the COVID-19 dislocation. Despite the strong growth in consumer demand in our business during the second fiscal quarter, revenue growth has lagged the increase in customer orders. As manufacturing and inventory receipts catch up with this backlog, we expect this demand will convert into revenue in the next several quarters as our supply chain recalibrates to the new level of our business.

While we have continued to serve our customers and operate our business through the initial phase of the COVID-19 health crisis, and have now substantially reopened our retail locations in the U.S. and Canada, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for the fiscal year ending January 30, 2021.

In our initial response to the COVID-19 health crisis we undertook immediate adjustments to our business operations including curtailing expenses and delaying investments. Our approach to the crisis evolved quickly as our business trends substantially improved during the second fiscal quarter. We will continue to make decisions regarding the sources and uses of capital in our business to reflect and adapt to changes in market conditions including any lasting effects of COVID-19. While we deferred some capital expenditures and other expenses in response to the initial circumstances of the COVID-19 health crisis, we are continuing both long term investments and shorter term initiatives necessary to support our business and the recent increase in consumer demand.

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

We adopted the ASU as of February 2, 2020 using a prospective method. We capitalize implementation costs related to hosted arrangements, which typically include three-year service terms with additional renewal periods generally ranging from one to three years. The related assets are recorded within other non-current assets on our condensed consolidated balance sheets, net of accumulated amortization for assets placed in service. The amortization of assets placed in service is recorded in either cost of goods sold or selling, general and administrative expenses, consistent with the costs of the hosting arrangement, on the condensed consolidated statements of income on a straight-line basis over the term of the hosting arrangement, which includes reasonably certain renewal periods. The adoption of the ASU did not have a material effect on our condensed consolidated financial statements. Refer to Note 3—Prepaid Expense and Other Assets.

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

Accounts receivable consist primarily of receivables from our credit card processors for sales transactions, receivables related to our contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for doubtful accounts as a result of the assessment of the collectability of customer accounts, which is recorded by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $3.0 million and $2.2 million as of August 1, 2020 and February 1, 2020, respectively.

We adopted the ASUs as of February 2, 2020 using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings. We did not recognize a cumulative-effect adjustment upon adoption as the adoption of the ASUs did not have a material effect on our condensed consolidated financial statements.

Income Taxes

In December 2019, the FASB issued Accounting Standards Update 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We will adopt this standard in the first quarter of fiscal 2021 and are currently evaluating the effects that the adoption of this ASU will have on our consolidated financial statements.

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued Accounting Standards Update 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, we will not separately present in equity an embedded conversion feature of such debt. Instead, we will account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. We are currently evaluating the effects that the adoption of this ASU will have on our consolidated financial statements, including the timing and adoption approach.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	August 1,	February 1,
	2020	2020
Prepaid expense and other current assets	$29,625	$30,875
Capitalized catalog costs	13,128	13,740
Vendor deposits	12,518	11,258
Right of return asset for merchandise	5,226	5,746
Total prepaid expense and other current assets	$60,497	$61,619

Other non-current assets consist of the following (in thousands):

	August 1,	February 1,
	2020	2020
Landlord assets under construction	$109,549	$138,315
Deposits on asset under construction	60,000	60,000
Promissory note receivable, including interest	5,479	5,354
Other deposits	5,289	5,157
Investments in joint ventures (Note 5)	3,050	—
Deferred financing fees	2,063	2,602
Other non-current assets	11,371	3,417
Total other non-current assets	$196,801	$214,845

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND DOMAIN NAMES

The following sets forth the goodwill, tradenames, trademarks and domain names activity for the RH Segment and Waterworks (See Note 17—Segment Reporting), for the six months ended August 1, 2020 (in thousands):

				Foreign
	February 1,			Currency	August 1,
	2020	Acquisition	Impairment (1)	Translation	2020
RH Segment
Goodwill	$124,367	$—	$—	$(17)	$124,350
Tradenames, trademarks and domain names	48,563	1,300	—	—	49,863

Waterworks (1)
Tradename (2)	37,459	—	(20,459)	—	17,000
(1)	Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million of impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	Presented net of an impairment charge of $35.1 million, with $20.5 million recorded in the first quarter of fiscal 2020 and $14.6 million recorded in fiscal 2018.

Waterworks Tradename Impairment

During the first quarter of fiscal 2020, as a result of the COVID-19 health crisis and related Showroom closures and slowdown in construction activity, management updated the long-term financial projections for the Waterworks reporting unit which resulted in a significant decrease in forecasted revenues and profitability. We performed an interim impairment test on the Waterworks tradename and the estimated future cash flows of the Waterworks reporting unit indicated the fair value of the tradename asset was below its carrying amount. We determined fair value utilizing a discounted cash flow methodology under the relief-from-royalty method. Significant assumptions under this method include forecasted net revenues and the estimated royalty rate, expressed as a percentage of revenues, in addition to the discount rate based on the weighted-average cost of capital. Based on the impairment test performed, we concluded that the Waterworks reporting unit tradename was impaired as of the first quarter of fiscal 2020.

As a result, we recognized a $20.5 million non-cash impairment charge for the Waterworks reporting unit tradename during the first quarter of fiscal 2020, and the carrying value of the Waterworks indefinite-lived tradename asset after the impairment charge was $17.0 million.

NOTE 5—INVESTMENTS IN JOINT VENTURES

During the second quarter of fiscal 2020, we entered into transactions whereby we became a 50 percent member of two privately held limited liability companies (the “JVs”) that each have the purpose of acquiring, constructing, developing and ultimately selling certain specified real estate projects. The JVs are financed by capital contributions from the members on an as-needed basis, as well as via third-party debt secured by the underlying real estate projects and guaranteed by a member other than us. The JVs are considered variable interest entities because the equity investment at risk is not sufficient to permit the JV’s to finance their activities without additional financial support. A variable interest entity is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the variable interest entity. As we do not have a controlling financial interest in the JVs but have the ability to exercise significant influence over the operating and financial policies of the JVs, we recognized these investments using the equity method.

As of August 1, 2020, we had $3.1 million of investments in the JVs, which is included in other non-current assets on the condensed consolidated balance sheets.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	August 1,	February 1,
	2020	2020
Accounts payable	$182,944	$180,714
Accrued compensation	59,218	64,659
Accrued freight and duty	21,620	25,170
Accrued sales taxes	21,327	19,618
Accrued occupancy	14,086	12,067
Deferred consideration for asset purchase	13,739	—
Accrued catalog costs	6,346	8,267
Accrued professional fees	4,810	4,381
Other accrued expenses	16,176	15,433
Total accounts payable and accrued expenses	$340,266	$330,309

Other current liabilities consist of the following (in thousands):

	August 1,	February 1,
	2020	2020
Promissory notes on asset under construction	$53,000	$53,000
Current portion of equipment promissory notes	22,235	22,009
Allowance for sales returns	18,795	19,206
Unredeemed gift card and merchandise credit liability	17,597	16,625
Federal and state taxes payable	15,198	13,591
Finance lease liabilities	14,117	9,188
Product recall reserve	6,429	2,055
Other current liabilities	3,388	5,040
Total other current liabilities	$150,759	$140,714

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue, customer deposits and deferred membership fees as of August 1, 2020 will be recognized within the next six months (with the exception of cancelled orders) as the performance obligations are satisfied.

In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards and merchandise credits. During the three months ended August 1, 2020 and August 3, 2019, we recognized $6.5 million and $4.6 million, respectively, of revenue related to previous deferrals related to our gift cards and merchandise credits. During the six months ended August 1, 2020 and August 3, 2019, we recognized $10.6 million and $9.3 million, respectively, of revenue related to previous deferrals related to our gift cards and merchandise credits. During the three months ended August 1, 2020 and August 3, 2019, we recorded gift card breakage of $0.2 million and $0.4 million, respectively. During both the six months ended August 1, 2020 and August 3, 2019, we recorded gift card breakage of $0.8 million. We expect that approximately 70% of the remaining gift card and merchandise credit liabilities as of August 1, 2020 will be recognized within the next twelve months as the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	August 1,	February 1,
	2020	2020
Notes payable for share repurchases	$18,813	$18,741
Rollover units and profit interests (1)	3,277	3,064
Unrecognized tax benefits	3,098	3,020
Other non-current obligations	3,018	3,695
Total other non-current obligations	$28,206	$28,520
(1)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 15—Stock-Based Compensation.

NOTE 8—LEASES

Lease costs—net consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Operating lease cost (1)	$20,181	$23,259	$40,907	$42,376

Finance lease costs
Amortization of leased assets (1)	10,125	9,235	19,713	18,087
Interest on lease liabilities (2)	5,948	5,672	11,729	11,186

Variable lease costs (3)	3,920	5,791	7,480	11,398
Sublease income (4)	(2,119)	(1,507)	(4,694)	(4,789)
Total lease costs—net	$38,055	$42,450	$75,135	$78,258
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2019 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $2.2 million and $3.5 million for the three months ended August 1, 2020 and August 3, 2019, respectively, and $4.2 million and $6.8 million for the six months ended August 1, 2020 and August 3, 2019, respectively. Other variable costs include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset were not material for the periods reported.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		August 1,	February 1,
		2020	2020
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$404,508	$410,904
Finance leases (1)(2)	Property and equipment—net	732,047	642,117
Total lease right-of-use assets		$1,136,555	$1,053,021

Liabilities
Current (3)
Operating leases	Operating lease liabilities	$63,866	$58,924
Finance leases	Other current liabilities	14,117	9,188
Total lease liabilities—current		77,983	68,112

Non-current
Operating leases	Non-current operating lease liabilities	406,012	409,930
Finance leases	Non-current finance lease liabilities	492,136	442,988
Total lease liabilities—non-current		898,148	852,918
Total lease liabilities		$976,131	$921,030
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $112.0 million and $92.3 million as of August 1, 2020 and February 1, 2020, respectively.

(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

The maturities of lease liabilities are as follows as of August 1, 2020 (in thousands):

Fiscal year	Operating Leases	Finance Leases	Total
Remainder of fiscal 2020	$41,441	$19,253	$60,694
2021	75,412	38,591	114,003
2022	64,215	39,009	103,224
2023	58,766	39,423	98,189
2024	54,712	39,910	94,622
2025	54,447	41,135	95,582
Thereafter	218,467	594,040	812,507
Total lease payments (1)(2)	567,460	811,361	1,378,821
Less—imputed interest (3)	(97,582)	(305,108)	(402,690)
Present value of lease liabilities	$469,878	$506,253	$976,131
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $660.4 million of legally binding payments under the noncancellable term for leases signed but not yet commenced as of August 1, 2020, of which $319.6 million is contingent upon certain approvals by local government authorities.
(2)	Excludes future commitments under short-term lease agreements of $1.6 million as of August 1, 2020.
(3)	Calculated using the incremental borrowing rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	Six Months Ended
	August 1,	August 3,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	9.0	8.9
Finance leases	18.8	18.9

Weighted-average discount rate
Operating leases	3.91%	3.81%
Finance leases	5.04%	5.26%

Other information related to leases consists of the following (in thousands):

	Six Months Ended
	August 1,	August 3,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(26,413)	$(53,670)
Operating cash flows from finance leases	(6,767)	(11,186)
Financing cash flows from finance leases	(4,641)	(4,399)
Total cash outflows from leases	$(37,821)	$(69,255)

Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$27,880	$17,997
Finance leases	57,286	13,839

Sale-Leaseback Transaction

In July 2020, we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $25.5 million, which qualified for sale-leaseback accounting in accordance with ASC 842. Concurrently with the sale, we entered into an operating leaseback arrangement with an initial lease term of 20 years and a renewal option for an additional 10 years. We recognized a loss related to the execution of the sale transaction of $9.4 million in the three months ended August 1, 2020, which was recorded in selling, general and administrative expenses on the condensed consolidated statements of income.

Long-lived Asset Impairment

During the first quarter of fiscal 2020, we recognized long-lived asset impairment charges of $3.5 million related to one RH Baby & Child Gallery and one Waterworks showroom, comprised of lease right-of-use asset impairment of $2.0 million and property and equipment impairment of $1.5 million.

NOTE 9—CONVERTIBLE SENIOR NOTES

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

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 1, 2020, none of these conditions have occurred and, as a result, the 2024 Notes were not convertible as of August 1, 2020. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the condensed consolidated balance sheets. During the three months ended August 1, 2020, we recorded $0.1 million related to the amortization of debt issuance costs related to the 2024 Notes. During the six months ended August 1, 2020 we recorded $0.3 million related to the amortization of debt issuance costs related to the 2024 Notes.

The carrying value of the 2024 Notes, excluding the discounts upon original issuance and third party offering costs, is as follows (in thousands):

	August 1,	February 1,
	2020	2020
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(73,839)	(81,634)
Net carrying amount	$276,161	$268,366
Equity component (1)	$87,252	$87,252
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $3.9 million and $7.8 million for the amortization of the debt discount related to the 2024 Notes during the three and six months ended August 1, 2020, respectively.

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

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. As of August 1, 2020, none of these conditions have occurred and, as a result, the 2023 Notes were not convertible as of August 1, 2020. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During both the three months ended August 1, 2020 and August 3, 2019, we recorded $0.3 million related to the amortization of debt issuance costs. During both the six months ended August 1, 2020 and August 3, 2019, we recorded $0.5 million related to the amortization of debt issuance costs.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	August 1,	February 1,
	2020	2020
Liability component
Principal	$335,000	$335,000
Less: Debt discount	(56,036)	(64,729)
Net carrying amount	$278,964	$270,271
Equity component (1)	$90,990	$90,990
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $4.4 million and $4.1 million for the amortization of the debt discount related to the 2023 Notes during the three months ended August 1, 2020 and August 3, 2019, respectively. We recorded interest expense of $8.7 million and $8.2 million for the amortization of the debt discount related to the 2023 Notes during the six months ended August 1, 2020 and August 3, 2019, respectively.

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

$300 million 0.00% Convertible Senior Notes due 2020

In June 2015, we issued in a private offering $250 million principal amount of 0.00% convertible senior notes due 2020 and, in July 2015, we issued an additional $50 million principal amount pursuant to the exercise of the overallotment option granted to the initial purchasers as part of our June 2015 offering (collectively, the “2020 Notes”). The 2020 Notes were governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2020 Notes did not bear interest, except that the 2020 Notes were subject to “special interest” in certain limited circumstances in the event of our failure to perform certain of our obligations under the indenture governing the 2020 Notes. The 2020 Notes were unsecured obligations and did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events were also considered “events of default” under the 2020 Notes, which could have resulted in the acceleration of the maturity of the 2020 Notes, as described in the indenture governing the 2020 Notes. The 2020 Notes were guaranteed by our primary operating subsidiary, Restoration Hardware, Inc., as Guarantor. The 2020 Notes matured on July 15, 2020.

The initial conversion rate applicable to the 2020 Notes was 8.4656 shares of common stock per $1,000 principal amount of 2020 Notes, which was equivalent to an initial conversion price of approximately $118.13 per share. The conversion rate was subject to adjustment upon the occurrence of certain specified events, but was not adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a “make-whole fundamental change” as defined in the indenture governing the 2020 Notes, we would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elected to convert its 2020 Notes in connection with such make-whole fundamental change.

Prior to March 15, 2020, the 2020 Notes were convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of

2020 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied during the calendar quarter ended December 31, 2019 and, accordingly, holders were eligible to convert their 2020 Notes during the calendar quarter ending March 31, 2020. In addition, on and after March 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could convert all or a portion of their 2020 Notes at any time.

Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the 2020 Notes, we separated the 2020 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the 2020 Notes and the fair value of the liability component of the 2020 Notes. The debt discount was amortized to interest expense using an effective interest rate of 6.47% over the expected life of the 2020 Notes. The equity component was not remeasured as it continued to meet the conditions for equity classification.

Debt issuance costs related to the 2020 Notes were comprised of discounts upon original issuance of $3.8 million and third party offering costs of $2.3 million. In accounting for the debt issuance costs related to the issuance of the 2020 Notes, we allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were amortized to interest expense using the effective interest method over the expected life of the 2020 Notes, and debt issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

Discounts and third party offering costs attributable to the liability component were recorded as a contra-liability and were presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. During both the three months ended August 1, 2020 and August 3, 2019, we recorded $0.3 million related to the amortization of debt issuance costs. During both the six months ended August 1, 2020 and August 3, 2019, we recorded $0.6 million related to the amortization of debt issuance costs.

In May 2020, $9.4 million in aggregate principal amount of 2020 Notes were converted at the option of the noteholders. We paid $9.2 million in cash and delivered 14,927 shares of common stock to settle the converted 2020 Notes. As a result, we recognized a gain on extinguishment of the liability component of $0.2 million in the three months ended August 1, 2020. We also received 14,927 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2020 Notes as described below, and therefore, on a net basis did not issue any shares of our common stock in respect to such settlement of the 2020 Notes.

In July 2020, upon the maturity of the 2020 Notes, the remaining $290.6 million in aggregate principal amount of the 2020 Notes were converted at the option of the noteholders. We paid $290.6 million in cash and delivered 1,116,718 shares of common stock to settle the converted 2020 Notes. No gain or loss arose on extinguishment of the liability component. We also received 1,116,735 shares of common stock from the exercise of the remainder of the convertible bond hedge we purchased concurrently with the issuance of the 2020 Notes as described below, and therefore, on a net basis received 17 shares of our common stock (which were recorded as treasury stock within the condensed consolidated statements of stockholders’ equity) in respect to such settlement of the 2020 Notes.

As of August 1, 2020, the 2020 Notes are no longer outstanding. As of February 1, 2020, the carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, was as follows (in thousands):

February 1,
2020
Liability component
Principal	$300,000
Less: Debt discount	(8,890)
Net carrying amount	$291,110
Equity component (1)	$84,003
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $4.2 million and $4.5 million for the amortization of the debt discount related to the 2020 Notes during the three months ended August 1, 2020 and August 3, 2019, respectively. We recorded interest expense of $8.9 million for the amortization of the debt discount related to the 2020 Notes during both the six months ended August 1, 2020 and August 3, 2019.

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, we entered into convertible note hedge transactions whereby we had the option to purchase a total of approximately 2.540 million shares of our common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was approximately $68.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 2.540 million shares of our common stock at a strike price of $189.00 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 5.1 million shares of common stock (which cap may also be subject to adjustment). We received approximately $30.4 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants were intended to offset any actual earnings dilution from the conversion of the 2020 Notes until our common stock is above approximately $189.00 per share. As these transactions met certain accounting criteria, the convertible note hedges and warrants were recorded in stockholders’ equity, not accounted for as derivatives and not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

As a result of the operation of the bond hedge in connection with the maturity of the 2020 Notes, we were not required to issue any new shares to settle the notes as these shares were delivered to us under the terms of the bond hedge. The bond hedge was exercised in connection with the maturity date of the 2020 Notes. The warrants will expire through January 2021. To the extent they are exercised prior to expiration, the warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants.

We recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in non-current deferred tax assets on the condensed consolidated balance sheets. There is no deferred tax asset or liability remaining as of August 1, 2020 due to the maturity of the 2020 Notes.

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows (in thousands):

	August 1,			February 1,
	2020			2020
	Outstanding	Unamortized Debt	Net Carrying	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount	Amount	Issuance Costs	Amount
Asset based credit facility (1)	$91,600	$—	$91,600	$—	$—	$—
Equipment promissory notes (2)	48,523	(240)	48,283	53,372	(310)	53,062
Total credit facilities	$140,123	$(240)	$139,883	$53,372	$(310)	$53,062
(1)	Deferred financing fees associated with the asset based credit facility as of August 1, 2020 and February 1, 2020 were $2.1 million and $2.6 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of June 28, 2022.
(2)	Represents total equipment security notes secured by certain of our property and equipment, of which $22.2 million outstanding was included in other current liabilities on the condensed consolidated balance sheets. The remaining $26.3 million outstanding, included in other non-current obligations on the condensed consolidated balance sheets, has principal payments due of $11.5 million, $13.6 million and $1.2 million in fiscal 2021, fiscal 2022 and fiscal 2023, respectively.

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

In addition, under the Credit Agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the lesser of (x) the domestic revolving commitments under the Credit Agreement and (y) the domestic revolving borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one. As of August 1, 2020, Restoration Hardware, Inc. was in compliance with all applicable financial covenants of the Credit Agreement.

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

As of August 1, 2020, we had $91.6 million outstanding borrowings under the revolving credit facility portion of the Credit Agreement. The availability of credit at any given time under the Credit Agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of August 1, 2020 was $259.2 million, net of $14.5 million in outstanding letters of credit.

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

NOTE 11—FAIR VALUE MEASUREMENTS

Certain financial assets and liabilities are required to be carried at fair value. Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In determining the fair value, we utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, which would maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs of the valuation technique.

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

	August 1,		February 1,
	2020		2020
	Fair	Carrying	Fair	Carrying
	Value	Value (1)	Value	Value (1)
Convertible senior notes due 2020 (2)	$—	$—	$295,573	$291,110
Convertible senior notes due 2023	276,106	278,964	272,623	270,271
Convertible senior notes due 2024	251,670	276,161	255,849	268,366
(1)	Carrying value represents the principal amount less the equity component of the 2020 Notes, 2023 Notes and 2024 Notes classified in stockholders’ equity, and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.
(2)	The 2020 Notes matured on July 15, 2020.

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

Fair Value Measurements—Non-Recurring

The fair value of the Waterworks reporting unit tradename was determined based on unobservable (Level 3) inputs and valuation techniques, as discussed in Note 4—Goodwill, Trademarks, Trademarks and Domain Names and in “Impairment” within Note 3—Significant Accounting Policies in the 2019 Form 10-K.

NOTE 12—INCOME TAXES

We recorded income tax expense of $18.9 million and $16.7 million in the three months ended August 1, 2020 and August 3, 2019, respectively. We recorded income tax expense of $17.5 million and $28.5 million in the six months ended August 1, 2020 and August 3, 2019, respectively. The effective tax rate was 16.1% and 20.7% for the three months ended August 1, 2020 and August 3, 2019, respectively. The effective tax rate was 15.5% and 22.2% for the six months ended August 1, 2020 and August 3, 2019, respectively. The decrease in the effective tax rate for both the three months ended August 1, 2020 as compared to the three months August 3, 2019 and the six months ended August 1, 2020 as compared to the six months ended August 3, 2019 is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in 2020 as compared to 2019.

As of August 1, 2020, we had $8.7 million of unrecognized tax benefits, of which $7.9 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of August 1, 2020, we had $6.3 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 13—NET INCOME PER SHARE

The weighted-average shares used for net income per share are as follows:

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Weighted-average shares—basic	19,386,115	18,465,876	19,314,479	19,221,367
Effect of dilutive stock-based awards	5,205,159	3,858,236	4,787,988	4,165,391
Effect of dilutive convertible senior notes (1)	1,973,431	—	1,281,263	242,292
Weighted-average shares—diluted	26,564,705	22,324,112	25,383,730	23,629,050
(1)	The 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices of $118.13 per share, $193.65 per share and $211.40 per share, respectively. The 2020 Notes terminated on July 15, 2020 and did not have an impact on our dilutive share count post-termination. The warrants associated with our 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices of $189.00 per share, $309.84 per share and $338.24 per share, respectively. The warrants associated with our 2020 Notes expire through January 2021. Refer to Note 9—Convertible Senior Notes.

Dilutive options of 800,854 and 717,627 were excluded from the calculation of diluted net income per share for the three months ended August 1, 2020 and August 3, 2019, respectively, because their inclusion would have been anti-dilutive. Dilutive options of 521,717 and 590,567 were excluded from the calculation of diluted net income per share for the six months ended August 1, 2020 and August 3, 2019, respectively, because their inclusion would have been anti-dilutive.

NOTE 14—SHARE REPURCHASES AND SHARE RETIREMENTS

Share Repurchase Program

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700.0 million, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700.0 million authorization amount was replenished by the Board of Directors on March 25, 2019 (as replenished, the “$950 Million Repurchase Program”). We did not make any repurchases under this program during the six months ended August 1, 2020. During the first half of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million under this share repurchase program. As of August 1, 2020, there was $450.0 million remaining for future share repurchases under this program.

Share Repurchases Under Equity Plans

As of August 1, 2020 and February 1, 2020, the aggregate unpaid principal amount of the notes payable for share repurchases was $18.8 million and $18.7 million, respectively, which were included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended August 1, 2020 and August 3, 2019, we recorded interest expense on the outstanding notes of $0.3 million. During both the six months ended August 1, 2020 and August 3, 2019, we recorded interest expense on the outstanding notes of $0.5 million.

Of the $18.8 million and $18.7 million notes payable for share repurchases outstanding as of August 1, 2020 and February 1, 2020, $15.5 million is related to a promissory note due to a current board member.

Share Retirements

In the first half of fiscal 2020, we retired 600 shares of our common stock related to shares we had repurchased under equity plans. As a result of this retirement, we reclassified a total of $0.1 million from treasury stock to additional paid-in capital on the condensed consolidated balance sheets and on the condensed consolidated statements of stockholders’ equity (deficit) as of August 1, 2020.

In the first half of fiscal 2019, we retired 2,170,154 shares of our common stock related to shares we had repurchased under the $950 Million Repurchase Program. As a result of this retirement, we reclassified a total of $250.3 million from treasury stock, of which $13.2 million was allocated to additional paid-in capital and $237.1 million was allocated to retained earnings (accumulated deficit) on the condensed consolidated balance sheets as of February 1, 2020 and on the condensed consolidated statements of stockholders’ equity (deficit) as of August 3, 2019.

NOTE 15—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $6.9 million and $5.3 million during the three months ended August 1, 2020 and August 3, 2019, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. We recorded stock-based compensation expense of $12.7 million and $11.0 million during the six months ended August 1, 2020 and August 3, 2019, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of August 1, 2020, 7,697,037 options were outstanding with a weighted-average exercise price of $69.34 per share and 5,954,467 options were vested with a weighted-average exercise price of $53.83 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of August 1, 2020 was $1,678.6 million, $1,596.4 million, and $1,391.0 million, respectively. Stock options exercisable as of August 1, 2020 had a weighted-average remaining contractual life of 3.9 years. As of August 1, 2020, the total unrecognized compensation expense related to unvested options was $75.9 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.79 years.

As of August 1, 2020, we had 100,010 restricted stock units outstanding with a weighted-average grant date fair value of $46.63 per share. During the three months ended August 1, 2020, 86,650 restricted stock units vested with a weighted-average grant date and vest date fair value of $49.67 per share. During the six months ended August 1, 2020, 100,575 restricted stock units vested with a weighted-average grant date and vest date fair value of $52.29 per share. As of August 1, 2020, there was $3.6 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 1.19 years.

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Appreciation Rights is determined based on an option-pricing model (“OPM”). We did not record any expense related to the Appreciation Rights during both the three and six months ended August 1, 2020 and August 3, 2019. As of both August 1, 2020 and February 1, 2020, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. For both the three months ended August 1, 2020 and August 3, 2019, we recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. For both the six months ended August 1, 2020 and August 3, 2019, we recorded $0.2 million related to the Profit Interests. As of August 1, 2020 and February 1, 2020, the liability associated with the Profit Interests was $1.8 million and $1.6 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of August 1, 2020.

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

As a result of the court approval and adjudication of the claims in 2019, as well as our insurance carriers funding the settlement amount, we have derecognized the provision for legal settlement and unpaid legal fees within other current liabilities and the associated litigation insurance recovery receivable on the condensed consolidated balance sheets as of August 1, 2020, which settlement resolved all of the claims that were or could have been brought in the action.

Shareholder Derivative Lawsuit

On April 24, 2018, purported Company shareholder David Magnani filed a purported shareholder derivative suit in the United States District Court, Northern District of California, captioned Magnani v. Friedman et al. (No. 18-cv-02452). On June 29, 2018, Hosrof Izmirliyan filed a similar purported shareholder derivative complaint in the same forum, captioned Izmirliyan v. Friedman et al. (No. 18-cv-03930). On July 29, 2018, the court consolidated both derivative actions, and the consolidated action is captioned In re RH Shareholder Derivative Litigation. On August 24, 2018, plaintiffs filed an amended complaint that names the Company as a nominal defendant and Gary Friedman, Karen Boone, Carlos Alberini, Keith Belling, Eri Chaya, Mark Demilio, Katie Mitic, Ali Rowghani and Leonard Schlesinger as defendants. The allegations substantially track those in the securities class action described above. Plaintiffs bring claims against all individual defendants under Section 14(a) of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The plaintiffs also allege insider trading and misappropriation of information claims against two of the individual defendants. The amended complaint seeks monetary damages, corporate governance changes, restitution, and an award of costs and attorneys’ fees. We believe that plaintiffs lack standing to bring this derivative action. On September 28, 2018, we filed a motion to stay proceedings and a motion to dismiss the consolidated complaint. On January 23, 2019, the court granted the motion to stay the case pending resolution of the securities class action discussed above. On March 19, 2020, the parties reached an agreement in principle to settle the litigation and subsequently entered into a stipulation of settlement that was preliminarily approved by the Court on August 3, 2020. The settlement involves certain non-monetary terms as well as payment of the plaintiffs’ attorneys’ legal fees, which payment is expected to be funded by our insurance carriers. The Court will hold a final settlement hearing on October 6, 2020.

NOTE 17—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the Chief Operating Decision Maker (the “CODM”), which we have determined is our Chief Executive Officer. We have two operating segments: RH Segment and Waterworks. The two operating segments include all sales channels accessed by our customers, including sales through catalogs, websites, stores, and the commercial channel.

Our two operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared management team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

We use operating income to evaluate segment profitability. Operating income is defined as net income before interest expense—net, tradename impairment and income tax expense.

Segment Information

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Three Months Ended
	August 1,			August 3,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$681,387	$27,895	$709,282	$672,328	$34,186	$706,514
Gross profit	320,481	11,938	332,419	280,469	14,489	294,958
Depreciation and amortization	24,234	1,108	25,342	24,170	1,151	25,321

	Six Months Ended
	August 1,			August 3,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$1,136,344	$55,833	$1,192,177	$1,236,034	$68,901	$1,304,935
Gross profit	508,243	23,830	532,073	498,412	29,360	527,772
Depreciation and amortization	47,951	2,261	50,212	50,174	2,336	52,510

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	August 1,			February 1,
	2020			2020
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$124,350	$—	$124,350	$124,367	$—	$124,367
Tradenames, trademarks and domain names (2)	49,863	17,000	66,863	48,563	37,459	86,022
Total assets	2,382,857	123,552	2,506,409	2,301,823	143,871	2,445,694
(1)	The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35.1 million, of which $20.5 million was recorded in the first quarter of fiscal 2020 and $14.6 million was recorded in fiscal 2018. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Trademarks, Trademarks and Domain Names.

We use segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) asset impairments and change in useful lives, (ii) loss on sale leaseback transaction, (iii) severance costs associated with reorganizations, (iv) product recall accruals and adjustments—net and (v) favorable legal settlements, net of legal expenses. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and management review.

The following table presents segment operating income and income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Operating income:
RH Segment	$153,350	$104,093	$202,867	$173,493
Waterworks	1,573	920	123	2,014
Asset impairments and change in useful lives	(1,339)	(2,545)	(9,810)	(6,021)
Loss on sale leaseback transaction	(9,352)	—	(9,352)	—
Reorganization related costs	(2,884)	—	(7,027)	—
Recall accrual	(4,780)	320	(4,780)	1,935
Legal settlements	—	1,193	—	1,193
Income from operations	136,568	103,981	172,021	172,614
Interest expense—net	19,418	24,513	39,047	45,631
Tradename impairment	—	—	20,459	—
Gain on extinguishment of debt	(152)	(954)	(152)	(954)
Income before income taxes	$117,302	$80,422	$112,667	$127,937

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as hospitality. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Furniture	$488,303	$485,639	$805,082	$882,337
Non-furniture	220,979	220,875	387,095	422,598
Total net revenues	$709,282	$706,514	$1,192,177	$1,304,935

We are domiciled in the United States and primarily operate our retail and outlet stores in the United States. As of August 1, 2020, we operated 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% of our revenues in the three or six months ended August 1, 2020 or August 3, 2019.

NOTE 18—SUBSEQUENT EVENT

On August 28, 2020, we completed the acquisition of a home furnishings brand for a preliminary purchase price of $20 million. Due to the close proximity of the acquisition date to the filing date of our Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2020, the initial accounting for this business combination is incomplete, and therefore we are unable to disclose certain information in accordance with ASC 805—Business Combinations. Such information will be included in our Quarterly Report on Form 10-Q for the quarterly period ending October 31, 2020.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, our Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020 (“First Quarter Form 10-Q”) and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“2019 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our First Quarter Form 10-Q and in our 2019 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. Our retail business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books, and websites. We have an integrated RH Hospitality experience in ten of our new Design Gallery locations, which include restaurants and wine vaults.

As of August 1, 2020, we operated the following number of retail Galleries, outlets and showrooms:

Count
RH
Design Galleries	24
Legacy Galleries	38
Modern Galleries	2
Baby & Child and Teen Galleries	4
Total Galleries	68
Outlets	38

Waterworks Showrooms	15

The initial wave of the novel coronavirus disease (“COVID-19”) outbreak starting in March 2020 caused disruption to our business operations as we temporarily closed all of our retail locations on March 17, 2020. While our retail locations were substantially closed at the end of the first fiscal quarter on May 2, 2020, during the second fiscal quarter we have reopened substantially all of our retail locations. As of the end of the second fiscal quarter on August 1, 2020 we had reopened 66 out of 68 of our Galleries, all of our Outlets, and 8 out of 10 of our restaurants. In addition, our business has substantially recovered during the second fiscal quarter as a result of both the reopening of most of our retail locations and also due to strong consumer demand for our products.

As our business has strengthened during the second fiscal quarter, the reduction in inventory receipts together with dislocations in our supply chain has resulted in some delays in our ability to convert business demand into shipped sales. Our global supply chain has not fully recovered from the impact of the COVID-19 dislocation. Despite the strong growth in consumer demand in our business during the second fiscal quarter, revenue growth has lagged the increase in customer orders. As manufacturing and inventory receipts catch up with this backlog, we expect this demand will convert into revenue in the next several quarters as our supply chain recalibrates to the new level of our business.

While we have continued to serve our customers and operate our business through the initial phase of the COVID-19 health crisis, and have now substantially reopened our retail locations in the U.S. and Canada, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for the fiscal year ending January 30, 2021.

The COVID-19 pandemic may continue to have an adverse impact on elements of our supply chain including the manufacture, supply, distribution, transportation and delivery of our products and our inventory levels. The presence of the virus and the response to the health crisis in various countries can affect the speed at which the factories that manufacture our products are able to resume normal operations and production levels, and the extent to which business conditions are able to return to normal in areas that affect our supply chain including factories and transportation. Furthermore, our hospitality business may not recover as quickly as other parts of our business, as in most of our retail locations that have reopened, substantial operational restrictions related to COVID-19 health and safety considerations, for example limits to seating capacity, have been imposed on such business by various governmental authorities. Such operational restrictions may cause our hospitality offerings to be less attractive to customers or may lower its margins and profitability.

In our initial response to the COVID-19 health crisis we undertook immediate adjustments to our business operations including curtailing expenses and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second fiscal quarter.

While we are pursuing a large number of new business initiatives, the COVID-19 health crisis has had a short-term impact on some of those efforts and initiatives such as the timing of some construction efforts with respect to opening new Gallery locations and optimizing our inventory in light of Outlet inventory buildup resulting from our temporary retail closures. For example, while we have generally experienced positive and improving business trends during the second quarter of fiscal 2020, counterparties with respect to some of our Gallery development projects may experience capital or liquidity constraints due to COVID-19 related difficulties, which may impact the timing or scope of some of our development projects. The impact of COVID-19 abroad, including travel restrictions imposed by various countries, may affect certain aspects of our planned international expansion. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our investments in various business initiatives including our capital expenditures over the course of fiscal 2020.

We will continue to closely manage our expenses and investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to the impact of COVID-19. While we have taken measures to defer some capital expenditures and other expenses in response to the COVID-19 health crisis, we expect to resume those investments as and to the extent that conditions for our business continue to improve during the COVID-19 crisis. For more information, refer to Item 1A—Risk Factors—The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate in Part II of this quarterly report.

Key Value Driving Strategies

In order to drive growth across our business, we are focused on a number of key long-term strategies, including:

●	Elevate and Expand RH Product. Consistent with our luxury brand positioning, we are driving improvements in our product offering as one of the key value driving strategies of our business. While we have expanded our merchandise assortment substantially over a number of years, we are increasingly focused on efforts to elevate our product as opposed to only increasing the size of our product offering. As part of this effort, we are driving continuing enhancements in the taste, quality and style of our products as well as integrating our product offering to offer our customers authoritative collections of home furnishings at the high end of the market.

As part of these efforts, we continue to attract and collaborate with the best designers, artisans, and manufacturers in our industry, scaling their work across our integrated platform and thereby rendering it more valuable, enabling us to curate a compelling collection of luxury home furnishings to our customers. Our vision is not only to elevate our merchandise offering, but also to offer a broader ecosystem of products and experiences as we move the brand beyond curating and selling product to conceptualizing and selling spaces by building an integrated platform of products, places, services and spaces that elevate and establish the RH brand as a global thought leader, taste and placemaker.

As an example, our product is elevated and rendered more valuable by our architecturally inspiring Galleries, which are further elevated and rendered more valuable by our seamlessly integrated hospitality experience. Our Hospitality efforts will continue to elevate the RH brand as we move beyond the four walls of our Galleries into RH Guesthouses where our goal is to create a new market for travelers seeking privacy and luxury in the hotel industry. Additionally, we are creating bespoke hospitality experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley. These immersive experiences expose existing and new customers to our evolvoing authority in interior design, architecture, landscape architecture and hospitality.

●	Transform Our Real Estate Platform. We believe our strategy to open new Design Galleries in every major market will unlock the value of our vast assortment, generating a revenue opportunity for our business of $5 to $6 billion in North America. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries that are sized to the potential of each market and the size of our merchandise assortment.

New sites are identified based on a variety of factors, such as (i) the availability of suitable new site locations based on several store specific factors including geographic location, demographics, and proximity to affluent consumers, (ii) the ability to negotiate favorable economic terms, as well as (iii) the satisfactory and timely completion of real estate development including procurement of permits and completion of construction. The number of Design Galleries we open in any fiscal year is highly dependent upon these variables and individual new Design Galleries may be subject to delay or postponement depending on the circumstances of specific projects, which we have experienced with some of our new Gallery openings from time to time including in connection with the COVID-19 crisis.

Today we operate 24 Design Galleries, and based on our analysis, we believe we have the opportunity to operate Design Galleries in 60 to 70 locations in the United States and Canada. We opened our Minneapolis Design Gallery in September 2019, our Columbus Design Gallery in December 2019, our Charlotte Design Gallery in June 2020 and our Marin Design Gallery in July 2020. Nearly all of our new Design Galleries include integrated restaurants and wine vaults.

We have identified key learnings from our real estate transformation that have supported the development of a multi-tier market approach that we believe will optimize both market share and return on invested capital. Our Gallery designs include (i) prototype Design Galleries that are suited to many North American markets, similar to those we opened most recently in Charlotte and Marin, (ii) larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York and Chicago, and (iii) indigenous Bespoke Galleries in the best second home markets where the wealthy and affluent visit and vacation including our location in Yountville, California as well as our Gallery under development in Aspen, Colorado.

Like our evolving multi-tier market approach, we have developed a multi-tier real estate strategy that is designed to significantly increase our unit level profitability and return on invested capital. Several of our primary deal constructs are outlined below:

●	First, due to the productivity and proof of concept of our recent new Galleries, and the addition of a powerful, traffic-generating hospitality experience, we are able to negotiate “capital light” leasing deals, where a substantial portion of the capital requirement would be funded by the landlord.
●	Second, in select projects we are migrating from a leasing to a development model. We have two Galleries, Yountville and Minneapolis, that have used this new model, and have additional projects in the pipeline. In the case of Yountville and Minneapolis, we have completed sale-leaseback transactions that have allow us to recoup a large portion of our capital.
●	Third, we are working on joint venture projects, where we share the upside of a development with the developer/landlord. An example of this new model would be our future Gallery and Guesthouse in Aspen, where we are contributing the value of our lease to the development in exchange for a profits interest in the project. The developer will deliver to RH a substantially turnkey Gallery and Guesthouse, while we continue to retain a 20% and 25% profits interest in the properties, respectively. We would expect to monetize the profits interest at the time of sale of the properties, which we anticipate would occur within five years of such properties’ development. The net result should be a minimal capital investment to operationalize the business, with the expectation for a net positive capital benefit at time of monetization of the profits interest.

We anticipate that all of the above deal structures should lead to lower capital requirements, higher unit profitability, and significantly higher return on invested capital versus our prior Gallery development strategies.

●	Pursue International Expansion. We believe that our luxury brand positioning and unique aesthetic has strong international appeal, and pursuit of global expansion will provide RH access to a substantial long-term market opportunity to build a $20 billion global brand over time. As such, we are actively pursuing expanding the RH brand globally with the objective of launching in several international locations in 2021 or 2022. We have secured a number of locations in various markets in the United Kingdom and continental Europe in which we expect to introduce our first Galleries outside of the U.S. and Canada. We believe that expanding our business into these and other international markets represents a substantial long-term market opportunity given the size and fragmentation of the home furnishings industry in these markets, and are pursuing international expansion as one of our key business priorities.
●	Grow Our Integrated Hospitality Experience. In 2015 we began to introduce an integrated hospitality experience, including restaurants and wine vaults, into a number of our new Gallery locations. The success of our initial hospitality offering in Chicago led us to broaden this initiative by adding hospitality to a number of our other new Gallery locations. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries. We plan to incorporate hospitality in many of the new Galleries that we open in the future.
●	Architect New Operating Platform. We have spent approximately four years architecting a new operating platform, inclusive of transitioning from a promotional to membership model, our distribution center network redesign, the redesign of our reverse logistics and outlet business, and the reconceptualization of our home delivery and customer experience, which enables us to drive lower costs and inventory levels, and higher earnings and inventory turns. Looking forward, we expect this multi-year effort to result in a dramatically improved customer experience, continued margin enhancement and significant cost savings over the next several years.
●	Maximize Cash Flow and Optimize the Allocation of Capital in the Business. From fiscal 2017 through and including fiscal 2020, we have increasingly operated our business with a goal to maximize cash flow and the allocation of capital. We believe that our operations and current initiatives are providing a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing our balance sheet. Our focus on cash flow and capital allocation has permitted us to make long term decisions that benefit our business including deploying capital to repay debt and repurchase shares of our common stock, which we believe creates a benefit to our shareholders.

During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion. During fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under a separate repurchase program for an aggregate repurchase amount of approximately $250 million. During fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under a separate repurchase program for an aggregate repurchase amount of approximately $250 million. Our focus on cash also resulted in our generating substantial free cash flow in fiscal 2017 through 2019 and we expect this objective to continue to be a priority in fiscal 2020 and 2021 .

●	Increase Operating Margins. Since fiscal 2016 and continuing through fiscal 2020, we have substantially increased the operating margins in our business. While the time period during which we have had to adjust our operations to respond to the COVID-19 crisis will have some negative impact on margins, we believe that our longer term effort to increase operating margins will continue as the business continues to normalize after the effects of COVID-19 moderate. We anticipate continued improvements in operating margins as a result of our focus on a number of our strategic initiatives including (i) the occupancy leverage we expect to gain from our real estate transformation, (ii) product margin expansion as we continue to drive higher full price selling in our core business, and (iii) the continued cost savings of improvements to our operating platform and organizational structure.

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

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience, simplify our distribution network and improve our organizational design including by streamlining and realigning our home office operations, as well as to elevate our product offering, transform our real estate using a range of different models for specific real estate development projects and expand our brand internationally. Many of these initiatives and other initiatives such as our transition to a direct sourcing model for our rug business have improved our operating margins, but other initiatives such as RH Hospitality, Waterworks and investments to develop our international expansion strategy are expected to offset some planned margin improvement in fiscal 2020 due to our investments in these platforms. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. We have also experienced delays in development timelines for some of our recent projects, and delays in completion of our real estate development projects or costs overruns could negatively affect our results of operations and revenues. Further, macroeconomic or political events outside of our control could impact our ability to pursue our initiatives or the success of such initiatives. While we believe that the tariffs imposed to date on most of our goods sourced from China have not had an adverse effect on our results of operations, including our revenues, margins and earnings, there can be no assurance that the existing tariffs and the additional tariffs that will become effective, as well as other future tariffs that may be imposed, will not adversely affect our results of operation in future time periods.

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

Basis of Presentation and Results of Operations

Matters Affecting Comparability

The disruption to our business operations from the initial wave of the COVID-19 outbreak has had a significant impact on the comparability of certain ratios and year-over-year trends for our operating results for the three and six months ended August 1, 2020 as compared to the three and six months ended August 3, 2019. The primary negative impact to our revenues from store closures occurred during the first quarter of fiscal 2020, but despite the reopening of most of our Galleries during the second fiscal quarter and a strong resurgence in customer demand for our products, we have continued to address a range of business circumstances related to COVID-19 including delays in inventory receipts and manufacturing as our supply chain recovers from the impact of the global health crisis. We have also changed the cadence of our expenses and investments as we have sought to address the impact of COVID-19 on the business. During the first quarter of fiscal 2020, we implemented a number of short-term and long-term initiatives in response to COVID-19 including the implementation of a business reorganization and the deferral of certain investments. During the second fiscal quarter of 2020 we have resumed many investments and previously deferred expenditures but we anticipate that our decisions regarding these matters will continue to evolve in response to changing business circumstances including further developments with respect to COVID-19.

Results of Operations

The following table sets forth our condensed consolidated statements of income and other financial and operating data.

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

	(in thousands)
Condensed Consolidated Statements of Income:
Net revenues	$709,282	$706,514	$1,192,177	$1,304,935
Cost of goods sold	376,863	411,556	660,104	777,163
Gross profit	332,419	294,958	532,073	527,772
Selling, general and administrative expenses	195,851	190,977	360,052	355,158
Income from operations	136,568	103,981	172,021	172,614
Other expenses
Interest expense—net	19,418	24,513	39,047	45,631
Tradename impairment	—	—	20,459	—
Gain on extinguishment of debt	(152)	(954)	(152)	(954)
Total other expenses	19,266	23,559	59,354	44,677
Income before income taxes	117,302	80,422	112,667	127,937
Income tax expense	18,879	16,665	17,456	28,458
Net income	$98,423	$63,757	$95,211	$99,479
Other Financial and Operating Data:
Adjusted net income (1)	$123,013	$71,430	$152,962	$119,671
Adjusted EBITDA (2)	$185,787	$133,716	$263,214	$234,101

Capital expenditures	$30,899	$17,367	$47,531	$25,283
Landlord assets under construction—net of tenant allowances	15,334	23,013	22,934	27,555
Adjusted capital expenditures (3)	$46,233	$40,380	$70,465	$52,838
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

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

	(in thousands)
Net income	$98,423	$63,757	$95,211	$99,479
Adjustments pre-tax:
Amortization of debt discount (a)	11,113	9,918	22,238	21,607
Tradename impairment (b)	—	—	20,459	—
Asset impairments and lease losses (c)	1,339	2,545	9,810	6,021
Loss on sale leaseback transaction (d)	9,352	—	9,352	—
Reorganization related costs (e)	2,884	—	7,027	—
Recall accrual (f)	4,780	(320)	4,780	(1,935)
Gain on extinguishment of debt (g)	(152)	(954)	(152)	(954)
Legal settlements (h)	—	(1,193)	—	(1,193)
Subtotal adjusted items	29,316	9,996	73,514	23,546
Impact of income tax items (i)	(4,726)	(2,323)	(15,763)	(3,354)
Adjusted net income	$123,013	$71,430	$152,962	$119,671
(a)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $1.3 million and $0.7 million during the three months ended August 1, 2020 and August 3, 2019, respectively. Amounts are presented net of interest capitalized for capital projects of $3.1 million and $1.4 million during the six months ended August 1, 2020 and August 3, 2019, respectively. The 2019 Notes matured on June 15, 2019 and the 2020 Notes matured on July 15, 2020 and neither impacted amortization of debt discount post-maturity.

(b)	Represents tradename impairment related to the Waterworks reporting unit. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Trademarks, Trademarks and Domain Names in our condensed consolidated financial statements.

(c)	The adjustment includes the acceleration of depreciation expense due to a change in the estimated useful lives of certain assets of $1.3 million and $1.9 million for the three months ended August 1, 2020 and August 3, 2019, respectively, and $2.6 million and $4.9 million for the six months ended August 1, 2020 and August 3, 2019, respectively. The adjustment in the six months ended August 1, 2020 also includes asset impairments of $4.8 million and inventory reserves of $2.4 million related to Outlet inventory build up resulting from retail closures in response to the COVID-19 pandemic. Each of the three and six months ended August 3, 2019 include an asset impairment of $0.6 million. The adjustment in the six months ended August 3, 2019 also includes a $0.5 million charge related to the termination of a service agreement.
(d)	Represents the loss on sale leaseback transaction related to one of our previously owned Design Galleries.

(e)	Represents severance costs and related payroll taxes associated with reorganizations.
(f)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims. The recall adjustments had the following effect on our income before taxes:

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

	(in thousands)
Decrease to net revenues	$406	$—	$406	$413
Increase (decrease) to cost of goods sold	4,374	(320)	4,374	(2,381)
(Increase) decrease to gross profit	4,780	(320)	4,780	(1,968)
Increase (decrease) to selling, general and administrative expenses	—	—	—	33
(Increase) decrease to income before income taxes	$4,780	$(320)	$4,780	$(1,935)

(g)	The adjustment in each of the three and six months ended August 1, 2020 represents a gain on extinguishment of debt of upon the maturity and settlement of the 2020 Notes in July 2020. The adjustment in each of the three and six months ended August 3, 2019 represents a gain on extinguishment of debt upon the maturity and settlement of the 2019 Notes in June 2019.
(h)	Represents legal settlements, net of related legal expenses.
(i)	The adjustment for the three months ended August 1, 2020 is based on our effective tax rate of 16.1%. The adjustment for the six months ended August 1, 2020 is based on an adjusted tax rate of 17.8% which excludes the tax impact associated with the Waterworks reporting unit tradename impairment recorded in the first quarter of fiscal 2020. Each of the three and six months ended August 3, 2019 assume a normalized tax rate of 21%.
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

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

	(in thousands)
Net income	$98,423	$63,757	$95,211	$99,479
Depreciation and amortization	25,342	25,321	50,212	52,510
Interest expense—net	19,418	24,513	39,047	45,631
Income tax expense	18,879	16,665	17,456	28,458
EBITDA	162,062	130,256	201,926	226,078
Tradename impairment (a)	—	—	20,459	—
Non-cash compensation (b)	6,861	5,298	12,689	10,993
Loss on sale leaseback transaction (a)	9,352	—	9,352	—
Asset impairment and lease losses (a)	—	629	7,133	1,112
Reorganization related costs (a)	2,884	—	7,027	—
Recall accrual (a)	4,780	(320)	4,780	(1,935)
Gain on extinguishment of debt (a)	(152)	(954)	(152)	(954)
Legal settlements (a)	—	(1,193)	—	(1,193)
Adjusted EBITDA	$185,787	$133,716	$263,214	$234,101
(a)	Refer to the reconciliation of net income to adjusted net income table above and the related footnotes for additional information.

(b)	Represents non-cash compensation related to equity awards granted to employees.

(3)	We define adjusted capital expenditures as (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

The following tables present RH Gallery and Waterworks showroom metrics and exclude outlets:

	Six Months Ended
	August 1,		August 3,
	2020		2019
		Total Leased		Total Leased
		Selling Square		Selling Square
	Count	Footage (1)	Count	Footage (1)
		(in thousands)		(in thousands)
Beginning of period	83	1,111	86	1,089
Design Galleries:
Marin Design Gallery	1	32.9	—	—
Charlotte Design Gallery	1	32.4	—	—
Modern Galleries:
Dallas RH Modern Gallery (relocation)	—	—	—	(4.5)
Baby & Child Galleries:
Dallas RH Baby & Child Gallery	—	—	(1)	(3.7)
Legacy Galleries:
Raleigh legacy Gallery	1	4.4	—	—
Charlotte legacy Gallery	(1)	(7.0)	—	—
Corte Madera legacy Gallery	(1)	(7.0)	—	—
Westport legacy Gallery	(1)	(6.5)
Dallas legacy Gallery (relocation)	—	—	—	(2.6)
San Antonio legacy Gallery (relocation)	—	—	—	(3.7)
End of period	83	1,160	85	1,075

Total leased square footage at end of period (2)		1,560		1,451
Weighted-average leased square footage (3)		1,513		1,456
Weighted-average leased selling square footage (3)		1,123		1,079
(1)	Leased selling square footage is retail space at our retail locations used to sell our products. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,800 square feet as of August 1, 2020 related to an owned retail location and approximately 11,600 square feet as of August 3, 2019 related to two owned retail locations.
(2)	Total leased square footage includes approximately 5,400 square feet as of August 1, 2020 related to an owned retail location and approximately 16,100 square feet as of August 3, 2019 related to two owned retail locations.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

The following table sets forth our condensed consolidated statements of income as a percentage of total net revenues.

	Three Months Ended		Six Months Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Condensed Consolidated Statements of Income:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.1	58.3	55.4	59.6
Gross profit	46.9	41.7	44.6	40.4
Selling, general and administrative expenses	27.6	27.0	30.2	27.2
Income from operations	19.3	14.7	14.4	13.2
Other expenses
Interest expense—net	2.8	3.4	3.2	3.5
Tradename impairment	—	—	1.7	—
Gain on extinguishment of debt	—	(0.1)	—	(0.1)
Total other expenses	2.8	3.3	4.9	3.4
Income before income taxes	16.5	11.4	9.5	9.8
Income tax expense	2.6	2.4	1.5	2.2
Net income	13.9%	9.0%	8.0%	7.6%

Three Months Ended August 1, 2020 Compared to Three Months Ended August 3, 2019

	Three Months Ended
	August 1,			August 3,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total

	(in thousands)
Net revenues	$681,387	$27,895	$709,282	$672,328	$34,186	$706,514
Cost of goods sold	360,906	15,957	376,863	391,859	19,697	411,556
Gross profit	320,481	11,938	332,419	280,469	14,489	294,958
Selling, general and administrative expenses	185,486	10,365	195,851	177,408	13,569	190,977
Income from operations	$134,995	$1,573	$136,568	$103,061	$920	$103,981

Net revenues

Consolidated net revenues increased $2.8 million, or 0.4%, to $709.3 million in the three months ended August 1, 2020 compared to $706.5 million in the three months ended August 3, 2019.

Consolidated net revenues for the three months ended August 1, 2020 were negatively impacted by $0.4 million related to the reduction of revenue associated with product recalls. Excluding the product recall adjustments, consolidated net revenues increased $3.2 million, or 0.4%, to $709.7 million in the three months ended August 1, 2020 compared to $706.5 million in the three months ended August 3, 2019. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

RH Segment net revenues

RH Segment net revenues increased $9.1 million, or 1.3%, to $681.4 million in the three months ended August 1, 2020 compared to $672.3 million in the three months ended August 3, 2019. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues increased primarily due to a strong increase in customer demand for our products during the three months ended August 1, 2020. The growth in revenue was much lower than the growth in customer demand for our products during the three month period primarily due to the effects of COVID-19 on our supply chain. It may take several quarters for inventory receipts and manufacturing to catch up to the increase in customer demand. In addition, net revenues were impacted by a 23% reduction in open store days for Galleries due to the pandemic, a decrease in revenues from our Contract business, as well as decreases in our RH Hospitality operations and Outlet business due to COVID-19 related closures during the three months ended August 1, 2020.

Waterworks net revenues

Waterworks net revenues decreased $6.3 million, or 18.4%, to $27.9 million in the three months ended August 1, 2020 compared to $34.2 million in the three months ended August 3, 2019 primarily due to construction delays which negatively impacted demand, as well as temporary showroom COVID-19 related closures.

Gross profit

Consolidated gross profit increased $37.5 million, or 12.7%, to $332.4 million in the three months ended August 1, 2020 compared to $295.0 million in the three months ended August 3, 2019. As a percentage of net revenues, consolidated gross margin increased 5.2% to 46.9% of net revenues in the three months ended August 1, 2020 from 41.7% of net revenues in the three months ended August 3, 2019.

RH Segment gross profit for the three months ended August 1, 2020 was negatively impacted by $4.8 million related to product recalls.

RH Segment gross profit for the three months ended August 3, 2019 was negatively impacted by $1.9 million related to the acceleration of depreciation due to a change in the estimated useful lives of certain assets. RH Segment gross profit for the three months ended August 3, 2019 was positively impacted by $0.3 million related to reserve adjustments associated with product recalls initiated in prior years.

Excluding the product recall adjustments and accelerated asset depreciation mentioned above, consolidated gross margin would have increased 5.5% to 47.5% of net revenues in the three months ended August 1, 2020 from 42.0% of net revenues in the three months ended August 3, 2019.

RH Segment gross profit

RH Segment gross profit increased $40.0 million, or 14.3%, to $320.5 million in the three months ended August 1, 2020 from $280.5 million in the three months ended August 3, 2019. As a percentage of net revenues, RH Segment gross margin increased 5.3% to 47.0% of net revenues in the three months ended August 1, 2020 from 41.7% of net revenues in the three months ended August 3, 2019.

Excluding the product recall and accelerated asset depreciation adjustments mentioned above, RH Segment gross margin would have increased 5.7% to 47.7% of net revenues in the three months ended August 1, 2020 from 42.0% of net revenues in the three months ended August 3, 2019. The increase was primarily driven by higher product margins in select product categories, as well as price increases in our Core business and lower Outlet promotional activity during the period of operations. In addition, we experienced leverage in occupancy and shipping costs.

Waterworks gross profit

Waterworks gross profit decreased $2.6 million, or 17.6%, to $11.9 million in the three months ended August 1, 2020 from $14.5 million in the three months ended August 3, 2019. As a percentage of net revenues, Waterworks gross margin increased 0.4% to 42.8% of net revenues in the three months ended August 1, 2020 from 42.4% of net revenues in the three months ended August 3, 2019.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $4.9 million, or 2.6%, to $195.9 million in the three months ended August 1, 2020 compared to $191.0 million in the three months ended August 3, 2019.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $8.1 million, or 4.6%, to $185.5 million in the three months ended August 1, 2020 compared $177.4 million in the three months ended August 3, 2019.

RH Segment selling, general and administrative expenses for the three months ended August 1, 2020 includes a loss of $9.4 million related to a sale leaseback transaction, $2.9 million related to severance costs and related payroll taxes associated with reorganizations and $1.3 million due to accelerated asset depreciation. RH Segment selling, general and administrative expenses for the three months ended August 3, 2019 include a favorable $1.2 million legal settlement related to historical freight charges, partially offset by a $0.6 million asset impairment.

Excluding the loss on the sale leaseback transaction, asset impairments, reorganization costs, accelerated asset depreciation and legal settlement mentioned above, RH Segment selling, general and administrative expenses were 25.2% and 26.5% of net revenues for the three months ended August 1, 2020 and August 3, 2019, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a reduction in advertising costs, leverage in employment and employment related costs and travel related expenses, partially offset by increased professional fees, incremental COVID-19 related expenses, preopening costs and other corporate expenses.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $3.2 million, or 23.6%, to $10.4 million in the three months ended August 1, 2020 compared to $13.6 million in the three months ended August 3, 2019. Waterworks selling, general and administrative expenses were 37.2% and 39.7% of net revenues for the three months ended August 1, 2020 and August 3, 2019, respectively.

Interest expense—net

Interest expense—net decreased $5.1 million to $19.4 million for the three months ended August 1, 2020 compared to $24.5 million for the three months ended August 3, 2019. Interest expense—net consisted of the following:

	Three Months Ended
	August 1,	August 3,
	2020	2019

	(in thousands)
Amortization of convertible senior notes debt discount	$12,462	$10,585
Finance lease interest expense	5,948	5,672
Promissory notes	1,072	988
Amortization of debt issuance costs and deferred financing fees	982	1,171
Other interest expense	436	388
Asset based credit facility	130	1,087
Term loans	—	6,086
Capitalized interest for capital projects	(1,426)	(1,184)
Interest income	(186)	(280)
Total interest expense—net	$19,418	$24,513

Gain on extinguishment of debt

We recognized a $0.2 million gain on extinguishment of debt in the three months ended August 1, 2020 related to the maturity and settlement of the 2020 Notes in July 2020. We recognized a $1.0 million gain on extinguishment of debt in the three months ended August 3, 2019 related to the maturity and settlement of the 2019 Notes in June 2019.

Income tax expense

Income tax expense was $18.9 million and $16.7 million in the three months ended August 1, 2020 and August 3, 2019, respectively. Our effective tax rate was 16.1% and 20.7% for the three months ended August 1, 2020 and August 3, 2019, respectively. The decrease in our effective tax rate is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in the three months ended August 1, 2020 as compared to the three months ended August 3, 2019.

Six Months Ended August 1, 2020 Compared to Six Months Ended August 3, 2019

	Six Months Ended
	August 1,			August 3,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total

	(in thousands)
Net revenues	$1,136,344	$55,833	$1,192,177	$1,236,034	$68,901	$1,304,935
Cost of goods sold	628,101	32,003	660,104	737,622	39,541	777,163
Gross profit	508,243	23,830	532,073	498,412	29,360	527,772
Selling, general and administrative expenses	334,762	25,290	360,052	327,812	27,346	355,158
Income (loss) from operations	$173,481	$(1,460)	$172,021	$170,600	$2,014	$172,614

Net revenues

Consolidated net revenues decreased $112.8 million, or 8.6%, to $1,192.2 million in the six months ended August 1, 2020 compared to $1,304.9 million in the six months ended August 3, 2019.

RH Segment net revenues

RH Segment net revenues decreased $99.7 million, or 8.1%, to $1,136.3 million in the six months ended August 1, 2020 compared to $1,236.0 million in the six months ended August 3, 2019. The below discussion highlights several significant factors that resulted in a decrease in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues declined primarily due to the temporary closure of our Outlet and retail locations in response to COVID-19 during the first several months of the six months ended August 1, 2020 and, to a lesser extent, the negative impact to overall customer demand in our business due to macroeconomic conditions resulting from COVID-19, primarily during March and April within the six months ended August 1, 2020. Outlet sales decreased $45.7 million to $63.8 million in the six months ended August 1, 2020 compared to $109.5 million in the six months ended August 3, 2019 due to COVID-19 related closures. RH Segment net revenues also decreased in our Contract business and RH Hospitality operations due to COVID-19 related factors including extended closures of our RH Hospitality locations.

Waterworks net revenues

Waterworks net revenues decreased $13.1 million, or 19.0%, to $55.8 million in the six months ended August 1, 2020 compared to $68.9 million in the six months ended August 3, 2019.

Gross profit

Consolidated gross profit increased $4.3 million, or 0.8%, to $532.1 million in the six months ended August 1, 2020 from $527.8 million in the six months ended August 3, 2019. As a percentage of net revenues, consolidated gross margin increased 4.2% to 44.6% of net revenues in the six months ended August 1, 2020 from 40.4% of net revenues in the six months ended August 3, 2019.

RH Segment gross profit for the six months ended August 1, 2020 was negatively impacted by $4.8 million related to product recalls and includes inventory reserves of $2.4 million related to Outlet inventory build up resulting from retail closures in response to the COVID-19 pandemic. RH Segment gross profit for the six months ended August 3, 2019 was negatively impacted by $4.9 million related to the acceleration of depreciation due to a change in the estimated useful lives of certain assets. RH Segment gross profit for the six months ended August 3, 2019 was positively impacted by $2.0 million related to reserve adjustments associated with product recalls initiated in prior years, partially offset by the reduction of revenue and incremental costs associated with such product recalls.

Excluding the product recall, inventory reserves and acceleration of depreciation adjustments mentioned above, consolidated gross margin would have increased 4.5% to 45.2% of net revenues in the six months ended August 1, 2020 from 40.7% of net revenues in the six months ended August 3, 2019.

RH Segment gross profit

RH Segment gross profit increased $9.8 million, or 2.0%, to $508.2 million in the six months ended August 1, 2020 from $498.4 million in the six months ended August 3, 2019. As a percentage of net revenues, RH Segment gross margin increased 4.4% to 44.7% of net revenues in the six months ended August 1, 2020 from 40.3% of net revenues in the six months ended August 3, 2019.

Excluding the product recall, inventory reserves and acceleration of depreciation adjustments mentioned above, RH Segment gross margin would have increased 4.8% to 45.3% of net revenues in the six months ended August 1, 2020 from 40.5% of net revenues in the six months ended August 3, 2019. The increase was primarily driven by higher product margins in select product categories, as well as price increases in our Core business and lower Outlet promotional activity during the period of operations.

Waterworks gross profit

Waterworks gross profit decreased $5.5 million, or 18.8%, to $23.8 million in the six months ended August 1, 2020 from $29.4 million in the six months ended August 3, 2019. As a percentage of net revenues, Waterworks gross margin increased 0.1% to 42.7% of net revenues in the six months ended August 1, 2020 from 42.6% of net revenues in the six months ended August 3, 2019.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $4.9 million, or 1.4%, to $360.1 million in the six months ended August 1, 2020 compared to $355.2 million in the six months ended August 3, 2019.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $7.0 million, or 2.1%, to $334.8 million in the six months ended August 1, 2020 compared to $327.8 million in the six months ended August 3, 2019.

RH Segment selling, general and administrative expenses for the six months ended August 1, 2020 include a loss of $9.4 million related to a sale leaseback transaction, $7.0 million related to severance costs and related payroll taxes associated with the termination of associates and a reorganization undertaken in response to the impact of retail closures on our business, $3.3 million related to asset impairments and $2.6 million due to accelerated asset depreciation.

RH Segment selling, general and administrative expenses for the six months ended August 3, 2019 included a favorable $1.2 million legal settlement related to historical freight charges, partially offset by a $0.6 million asset impairment and a $0.5 million loss on disposal of an asset.

Excluding the adjustments for the reorganizations, asset impairments, product recalls and legal settlements mentioned above, RH Segment selling, general and administrative expenses were 27.5% and 26.5% of net revenues for the six months ended August 1, 2020 and August 3, 2019, respectively. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increased professional fees, incremental COVID-19 related expenses, preopening costs and other corporate expenses, partially offset by a reduction in advertising costs and travel related expenses.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $2.1 million, or 7.5%, to $25.3 million in the six months ended August 1, 2020 compared to $27.3 million in the six months ended August 3, 2019. Waterworks selling, general and administrative expenses were 45.3% and 39.7% of net revenues for the six months ended August 1, 2020 and August 3, 2019, respectively.

Interest expense—net

Interest expense—net decreased $6.6 million to $39.0 million for the six months ended August 1, 2020 compared to $45.6 million for the six months ended August 3, 2019. Interest expense—net consisted of the following:

	Six Months Ended
	August 1,	August 3,
	2020	2019

	(in thousands)
Amortization of convertible senior notes debt discount	$25,378	$22,962
Finance lease interest expense	11,729	11,186
Promissory notes	2,526	1,420
Amortization of debt issuance costs and deferred financing fees	1,995	2,261
Other interest expense	879	783
Asset based credit facility	232	1,774
Term loans	—	7,810
Capitalized interest for capital projects	(3,312)	(2,003)
Interest income	(380)	(562)
Total interest expense—net	$39,047	$45,631

Gain on extinguishment of debt

We recognized a $0.2 million gain on extinguishment of debt in the six months ended August 1, 2020 related to the maturity and settlement of the 2020 Notes in July 2020. We recognized a $1.0 million gain on extinguishment of debt in the six months ended August 3, 2019 related to the maturity and settlement of the 2019 Notes in June 2019.

Income tax expense

Income tax expense was $17.5 million and $28.5 million in the six months ended August 1, 2020 and August 3, 2019, respectively. Our effective tax rate was 15.5% and 22.2% for the six months ended August 1, 2020 and August 3, 2019, respectively. The decrease in our effective tax rate is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in the six months ended August 1, 2020 as compared to the six months ended August 3, 2019.

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

We have $685 million in aggregate principal amount of convertible notes outstanding as of August 1, 2020, of which $335 million mature in June 2023 (the “2023 Notes”) and $350 million mature in September 2024 (the “2024 Notes”). Based on the anticipated strong cash flow generation in 2020 and beyond, we expect to repay the outstanding principal amount of our convertible notes at maturity in June 2023 and September 2024 in cash, in each case to minimize dilution. While we purchased convertible note hedges and sold warrants with respect to each convertible note transaction, which are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until our common stock is above approximately $338.24 per share and from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share, our shareholders may still experience dilution to the extent our common stock trades above such levels. While we anticipate using excess cash, free cash flow and borrowings on our asset based credit facility to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates or upon early conversion, as applicable. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

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

While we have taken measures to defer some capital expenditures and other expenses in response to the COVID-19 health crisis, we expect to resume those investments as and to the extent that conditions for our business continue to improve during the COVID-19 crisis. We will continue to closely manage our expenses and investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to the impact of COVID-19.

While we have continued to serve our customers and operate our business through the initial phase of the COVID-19 health crisis, and have now substantially reopened our retail locations in the U.S. and Canada, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for the fiscal year ending January 30, 2021.

In recognition of the significant threat to economic conditions and the liquidity of financial markets posed by COVID-19, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the U.S. For example, on March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. While we may receive financial, tax or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the availability, extent or impact of any future relief.

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

In fiscal 2019 we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $23.5 million and in July 2020 we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $25.5 million, both of which qualified for sale-leaseback accounting in accordance with ASC 842. We may pursue strategies in the future, through the use of existing assets and debt facilities, or through the pursuit of new external sources of liquidity and debt financing, to fund our strategies to enhance stockholder value. There can be no assurance that additional capital, whether raised through the sale of assets, utilization of our existing debt financing sources, or pursuit of additional debt financing sources, will be available to us on a timely manner, on favorable terms or at all. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital.

In addition, our capital needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in remodeling and opening new Design Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings.

Our adjusted capital expenditures include (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord leased assets, net of tenant allowances received. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may further adjust our investments in various business initiatives including our capital expenditures over the course of fiscal 2020. We anticipate our adjusted capital expenditures, net of asset sales, to be $125 million to $150 million in fiscal 2020, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. During the six months ended August 1, 2020, adjusted capital expenditures were $70.5 million, net of cash received related to landlord tenant allowances of $10.2 million. Our fiscal 2020 adjusted capital expenditures are partially offset by net proceeds from sales of assets of $25.0 million.

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. Other lease arrangements for our new Design Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, under these arrangements we do not expect to receive contributions directly from our landlords related to the building of our Design Galleries. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require greater capital investment on our part than a traditional store lease with a landlord. We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale-leaseback arrangement resulting in lower capital investment and lower rent. For example, we have used this strategy in fiscal 2019 through the sale-leaseback transaction for the Yountville Design Gallery and in July 2020 through the sale-leaseback transaction for the Minneapolis Design Gallery. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

In addition, we continue to address the effects of COVID-19 on our business with respect to real estate development and the introduction of new Galleries in both the US and internationally. A range of factors involved in the development of new Gallery and RH Hospitality may be affected by the COVID-19 health crisis including delays in construction as well as permitting and other necessary governmental actions. In addition, the scope and cadence of investments by third parties including landlords and other real estate counterparties may be adversely affected by the health crisis. Actions taken by international as well as federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the outbreak, may require changes to our real estate strategy and related capital expenditure and financing plans. In addition, we may continue to be required to make lease payments in whole or in part for our Galleries, restaurants and outlets that were temporarily closed or are required to close in the future in the event of future COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from COVID-19, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms to the extent necessary to fund all of our initiatives, or that sufficient incremental debt will be available to us in order to fund our cash payments in respect of the repayment of our outstanding convertible senior notes in an aggregate principal amount of $685 million at maturity of such senior convertible notes. To the extent we need to secure additional sources of liquidity, we cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. Any adverse developments in the U.S. or global credit markets as a result of COVID-19 could affect our ability to manage our debt obligations and our ability to access future debt. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash upon maturity of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Six Months Ended
	August 1,	August 3,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$128,275	$97,133
Net cash used in investing activities	(25,575)	(25,283)
Net cash used in financing activities	(132,988)	(66,023)
Net increase (decrease) in cash and cash equivalents	(30,271)	5,752
Cash and cash equivalents at end of period	17,387	11,555

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the six months ended August 1, 2020, net cash provided by operating activities was $128.3 million and consisted of net income of $95.2 million and non-cash items of $89.1 million, partially offset by cash used for working capital and other activities of $56.0 million. Working capital and other activities consisted primarily of an increase in merchandise inventory of $49.0 million, an increase in landlord assets under construction of $22.9 million, a decrease in operating lease liabilities of $18.4 million primarily due to payments made under the related lease agreements, a decrease in accounts payable and accrued expenses of $13.1 million due to timing of payments, and a decrease in other non-current obligations of $12.3 million. These decreases in working capital were partially offset by increases in deferred revenue and customer deposits of $67.6 million.

For the six months ended August 3, 2019, net cash provided by operating activities was $97.1 million and consisted of net income of $99.5 million and non-cash items of $59.5 million, partially offset by cash used for working capital and other activities of $61.9 million. Working capital and other activities consisted primarily of a decrease in operating lease liabilities of $44.5 million primarily due to payments made under the agreements, a decrease in accounts payable and accrued expense of $40.1 million related to timing of payments, an increase in landlord assets under construction of $27.6 million, as well as a decrease in other non-current liabilities of $13.8 million. These decreases to working capital were partially offset by a decrease in merchandise inventory of $51.2 million and increases in deferred revenue and customer deposits of $13.0 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments.

For the six months ended August 1, 2020, net cash used in investing activities was $25.6 million primarily due to investments in information technology and systems infrastructure, supply chain investments and retail stores of $32.1 million, as well as the acquisition of building and land assets of $14.2 million. Net cash used in investing activities was partially offset by net proceeds from the sale of building and land of $25.0 million. For the six months ended August 3, 2019, net cash used in investing activities was $25.3 million due to investments in information technology and systems infrastructure, supply chain investments and retail stores.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings related to convertible senior notes, credit facilities and other financing arrangements, as well as share repurchases, principal payments under finance lease agreements and other equity related transactions.

For the six months ended August 1, 2020, net cash used in financing activities was $133.0 million. The $300 million 2020 Notes matured in July 2020, of which $215.8 million is presented within net cash used in financing activities and $84.0 million is reflected as non-cash accretion of debt discount upon settlement of debt presented in net cash provided by operating activities. Net cash used in financing activities was partially offset by net borrowings of $91.6 million under the asset based credit facility.

For the six months ended August 3, 2019, net cash used in financing activities was $66.0 million. The $350.0 million 2019 Notes matured in June 2019, of which $278.6 million is presented within net cash used in financing activities and $70.5 million is reflected as non-cash accretion of debt discount upon settlement of debt presented in net cash provided by operating activities. Additionally, net cash used in financing activities included the repurchase of approximately 2.2 million shares of our common stock for an aggregate repurchase amount of $250.0 million. Net cash used by financing activities was partially offset by borrowings under new debt arrangements of $389.0 million, which includes the issuance of a $200.0 million second lien term loan, a $120.0 million FILO term loan and $69.0 million of promissory notes secured by certain equipment. We incurred costs of $4.6 million related to the debt issuances. Under the asset based credit facility, we made repayments of $214.5 million in connection with the debt issuances described above pursuant to the terms of such facility, and we subsequently had borrowings of $302.0 million under such facility to partially fund the repayment of the 2019 Notes upon maturity.

Non-Cash Transactions

Non-cash transactions primarily consist of non-cash additions of property and equipment and landlord assets, and reclassifications of assets from landlord assets from construction to finance lease right-of-use assets.

Convertible Senior Notes

Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on our 0.00% Convertible Senior Notes due 2024, 0.00% Convertible Senior Notes due 2023 and 0.00% Convertible Senior Notes due 2020. Our 0.00% Convertible Senior Notes due 2020 matured on July 15, 2020.

Asset Based Credit Facility

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our asset based credit facility.

Equipment Loan Facility

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our equipment loan facility.

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

$950 Million Share Repurchase Program

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700 million through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700 million authorization amount was replenished by the Board of Directors on March 25, 2019 (as replenished, the “$950 Million Repurchase Program”). In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under the $950 Million Repurchase Program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million. There were no share repurchases under the $950 Million Repurchase Program during the first quarter of fiscal 2020. As of August 1, 2020, there was $450 million remaining for future share repurchases under this program.

Contractual Obligations

As of August 1, 2020, there were no material changes to our contractual obligations described within Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2019 Form 10-K.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of August 1, 2020.

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

We are subject to interest rate risk in connection with borrowings under our revolving line of credit under the Credit Agreement which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of August 1, 2020, $91.6 million was outstanding under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of August 1, 2020 was $259.2 million, net of $14.5 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit during the three months ended August 1, 2020, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

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

As of August 1, 2020, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of August 1, 2020, we had $350 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Market Price Sensitive Instruments

0.00% Convertible Senior Notes due 2020

In connection with the issuance of the 2020 Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. The 2020 Notes matured on July 15, 2020, and the convertible note hedge terminated upon the maturity date of the 2020 Notes. We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrants will expire through January 2021. To the extent they are exercised prior to expiration, the warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants. The strike price of the warrant transactions is initially $189.00 per share. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements.

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

For additional information regarding certain pending securities litigation, refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“2019 Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020 (“First Quarter Form 10-Q”).

The risks described herein and those described in our 2019 Form 10-K and in our First Quarter Form 10-Q are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition. We have identified additional material changes to our risk factors set forth below.

Risks Related to Our Business

The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate.

The global outbreak of the novel coronavirus disease (“COVID-19”) and resulting health crisis had an immediate and widespread impact on our customers, our business environment, the economic climate in the U.S. and globally, and financial and consumer markets. The initial wave of the COVID-19 outbreak caused disruption to our business operations, as we temporarily closed all of our retail locations on March 17, 2020 in response to the public health crisis.

While we have continued to serve our customers and operate our business through the initial phase of the COVID-19 health crisis, and have now substantially reopened our retail locations in the U.S. and Canada, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for the fiscal year ending January 30, 2021.

Volatility in consumer demand and sentiment as the COVID-19 pandemic continues to evolve can also expose us to risks in our operations. In our immediate response to COVID-19, we aggressively scaled back some inventory orders while we assessed the status of our business. As our business has strengthened during the second fiscal quarter, the reduction in inventory receipts together with dislocations in our supply chain resulted in some delays in our ability to convert business demand into shipped sales. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to the impact of COVID-19. The global scale and scope of COVID-19 is unknown and the duration of the business disruption is uncertain. The extent to which the COVID-19 pandemic impacts our business will depend on future developments that are highly uncertain, including developing information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain COVID-19.

We may face operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving international, federal, state and local restrictions, standards and safety regulations including recommendations related to “social distancing.” Public health officials and other governmental authorities have adopted numerous mitigation measures to address the spread of the virus, and in particular to discourage people from congregating in public, commercial or private spaces. Federal, state and local authorities in the U.S. and Canada have implemented a number of different directives that may require changes in our business practices. The scope and duration of these directives is evolving and not entirely clear. In response to future COVID-19 outbreaks or other concerns, states and municipalities in the U.S. where we operate may implement or reinstate temporary closure requirements with respect to non-essential business operations and the duration of these requirements is unknown. Governmental restrictions applicable to our restaurants have different terms and conditions than those that apply to our Galleries. For example, in most of our retail locations that have reopened, substantial operational restrictions related to COVID-19 health and safety considerations, such as limits to seating capacity, have been imposed on our hospitality business by various governmental authorities. Such operational restrictions may cause our hospitality offerings to be less attractive to customers or may lower its margins and profitability. Many of our Galleries are located in malls or otherwise located in proximity to a number of other retail stores. Mall operators and other retailers have imposed, and may continue to impose, additional health and safety practices and procedures and may in the future elect to temporarily cease operations in response to renewed or localized outbreaks.

In addition, new regulation or requirements that governmental authorities may impose with respect to the compensation of our employees or the manner or location in which our employees may work could also have an adverse effect on our business. At various times since the beginning of the pandemic, substantially all of our management personnel, including those in our corporate office in Corte Madera, CA, have been subject to state and local shelter-in-place requirements, which have varied over time and which have resulted in most of our management team being required to work remotely. These working arrangements as well as other related restrictions including severe limitations on travel may have an impact on our operations and management effectiveness. Although we have technology and other resources to support these new work requirements, there can be no assurance that we will not suffer material risks to our business, operations, productivity and results of operations as a result of these restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

The COVID-19 outbreak may continue to have an adverse impact on elements of our supply chain including the manufacture, supply, distribution, transportation and delivery of our products and our inventory levels. There have been substantial disruptions that have already occurred with respect to the global supply chain as a result of the COVID-19 health crisis. Our business depends on the successful operation of a global supply chain. Based on total dollar volume of purchases for fiscal 2019, approximately 70% of our products were sourced from Asia (including a substantial portion from China), 16% from the United States and the remainder from other countries and regions. Although China was at the center of the initial outbreak of the COVID-19, the health crisis has spread to numerous other countries throughout the world. The presence of the virus and the response to the health crisis in various countries is likely to have a continuing impact on our supply chain, for example by affecting the speed at which the factories that manufacture our products are able to resume normal operations and production levels after initial or subsequent waves of closures, and the extent that the health crisis may abate in particular countries such as China is uncertain.

Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may further adjust our investments in various business initiatives including our capital expenditures over the course of fiscal 2020. If we are not able to access capital at the time and on terms that our business requires, we may encounter difficulty funding our business requirements including debt repayments when due. We may not be able to access liquidity or the terms and conditions of available credit may be substantially more expensive than previously expected due to changes in financial conditions and credit markets. We may require waivers or amendments to our existing credit facilities and these requirements may trigger pricing increases from lenders for available credit. If we are not able to access credit to fund our business requirements for liquidity, or the cost of available credit increases, we may need to curtail our business operations including various business initiatives that require capital investment. We have recently commenced an effort to expand our business internationally by establishing a new retail presence in global markets including Europe and the United Kingdom. The impact of COVID-19 abroad, including travel restrictions imposed by various countries, may affect certain aspects of our planned international expansion. In addition, we are in the process of developing a number of new Gallery locations in the U.S. Counterparties with respect to some of our Gallery development projects may experience capital or liquidity constraints due to COVID-19 related difficulties, which may impact the timing or scope of some of our development projects. In addition, our RH Guesthouse initiative may be negatively impacted by the disease outbreak as international, federal, state and local governments have restricted travel, conferences, events and gatherings. Any reductions in our liquidity position and the need to use capital for other day-to-day requirements of our business could affect a number of our business initiatives and long-term investments and as a result we may be required to curtail and/or postpone business investments including those related to international expansion, the pace of opening new Galleries in the U.S. as well as other initiatives that require capital investment.

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

The magnitude and duration of the negative impact to general economic and market conditions from the COVID-19 pandemic cannot be predicted with certainty, and there can be no assurance that the pace of economic activity in the wake of COVID-19 outbreaks will not have a negative impact on our business. The COVID-19 pandemic and mitigation measures have had an adverse impact on global economic conditions as well as the business climate in our primary consumer markets in the U.S. and Canada. Our business also depends to some extent on conditions in financial markets. We have determined that our customer purchasing patterns are influenced by economic factors including the health and volatility of the stock market. We have seen that previous downturns in the stock market have been correlated with a reduction in consumer demands for our products. The timing, magnitude and duration of disruptions of financial markets and weakening of overall economic conditions as a result of COVID-19 is unknown, and the precise impact of such trends on our business is also unknown. Uncertainties regarding the economic impact of COVID-19 have resulted in, and are likely to continue to result in, sustained impact on the economy. Our business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic and/or health risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

During the three months ended August 1, 2020, we repurchased the following shares of our common stock:

			Total Number of	Approximate Dollar
		Average	Shares Repurchased	Value of Shares That
		Purchase	as Part of Publicly	May Yet Be
	Number of	Price Per	Announced Plans or	Purchased Under the
	Shares (1)	Share	Programs (2)	Plans or Programs
				(in millions)
May 3, 2020 to May 30, 2020	3,839	$150.24	—	$450
May 31, 2020 to July 4, 2020	22,963	$254.80	—	$450
July 5, 2020 to August 1, 2020	—	$—	—	$450
Total	26,802		—
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects shares repurchased as part of the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019.

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

Date: September 10, 2020	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2020	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: September 10, 2020	By:	/s/ Glenda Citragno
Glenda Citragno
SVP, Chief Accounting Officer
(Principal Accounting Officer)