Form 10-Q
period 2020-10-31
RH
filed 2020-12-10
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

As of December 9, 2020, 20,401,431 shares of the registrant’s common stock were outstanding.

RH

INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2020 and February 1, 2020	3
	Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended October 31, 2020 and November 2, 2019	4
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended October 31, 2020 and November 2, 2019	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the three and nine months ended October 31, 2020 and November 2, 2019	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2020 and November 2, 2019	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults Upon Senior Securities	66
Item 4.	Mine Safety Disclosures	66
Item 5.	Other Information	66
Item 6.	Exhibits	67
Signatures		68

PART I

Item 1. Financial Statements

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 31,	February 1,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$89,884	$47,658
Accounts receivable—net	59,065	48,979
Merchandise inventories	497,076	438,696
Prepaid expense and other current assets	88,875	61,619
Total current assets	734,900	596,952
Property and equipment—net	1,051,825	967,599
Operating lease right-of-use assets	405,776	410,904
Goodwill	135,306	124,367
Tradenames, trademarks and domain names	71,663	86,022
Deferred tax assets	38,839	45,005
Other non-current assets	240,941	214,845
Total assets	$2,679,250	$2,445,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$368,552	$330,309
Deferred revenue and customer deposits	274,958	162,433
Convertible senior notes due 2020—net	—	290,532
Operating lease liabilities	64,879	58,924
Other current liabilities	174,196	140,714
Total current liabilities	882,585	982,912
Asset based credit facility	—	—
Equipment promissory notes—net	20,363	31,053
Convertible senior notes due 2023—net	280,536	266,658
Convertible senior notes due 2024—net	277,247	264,982
Non-current operating lease liabilities	405,432	409,930
Non-current finance lease liabilities	488,660	442,988
Other non-current obligations	27,558	28,520
Total liabilities	2,382,381	2,427,043
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of October 31, 2020 and February 1, 2020	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 19,844,455 shares issued and outstanding as of October 31, 2020; 19,236,681 shares issued and outstanding as of February 1, 2020	2	2
Additional paid-in capital	566,436	430,662
Accumulated other comprehensive loss	(1,938)	(2,760)
Accumulated deficit	(267,631)	(409,253)
Total stockholders’ equity	296,869	18,651
Total liabilities and stockholders’ equity	$2,679,250	$2,445,694

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net revenues	$844,013	$677,526	$2,036,190	$1,982,461
Cost of goods sold	435,683	393,360	1,095,787	1,170,523
Gross profit	408,330	284,166	940,403	811,938
Selling, general and administrative expenses	297,109	194,929	657,161	550,087
Income from operations	111,221	89,237	283,242	261,851
Other expenses
Interest expense—net	15,656	21,564	54,703	67,195
Tradename impairment	—	—	20,459	—
(Gain) loss on extinguishment of debt—net	—	6,857	(152)	5,903
Total other expenses	15,656	28,421	75,010	73,098
Income before income taxes	95,565	60,816	208,232	188,753
Income tax expense	49,154	8,353	66,610	36,811
Net income	$46,411	$52,463	$141,622	$151,942
Weighted-average shares used in computing basic net income per share	19,552,836	18,765,769	19,393,931	19,069,501
Basic net income per share	$2.37	$2.80	$7.30	$7.97
Weighted-average shares used in computing diluted net income per share	28,286,124	24,170,172	26,351,194	23,809,425
Diluted net income per share	$1.64	$2.17	$5.37	$6.38

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net income	$46,411	$52,463	$141,622	$151,942
Net gains (losses) from foreign currency translation	(96)	299	822	(148)
Total comprehensive income	$46,315	$52,762	$142,444	$151,794

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended
				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—August 1, 2020	19,485,826	$2	$444,378	$(1,842)	$(314,042)	17	$(5)	$128,491
Stock-based compensation	—	—	118,677	—	—	—	—	118,677
Vested and delivered restricted stock units	2,814	—	(610)	—	—	—	—	(610)
Exercise of stock options	64,848	—	3,996	—	—	—	—	3,996
Retirement of treasury stock	—	—	(5)	—	—	(17)	5	—
Shares issued in connection with warrant agreements	290,967	—	—	—	—	—	—	—
Net income	—	—	—	—	46,411	—	—	46,411
Net gains from foreign currency translation	—	—	—	(96)	—	—	—	(96)
Balances—October 31, 2020	19,844,455	$2	$566,436	$(1,938)	$(267,631)	—	$—	$296,869

Balances—August 3, 2019	18,591,763	$2	$355,010	$(2,780)	$(530,150)	—	$—	$(177,918)
Stock-based compensation	—	—	5,009	—	—	—	—	5,009
Vested and delivered restricted stock units	2,967	—	(304)	—	—	—	—	(304)
Exercise of stock options	279,570	—	11,286	—	—	—	—	11,286
Shares issued in connection with warrant agreements	54,009	—	—	—	—	—	—	—
Equity component value of convertible note issuance—net	—	—	87,070	—	—	—	—	87,070
Issuance of warrants	—	—	50,225	—	—	—	—	50,225
Purchase of convertible note hedge	—	—	(91,350)	—	—	—	—	(91,350)
Net income	—	—	—	—	52,463	—	—	52,463
Net gains from foreign currency translation	—	—	—	299	—	—	—	299
Balances—November 2, 2019	18,928,309	$2	$416,946	$(2,481)	$(477,687)	—	$—	$(63,220)

	Nine Months Ended
				Accumulated	Retained			Total
			Additional	Other	Earnings			Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	(Deficit)
Balances—February 1, 2020	19,236,681	$2	$430,662	$(2,760)	$(409,253)	—	$—	$18,651
Stock-based compensation	—	—	131,153	—	—	—	—	131,153
Issuance of restricted stock	3,192	—	—	—	—	—	—	—
Vested and delivered restricted stock units	73,106	—	(7,428)	—	—	—	—	(7,428)
Exercise of stock options	241,126	—	12,121	—	—	—	—	12,121
Repurchases of common stock	(600)	—	—	—	—	600	(72)	(72)
Retirement of treasury stock	—	—	(77)	—	—	(617)	77	—
Shares issued in connection with warrant agreements	290,967	—	—	—	—	—	—	—
Settlement of convertible senior notes	1,131,645	—	(315,708)	—	—	(1,131,645)	315,708	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(1,131,662)	—	315,713	—	—	1,131,662	(315,713)	—
Net income	—	—	—	—	141,622	—	—	141,622
Net gains from foreign currency translation	—	—	—	822	—	—	—	822
Balances—October 31, 2020	19,844,455	$2	$566,436	$(1,938)	$(267,631)	—	$—	$296,869

Balances—February 2, 2019	20,477,813	$2	$356,422	$(2,333)	$(392,538)	2,800	$(243)	$(38,690)
Stock-based compensation	—	—	15,788	—	—	—	—	15,788
Issuance of restricted stock	7,014	—	—	—	—	—	—	—
Vested and delivered restricted stock units	104,608	—	(6,538)	—	—	—	—	(6,538)
Exercise of stock options	452,219	—	18,509	—	—	—	—	18,509
Repurchases of common stock	(2,167,396)	—	—	—	—	2,167,396	(250,032)	(250,032)
Retirement of treasury stock	—	—	(13,180)	—	(237,091)	(2,170,154)	250,271	—
Shares issued in connection with warrant agreements	54,009	—	—	—	—	—	—	—
Equity component of the convertible notes issuance—net	—	—	87,070	—	—	—	—	87,070
Issuance of warrants	—	—	50,225	—	—	—	—	50,225
Purchase of convertible note hedges	—	—	(91,350)	—	—	—	—	(91,350)
Conversion of convertible senior notes	42	—	—	—	—	(42)	4	4
Net income	—	—	—	—	151,942	—	—	151,942
Net losses from foreign currency translation	—	—	—	(148)	—	—	—	(148)
Balances—November 2, 2019	18,928,309	$2	$416,946	$(2,481)	$(477,687)	—	$—	$(63,220)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,	November 2,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$141,622	$151,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,688	75,945
Non-cash operating lease cost	47,069	48,855
Tradename impairment	20,459	—
Asset impairments	4,783	1,660
(Gain) loss on sale leaseback transaction	9,352	(1,196)
Amortization of debt discount	33,810	33,528
Accretion of debt discount upon settlement of debt	(84,003)	(70,482)
Stock-based compensation expense	131,472	16,109
Non-cash finance lease interest expense	17,887	16,864
Product recalls	5,561	(3,516)
Deferred income taxes	117	667
(Gain) loss on extinguishment of debt—net	(152)	5,903
Other non-cash items	3,274	2,973
Change in assets and liabilities:
Accounts receivable	(6,070)	(2,809)
Merchandise inventories	(57,781)	102,788
Prepaid expense and other assets	(47,288)	42,178
Landlord assets under construction—net of tenant allowances	(44,921)	(49,387)
Accounts payable and accrued expenses	10,844	(41,474)
Deferred revenue and customer deposits	111,436	14,406
Other current liabilities	29,153	(53,016)
Current and non-current operating lease liabilities	(36,810)	(61,887)
Other non-current obligations	(19,239)	(19,054)
Net cash provided by operating activities	347,263	210,997
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(71,755)	(64,614)
Acquisition of business	(13,052)	—
Investments in joint ventures	(7,500)	—
Proceeds from sale of assets	25,006	24,078
Deposit on asset under construction	—	(30,000)
Net cash used in investing activities	(67,301)	(70,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	359,400	322,500
Repayments under asset based credit facility	(359,400)	(380,000)
Borrowings under term loans	—	320,000
Repayments under term loans	—	(234,000)
Borrowings under promissory and equipment security notes	—	99,000
Repayments under promissory and equipment security notes	(10,872)	(10,280)
Debt issuance costs	—	(4,636)
Proceeds from issuance of convertible senior notes	—	350,000
Proceeds from issuance of warrants	—	50,225
Purchase of convertible note hedges	—	(91,350)
Debt issuance costs related to convertible senior notes	—	(4,818)
Repayments of convertible senior notes	(215,846)	(278,560)
Principal payments under finance leases	(8,801)	(7,136)
Repurchases of common stock—including commissions	—	(250,032)
Proceeds from exercise of stock options	12,121	18,509
Tax withholdings related to issuance of stock-based awards	(7,428)	(6,538)
Payments under promissory notes related to share repurchases	—	(892)
Net cash used in financing activities	(230,826)	(108,008)
Effects of foreign currency exchange rate translation	(10)	(3)
Net increase in cash and cash equivalents and restricted cash equivalents	49,126	32,450
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	$47,658	$5,803

End of period—cash and cash equivalents	89,884	38,253
End of period—restricted cash equivalents (acquisition related escrow deposits)	6,900	—
End of period—cash and cash equivalents and restricted cash equivalents	$96,784	$38,253
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$23,277	$11,859
Landlord asset additions in accounts payable and accrued expenses at period-end	20,296	20,475
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	68,459	—
Shares issued on settlement of convertible senior notes	(315,708)	—
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	315,713	—

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

As of October 31, 2020, we operated a total of 68 RH Galleries and 38 RH outlet stores in 31 states, the District of Columbia and Canada, as well as 14 Waterworks showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of October 31, 2020, and the results of operations for the three and nine months ended October 31, 2020 and November 2, 2019. Our current fiscal year, which consists of 52 weeks, ends on January 30, 2021 (“fiscal 2020”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the novel coronavirus disease (“COVID-19”) using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, intangible and other long-lived assets. Our current assessment of these estimates are included in our condensed consolidated financial statements as of and for the three and nine months ended October 31, 2020 and November 2, 2019. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the “2019 Form 10-K”).

The results of operations for the three and nine months ended October 31, 2020 and November 2, 2019 presented herein are not necessarily indicative of the results to be expected for the full fiscal year or future time periods. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the novel coronavirus disease as discussed in Recent Developments—COVID-19 below.

Recent Developments—COVID-19

The initial wave of the COVID-19 outbreak starting in March 2020 caused disruption to our business operations as we temporarily closed all of our retail locations on March 17, 2020. While our retail locations were substantially closed at the end of the first fiscal quarter on May 2, 2020, during the second fiscal quarter we had reopened substantially all of our retail locations. As of the end of the third fiscal quarter on October 31, 2020 we had reopened all of our Galleries and Outlets, and 8 out of 10 of our restaurants. Our business substantially recovered during the second and third fiscal quarters as a result of both the reopening of most of our physical locations and also due to strong consumer demand for our products.

During the time period of October through early December of 2020, there has been a spike in reported COVID-19 cases in various parts of both the U.S. and Canada. The recent surge in cases has led to the imposition of increasing levels of restriction on our physical operations with respect to Galleries, Outlets and restaurants. These limitations include restrictions on the level of occupancy that is permitted in some locations as well as full closure requirements for other locations. Although we have experienced strong demand for our products in connection with prior closure requirements earlier in this year, our overall demand in specific markets correlates favorably with our customers’ ability to access our Galleries and Outlets. Accordingly, we do anticipate some negative impact to overall demand in connection the restrictions on our physical locations and the duration and extent of these operational limits cannot be predicted with certainty.

While our business strengthened during the second and third fiscal quarters, the lag in inventory receipts together with dislocations in our supply chain has resulted in some delays in our ability to convert business demand into revenues. Our global supply chain has not fully recovered from the impact of the COVID-19 dislocation. In light of the recent increase of virus infections and shelter in place orders which continue to negatively impact our manufacturing partners, we anticipate that our supply chain may not catch up to demand until the second half of 2021. Despite the strong growth in consumer demand in our business during the second and third fiscal quarters, revenue growth has lagged the increase in customer orders. As manufacturing and inventory receipts catch up with this backlog, we expect this demand will convert into revenue in the next several quarters.

While we have continued to serve our customers and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves or resurgences of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for the fiscal year ending January 30, 2021 and future time periods. Although the availability of vaccines and various treatments with respect to COVID-19 can be expected to have an overall positive impact on business conditions in the aggregate over time, the exact timing of these positive developments is uncertain and in the meantime reported cases of COVID-19 have surged in the U.S. and Canada from October through December 2020 resulting in various adverse operating restrictions on our physical locations.

In our initial response to the COVID-19 health crisis we undertook immediate adjustments to our business operations including temporarily closing retail locations and restaurants, curtailing expenses and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second and third fiscal quarters. We will continue to closely manage our expenses and investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to the impact of COVID-19. During the second and third fiscal quarters of 2020 we have resumed many investments and previously deferred expenditures, but we anticipate that our decisions regarding these matters will continue to evolve in response to changing business circumstances including further development with respect to COVID-19.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

Cloud Computing

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amends ASU 2015-05—Customers Accounting for Fees in a Cloud Computing Agreement. The amendments in this ASU more closely align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).

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

Current Expected Credit Losses

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance through ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, the “ASUs”). The ASUs amend the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology to result in more timely recognition of losses. The guidance in the ASUs applies to financial assets measured at amortized cost basis, such as receivables that result from revenue transactions.

Accounts receivable consist primarily of receivables from our credit card processors for sales transactions, receivables related to our contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for doubtful accounts as a result of the assessment of the collectability of customer accounts, which is recorded by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $3.3 million and $2.2 million as of October 31, 2020 and February 1, 2020, respectively.

We adopted the ASUs as of February 2, 2020 using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings. We did not recognize a cumulative-effect adjustment upon adoption as the adoption of the ASUs did not have a material effect on our condensed consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We will adopt this standard in the first quarter of fiscal 2021 and we do not expect the adoption of the new accounting standard to have a material impact on our consolidated financial statements.

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, we will not separately present in equity an embedded conversion feature of such debt. Instead, we will account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. We are currently evaluating the effects that the adoption of this ASU will have on our consolidated financial statements, including the timing and adoption approach.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	October 31,	February 1,
	2020	2020
Prepaid expense and other current assets	$30,661	$30,875
Promissory note receivable, including interest	22,499	—
Capitalized catalog costs	13,878	13,740
Vendor deposits	11,180	11,258
Acquisition related escrow deposits	4,400	—
Right of return asset for merchandise	6,257	5,746
Total prepaid expense and other current assets	$88,875	$61,619

Other non-current assets consist of the following (in thousands):

	October 31,	February 1,
	2020	2020
Landlord assets under construction	$144,792	$138,315
Deposits on asset under construction	60,000	60,000
Investments in joint ventures (Note 5)	7,500	—
Promissory note receivable, including interest	5,500	5,354
Capitalized cloud computing costs—net	5,444	—
Other deposits	5,264	5,157
Acquisition related escrow deposits	2,500	—
Deferred financing fees	1,794	2,602
Other non-current assets	8,147	3,417
Total other non-current assets	$240,941	$214,845

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND DOMAIN NAMES

The following sets forth the goodwill, tradenames, trademarks and domain names activity for the RH Segment and Waterworks (See Note 17—Segment Reporting), for the nine months ended October 31, 2020 (in thousands):

				Foreign
	February 1,			Currency	October 31,
	2020	Acquisition	Impairment (1)	Translation	2020
RH Segment
Goodwill	$124,367	$10,948	$—	$(9)	$135,306
Tradenames, trademarks and domain names	48,563	6,100	—	—	54,663

Waterworks (1)
Tradename (2)	37,459	—	(20,459)	—	17,000
(1)	Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million of impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	Presented net of an impairment charge of $35.1 million, with $20.5 million recorded in the first quarter of fiscal 2020 and $14.6 million recorded in fiscal 2018.

Acquisition of Goodwill and Tradename

On August 28, 2020, we acquired a furniture business in North America, for total consideration of $15.0 million, of which $4.8 million was allocated to tradename and $10.9 million was allocated to goodwill as a part of the purchase price allocation. Refer to Note 18—Business Combination.

Waterworks Tradename Impairment

During the first quarter of fiscal 2020, as a result of the COVID-19 health crisis and related Showroom closures and slowdown in construction activity, management updated the long-term financial projections for the Waterworks reporting unit, which resulted in a significant decrease in forecasted revenues and profitability. We performed an interim impairment test on the Waterworks tradename and the estimated future cash flows of the Waterworks reporting unit indicated the fair value of the tradename asset was below its carrying amount. We determined fair value utilizing a discounted cash flow methodology under the relief-from-royalty method. Significant assumptions under this method include forecasted net revenues and the estimated royalty rate, expressed as a percentage of revenues, in addition to the discount rate based on the weighted-average cost of capital. Based on the impairment test performed, we concluded that the Waterworks reporting unit tradename was impaired as of the first quarter of fiscal 2020.

As a result, we recognized a $20.5 million non-cash impairment charge for the Waterworks reporting unit tradename during the first quarter of fiscal 2020, and the carrying value of the Waterworks indefinite-lived tradename asset after the impairment charge was $17.0 million.

NOTE 5—INVESTMENTS IN JOINT VENTURES

During the second quarter of fiscal 2020, we entered into transactions whereby we became a 50 percent member of two privately held limited liability companies (the “JVs”) that each have the purpose of acquiring, constructing, developing and ultimately selling certain specified real estate projects. The JVs are financed by capital contributions from the members on an as-needed basis, as well as via third-party debt secured by the underlying real estate projects and guaranteed by a member other than us. The JVs are considered variable interest entities because the equity investment at risk is not sufficient to permit the JVs to finance their activities without additional financial support. A variable interest entity is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the variable interest entity. As we do not have a controlling financial interest in the JVs but have the ability to exercise significant influence over the operating and financial policies of the JVs, we recognized these investments using the equity method.

As of October 31, 2020, we had $7.5 million of investments in the JVs, which is included in other non-current assets on the condensed consolidated balance sheets. Our proportional share of the JVs operations for the three and nine months ended October 31, 2020 was not material.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	October 31,	February 1,
	2020	2020
Accounts payable	$187,381	$180,714
Accrued compensation	66,628	64,659
Accrued freight and duty	28,675	25,170
Accrued sales taxes	24,685	19,618
Accrued occupancy	18,472	12,067
Deferred consideration for asset purchase	13,598	—
Accrued professional fees	5,506	4,381
Accrued catalog costs	4,013	8,267
Other accrued expenses	19,594	15,433
Total accounts payable and accrued expenses	$368,552	$330,309

Other current liabilities consist of the following (in thousands):

	October 31,	February 1,
	2020	2020
Promissory notes on asset under construction	$53,000	$53,000
Federal and state taxes payable	36,148	13,591
Current portion of equipment promissory notes	22,489	22,009
Allowance for sales returns	21,797	19,206
Unredeemed gift card and merchandise credit liability	14,929	16,625
Finance lease liabilities	14,314	9,188
Product recall reserve	6,619	2,055
Other current liabilities	4,900	5,040
Total other current liabilities	$174,196	$140,714

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue, customer deposits and deferred membership fees as of October 31, 2020 will be recognized within the next six months (with the exception of cancelled orders) as the performance obligations are satisfied.

In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards and merchandise credits. During the three months ended October 31, 2020 and November 2, 2019, we recognized $5.6 million and $5.1 million, respectively, of revenue related to previous deferrals related to our gift cards and merchandise credits. During the nine months ended October 31, 2020 and November 2, 2019, we recognized $16.2 million and $14.4 million, respectively, of revenue related to previous deferrals related to our gift cards and merchandise credits. During the three months ended October 31, 2020 and November 2, 2019, we recorded gift card breakage of $0.2 million and $0.5 million, respectively. During the nine months ended October 31, 2020 and November 2, 2019, we recorded gift card breakage of $1.0 million and $1.3 million, respectively. We expect that approximately 70% of the remaining gift card and merchandise credit liabilities as of October 31, 2020 will be recognized within the next twelve months as the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	October 31,	February 1,
	2020	2020
Notes payable for share repurchases	$18,813	$18,741
Rollover units and profit interests (1)	3,384	3,064
Unrecognized tax benefits	2,217	3,020
Other non-current obligations	3,144	3,695
Total other non-current obligations	$27,558	$28,520
(1)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 15—Stock-Based Compensation.

NOTE 8—LEASES

Lease costs—net consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Operating lease cost (1)	$21,111	$21,115	$62,018	$63,491

Finance lease costs
Amortization of leased assets (1)	10,841	9,471	30,554	27,558
Interest on lease liabilities (2)	6,158	5,678	17,887	16,864

Variable lease costs (3)	5,930	6,219	13,410	17,617
Sublease income (4)	(1,519)	(2,493)	(6,213)	(7,282)
Total lease costs—net	$42,521	$39,990	$117,656	$118,248
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2019 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $4.0 million for both the three months ended October 31, 2020 and November 2, 2019, respectively, and $8.3 million and $10.8 million for the nine months ended October 31, 2020 and November 2, 2019, respectively. Other variable costs include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset were not material for the periods reported.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		October 31,	February 1,
		2020	2020
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$405,776	$410,904
Finance leases (1)(2)	Property and equipment—net	721,772	642,117
Total lease right-of-use assets		$1,127,548	$1,053,021

Liabilities
Current (3)
Operating leases	Operating lease liabilities	$64,879	$58,924
Finance leases	Other current liabilities	14,314	9,188
Total lease liabilities—current		79,193	68,112

Non-current
Operating leases	Non-current operating lease liabilities	405,432	409,930
Finance leases	Non-current finance lease liabilities	488,660	442,988
Total lease liabilities—non-current		894,092	852,918
Total lease liabilities		$973,285	$921,030
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $122.5 million and $92.3 million as of October 31, 2020 and February 1, 2020, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

The maturities of lease liabilities are as follows as of October 31, 2020 (in thousands):

Fiscal year	Operating Leases	Finance Leases	Total
Remainder of fiscal 2020	$20,600	$9,634	$30,234
2021	79,709	38,626	118,335
2022	67,896	39,044	106,940
2023	60,862	39,458	100,320
2024	56,550	39,945	96,495
2025	56,345	41,152	97,497
Thereafter	222,579	594,102	816,681
Total lease payments (1)(2)	564,541	801,961	1,366,502
Less—imputed interest (3)	(94,230)	(298,987)	(393,217)
Present value of lease liabilities	$470,311	$502,974	$973,285
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $651.8 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced as of October 31, 2020.
(2)	Excludes future commitments under short-term lease agreements of $1.4 million as of October 31, 2020.
(3)	Calculated using the incremental borrowing rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	Nine Months Ended
	October 31,	November 2,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	8.8	9.0
Finance leases	18.6	18.7

Weighted-average discount rate
Operating leases	3.86%	3.82%
Finance leases	5.04%	5.25%

Other information related to leases consists of the following (in thousands):

	Nine Months Ended
	October 31,	November 2,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(49,251)	$(75,011)
Operating cash flows from finance leases	(14,170)	(16,864)
Financing cash flows from finance leases	(8,801)	(7,136)
Total cash outflows from leases	$(72,222)	$(99,011)

Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$45,341	$18,892
Finance leases	57,440	26,241

Sale-Leaseback Transaction

During the second quarter of fiscal 2020, we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $25.5 million, which qualified for sale-leaseback accounting in accordance with ASC 842. Concurrently with the sale, we entered into an operating leaseback arrangement with an initial lease term of 20 years and a renewal option for an additional 10 years. We recognized a loss related to the execution of the sale transaction of $9.4 million in the second quarter of fiscal 2020, which was recorded in selling, general and administrative expenses on the condensed consolidated statements of income.

During the third quarter of fiscal 2019, we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $23.5 million, which qualified for sale-leaseback accounting in accordance with ASC 842. Concurrently with the sale, we entered into an operating leaseback arrangement with an initial lease term of 15 years and renewal options for up to an additional 30 years. We recognized a gain related to the execution of the sale transaction of $1.2 million in the third quarter of fiscal 2019, which was recorded in selling, general and administrative expenses on the condensed consolidated statements of income.

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

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied during the calendar quarter ended September 30, 2020 and, accordingly, holders are eligible to convert their 2024 Notes during the calendar quarter ending December 31, 2020. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the condensed consolidated balance sheets. During the three months ended October 31, 2020 and November 2, 2019, we recorded $0.2 million and $0.1 million related to the amortization of debt issuance costs related to the 2024 Notes, respectively. During the nine months ended October 31, 2020 and November 2, 2019, we recorded $0.5 million and $0.1 million related to the amortization of debt issuance costs related to the 2024 Notes, respectively.

The carrying value of the 2024 Notes, excluding the discounts upon original issuance and third party offering costs, is as follows (in thousands):

	October 31,	February 1,
	2020	2020
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(69,857)	(81,634)
Net carrying amount	$280,143	$268,366
Equity component (1)	$87,252	$87,252
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $4.0 million and $1.8 million for the amortization of the debt discount related to the 2024 Notes during the three months ended October 31, 2020 and November 2, 2019, respectively. We recorded interest expense of $11.8 million and $1.8 million for the amortization of the debt discount related to the 2024 Notes during the nine months ended October 31, 2020 and November 2, 2019, respectively.

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

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied during the calendar quarter ended September 30, 2020 and, accordingly, holders are eligible to convert their 2023 Notes during the calendar quarter ending December 31, 2020. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During both the three months ended October 31, 2020 and November 2, 2019, we recorded $0.2 million related to the amortization of debt issuance costs. During both the nine months ended October 31, 2020 and November 2, 2019, we recorded $0.7 million related to the amortization of debt issuance costs.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	October 31,	February 1,
	2020	2020
Liability component
Principal	$335,000	$335,000
Less: Debt discount	(51,585)	(64,729)
Net carrying amount	$283,415	$270,271
Equity component (1)	$90,990	$90,990
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $4.4 million and $4.1 million for the amortization of the debt discount related to the 2023 Notes during the three months ended October 31, 2020 and November 2, 2019, respectively. We recorded interest expense of $13.1 million and $12.3 million for the amortization of the debt discount related to the 2023 Notes during the nine months ended October 31, 2020 and November 2, 2019, respectively.

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

Discounts and third party offering costs attributable to the liability component were recorded as a contra-liability and were presented net against the convertible senior notes due 2020 balance on the condensed consolidated balance sheets. We did not record amortization of debt issuance costs related to the 2020 Notes during the three months ended October 31, 2020. During the three months ended November 2, 2019, we recorded $0.3 million related to the amortization of debt issuance costs. During the nine months ended October 31, 2020 and November 2, 2019, we recorded $0.6 million and $0.9 million related to the amortization of debt issuance costs, respectively.

In May 2020, $9.4 million in aggregate principal amount of 2020 Notes were converted at the option of the noteholders. We paid $9.2 million in cash and delivered 14,927 shares of common stock to settle the converted 2020 Notes. As a result, we recognized a gain on extinguishment of the liability component of $0.2 million in the second quarter of fiscal 2020. We also received 14,927 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2020 Notes as described below, and therefore, on a net basis did not issue any shares of our common stock in respect to such settlement of the 2020 Notes.

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

As of October 31, 2020, the 2020 Notes are no longer outstanding. As of February 1, 2020, the carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, was as follows (in thousands):

February 1,
2020
Liability component
Principal	$300,000
Less: Debt discount	(8,890)
Net carrying amount	$291,110
Equity component (1)	$84,003
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We did not record amortization of the debt discount related to the 2020 Notes during the three months ended October 31, 2020. We recorded interest expense of $4.6 million for the amortization of the debt discount related to the

2020 Notes during the three months ended November 2, 2019. We recorded interest expense of $8.9 million and $13.5 million for the amortization of the debt discount related to the 2020 Notes during the nine months ended October 31, 2020 and November 2, 2019.

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, we entered into convertible note hedge transactions whereby we had the option to purchase a total of approximately 2.540 million shares of our common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was approximately $68.3 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 2.540 million shares of our common stock at a strike price of $189.00 per share (the “2020 warrants”). The 2020 warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 5.1 million shares of common stock (which cap may also be subject to adjustment). We received approximately $30.4 million in cash proceeds from the sale of the 2020 warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants were intended to offset any actual earnings dilution from the conversion of the 2020 Notes until our common stock is above approximately $189.00 per share. As these transactions met certain accounting criteria, the convertible note hedges and warrants were recorded in stockholders’ equity, not accounted for as derivatives and not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

As a result of the operation of the bond hedge in connection with the maturity of the 2020 Notes, we were not required to issue any new shares to settle the notes as these shares were delivered to us under the terms of the bond hedge. The bond hedge was exercised in connection with the maturity date of the 2020 Notes.

During October 2020, we began settling the 2020 warrants by the delivery of net shares on a weekly basis in accordance with the terms of the warrant agreements, and as of October 31, 2020, we had delivered 290,967 shares of common stock upon exercise of the warrants. We are continuing to deliver shares on a weekly basis in settlement of the 2020 warrants and, as of December 9, 2020, we have delivered an incremental 552,276 shares of common stock in settlement of the 2020 warrants in our fourth fiscal quarter. The final settlement of the 2020 warrants will continue through December and the first week of January 2021. The exact number of shares remaining to be delivered will depend on the extent to which the share price of our common stock remains above the exercise price of $189.00 per share under the warrants.

We recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in non-current deferred tax assets on the condensed consolidated balance sheets. There is no deferred tax asset or liability remaining as of October 31, 2020 due to the maturity of the 2020 Notes.

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows (in thousands):

	October 31,			February 1,
	2020			2020
	Outstanding	Unamortized Debt	Net Carrying	Outstanding	Unamortized Debt	Net Carrying
	Amount	Issuance Costs	Amount	Amount	Issuance Costs	Amount
Asset based credit facility (1)	$—	$—	$—	$—	$—	$—
Equipment promissory notes (2)	43,058	(206)	42,852	53,372	(310)	53,062
Total credit facilities	$43,058	$(206)	$42,852	$53,372	$(310)	$53,062
(1)	Deferred financing fees associated with the asset based credit facility as of October 31, 2020 and February 1, 2020 were $1.8 million and $2.6 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of June 28, 2022.
(2)	Represents total equipment security notes secured by certain of our property and equipment, of which $22.5 million outstanding was included in other current liabilities on the condensed consolidated balance sheets. The remaining $20.6 million outstanding, included in other non-current obligations on the condensed consolidated balance sheets, has principal payments due of $5.8 million, $13.6 million and $1.2 million in fiscal 2021, fiscal 2022 and fiscal 2023, respectively.

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

In addition, under the Credit Agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the lesser of (x) the domestic revolving commitments under the Credit Agreement and (y) the domestic revolving borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one. As of October 31, 2020, Restoration Hardware, Inc. was in compliance with all applicable financial covenants of the Credit Agreement.

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

As of October 31, 2020, we had no outstanding borrowings under the revolving credit facility portion of the Credit Agreement. The availability of credit at any given time under the Credit Agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of October 31, 2020 was $316.4 million, net of $14.6 million in outstanding letters of credit.

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

	October 31,		February 1,
	2020		2020
	Fair	Carrying	Fair	Carrying
	Value	Value (1)	Value	Value (1)
Convertible senior notes due 2020 (2)	$—	$—	$295,573	$291,110
Convertible senior notes due 2023	278,349	283,415	272,623	270,271
Convertible senior notes due 2024	270,467	280,143	255,849	268,366
(1)	Carrying value represents the principal amount less the equity component of the 2020 Notes, 2023 Notes and 2024 Notes classified in stockholders’ equity, and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.
(2)	The 2020 Notes matured on July 15, 2020.

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

Fair Value Measurements—Non-Recurring

The fair value of the Waterworks reporting unit tradename was determined based on unobservable (Level 3) inputs and valuation techniques, as discussed in Note 4—Goodwill, Trademarks, Trademarks and Domain Names and in “Impairment” within Note 3—Significant Accounting Policies in the 2019 Form 10-K. The fair value of the acquired goodwill and tradename associated with the acquisition as discussed in Note 18—Business Combination was determined based on unobservable (Level 3) inputs and valuation techniques.

NOTE 12—INCOME TAXES

We recorded income tax expense of $49.2 million and $8.4 million in the three months ended October 31, 2020 and November 2, 2019, respectively. We recorded income tax expense of $66.6 million and $36.8 million in the nine months ended October 31, 2020 and November 2, 2019, respectively. The effective tax rate was 51.4% and 13.7% for the three months ended October 31, 2020 and November 2, 2019, respectively. The effective tax rate was 32.0% and 19.5% for the nine months ended October 31, 2020 and November 2, 2019, respectively. The increase in our effective tax rate for the three months ended October 31, 2020 was significantly impacted by non-deductible stock-based compensation and lower discrete tax benefits related to net excess tax windfalls from stock-based compensation in the three months ended October 31, 2020 as compared to the three months ended November 2, 2019. The increase in our effective tax rate for the nine months ended October 31, 2020 was significantly impacted by non-deductible stock-based compensation and higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in the nine months ended October 31, 2020 as compared to the nine months ended November 2, 2019.

As of October 31, 2020, we had $8.3 million of unrecognized tax benefits, of which $7.6 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of October 31, 2020, we had $6.1 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 13—NET INCOME PER SHARE

The weighted-average shares used for net income per share are as follows:

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Weighted-average shares—basic	19,552,836	18,765,769	19,393,931	19,069,501
Effect of dilutive stock-based awards	5,918,350	4,712,355	5,164,775	4,347,713
Effect of dilutive convertible senior notes (1)	2,814,938	692,048	1,792,488	392,211
Weighted-average shares—diluted	28,286,124	24,170,172	26,351,194	23,809,425
(1)	The 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices of $118.13 per share, $193.65 per share and $211.40 per share, respectively. The 2020 Notes terminated on July 15, 2020 and did not have an impact on our dilutive share count post-termination. The warrants associated with our 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices of $189.00 per share, $309.84 per share and $338.24 per share, respectively. The warrants associated with our 2020 Notes expire through January 2021. While the share price for our common stock trades above the applicable conversion price of each series of notes or the applicable exercise price of each series of warrants for the 2020 Notes, the 2023 Notes and the 2024 Notes, these instruments will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock continues to exceeds the applicable conversion or exercise price of the notes and warrants. Refer to Note 9—Convertible Senior Notes.

Dilutive options of 311,242 and 190,766 were excluded from the calculation of diluted net income per share for the three months ended October 31, 2020 and November 2, 2019, respectively, because their inclusion would have been anti-dilutive. Dilutive options of 451,559 and 457,300 were excluded from the calculation of diluted net income per share for the nine months ended October 31, 2020 and November 2, 2019, respectively, because their inclusion would have been anti-dilutive.

NOTE 14—SHARE REPURCHASES AND SHARE RETIREMENTS

Share Repurchase Program

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700.0 million, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700.0 million authorization amount was replenished by the Board of Directors on March 25, 2019 (as replenished, the “$950 Million Repurchase Program”). We did not make any repurchases under this program during the nine months ended October 31, 2020. During the nine months ended November 2, 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million under this share repurchase program. As of October 31, 2020, there was $450.0 million remaining for future share repurchases under this program.

Share Repurchases Under Equity Plans

As of October 31, 2020 and February 1, 2020, the aggregate unpaid principal amount of the notes payable for share repurchases was $18.8 million and $18.7 million, respectively, which were included in other non-current obligations on the condensed consolidated balance sheets. During both the three months ended October 31, 2020 and November 2, 2019, we recorded interest expense on the outstanding notes of $0.2 million. During both the nine months ended October 31, 2020 and November 2, 2019, we recorded interest expense on the outstanding notes of $0.7 million.

Of the $18.8 million and $18.7 million notes payable for share repurchases outstanding as of October 31, 2020 and February 1, 2020, $15.5 million is related to a promissory note due to a current board member.

Share Retirements

During the nine months ended October 31, 2020, we retired 600 shares of our common stock related to shares we had repurchased under equity plans and we retired 17 shares of our common stock related to shares we received upon the maturity of the 2020 Notes (refer to Note 9—Convertible Senior Notes). As a result of the retirements, we reclassified a total of $0.1 million from treasury stock to additional paid-in capital on the condensed consolidated balance sheets and on the condensed consolidated statements of stockholders’ equity (deficit) as of October 31, 2020.

During the nine months ended November 2, 2019, we retired 2,170,154 shares of our common stock related to shares we had repurchased under the $950 Million Repurchase Program. As a result of this retirement, we reclassified a total of $250.3 million from treasury stock, of which $13.2 million was allocated to additional paid-in capital and $237.1 million was allocated to retained earnings (accumulated deficit) on the condensed consolidated balance sheets as of February 1, 2020 and on the condensed consolidated statements of stockholders’ equity (deficit) as of November 2, 2019.

NOTE 15—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $118.8 million and $5.1 million during the three months ended October 31, 2020 and November 2, 2019, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. We recorded stock-based compensation expense of $131.5 million and $16.1 million during the nine months ended October 31, 2020 and November 2, 2019, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan.

The option contains selling restrictions on the underlying shares that lapse upon the achievement of both time-based service requirements and stock price performance-based metrics as described further below. The option is fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option will result in aggregate non-cash stock compensation expense of $173.6 million, of which $111.2 million was recognized during the three months ended October 31, 2020 (which is included in the stock-based compensation expense recorded during the three and nine months ended October 31, 2020 noted above). As of October 31, 2020, the total unrecognized compensation expense was $62.4 million, which will be recognized on an accelerated basis through May 2025.

Time-Based Restrictions

The time-based restrictions are measured over a four-year performance year period which will begin in May 2021, on the anniversary of the option granted to Mr. Friedman in 2017. The time-based restrictions will lapse at the end of each of the successive anniversary dates from May 2022 through May 2025 at a rate of 175,000 shares per year if (i) Mr. Friedman remains in service with us at the end of such year with the authority, duties, or responsibilities of a chief executive officer at such date and (ii) the stock price performance-based metrics have been achieved in such year as described further below.

Performance-Based Restrictions

The stock price performance-based restrictions of the option are measured annually over the performance year period and may lapse as to only one-quarter of the option in each of the first four performance years, with the first performance year beginning in May 2021. The stock price performance-based metrics for the option are set at $500 per share, $650 per share and $800 per share. With respect to any given performance year, if the “twenty day average trading price” our common stock exceeds $500 per share, $650 per share, or $800 per share during such performance year, then the selling restrictions will lapse as to 58,333 shares, 58,333 share and 58,334 shares, respectively, on the last day of such performance year, if Mr. Friedman remains in service with us at such date.

Any selling restrictions that have not lapsed in any performance year during the first four performance years may be achieved in a successive performance year through the end of the eighth performance year which ends in May 2029, provided Mr. Friedman continues to satisfy the service requirement through the date the performance target is achieved. Any selling restrictions that have not lapsed by the end of the eighth performance year will thereafter only lapse in May 2041, the 20th anniversary of the beginning of the first performance year.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of October 31, 2020, 8,535,569 options were outstanding with a weighted-average exercise price of $101.78 per share and 6,611,534 options were vested with a weighted-average exercise price of $88.89 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of October 31, 2020 was $2,028.2 million, $1,930.3 million, and $1,628.7 million, respectively. Stock options exercisable as of October 31, 2020 had a weighted-average remaining contractual life of 4.2 years. As of October 31, 2020, the total unrecognized compensation expense related to unvested options was $102.9 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.83 years. In addition, as of October 31, 2020, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $62.4 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant above).

As of October 31, 2020, we had 94,390 restricted stock units outstanding with a weighted-average grant date fair value of $45.93 per share. During the three months ended October 31, 2020, 4,440 restricted stock units vested with a weighted-average grant date fair value of $63.07 per share. During the nine months ended October 31, 2020, 105,015 restricted stock units vested with a weighted-average grant date fair value of $52.75 per share and 3,192 restricted stock shares were delivered with a weighted-average grant date fair value of $285.03. As of October 31, 2020, there was $2.8 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 0.94 years.

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Appreciation Rights is determined based on an option-pricing model (“OPM”). We did not record any expense related to the Appreciation Rights during both the three and nine months ended October 31, 2020 and November 2, 2019. As of both October 31, 2020 and February 1, 2020, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. For both the three months ended October 31, 2020 and November 2, 2019, we recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. For both the nine months ended October 31, 2020 and November 2, 2019, we recorded $0.3 million related to the Profit Interests. As of October 31, 2020 and February 1, 2020, the liability associated with the Profit Interests was $1.9 million and $1.6 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of October 31, 2020.

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

As a result of the court approval and adjudication of the claims in 2019, as well as our insurance carriers funding the settlement amount, we have derecognized the provision for legal settlement and unpaid legal fees within other current liabilities and the associated litigation insurance recovery receivable on the condensed consolidated balance sheets as of October 31, 2020, which settlement resolved all of the claims that were or could have been brought in the action.

Shareholder Derivative Lawsuit

On April 24, 2018, purported Company shareholder David Magnani filed a purported shareholder derivative suit in the United States District Court, Northern District of California, captioned Magnani v. Friedman et al. (No. 18-cv-02452). On June 29, 2018, Hosrof Izmirliyan filed a similar purported shareholder derivative complaint in the same forum, captioned Izmirliyan v. Friedman et al. (No. 18-cv-03930). On July 29, 2018, the court consolidated both derivative actions, and the consolidated action is captioned In re RH Shareholder Derivative Litigation. On August 24, 2018, plaintiffs filed an amended complaint that names the Company as a nominal defendant and Gary Friedman, Karen Boone, Carlos Alberini, Keith Belling, Eri Chaya, Mark Demilio, Katie Mitic, Ali Rowghani and Leonard Schlesinger as defendants. The allegations substantially track those in the securities class action described above. Plaintiffs bring claims against all individual defendants under Section 14(a) of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The plaintiffs also allege insider trading and misappropriation of information claims against two of the individual defendants. The amended complaint seeks monetary damages, corporate governance changes, restitution, and an award of costs and attorneys’ fees. We believe that plaintiffs lack standing to bring this derivative action. On September 28, 2018, we filed a motion to stay proceedings and a motion to dismiss the consolidated complaint. On January 23, 2019, the court granted the motion to stay the case pending resolution of the securities class action discussed above. On March 19, 2020, the parties reached an agreement in principle to settle the litigation and subsequently entered into a stipulation of settlement that was preliminarily approved by the Court on August 3, 2020. The settlement involves certain non-monetary terms as well as payment of the plaintiffs’ attorneys’ legal fees, which payment is expected to be funded by our insurance carriers. On October 6, 2020, the Court held a final settlement hearing.

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

Segment Information

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	Three Months Ended
	October 31,			November 2,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$812,782	$31,231	$844,013	$645,378	$32,148	$677,526
Gross profit	394,689	13,641	408,330	270,721	13,445	284,166
Depreciation and amortization	25,135	1,341	26,476	22,316	1,119	23,435

	Nine Months Ended
	October 31,			November 2,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Net revenues	$1,949,126	$87,064	$2,036,190	$1,881,412	$101,049	$1,982,461
Gross profit	902,932	37,471	940,403	769,133	42,805	811,938
Depreciation and amortization	73,086	3,602	76,688	72,490	3,455	75,945

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	October 31,			February 1,
	2020			2020
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total
Goodwill (1)	$135,306	$—	$135,306	$124,367	$—	$124,367
Tradenames, trademarks and domain names (2)	54,663	17,000	71,663	48,563	37,459	86,022
Total assets	2,554,294	124,956	2,679,250	2,301,823	143,871	2,445,694
(1)	The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35.1 million, of which $20.5 million was recorded in the first quarter of fiscal 2020 and $14.6 million was recorded in fiscal 2018. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Trademarks, Trademarks and Domain Names.

We use segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020, (ii) asset impairments and change in useful lives, (iii) gain (loss) on sale leaseback transaction, (iv) severance costs associated with reorganizations, (v) product recall accruals and adjustments—net, (vi) favorable legal settlement and (vii) asset held for sale gain. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and management review.

The following table presents segment operating income and income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Operating income:
RH Segment	$223,103	$86,936	$425,970	$260,429
Waterworks	2,208	825	2,331	2,839
Non-cash compensation	(111,218)	—	(111,218)	—
Asset impairments and change in useful lives	(2,091)	(1,031)	(11,901)	(7,052)
Gain (loss) on sale leaseback transaction	—	1,196	(9,352)	1,196
Reorganization related costs	—	(1,075)	(7,027)	(1,075)
Recall accrual	(781)	2,053	(5,561)	3,988
Legal settlements	—	—	—	1,193
Asset held for sale gain	—	333	—	333
Income from operations	111,221	89,237	283,242	261,851
Interest expense—net	15,656	21,564	54,703	67,195
Tradename impairment	—	—	20,459	—
(Gain) loss on extinguishment of debt—net	—	6,857	(152)	5,903
Income before income taxes	$95,565	$60,816	$208,232	$188,753

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as hospitality. Net revenues in each category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Furniture	$585,378	$460,231	$1,390,460	$1,326,477
Non-furniture	258,635	217,295	645,730	655,984
Total net revenues	$844,013	$677,526	$2,036,190	$1,982,461

During the third fiscal quarter of 2020, we reviewed our segments and product lines and updated certain products and categories in our reporting of furniture and non-furniture product lines. While this reporting change did not impact our consolidated results, prior period segment data has been recast for consistency in reporting.

We are domiciled in the United States and primarily operate our retail and outlet stores in the United States. As of October 31, 2020, we operated 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Revenues from Canadian and U.K. operations, and the long-lived assets in Canada and the U.K., are not material. Canada and U.K. geographic revenues are based upon revenues recognized at the retail store locations in the respective country.

No single customer accounted for more than 10% the three and nine months ended October 31, 2020 and November 2, 2019.

NOTE 18—BUSINESS COMBINATION

On August 28, 2020, we acquired a furniture business in North America, for total consideration of $15.0 million funded through available cash, of which $1.9 million was deposited into an escrow account for any potential post-closing adjustments. We have deposited into escrow an additional $5.0 million, which represents a deferred acquisition related payment subject to mutually agreed to conditions and expected to be paid over two years. We believe that this addition to the RH platform further positions us as a leader in the luxury design market as we continue to enhance the RH product assortment.

For the three and nine months ended October 31, 2020, we incurred $0.6 million and $1.3 million, respectively, of acquisition-related costs associated with the transaction. These costs and expenses include fees associated with financial, legal and accounting advisors, and employment related costs, and are included in selling, general and administrative expenses on the condensed consolidated statements of income.

The following table summarizes the purchase price allocation based on the fair value of the assets acquired and liabilities assumed (in thousands):

Tangible assets acquired and liabilities assumed—net	$(796)
Tradename	4,800
Goodwill	10,948
Total	$14,952

The tradename has been assigned an indefinite life and therefore is not subject to amortization. The goodwill, included in the RH Segment, is representative of the benefits and expected synergies from the integration of the acquired company’s products, management and employees, which do not qualify for separate recognition as an intangible asset. The tradename and goodwill are expected to be deductible for tax purposes.

Results of operations of the acquired company have been included in our condensed consolidated statements of income since the August 28, 2020 acquisition date. Pro forma results of the acquired business have not been presented as the results were not considered material to our consolidated financial statements for all periods presented and would not have been material had the acquisition occurred at the beginning of fiscal 2020.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the sections entitled Risk Factors in Part II of this quarterly report, our Quarterly Reports on Form 10-Q for the quarterly periods ended May 2, 2020 (“First Quarter Form 10-Q”) and August 1, 2020 (“Second Quarter Form 10-Q”), and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“2019 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our First Quarter Form 10-Q, Second Quarter Form 10-Q and in our 2019 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading luxury retailer in the home furnishings marketplace. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings that we believe are on par with world-class interior designers. We offer dominant merchandise assortments across a growing number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our Source Books and websites act as virtual extensions of our stores. Our retail business is fully integrated across our multiple channels of distribution, consisting of our stores, Source Books, and websites. We have an integrated RH Hospitality experience in ten of our new Design Gallery locations, which includes restaurants and wine vaults.

As of October 31, 2020, we operated the following number of retail Galleries, outlets and showrooms:

Count
RH
Design Galleries	24
Legacy Galleries	38
Modern Galleries	2
Baby & Child and Teen Galleries	4
Total Galleries	68
Outlets	38

Waterworks Showrooms	14

Our business substantially recovered during the second and third fiscal quarters from effects of the initial wave of the novel coronavirus disease (“COVID-19”) as a result of both the reopening of most of our retail locations and also due to strong consumer demand for our products.

In our initial response to the COVID-19 health crisis we undertook immediate adjustments to our business operations including temporarily closing retail locations and restaurants, curtailing expenses and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second and third fiscal quarters.

As our business has strengthened during the second and third fiscal quarters, the lag in inventory receipts together with dislocations in our supply chain has resulted in some delays in our ability to convert business demand into revenues. Our global supply chain has not fully recovered from the impact of the COVID-19 dislocation. In light of the recent increase of virus infections and shelter in place orders which continue to negatively impact our manufacturing partners, we anticipate that our supply chain may not catch up to demand until the second half of 2021. Despite the strong growth in consumer demand in our business during the second and third fiscal quarters, revenue growth has lagged the increase in customer orders. As manufacturing and inventory receipts catch up with this backlog, we expect this demand will convert into revenue in the next several quarters.

During the time period of October through early December 2020, there has been a spike in reported COVID-19 cases in various parts of both the U.S. and Canada. The recent surge in cases has led to the imposition of increasing levels of restriction on our physical operations with respect to Galleries, Outlets and restaurants. These limitations include restrictions on the level of occupancy that is permitted in some locations as well as full closure requirements for other locations. Although we have experienced strong demand for our products in connection with prior closure requirements earlier this year, our overall demand in specific markets correlates favorably with our customers’ ability to access our Galleries and Outlets. Accordingly, we do anticipate some negative impact to overall demand in connection with the restrictions on our physical locations and the duration and extent of these operational limits cannot be predicted with certainty.

While we have continued to serve our customers and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves or resurgences of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for the fiscal year ending January 30, 2021 and future time periods. Although the availability of vaccines and various treatments with respect to COVID-19 can be expected to have an overall positive impact on business conditions in the aggregate over time, the exact timing of these positive developments is uncertain and in the meantime reported cases of COVID-19 have surged in the U.S. and Canada from October 2020 through December 2020 resulting in various adverse operating restrictions on our physical locations.

The evolution of the COVID-19 pandemic around the world may continue to have an adverse impact on elements of our supply chain including the manufacture, supply, distribution, transportation and delivery of our products and our inventory levels. The presence of the virus and the response to the health crisis in various countries can affect the speed at which the factories that manufacture our products are able to resume normal operations and production levels, and the extent to which business conditions are able to return to normal in areas that affect our supply chain including factories and transportation. Furthermore, our hospitality business may not recover as quickly as other parts of our business, as in most of our retail locations that have reopened, substantial operational restrictions related to COVID-19 health and safety considerations, for example limits to seating capacity, have been imposed on such business by various governmental authorities. Such operational restrictions may cause our hospitality offerings to be less attractive to customers or may lower its margins and profitability.

While we are pursuing a large number of new business initiatives, the COVID-19 health crisis has had a short-term impact on some of those efforts and initiatives such as the timing of some construction efforts with respect to opening new Gallery locations and optimizing our inventory in light of Outlet inventory buildup resulting from our temporary retail closures. For example, while we have generally experienced positive and improving business trends during the second and third quarters of fiscal 2020, counterparties with respect to some of our Gallery development projects may experience capital or liquidity constraints due to COVID-19 related difficulties, which may impact the timing or scope of some of our development projects. The impact of COVID-19 abroad, including travel restrictions imposed by various countries, may continue to affect certain aspects of our planned international expansion and has been a major factor in our decision to delay the timing of our previous plans to open new international locations in 2021. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our investments in various business initiatives including our capital expenditures through the remainder of fiscal 2020 and over the course of fiscal 2021.

We will continue to closely manage our expenses and investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to the impact of COVID-19. During the second and third fiscal quarters of 2020 we have resumed many investments and previously deferred expenditures, but we anticipate that our decisions regarding these matters will continue to evolve in response to changing business circumstances including further developments with respect to COVID-19. For more information, refer to Item 1A—Risk Factors—The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate in Part II of this quarterly report.

Key Value Driving Strategies

In order to drive growth across our business, we are focused on a number of key long-term strategies, including:

●	Elevate and Expand RH Product. Consistent with our luxury brand positioning, we are driving improvements in our product offering as one of the key value driving strategies of our business. We have multiple new growth initiatives in the pipeline, including new collections, new concepts, new galleries, new guesthouses, and new businesses. For example, we will be introducing RH Contemporary, a new collection that bridges the gap between RH Interiors and RH Modern, while elevating our brand and expanding our market. While we have expanded our merchandise assortment substantially over a number of years, we are increasingly focused on efforts to elevate our product as opposed to only increasing the size of our product offering. As part of this effort, we are driving continuing enhancements in the taste, quality and style of our products as well as integrating our product offering to offer our customers authoritative collections of home furnishings at the high end of the market.

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

Like our evolving multi-tier market approach, we have developed a multi-tier real estate strategy that is designed to significantly increase our unit level profitability and return on invested capital. Several of our primary deal constructs are outlined below:

●	First, due to the productivity and proof of concept of our recent new Galleries, and the addition of a powerful, traffic-generating hospitality experience, we are able to negotiate “capital light” leasing deals, where a substantial portion of the capital requirement would be funded by the landlord.
●	Second, in select projects we are migrating from a leasing to a development model. We have two Galleries, Yountville and Minneapolis, that have used this new model, and have additional projects in the pipeline. In the case of Yountville and Minneapolis, we have completed sale-leaseback transactions that have allow us to recoup a large portion of our capital.
●	Third, we are working on joint venture projects, where we share the upside of development with the developer/landlord. An example of this new model would be our future Gallery and Guesthouse in

Aspen, where the value of our lease has enabled us to secure a profits interest in the project. The developer will deliver to RH a substantially turnkey Gallery and Guesthouse, while we continue to retain a 20% and 25% profits interest in the properties, respectively. We would expect to monetize the profits interest at the time of sale of the properties, which we anticipate would occur within five years of such properties’ development. The net result should be a minimal capital investment to operationalize the business, with the expectation for a net positive capital benefit at time of monetization of the profits interest.

We anticipate that all of the above deal structures should lead to lower capital requirements, higher unit profitability, and significantly higher return on invested capital versus our prior Gallery development strategies.

●	Pursue International Expansion. We believe that our luxury brand positioning and unique aesthetic has strong international appeal, and pursuit of global expansion will provide RH access to a substantial long-term market opportunity to build a $20 billion global brand over time. As such, we are actively pursuing expanding the RH brand globally with the objective of launching additional international locations beginning in 2022. We have secured a number of locations in various markets in the United Kingdom and continental Europe in which we expect to introduce our first Galleries outside of the U.S. and Canada. We believe that expanding our business into these and other international markets represents a substantial long-term market opportunity given the size and fragmentation of the home furnishings industry in these markets, and are pursuing international expansion as one of our key business priorities.
●	Grow Our Integrated Hospitality Experience. In 2015 we began to introduce an integrated hospitality experience, including restaurants and wine vaults, into a number of our new Gallery locations. The success of our initial hospitality offering in Chicago led us to broaden this initiative by adding hospitality to a number of our other new Gallery locations. Ten of our Design Galleries include integrated restaurants and wine vaults, and we expect nearly all of our future Design Galleries will include restaurants and wine vaults. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries.
●	Architect New Operating Platform. We have spent approximately four years architecting a new operating platform, inclusive of transitioning from a promotional to membership model, our distribution center network redesign, the redesign of our reverse logistics and outlet business, and the reconceptualization of our home delivery and customer experience, which enables us to drive lower costs and inventory levels, and higher earnings and inventory turns. Looking forward, we expect this multi-year effort to result in a dramatically improved customer experience, continued margin enhancement and significant cost savings over the next several years.
●	Maximize Cash Flow and Optimize the Allocation of Capital in the Business. From fiscal 2017 through and including fiscal 2020, we have increasingly operated our business with a goal to maximize cash flow and the allocation of capital. We believe that our operations and current initiatives are providing a significant opportunity to optimize the allocation of capital in our business, including generating free cash flow and optimizing our balance sheet. Our focus on cash flow and capital allocation has permitted us to make long-term decisions that benefit our business including deploying capital to repay debt and repurchase shares of our common stock, which we believe creates a benefit to our shareholders.

During fiscal 2017, we repurchased approximately 20.2 million shares of our common stock under two separate repurchase programs for an aggregate repurchase amount of approximately $1 billion. During fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under a separate repurchase program for an aggregate repurchase amount of approximately $250 million. During fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under a separate repurchase program for an aggregate repurchase amount of approximately $250 million. Our focus on cash also resulted in our generating substantial free cash flow in fiscal 2017 through 2019, and we expect this objective to continue to be a priority in fiscal 2020 and 2021.

●	Increase Operating Margins. Since fiscal 2016 and continuing through fiscal 2020, we have substantially increased the operating margins in our business. While the time period during which we have had to adjust our operations to respond to the COVID-19 crisis will have some negative impact on margins, we believe that our longer term effort to increase operating margins will continue as the business continues to normalize after the effects of COVID-19 moderate. We anticipate continued improvements in operating margins as a result of our focus on a number of our strategic initiatives including (i) the occupancy leverage we expect to gain from our real estate transformation, (ii) product margin expansion as we continue to elevate and expand the RH product and drive higher full price selling in our core business, and (iii) the continued cost savings from improvements to our operating platform and organizational structure.

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

We continue to pursue and test numerous initiatives to improve many aspects of our business including through efforts to optimize inventory, elevate the home delivery experience, simplify our distribution network and improve our organizational design including by streamlining and realigning our home office operations, as well as to elevate and expand our product offering, transform our real estate using a range of different models for specific real estate development projects and expand our brand internationally. Many of these initiatives and other initiatives such as our transition to a direct sourcing model for our rug business have improved our operating margins, but other initiatives such as RH Hospitality, Waterworks and investments to develop our international expansion strategy are expected to offset some planned margin improvement in fiscal 2020 due to our investments in these platforms. There can be no assurance as to the timing and extent of the operational benefits and financial contributions of these strategic efforts. In addition, our pursuit of multiple initiatives with respect to our business in any given period may result in period-to-period changes in, and increased fluctuation in, our results of operations. We have also experienced delays in development timelines for some of our recent projects, and delays in completion of our real estate development projects or costs overruns could negatively affect our results of operations and revenues. Further, macroeconomic or political events outside of our control could impact our ability to pursue our initiatives or the success of such initiatives. While we believe that the tariffs imposed to date on most of our goods sourced from China have not had an adverse effect on our results of operations, including our revenues, margins and earnings, there can be no assurance that the existing tariffs and the additional tariffs that will become effective, as well as other future tariffs that may be imposed, will not adversely affect our results of operation in future time periods.

The stock market has experienced significant increases in volatility during fiscal 2020. In general we have experienced some correlation between stock market performance and consumer spending patterns in our business. Accordingly, we may encounter shifts in consumer spending in future time periods as a result of stock market declines including in the event that heightened market volatility related to the COVID-19 health crisis or other factors including deterioration in market conditions leads to stock price declines. Our business is also correlated to the luxury housing market. The luxury housing market is affected by a range of factors including home prices and interest rates and slowdowns in the luxury housing market can have a negative impact on demand for our products. Factors that affect the higher end housing market in particular may have an outsized influence on our levels of consumer demand since our business is geared toward the higher end of the luxury home furnishings market. The above factors and other current and future operational initiatives may create additional uncertainty with respect to our consolidated net revenues and profit in the near term.

Basis of Presentation and Results of Operations

Matters Affecting Comparability

The disruption to our business operations from the COVID-19 pandemic has had a significant impact on the comparability of certain ratios and year-over-year trends for our operating results for the three and nine months ended October 31, 2020 as compared to the three and nine months ended November 2, 2019. The primary negative impact to our revenues from store closures occurred during the first quarter of fiscal 2020, but despite the reopening of most of our Galleries during the second and third fiscal quarters and a strong resurgence in customer demand for our products, we have continued to address a range of business circumstances related to COVID-19 including delays in inventory receipts and manufacturing as our supply chain recovers from the impact of the global health crisis. We have also changed the cadence of our expenses and investments as we have sought to address the impact of COVID-19 on the business. During the first quarter of fiscal 2020, we implemented a number of short-term and long-term initiatives in response to COVID-19 including the implementation of a business reorganization and the deferral of certain investments. During the second and third fiscal quarters of 2020, we have resumed many investments and previously deferred expenditures but we anticipate that our decisions regarding these matters will continue to evolve in response to changing business circumstances including further developments with respect to COVID-19, such as the increase in reported cases of COVID-19 in the U.S. and Canada during the time period of October through early December 2020.

Results of Operations

The following table sets forth our condensed consolidated statements of income and other financial and operating data.

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019

	(in thousands)
Condensed Consolidated Statements of Income:
Net revenues	$844,013	$677,526	$2,036,190	$1,982,461
Cost of goods sold	435,683	393,360	1,095,787	1,170,523
Gross profit	408,330	284,166	940,403	811,938
Selling, general and administrative expenses	297,109	194,929	657,161	550,087
Income from operations	111,221	89,237	283,242	261,851
Other expenses
Interest expense—net	15,656	21,564	54,703	67,195
Tradename impairment	—	—	20,459	—
(Gain) loss on extinguishment of debt—net	—	6,857	(152)	5,903
Total other expenses	15,656	28,421	75,010	73,098
Income before income taxes	95,565	60,816	208,232	188,753
Income tax expense	49,154	8,353	66,610	36,811
Net income	$46,411	$52,463	$141,622	$151,942
Other Financial and Operating Data:
Adjusted net income (1)	$166,457	$65,446	$319,419	$185,117
Adjusted EBITDA (2)	$258,013	$116,312	$521,227	$350,413

Capital expenditures	$24,224	$39,331	$71,755	$64,614
Landlord assets under construction—net of tenant allowances	21,987	21,832	44,921	49,387
Adjusted capital expenditures (3)	$46,211	$61,163	$116,676	$114,001
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

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019

	(in thousands)
Net income	$46,411	$52,463	$141,622	$151,942
Adjustments pre-tax:
Non-cash compensation (a)	111,218	—	111,218	—
Amortization of debt discount (b)	7,369	9,638	29,607	31,245
Tradename impairment (c)	—	—	20,459	—
Asset impairments and lease losses (d)	2,091	1,031	11,901	7,052
(Gain) loss on sale leaseback transaction (e)	—	(1,196)	9,352	(1,196)
Reorganization related costs (f)	—	1,075	7,027	1,075
Recall accrual (g)	781	(2,053)	5,561	(3,988)
(Gain) loss on extinguishment of debt—net (h)	—	6,857	(152)	5,903
Legal settlements (i)	—	—	—	(1,193)
Asset held for sale gain (j)	—	(333)	—	(333)
Subtotal adjusted items	121,459	15,019	194,973	38,565
Impact of income tax items (k)	(1,413)	(2,036)	(17,176)	(5,390)
Adjusted net income	$166,457	$65,446	$319,419	$185,117
(a)	Represents a non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(b)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $1.1 million and $0.9 million during the three months ended October 31, 2020 and November 2, 2019, respectively. Amounts are presented net of interest capitalized for capital projects of $4.2 million and $2.3 million during the nine months ended October 31, 2020 and November 2, 2019, respectively. The 2019 Notes matured on June 15, 2019 and the 2020 Notes matured on July 15, 2020 and neither impacted amortization of debt discount post-maturity.

(c)	Represents tradename impairment related to the Waterworks reporting unit. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Trademarks, Trademarks and Domain Names in our condensed consolidated financial statements.

(d)	The adjustment includes the acceleration of depreciation expense due to a change in the estimated useful lives of certain assets of $1.3 million for the three months ended October 31, 2020, and $3.9 million and $4.9 million for the nine months ended October 31, 2020 and November 2, 2019, respectively. The adjustment in the three months ended October 31, 2020 also includes asset impairments of $0.8 million and the adjustment in the nine months ended October 31, 2020 also includes asset impairments of $5.6 million and inventory reserves of $2.4 million related to Outlet inventory buildup resulting from retail closures in response to the COVID-19 pandemic. In addition, the three and nine months ended November 2, 2019 include an asset impairment of $1.0 million and $1.6 million, respectively, and the nine months ended November 2, 2019 also includes a $0.5 million charge related to the termination of a service agreement.
(e)	Represents the (gain) loss on sale leaseback transactions related to our previously owned Design Galleries.

(f)	Represents severance costs and related payroll taxes associated with reorganizations.
(g)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims. The recall adjustments had the following effect on our income before taxes:

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019

	(in thousands)
(Increase) decrease to net revenues	$781	$(804)	$1,187	$(391)
Increase (decrease) to cost of goods sold	—	(991)	4,374	(3,372)
(Increase) decrease to gross profit	781	(1,795)	5,561	(3,763)
Increase (decrease) to selling, general and administrative expenses	—	(258)	—	(225)
(Increase) decrease to income before income taxes	$781	$(2,053)	$5,561	$(3,988)

(h)	The adjustment in the nine months ended October 31, 2020 represents a gain on extinguishment of debt of upon the maturity and settlement of the 2020 Notes in July 2020. The three and nine months ended November 2, 2019 include a $6.7 million loss on extinguishment of debt related to the second lien term loan, which was repaid in full in September 2019, as well as the acceleration of $0.2 million of debt issuance costs related to early repayment of a portion of the FILO term loan. The nine months ended November 2, 2019 also includes a $1.0 million gain on extinguishment of debt upon the maturity and settlement of the 2019 Notes in June 2019.
(i)	Represents legal settlements, net of related legal expenses.
(j)	Represents the net gain on real estate related to land sales.
(k)	The adjustment for the three months ended October 31, 2020 is based on an adjusted tax rate of 23.3%, which excludes the tax impact associated with the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020. The adjustment for the three months ended November 2, 2019 is based on our effective tax rate of 13.7%. The adjustment for the nine months ended October 31, 2020 is based on an adjusted tax rate of 20.8%, which excludes the tax impact associated with the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020 and the Waterworks reporting unit tradename impairment recorded in the first quarter of fiscal 2020. The adjustment for the nine months ended November 2, 2019 is based on an adjusted tax rate of 18.6%, which is calculated using a 21% normalized tax rate for the three months ended May 4, 2019 and August 3, 2019, and the effective tax rate of 13.7% for the three months ended November 2, 2019.

(2)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense—net and income tax expense. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because management believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our management uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019

	(in thousands)
Net income	$46,411	$52,463	$141,622	$151,942
Depreciation and amortization	26,476	23,435	76,688	75,945
Interest expense—net	15,656	21,564	54,703	67,195
Income tax expense	49,154	8,353	66,610	36,811
EBITDA	137,697	105,815	339,623	331,893
Non-cash compensation (a)	118,783	5,116	131,472	16,109
Tradename impairment (b)	—	—	20,459	—
(Gain) loss on sale leaseback transaction (b)	—	(1,196)	9,352	(1,196)
Asset impairment and lease losses (b)	752	1,031	7,885	2,143
Reorganization related costs (b)	—	1,075	7,027	1,075
Recall accrual (b)	781	(2,053)	5,561	(3,988)
(Gain) loss on extinguishment of debt—net (b)	—	6,857	(152)	5,903
Legal settlements (b)	—	—	—	(1,193)
Asset held for sale gain (b)	—	(333)	—	(333)
Adjusted EBITDA	$258,013	$116,312	$521,227	$350,413
(a)	Represents non-cash compensation related to equity awards granted to employees, including the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(b)	Refer to the reconciliation of net income to adjusted net income table above and the related footnotes for additional information.

(3)	We define adjusted capital expenditures as (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

The following tables present RH Gallery and Waterworks showroom metrics and exclude outlets:

	Nine Months Ended
	October 31,		November 2,
	2020		2019
		Total Leased		Total Leased
		Selling Square		Selling Square
	Count	Footage (1)	Count	Footage (1)
		(in thousands)		(in thousands)
Beginning of period	83	1,111	86	1,089
RH Design Galleries:
Marin Design Gallery	1	32.9	—	—
Charlotte Design Gallery	1	32.4	—	—
Minneapolis Design Gallery	—	—	1	32.9
RH Modern Galleries:
Dallas RH Modern Gallery (relocation)	—	—	—	(4.5)
RH Baby & Child Galleries:
Dallas RH Baby & Child Gallery	—	—	(1)	(3.7)
RH Legacy Galleries:
Raleigh legacy Gallery	1	4.4	—	—
Charlotte legacy Gallery	(1)	(7.0)	—	—
Corte Madera legacy Gallery	(1)	(7.0)	—	—
Westport legacy Gallery	(1)	(6.5)
Minneapolis legacy Gallery	—	—	(1)	(13.3)
Dallas legacy Gallery (relocation)	—	—		(2.6)
San Antonio legacy Gallery (relocation)	—	—	—	(3.8)
Waterworks Showrooms:
New York 59th Street Showroom	(1)	(1.4)	—	—
End of period	82	1,159	85	1,094

Total leased square footage at end of period (2)		1,558		1,480
Weighted-average leased square footage (3)		1,528		1,458
Weighted-average leased selling square footage (3)		1,135		1,080
(1)	Leased selling square footage is retail space at our retail locations used to sell our products. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,800 square feet as of October 31, 2020 related to an owned retail location and approximately 37,700 square feet as of November 2, 2019 related to two owned retail locations.
(2)	Total leased square footage includes approximately 5,400 square feet as of October 31, 2020 related to an owned retail location and approximately 48,700 square feet as of November 2, 2019 related to two owned retail locations.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a Gallery location was opened during the period divided by the total number of days in the period.

The following table sets forth our condensed consolidated statements of income as a percentage of total net revenues.

	Three Months Ended		Nine Months Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Condensed Consolidated Statements of Income:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.6	58.1	53.8	59.0
Gross profit	48.4	41.9	46.2	41.0
Selling, general and administrative expenses	35.2	28.7	32.3	27.8
Income from operations	13.2	13.2	13.9	13.2
Other expenses
Interest expense—net	1.9	3.2	2.7	3.4
Tradename impairment	—	—	1.0	—
Gain on extinguishment of debt	—	1.0	—	0.3
Total other expenses	1.9	4.2	3.7	3.7
Income before income taxes	11.3	9.0	10.2	9.5
Income tax expense	5.8	1.3	3.2	1.8
Net income	5.5%	7.7%	7.0%	7.7%

Three Months Ended October 31, 2020 Compared to Three Months Ended November 2, 2019

	Three Months Ended
	October 31,			November 2,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total

	(in thousands)
Net revenues	$812,782	$31,231	$844,013	$645,378	$32,148	$677,526
Cost of goods sold	418,093	17,590	435,683	374,657	18,703	393,360
Gross profit	394,689	13,641	408,330	270,721	13,445	284,166
Selling, general and administrative expenses	285,676	11,433	297,109	182,309	12,620	194,929
Income from operations	$109,013	$2,208	$111,221	$88,412	$825	$89,237

Net revenues

Consolidated net revenues increased $166.5 million, or 24.6%, to $844.0 million in the three months ended October 31, 2020 compared to $677.5 million in the three months ended November 2, 2019.

RH Segment net revenues for the three months ended October 31, 2020 were negatively impacted by $0.8 million related to the reduction of revenue associated with product recalls. RH Segment net revenues for the three months ended November 2, 2019 were favorably impacted by $0.8 million related to product recalls. Excluding the product recall adjustments, consolidated net revenues increased $168.1 million, or 24.8%, to $844.8 million in the three months ended October 31, 2020 compared to $676.7 million in the three months ended November 2, 2019. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

RH Segment net revenues

RH Segment net revenues increased $167.4 million, or 25.9%, to $812.8 million in the three months ended October 31, 2020 compared to $645.4 million in the three months ended November 2, 2019. The below discussion highlights several significant factors that resulted in an increase in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended October 31, 2020 was driven primarily by a strong increase in customer demand for our products during the three months ended October 31, 2020. The growth in revenue was lower than the growth in customer demand for our products during the three month period primarily due to the effects of increased demand on our supply chain. It may take several quarters for inventory receipts and manufacturing to catch up to the increase in customer demand.

Waterworks net revenues

Waterworks net revenues decreased $0.9 million, or 2.9%, to $31.2 million in the three months ended October 31, 2020 compared to $32.1 million in the three months ended November 2, 2019 primarily due to construction delays, which negatively impacted demand, as well as temporary showroom COVID-19 related closures.

Gross profit

Consolidated gross profit increased $124.2 million, or 43.7%, to $408.3 million in the three months ended October 31, 2020 compared to $284.2 million in the three months ended November 2, 2019. As a percentage of net revenues, consolidated gross margin increased 6.5% to 48.4% of net revenues in the three months ended October 31, 2020 from 41.9% of net revenues in the three months ended November 2, 2019.

RH Segment gross profit

RH Segment gross profit increased $124.0 million, or 45.8%, to $394.7 million in the three months ended October 31, 2020 from $270.7 million in the three months ended November 2, 2019. As a percentage of net revenues, RH Segment gross margin increased 6.7% to 48.6% of net revenues in the three months ended October 31, 2020 from 41.9% of net revenues in the three months ended November 2, 2019.

RH Segment gross profit for the three months ended October 31, 2020 was negatively impacted by $0.8 million related to product recalls and RH Segment gross profit for the three months ended November 2, 2019 was favorably impacted by $1.8 million related to reserve adjustments associated with product recalls initiated in prior years.

Excluding the product recall adjustments mentioned above, RH Segment gross margin would have increased 6.9% to 48.6% of net revenues in the three months ended October 31, 2020 from 41.7% of net revenues in the three months ended November 2, 2019. The increase was primarily driven by price increases and product mix, as well as higher product margins in select categories in our Core business. Additionally, we had lower Outlet promotional activity during the period and experienced leverage in our RH Segment occupancy costs.

Waterworks gross profit

Waterworks gross profit increased $0.2 million, or 1.5%, to $13.6 million in the three months ended October 31, 2020 from $13.4 million in the three months ended November 2, 2019. As a percentage of net revenues, Waterworks gross margin increased 1.9% to 43.7% of net revenues in the three months ended October 31, 2020 from 41.8% of net revenues in the three months ended November 2, 2019.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $102.2 million, or 52.4%, to $297.1 million in the three months ended October 31, 2020 compared to $194.9 million in the three months ended November 2, 2019, primarily due to a non-cash compensation of $111.2 million related to an option grant made to Mr. Friedman in October 2020.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $103.4 million, or 56.7%, to $285.7 million in the three months ended October 31, 2020 compared $182.3 million in the three months ended November 2, 2019.

RH Segment selling, general and administrative expenses for the three months ended October 31, 2020 includes a non-cash compensation of $111.2 million due to an option grant made to Mr. Friedman in October 2020, $1.3 million due to accelerated asset depreciation and $0.8 million due to asset impairments. RH Segment selling, general and administrative expenses for the three months ended November 2, 2019 include reorganization related costs of $1.1 million and asset impairments of $1.0 million, partially offset by gain of $1.5 million related to a sale leaseback transaction, gain on asset held for sale of $0.3 million and $0.3 million related to product recalls.

Excluding the option grant made to Mr. Friedman, accelerated asset depreciation, asset impairments, reorganization costs, gain on sale leaseback transaction and product recalls mentioned above, RH Segment selling, general and administrative expenses were 21.2% and 28.2% of net revenues for the three months ended October 31, 2020 and November 2, 2019, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a reduction in advertising costs due to our decision to not mail the Fall 2020 Source Books, leverage in employment and employment related costs, and travel related expenses, partially offset by increased professional fees, incremental COVID-19 related expenses, preopening costs and other corporate expenses.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $1.2 million, or 9.4%, to $11.4 million in the three months ended October 31, 2020 compared to $12.6 million in the three months ended November 2, 2019. Waterworks selling, general and administrative expenses were 36.6% and 39.3% of net revenues for the three months ended October 31, 2020 and November 2, 2019, respectively.

Interest expense—net

Interest expense—net decreased $5.9 million to $15.7 million for the three months ended October 31, 2020 compared to $21.6 million for the three months ended November 2, 2019. Interest expense—net consisted of the following:

	Three Months Ended
	October 31,	November 2,
	2020	2019

	(in thousands)
Amortization of convertible senior notes debt discount	$8,432	$10,566
Finance lease interest expense	6,158	5,678
Promissory notes	1,128	1,099
Amortization of debt issuance costs and deferred financing fees	717	1,054
Other interest expense	441	408
Asset based credit facility	112	830
Term loans	—	3,795
Capitalized interest for capital projects	(1,109)	(1,387)
Interest income	(223)	(479)
Total interest expense—net	$15,656	$21,564

(Gain) loss on extinguishment of debt—net

We did not incur any gain or loss on extinguishment of debt in the three months ended October 31, 2020. We incurred a $6.9 million loss on extinguishment of debt in the three months ended November 2, 2019 primarily due to the repayment in full of the Second Lien Term Loan in September 2019, which resulted in a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million. Additionally, $0.2 million of accelerated debt issuance costs were recorded related to the early repayment of a portion of the FILO term loan in the three months ended November 2, 2019.

Income tax expense

Income tax expense was $49.2 million and $8.4 million in the three months ended October 31, 2020 and November 2, 2019, respectively. Our effective tax rate was 51.4% and 13.7% for the three months ended

October 31, 2020 and November 2, 2019, respectively. The increase in our effective tax rate was significantly impacted by non-deductible stock-based compensation and lower discrete tax benefits related to net excess tax windfalls from stock-based compensation in the three months ended October 31, 2020 as compared to the three months ended November 2, 2019.

Nine Months Ended October 31, 2020 Compared to Nine Months Ended November 2, 2019

	Nine Months Ended
	October 31,			November 2,
	2020			2019
	RH Segment	Waterworks	Total	RH Segment	Waterworks	Total

	(in thousands)
Net revenues	$1,949,126	$87,064	$2,036,190	$1,881,412	$101,049	$1,982,461
Cost of goods sold	1,046,194	49,593	1,095,787	1,112,279	58,244	1,170,523
Gross profit	902,932	37,471	940,403	769,133	42,805	811,938
Selling, general and administrative expenses	620,438	36,723	657,161	510,121	39,966	550,087
Income (loss) from operations	$282,494	$748	$283,242	$259,012	$2,839	$261,851

Net revenues

Consolidated net revenues increased $53.7 million, or 2.7%, to $2,036.2 million in the nine months ended October 31, 2020 compared to $1,982.5 million in the nine months ended November 2, 2019.

RH Segment net revenues for the nine months ended October 31, 2020 were negatively impacted by $1.2 million related to product recalls. RH Segment net revenues for the nine months ended November 2, 2019 were favorably impacted by $0.4 million related to product recalls.

Excluding the product recall adjustments, consolidated net revenues increased $55.3 million, or 2.8%, to $2,037.4 million in the nine months ended October 31, 2020 compared to $1,982.1 million in the nine months ended November 2, 2019. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

RH Segment net revenues

RH Segment net revenues increased $67.7 million, or 3.6%, to $1,949.1 million in the nine months ended October 31, 2020 compared to $1,881.4 million in the nine months ended November 2, 2019. The below discussion highlights several significant factors that resulted in an increase in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the nine months ended October 31, 2020 increased due to strong customer demand for our products primarily during the third quarter of fiscal 2020, offsetting the negative impact to overall customer demand in our business due to macroeconomic conditions resulting from COVID-19 primarily during March and April of 2020. Outlet sales decreased $43.6 million to $126.6 million in the nine months ended October 31, 2020 compared to $170.2 million in the nine months ended November 2, 2019 due to COVID-19 related closures and a reduction in promotional activity. RH Segment net revenues also decreased in our Contract business and RH Hospitality operations due to COVID-19 related factors including a slowdown in commercial purchasing activities, as well as closures and reduced capacity in our RH Hospitality locations.

Waterworks net revenues

Waterworks net revenues decreased $14.0 million, or 13.8%, to $87.1 million in the nine months ended October 31, 2020 compared to $101.0 million in the nine months ended November 2, 2019 primarily due to construction delays, which negatively impacted demand, as well as temporary showroom COVID-19 related closures.

Gross profit

Consolidated gross profit increased $128.5 million, or 15.8%, to $940.4 million in the nine months ended October 31, 2020 from $811.9 million in the nine months ended November 2, 2019. As a percentage of net revenues, consolidated gross margin increased 5.2% to 46.2% of net revenues in the nine months ended October 31, 2020 from 41.0% of net revenues in the nine months ended November 2, 2019.

RH Segment gross profit for the nine months ended October 31, 2020 was negatively impacted by $5.6 million related to product recalls and includes inventory reserves of $2.4 million related to Outlet inventory buildup resulting from retail closures in response to the COVID-19 pandemic. RH Segment gross profit for the nine months ended November 2, 2019 was negatively impacted by $4.9 million related to the acceleration of depreciation due to a change in the estimated useful lives of certain assets and was favorably impacted by $3.8 million related to reserve adjustments associated with product recalls initiated in prior years.

Excluding the product recall, inventory reserves and accelerated depreciation adjustments mentioned above, consolidated gross margin would have increased 5.5% to 46.5% of net revenues in the nine months ended October 31, 2020 from 41.0% of net revenues in the nine months ended November 2, 2019.

RH Segment gross profit

RH Segment gross profit increased $133.8 million, or 17.4%, to $902.9 million in the nine months ended October 31, 2020 from $769.1 million in the nine months ended November 2, 2019. As a percentage of net revenues, RH Segment gross margin increased 5.4% to 46.3% of net revenues in the nine months ended October 31, 2020 from 40.9% of net revenues in the nine months ended November 2, 2019.

Excluding the product recall, inventory reserves and acceleration of depreciation adjustments mentioned above, RH Segment gross margin would have increased 5.7% to 46.7% of net revenues in the nine months ended October 31, 2020 from 41.0% of net revenues in the nine months ended November 2, 2019. The increase was primarily driven by price increases and product mix, as well as higher product margins in select categories in our Core business. Additionally, we had lower Outlet promotional activity during the period and experienced leverage in our RH Segment occupancy costs.

Waterworks gross profit

Waterworks gross profit decreased $5.3 million, or 12.5%, to $37.5 million in the nine months ended October 31, 2020 from $42.8 million in the nine months ended November 2, 2019. As a percentage of net revenues, Waterworks gross margin increased 0.6% to 43.0% of net revenues in the nine months ended October 31, 2020 from 42.4% of net revenues in the nine months ended November 2, 2019.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $107.1 million, or 19.5%, to $657.2 million in the nine months ended October 31, 2020 compared to $550.1 million in the nine months ended November 2, 2019, primarily due to a non-cash compensation of $111.2 million related to an option grant made to Mr. Friedman in October 2020.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $110.3 million, or 21.6%, to $620.4 million in the nine months ended October 31, 2020 compared to $510.1 million in the nine months ended November 2, 2019.

RH Segment selling, general and administrative expenses for the nine months ended October 31, 2020 includes a non-cash compensation of $111.2 million due to an option grant made to Mr. Friedman in October 2020, loss of $9.4 million related to a sale leaseback transaction, $7.0 million related to severance costs and related payroll taxes associated with the termination of associates and a reorganization undertaken in response to the impact of retail closures on our business, $5.6 million related to asset impairments and $3.9 million due to accelerated asset depreciation.

RH Segment selling, general and administrative expenses for the nine months ended November 2, 2019 included asset impairments of $2.1 million and reorganization related costs of $1.1 million, partially offset by gain of $1.5 million related to a sale leaseback transaction, a favorable $1.2 million legal settlement related to historical freight charges, gain on asset held for sale of $0.3 million and $0.2 million related to product recalls.

Excluding the option grant made to Mr. Friedman in October 2020, gain and loss on sale leaseback transactions, reorganization costs, asset impairments, accelerated depreciation, gain on asset held for sale, legal settlement and product recall adjustments mentioned above, RH Segment selling, general and administrative expenses were 24.9% and 27.1% of net revenues for the nine months ended October 31, 2020 and November 2, 2019, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a reduction in advertising costs due to our decision to not mail the Fall 2020 Source Books, leverage in employment and employment related costs, and travel related expenses, partially offset by increased professional fees, incremental COVID-19 related expenses and credit card fees.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $3.2 million, or 8.1%, to $36.7 million in the nine months ended October 31, 2020 compared to $40.0 million in the nine months ended November 2, 2019. Waterworks selling, general and administrative expenses for the nine months ended October 31, 2020 included $1.6 million related to asset impairments. Waterworks selling, general and administrative expenses were 40.4% and 39.6% of net revenues for the nine months ended October 31, 2020 and November 2, 2019, respectively, excluding the asset impairments.

Interest expense—net

Interest expense—net decreased $12.5 million to $54.7 million for the nine months ended October 31, 2020 compared to $67.2 million for the nine months ended November 2, 2019. Interest expense—net consisted of the following:

	Nine Months Ended
	October 31,	November 2,
	2020	2019

	(in thousands)
Amortization of convertible senior notes debt discount	$33,810	$33,528
Finance lease interest expense	17,887	16,864
Promissory notes	3,654	2,519
Amortization of debt issuance costs and deferred financing fees	2,712	3,315
Other interest expense	1,320	1,191
Asset based credit facility	344	2,604
Term loans	—	11,605
Capitalized interest for capital projects	(4,421)	(3,390)
Interest income	(603)	(1,041)
Total interest expense—net	$54,703	$67,195

(Gain) loss on extinguishment of debt—net

We recognized a $0.2 million gain on extinguishment of debt in the nine months ended October 31, 2020 related to the maturity and settlement of the 2020 Notes in July 2020. We incurred a $5.9 million loss on extinguishment of debt in the nine months ended November 2, 2019 primarily due to the repayment in full of the Second Lien Term Loan in September 2019, which resulted in a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million. In addition, we recognized a $1.0 million gain on extinguishment of debt in the nine months ended November 2, 2019 due to the maturity and settlement of the 2019 Notes in June 2019 and a $0.2 million loss due to accelerated debt issuance costs related to the early repayment of a portion of the FILO term loan.

Income tax expense

Income tax expense was $66.6 million and $36.8 million in the nine months ended October 31, 2020 and November 2, 2019, respectively. Our effective tax rate was 32.0% and 19.5% for the nine months ended October 31, 2020 and November 2, 2019, respectively. The increase in our effective tax rate was significantly impacted by non-deductible stock-based compensation and higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in the nine months ended October 31, 2020 as compared to the nine months ended November 2, 2019.

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

We have $685 million in aggregate principal amount of convertible notes outstanding as of October 31, 2020, of which $335 million mature in June 2023 (the “2023 Notes”) and $350 million mature in September 2024 (the “2024 Notes”). Based on the anticipated strong cash flow generation in 2020 and beyond, we expect to repay the outstanding principal amount of our convertible notes at maturity in June 2023 and September 2024 in cash, in each case to minimize dilution. While we purchased convertible note hedges and sold warrants with respect to each convertible note transaction, which are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until our common stock is above approximately $338.24 per share and from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share, our shareholders may still experience dilution to the extent our common stock trades above such levels. While we anticipate using excess cash, free cash flow and borrowings on our asset based credit facility to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates or upon early conversion, as applicable. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

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

During the second and third fiscal quarters of 2020 we have resumed many investments and previously deferred expenditures, but we anticipate that our decisions regarding these matters will continue to evolve in response to changing business circumstances including further developments with respect to COVID-19. We will continue to closely manage our expenses and investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to the impact of COVID-19.

While we have continued to serve our customers and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves or resurgences of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for the fiscal year ending January 30, 2021 and future time periods.

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

Our adjusted capital expenditures include (i) capital expenditures from investing activities and (ii) cash outflows of capital related to construction activities to design and build landlord leased assets, net of tenant allowances received. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our investments in various business initiatives including our capital expenditures through the remainder of fiscal 2020 and over the course of fiscal 2021. We anticipate our adjusted capital expenditures, net of asset sales, to be $140 million to

$160 million in fiscal 2020, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. During the nine months ended October 31, 2020, adjusted capital expenditures were $116.7 million, net of cash received related to landlord tenant allowances of $10.2 million. Our fiscal 2020 adjusted capital expenditures are partially offset by net proceeds from sales of assets of $25.0 million.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	Nine Months Ended
	October 31,	November 2,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$347,263	$210,997
Net cash used in investing activities	(67,301)	(70,536)
Net cash used in financing activities	(230,826)	(108,008)
Net increase in cash and cash equivalents and restricted cash equivalents	49,126	32,450
Cash and cash equivalents and restricted cash equivalents at end of period	96,784	38,253

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the nine months ended October 31, 2020, net cash provided by operating activities was $347.3 million and consisted of net income of $141.6 million and non-cash items of $266.3 million, partially offset by cash used for working capital and other activities of $60.7 million. Working capital and other activities consisted primarily of an increase in merchandise inventory of $57.8 million, an increase in prepaid expenses and other assets of $47.3 million, an increase in landlord assets under construction of $44.9 million, a decrease in operating lease liabilities of $36.8 million primarily due to payments made under the related lease agreements, and a decrease in other non-current obligations of $20.8 million. These decreases in working capital were partially offset by increases in deferred revenue and customer deposits of $111.4 million primarily due to strong consumer demand for our products during the second and third fiscal quarters of 2020.

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

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include strategic investments made by the Company.

For the nine months ended October 31, 2020, net cash used in investing activities was $67.3 million primarily due to investments in retail stores, information technology and systems infrastructure, and supply chain of $57.6 million, as well as the acquisition of building and land assets of $14.2 million. In August 2020, we completed the acquisition of a business and paid $13.1 million of the $15.0 million purchase price in the nine months ended October 31, 2020. In addition, we made $7.5 million of investments in joint ventures in the nine months ended October 31, 2020. Net cash used in investing activities was partially offset by net proceeds from the sale of building and land of $25.0 million.

For the nine months ended November 2, 2019, net cash used in investing activities was $70.5 million, of which $64.6 million related to investments in retail stores, information technology and systems infrastructure, and supply chain.

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

For the nine months ended October 31, 2020, net cash used in financing activities was $230.8 million. The $300 million 2020 Notes matured in July 2020, of which $215.8 million is presented within net cash used in financing activities and $84.0 million is reflected as non-cash accretion of debt discount upon settlement of debt presented in net cash provided by operating activities. Net cash used in financing activities also included repayments under promissory and equipment notes of $10.9 million.

For the nine months ended November 2, 2019, net cash used in financing activities was $108.0 million. The $350.0 million 2019 Notes matured in June 2019, of which $278.6 million is presented within net cash used in financing activities and $70.5 million is reflected as non-cash accretion of debt discount upon settlement of debt presented in net cash provided by operating activities. Net cash used in financing activities included repurchases of approximately 2.2 million shares of our common stock for an aggregate repurchase amount of $250.0 million, as well as net repayments of $57.5 million under the asset based credit facility. Net cash used in financing activities include borrowings under a $350.0 million convertible senior notes agreement issued in September 2019, which provided net proceeds of $304.1 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Borrowings under finance arrangements also include net borrowings under the FILO term loan of $90.0 million, $58.7 million of promissory notes secured by certain equipment, and $30.0 million related to a promissory note on an asset under construction.

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

$950 Million Share Repurchase Program

On October 10, 2018, our Board of Directors authorized a share repurchase program of up to $700 million through open market purchases, privately negotiated transactions or other means, including through Rule 10b18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives, of which $250.0 million in share repurchases were completed in fiscal 2018. The $700 million authorization amount was replenished by the Board of Directors on March 25, 2019 (as replenished, the “$950 Million Repurchase Program”). We did not make any repurchases under this program during the nine months ended October 31, 2020. During the nine months ended November 2, 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million under this share repurchase program. As of October 31, 2020, there was $450 million remaining for future share repurchases under this program.

Contractual Obligations

As of October 31, 2020, there were no material changes to our contractual obligations described within Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2019 Form 10-K other than lease agreements entered into in the normal course of business (refer to Note 8—Leases).

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of October 31, 2020.

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

There have been no material changes to the other critical accounting policies and estimates listed above from the disclosures included in the 2019 Form 10-K other than the stock-based compensation policy discussed below. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2019 Form 10-K.

Stock-Based Compensation – Performance-Based Awards

For awards with performance-based criteria, compensation expense is recognized on an accelerated basis over the requisite service period. The fair value of each performance-based option award granted is estimated on the date of grant using a Monte Carlo simulation option pricing model that requires the input of subjective assumptions regarding the future exercise behavior, expected volatility and a discount for illiquidity. We determined these assumptions based on consideration of (i) future exercise behavior based on the historical observed exercise pattern of the award recipient, (ii) expected volatility based on our historical observed common stock prices measured over the full trading history of our common stock and implied volatility based on 180-day average trading prices of our common stock, and (iii) a discount for illiquidity estimated using the Finnerty method.

Recent Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements for a description of recently proposed accounting standards that may impact our consolidated financial statements in future reporting periods.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit under the Credit Agreement that bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of October 31, 2020, no amounts were outstanding under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of October 31, 2020 was $316.4 million, net of $14.6 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit during the three months ended October 31, 2020, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

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

As of October 31, 2020, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of October 31, 2020, we had $350 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

During October 2020, we began settling the 2020 warrants by the delivery of net shares on a weekly basis in accordance with the terms of the warrant agreements, and as of October 31, 2020, we had delivered 290,967 shares of common stock upon exercise of the warrants. We are continuing to deliver shares on a weekly basis in settlement of the 2020 warrants and, as of December 9, 2020, we have delivered an incremental 552,276 shares of common stock in settlement of the 2020 warrants in our fourth fiscal quarter. The final settlement of the 2020 warrants will continue through December and the first week of January 2021. The exact number of shares remaining to be delivered will depend on the extent to which the share price of our common stock remains above the exercise price of $189.00 per share under the warrants.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of risks that affect our business, refer to the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“2019 Form 10-K”) and in our Quarterly Reports on Form 10-Q for the quarterly periods ended May 2, 2020 and August 1, 2020 (collectively, “2020 Form 10-Qs”).

The risks described herein and those described in our 2019 Form 10-K and in our 2020 Form 10-Qs are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition. We have identified additional material changes to our risk factors set forth below.

Risks Related to Our Business

The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate.

The global outbreak of the novel coronavirus disease (“COVID-19”) and resulting health crisis had an immediate and widespread impact on our customers, our business environment, the economic climate in the U.S. and globally, and financial and consumer markets. The initial wave of the COVID-19 outbreak caused disruption to our business operations, as we temporarily closed all of our retail locations on March 17, 2020 in response to the public health crisis. While our retail locations were substantially closed at the end of the first fiscal quarter on May 2, 2020, during the second fiscal quarter we had reopened substantially all of our retail locations. As of the end of the third fiscal quarter on October 31, 2020 we had reopened all of our Galleries and Outlets and 8 out of 10 of our restaurants. During the time period of October through early December 2020, there has been a spike in reported COVID-19 cases in various parts of both the U.S. and Canada. The recent surge in cases has led to the imposition of increasing levels of restriction on our physical operations with respect to Galleries, Outlets and restaurants. These limitations include restrictions on the level of occupancy that is permitted in some locations as well as full closure requirements for other locations. Although we have experienced strong demand for our products in connection with prior closure requirements earlier in this year, our overall demand in specific markets correlates favorably with our customers’ ability to access our Galleries and Outlets. Accordingly, we do anticipate some negative impact to overall demand in connection the restrictions on our physical locations and the duration and extent of these operational limits cannot be predicted with certainty.

While we have continued to serve our customers and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves or resurgences of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for the fiscal year ending January 30, 2021 and future time periods. Although the availability of vaccines and various treatments with respect to COVID-19 can be expected to have an overall positive impact on business conditions in the aggregate over time, the exact timing of these positive developments is uncertain and in the meantime reported cases of COVID-19 have surged in the U.S. and Canada from October through December 2020 resulting in various adverse operating restrictions on our physical locations.

Volatility in consumer demand and sentiment as the COVID-19 pandemic continues to evolve can also expose us to risks in our operations. In our immediate response to COVID-19, we aggressively scaled back some inventory orders while we assessed the status of our business. While our business strengthened during the second and third fiscal quarters, the lag in inventory receipts together with dislocations in our supply chain has resulted in some delays in our ability to convert business demand into revenues. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to the impact of COVID-19. The global scale and scope of COVID-19 is unknown and the duration of the business disruption is uncertain. The extent to which the COVID-19 pandemic impacts our business will depend on future developments that are highly uncertain, including developing information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain COVID-19.

We may face operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving international, federal, state and local restrictions, standards and safety regulations including recommendations related to “social distancing.” Public health officials and other governmental authorities have adopted numerous mitigation measures to address the spread of the virus, and in particular to discourage people from congregating in public, commercial or private spaces. Federal, state and local authorities in the U.S. and Canada have implemented a number of different directives that may require changes in our business practices. The scope and duration of these directives is evolving and not entirely clear. In response to current or future COVID-19 outbreaks or other concerns, states and municipalities in the U.S. where we operate may implement or reinstate temporary closure requirements with respect to non-essential business operations and the duration of these requirements is unknown. Governmental restrictions applicable to our restaurants have different terms and conditions than those that apply to our Galleries. For example, in most of our retail locations that have reopened, the substantial operational restrictions related to COVID-19 health and safety considerations, such as limits to seating capacity, that were imposed on our hospitality business by various governmental authorities remain in place. Such operational restrictions may cause our hospitality offerings to be less attractive to customers or may lower its margins and profitability. Many of our Galleries are located in malls or otherwise located in proximity to a number of other retail stores. Mall operators and other retailers have imposed, and may continue to impose, additional health and safety practices and procedures and may in the future elect to temporarily cease operations in response to renewed or localized outbreaks.

In addition, new regulation or requirements that governmental authorities may impose with respect to the compensation of our employees or the manner or location in which our employees may work, could also have an adverse effect on our business. At various times since the beginning of the pandemic, substantially all of our management personnel, including those in our corporate office in Corte Madera, CA, have been subject to state and local shelter-in-place requirements, which have varied over time and which have resulted in most of our management team being required to work remotely. These working arrangements as well as other related restrictions including severe limitations on travel may have an impact on our operations and management effectiveness. Although we have technology and other resources to support these new work requirements, there can be no assurance that we will not suffer material risks to our business, operations, productivity and results of operations as a result of these restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

The evolution of the COVID-19 pandemic around the world may continue to have an adverse impact on elements of our supply chain including the manufacture, supply, distribution, transportation and delivery of our products and our inventory levels. There have been substantial disruptions that have already occurred with respect to the global supply chain as a result of the COVID-19 health crisis. Our business depends on the successful operation of a global supply chain. Based on total dollar volume of purchases for fiscal 2019, approximately 70% of our products were sourced from Asia (including a substantial portion from China), 16% from the United States and the remainder from other countries and regions. Although China was at the center of the initial outbreak of COVID-19, the health crisis has spread throughout the world. The presence of the virus and the response to the health crisis in various countries is likely to have a continuing impact on our supply chain, for example by affecting the speed at which the factories that manufacture our products are able to resume normal operations and production levels after initial or subsequent waves of closures, and the extent that the health crisis may abate in particular countries is uncertain.

Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our investments in various business initiatives including our capital expenditures through the remainder of fiscal 2020 and over the course of fiscal 2021. If we are not able to access capital at the time and on terms that our business requires, we may encounter difficulty funding our business requirements including debt repayments when due. We may not be able to access liquidity or the terms and conditions of available credit may be substantially more expensive than previously expected due to changes in financial conditions and credit markets. We may require waivers or amendments to our existing credit facilities and these requirements may trigger pricing increases from lenders for available credit. If we are not able to access credit to fund our business requirements for liquidity, or the cost of available credit increases, we may need to curtail our business operations including various business initiatives that require capital investment. We have recently commenced an effort to expand our business internationally by establishing a new retail presence in global markets including Europe and the United Kingdom. The impact of COVID-19 abroad, including travel restrictions imposed by various countries, may continue to affect certain aspects of our planned international expansion and has been a major factor in our decision to delay in the timing of our previous plans to open new international locations in 2021. In addition, we are in the process of developing a number of new Gallery locations in the U.S. Counterparties with respect to some of our Gallery development projects may experience capital or liquidity constraints due to COVID-19 related difficulties, which may impact the timing or scope of some of our development projects. In addition, our RH Guesthouse initiative may be negatively impacted by the disease outbreak as international, federal, state and local governments have restricted travel, conferences, events and gatherings. Any reductions in our liquidity position and the need to use capital for other day-to-day requirements of our business could affect a number of our business initiatives and long-term investments and as a result we may be required to curtail and/or postpone business investments including those related to international expansion, the pace of opening new Galleries in the U.S. as well as other initiatives that require capital investment.

Our business also depends on a number of third parties including vendors, landlords, lenders and other suppliers. One or more of these third parties may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 pandemic. The health crisis, resulting deterioration in financial markets and overall economic conditions could have a material adverse effect on the financial condition of third parties that are essential to our business operations and we may incur losses and other negative impacts for difficulties experienced by our vendors and other third parties.

The magnitude and duration of the negative impact to general economic and market conditions from the COVID-19 pandemic cannot be predicted with certainty, and there can be no assurance that the pace of economic activity in the wake of COVID-19 outbreaks will not have a negative impact on our business. The COVID-19 pandemic and mitigation measures have had an adverse impact on global economic conditions as well as the business climate in our primary consumer markets in the U.S. and Canada. Our business also depends to some extent on conditions in financial markets. We have determined that our customer purchasing patterns are influenced by economic factors including the health and volatility of the stock market. We have seen that previous downturns in the stock market have been correlated with a reduction in consumer demands for our products. The timing, magnitude and duration of disruptions of financial markets and weakening of overall economic conditions as a result of the COVID-19 pandemic is unknown, and the precise impact of such trends on our business is also unknown. Uncertainties regarding the economic impact of the COVID-19 pandemic have resulted in, and are likely to continue to result in, sustained impact on the economy. Our business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic and/or health risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

During the three months ended October 31, 2020, we repurchased the following shares of our common stock:

			Approximate Dollar
		Average	Value of Shares That
		Purchase	May Yet Be
	Number of	Price Per	Purchased Under the
	Shares (1)	Share	Plans or Programs (2)
			(in millions)
August 2, 2020 to August 29, 2020	—	$—	$450
August 30, 2020 to October 3, 2020	1,626	$374.86	$450
October 4, 2020 to October 31, 2020	—	$—	$450
Total	1,626
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019. There were no shares repurchased under this plan during the three months ended October 31, 2020.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.1*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman dated as of October 18, 2020.	8-K	001-35720	October 21, 2020	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2020	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2020	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: December 10, 2020	By:	/s/ Glenda Citragno
Glenda Citragno
SVP, Chief Accounting Officer
(Principal Accounting Officer)