Form 10-K
period 2021-01-30
RH
filed 2021-03-30
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ⌧

As of July 31, 2020, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $4,983,473,412. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 24, 2021, 20,996,817 shares of the registrant’s common stock were outstanding.

RH

TABLE OF CONTENTS	FORM 10-K | i

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

Risk Factors Summary

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including those highlighted in this Risk Factors Summary. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business. As a result, the following summary risks do not contain all of the information that may be important to you, and you should read them together with the more detailed discussion of risks that affect our business disclosed in Item 1A—Risk Factors.

We are undertaking a large number of business initiatives at the same time, and if such initiatives are not successful, they may have a negative effect on our results of operations.

We have experienced significant fluctuations in the growth rate of our business and our high rates of growth in terms of revenue, earnings and margins may not be sustained in future time periods.

The COVID-19 pandemic continues to pose significant and widespread risks to our business as well as to the business environment and the markets in which we operate, including the resulting lags in manufacturing and inventory receipts.

Changes in consumer spending may adversely affect our revenue and results of operations, including as a result of economic downturns and the cyclicality of the luxury housing sector.

We may be adversely affected by any disruptions in our ability to obtain quality merchandise, including products that are produced by artisans and specialty vendors, particularly in light of the fact that our supply chain has not yet fully recovered from the dislocations resulting from the COVID-19 pandemic.

We face various risks related to the quality of our products, including risks to our brand and reputation as well as risks from product liability and product recalls.

If we are unable to maintain and enhance our brand or market for our product offerings or fail to successfully manage our mailings or other promotional programs, our business could be adversely affected.

We could be adversely affected by competition in the home furnishings sector.

Our results of operations may be harmed if we encounter issues with our distribution centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network.

ii | FORM 10-K	SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

If we fail to successfully anticipate consumer preferences and demand, including issues related to our supply chain, our results of operations may be adversely affected.

We may be at risk if our vendors sell similar or identical products to our competitors or on their own, or if we receive defective merchandise from our vendors.

We are subject to risks associated with our dependence on foreign manufacturing and imports.

Our results may be adversely affected by fluctuations in raw materials, energy costs and currency exchange rates.

We are subject to risks associated with occupying substantial amounts of space, including future increases in occupancy costs and other risks related to real estate development.

We may be adversely affected by factors beyond our control that affect our ability to open new stores within the time frames we initially target.

Reductions in the volume of mall and other in-store traffic or the closing of shopping malls as a result of changing consumer demographic patterns could significantly reduce our sales.

We are subject to risks related to our reliance upon independent third-party transportation providers.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing and sources of capital on reasonable terms, any interruption of which could have a significant negative effect on our ability to grow our business.

If we lose key personnel or are unable to hire qualified personnel, our business may be harmed.

Material damage to, or interruptions in, our information systems, including cybersecurity breaches or cyber fraud, could have a material adverse effect on our business or results of operations, and we may be exposed to certain risks associated with protecting our customers’ information.

We may be affected by legal and regulatory proceedings in which we are involved from time to time, including litigation, claims, investigations and regulatory and other proceedings.

Intellectual property claims by third parties or our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

Compliance with laws, including laws relating to our business activities outside of the U.S., may be costly or otherwise adversely affect the way we do business.

Labor organizing and other activities could adversely affect us.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets, including net operating loss carryforwards, may result in volatility of our results of operations.

Changes to accounting rules or regulations may adversely affect our results of operations.

We may be unsuccessful in identifying acquisition opportunities or unsuccessful in completing or realizing the expected benefits of acquisitions we undertake.

Our total assets include intangible assets with an indefinite life, goodwill, tradename and trademarks, and long-lived assets, principally property and equipment and lease right-of-use assets; changes to estimates or projections used to assess the fair value of these assets may cause us to incur impairment charges that could adversely affect our results of operations.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Risks of natural or man-made disasters, acts of war, terrorism or widespread illness.

Risks related to our common stock price, including volatility or declines regardless of our operating performance.

Expectations of our company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

Risks related to our convertible notes financings, including our related bond hedge and warrant transactions, and the possible dilution we may experience in connection with the exercise at maturity of the warrants issued in connection with such convertible notes financings.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA	FORM 10-K | iii

PART I

ITEM 1.     BUSINESS

Overview

RH (collectively, “we,” “us,” or the “Company”) is a leading luxury retailer in the home furnishings market. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings. We offer dominant merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual extensions of our physical spaces. Our retail business is fully integrated across our multiple channels of distribution, consisting of our retail locations, websites and Source Books. We have an integrated RH Hospitality experience in ten of our Design Gallery locations, which includes Restaurants and wine bars.

As of January 30, 2021, we operated a total of 68 RH Galleries consisting of 24 Design Galleries, 38 legacy Galleries, 2 RH Modern Galleries and 4 RH Baby & Child Galleries throughout the United States and Canada, and 14 Waterworks Showrooms throughout the United States and in the U.K. As of January 30, 2021, we operated 38 outlet stores throughout the United States and Canada.

In fiscal 2020, we entered into equity method investments in connection with real estate development initiatives in Aspen, Colorado. The investments include properties that will be developed into retail locations, hospitality concepts, residential developments and workforce housing projects. We have also selected Aspen as the location to develop the first RH Ecosystem inclusive of an RH Bespoke Gallery, RH Guesthouse, RH Bath House & Spa, RH Restaurants and our first RH Residences. We plan to operate the RH branded businesses and be a real estate investor and partner for the remaining properties.

The COVID-19 outbreak caused disruption to our business operations as we temporarily closed all of our retail locations and Restaurants in the first fiscal quarter of 2020. Our response to the pandemic evolved quickly as our business trends substantially improved during the second through fourth fiscal quarters of 2020 as a result of both the reopening of most of our retail locations and also strong consumer demand for our products. As of March 24, 2021 we had reopened all of our Galleries and Outlets, and nine out of ten of our Restaurants although many of our Restaurants are continuing to conduct business under occupancy limitations or other operational restrictions. For more information, refer to Item 1A—Risk Factors—The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.

Key Value Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies and business initiatives:

Product Elevation. Our goal is to establish RH as the undisputed design and quality leader of the luxury home furnishings sector. We have multiple growth initiatives and innovations that will further elevate the design and quality of every product category as we climb the luxury mountain and continue to differentiate our products in the market, including the introduction of RH Couture Upholstery and RH Bespoke, over the next several years.

Assortment Expansion. We are expanding our assortment and introducing new concepts to increase market share and brand awareness. This will include the launch of RH Contemporary in 2021, a new collection that bridges the gap between RH Interiors and RH Modern, while elevating our brand and expanding our market, and RH Color in the next several years.

Gallery Transformation. Our product is elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market will unlock the value of our vast assortment, generating a revenue opportunity for our business of $5 to $6 billion in North America. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries that is sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate Hospitality into most of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe Hospitality has created a unique new retail experience that cannot be replicated online, and that the addition of Hospitality will help drive incremental sales of home furnishings in these Galleries.

PART I	FORM 10-K | 1

Global Expansion. We believe that our luxury brand positioning and unique aesthetic has strong international appeal, and that pursuit of global expansion will provide RH access to a substantial long-term market opportunity to build a $20 to $25 billion global brand over time. As such, we are actively pursuing expanding the RH brand globally with the objective of launching international locations in Europe beginning in 2022. We have secured a number of locations in various markets in the United Kingdom and continental Europe in which we expect to introduce our first Galleries outside of the U.S. and Canada.

Brand Elevation. Our vision is to move the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of products, places, services and spaces that elevate and establish the RH brand as a global thought leader, taste and place maker. Our ecosystem, with its immersive experiences, exposes existing and new customers to our evolving authority in design, architecture and hospitality while acting as a next-generation brand elevation and marketing strategy.

Digital Reimagination. We are reimagining our website into the World of RH, a digital portal presenting our products, places, services and spaces. This will enable existing and new customers to experience the immersive and multi-dimensional World of RH, inclusive of Our Products: Interiors, Modern, Contemporary, Color, Beach House, Ski House, Baby & Child, TEEN and Waterworks; Our Places: Galleries, Guesthouses, Restaurants and Residences; Our Services: Interior Design, Architecture and Landscape Architecture; and Our Spaces: Plane and Yacht Design and Charter.

Business Optimization. We continue to evolve our operating platform to elevate the customer experience and enhance decision-making. These efforts include initiatives such as (i) RH In-Your-Home, a reimagined home delivery experience that sets a new standard for “white glove” delivery and extends the Gallery into the customer’s home, (ii) the opening of a new LA-based distribution center, which will allow us to reduce delivery times by seven to ten days for both outdoor furniture and special order upholstery in most major markets, and (iii) an internal digital transformation that will leapfrog the way we work and drive significant productivity in the product development process, which will begin with the reimagination of the Center of Innovation and Product Leadership.

Products and Product Development

We have positioned RH as a lifestyle brand and design authority by offering expansive merchandise assortments. We are merchants of luxury home furnishings and our products embody our design aesthetic and reflect inspiration from across the centuries and around the globe.

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

2 | FORM 10-K	PART I

Sales Channels

We distribute our products through a fully integrated sales platform comprised of our retail locations, including RH Galleries and Waterworks Showrooms, websites, Source Books, Trade and Contract and Outlets. We believe the level of integration among all of our channels and our approach to the market distinguishes us from other retailers. Our channels complement each other and our customers’ buying decisions are influenced by their experiences across more than one of our sales channels. We encourage our customers to shop across our channels and have aligned our business and internal organization to be channel agnostic. Our integrated distribution and product delivery network serves all of our channels. We believe the key advantage of our multiple sales channels is our ability to leverage the unique attributes of each channel in our approach to the market.

Retail Locations

As of January 30, 2021, our retail locations are comprised of RH Galleries and Waterworks Showrooms:

		AVERAGE LEASED SELLING
	COUNT	SQUARE FOOTAGE (1)
RH
Design Galleries	24	33,000
Legacy Galleries	38	7,300
Modern Galleries	2	8,300
Baby & Child and TEEN Galleries	4	3,900
Total Galleries	68
Waterworks Showrooms	14	4,100
Total retail locations	82
(1)	Average leased selling square footage is calculated based on total leased selling square footage divided by total locations. Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

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

Our Galleries reinforce our luxury brand aesthetic and are highly differentiated from other home furnishings retailers. We have revolutionized the customer experience by showcasing products in a sophisticated lifestyle setting, consistent with the imagery and product presentation featured on our websites and in our catalogs. Products in our Galleries are presented in fully appointed rooms, emphasizing collections over individual pieces. This presentation encourages a higher average order value as our customers are inspired to consider purchasing a full collection of products to replicate the design aesthetic experienced in our Galleries. In addition, our associates use iPads and other devices to allow customers to shop our entire merchandise assortment while in a retail location.

As of January 30, 2021, ten of our RH Design Galleries included an integrated RH Hospitality experience, which includes Restaurants and wine bars. We believe this has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality is helping to drive incremental sales of home furnishings in these Galleries. We plan to incorporate hospitality into most of the new Galleries that we open in the future.

We have identified key learnings from our real estate transformation that have supported the development of a multi-tier market approach described below that we believe will optimize both market share and return on invested capital.

PART I	FORM 10-K | 3

First, we have developed prototype Design Galleries that are innovative and flexible blueprints which enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. The new model is a standard we will continue to utilize and is based on key learnings from more recent Design Gallery openings. The prototype has approximately 40,000 leased selling square feet, inclusive of our integrated hospitality experience, and presents our assortments across our businesses and contains interior design offices and presentation rooms where design professionals can work with clients on their projects. This new model is more capital efficient and accelerates the development process. We anticipate the prototype Design Galleries will represent the format of most of our upcoming Design Galleries in North America. Our most recently opened Design Galleries in Charlotte and Marin are prototype Design Galleries, and upcoming prototype locations include Jacksonville, Florida, Dallas, Texas and Oak Brook, Illinois, which are expected to open in fiscal 2021.

Second, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York and Chicago. These iconic locations are highly profitable statements for our brand, and we believe they create a long-term competitive advantage that will be difficult to duplicate. We expect to open our Bespoke Design Gallery in San Francisco, California in fiscal 2021.

Third, we will continue to open indigenous Bespoke Galleries in the best second home markets where the wealthy and affluent visit and vacation. These Galleries are tailored to reflect the local culture and are sized to the potential of each market. Examples of current indigenous Bespoke Galleries include our location in Yountville, California as well as our Gallery under development in Aspen, Colorado.

We believe our multi-tier market approach to transforming our real estate will enable us to open five to seven new Galleries per year over time but the cadence of our new Gallery development has been slowed by the COVID-19 pandemic.

We plan to expand our product sales to additional international markets and have signed leases for Design Galleries in several locations outside of North America, including the United Kingdom, France and Germany.

4 | FORM 10-K	PART I

The following tables present our retail location metrics:

	YEAR ENDED
	JANUARY 30,		FEBRUARY 1,
	2021		2020
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE (1)	COUNT	FOOTAGE (1)
		(in thousands)		(in thousands)
Beginning of period	83	1,111	86	1,089
RH Design Galleries:
Marin Design Gallery	1	32.9	—	—
Charlotte Design Gallery	1	32.4	—	—
Minneapolis Design Gallery	—	—	1	32.9
Columbus Design Gallery	—	—	1	33.0
RH Modern Galleries:
Dallas RH Modern Gallery (relocation)	—	—	—	(4.5)
RH Baby & Child Galleries:
Portland RH Baby & Child Gallery	—	—	(1)	(4.7)
Dallas RH Baby & Child Gallery	—	—	(1)	(3.7)
RH Legacy Galleries:
Raleigh legacy Gallery	1	4.4	—	—
Charlotte legacy Gallery	(1)	(7.0)	—	—
Corte Madera legacy Gallery	(1)	(7.0)	—	—
Westport legacy Gallery	(1)	(6.5)	—	—
St. Louis legacy Gallery (relocation)	—	2.9	—	—
San Diego legacy Gallery (relocation)	—	—	—	0.5
Minneapolis legacy Gallery	—	—	(1)	(13.3)
Columbus legacy Gallery	—	—	(1)	(6.2)
Durham legacy Gallery	—	—	(1)	(5.7)
San Antonio legacy Gallery (relocation)	—	—	—	(3.8)
Dallas legacy Gallery (relocation)	—	—	—	(2.6)
Waterworks Showrooms:
New York 59th Street Showroom	(1)	(1.4)	—	—
End of period	82	1,162	83	1,111
Total leased square footage at end of period (2)		1,559		1,497
Weighted-average leased square footage (3)		1,536		1,468
Weighted-average leased selling square footage (3)		1,141		1,088
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 4,800 square feet as of fiscal 2020 related to an owned retail location and approximately 37,700 square feet as of fiscal 2019 related to two owned retail locations.

PART I	FORM 10-K | 5

(2)	Total leased square footage includes approximately 5,400 square feet as of fiscal 2020 related to an owned retail location and 48,700 square feet as of fiscal 2019 related to two owned retail locations.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

The following list shows the number of retail locations in each U.S. state, each Canadian province and in the U.K. where we operate as of January 30, 2021:

LOCATION	COUNT	LOCATION	COUNT	LOCATION	COUNT
Alabama	1	Massachusetts	2	Tennessee	1
Arizona	2	Michigan	1	Texas	8
California	20	Minnesota	1	Utah	1
Colorado	2	Missouri	1	Virginia	2
Connecticut	3	Nevada	1	Washington	1
Florida	5	New Jersey	2	District of Columbia	1
Georgia	2	New York	4	Alberta	2
Illinois	3	North Carolina	2	British Columbia	1
Indiana	1	Ohio	3	Ontario	1
Kansas	1	Oklahoma	1	London (1)	1
Louisiana	1	Oregon	1
Maryland	1	Pennsylvania	2	Total	82
(1)	The London retail location is a Waterworks Showroom.

We continually analyze opportunities to selectively consolidate retail locations in connection with openings of our Design Galleries or close retail locations that have been under-performing or are no longer consistent with our brand positioning. In many cases, we continue to operate a retail location until our lease has expired in order to effect the closure in a cost-efficient manner.

Websites

Our primary RH websites, www.rh.com, www.rhmodern.com, www.rhbabyandchild.com and www.rhteen.com, provide our customers with the ability to chat with a designer and purchase our merchandise online. We sell Waterworks products online through www.waterworks.com.

Our websites allow our customers to experience the unique lifestyle settings reflected in our catalogs and throughout our Galleries and Showrooms, and to shop all of our current product assortment. We update our websites regularly to reflect new products, product availability and occasional special offers.

The RH websites also offer room-based navigation, which allows the customer to envision and shop items by room or by product, expanding on the richness of the online experience. Customers can search the websites for products by size or color, browse through our extensive product categories and see detailed information about each item and collection, such as dimensions, materials and care instructions. Additionally, customers can select color swatches and view merchandise displayed with different color and fabric options.

6 | FORM 10-K	PART I

Source Books

We produce a series of catalogs, which we refer to as Source Books, to showcase our merchandise assortment. Our Source Books include RH Interiors, RH Modern, RH Outdoor, RH Baby & Child and TEEN, RH Beach House, RH Ski House and RH Rugs, and we expect to launch RH Contemporary in fiscal 2021. Our Source Books are one of our primary branding and advertising vehicles. We have found that merchandise assortments displayed in our Source Books contribute to increased sales of those products across all of our channels. As in our Galleries, our Source Books present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Source Books also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Source Books is coordinated in-house in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our Source Book production costs.

Our Source Book mailings serve as a key driver of sales through both our retail locations and websites. Our customers respond to the Source Books across all of our channels, with sales trends closely correlating to the assortments that we emphasize and feature prominently in our Source Books, websites and Galleries. We continue to evaluate and optimize our Source Book strategy based on our experience.

We maintain a database of customer information, including customer information from our RH Members Program, which includes sales patterns, detailed purchasing information and certain demographic information, as well as mailing and email addresses. We mail our Source Books to addresses within this database and to addresses provided to us by third parties. The database supports our ability to analyze our customers’ buying behaviors across sales channels and facilitates the development of targeted marketing strategies and is maintained in accordance with our privacy policy disclosed on our website. We segment our customer files based on multiple variables, and we tailor our Source Book mailings and emails in response to the purchasing patterns and product needs of our customers. We focus on continually improving the segmentation of customer files and the expansion of our customer database.

Our Source Books, in concert with our websites, are a cost-effective means to test new products, and allow us to launch categories in a disciplined, expeditious and cost-effective manner.

Trade and Contract

In addition to our core channels, we continue to expand into B2B channels, including Trade and Contract. In the Trade channel, we work directly with residential interior designers and decorators purchasing products for their clients’ residential projects. We also sell directly to consumers who make purchases with the assistance of their residential interior designer or decorator. Our Contract business supplies products to large-scale, luxury hospitality, commercial and residential development projects globally, working directly with hotel ownership groups and brands, commercial property owners, single-family and multi-family builders and developers and their ecosystem of architecture, interior design and purchasing business partners. These channels enable us to reach new business customers and the consumers they influence.

Outlet Stores

Our outlet stores are branded as RH Outlet or Restoration Hardware Outlet and are typically located in outlet malls. Our outlet stores serve as a key part of our reverse logistics platform and provide an efficient means to sell primarily returned merchandise and, to a lesser extent, discontinued and overstock merchandise outside of our core sales channels. As of January 30, 2021, we operated 38 outlet stores.

Marketing and Advertising

Our Galleries, websites and Source Books are the primary branding and advertising vehicles for the RH brands. In addition, we employ a variety of marketing and advertising vehicles to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted Source Book circulation, email communications, promotional mailings, print advertisements, and public relations activities and events. We use our customer database to tailor our programs and increase the efficiency of our marketing and promotion initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investment.

PART I	FORM 10-K | 7

The highly-differentiated design aesthetic and environment of our Galleries drives customer traffic not only to our physical spaces but also to our websites. Our Source Books and targeted emails further reinforce the RH brand image and drive sales across all of our sales channels. We also participate in a wide range of other marketing, promotional and public relations activities to promote our brands. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-gallery events related to new gallery openings and product launches. In addition, we engage in print advertising in brand-relevant publications such as Architectural Digest, Elle Décor, Town and Country, T: The New York Times Style Magazine, WSJ. Magazine and others. We believe that these efforts drive increased brand awareness, leading to higher sales over time.

RH Members Program

The RH Members Program reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across all RH brands, excluding RH Hospitality and Waterworks, in addition to other benefits including complimentary interior design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card, among other benefits. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value, which has resulted in orders and sales being more evenly distributed throughout the year as opposed to the peaks and valleys of orders and sales we experienced under the prior promotional model. For the year ended January 30, 2021, our members drove approximately 97% of sales in our core RH business, and we had approximately 434,000 members at year end. Our core RH business reflects the product categories that the membership discount can be applied to, and as a result sales generated via Outlet, Contract, Hospitality or Waterworks are excluded. We believe our membership model enhances the customer experience, renders our brand more valuable, improves operational execution, and reduces costs.

Sourcing

Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. To ensure that our high standards of quality and timely delivery of merchandise are met, we work closely with vendors and manufacturers. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2020, we sourced approximately 75% of our purchase dollar volume from approximately 30 vendors. In fiscal 2020, one vendor accounted for approximately 11% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2020, approximately 72% of our products were sourced from Asia, with 35% sourced from China, 15% from the United States and the remainder from other countries and regions. In addition, we perform limited manufacturing activities in the United States.

We have a limited number of long-term merchandise supply contracts, but we believe that we generally have strong relationships with our product vendors. Although we transact business primarily on an order-by-order basis, we typically work with most of our vendors over extended periods of time, and many vendors are making long-term capacity investments to serve our increasing demands. Over the last several years, we engaged in a sourcing initiative to develop closer relationships with our vendors in order to achieve better efficiencies and further improve our product development process. Through this process, we have eliminated the use of most third-party purchasing agents in favor of a model in which we directly manage our vendors. We have achieved significant cost savings and other efficiencies from this initiative.

Distribution and Delivery

We manage the distribution and delivery of our products through our distribution centers. We currently operate two furniture fulfillment centers and one small parcel fulfillment center servicing RH products, which are located strategically in three markets throughout the United States. We have signed a lease for a third furniture fulfillment center in the Los Angeles market, which is expected to be operational in the spring of 2021. We have one fulfillment center in the United States servicing Waterworks products.

8 | FORM 10-K	PART I

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

Competition

The home furnishings sector is highly competitive. We believe that we compete primarily on the basis of the design, style and quality of our products and the luxury positioning of our brand, including our customer service. We believe that customers respond favorably to the style and presentation of our products and that we offer consumers a substantial assortment of curated merchandise selections as part of a lifestyle experience. We are continuing to elevate our product and create separation between our brand and that of many of our competitors. We believe that we compete effectively on the basis of our luxury brand, the breadth of our assortment of high-quality merchandise and the pricing of our products.

We compete with the interior design trade and specialty stores, as well as antique dealers and other merchants that provide unique items and custom-designed product offerings at higher price points, by providing a broader product assortment at an exceptional value based both upon the price and quality of our products. We also compete with national and regional home furnishing retailers and department stores, in addition to mail order catalogs and online retailers focused on home furnishings, by offering what we believe is superior quality, highly distinctive design styles and a sophisticated lifestyle presentation in our product offering.

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

Human Capital

As of January 30, 2021, we had approximately 5,000 employees, of which approximately 500 were part-time employees. As of that date, approximately 2,200 of our employees were based in our retail locations and outlets. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe that relations with our employees are good.

The success of our business depends upon our ability to retain continued service of certain key personnel, particularly our Chairman and Chief Executive Officer, Gary Friedman, and to attract, retain and motivate qualified leaders throughout our Company, as well as qualified associates across all parts of our organization, including Galleries, Restaurants, distribution centers, home delivery centers and customer care centers. Our goal is to have the most qualified person in every position throughout our organization. As we are headquartered in the San Francisco Bay Area, a highly dynamic and competitive market for talent, we seek to provide competitive compensation for our people in order to attract and retain the best available talent.

We do not discriminate against any applicant or associate and have a policy outlining these principles. This policy governs all aspects of employment, including recruitment, hiring, training, promotion, compensation, discipline, job assignments, benefits, transfer and discharge. We maintain a diverse workforce. RH is an equal opportunity employer, and we believe in meritocratic hiring. We strongly believe our performance is enhanced by a workforce comprised of individuals with diverse backgrounds, skills and experience that align with the needs of our business.

PART I	FORM 10-K | 9

Our culture is driven by our Chairman and CEO and the senior leadership team, who instill a company-wide commitment to our values of People, Quality, Service and Innovation. We believe our distinct corporate culture allows us to attract highly talented individuals who are passionate, driven, and who share our vision. We expect our values to be maintained throughout our business, including our supply chain. We require our vendors to adhere to our Vendor Code of Conduct, which can be found on the Investor Relations section of our website, which is located at ir.rh.com under “Governance / Environmental, Social & Governance.”

In April 2020, we announced organizational changes and expense reductions in response to business conditions resulting from the COVID-19 pandemic, including the temporary furlough of team members, the termination of certain jobs, and temporary salary reductions for the substantial majority of leadership positions across the Company. While we have subsequently discontinued the furlough and salary reductions measures, our workforce continues to be impacted by the COVID-19 pandemic. At various times since the beginning of the pandemic, substantially all of our leadership team, including those in our corporate office in Corte Madera, California, have been subject to state and local shelter-in-place requirements, which have varied over time and resulted in most of our associates being required to work remotely. We are committed to operating our environments with the highest safety standards to ensure the health and well-being of our guests and team members. As of March 24, 2021, we had reopened all of our Galleries and Outlets, and nine out of ten of our Restaurants, with adjusted hours and CDC-recommended safety measures in place. We perform health checks for all associates entering our locations each day, and require all customers and associates to wear masks and adhere to all CDC guidelines for cleaning and social distancing protocols.

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

Fluctuation in Quarterly Results

Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, the opening of new retail location, shifts in the timing of various events quarter over quarter including holidays and other events such as retail location and outlet closures, the timing of Source Book releases, promotional events and the timing and extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands may fluctuate during the year. For example, we experienced significant fluctuations in our revenue growth over the last several years including within the quarters during fiscal 2020, which were affected by a variety of factors related to the overall operating environment including the impact of the pandemic on various parts of our operations. In addition, we have historically experienced some seasonality in our business trends as our sales are typically higher in the second fiscal quarter, which correlates to a peak selling season for outdoor items including outdoor furniture. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

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

10 | FORM 10-K	PART I

Regulation and Legislation

We are subject to numerous regulations, including labor and employment laws, customs, laws governing truth-in-advertising, consumer protection, privacy, safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of our retail and hospitality locations, outlets and warehouse facilities, in the United States and other international locations in which we operate presently or plan to in the future, as well as in jurisdictions from which we source our products. We believe we are in material compliance with laws applicable to our business.

During fiscal 2020, various regulations and policies aimed at reducing the transmission of COVID-19, including the requirement to close our retail and hospitality locations, had a material impact on our results of operations, and these or other similar regulations and policies could affect our business in future periods.

Where You Can Find More Information

We are required to file or furnish annual, quarterly and current reports, proxy statements and other information as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. The SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, who file electronically with the SEC. The address of that website is http://www.sec.gov.

We maintain public internet sites at www.rh.com and www.restorationhardware.com and make available, free of charge, through these sites our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The charters for our Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct, our Corporate Governance Guidelines and Code of Ethics governing our chief executive and senior financial officers and other related materials are available on our websites. The information on our websites is not part of this annual report.

Our Investor Relations Department can be contacted at RH, 15 Koch Road, Corte Madera, California 94925, Attention: Investor Relations; telephone: 415-945-3500; e-mail: investorrelations@rh.com.

PART I	FORM 10-K | 11

ITEM 1A.     RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The events and consequences discussed in these risk factors could materially and adversely affect our business, financial condition, results of operations, and future prospects. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business

We are undertaking a large number of business initiatives at the same time, including exploring opportunities to expand into new categories and complementary businesses. If these initiatives are not successful, they may have a negative impact on our results of operations.

We are undertaking a large number of new business initiatives at the same time in order to support our future growth. We have multiple growth initiatives and innovation in our development pipeline, including expanded merchandise assortments and new collections, additional galleries and guesthouses, new concepts and businesses, including through investment in joint ventures and acquisitions. We have developed and continue to refine and enhance our Design Gallery format, which involves larger store square footage. We also continue to add new product categories and to expand product assortments. For example, in fiscal 2019 we launched RH Beach House and RH Ski House. We will be introducing RH Contemporary, a new collection that bridges the gap between RH Interiors and RH Modern, while elevating our brand and expanding our market. We recently made various investments in real estate development projects that will support the first RH Ecosystem in Aspen, Colorado, which will include retail locations, hospitality concepts, residential properties, and workforce housing projects.

We can provide no assurances that customers will respond favorably to our new product offerings, Galleries or complementary businesses or that we will successfully execute on such business initiatives. Such new business opportunities may not achieve market acceptance or may only achieve market acceptance in limited geographic areas or at certain Design Galleries. In addition, developing and testing new and multiple business opportunities and strategies often requires knowledge in areas of expertise that may be new to our organization and may require significant time from our senior leadership team as well as substantial resources. We can provide no assurances that we will be successful in expanding our operations into any new businesses and product lines.

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

We have recently commenced an effort to expand our business internationally by establishing a new retail presence in global markets including Europe and the U.K. International expansion will expose us to new risks related to operating internationally, including, but not limited to, risks related to currency fluctuation, supply chain and product sourcing, new regulatory regimes applicable to our products, Galleries and employees, global health emergencies such as that related to the outbreak of COVID-19, and the consequences of international economic or political events including but not limited to the U.K.’s withdrawal from the European Union in January 2020, commonly referred to as “Brexit,” which has resulted in considerable change in the regulatory framework governing business in the U.K. and which may negatively impact the luxury market or our plans to operate in the U.K. We may be unsuccessful in adapting our operations to address such risks. We also may be unsuccessful in accurately selecting which international markets would support demand for our products or sizing our Gallery openings to such markets. We may determine to curtail and/or slow our international expansion initiative as part of our efforts to manage liquidity in response to overall market conditions and to address priorities in the different capital requirements of our business. Expanding our business internationally will also require that we develop operational expertise in new markets and regulatory regimes, and an inability to adapt our business quickly and efficiently to support our international expansion could materially adversely affect our financial condition and results of operations.

12 | FORM 10-K	PART I

In fiscal 2015 we began to introduce an integrated hospitality experience, including Restaurants and wine bars, into a number of our new Gallery locations. As of January 30, 2021, ten of our Design Galleries included an integrated RH Hospitality experience and, based on the success of our hospitality offering to date, we plan to incorporate an integrated RH Hospitality offering, including Restaurants and wine bars, in many of the new Galleries that we open in the future. We continue to refine and develop the RH Hospitality model as we seek to optimize this part of our business and its integration with the operation of our Gallery locations. RH Hospitality is different from our traditional home furnishings business and involves evolving strategies that are untested and unproven and may expose us to a number of risks including risks related to the execution of food and hospitality operations in various locations where we operate retail locations. Although we have experienced a number of positive business outcomes from the RH Hospitality operations including the incremental revenue that we believe is driven in galleries with a hospitality offering, there can be no assurance that these benefits will be sustained or that we will avoid operational or other complications from the hospitality business. There can be no assurance that we will successfully scale RH Hospitality, that we will optimally balance the resources and square footage allocated to our hospitality offerings versus our product offerings at our Galleries, or that our hospitality offerings will be attractive to consumers in our market over a sustained period of time.

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

In addition, we are continuing a number of new initiatives to improve the operations of our business, including ongoing refinements to our organizational structure. Some of the improvements we are pursuing include changing the ways we source and deliver our products to our customers, as well as streamlining and realigning the senior leadership and personnel structure in our home office operations. We have also focused on elevating the customer experience, which includes improving our distribution and delivery of products to our customers and architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric-driven quality system and company-wide decision data. We have focused on rationalizing our SKU count and optimizing inventory, which includes selling slower moving, discontinued and other inventory through markdowns and our outlet channel, as well as enhancing and optimizing our product sourcing capabilities and adding new management information systems.

If we are not successful in managing the large number of new initiatives that are underway, we might experience an adverse impact on our financial condition and results of operations. Given the large number of organizational initiatives we are pursuing, as well as the complexity and untested nature of many of these efforts, there can be no certainty that we will be successful in executing on these initiatives including changes to our organizational structure. We may not experience the operational or financial benefits we expect these improvements to generate and we may face unanticipated costs related to pursuing these initiatives such as personnel turnover, senior leadership distraction, or compliance and quality control risks, any of which could have a material adverse effect on our financial condition or results of operations.

All of the foregoing risks may be compounded due to various factors including the rapidly changing macroeconomic conditions as a result of the COVID-19 pandemic or any economic downturn. If we fail to achieve the intended results of our current business initiatives, or if the implementation of these initiatives is delayed or abandoned, diverts our leadership team’s attention or resources from other aspects of our business or costs more than anticipated (including, as a result of personnel turnover or compliance and control risks), we may experience inadequate return on investment for some or all such business initiatives, which could have a material adverse effect on our financial condition or results of operations.

PART I	FORM 10-K | 13

We have experienced significant fluctuations in the growth rate of our business during the last several years, and high levels of growth may not be achieved in future periods and may not generate a corresponding improvement in our results of operations.

We have experienced significant fluctuations in the growth rate of our business during the last several years including within the quarters during fiscal 2020. We may continue to experience wide fluctuations in our quarterly revenue and financial performance. Our quarterly results during fiscal 2020 were affected by a variety of factors related to the overall operating environment including the impact of the pandemic on various parts of our operations. We are currently engaged in a number of initiatives to support the growth and transformation of our business, including investments to elevate our brand and make a number of improvements to our products and the customer experience, inclusive of architecting a new fully integrated back-end operating platform, improving our supply chain network, enhancing our home delivery experience and developing a metric-driven quality system and enhanced integration of data to drive our business operations. While we anticipate that these initiatives will support the growth of our business as well as improvements to our financial results, the costs and timing issues associated with pursuing these initiatives can negatively affect our gross margins in the short term and may amplify fluctuations in our growth rate from quarter to quarter depending on the timing and extent of our realization of the costs and benefits of these and other initiatives.

There can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties that may have a material negative impact on growth and profitability. In addition, these initiatives may have near-term material negative impacts on growth and profitability as we incur costs or pursue strategies that may not contribute to our profits and margins until future periods, if at all. In fiscal 2020, our efforts to respond to the COVID-19 pandemic drove a number of changes in our quarterly revenue and financial performance. Although global economic conditions appear to be returning to normal with the widespread availability of the vaccine in the United States, there remain substantial disruptions in the global supply chain that are likely to take time to resolve and these may result in a continuation of delays in the availability of merchandise and longer than normal lead times for fulfillment of customer orders. In addition, the return of consumer spending patterns in place prior to the pandemic may result in a shift in consumer spending away from home furnishings toward the consumption of services including entertainment and travel. Any of these factors may directly or indirectly affect our quarterly results during fiscal 2021 or over a longer timeframe.

Some factors affecting our business, including macroeconomic conditions and policies and changes in legislation, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the overall economic environment such as the initial periods of significant economic uncertainty and reduced economic activity as a result of the COVID-19 pandemic as well as slowdowns in the housing market. Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including, among other things, the general state of the economy, capital and credit markets, consumer confidence, general business conditions, the availability and cost of consumer credit, the level of consumer debt, interest rates, level of taxes affecting consumers, housing prices, new construction and other activity in the housing sector and the state of the mortgage industry and other aspects of consumer credit tied to housing, including the availability and pricing of mortgage refinancing and home equity lines of credit.

In particular, our business performance is linked to the overall strength of luxury consumer spending in markets in which we operate. Economic conditions affecting selected markets in which we operate are expected to have an impact on the strength of our business in those local markets, including with respect to the volatility in consumer demand and sentiment as the COVID-19 pandemic continues to evolve. Our business trends are frequently correlated closely with conditions in financial markets including the stock market. The global economic environment is currently in a period of widespread uncertainty as governments and central banks continue to respond to the impact of COVID-19 on business conditions. In the event that equity and credit markets experience volatility and disruption, customer demand for our product and our results of operations may be adversely affected.

14 | FORM 10-K	PART I

In addition, our rates of revenue growth have sharply fluctuated from quarter to quarter over the last three years and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including:

the overall economic and general retail sales environment, including the effects of uncertainty relating to the COVID-19 pandemic or its related impacts on consumer spending;

the availability of our products and the impact of delays or disruption in our supply chain;

consumer preferences and demand;

the number, size and location of stores we open, close, remodel or expand in any period;

changes in Source Book circulation, and the number of pages in our Source Books and timing of mailing;

our ability to efficiently source and distribute products;

changes in our product offerings and the introduction, and timing thereof, of introduction of new products and new product categories;

promotional events;

our competitors introducing similar products or merchandise formats;

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

Other future developments in our business could also result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the mailing and shipping of Source Books. For example, in recent periods, we have experienced increased shipping costs and raw material costs for our products. We cannot assure you that we will succeed in offsetting any such expenses with increased efficiency or that cost increases associated with our business will not have an adverse effect on our financial results.

The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate.

The global outbreak of the novel coronavirus disease (“COVID-19”) and resulting health crisis continues to have a widespread impact on our customers, our business environment, the economic climate in the U.S. and globally, and financial and consumer markets. The COVID-19 outbreak in the first fiscal quarter of 2020 caused disruption to our business operations, as we temporarily closed all of our retail locations and restaurants. As of March 24, 2021 we had reopened all of our Galleries and Outlets, and nine out of ten of our Restaurants. During the fourth quarter of fiscal 2020 and continuing into the first quarter of 2021, there have been continuous changes in operational restrictions with respect to our Galleries and hospitality locations based upon local conditions, and we have experienced further closings, reopenings and new or re-imposed restrictions on our operating activities. Depending on the future course of the pandemic, including potential further outbreaks with new strains or variants of the virus, we may experience further restrictions on and closures of our physical operations with respect to Galleries, Outlets and Restaurants. For example, various parts of both the U.S. and Canada experienced an increase in reported COVID-19 cases in the fourth quarter of 2020. Although we have experienced strong demand for our products in connection with prior closure requirements earlier in calendar year 2020, our overall demand in specific markets correlates favorably with our customers’ ability to access our Galleries and Outlets. The changing state and federal requirements have required and may in the future require further changes in our business practices in order to remain compliant. Accordingly, we do anticipate some ongoing negative impact to overall demand in connection the restrictions on our physical locations and the duration and extent of these operational limits cannot be predicted with certainty.

PART I	FORM 10-K | 15

While we have continued to serve our customers and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves or resurgences of COVID-19 outbreaks, including with regard to new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods. Although the increasing availability of vaccines and various treatments with respect to COVID-19 can be expected to have an overall positive impact on business conditions in the aggregate over time, there remain uncertainties as to the logistics of distribution and the overall efficacy of any vaccine program, including with regard to new strains or variants of the virus, and there can be no assurances regarding the exact timing of these positive developments or the related impact on the economic recovery.

Volatility in consumer demand and sentiment as the COVID-19 pandemic continues to evolve can also expose us to risks in our operations. In our immediate response to COVID-19, we aggressively scaled back some inventory orders while we assessed the status of our business. While our business strengthened during the second, third and fourth quarters of fiscal 2020, the lag in manufacturing and inventory receipts together with dislocations in our supply chain has resulted in some delays in our ability to convert business demand into revenues and we anticipate that our supply chain may not catch up to demand until the second half of fiscal 2021. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business related to the impact of the COVID-19 pandemic. The global scale and scope of the pandemic remains unknown and the duration and extent of future business disruption is uncertain. The extent to which the COVID-19 pandemic continues to impact our business will depend on future developments that are highly uncertain, including developing information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain COVID-19.

We may face operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving international, federal, state and local restrictions, standards and safety regulations. Public health officials and other governmental authorities have adopted numerous mitigation measures to address the spread of the virus, and in particular to discourage people from congregating in public, commercial or private spaces. During the course of the pandemic, federal, state and local authorities in the U.S. and Canada have implemented a number of different directives that may require changes in our business practices. The scope and duration of these directives is evolving and not entirely clear. In response to current or future COVID-19 outbreaks or other concerns, states and municipalities in the U.S. where we operate may implement or reinstate temporary closure requirements with respect to non-essential business operations and the duration of these requirements is unknown. For example, in most of our retail locations that had reopened at the end of the third fiscal quarter of 2020, the substantial operational restrictions related to COVID-19 health and safety considerations, such as limits to seating capacity, that were imposed on our hospitality business by various governmental authorities remained in place during the fourth fiscal quarter of 2020 and the first fiscal quarter of 2021. Many of our Galleries are located in malls or otherwise located in proximity to a number of other retail stores. Mall operators and other retailers have imposed, and may continue to impose, additional health and safety practices and procedures and may in the future elect to temporarily cease operations in response to renewed or localized outbreaks.

In addition, new regulation or requirements that governmental authorities may impose with respect to the compensation of our employees or the manner or location in which our employees may work, could also have an adverse effect on our business. At various times since the beginning of the pandemic, substantially all of our personnel, including those in our corporate office in Corte Madera, California, have been subject to state and local shelter-in-place requirements, which have varied over time and which have resulted in most of our team being required to work remotely. These working arrangements as well as other related restrictions including severe limitations on travel may have an impact on our operations and the ability of our executives to lead our teams. Although we have technology and other resources to support these new work requirements, there can be no assurance that we will not suffer material risks to our business, operations, productivity and results of operations as a result of these restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

16 | FORM 10-K	PART I

The evolution of the COVID-19 pandemic around the world may continue to have an adverse impact on elements of our supply chain including the manufacture, supply, distribution, transportation and delivery of our products and our inventory levels. There have been substantial disruptions that have already occurred with respect to the global supply chain as a result of the pandemic. Our business depends on the successful operation of a global supply chain. Based on total dollar volume of purchases for fiscal 2020, approximately 72% of our products were sourced from Asia, with 35% sourced from China, 15% from the U.S. and the remainder from other countries and source regions. The presence of the virus and the response to the health crisis in various countries is likely to have a continuing impact on our supply chain, for example by affecting the speed at which the factories that manufacture our products are able to resume normal operations and production levels after initial or subsequent waves of closures, and the extent that the health crisis may abate in particular countries is uncertain.

Since the second fiscal quarter of 2020, we have resumed many investments and previously deferred expenditures, but we anticipate that our decisions regarding these matters will continue to evolve in response to changing business circumstances including further developments with respect to the pandemic. For example, real estate development counterparties with respect to some of our Gallery development projects have withdrawn from these projects as a result of capital or liquidity constraints due to COVID-19 related difficulties, and these and other similar factors may impact the timing or scope of some of our new Galleries. We have recently commenced an effort to expand our business internationally by establishing a new retail presence in global markets including the United Kingdom and various locations in continental Europe. The ongoing global impact of COVID-19, including travel restrictions imposed by various countries, may continue to affect certain aspects of our planned international expansion and has been a major factor in our decision to delay the timing of our previous plans to open a number of our international locations. In addition, we are in the process of developing a number of new Gallery locations in the U.S. and we are modifying a number of these plans based upon the right real estate development strategy including the selection of appropriate counterparties in markets where our prior strategy or plans are no longer applicable. Adverse developments with counterparties for some of our Gallery development projects may impact the timing or scope of some of our development projects. In addition, our RH Guesthouse initiative may be negatively impacted by the disease outbreak as international, federal, state and local governments have restricted travel, conferences, events and gatherings. Any of these negative developments could cause us to decide to curtail and/or further postpone business investments including those related to opening new Galleries in the U.S. as well as other initiatives including our international expansion.

Our business also depends on a number of third parties including vendors, landlords, lenders and other suppliers. One or more of these third parties may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 pandemic. The pandemic and resulting macroeconomic conditions could have a material adverse effect on the financial condition of third parties that are essential to our business operations and we may incur losses and other negative impacts for difficulties experienced by our vendors and other third parties.

Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us, including the health of the high-end housing market, may significantly impact our revenue and results of operations.

We target consumers of high-end home furnishings as customers for our products. As a result, we believe that our sales are sensitive to a number of factors that influence consumer spending generally, but are particularly affected by the financial health of the higher end customer and demand levels from that customer demographic. In addition, not all macroeconomic factors are highly correlated in their impact on lower end housing versus the higher end customer. Demand for lower priced homes and first time home buying may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer. The higher end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher end real estate markets in the U.S., the number of second and third homes being sold, stock market volatility and illiquid market conditions, global economic uncertainty, decreased availability of income tax deductions for mortgage interest and state income and property taxes, and the perceived prospect for capital appreciation in higher end real estate. Shifts in consumption patterns linked to the reopening of businesses in light of improvements relating to the COVID-19 pandemic may also have an impact on consumer spending in the high-end housing market. Further, in recent periods the stock market has experienced significant volatility as well as periods of significant decline, and rising house prices have dampened and increases in interest rates may dampen growth in the U.S. housing market and may depress consumer optimism about the U.S. housing market and home buying in the higher end of the housing market. We have determined that our customer purchasing patterns are influenced by economic factors including the health and volatility of the stock market. We have seen that previous declines in the stock market and periods of high volatility have been correlated with a reduction in consumer demands for our products.

PART I	FORM 10-K | 17

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

We must successfully manage our supply chain and vendors in order to produce sufficient quantities of products that our customers wish to purchase in a timely manner. We must manage our supply chain and inventory levels, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, such that our “in stock” position in merchandise correlate well to consumer demand and expected delivery times. Because much of our merchandise requires that we provide vendors with significant ordering lead times, frequently before market factors are known, we may not be able to source sufficient inventory to meet demand if our products prove more popular than anticipated. In addition, our current initiatives to streamline and optimize our inventory levels may not be successful and implementing such initiatives may complicate our efforts to manage our supply chain. To the extent our business initiatives result in new product lines, new product or service offerings or further expand into new markets in the U.S. or abroad, we may need to establish new vendor relationships or new supply chain operations, which may expose us to new counterparty, regulatory, market or other risks and which may not be successful. We have experienced periods in which some of our vendors were not able to meet customer demand levels for certain products resulting in significant back orders for goods, higher rates of cancellation on orders in process and, in some instances, the loss of customer sales when orders could not be completed in a timely manner. During fiscal 2020, we experienced substantial increases in delays in customer orders as a result of disruption in the global supply chain as a result of the COVID-19 pandemic. These conditions are likely to persist to some extent during fiscal 2021 and there can be no assurance how long it will take for conditions to return to normal. In addition, vulnerabilities in the information systems of our vendors could make our vendors the targets of cybersecurity breaches or cyber fraud, which could result in disruptions in our supply chain and product sourcing. Further, the seasonal nature of some of our products requires us to carry a significant amount of inventory prior to certain selling seasons. If we are unable to accurately predict and track demand, we may be required to mark down the price of certain products in order to sell excess inventory or we may be required to sell such inventory through our outlet stores or warehouse sales. If the dislocations in our supply chain do not recover as quickly as we anticipate, we may be delayed in our ability to convert business demand into revenues. For these reasons, our results of operations in any given quarterly period may be adversely affected. We expect these factors to continue from time to time as we add new product assortments and new merchandise categories into our business.

18 | FORM 10-K	PART I

Merchandise purchased from our vendors that is defective or otherwise does not meet our product quality standards could damage our reputation and brand image and harm our business, and we may not have adequate remedies against our vendors for such merchandise.

Some of our merchandise has failed to meet our expectations and objectives concerning quality. Our emphasis in merchandise quality is increasing as we strive to elevate our brand. We have in recent periods, and may in the future, recalled products from the market due to quality or other issues. Despite our ongoing efforts to improve customers’ satisfaction with their experience at RH, we may fail to maintain the necessary level of quality for some of our products in order to satisfy our customers. For example, our vendors may not be able to continuously adhere to our quality control standards, and we might not identify a quality deficiency before merchandise ships to our stores or customers. Our failure to supply high quality merchandise in a timely and effective manner to our customers, our announcement of additional product recalls, or any perception that we are not adequately maintaining our sourcing and quality control processes in order to anticipate product quality issues could damage our reputation and brand image, and could lead to an increase in product returns or exchanges or customer litigation against us and a corresponding increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards or applicable government requirements could trigger high rates of customer complaints or returns, become subject to a product recall and/or attract negative publicity, which could in turn damage our reputation and brand image, result in consumer litigation (including class-action lawsuits), and harm our business. With the growth in importance and the impact of social media, the magnitude of such harm to our business, reputation and brand image may be significantly amplified. We are making changes in many aspects of our business processes that affect our customers, including improvements in product quality and enhancements in sourcing, product availability, which are expected to include increasingly significant operational and other changes in the near term, may complicate our supply chain and quality control process, and any inability to invest sufficient resources in quality control and compliance processes or significant turnover in the personnel dedicated to such function may result in quality control issues or product recalls.

Even if we detect that merchandise is defective or otherwise not in compliance with our product quality standards before such merchandise is shipped to our customers, we may not be able to return such products to the vendor, obtain a refund of our purchase price from the vendor or obtain other indemnification from the vendor. The limited capacities of certain of our vendors may constrain the ability of such vendors to replace any defective merchandise in a timely manner. Similarly, the limited capitalization and liquidity of certain of our vendors and their lack of insurance coverage for product recall claims may result in such vendors being unable to refund our purchase price or pay applicable penalties or damages associated with any such defects or resulting product recalls.

If we are unable to maintain and enhance our brand or market our product offerings, we may be unable to attract a sufficient number of customers or sell sufficient quantities of our products.

Our business depends in part on a strong brand image, and we continue to invest in the development of our brand and the marketing of our business. We believe that the brand image we have developed, and the lifestyle image associated with our brand, have contributed significantly to the success of our business to date. Our increased focus on elevating RH as a luxury brand further increases the importance of our brand image, position and reputation. We also believe that maintaining and enhancing our brand is integral to the future of our business and to the implementation of our strategies for expanding our business. This will require us to continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for store operations, Source Book mailings, website operations and employee training. Our brand image may be diminished if new products, services or other businesses fail to maintain or enhance our distinctive brand image.

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

PART I	FORM 10-K | 19

Our failure to successfully manage the strategy and costs of promoting our brand and products could have a negative impact on our business.

As a luxury brand, we rely on a number of initiatives to sustain our image and to promote our products in the marketplace. Our physical retailing presence, primarily in the form of our galleries, is one of the most important initiatives that we use to display our product offering. We also our website and other digital efforts, as well as our Source Books, to showcase a larger portion of our assortment. We continue to adjust and refine our strategy, including our digital initiatives and mailings, based on a variety of factors, including the success of the various changes that we adopt. During fiscal 2020, we increased our investment in certain digital initiatives and we expect to continue some of these investments. We can provide no assurances as to the success of any strategy we pursue as we seek to communicate with consumers, including by increased investment in digital initiatives.

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

Competition in the home furnishings sector may adversely affect our future financial performance.

The home furnishings sector is highly competitive. We compete with the interior design trade and specialty stores, as well as antique dealers and other merchants that provide unique items and custom-designed product offerings at higher price points. We also compete with national and regional home furnishing retailers and department stores. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. There are an increasing number of online and digital centric business models in the home furnishings sector and the impact of these competitors on other home furnishing businesses is uncertain although some of these digital offerings have gained market share primarily in areas outside the luxury end of the market.

20 | FORM 10-K	PART I

We compete generally with these other retailers for customers, suitable retail locations, vendors, qualified employees and senior leadership personnel. As we have traditionally been a leader in the home furnishings sector, some of our competitors have also attempted to imitate our product offerings and business initiatives from time to time in the past. In addition, many of our competitors have significantly greater financial, marketing and other resources than we do and therefore may be able to devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. Such competitors may also be able to adapt to changes in customer preferences more quickly than we can due to their greater financial or marketing resources, through new product launches or by adapting their business models and operations to new customer trends, which may in turn change how our customers acquire products or view our business and brand. Further, increased catalog mailings by our competitors may adversely affect response rates to our own Source Book mailings. There can be no assurance that such competitors will not be more successful than us, based on imitation or otherwise, or that we will be able to continue to maintain a leadership position in style and innovation in the future.

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

Based on total dollar volume of purchases for fiscal 2020, approximately 72% of our products were sourced from Asia, 15% from the U.S. and the remainder from other countries and regions. For fiscal 2020, approximately 35% of our products were sourced from China. We expect the amount of products that we source from China will be lower in fiscal 2021 compared to fiscal 2020, but the exact product mix in terms of vendor factory locations is subject to a range of different factors and is inherently difficult to predict with accuracy. In addition, some of the merchandise we purchase from vendors in the U.S. also depends, in whole or in part, on vendors located outside the U.S. As a result, our business highly depends on global trade, as well as any trade and or other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations whether in connection with new products we introduce or new production manufacturing locations that may be added to our supply chain, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we do not rely on long-term contracts with our vendors and generally transact business with them on an order-by-order basis.

PART I	FORM 10-K | 21

Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and other similar trade restrictions that may limit the quantity or affect the price of some types of goods that we import into the U.S. and Canada. In addition, substantial regulatory uncertainty exists regarding international trade relations and trade policy, both in the U.S. and abroad. An introduction of new duties, tariffs, quotas or other similar trade restrictions, or increases in existing duties or tariff rates, on products imported into the U.S. and Canada, whether actual, pending or threatened, may have a negative impact on our results of operations. Significant uncertainty exists as to whether and when tariffs may be imposed, and what countries may be implicated. For example, proposed tariffs on goods imported from Mexico have been introduced and subsequently withdrawn by the U.S. government. The U.S. government has also launched an investigation into currency manipulation and timber trade practices in Vietnam that may result in increased tariffs in imports to the United States from Vietnam. Additionally, the Canadian Border Services Agency has initiated an investigation into alleged injurious dumping and subsidizing of certain upholstered domestic seating originating in or exported from China and Vietnam and imported into Canada. Given that we cannot reasonably predict the timing or outcomes of trade actions by the U.S. government or other countries, the impact of such actions on our business and results of operations remains uncertain. Additionally, such uncertainties, even if not directly applicable to our imported products, may have a negative influence on the domestic and international economy generally and indirectly reduce market demand for our products.

A significant subset of our products sourced from China has been affected by increased levels of tariffs that were imposed in 2018 and 2019. The initial round of these increased tariffs became effective on certain products that we source from China including furniture and lighting initially as a 10 percent ad valorem duty on September 24, 2018, which amount increased to 25 percent on May 10, 2019, and were slated to increase further to 30 percent on October 1, 2019 before an interim deal was reached between the U.S. and China. On August 1, 2019, a new 10 percent ad valorem duty on additional categories of goods imported from China was announced, which amount was then increased to 15 percent on August 23, 2019. The new tariff at the rate of 15 percent became effective September 1, 2019 with respect to certain categories of goods and had been expected to become effective for additional categories of goods on December 15, 2019. In January 2020, the U.S. and China signed a “Phase One” trade agreement pursuant to which, among other things, the U.S. will modify its Section 301 tariff actions and which suspended the tariff on this additional set of goods. Further, as of February 14, 2020, the 15 percent tariff which was implemented on September 1, 2019 was reduced to 7.5 percent. While the trade deal remains effective, there is no guarantee that the agreement will be honored by either party, and it could be subject to further revision or renegotiation.

While we have been working with our vendor partners on mitigation strategies to seek to address the impact of the tariffs on goods imported from China, such efforts may not be fully sufficient to remediate the impact of the existing ad valorem duty on certain products imported from China or the future ad valorem duties to be imposed on products from China. In addition, such mitigation efforts may not be successful with respect to other pending or future increases in tariffs. While the Biden Administration has indicated that it will not take immediate action to modify these existing tariffs, there is substantial uncertainty regarding the possible application of additional tariffs with respect to China and the possible imposition of tariffs on trade with additional countries other than China. We may not be able to anticipate the exact contours of tariffs and other burdens on global trade that may become applicable and our efforts to respond to these circumstances may be inadequate. In particular, we may not be able to receive or sustain adequate pricing concessions from our vendors with respect to applicable tariffs and any applicable pricing increases that we seek to pass through to our customers may not be successful in achieving our objectives. Our sales may fall in response to any price increases and our vendors may not be able to support the level of pricing concessions that we seek.

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

22 | FORM 10-K	PART I

There can be no assurance that we will not experience disruption in our business related to tariffs or other changes in trade practices and applicable rules or as a result of our efforts to respond to these matters. Tariffs and other similar trade actions are inherently unpredictable and can change quickly based on political or economic pressures or policy changes. Any changes to tariffs or other rules and practices related to cross border trade, including the possible implementation of additional tariffs, could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products in China or other countries outside the U.S., which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. While we may seek to adopt mitigation measures and changes to our business practices to seek to counteract the effect of such tariffs on our business and results of operations, due to multiple factors that can occur in the context of trade disputes and the inherent unpredictability of how customers and market participants may respond, any mitigation measures we adopt may be not achieve their intended purpose. Certain of our competitors may be better positioned than us to withstand or react to these kinds of changes including border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. In addition, to the extent that our competitors, our vendors or companies in other industries that manufacture products in China respond to the tariffs imposed to date or the possibility of future tariffs by shifting production to other countries in Asia or to other regions, the costs of production in such countries may increase, which may increase our costs or otherwise have an adverse impact on our product supply chain. Similarly, to the extent that we or our vendors respond to the tariffs imposed to date or the possibility of future tariffs by shifting merchandise purchases or production to other countries in Asia or to other regions, we may face delays or costs associated with developing new vendor relationships and our vendors may face delays or costs associated with bringing online new manufacturing facilities, which may increase the cost of our products or cause delays in the shipment of our merchandise that result in the cancellation of orders by our customers. An interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the U.S., product quality control charges on or assessment of additional import duties, tariffs, anti-dumping duties and quotas, loss of “most favored nation” trading status by our foreign trading partners with the U.S., work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the U.S., freight cost increases, political unrest, economic uncertainties, including inflation, foreign government regulations, trade restrictions, increased labor costs and other similar factors that might affect the operations of our vendors in specific countries such as China.

In addition, there is a risk of compliance violations by our vendors, which could lead to adverse consequences related to the failure of our vendors to adhere to applicable manufacturing requirements or other applicable rules or regulations. Any such noncompliance could have an adverse impact on our business and may result in product recalls, regulatory action, product liabilities, investigation by governmental agencies and other similar adverse consequences. Any failure by our vendors outside the U.S. to adhere to applicable legal requirements or our global compliance standards such as fair labor standards, prohibitions on child labor and other product safety or manufacturing safety standards could give rise to a range of adverse consequences including the disruption of our supply chain as well as potential liability to us and harm our reputation and brand and could subject us to other adverse consequences including boycotts by our consumer or special interest groups including activists, any of which actions could negatively affect our business and results of operations.

PART I	FORM 10-K | 23

Our growth strategy and performance depend on our ability to purchase quality merchandise in sufficient quantities at competitive prices, including products that are produced by artisans and specialty vendors. Any disruptions we experience in our ability to obtain quality products in a timely fashion or in the quantities required could have a material adverse effect on our business.

We purchase substantially all of our merchandise from a number of third party vendors. Many such vendors are the sole sources for particular products, and we generally transact business with such vendors on an order-by-order basis without any long-term or other contractual assurances of continued supply, pricing or access to new products with our vendors. Therefore, we may be dependent on particular vendors that produce popular items, and any vendor could discontinue selling to us at any time. In addition, the expansion of our business into new U.S. or international markets or new product categories could put pressure on our ability to source sufficient quantities of our products from such vendors. In the event that one or more of our vendors is unable or unwilling to meet the quantity or quality of our product requirements, we may not be able to develop relationships with new vendors in a manner that is sufficient to supply the shortfall. We also may be required to develop such new vendor relationships in response to changes in our supply chain. For example, the Biden Administration has indicated that it will retain existing tariffs imposed on China’s exports in the near-term if not longer, and may impose additional trade measures involving China and other countries that could adversely affect the cost of our products sourced from our vendors in China or such other locations. Even if we do identify such new vendors, we may experience product shortages and customer backorders as we transition our product requirements to incorporate alternative suppliers. Our relationship with any new vendor would be subject to the same or similar risks as those of our existing suppliers.

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

Any of the above factors could negatively affect our business and results of operations.

24 | FORM 10-K	PART I

Our results may be adversely affected by fluctuations in raw materials, energy costs and currency exchange rates.

Increases in the prices of the components and raw materials used in our products could negatively affect the sales of our merchandise and our product margins. For example, in recent periods the cost of our products have come under pressure from increased prices for raw materials and shipping and other costs in connection with the COVID-19 pandemic. Our business may also be affected by changes in currency exchange rates and as we expand our business internationally, we may be increasingly exposed to risks related to currency values.

Changes in prices for raw materials and fluctuations in exchange rates are dependent on a number of factors beyond our control, including macroeconomic factors that may affect commodity prices (including prices for oil, lumber and cotton); changes in supply and demand; general economic conditions; significant political events; labor costs; competition; import duties, tariffs, anti-dumping duties and other similar costs; currency exchange rates and government regulation; and events such as natural disasters and widespread outbreaks of infectious diseases (such as the ongoing COVID-19 pandemic). In addition, energy costs have fluctuated dramatically in the past and, in recent periods, energy prices have been declining and could experience significant volatility in the near term. Depending on the nature of changes in these different factors that affect our business, we may experience an adverse impact on our business for different reasons including increased costs of operation or lower demand for our products. We may experience slower demand from customers in markets that depend upon energy prices for a portion of their economic activity.

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

We are currently pursuing several other models for the transformation of our real estate beyond a traditional leasing approach including a real estate development model, a joint venture model and a capital light model. While these alternative models are designed to achieve superior financial returns to traditional real estate lease structures for a retail business, some of these new ways of operation will expose us to a range of different risks. Various aspects of our multi-tier real estate strategy may expose us to new forms of risk versus our traditional leasing model. Our strategies include (1) our “capital light” leasing deals, where a substantial portion of the capital requirement would be funded by the landlord; (2) our real estate development model where we expect either to do a sale-leaseback transaction or to pre-sell the property and structure the transaction such that the capital to build the project is advanced by the buyer during construction; and (3) our joint venture projects, where we share the upside of the development with the developer/landlord.

We recently made various investments in real estate development projects that will support the first RH Ecosystem in Aspen, Colorado, which will include retail locations, hospitality concepts, residential developments, and workforce housing projects.

These new approaches might cause us to pursue complicated real estate transactions and may require additional capital investment and could present different risks related to the ownership and developments of real estate compared to those risks associated with a traditional store lease with a landlord, including greater financial exposure if our plans for the relevant real estate are not as successful as we originally anticipate or if the value of the real estate we acquire or invest in subsequently decreases. Pursuing multiple different paths for addressing our real estate needs may create various risks including increased complexity and risks related to the time and costs of real estate development as well as the need for additional capital and risks related to resale of real estate projects. These risks could distract our senior leadership team’s focus, strain our operational resources and personnel, or expose us to new regulatory or tax regimes in which we must develop expertise.

PART I	FORM 10-K | 25

Several of our new real estate development strategies expose us to additional risks related to operating in commercial real estate from a development perspective. Such risks include the cost and financing of the acquisition of real estate interests, market risks related to real estate prices, the time and costs related to developing real estate projects including construction and development risks and other factors that affect the commercial real estate industry more generally. We have not historically operated directly in all phases of real estate development including managing all aspects of construction of large scale real estate projects. With respect to projects such as the future Gallery and Guesthouse in Aspen, we are broadly undertaking increased development risk with respect to our real estate investments and these risks could increase our financial exposure to development cost overruns or other negative factors stemming from these real estate development efforts. Although our strategy in assuming greater risk and responsibility for real estate development in certain projects such as the Aspen project is designed to achieve greater financial returns and a higher overall return on investment, we could face increased downside risks if we encounter difficulties in implementing these strategies such as cost overruns or delays in construction.

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

We are focused on sizing our assortments and our stores to the potential of the market by adjusting the square footage and number of stores on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected stores in these or adjacent markets. In addition, we have developed prototype Design Galleries that are suited to many smaller North American markets, we intend to continue to open indigenous Bespoke Galleries in the second home markets such as our initiative in Aspen, Colorado, and we intend to open larger Bespoke Design Galleries in the top international markets. When we address the introduction of new stores in a particular market or changes to, or closure of, existing stores, we must make a series of decisions regarding the size and location of new stores (or the existing stores slated to undergo changes or closure) and the impact on our other existing stores in the area or being without presence or “out of the market.”

Our ability to maximize the productivity of our retail store base, depends on many factors, including, among others, our ability to:

identify suitable locations, the availability of which is largely outside of our control;

size the store locations to the market opportunity;

retain customers in a certain geographic market when we close stores in such market or an adjacent market;

negotiate acceptable new lease terms or lease renewals, modifications or terminations;

efficiently build and equip new stores or remodel existing locations;

source sufficient levels of inventory to meet the needs of changes in our store footprint in a timely manner;

successfully integrate changes in our store base into our existing operations and information technology systems;

obtain or maintain adequate capital resources on acceptable terms;

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

26 | FORM 10-K	PART I

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

Although many of our most recently opened Design Galleries are developed outside of the shopping mall setting, a significant portion of our existing footprint of legacy Galleries is currently located in shopping malls. Sales at stores located in malls are derived, in part, from the volume of traffic in those malls. These stores benefit from the ability of the malls to generate consumer traffic in the vicinity of our stores and the continuing popularity of the malls as shopping destinations and positive experiences.

However, in recent years there has been a shift in consumer preferences to purchasing certain products online rather than in stores. This shift, particularly when coupled with past unfavorable economic conditions in certain regions, has adversely affected mall traffic in some regions and has threatened the viability of certain commercial real estate firms that operate major shopping malls. Further, the COVID-19 pandemic has adversely impacted mall traffic due to social distancing measures and other restrictions applicable to mall operations, which have had our customers’ ability and desire to travel to shopping malls in which some of our legacy Galleries are located.

The decline in shopping malls may in turn adversely affect the financial health of other retailers and mall operators leading to store closures and a decline in the productivity of mall shopping environments due to the network effect of mall operations. A continuation of adverse trends affecting mall operations could have a negative impact on the sales generated by our stores currently located in shopping malls.

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

PART I	FORM 10-K | 27

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

We have historically relied on the availability of debt financing as one primary source of capital in order to fund our operations, including borrowings under our revolving line of credit. We have also incurred indebtedness to finance other strategic initiatives, including our share repurchase programs, and we may continue to incur indebtedness to support such initiatives in future time periods. We completed convertible debt financings in fiscal 2014, fiscal 2015, fiscal 2018 and fiscal 2019. Following repayment of the first two of these convertible note issuances at maturity, $685 million in aggregate principal amount remains outstanding as of January 30, 2021. As of January 30, 2021, we had no outstanding borrowings and $271.9 million of availability under our revolving line of credit facility, net of $15.4 million in outstanding letters of credit.

Our existing indebtedness and any other indebtedness we may incur in the future could have significant consequences on our future operations and financial results, including:

making it more difficult for us to meet our payments and other obligations;

reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate requirements, and limiting our ability to obtain additional financing for these or other purposes;

subjecting us to increased interest expense related to any indebtedness we may incur with variable interest rates;

limiting our flexibility in planning for, or reacting to (and increasing our vulnerability to), changes in our business, the industry in which we operate and the general economy; and

placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

28 | FORM 10-K	PART I

Any of the foregoing factors could have an adverse effect on our business, financial condition, results of operations, or ability to meet our payment obligations.

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

We will have significant capital requirements for the operation of our business in the near term if we are to continue to pursue all of our current business initiatives. We have substantial capital requirements related to investments in our business, our real estate strategy, our international expansion, the development of new businesses and our significant number of concurrent initiatives. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2020, our adjusted capital expenditures were $180.6 million, inclusive of cash received related to landlord tenant allowances of $17.3 million. The exact scope of our capital plans in future fiscal years, including fiscal 2021, will depend on a variety of factors including the level of gross capital expenditures that we undertake in our business, the amount of any proceeds from the sale of assets including sales of real estate and the way that our business performs.

Our current real estate strategy involves opening Design Galleries in select major metropolitan markets, developing new RH model Design Galleries and Galleries tailored to secondary markets, and opening indigenous Bespoke Galleries in the second home markets, as well as pursuing category extensions of our brand and exploring new business areas. Although we principally relied upon leases with landlords for most of our Gallery locations historically, in recent years we have begun to pursue a real estate development model strategy for some of our new Gallery developments in which we invest in the ownership of real estate or take on greater risk with respect to the cost of development of the new Gallery. Upon completion of the development of a new Gallery, we may sell the property to a third party such as we did in fiscal 2019 through the sale-leaseback transaction for the Yountville Design Gallery and in July 2020 through the sale-leaseback transaction for the Minneapolis Design Gallery. The real estate development model may require us to pursue additional capital expenditures beyond what is required under a traditional leasing model. While we may be able to recoup substantial amounts of capital and may also achieve gains on our capital investments if we are successful with this model and are able to sell the real estate interests on favorable terms to a real estate investor in a sale-leaseback transaction, we will be assuming greater risks with this model. At the same time, we may not recoup our costs in such transactions as we will incur substantial real estate development risk in the construction of Galleries under this model and as a result could incur losses from such efforts.

As we develop new Galleries, as well as potentially other strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings including the development of adjacent real estate beyond the Gallery location. In the case of our recent investments in real estate development in Aspen, Colorado, we are undertaking real estate development risk with respect to other locations beyond our planned Gallery and Guesthouse. Although some of the other locations will be devoted to other aspects of our RH Ecosystem concept, we will also own interests in properties where we are essentially in a real estate ownership and development model and where we will derive returns from income due to leasing and capital appreciation of real estate interests.

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

PART I	FORM 10-K | 29

We take an opportunistic approach to both sources and uses of capital in our business and our allocation of capital in connection with our business may be driven by the chance to achieve favorable returns on using debt financings in order to fund our capital investments. We may elect to incur additional debt to fund future capital investments including our share repurchase programs. We can provide no assurances of the exact financial and operational impact of previous or future investments in our share repurchase programs on our business and results of operation and the resulting incurrence of debt may have an impact on our future liquidity position and capital available for other aspects of our business. Although our share repurchase programs are intended to enhance long-term shareholder value, depending on the exact financial and operational impact of these investments on our business, as well as variability in the prices of our common stock and other instruments linked to the price of our common stock, there can be no assurance that share repurchases will have the benefits that we expect.

When we have purchased shares in the market as part of our share repurchase programs, we have generally undertaken such transactions out of a belief that the shares represent a good investment and that the market price for the shares may be undervalued. There can be no assurance that these decisions will prove to be correct as valuation of common stock is subject to a range of factors and is subject to inherent degrees of uncertainty. Over time it may turn out that the value of our common stock will be substantially higher or lower than some of the prices that we pay to undertake repurchase transactions. For example, the market price of our common stock may subsequently decline below the levels at which repurchases were made or it may appreciate to prices substantially above the amounts we pay for the buyback. If we access capital through sales of our common stock or other securities linked to the price of our common stock, our investors may experience dilution from such capital transactions as has occurred with respect to the sale of our prior convertible notes offerings and there can be no assurance that such financing will be incurred at prices that are higher for shares of our common stock than the prices at which we engaged in share repurchases.

Pursuit of investments in connection with our share repurchase programs may expose us to other risks in connection with our business including legal and financial constraints, risks related to capital allocation, the level of indebtedness that we carry, increases costs for borrowing, risks related to legal claims and litigation and increased dependency on capital markets and sources of financing to fund the requirements of our business including the costs of any share repurchases. To the extent that we incur indebtedness in connection with our business in connection with or as a result of our share repurchases, the requirements of such debt may include terms and conditions that could have an adverse effect upon our business including as a result of restrictive financial or operational covenants, burdensome rates of interest, cross defaults and other terms that may reduce our operational or financial flexibility or cause us to incur substantial costs including restructuring or refinancing such indebtedness.

In addition, while we anticipate that we should be able to repay our debt maturities as they come due, there can be no assurance that we will have sufficient financial resources at the maturity of any specific indebtedness, whether upon its state maturity or otherwise. In particular, we may need to incur additional debt or refinance existing debt in order to achieve repayment of existing debt.

If the Company is not able to arrange financing to repay its debt obligations, or to extend the maturities of existing debt or otherwise refinance the Company’s obligations as needed, we may experience a material adverse effect on our business and operations. For example, in certain circumstances, we may be required to repay the two series of convertible senior notes that we issued in fiscal 2018 and fiscal 2019 with cash payments. See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Senior Notes. At the time the notes become due, and prior to maturity to the extent holders exercise their conversion right, the trading price of our common stock may be such that we may find it necessary to settle the notes in cash. There can be no assurance that we will be able to pay the amount of cash due if holders surrender their notes for conversion. In addition, agreements governing any debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the notes or to pay cash upon the conversion of the notes may be limited by law or regulatory authority. In addition, if we fail to purchase the notes, to pay special interest, if any, due on the notes, or to pay the amount of cash due upon conversion, we will be in default under the respective indentures governing the notes, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the notes or to pay the amount of cash due upon conversion.

The need to service and repay our convertible senior notes or other debt obligations could cause us to incur additional borrowings or issue additional debt to investors and lenders. We may also experience cash flow shortfalls in the future, we may need to refinance or restructure our debt, and we may otherwise require additional external funding, or we may need to raise funds to take advantage of unanticipated opportunities, to make acquisitions of other businesses or companies or to respond to changing business conditions or unanticipated competitive pressures.

30 | FORM 10-K	PART I

During fiscal 2017, we increased the aggregate level of our indebtedness through various forms of debt financing and our net debt to trailing twelve months adjusted EBITDA reached a level in excess of 5X during this time period. Our business has performed very well since that time and we have increased earnings, generated substantial cash flow, paid down debt and reduced this leverage ratio to a level of 0.7X at the end of fiscal 2020. At the same time, we may elect to incur additional debt and increase the level of indebtedness in our leverage ratio in the future. Any increase in debt and the level of indebtedness in our leverage ratio could expose us to greater risks in the event of a financial or operational downturn or other events including unanticipated adverse developments that affect our financial performance or the ability to access financial markets. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital. Our ability to raise funds will depend in part on the capital markets and our financial condition at such time and we cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may not be able to meet our payment obligations under our convertible senior notes and other debt obligations. We may also be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

Our business is dependent on certain key personnel; if we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

The success of our business depends upon our ability to retain continued service of certain key personnel, particularly our Chairman and Chief Executive Officer, Gary Friedman, and to attract and retain additional qualified key personnel in the future. We face risks related to loss of any key personnel and we also face risks related to any changes that may occur in key senior leadership positions. Any disruption in the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. These changes could also increase the volatility of our stock price.

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

Competition for qualified employees and personnel in the retail industry is intense, particularly in the San Francisco Bay Area where our headquarters are located, and we may be unable to retain personnel that are important to our business or hire additional qualified personnel. The process of identifying personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified senior leadership, marketing and sales personnel, and store managers, and upon the continued contributions of these people. In addition, our complex operations require the services of qualified and experienced senior leadership personnel, with expertise in the areas including information technology and supply chain management. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, we are pursuing a dynamic business model which is subject to a number of new business initiatives as we seek to optimize our business and financial performance. As a result of the ongoing evolution of our business, we frequently implement changes to our organizational design in order to more closely align our senior leadership structure with the needs of the business. In connection with such changes to our senior leadership structure, we also implement changes in personnel and reductions in force as a result of which we may incur severance costs and other reorganization charges and expenses. Changes in our organizational structure may also have an impact on retention of personnel.

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

PART I	FORM 10-K | 31

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

We depend largely upon our information technology systems in the conduct of all aspects of our operations, many of which we have only adopted and implemented within the past several years or are in the midst of implementing. These systems can be complex to develop, maintain, upgrade and protect against emerging threats, and we may fail to adequately hire or retain adequate personnel to manage our information systems, we may fail to accurately gauge the level of financial and managerial resources to invest in our information systems, or we may fail to realize the anticipated benefits of resources invested in our information systems particularly as our business changes as a result of the many initiatives that we are pursuing. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. In addition, damage or interruption can also occur as a result of non-technical issues, including vandalism, catastrophic events, and human error. Damage or interruption to our information systems may require a significant investment to fix or replace the affected system, and we may suffer interruptions in our operations in the interim. Third parties that we share data with also face risks relating to cybersecurity and we do not directly control any of such parties’ information security or privacy operations. Any material interruptions or failures in our systems or the products or systems of our third party vendors or other third parties that we share data with may have a material adverse effect on our business or results of operations.

Over the last several years, there has been a substantial increase in the scope of cybersecurity attacks reported in the U.S. During this time, we have experienced numerous cybersecurity attacks and have had to expend increasing amounts of human and financial capital to address this issue. We expect that these cybersecurity attacks will continue and that the scope of sophistication of these efforts may increase in future periods. While we aim to remediate known vulnerabilities on a timely basis, and to adopt countermeasures to address risks, we do not expect that our efforts will eliminate these risks or result in 100% success in thwarting attacks. Any failure to address vulnerabilities in a timely and comprehensive matter, including shortcomings in our efforts to timely replace and upgrade network equipment, servers, or other technology assets, could result in a successful breach of our systems. There can be no assurance that our efforts to ensure the integrity of our information technology systems will be fully successful. We may not be able to anticipate, detect or implement adequate preventive measures against all cyber threats because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target.

Our operations are also dependent on the information technology systems and cybersecurity measures of our third party vendors. Attempted cyber intrusions into our information systems through compromised vendor networks or products, if successful, could compromise our information systems. In addition, our information systems can face risks to the extent we acquire new businesses but are not able to quickly or comprehensively integrate such acquired businesses into our policies and procedures for addressing cybersecurity risks or identify and address weaknesses in such acquired entity’s information systems, which risks may be compounded to the extent the information systems of an acquired entity are integrated with ours, thus providing access to a broader set of sensitive customer information through a compromised network at the acquired entity level. If a computer hacker or other third party is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any successful breaches or attempted intrusions could result in increased information systems costs and potential reputational damage, which could materially adversely affect our business and results of operations.

Additionally, in order for our business to function successfully, we and other market participants must be able to handle and transmit confidential and personal information securely, including in customer orders placed through our website. That information includes data about our customers, including personally identifiable information and credit card information, as well as sensitive information about our vendors and workforce, including social security numbers and bank account information. If our systems are damaged, interrupted or subject to unauthorized access, information about our customers, vendors or workforce could be stolen or misused. Any security breach could expose us to risks of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business. We may be subject to one or more claims or lawsuits related to the intentional or unintentional release of confidential or personal information, including personally identifiable information about our customers, vendors or workforce. In addition to the possibility of fines, lawsuits and other claims, we could be required to expend significant resources to change our business practices or modify our service offerings in connection with the protection of personally identifiable information, which could have a material adverse effect on our business. Any breach could also cause consumers to lose confidence in the security of our website and information technology systems and choose not to purchase from us.

32 | FORM 10-K	PART I

We are also subject to payment card association rules and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to payment card industry data security standards, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. In addition, if our internal systems are breached or compromised, we may be liable for card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our members, and our business and operating results could be adversely affected.

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

We face product liability risks and certain of our products may be subject to recalls or other actions by regulatory authorities, and any such recalls or similar actions could have a material adverse effect on our business and reputation.

We face product liability, product safety and product compliance risks relating to the design, manufacturing, raw material sourcing, testing, contents, importation, sale, use and performance of some of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Some of our products must comply with certain federal and state laws and regulations. For example, some of our products are subject to the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008 (the “CPSIA”) and the Federal Hazardous Substances Act, which empower the Consumer Product Safety Commission (the “CPSC”) to establish product bans, substance bans, substance limits, performance requirements, test methods and other compliance verification processes. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty. The CPSC is particularly active in regulation and enforcement activities related to the kinds of children’s products sold in our RH Baby & Child division. Certain of the products we sell are subject to the Lacey Act, prohibiting the importation and sale of products containing illegally harvested wood, among other things. Likewise, many of our products are subject to the regulations of the California Air Resources Board (the “CARB”) and the Environmental Protection Agency regarding formaldehyde emissions from composite wood products (e.g., plywood and medium density fiberboard).

If we experience negative publicity, regardless of any factual basis, customer complaints or litigation alleging illness or injury, related to our products, or if there are allegations of failure to comply with applicable regulations, our brand reputation would be harmed.

PART I	FORM 10-K | 33

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nevertheless, our products have in the past (including during fiscal 2020) been, and may in the future be, subject to recall for product safety and compliance reasons. Our efforts to address the sources of these product recalls, including those due to products sourced from our vendors, may not be successful and we may continue to face additional product recalls. Concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims. To the extent future product recalls create a negative public perception of our business, we could face reputational harm or could be subject to elevated levels of legal claims. There can be no assurance that we will have the benefit of adequate insurance or payments from third parties including our product vendors in order to address losses and expenses that we may incur in connection with product recalls. Not all of the costs and expenses that we have previously incurred in connection with product recalls have been covered by insurance or reimbursement from third parties including our product vendors. We and our product vendors may be unable to obtain such insurance or the insurance may be prohibitively expensive and any coverage that is available may be inadequate to cover costs we incur in connection with product recalls.

Federal, state, provincial and local legislators and regulators in the U.S., Canada and the U.K., where our products are sold, continue to adopt new product laws and regulations. These new laws and regulations have increased or likely will significantly increase the regulatory requirements governing the manufacture and sale of certain of our products as well as the potential penalties for noncompliance with applicable regulations. In addition, product recalls, removal of products, product compliance enforcement actions and defending product liability claims can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, any of which could have a material adverse effect on our business and results of operations.

We are involved in legal and regulatory proceedings from time to time that may affect our Company and/or our senior leadership including litigation, claims, investigations and regulatory and other proceedings, which could distract senior leadership from our business activities and result in significant liability.

From time to time, we and/or members of our senior leadership team are involved in legal and regulatory proceedings including litigation, claims, investigations and regulatory and other proceedings related to a range of matters in connection with the conduct of our business, including (i) privacy and data security, (ii) our labor and employment practices  including laws related to discrimination, wages and benefits, ERISA and disability claims, (iii) intellectual property issues with respect to copyright, trademarks, patents and trade dress, (iv) trade and business practices including unfair competition and unfair business practices, (v) consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers, (vi) product safety and compliance including products liability, product recalls personal injury, (vii) advertising and promotion of products and services, (viii) compliance with securities laws including class actions related to allegations of securities fraud, (ix) taxation, (x) contractual disputes, and (xi) health and safety regulations.

Claims and legal proceedings may involve arbitration, mediation, private litigation, class action matters, derivative claims, investigations and enforcement matters. We are subject to regulatory oversight and legal enforcement by a range of government and self-regulatory organizations including federal, state and local governmental bodies both within the U.S. and in other jurisdictions where we operate such as, among others, the Equal Employment Opportunity Commission, the CPSC, the Federal Trade Commission, the Department of Labor, the SEC, FINRA, the NYSE, the Department of Justice and numerous state and local governmental authorities including state attorney generals and state agencies. Litigation against us, depending on the outcome of such claims, could lead to further claims and proceedings including on new and otherwise unrelated matters, for example by attracting the attention of plaintiff’s firms or of regulators.

We have recently faced certain securities litigations, including securities class action cases that were consolidated by the court (the “Class Action Case”) and certain related legal proceedings (collectively, the “Derivative Case”). We are also currently responding to several governmental investigations regarding trading in our securities. We have settled the Class Action Case, and the court granted final approval of the Class Action Case settlement on October 25, 2019 and entered a final judgment dismissing the action, and such settlement has been funded entirely by our insurance carriers. On March 24, 2020, we reached an agreement in principle to settle the Derivative Case and subsequently entered into a stipulation of settlement that was preliminarily approved by the Court on August 3, 2020. The settlement involved certain non-monetary terms as well as payment of the plaintiffs’ attorneys’ legal fees, which payment was funded entirely by our insurance carriers. On October 6, 2020, the Court held a final settlement hearing. On December 18, 2020, the court granted final approval of the settlement and entered a final judgment dismissing the action.

34 | FORM 10-K	PART I

Legal proceedings often involve complex factual and legal issues, which are subject to risks and uncertainties and which could require significant leadership time that could otherwise be focused on our operations. Furthermore, legal proceedings where the related claims involve members of our leadership team could distract our senior leadership from the operation of our business, damage the reputation of our leadership team and otherwise materially adversely affect our operations and leadership morale. Litigation and other claims and regulatory proceedings against members of our senior leadership team or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation. We maintain insurance for legal proceedings but there can be no assurance that such insurance will be available for the payment of all or any portion of the costs associated with any particular investigation, legal proceedings or other claims against us, or that coverage under any such insurance will be adequate to fund the full cost of any such legal proceedings including the costs of investigation, defense and resolution of any such legal proceedings.

Intellectual property claims by third parties or our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

Third parties have in the past asserted, and may in the future assert, intellectual property claims against us, particularly as we expand our business to include new products and product categories and move into other geographic markets. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert senior leadership resources. Successful infringement claims against us could result in significant monetary liability and prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties or cease using those rights altogether, which could have a material adverse impact on our business, financial condition or results of operations.

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

Compliance with laws, including laws relating to our business activities outside of the U.S., may be costly, and changes in laws could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, e-commerce, privacy, health and safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers, food and beverage providers or otherwise govern our business. In addition, to the extent we expand our operations as a result of engaging in new business initiatives or product lines, pursuing our multi-tier real estate strategy or expanding into new international markets, we may become subject to new regulations and regulatory regimes. We may need to continually reassess our compliance procedures, personnel levels and regulatory framework in order to keep pace with the numerous business initiatives that we are pursuing, and there can be no assurance that we will be successful in doing so. If the regulations applicable to our business operations were to change or were violated by us or our vendors or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and harm our business and results of operations. In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. In addition, as a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. Changes to U.S. health care laws, or potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations, could result in increased direct compliance costs for us (or may cause our vendors to raise the prices they charge us in order to maintain profitable operations because of increased compliance costs), increased transportation costs or reduced availability of raw materials.

PART I	FORM 10-K | 35

In fiscal 2020, we sourced 85% of our products from outside the United States based on the dollar volume of purchases. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, or limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. The U.S. Foreign Corrupt Practices Act, and other similar laws and regulations, generally prohibit companies and their intermediaries from making improper payments to foreign governmental officials for the purpose of obtaining or retaining business. While our policies mandate compliance with applicable laws and regulations, including anti-bribery laws and other anti-corruption laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

We are subject to income taxes in the U.S. and certain foreign jurisdictions. We record income tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, timing of the utilization of net operating loss carryforwards, changes in the valuation allowance for deferred taxes or by changes to existing accounting rules or regulations.

36 | FORM 10-K	PART I

Changes to accounting rules or regulations may adversely affect our results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. It is difficult to predict the impact of future changes to accounting principles or current accounting practice and the exact impact of such changes may not be what we anticipate. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, we adopted Accounting Standards Update 2014-09—Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2018, the adoption of which materially impacted the timing of recognizing advertising expense related to direct response advertising, including costs associated with our Source Books. In addition, we adopted Accounting Standards Update 2016-02—Leases (Topic 842) in the first quarter of fiscal 2019, the adoption of which materially impacted our financial statements including (i) our consolidated balance sheets due to the initial recognition of right of use assets and lease liabilities for our operating and finance lease arrangements, (ii) our consolidated statements of income, specifically cost of goods sold and interest expense—net, primarily due to the change from the build-to-suit lease transactions under the previous accounting guidance to the new finance lease classification treatment, and (iii) our cash flows due to amortization and interest expense for our operating and finance lease arrangements and classification of landlord assets under construction. For information regarding recently issued accounting pronouncements, refer to “Recently Issued Accounting Standards” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in completing or realizing the expected benefits of such acquisitions.

As part of exploring growth opportunities, we may from time to time seek to acquire value-creating, add-on businesses that we believe will broaden our existing position and market reach and have completed several different acquisitions in recent years. For example, in fiscal 2016, we acquired a controlling interest in Waterworks. In the fourth quarters of fiscal 2018 and fiscal 2017, we recorded goodwill impairment charges of $17.4 million and $33.7 million, respectively, with respect to Waterworks due to indicators identified in the fourth quarters of fiscal 2018 and fiscal 2017 that there could be an impairment of the Waterworks reporting unit. In addition, in the first quarter of fiscal 2020 and fourth quarter of fiscal 2018, we recorded tradename impairment charges of $20.5 million and $14.6 million, respectively, with respect to Waterworks due to indicators identified in the first quarter of fiscal 2020 and fourth quarter of fiscal 2018 that there could be an impairment of the Waterworks reporting unit. Refer to Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K. There can be no assurance that the Waterworks business will meet its future operating or financial objectives and if its results do not improve we may recognize additional charges related to this business and our financial results of operation may be adversely affected.

Furthermore, there can be no assurance that in the future we will be able to find suitable businesses to purchase if we choose to acquire additional businesses, that we will be able to acquire such businesses on acceptable terms, that we will be successful in realizing the benefits of any acquisition we pursue or that any of the businesses which we acquire will meet our objectives. If we are unsuccessful in any such acquisition efforts, then our ability to continue to grow at rates we anticipate could be adversely affected.

In addition, we face the risk that an acquired business may not be successful on the RH platform and may underperform relative to expectations. We may be unable to achieve synergies originally anticipated, we may be exposed to unexpected liabilities or we may be unable to sufficiently integrate completed acquisitions into our current business model and platform. The success of any completed acquisition will depend on our ability to effectively manage the business after the acquisition. The process of maintaining the right incentives for senior leadership of acquired businesses and integrating the acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Our failure to incorporate acquired businesses into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. Further, if we fail to allocate our capital appropriately, in respect of either our acquisitions or organic growth in our operations, we could be overexposed in certain markets and geographies and unable to expand into adjacent products or markets.

PART I	FORM 10-K | 37

Any efforts that we undertake to improve the operations of an acquired business or to improve the integration of such business with our larger business operations may not be successful and may create additional operational challenges, in particular at a time when we are also engaged in numerous initiatives with regard to both our existing businesses and operations as well as to launching new business initiatives. To the extent we are unsuccessful in such efforts, and an acquired business does not perform in line with our expectations or does not contribute to the overall performance of our business, our gross margins, results of operations and business could be materially adversely affected.

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

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We have in the past periodically experienced deficiencies in our internal controls that have been identified during the audit process or at other times. If we identify in the future one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Therefore, even if our senior leadership team concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed. Material weaknesses and significant deficiencies may be identified during the audit process or at other times.

Our reporting obligations as a public company place a significant strain on our senior leadership team and our operational and financial resources and systems and will continue to do so for the foreseeable future. In addition, we have experienced changes in personnel who are involved in our financial reporting. Although we believe that we have invested adequate resources in developing and maintaining the procedures, personnel and systems necessary to support our reporting obligations, there can be no assurance that these efforts have been or will be successful. Changes in personnel, systems or procedures, as well as other events might have an adverse impact on our internal controls. Deficiencies in our internal controls or other challenges in the financial reporting aspects of our business may have an adverse impact on our ability to provide financial statements in accordance with generally accepted accounting procedures and may give rise to errors in our financial statement. There can be no assurance that our internal controls and financial reporting infrastructure and personnel have in the past complied, or will continue in the future to comply, with our financial reporting obligations. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our financial statements, harm our business, and negatively impact the trading price of our common stock.

38 | FORM 10-K	PART I

Our operations are subject to risks of natural or man-made disasters, acts of war, terrorism or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural or man-made disasters or other similar events, including floods, hurricanes, earthquakes, widespread illness, fires, loss of power, interruption of other utilities, industrial accidents, social unrest and riots. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of disasters, including fires and earthquakes that could disrupt our operations and affect our results of operations, and there is evidence that extreme weather, extended drought and shifting climate patterns have intensified the frequency and severity of wildfires in California. Many of our vendors are also located in areas that may be affected by such events. Moreover, geopolitical or public safety conditions which affect consumer behavior and spending may impact our business. Terrorist attacks or other hostilities, or threats thereof, in the U.S. or in other countries around the world, as well as future events occurring in response to or in connection with them, could again result in reduced levels of consumer spending. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

If in the future we encounter difficulties associated with any of our facilities, such as the disruptions we experienced related to the COVID-19 pandemic, or if any of our facilities were to shut down for any reason, including as a result of a natural disaster, we could face shortages of inventory resulting in backorders, significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers and the inability to process orders in a timely manner or ship goods to our customers. Further, any significant interruption in the operation of our customer service centers could also reduce our ability to receive and process orders and provide products and services to our stores and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our common stock price may be volatile or may decline regardless of our operating performance.

The market price for our common stock has experienced extreme volatility. As a retailer, our results are significantly affected by factors outside our control, particularly consumer spending and consumer confidence, which can significantly affect our stock price. In addition, the market price of our common stock may fluctuate significantly in response to a number of other factors, including those described elsewhere in this “Risk Factors” section, as well as the following:

macroeconomic conditions resulting from the COVID-19 pandemic;

quarterly variations in our results of operations compared to market expectations;

changes in preferences of our customers;

announcements of new products or significant price reductions by us or our competitors;

size of our public float;

stock price performance of our competitors;

fluctuations in stock market prices and volumes;

default on our indebtedness;

actions by competitors or other shopping center tenants;

changes in senior leadership or key personnel;

changes in financial estimates by securities analysts or failure to meet their expectations;

actual or anticipated negative earnings or other announcements by us or other retail companies;

downgrades in our credit ratings or the credit ratings of our competitors;

natural or man-made disasters or other similar events;

issuances or expected issuances of capital stock; and

global economic, legal and regulatory changes unrelated to our performance.

PART I	FORM 10-K | 39

In the future, we may issue our securities in connection with financings or acquisitions. The amount of shares of our common stock issued in connection with financings or acquisitions could result in dilution to our shares of common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could adversely affect the price of our common stock and could affect our share price and impair our ability to use common stock or other instruments linked to our common stock as a means of obtaining future financing.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many retail companies. Stockholders can institute securities class action litigation following periods of market volatility. We have been subject to such class action securities litigation and may experience further claims of this kind. Any such securities litigation can result in substantial costs and expenses and the attention of our senior leadership could be diverted from our business.

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

We have never declared or paid any cash dividends on shares of our common stock and do not anticipate that we will pay any such cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

40 | FORM 10-K	PART I

Expectations of our company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, customers and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. We expect that an increased focus on ESG considerations will affect some aspects of our operations. There are a number of constituencies that are involved in a range of ESG issues including investors, special interest groups, public and consumer interest groups and third party service providers. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make substantial investments in matters related to ESG which could require significant investment and impact our results of operations. Any failure in our decision-making or related investments in this regard could affect consumer perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

We expect that our common stock may experience increased trading volatility in connection with our Convertible Notes Financings.

In September 2019, we issued $350 million of 0.00% convertible senior notes due 2024 (the “2024 Notes”). In June 2018, we issued $300 million of 0.00% convertible senior notes due 2023 and, on June 26, 2018, we issued an additional $35 million pursuant to the exercise of an overallotment option granted to the initial purchasers as part of the June 2018 offering (the “2023 Notes” and, together with the 2024 Notes, the “Notes”). In connection with each offering of the Notes, we entered into convertible note hedge transactions with certain counterparties (the “Bond Hedge”) and warrant transactions (the “Warrants” and together with the Notes and the Bond Hedge, the “Convertible Notes Financings”) with the same counterparties (the “hedge counterparties”).

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

PART I	FORM 10-K | 41

It is not possible to predict the effect that these hedging or arbitrage strategies adopted by holders of the Notes or counterparties to the Bond Hedge and Warrants will have on the market price of our common stock. For example, the SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any changes in government regulations or other factors that affect the manner in which third parties can engage in hedging strategies, including entering into short sales or swaps on our common stock, could adversely affect the trading prices and the liquidity of the Notes and/or our common stock.

Taken together, the Bond Hedge and Warrants are intended, but not guaranteed, to offset any actual earnings dilution that could occur upon delivery of shares of common stock to satisfy to our conversion obligation under the Notes until our stock price exceeds the strike price of the Warrants. For the 2024 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $338.24 per share, the strike price of the 2024 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2024 Notes. For the 2023 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $309.84 per share, the strike price of the 2023 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2023 Notes. To the extent that the share price for our common stock continues to trade above the applicable exercise price of each series of Warrants related to each series of Notes, these instruments will have a dilutive effect with respect to our common stock.

We do not make any representation or prediction as to the future direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the counterparties to those transactions will engage in these transactions or activities or that these transactions and activities, once commenced, will not be discontinued without notice; the counterparties or their affiliates may choose to engage in, or discontinue engaging in, any of these transactions or activities with or without notice at any time, and their decisions will be in their sole discretion and not within our control.

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including in connection with the conversion of the Notes, and thereby materially and adversely affect the market price of our common stock and the trading prices of the Notes.

We are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock during the life of each of the Notes. If we issue additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock and, in turn, the trading prices of the Notes. In addition, the conversion of some or all of the Notes may dilute the ownership interests of existing holders of our common stock, and any sales in the public market of any shares of our common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock. For example, we issued a substantial number of shares of common stock in settlement of the Warrants related to the $300 million of 0.00% convertible senior notes that were issued in June and July 2015.

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

42 | FORM 10-K	PART I

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Leased Properties

As of January 30, 2021, we have approximately 1,825,000 leased gross square feet for 24 Design Galleries, 38 legacy Galleries, 2 RH Modern Galleries, 4 RH Baby & Child Galleries and 14 Waterworks Showrooms. We have approximately 1,196,000 leased gross square feet for 38 outlet stores as of January 30, 2021.

The following table summarizes the location and size of our leased fulfillment centers, home delivery center locations and corporate facilities occupied as of January 30, 2021:

LEASED SQUARE FOOTAGE
LOCATION	(Approximate)
RH Furniture Fulfillment Centers
Patterson, California	1,501,000
Baltimore (North East), Maryland	1,195,000
RH Small Parcel Fulfillment Center
West Jefferson, Ohio (1)	1,224,000
Home Delivery Center Locations (2)	1,329,000
Waterworks Fulfillment Center
Brookfield, Connecticut	160,000
Corporate Facilities
Corte Madera, California (1) (3)	257,000
Pinole, California (4)	200,000
Danbury, Connecticut (5)	26,000
Other	186,000
(1)	Customer service center and home delivery operations are also performed at this location.
(2)	Includes total approximate leased square footage for 15 separate home delivery center locations.
(3)	Location of RH Headquarters. Includes approximately 8,000 square feet of warehouse space.
(4)	Represents warehouse space.
(5)	Location of Waterworks Headquarters.

We have signed a lease for a third furniture fulfillment center in the Los Angeles market, which is expected to be operational in the spring of 2021. This facility has approximately 1,000,000 leased square feet.

We believe that our current offices and facilities are in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future.

For additional information regarding leases, refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 11—Leases in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

PART I	FORM 10-K | 43

Owned Property

We own three properties for current and future retail locations, including an approximate 5,400 square foot building that is the location of our Gallery in San Francisco’s Design District, an approximate 54,100 square foot building in England for a future Design Gallery, and an approximate 22,100 square foot building in Morris Township, New Jersey for a future Design Gallery. The owned properties are part of our RH Segment.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we and/or members of our senior leadership team are involved in litigation, claims, investigations and other proceedings relating to the conduct of our business, including purported class action litigation, as well as securities class action litigation. Such legal proceedings may include claims related to our employment practices, wage and hour claims, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant senior leadership time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

For additional information regarding legal proceedings including certain securities litigation, refer to Note 20—Commitments and Contingencies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

44 | FORM 10-K	PART I

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades under the symbol “RH” on the NYSE.

The number of stockholders of record of our common stock as of January 30, 2021 was 16. This number excludes stockholders whose stock is held in nominee or street name by brokers.

No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

PART II	FORM 10-K | 45

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of RH under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph and table compare the cumulative total stockholder return for our common stock during the five-year period ended January 30, 2021 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on January 29, 2016 in the common stock of RH, the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

850
800
750
700
650
600
550
500
450
400
350
300
250
200
150
100
50
0
January 29, 2016
January 27, 2017
February 2, 2018
February 1, 2019
January 31, 2020
January 29, 2021
RH
NYSE Composite Index
S&P Retailing Select Index

	1/29/2016	01/27/2017	02/02/2018	02/01/2019	01/31/2020	01/29/2021
RH	100.00	42.34	149.37	216.88	338.77	771.44
NYSE Composite Index	100.00	117.13	135.84	128.00	141.33	149.46
S&P Retailing Select Index	100.00	104.10	110.90	106.84	104.70	214.25

46 | FORM 10-K	PART II

Repurchases of Common Stock

During the three months ended January 30, 2021, we repurchased the following shares of our common stock:

			APPROXIMATE DOLLAR
		AVERAGE	VALUE OF SHARES THAT
		PURCHASE	MAY YET BE
	NUMBER OF	PRICE PER	PURCHASED UNDER THE
	SHARES (1)	SHARE	PLANS OR PROGRAMS (2)
			(in millions)
November 1, 2020 to November 28, 2020	—	$—	$450
November 29, 2020 to January 2, 2021	2,094	$439.50	$450
January 3, 2021 to January 30, 2021	—	$—	$450
Total	2,094
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019. There were no shares repurchased under this plan during the three months ended January 30, 2021.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following tables present RH’s consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated financial data as of January 30, 2021 and February 1, 2020 and for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019 were derived from consolidated financial statements included in Item 8—Financial Statements and Supplementary Data. The selected consolidated financial data as of February 2, 2019 and as of and for the periods ended February 3, 2018 and January 28, 2017 were derived from consolidated financial statements for such years not included herein.

The selected financial data as of and for the periods ended January 30, 2021, February 1, 2020, February 2, 2019 and February 3, 2018 reflect the modified retrospective application of the new lease accounting standard (Accounting Standards Update 2016-02—Leases). The selected consolidated financial data as of and for the period ended January 28, 2017 was not modified to reflect the impact of the new lease accounting standard.

The fiscal years ended January 30, 2021, February 1, 2020, February 2, 2019 and January 28, 2017 each consisted of 52 weeks. The fiscal year ended February 3, 2018 consisted of 53 weeks.

PART II	FORM 10-K | 47

The selected historical consolidated data presented below should be read in conjunction with Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the notes to our consolidated financial statements.

	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,	FEBRUARY 3,	JANUARY 28,
	2021	2020	2019	2018	2017 (1)

	(dollars in thousands, except per share amounts)
Consolidated Statements of Income (Loss):
Net revenues	$2,848,626	$2,647,437	$2,505,653	$2,440,174	$2,134,871
Cost of goods sold	1,523,095	1,552,426	1,520,076	1,600,876	1,455,084
Gross profit	1,325,531	1,095,011	985,577	839,298	679,787
Selling, general and administrative expenses	858,673	732,180	723,841	722,183	626,751
Income from operations	466,858	362,831	261,736	117,115	53,036
Other expenses
Interest expense—net	69,250	87,177	67,769	56,002	44,482
Goodwill and tradename impairment	20,459	—	32,086	33,700	—
(Gain) loss on extinguishment of debt—net	(152)	6,472	917	4,880	—
Total other expenses	89,557	93,649	100,772	94,582	44,482
Income before income taxes	377,301	269,182	160,964	22,533	8,554
Income tax expense	104,598	48,807	25,233	25,132	3,153
Income (loss) before equity method investments	272,703	220,375	135,731	(2,599)	5,401
Share of equity method investments losses	(888)	—	—	—	—
Net income (loss)	$271,815	$220,375	$135,731	$(2,599)	$5,401
Weighted-average shares used in computing basic net income (loss) per share	19,668,976	19,082,303	21,613,678	27,053,616	40,691,483
Basic net income (loss) per share	$13.82	$11.55	$6.28	$(0.10)	$0.13
Weighted-average shares used in computing diluted net income (loss) per share	27,302,268	24,299,034	26,533,225	27,053,616	40,926,840
Diluted net income (loss) per share	$9.96	$9.07	$5.12	$(0.10)	$0.13
Other Financial and Operating Data:
Adjusted net income (2)	$462,904	$276,297	$204,318	$103,822	$51,789
Adjusted EBITDA (3)	$745,648	$495,418	$400,067	$269,509	$186,225
Capital expenditures	$111,126	$93,623	$79,992	$68,393	$170,031
Landlord assets under construction—net of tenant allowances	69,508	64,300	59,001	81,065	—
Adjusted capital expenditures (4)	$180,634	$157,923	$138,993	$149,458	$170,031

48 | FORM 10-K	PART II

	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,	FEBRUARY 3,	JANUARY 28,
	2021	2020	2019	2018 (1)	2017 (1)

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$100,446	$47,658	$5,803	$17,907	$87,023
Short-term and long-term investments (5)	—	—	—	—	175,889
Working capital (deficit) (6)	(97,199)	(20,419)	56,062	55,867	722,355
Total assets	2,898,313	2,445,694	2,423,018	2,234,260	2,192,520
Financing obligations under build-to-suit lease transactions	—	—	—	—	203,015
Convertible senior notes due 2019—net (7)	—	—	344,146	329,012	314,543
Convertible senior notes due 2020—net (7)	—	291,110	272,919	255,865	239,876
Convertible senior notes due 2023—net (7)	287,936	270,271	253,689	—	—
Convertible senior notes due 2024—net (7)	284,182	268,366	—	—	—
Asset based credit facility	—	—	57,500	199,970	—
Term loan	—	—	—	80,000	—
Equipment promissory notes	37,532	53,372	—	18,497	—
Promissory notes	—	53,000	—	13,183	—
Notes payable for share repurchases	755	18,741	19,633	19,390	19,390
Total debt (including current portion) (8)	610,405	954,860	947,887	915,917	581,318
Total stockholders’ equity (deficit)	447,026	18,651	(38,690)	(8,155)	919,869
(1)	Fiscal period was not modified to reflect the impact of the new lease accounting standard.
(2)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because our senior leadership team believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter.

PART II	FORM 10-K | 49

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,	FEBRUARY 3,	JANUARY 28,
	2021	2020	2019	2018	2017

	(in thousands)
Net income (loss)	$271,815	$220,375	$135,731	$(2,599)	$5,401
Adjustments pre-tax:
Non-cash compensation (a)	117,084	—	—	23,872	3,672
Amortization of debt discount (b)	37,055	42,545	39,216	27,926	26,404
Goodwill and tradename impairment (c)	20,459	—	32,086	33,700	—
Asset impairments and lease losses (d)	12,851	21,899	7,218	4,417	12,743
(Gain) loss on sale leaseback transaction (e)	9,352	(1,196)	8,497	—	4,767
Recall accrual (f)	7,370	(3,988)	1,619	7,707	4,615
Reorganization related costs (g)	7,027	1,075	9,977	949	5,698
(Gain) loss on extinguishment of debt—net (h)	(152)	6,472	917	4,880	—
Legal settlements (i)	—	(1,193)	(5,289)	—	—
Gain on sale of building and land (j)	—	(333)	—	(2,119)	—
Distribution center closures (k)	—	—	3,046	7,230	—
Impact of inventory step-up (l)	—	—	380	2,527	6,835
Anti-dumping exposure (m)	—	—	—	(2,202)	—
Legal claim (n)	—	—	—	—	8,701
Acquisition related costs (o)	—	—	—	—	2,847
Subtotal adjusted items	211,046	65,281	97,667	108,887	76,282
Impact of income tax items (p)	(20,845)	(9,359)	(29,080)	(2,466)	(29,894)
Share of equity method investments losses (q)	888	—	—	—	—
Adjusted net income	$462,904	$276,297	$204,318	$103,822	$51,789
(a)	The adjustment in fiscal 2020 represents non-cash compensation charges related to an option grant made to Mr. Friedman in October 2020. The adjustment in fiscal 2017 represents a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in May 2017. The adjustment in fiscal 2016 represents a non-cash compensation charge related to the fully vested option grants made in connection with our acquisition of Waterworks.
(b)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $5.3 million, $3.7 million, $2.7 million, $2.5 million and $2.4 million during fiscal 2020, fiscal 2019, fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The 2019 Notes matured on June 15, 2019 and the 2020 Notes matured on July 15, 2020 and neither impacted amortization of debt discount post-maturity.
(c)	Represents goodwill and tradename impairment related to the Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

50 | FORM 10-K	PART II

(d)	The adjustments in fiscal 2020 include asset impairments of $6.6 million, acceleration of depreciation expense of $3.9 million due to a change in the estimated useful lives of certain assets and asset impairment of $2.4 million related to Outlet inventory resulting from retail closures in response to the COVID-19 pandemic. The adjustment in fiscal 2019 includes (i) asset impairments of $9.1 million, (ii) acceleration of depreciation expense of $6.2 million due to a change in the estimated useful lives of certain assets and a $0.5 million charge related to the termination of a service agreement associated with such assets, (iii) an RH Contemporary Art lease impairment of $4.6 million, resulting from an update to both the timing and the amount of future estimated lease related cash inflows, and (iv) other lease impairments of $1.5 million due to early exit of leased facilities. The adjustment in fiscal 2018 includes an RH Contemporary Art lease impairment of $3.4 million, acceleration of depreciation expense of $2.6 million due to a change in the estimated useful life of certain assets and a $1.2 million inventory impairment charge related to holiday merchandise. The adjustment in fiscal 2017 represents an RH Contemporary Art lease impairment. The adjustment in fiscal 2016 includes the initial impairment associated with RH Contemporary Art, which was integrated into the broader RH platform and was no longer operational as a separate division, which resulted in inventory impairment of $1.1 million and impairment of $10.6 million related to the lease, property and equipment disposals, and donations. Fiscal 2016 also includes a $1.0 million inventory impairment charge associated with RH Kitchen due to the alignment with the Waterworks Kitchen product line strategy.
(e)	The adjustment in fiscal 2020 represents the loss on a sale-leaseback transaction related to one of our previously owned Design Galleries. The adjustment in fiscal 2019 represents the gain on a real estate sale related to an asset previously classified as held for sale. The adjustment in fiscal 2018 represents the impairment recorded upon reclassification of an owned Design Gallery as held for sale. The adjustment in fiscal 2016 represents the impairment recorded upon reclassification of aircraft as asset held for sale.
(f)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims. The recall adjustments had the following effect on our income before taxes:

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,	FEBRUARY 3,	JANUARY 28,
	2021	2020	2019	2018	2017
(Increase) decrease to net revenues	$1,373	$(391)	$4,733	$3,207	$3,441
Increase (decrease) to cost of goods sold	4,554	(3,372)	(4,139)	4,315	535
(Increase) decrease to gross profit	5,927	(3,763)	594	7,522	3,976
Increase (decrease) to selling, general and administrative expenses	1,443	(225)	1,025	185	639
(Increase) decrease to income before income taxes	$7,370	$(3,988)	$1,619	$7,707	$4,615

Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims. The recall adjustments had the following effect on our income before taxes:

(g)	Represents severance costs and related payroll taxes associated with reorganizations. The fiscal 2017 and fiscal 2016 adjustments are partially offset by a reversal of stock-based compensation expense related to unvested equity awards.
(h)	The adjustment in fiscal 2020 represents a gain on extinguishment of debt upon the maturity and settlement of the 2020 Notes in July 2020. The adjustment in fiscal 2019 represents the loss on extinguishment of debt related to a second lien term loan which was repaid in full in September 2019 and the acceleration of debt issuance costs related to early repayment of the FILO term loan, partially offset by the gain on extinguishment of debt upon the maturity and settlement of the 2019 Notes in June 2019. The adjustment in fiscal 2018 represents the loss on extinguishment of debt related to the LILO term loan, the promissory note secured by our aircraft and the equipment security notes, all of which were repaid in full in June 2018. The adjustment in fiscal 2017 represents the loss on extinguishment of debt related to a second lien term loan which was repaid in full in October 2017.
(i)	Represents legal settlements, net of related legal expenses.
(j)	Represents the gain on the sale of building and land of one of our previously owned retail Galleries, and other land sales.
(k)	Represents disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs associated with distribution center closures.
(l)	Represents the non-cash amortization of the inventory fair value adjustment recorded in connection with our acquisition of Waterworks.
(m)	Represents the release of the remaining reserve for potential claims regarding anti-dumping duties which we believe have lapsed. The reserve related to potential tariff obligations of one of our foreign suppliers following the U.S. Department of Commerce’s review on the anti-dumping duty order on wooden bedroom furniture from China for the period from January 1, 2011 through December 31, 2011.
(n)	Represents charges incurred or the estimated cumulative impact of coupons redeemed in connection with a legal claim alleging that the Company violated California’s Song-Beverly Credit Card Act of 1971 by requesting and recording ZIP codes from customers paying with credit cards.
(o)	Represents costs incurred in connection with our acquisition of Waterworks including professional fees.

PART II	FORM 10-K | 51

(p)	The adjustment in fiscal 2020 is based on an adjusted tax rate of 21.3%, which excludes the tax impact associated with the non-cash compensation charge related to an option grant made to Mr. Friedman in the third quarter of fiscal 2020, the Waterworks reporting unit tradename impairment recorded in the first quarter of fiscal 2020 and our share of equity method investments losses in the fourth quarter of fiscal 2020. The adjustment in fiscal 2019 is based on an adjusted tax rate of 17.4%, which is calculated using a 21% normalized tax rate for the first and second quarters and the effective tax rates of 13.7% and 14.9% for the third and fourth quarters, respectively. Fiscal 2018 and fiscal 2017 assume a normalized tax rate of 21%. Fiscal 2016 assumes a normalized tax rate of 39%.
(q)	Represents our proportionate share of the losses of our equity method investments. Refer to Note 8—Equity Method Investments in our consolidated financial statements within Part II of this Annual Report on Form 10-K.
(3)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense—net and income tax expense. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because our senior leadership team believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,	FEBRUARY 3,	JANUARY 28,
	2021	2020	2019	2018	2017
Net income (loss)	$271,815	$220,375	$135,731	$(2,599)	$5,401
Depreciation and amortization	100,040	100,739	91,372	83,176	56,995
Interest expense—net	69,250	87,177	67,769	56,002	44,482
Income tax expense	104,598	48,807	25,233	25,132	3,153
EBITDA	545,703	457,098	320,105	161,711	110,031
Non-cash compensation (a)	145,704	21,832	24,122	50,709	29,988
Goodwill and tradename impairment (b)	20,459	—	32,086	33,700	—
(Gain) loss on sale leaseback transaction (b)	9,352	(1,196)	8,497	—	4,767
Asset impairment and lease losses (b)	8,835	15,651	4,607	4,417	12,743
Recall accrual (b)	7,370	(3,988)	1,619	7,707	4,615
Reorganization related costs (b)	7,027	1,075	9,977	949	5,698
Share of equity method investments losses (b)	888	—	—	—	—
Capitalized cloud computing amortization (c)	462	—	—	—	—
(Gain) loss on extinguishment of debt—net (b)	(152)	6,472	917	4,880	—
Legal settlements (b)	—	(1,193)	(5,289)	—	—
Gain on sale of building and land (b)	—	(333)	—	(2,119)	—
Distribution center closures (b)	—	—	3,046	7,230	—
Impact of inventory step-up (b)	—	—	380	2,527	6,835
Anti-dumping exposure (b)	—	—	—	(2,202)	—
Legal claim (b)	—	—	—	—	8,701
Acquisition related costs (b)	—	—	—	—	2,847
Adjusted EBITDA	$745,648	$495,418	$400,067	$269,509	$186,225
(a)	Represents non-cash compensation related to equity awards granted to employees, including the non-cash compensation charges related to an option grant made to Mr. Friedman in October 2020 and May 2017, as well as a non-cash compensation charge related to the fully vested option grants made in connection with our acquisition of Waterworks in fiscal 2016.

52 | FORM 10-K	PART II

(b)	Refer to the reconciliation of net income (loss) to adjusted net income table above and the related footnotes for additional information.
(c)	Represents amortization associated with capitalized cloud computing costs.
(4)	We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.
(5)	As of the year ended fiscal 2016, $142.7 million of our investments were due within one year and $33.2 million of our investments were due within two years. We held no investments as of fiscal 2020, fiscal 2019, fiscal 2018 or fiscal 2017.
(6)	Working capital (deficit) is defined as current assets, less current liabilities, excluding the current portion of long-term debt.
(7)	Represents our obligations, net of debt discount, related to the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes. The aggregate principal amounts due under the 2023 Notes and 2024 Notes are $335 million and $350 million, respectively. The aggregate principal amount under the 2020 Notes that matured on July 15, 2020 was $300 million. The aggregate principal amount under the 2019 Notes that matured on June 15, 2019 was $350 million.
(8)	Total debt (including current portion) includes the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, net of debt discount, asset based credit facility, term loan, equipment promissory notes, promissory notes and notes payable for share repurchases. Fiscal 2016 total debt (including current portion) includes capital lease obligations and excludes financing obligations under build-to-suit lease transaction.

PART II	FORM 10-K | 53

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading luxury retailer in the home furnishings market. Our curated and fully-integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings. We offer dominant merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our websites, other digital initiatives and Source Books act as virtual extensions of our physical spaces. Our retail business is fully integrated across our multiple channels consisting of our retail locations, Source Books and websites. We have an integrated RH Hospitality experience in ten of our Design Gallery locations, which includes Restaurants and wine bars.

As of January 30, 2021, we operated the following number of Galleries, outlets and Showrooms:

COUNT
RH
Design Galleries	24
Legacy Galleries	38
Modern Galleries	2
Baby & Child and TEEN Galleries	4
Total Galleries	68
Outlets	38
Waterworks Showrooms	14

The COVID-19 outbreak in the first quarter of fiscal 2020 caused disruption to our business operations. In our initial response to the COVID-19 health crisis we undertook immediate adjustments to our business operations including temporarily closing all of our retail locations and Restaurants, curtailing expenses and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second through fourth fiscal quarters of fiscal 2020 as a result of both the reopening of most of our retail locations and also strong consumer demand for our products.

Local regulatory changes related to COVID-19 have continued to place operational restrictions on our Galleries and hospitality locations during the fourth quarter of fiscal 2020 and into the first quarter of 2021. While we have continued to serve our customers and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves or resurgences of COVID-19 outbreaks, including with regard to new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods. As of March 24, 2021 we had reopened all of our Galleries and Outlets, and nine out of ten of our Restaurants although many of our Restaurants were continuing to conduct business under occupancy limitations and other operational restrictions.

Although our business has strengthened during the period from the second quarter of fiscal 2020 and continuing into the first quarter of fiscal 2021, various constraints in our merchandise supply chain have resulted in some delays in our ability to convert business demand into revenues at normal historical rates. We anticipate that the business conditions related to COVID-19 will continue to adversely affect the capacity of our vendors and supply chain to meet our merchandise demand levels during fiscal 2021. We expect that our supply chain may catch up to demand in the second half of fiscal 2021, but business circumstances and operational conditions in numerous international locations where our vendors operate cannot be predicted with certainty. As an example, many other countries have not administered vaccines in response to COVID-19 with the same speed as the United States and a number of foreign countries have reestablished lockdowns and stay-at-home orders in response to increased COVID-19 cases during recent months. As a result, the pandemic may continue to adversely affect business operations in these jurisdictions which could in turn have a negative impact on our business and our ability to source products through these locations.

54 | FORM 10-K	PART II

Our overall customer demand in specific markets during fiscal 2020 has generally correlated favorably with our customers’ ability to access our Galleries and Outlets. Depending on the future course of the pandemic and further outbreaks, we may experience further restrictions on and closures of our physical operations with respect to Galleries, Outlets and Restaurants. Although we have experienced strong demand for our products during fiscal 2020, some of the demand may have been driven by stay-at-home restrictions that have been in place throughout many parts of the United States and Canada. The exact impact of changes to these stay-at-home restrictions cannot be predicted with certainty. For example, consumer spending on the home including home furnishings has been strong during the period in which the stay-at-home orders have been in place. The relaxation of the stay-at-home restrictions may trigger a shift in consumer spending patterns toward other categories such as travel and leisure activities and away from purchase of merchandise related to the home including home furnishings.

We are undertaking a large number of new business initiatives at the same time in order to support our future growth. We have multiple growth initiatives and innovations in our development pipeline, including expanded merchandise assortments and new collections, additional galleries and guesthouses, new concepts and businesses including through investment in joint ventures and acquisitions. The COVID-19 health crisis had a short-term impact on some of those efforts and initiatives such as the timing of some construction efforts with respect to opening new Gallery locations and optimizing our inventory. From the second quarter of fiscal 2020, we have resumed many investments and previously deferred expenditures, but we anticipate that our decisions regarding these matters will continue to evolve in response to changing business circumstances including further developments with respect to the pandemic. For example, real estate development counterparties with respect to some of our Gallery development projects have withdrawn from these projects as a result of capital or liquidity constraints due to COVID-19 related difficulties, and these and other similar factors may impact the timing or scope of some of our new Galleries. The ongoing global impact of COVID-19, including travel restrictions imposed by various countries, will continue to affect certain aspects of our planned international expansion and has been a major factor in our decision to delay the timing of our previous plans to open a number of our international locations. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, any negative developments could cause us to decide to curtail and/or further postpone business investments including those related to opening new Galleries in the U.S. as well as other initiatives including our international expansion.

For more information, refer to Item 1A—Risk Factors—The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate.

Key Value Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies and business initiatives:

Product Elevation. Our goal is to establish RH as the undisputed design and quality leader of the luxury home furnishings sector. We have multiple growth initiatives and innovations that will further elevate the design and quality of every product category as we climb the luxury mountain and continue to differentiate our products in the market, including the introduction of RH Couture Upholstery and RH Bespoke, over the next several years.

Assortment Expansion. We are expanding our assortment and introducing new concepts to increase market share and brand awareness. This will include the launch of RH Contemporary in 2021, a new collection that bridges the gap between RH Interiors and RH Modern, while elevating our brand and expanding our market, and RH Color in the next several years.

Gallery Transformation. Our product is elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market will unlock the value of our vast assortment, generating a revenue opportunity for our business of $5 to $6 billion in North America. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries that is sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate Hospitality into most of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe Hospitality has created a unique new retail experience that cannot be replicated online, and that the addition of Hospitality will help drive incremental sales of home furnishings in these Galleries.

Global Expansion. We believe that our luxury brand positioning and unique aesthetic has strong international appeal, and that pursuit of global expansion will provide RH access to a substantial long-term market opportunity to build a $20 to $25 billion global brand over time. As such, we are actively pursuing expanding the RH brand globally with the objective of launching international locations in Europe beginning in 2022. We have secured a number of locations in various markets in the United Kingdom and continental Europe in which we expect to introduce our first Galleries outside of the U.S. and Canada.

PART II	FORM 10-K | 55

Brand Elevation. Our vision is to move the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of products, places, services and spaces that elevate and establish the RH brand as a global thought leader, taste and place maker. Our ecosystem, with its immersive experiences, exposes existing and new customers to our evolving authority in design, architecture and hospitality while acting as a next-generation brand elevation and marketing strategy.

Digital Reimagination. We are reimagining our website into the World of RH, a digital portal presenting our products, places, services and spaces. This will enable existing and new customers to experience the immersive and multi-dimensional World of RH, inclusive of Our Products: Interiors, Modern, Contemporary, Color, Beach House, Ski House, Baby & Child, TEEN and Waterworks; Our Places: Galleries, Guesthouses, Restaurants and Residences; Our Services: Interior Design, Architecture and Landscape Architecture; and Our Spaces: Plane and Yacht Design and Charter.

Business Optimization. We continue to evolve our operating platform to elevate the customer experience and enhance decision-making. These efforts include initiatives such as (i) RH In-Your-Home, a reimagined home delivery experience that sets a new standard for “white glove” delivery and extends the Gallery into the customer’s home, (ii) the opening of a new LA-based distribution center, which will allow us to reduce delivery times by seven to ten days for both outdoor furniture and special order upholstery in most major markets, and (iii) an internal digital transformation that will leapfrog the way we work and drive significant productivity in the product development process, which will begin with the reimagination of the Center of Innovation and Product Leadership.

Factors Affecting Our Results of Operations

The disruption to our business operations from the COVID-19 pandemic has had a significant impact on the comparability of certain ratios and year-over-year trends for our operating results for fiscal 2020 as compared to fiscal 2019. The primary negative impact to our revenues from store closures occurred during the first half of fiscal 2020, but despite the reopening of most of our Galleries during the second and third fiscal quarters and a strong resurgence in customer demand for our products, we have continued to address a range of business circumstances related to COVID-19 including delays in inventory receipts and manufacturing as our supply chain recovers from the impact of the global health crisis. We have also changed the cadence of our expenses and investments as we have sought to address the impact of the pandemic on the business and delayed the opening of certain new Gallery locations due to issues related to COVID-19 including the extensive travel restrictions that have been in place in Europe. From the second quarter of fiscal 2020, we have resumed many investments and previously deferred expenditures but we anticipate that our decisions regarding these matters will continue to evolve in response to changing business circumstances including further developments with respect to the pandemic. We also expect that direct and indirect effects of the COVID-19 pandemic may continue to affect the comparability of our results during fiscal 2021. Although we have experienced strong demand for our products during the second half of fiscal 2020, for example, some of the demand may have been driven by stay-at-home restrictions that have been in place throughout many parts of the United States and Canada. The relaxation of the stay-at-home restrictions may trigger a shift in consumer spending patterns toward other categories such as travel and leisure activities and away from the purchase of merchandise related to the home including home furnishings which could affect our results of operation in fiscal 2021.

Apart from the impact of the COVID-19 pandemic on our business operations and on macroeconomic conditions, below are certain factors that affect our results of operations.

Our Strategic Initiatives. We are in the process of implementing a number of significant business initiatives that have had and will continue to have an impact on our results of operations.

As a result of the number of current business initiatives we are pursuing, we have experienced in the past and may experience in the future significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the short term and may amplify fluctuations in our growth rates from quarter to quarter. Delays in the rate of opening new Galleries and in pursuit of our international expansion as a result of COVID-19 have results in delays in the corresponding increase in revenues that we experience as new Design Galleries are introduced. In addition, we anticipate that our net revenues, adjusted net income and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand, and our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise to match market demand from our customers, leading to higher levels of customer back orders and lost sales. For example, a number of our vendors are experiencing delays in

56 | FORM 10-K	PART II

production and shipment of merchandise orders related to direct and indirect effects of the COVID-19 pandemic. In addition, as we introduce new products and expand our merchandise assortments into new categories, we expect to experience delays in the production of some new offerings as we have had similar experiences during prior periods when we adopted substantial newness in our business such as with the introduction of RH Modern in 2015. During fiscal 2020, the lag in manufacturing and inventory receipts related to the COVID-19 pandemic, together with dislocations in our supply chain, resulted in some delays in our ability to convert demand into revenues and our global supply chain has not fully recovered from the impact of this dislocation. While we expect this dislocation to be resolved by the second half of fiscal 2021, there can be no assurance as to the exact course that the recovery in our supply chain will occur and a number of factors could contribute to further complications in our supply chain including COVID-19 developments in countries where our vendors produce and ship merchandise. Based on total dollar volume of purchases for fiscal 2020, approximately 72% of our products were sourced from Asia, 15% from the United States and the remainder from other countries and regions. For fiscal 2020, approximately 35% of our products were sourced from China. For more information, refer to Item 1A—Risk Factors—The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate.

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

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our net revenues are affected by general economic conditions including conditions that affect the housing market. For example, reduced consumer confidence and lower availability and higher cost of consumer credit reduce demand for our products and limit our ability to increase prices or sustain price increases. We have determined that our customer purchasing patterns are influenced by economic factors including the health and volatility of the stock market. We have seen that previous declines in the stock market and periods of high volatility have been correlated with a reduction in consumer demands for our products and may continue in future periods. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, but that our sales are particularly affected by the health of the higher end customer and demand levels from that customer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first time home buyer, the higher end of the housing market may be disproportionately influenced by other factors, including stock market prices, restrictions on travel due to the COVID-19 pandemic, the number of second and third homes being bought and sold, the number of foreign buyers in higher end real estate markets in the U.S., tax policies and interest rates, and the perceived prospect for capital appreciation in higher end real estate. Shifts in consumption patterns linked to the reopening of businesses in light of improvements relating to the COVID-19 pandemic may also have an impact on consumer spending in the high-end housing market. We have in the past experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods. These headwinds tied to macroeconomic factors may continue in future quarters. For more information, refer to Item 1A—Risk Factors—Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us, including the health of the high-end housing market, may significantly impact our revenue and results of operations and — The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate.

PART II	FORM 10-K | 57

Fluctuation in Quarterly Results. Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, the opening of new retail locations, shifts in the timing of various events quarter over quarter including holidays and other events such as store closures, the timing of Source Book releases, promotional events and the timing and extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. For example, we experienced significant fluctuations in our revenue growth over the last several years including within the quarters during fiscal 2020. Our quarterly results during fiscal 2020 were affected by a variety of factors related to the overall operating environment including the impact of the pandemic on various parts of our operations and we expect this variability in quarterly results to continue in fiscal 2021. In addition, we have historically experienced some seasonality in our business trends as our sales are typically higher in the second fiscal quarter, which correlates to a peak selling season for outdoor items including outdoor furniture. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our results of operations, including:

Net Revenues and Demand. Net revenues reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Revenues are recognized when a customer obtains control of the merchandise. We collect annual membership fees related to the RH Members Program, which are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period.

We also track “demand” in our business which is a non-GAAP metric linked to the level of customer orders. Demand is an operating metric that we use in reference to the dollar value of orders placed (orders convert to net revenue upon a customer obtaining control of the merchandise), and excludes exchanges and shipping fees.

Gross Profit and Gross Margin. Gross profit is equal to our net revenues less cost of goods sold. Gross profit as a percentage of our net revenues is referred to as gross margin. Cost of goods sold include the direct cost of purchased merchandise; inventory shrinkage, inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or net realizable value reserves; inbound freight; all freight costs to get merchandise to our stores; design, buying and allocation costs; occupancy costs related to store operations and our supply chain, such as rent and common area maintenance for our leases; depreciation and amortization of leasehold improvements, equipment and other assets in our stores and distribution centers. In addition, cost of goods sold include all logistics costs associated with shipping product to our customers, which are partially offset by shipping income collected from customers (recorded in net revenues on the consolidated statements of income).

Our gross profit and gross margin can be favorably impacted by sales volume increases, as occupancy and certain other costs that are largely fixed do not necessarily increase proportionally with volume increases. Changes in the mix of our products may also impact our gross profit and gross margin. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and use product markdowns and our outlet stores to efficiently sell these products. The timing and extent of markdowns are driven primarily by customer acceptance of our merchandise. The primary drivers of the costs of individual goods are raw materials costs, which fluctuate based on a number of factors beyond our control, including commodity prices, changes in supply and demand, general economic conditions, competition, import duties, tariffs and government regulation, logistics costs (which may increase in the event of, for example, expansions of or interruptions in the operation of our distribution centers, furniture home delivery centers and customer service center or damage or interruption to our information systems) and labor costs in the countries where we source our merchandise. We place orders with merchandise vendors primarily in United States dollars and, as a result, are not exposed to significant foreign currency exchange risk.

Our gross profit and gross margin may not be comparable to other specialty retailers, as some companies may not include all or a portion of the costs related to their distribution network and store occupancy in calculating gross profit and gross margin as we and many other retailers do, but instead may include them in selling, general and administrative expenses. In addition, certain of our store leases are accounted for as finance leases which result in our recording a portion of the expense related to these agreements in interest expense—net on the consolidated statements of income.

58 | FORM 10-K	PART II

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, store expenses other than occupancy and expenses related to many of our operations at our corporate headquarters, including utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes Source Book production, mailing and print advertising costs. All store pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new stores, develop new product categories and otherwise pursue our current business initiatives. Selling, general and administrative expenses as a percentage of net revenues are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.

In addition, in recent periods we have experienced increased selling, general and administrative expenses, including certain non-cash compensation expenses and costs associated with asset impairments and leases losses, sale leaseback transactions, reorganizations and distribution center closures and product recalls, as discussed in “Basis of Presentation and Results of Operations” below.

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

Free Cash Flow. Free cash flow excludes all non-cash items. Free cash flow is net cash provided by operating activities adjusted by the non-cash accretion of debt discount upon settlement of debt, proceeds from sale of asset, capital expenditures, principal payments under finance leases and equity method investments. Free cash flow is included in this filing because our senior leadership team believes that free cash flow provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business.

PART II	FORM 10-K | 59

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income and other financial and operating data.

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Consolidated Statements of Income:
Net revenues	$2,848,626	$2,647,437	$2,505,653
Cost of goods sold	1,523,095	1,552,426	1,520,076
Gross profit	1,325,531	1,095,011	985,577
Selling, general and administrative expenses	858,673	732,180	723,841
Income from operations	466,858	362,831	261,736
Other expenses
Interest expense—net	69,250	87,177	67,769
Goodwill and tradename impairment	20,459	—	32,086
(Gain) loss on extinguishment of debt—net	(152)	6,472	917
Total other expenses	89,557	93,649	100,772
Income before income taxes	377,301	269,182	160,964
Income tax expense	104,598	48,807	25,233
Income before equity method investments	272,703	220,375	135,731
Share of equity method investments losses	(888)	—	—
Net income	$271,815	$220,375	$135,731

60 | FORM 10-K	PART II

The following table sets forth our consolidated statements of income as a percentage of total net revenues.

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Consolidated Statements of Income:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	53.5	58.6	60.7
Gross profit	46.5	41.4	39.3
Selling, general and administrative expenses	30.1	27.7	28.9
Income from operations	16.4	13.7	10.4
Other expenses
Interest expense—net	2.5	3.3	2.7
Goodwill and tradename impairment	0.7	—	1.3
(Gain) loss on extinguishment of debt—net	—	0.2	—
Total other expenses	3.2	3.5	4.0
Income before income taxes	13.2	10.2	6.4
Income tax expense	3.6	1.9	1.0
Income before equity method investments	9.6	8.3	5.4
Share of equity method investments losses	(0.1)	—	—
Net income	9.5%	8.3%	5.4%

Fiscal 2020 Compared to Fiscal 2019

	YEAR ENDED
	JANUARY 30,			FEBRUARY 1,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$2,729,422	$119,204	$2,848,626	$2,514,296	$133,141	$2,647,437
Cost of goods sold	1,455,274	67,821	1,523,095	1,475,574	76,852	1,552,426
Gross profit	1,274,148	51,383	1,325,531	1,038,722	56,289	1,095,011
Selling, general and administrative expenses	808,383	50,290	858,673	679,671	52,509	732,180
Income from operations	$465,765	$1,093	$466,858	$359,051	$3,780	$362,831

Net revenues

Consolidated net revenues increased $201.2 million, or 7.6%, to $2,848.6 million in fiscal 2020 compared to $2,647.4 million in fiscal 2019.

RH Segment net revenues for fiscal 2020 were negatively impacted by $1.4 million and for fiscal 2019 were favorably impacted by $0.4 million, in each case related to product recalls. Excluding the product recall adjustments, consolidated net revenues increased $203.0 million, or 7.7%, to $2,850.0 million in fiscal 2020 compared to $2,647.0 million in fiscal 2019. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

PART II	FORM 10-K | 61

RH Segment net revenues

RH Segment net revenues increased $215.1 million, or 8.6%, to $2,729.4 million in fiscal 2020 compared to $2,514.3 million in fiscal 2019. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment core net revenues increased due to strong customer demand for our products primarily beginning in June 2020 through the end of fiscal 2020. The strong customer demand in the second half of fiscal 2020 more than offset the negative impact to demand we experienced in our business due to Gallery closures and macroeconomic conditions resulting from COVID-19 in March and April of 2020. Outlet sales decreased $33.9 million to $187.5 million in fiscal 2020 compared to $221.4 million in fiscal 2019 due to COVID-19 related closures in the first quarter of fiscal 2020. RH Segment net revenues also decreased in our Contract business and RH Hospitality operations due to COVID-19 related factors including a slowdown in commercial purchasing activities, as well as closures and reduced capacity in our RH Hospitality locations. Despite our revenue growth during the year, the growth in revenue was lower than the growth in customer demand for our products during the second half of fiscal 2020 primarily due to the effects of higher than anticipated demand and disruptions across our global supply chain as a result of COVID-19. It may take several quarters for inventory receipts and manufacturing to catch up to the increase in customer demand.

Waterworks net revenues

Waterworks net revenues decreased $13.9 million, or 10.5%, to $119.2 million in fiscal 2020 compared to $133.1 million in fiscal 2019 primarily due to temporary showroom closures and construction delays related to COVID-19.

Gross profit

Consolidated gross profit increased $230.5 million, or 21.1%, to $1,325.5 million in fiscal 2020 compared to $1,095.0 million in fiscal 2019. As a percentage of net revenues, gross margin increased 510 basis points to 46.5% of net revenues in fiscal 2020 compared to 41.4% of net revenues in fiscal 2019.

RH Segment gross profit for fiscal 2020 was negatively impacted by $5.9 million related to product recalls and includes asset impairments of $2.4 million related to Outlet inventory resulting from retail closures in response to the COVID-19 pandemic. RH Segment gross profit for fiscal 2019 was negatively impacted by $4.9 million related to accelerated depreciation for reductions in the estimated useful life of certain assets and was favorably impacted by $3.8 million related to product recalls.

Excluding the product recall, inventory reserves and accelerated asset depreciation adjustments mentioned above, consolidated gross margin would have increased 540 basis points to 46.8% of net revenues in fiscal 2020 compared to 41.4% of net revenues in fiscal 2019.

RH Segment gross profit

RH Segment gross profit increased $235.4 million, or 22.7%, to $1,274.1 million in fiscal 2020 compared to $1,038.7 million in fiscal 2019. As a percentage of net revenues, RH Segment gross margin increased 540 basis points to 46.7% of net revenues in fiscal 2020 compared to 41.3% of net revenues in fiscal 2019.

Excluding the product recall, inventory reserves and acceleration of depreciation adjustments mentioned above, RH Segment gross margin would have increased 560 basis points to 47.0% of net revenues in fiscal 2020 from 41.4% of net revenues in fiscal 2019. The increase was primarily driven by product mix and price increases, as well as higher product margins in select categories in our Core business. Additionally, we had lower Outlet promotional activity during the period and drove leverage in our RH Segment occupancy costs.

Waterworks gross profit

Waterworks gross profit decreased $4.9 million, or 8.7%, to $51.4 million in fiscal 2020 compared to $56.3 million in fiscal 2019. As a percentage of net revenues, Waterworks gross margin increased 80 basis points to 43.1% of net revenues in fiscal 2020 compared to 42.3% of net revenues in fiscal 2019.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $126.5 million, or 17.3%, to $858.7 million in fiscal 2020 compared to $732.2 million in fiscal 2019, primarily due to non-cash compensation of $117.1 million related to an option grant made to Mr. Friedman in October 2020.

62 | FORM 10-K	PART II

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $128.7 million, or 18.9%, to $808.4 million in fiscal 2020 compared to $679.7 million in fiscal 2019.

RH Segment selling, general and administrative expenses for fiscal 2020 includes non-cash compensation of $117.1 million related to an option grant made to Mr. Friedman in October 2020, loss of $9.4 million related to a sale leaseback transaction, $7.0 million related to severance costs and related payroll taxes associated with the termination of associates and a reorganization undertaken in response to the impact of retail closures on our business, $5.0 million related to asset impairments and $3.9 million due to accelerated asset depreciation.

RH Segment selling, general and administrative expenses for fiscal 2019 included impairments of $15.2 million which consisted of asset impairments of $9.1 million, an RH Contemporary Art lease impairment of $4.6 million, resulting from an update to both the timing and the amount of future estimated lease related cash inflows, and other lease impairments of $1.5 million due to early exit of leased facilities. RH Segment selling, general and administrative expenses for fiscal 2019 also included acceleration of depreciation due to a change the estimated useful life of certain assets of $1.3 million, reorganization related costs of $1.1 million and a $0.5 million charge related to the termination of a service agreement, partially offset by a gain on real estate related to asset previously classified as held for sale and other land sales of $1.5 million, a favorable $1.2 million legal settlement related to historical freight charges and $0.2 million related to product recalls.

Excluding the adjustments mentioned above, RH Segment selling, general and administrative expenses would have been 24.4% and 26.4% of net revenues for fiscal 2020 and fiscal 2019, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a reduction in advertising costs due to our decision to not mail the Fall 2020 Source Books, leverage in employment and employment related costs, and reduced travel related expenses, partially offset by increased professional fees and incremental COVID-19 related expenses.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $2.2 million, or 4.2%, to $50.3 million in fiscal 2020 compared to $52.5 million in fiscal 2019. Waterworks selling, general and administrative expenses for fiscal 2020 included $1.6 million related to asset impairments and $1.3 million related to product recalls. Excluding the asset impairments and product recalls, Waterworks selling, general and administrative expenses would have increased 30 basis points to 39.7% of net revenues in fiscal 2020 compared to 39.4% of net revenues in fiscal 2019.

Interest expense—net

Interest expense—net decreased $17.9 million in fiscal 2020 compared in fiscal 2019, which consisted of the following in each fiscal year:

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,
	2021	2020

	(in thousands)
Amortization of convertible senior notes debt discount	$42,372	$46,245
Finance lease interest expense	24,011	22,608
Promissory notes	4,283	3,854
Amortization of debt issuance costs and deferred financing fees	3,436	4,341
Other interest expense	1,776	1,652
Asset based credit facility	344	2,604
Term loans	—	12,135
Capitalized interest for capital projects	(5,574)	(4,930)
Interest income	(1,398)	(1,332)
Total interest expense—net	$69,250	$87,177

PART II	FORM 10-K | 63

Goodwill and tradename impairment

We incurred a $20.5 million tradename impairment charge in fiscal 2020 for our Waterworks reporting unit. We did not recognize goodwill impairment in fiscal 2020 or goodwill or tradename impairment in fiscal 2019. Refer to “Impairment” within Note 3— Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

(Gain) loss on extinguishment of debt—net

We recognized a $0.2 million gain on extinguishment of debt in fiscal 2020 related to the maturity and settlement of the 2020 Notes in July 2020. We incurred $6.5 million of loss on extinguishment of debt in fiscal 2019 primarily due to a $6.7 million loss from the repayment in full of the second lien term loan in September 2019, which resulted in a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million. In addition, we recognized a $1.0 million gain on extinguishment of debt in fiscal 2019 due to the maturity and settlement of the 2019 Notes in June 2019 and a $0.8 million loss due to accelerated debt issuance costs related to the early repayment of the FILO term loan.

Income tax expense

Income tax expense was $104.6 million in fiscal 2020 compared to $48.8 million in fiscal 2019. Our effective tax rate was 27.8% in fiscal 2020 compared to 18.1% in fiscal 2019. The effective tax rate was significantly impacted by non-deductible stock-based compensation related to an option grant made to Mr. Friedman in October 2020, which resulted in income tax expense of $29.1 million in fiscal 2020. In addition, the effective tax rate in fiscal 2020 was favorably impacted by net excess tax benefits from stock-based compensation of $22.2 million and $21.4 million in fiscal 2019 resulting from increased option exercise activity and appreciation of our stock price.

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $0.9 million loss in fiscal 2020.

Fiscal 2019 Compared to Fiscal 2018

	YEAR ENDED
	FEBRUARY 1,			FEBRUARY 2,
	2020			2019
	RH SEGMENT	WATERWORKS(1)	TOTAL	RH SEGMENT	WATERWORKS(1)	TOTAL

	(in thousands)
Net revenues	$2,514,296	$133,141	$2,647,437	$2,375,472	$130,181	$2,505,653
Cost of goods sold	1,475,574	76,852	1,552,426	1,441,667	78,409	1,520,076
Gross profit	1,038,722	56,289	1,095,011	933,805	51,772	985,577
Selling, general and administrative expenses	679,671	52,509	732,180	670,767	53,074	723,841
Income (loss) from operations	$359,051	$3,780	$362,831	$263,038	$(1,302)	$261,736
(1)	Waterworks results include non-cash amortization of $0.4 million related to the inventory fair value adjustment recorded in connection with our acquisition of Waterworks during fiscal 2018.

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

64 | FORM 10-K	PART II

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

Gross profit

Consolidated gross profit increased $109.4 million, or 11.1%, to $1,095.0 million in fiscal 2019 compared to $985.6 million in fiscal 2018. As a percentage of net revenues, gross margin increased 210 basis points to 41.4% of net revenues in fiscal 2019 compared to 39.3% of net revenues in fiscal 2018.

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

Excluding the accelerated asset depreciation, product recall adjustments, costs associated with the distribution center closures, inventory impairment and impact of the amortization related to the inventory fair value adjustment mentioned above, consolidated gross margin would have increased 190 basis points to 41.4% of net revenues in fiscal 2019 compared to 39.5% of net revenues in fiscal 2018.

RH Segment gross profit

RH Segment gross profit increased $104.9 million, or 11.2%, to $1,038.7 million in fiscal 2019 compared to $933.8 million in fiscal 2018. As a percentage of net revenues, RH Segment gross margin increased 200 basis points to 41.3% of net revenues in fiscal 2019 compared to 39.3% of net revenues in fiscal 2018.

Excluding the accelerated asset depreciation, product recall adjustments, costs associated with distribution center closures and inventory impairment mentioned above, RH Segment gross margin would have increased 190 basis points to 41.4% of net revenues in fiscal 2019 compared to 39.5% of net revenues in fiscal 2018. The increase was primarily related to improvements in our distribution center network redesign resulting in reduced delivery expense and leverage in occupancy costs, as well as improvements in our core merchandise margins. The overall increase was partially offset by lower outlet product margins due to increased promotional activity and higher discounts due to our efforts to reduce inventory.

PART II	FORM 10-K | 65

Waterworks gross profit

Waterworks gross profit increased $4.5 million, or 8.7%, to $56.3 million in fiscal 2019 compared to $51.8 million in fiscal 2018. As a percentage of net revenues, Waterworks gross margin increased 250 basis points to 42.3% of net revenues in fiscal 2019 compared to 39.8% of net revenues in fiscal 2018.

Excluding the impact of the amortization related to the inventory fair value adjustment mentioned above, Waterworks gross margin would have increased 220 basis points to 42.3% of net revenues in fiscal 2019 compared to 40.1% of net revenues in fiscal 2018.

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

RH Segment selling, general and administrative expenses for fiscal 2019 included impairments of $15.2 million which consisted of asset impairments of $9.1 million, an RH Contemporary Art lease impairment of $4.6 million, resulting from an update to both the timing and the amount of future estimated lease related cash inflows, and other lease impairments of $1.5 million due to early exit of leased facilities. RH Segment selling, general and administrative expenses for fiscal 2019 also included acceleration of depreciation due to a change the estimated useful life of certain assets of $1.3 million, reorganization related costs of $1.1 million and a $0.5 million charge related to the termination of a service agreement, partially offset by a gain on real estate related to asset previously classified as held for sale and other land sales of $1.5 million, a favorable $1.2 million legal settlement related to historical freight charges and $0.2 million related to product recalls.

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

RH Segment selling, general and administrative expenses would have been 26.4% and 27.4% of net revenues for fiscal 2019 and fiscal 2018, respectively, excluding the asset impairments, accelerated asset depreciation, reorganization related costs, product recall adjustments, costs associated with distribution center closures and legal settlements mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by other corporate costs.

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

66 | FORM 10-K	PART II

Interest expense—net

Interest expense—net increased $19.4 million in fiscal 2019 compared to fiscal 2018, which consisted of the following in each fiscal year:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 2,
	2020	2019

	(in thousands)
Amortization of convertible senior notes debt discount	$46,245	$41,868
Finance lease interest expense	22,608	16,785
Term loans	12,135	1,649
Amortization of debt issuance costs and deferred financing fees	4,341	3,640
Promissory notes	3,854	1,566
Asset based credit facility	2,604	4,661
Other interest expense	1,652	1,573
Capitalized interest for capital projects	(4,930)	(3,139)
Interest income	(1,332)	(834)
Total interest expense—net	$87,177	$67,769

Goodwill and tradename impairment

We did not recognize goodwill or tradename impairment in fiscal 2019. We incurred a $32.1 million goodwill and tradename impairment charge in fiscal 2018 for our Waterworks reporting unit. Refer to “Impairment” within Note 3— Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

(Gain) loss on extinguishment of debt—net

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

PART II	FORM 10-K | 67

Quarterly Results

The following table sets forth our historical quarterly consolidated statements of income for each of the last eight fiscal quarters ended through January 30, 2021. This quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments that we consider necessary to fairly state the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8—Financial Statements and Supplementary Data.

Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, the opening of new retail locations, shifts in the timing of various events quarter over quarter including holidays and other events such as store closures, the timing of Source Book releases, promotional events and the timing and extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. In addition, we have historically experienced some seasonality in our business trends as our sales are typically higher in the second fiscal quarter, which correlates to a peak selling season for outdoor items including outdoor furniture. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year and results of a period shorter than a full year may not be indicative of results expected for the entire year.

	FISCAL 2019				FISCAL 2020
	FIRST	SECOND	THIRD	FOURTH	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER

	(in thousands)
Net revenues	$598,421	$706,514	$677,526	$664,976	$482,895	$709,282	$844,013	$812,436
Cost of goods sold	365,607	411,556	393,360	381,903	283,241	376,863	435,683	427,308
Gross profit	232,814	294,958	284,166	283,073	199,654	332,419	408,330	385,128
Selling, general and administrative expenses	164,181	190,977	194,929	182,093	164,201	195,851	297,109	201,512
Income from operations	68,633	103,981	89,237	100,980	35,453	136,568	111,221	183,616
Other expenses
Interest expense—net	21,118	24,513	21,564	19,982	19,629	19,418	15,656	14,547
Tradename impairment	—	—	—	—	20,459	—	—	—
(Gain) loss on extinguishment of debt	—	(954)	6,857	569	—	(152)	—	—
Total other expenses	21,118	23,559	28,421	20,551	40,088	19,266	15,656	14,547
Income (loss) before income taxes	47,515	80,422	60,816	80,429	(4,635)	117,302	95,565	169,069
Income tax expense (benefit)	11,793	16,665	8,353	11,996	(1,423)	18,879	49,154	37,988
Income (loss) before equity method investments	35,722	63,757	52,463	68,433	(3,212)	98,423	46,411	131,081
Share of equity method investments losses	—	—	—	—	—	—	—	(888)
Net income (loss)	$35,722	$63,757	$52,463	$68,433	$(3,212)	$98,423	$46,411	$130,193
Adjusted net income (1)	$48,241	$71,430	$65,446	$91,180	$29,949	$123,013	$166,457	$143,485
Adjusted EBITDA (2)	$100,385	$133,716	$116,312	$145,005	$77,427	$185,787	$258,013	$224,421
(1)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because our senior leadership team believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

68 | FORM 10-K	PART II

	FISCAL 2019				FISCAL 2020
	FIRST	SECOND	THIRD	FOURTH	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER

	(in thousands)
Net income (loss)	$35,722	$63,757	$52,463	$68,433	$(3,212)	$98,423	$46,411	$130,193
Adjustments pre-tax:
Non-cash compensation (a)	—	—	—	—	—	—	111,218	5,866
Amortization of debt discount (b)	11,689	9,918	9,638	11,300	11,125	11,113	7,369	7,448
Tradename impairment (c)	—	—	—	—	20,459	—	—	—
Asset impairments and lease losses (d)	3,476	2,545	1,031	14,847	8,471	1,339	2,091	950
(Gain) loss on sale leaseback transaction (e)	—	—	(1,196)	—	—	9,352	—	—
Reorganization related costs (f)	—	—	1,075	—	4,143	2,884	—	—
Recall accrual (g)	(1,615)	(320)	(2,053)	—	—	4,780	781	1,809
(Gain) loss on extinguishment of debt—net (h)	—	(954)	6,857	569	—	(152)	—	—
Legal settlements (i)	—	(1,193)	—	—	—	—	—	—
Asset held for sale gain (j)	—	—	(333)	—	—	—	—	—
Subtotal adjusted items	13,550	9,996	15,019	26,716	44,198	29,316	121,459	16,073
Impact of income tax items (k)	(1,031)	(2,323)	(2,036)	(3,969)	(11,037)	(4,726)	(1,413)	(3,669)
Share of equity method investments losses (l)	—	—	—	—	—	—	—	888
Adjusted net income	$48,241	$71,430	$65,446	$91,180	$29,949	$123,013	$166,457	$143,485
(a)	The adjustments in the third and fourth quarters of fiscal 2020 represent non-cash compensation charges related to an option grant made to Mr. Friedman in October 2020.
(b)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $0.7 million, $0.7 million, $0.9 million and $1.4 million during the first, second, third and fourth quarters of fiscal 2019, respectively. Amounts are presented net of interest capitalized for capital projects of $1.8 million, $1.3 million, $1.1 million and $1.1 million during the first, second, third and fourth quarters of fiscal 2020, respectively. The 2019 Notes matured on June 15, 2019 and the 2020 Notes matured on July 15, 2020 and neither impacted amortization of debt discount post-maturity.
(c)	Represents tradename impairment related to the Waterworks reporting unit. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

PART II	FORM 10-K | 69

(d)	The adjustment in the first quarter of fiscal 2019 includes acceleration of depreciation expense of $3.0 million due to a change in the estimated useful lives of certain assets and a $0.5 million charge related to the termination of a service agreement associated with such assets. The adjustment in the second quarter of fiscal 2019 includes acceleration of depreciation expense of $1.9 million and lease impairments of $0.7 million due to early exit of leased facilities. The adjustment in the third quarter of fiscal 2019 includes lease impairments of $0.8 million due to early exit of leased facilities and asset impairments of $0.2 million. The adjustment in the fourth quarter of fiscal 2019 includes asset impairments of $8.9 million, an RH Contemporary Art lease impairment of $4.6 million and acceleration of depreciation expense of $1.3 million. The adjustment in first quarter of fiscal 2020 includes asset impairments of $4.8 million, asset impairments of $2.4 million related to Outlet inventory resulting from retail closures in response to the COVID-19 pandemic and acceleration of depreciation expense of $1.3 million. The adjustment in the second quarter of fiscal 2020 includes $1.3 million of accelerated depreciation expense driven by a reduction in the estimated useful lives of certain assets. The adjustment in the third quarter of fiscal 2020 includes $1.3 million of accelerated depreciation expense driven by a reduction in the estimated useful lives of certain assets the acceleration of depreciation expense of $1.3 million and asset impairments of $0.8 million. The adjustment in the fourth quarter of fiscal 2020 represents right-of-use asset impairments resulting from an update to both the timing and the amount of future estimated lease related cash inflows based on present market conditions of exited locations.
(e)	The adjustment in the third quarter of fiscal 2019 represents the gain on a real estate sale related to an asset previously classified as held for sale. The adjustment in the second quarter of fiscal 2020 represents a loss from a sale-leaseback transaction related to one of our previously owned Design Galleries.
(f)	Represents severance costs and related taxes associated with reorganizations.
(g)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims.
(h)	The adjustment in the second quarter of fiscal 2019 represents the gain on extinguishment of debt upon the maturity and settlement of the 2019 Notes in June 2019. The adjustment in the third quarter of fiscal 2019 includes the loss on extinguishment of debt related to a second lien term loan which was repaid in full in September 2019. The adjustments in the third and fourth quarters of fiscal 2019 include the acceleration of debt issuance costs related to early repayment of the FILO term loan. The adjustment in the second quarter of fiscal 2020 represents a gain on extinguishment of debt upon the maturity and settlement of the 2020 Notes in July 2020.
(i)	Represents legal settlements, net of related legal expenses.
(j)	Represents the gain on real estate land sales.
(k)	The first and second quarters of fiscal 2019 assume a normalized tax rate of 21%. The adjustment in the third and fourth quarters of fiscal 2019 represents the tax effect of the adjusted items based on our effective tax rates of 13.7% and 14.9%, respectively. The adjustment in the first quarter of fiscal 2020 is based on an adjusted tax rate of 24.3%, which excludes the tax impact associated with the Waterworks reporting unit tradename impairment. The adjustment in the second quarter of fiscal 2020 represents the tax effect of the adjusted items based on our effective tax rate of 16.1%. The adjustment in the third quarter of fiscal 2020 is based on an adjusted tax rate of 23.3%, which excludes the tax impact associated with the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020. The adjustment in the fourth quarter of fiscal 2020 is based on an adjusted tax rate of 22.5%, which excludes our share of equity method investments losses.
(l)	Represents our proportionate share of the losses of our equity method investments. Refer to Note 8—Equity Method Investments in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

70 | FORM 10-K	PART II

(2)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense—net and income tax expense (benefit). Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, certain non-recurring, and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because our senior leadership team believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	Fiscal 2019				Fiscal 2020
	FIRST	SECOND	THIRD	FOURTH	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER

	(in thousands)
Net income (loss)	$35,722	$63,757	$52,463	$68,433	$(3,212)	$98,423	$46,411	$130,193
Depreciation and amortization	27,189	25,321	23,435	24,794	24,870	25,342	26,476	23,352
Interest expense—net	21,118	24,513	21,564	19,982	19,629	19,418	15,656	14,547
Income tax expense (benefit)	11,793	16,665	8,353	11,996	(1,423)	18,879	49,154	37,988
EBITDA	95,822	130,256	105,815	125,205	39,864	162,062	137,697	206,080
Non-cash compensation (a)	5,695	5,298	5,116	5,723	5,828	6,861	118,783	14,232
Asset impairment and lease losses (b)	483	629	1,031	13,508	7,133	—	752	950
(Gain) loss on sale leaseback transaction (b)	—	—	(1,196)	—	—	9,352	—	—
(Gain) loss on extinguishment of debt (b)	—	(954)	6,857	569	—	(152)	—	—
Reorganization related costs (b)	—	—	1,075	—	4,143	2,884	—	—
Recall accrual (b)	(1,615)	(320)	(2,053)	—	—	4,780	781	1,809
Share of equity method investments losses (b)	—	—	—	—	—	—	—	888
Capitalized cloud computing amortization (c)	—	—	—	—	—	—	—	462
Gain on sale of land (b)	—	—	(333)	—	—	—	—	—
Legal settlements (b)	—	(1,193)	—	—	—	—	—	—
Tradename impairment (b)	—	—	—	—	20,459	—	—	—
Adjusted EBITDA	$100,385	$133,716	$116,312	$145,005	$77,427	$185,787	$258,013	$224,421
(a)	Represents non-cash compensation related to equity awards granted to employees, including non-cash compensation charges related to an option grant made to Mr. Friedman in October 2020.
(b)	Refer to the reconciliation of net income (loss) to adjusted net income table above and the related footnotes for additional information.
(c)	Represents amortization associated with capitalized cloud computing costs.

PART II	FORM 10-K | 71

Liquidity and Capital Resources

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. In the past we have pursued substantial repurchases of our common stock when we believed that such investments represented a good long term investment for the benefit of our shareholders. In October 2018, our Board of Directors approved a $700 million share repurchase program, of which $250 million in share repurchases were completed in fiscal 2018 at an average price of $122.10 per share, and the $700 million authorization amount was replenished by the Board of Directors in March 2019. During the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250 million, with $450 million still available under this share repurchase program. Refer to “Share Repurchase Programs” below. We evaluate our capital allocation from time to time and may engage in future investments in connection with existing or new share repurchase programs in circumstances where buying shares of our common stock or related investments, which may include investments in derivatives or other equity linked instruments, represent a good value and provides a favorable return for our shareholders. We have in the past been opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Our use of convertible notes financings has enabled us to pursue various investments, such as our share repurchase programs which we consider to have been an excellent allocation of capital for the benefit of our shareholders. We regularly evaluate various debt and other financing alternatives, including convertible notes and other equity-linked instruments. Financing that we arrange through the sale of equity linked instruments such as our convertible notes financings may lead to substantial dilution to our investors if the price of our common stock exceeds the upper strike exercise price of the warrants in connection with our bond hedge transactions, which has been the case in connection with our convertible notes which matured in 2019 and 2020. At the same time, the investments we have previously made in connection with our share repurchase programs have more than offset the amount of dilution we experienced in relation to these warrants. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

We have $685 million in aggregate principal amount of convertible notes outstanding as of January 30, 2021, of which $335 million mature in June 2023 and $350 million mature in September 2024. Based on the strong cash flow generated in 2020 and continued strong cash flow anticipated in future years, we expect to repay the outstanding principal amount of our convertible notes at maturity in June 2023 and September 2024 in cash, in each case to minimize dilution. While we purchased convertible note hedges and sold warrants with respect to each convertible note transaction, which are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until our common stock is above approximately $338.24 per share and from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share, our shareholders may still experience dilution to the extent our common stock trades above such levels. While we anticipate using excess cash, free cash flow and borrowings on our asset based credit facility to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates or upon early conversion, as applicable. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

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

From the second quarter of fiscal 2020, we have resumed many investments and previously deferred expenditures in response to the COVID-19 pandemic, but we anticipate that our decisions regarding these matters will continue to evolve in response to changing business circumstances including further developments with respect to the pandemic. We will continue to closely manage our investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic.

72 | FORM 10-K	PART II

While we have continued to serve our customers and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves or resurgences of COVID-19 outbreaks, including with regard to new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for fiscal 2020 and beyond.

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

While we do not require additional debt to fund our operations, our goal continues to be in a position to take advantage of the many opportunities that we identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including through the strategic sale of existing assets, utilization of our credit facilities, entry into various second lien credit agreements and other new debt financing arrangements that present attractive terms. In addition to funding the normal operations of our business, we have used our liquidity to fund significant investments and strategies such as our share repurchase programs, various acquisitions and growth initiatives, including through joint ventures and real estate investments. For example, in fiscal 2019 we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $23.5 million and in fiscal 2020 we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $25.5 million, both of which qualified for sale-leaseback accounting in accordance with ASC 842.

During fiscal 2017, we increased the aggregate level of our indebtedness through various forms of debt financing and our net debt to trailing twelve months adjusted EBITDA reached a level in excess of 5X during this time period. Our business has performed very well since that time and we have increased earnings, generated substantial cash flow, paid down debt and reduced this leverage ratio to a level of 0.7X as of January 30, 2021. While our cash flow has enabled this significant reduction in the aggregate since fiscal 2017 and we currently have multiple financing alternatives available to us on favorable terms that could provide us with additional financial flexibility with respect to capital allocation, there can be no assurance that additional capital, whether raised through the sale of assets, utilization of our existing debt financing sources, or pursuit of additional debt financing sources, will be available to us on a timely manner, on favorable terms or at all. We may elect to incur additional debt and increase the level of indebtedness in our leverage ratio in the future. Any increase in debt and the level of indebtedness in our leverage ratio could expose us to greater risks in the event of a financial or operational downturn or other events including unanticipated adverse developments that affect our financial performance or the ability to access financial markets. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital. See Item 1A—Risk Factors—Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing and sources of capital on reasonable terms. If we fail to use our financial resources effectively, or if we are unable to obtain sufficient capital when needed, it could have a significant negative effect on our ability to grow our business.

In addition, our capital needs and uses of capital may change in the future due to changes in our business or new opportunities that we choose to pursue. We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings.

Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our investments in various business initiatives including our capital expenditures over the course of fiscal 2021. We anticipate our adjusted capital expenditures to be $250 million to $300 million in fiscal 2021, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. Adjusted capital expenditures in fiscal 2020 were $180.6 million, net of cash received related to landlord tenant allowances of $17.3 million. Our fiscal 2020 adjusted capital expenditures are partially offset by net proceeds from sales of assets of $25.0 million.

PART II	FORM 10-K | 73

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. Other lease arrangements for our new Design Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, under these arrangements we do not expect to receive contributions directly from our landlords related to the building of our Design Galleries. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require different levels of capital investment on our part than a traditional store lease with a landlord. We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale-leaseback arrangement resulting in lower capital investment and lower rent. For example, we have used this strategy in fiscal 2019 through the sale-leaseback transaction for the Yountville Design Gallery and in July 2020 through the sale-leaseback transaction for the Minneapolis Design Gallery. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

In addition, we continue to address the effects of COVID-19 on our business with respect to real estate development and the introduction of new Galleries in both the US and internationally. A range of factors involved in the development of new Gallery and RH Hospitality may continue to be affected by the COVID-19 health crisis including delays in construction as well as permitting and other necessary governmental actions. In addition, the scope and cadence of investments by third parties including landlords and other real estate counterparties may be adversely affected by the health crisis. Actions taken by international as well as federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the pandemic, may require changes to our real estate strategy and related capital expenditure and financing plans. In addition, we may continue to be required to make lease payments in whole or in part for our Galleries, Outlets and Restaurants that were temporarily closed or are required to close in the future in the event of resurgences in COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from COVID-19, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.

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

74 | FORM 10-K	PART II

Cash Flow Analysis

A summary of operating, investing and financing activities is set forth in the following table:

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$500,770	$339,188	$249,603
Net cash used in investing activities	(197,600)	(122,545)	(79,992)
Net cash used in financing activities	(243,914)	(174,804)	(188,992)
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	59,413	41,855	(19,511)
Cash and cash equivalents and restricted cash equivalents at end of period	107,071	47,658	5,803

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For fiscal 2020, net cash provided by operating activities was $500.8 million and consisted of net income of $271.8 million and an increase in non-cash items of $335.7 million, partially offset by a change in working capital and other activities of $106.7 million. The sources of cash from working capital were primarily driven by increases in deferred revenue and customer deposits of $116.2 million primarily due to strong consumer demand for our products during the second half of fiscal 2020, as well as an increase in accounts payable and accrued expenses of $63.6 million and other current liabilities of $43.9 million. These sources of cash from working capital were partially offset by uses of cash driven by an increase in merchandise inventory of $104.6 million, an increase in landlord assets under construction of $69.5 million, an increase in prepaid expenses and other assets of $67.3 million and a decrease in operating lease liabilities of $58.9 million primarily due to payments made under the related lease agreements.

For fiscal 2019, net cash provided by operating activities was $339.2 million and consisted of net income of $220.4 million and an increase in non-cash items of $199.3 million, partially offset by a change in working capital and other activities of $80.5 million. The sources of cash from working capital were primarily driven by decreases in merchandise inventories of $93.3 million, and prepaid expenses and other current assets of $28.4 million. These sources of cash from working capital were partially offset by uses of cash driven by a decrease in operating lease liabilities of $77.0 million primarily due to payments made under the agreements, an increase in landlord assets under construction of $64.3 million, as well as decreases in other current liabilities and other non-current obligations of $45.8 million and $25.1 million, respectively.

For fiscal 2018, net cash provided by operating activities was $249.6 million and consisted of net income of $135.7 million and an increase in non-cash items of $296.5 million, partially offset by a change in working capital and other activities of $182.6 million. The sources of cash from working capital were primarily driven by increases in other current liabilities of $51.2 million. These sources of cash from working capital were partially offset by uses of cash driven by an increase in prepaid expenses and other current assets of $88.4 million related to (i) adoption of Topic 606, (ii) vendor deposits and (iii) federal and state tax receivables due to prepayments, a decrease in operating lease liabilities of $70.9 million, an increase in landlord assets under construction of $59.0 million and a decrease in other non-current obligations of $18.1 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include strategic investments made by the Company.

For fiscal 2020, net cash used in investing activities was $197.6 million primarily due to investments in retail stores, information technology and systems infrastructure, and supply chain of $111.1 million. In fiscal 2020, we completed the acquisition of equity method investments with $80.7 million in cash payments and invested $17.9 million to acquire a business and assets. Net cash used in investing activities was partially offset by net proceeds from the sale of building and land of $25.0 million.

PART II	FORM 10-K | 75

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

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings related to convertible senior notes, credit facilities and other financing arrangements, and cash used in connection with such financing activities include investments in share repurchase programs, repayment of indebtedness including principal payments under finance lease agreements and other equity related transactions such as the convertible note bond hedge and warrant transactions in connection with our convertible notes financings.

For fiscal 2020, net cash used in financing activities was $243.9 million. The $300 million 2020 Notes matured in July 2020, of which $215.8 million is presented as repayments of convertible senior notes within net cash used in financing activities and $84.0 million is reflected as non-cash accretion of debt discount upon settlement of debt presented in net cash provided by operating activities. Net cash used in financing activities also included repayments under promissory and equipment notes of $34.5 million.

For fiscal 2019, net cash used in financing activities was $174.8 million. The $350.0 million 2019 Notes matured in June 2019, of which $278.6 million is presented as repayments of convertible senior notes within net cash used in financing activities and $70.5 million is reflected as non-cash accretion of debt discount upon settlement of debt presented in net cash provided by operating activities. Net cash used in financing activities included repurchases of approximately 2.2 million shares of our common stock for an aggregate repurchase amount of $250.0 million, as well as net repayments of $57.5 million under the asset based credit facility. Net cash used in financing activities included borrowings under a $350.0 million convertible senior notes agreement issued in September 2019, which provided net proceeds of $304.1 million after taking into consideration the convertible note hedge and warrant transactions, as well as discounts upon original issuance and offering costs. Net repayments under the term loan facilities (as defined below) were $4.0 million, and net borrowings under promissory and equipment notes of $105.5 million were comprised of $52.5 million of promissory notes secured by certain equipment and $53.0 million related to promissory notes on asset under construction. Equity related transactions provided $20.1 million due to $27.1 million of proceeds from exercise of employee stock options, partially offset by $7.1 million of cash paid for employee taxes related to net settlement of equity awards. Principal payments under finance lease agreements totaled $9.7 million.

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

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets and reclassification of assets from landlord assets under construction to finance lease right-of-use assets, as well as promissory notes forgiven in exchange for assets and the conversion of loan receivables into equity method investments. In addition, non-cash transactions consist of shares issued and received related to convertible senior note transactions.

Convertible Senior Notes

Refer to Note 12—Convertible Senior Notes in our consolidated financial statements within Part II of this Annual Report on Form 10-K for further information on our 0.00% Convertible Senior Notes due 2024, 0.00% Convertible Senior Notes due 2023 and 0.00% Convertible Senior Notes due 2020. Our 0.00% Convertible Senior Notes due 2020 matured on July 15, 2020.

76 | FORM 10-K	PART II

Asset Based Credit Facility

Refer to Note 13—Credit Facilities in our consolidated financial statements within Part II of this Annual Report on Form 10-K for further information on our asset based credit facility.

Equipment Loan Facility

Refer to Note 13—Credit Facilities in our consolidated financial statements within Part II of this Annual Report on Form 10-K for further information on our equipment loan facility.

Share Repurchase Programs

We regularly review share repurchase activity and consider various factors in determining whether and when to execute investments in connection with our share repurchase programs, including, among others, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of our common stock. We believe that share repurchase programs will continue to be an excellent allocation of capital for the long-term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities.

We generated $405 million, $330 million and $163 million in free cash flow in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, which provides us the financial flexibility to execute investments, such as our share repurchase programs. Refer to “How We Assess the Performance of Our Business” for our definition of free cash flow. A reconciliation of our net cash provided by operating activities to free cash flow is as follows:

	YEAR ENDED
	JANUARY 30,	FEBRUARY 2,	FEBRUARY 2,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$500,770	$339,188	$249,603
Accretion of debt discount upon settlement of debt	84,003	70,482	—
Proceeds from sale of assets	25,006	24,078	—
Capital expenditures	(111,126)	(93,623)	(79,992)
Principal payments under finance leases	(12,498)	(9,682)	(6,885)
Equity method investments	(80,723)	—	—
Free cash flow	$405,432	$330,443	$162,726

$950 Million Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program through open market purchases, privately negotiated transactions or other means, including through Rule 10b-18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as the acquisition of other equity linked instruments, accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. We completed $250.0 million in share repurchases in fiscal 2018 under this program. In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million under this share repurchase program. We did not make any repurchases under this program in fiscal 2020. The total current authorized size of this share purchase program is up to $950 million (the “950 Million Repurchase Program”). As of January 30, 2021, there was $450 million remaining for future share repurchases under this program.

PART II	FORM 10-K | 77

Contractual Obligations

As of January 30, 2021, our future contractual cash obligations were as follows:

	PAYMENTS DUE BY FISCAL YEAR
	TOTAL	2021	2022-2023	2024-2025	THEREAFTER

	(in thousands)
Asset based credit facility (1)	$—	$—	$—	$—	$—
Equipment promissory notes (2)	37,532	22,747	14,785	—	—
Convertible senior notes due 2023	335,000	—	335,000	—	—
Convertible senior notes due 2024	350,000	—	—	350,000	—
Notes payable for share repurchases	755	202	238	—	315
Operating lease liabilities (3)	623,188	90,361	150,874	130,316	251,637
Finance lease liabilities (3)	793,219	38,786	78,816	81,157	594,460
Letters of credit	15,442	15,442	—	—	—
Total	$2,155,136	$167,538	$579,713	$561,473	$846,412
(1)	Under the Credit Agreement, the asset based credit facility has a maturity date of June 28, 2022. As of January 30, 2021, we had no outstanding borrowings under our asset based credit facility.
(2)	Equipment promissory note obligations do not include interest of $1.3 million and $0.2 million for the fiscal periods 2021 and 2022-2023, respectively.
(3)	We enter into operating and finance leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The table above includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts above do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases. As of January 30, 2021, our obligation for leases signed but not yet commenced and contingent rent was $7.0 million. As of January 30, 2021, our obligation for legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy was $793.5 million, of which $28.3 million, $82.8 million and $92.7 million will be paid in fiscal periods 2021, 2022-2023 and 2024-2025, respectively, and $589.7 million will be paid subsequent to fiscal 2025. Refer to Note 11—Leases in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Other Commitments

We enter into various commitments related to the procurement of merchandise inventory. As of January 30, 2021, these merchandise inventory purchase commitments were $677.4 million.

As of January 30, 2021, the liability of $8.5 million for unrecognized tax benefits associated with uncertain tax positions (refer to Note 15—Income Taxes in our consolidated financial statements within Part II of this Annual Report on Form 10-K) has not been included in the contractual obligations table above as we are not able to reasonably estimate when cash payments for these liabilities will occur or the amount by which these liabilities will increase or decrease over time.

As of January 30, 2021, future capital funding requirements of $5.8 million related to our equity method investments (refer to Note 8—Equity Method Investments in our consolidated financial statements within Part II of this Annual Report on Form 10-K) has not been included in the contractual obligations table above as we are not able to reasonably estimate when cash payments for these funding requirements will occur.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of January 30, 2021.

78 | FORM 10-K	PART II

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our senior leadership to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements.

Information on all of our significant accounting policies can be found in Note 3—Significant Accounting Policies in our audited consolidated financial statements. Our senior leadership team evaluates the development and selection of our critical accounting policies and estimates and believes that certain of our significant accounting policies involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. The following items require significant estimation or judgment in the preparation of the consolidated financial statements.

Merchandise Inventories—Reserves

Our merchandise inventories are comprised of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method. To determine if the value of inventory should be marked down below original cost, we use estimates to determine the lower of cost or net realizable value, which considers current and anticipated demand, customer preference and the merchandise age. The inventory value is adjusted periodically to reflect current market conditions, which requires judgments that may significantly affect the ending inventory valuation, as well as gross margin. The estimates used in inventory valuation are lower of cost or net realizable value reserves and obsolescence (including excess and slow-moving inventory).

Our inventory reserves contain uncertainties that require us to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We adjust our inventory reserves for net realizable value and obsolescence based on trends, aging reports, specific identification and estimates of future retail sales prices. If actual results change from our prior estimates, we adjust our inventory reserves accordingly throughout the period. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the periods presented.

Impairment

Tradenames, Trademarks and Other Intangible Assets

We annually evaluate whether tradenames, trademarks and other intangible assets continue to have an indefinite life. Tradenames, trademarks and other intangible assets are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

We qualitatively assess indefinite-lived intangible asset impairment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If tradenames, trademarks and other intangible assets are not qualitatively assessed or if such intangible assets are qualitatively assessed and it is determined it is not more likely than not that the asset’s fair value is greater than its carrying amount, an impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology, which requires us to make judgments that may significantly affect the ending asset valuation. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, our plans for future operations, brand initiatives, recent results of operations and projected future cash flows.

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

PART II	FORM 10-K | 79

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

Since there is typically no active market for our long-lived assets, we estimate fair values based on the expected future cash flows of the asset or asset group, using a discount rate commensurate with the related risk. The estimate of fair value requires judgments that may significantly affect the ending asset valuation. Future cash flows are estimated based on gallery-level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

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

Incremental Borrowing Rate

As most of our leases do not include an implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of the lease liability at the commencement date. The IBR is computed as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the total lease payments in a similar economic environment. We utilize our asset based credit facility as the basis for determining the applicable IBR for each lease. We estimate the incremental borrowing rate for each lease primarily by reference to yield rates on debt issuances by companies of a similar credit rating, the weighted-average lease term and adjustments for differences between the yield rates and the actual term of the credit facility. In determining the yield rates, for Design Galleries we utilize market information on the lease commencement date and for leases other than new Design Galleries, we utilize market information as of the beginning of the quarter in which the lease commenced.

Fair Value

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

80 | FORM 10-K	PART II

The determination of fair value requires subjectivity and estimates, including the use of multiple valuation techniques and uncertain inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. Where real estate valuation expertise is required we obtain independent third-party appraisals to determine the fair value of the underlying asset and lease components. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.

Stock-Based Compensation—Performance-Based Awards

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

Equity Method Investments

In fiscal 2020, we entered into equity method investments in connection with real estate development initiatives in Aspen, Colorado. These investments in privately-held limited liability companies (the “Aspen LLCs” or “equity method investments”) meet the criteria of variable interest entities (“VIEs”) and are not consolidated.

When we have a variable interest in another legal entity, we evaluate whether that legal entity is within the scope of the VIE model and, if so, whether we are the primary beneficiary of the VIE. We evaluate a legal entity for consolidation under the VIE model if no scope exceptions apply and, by design, the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any of the characteristics of a controlling financial interest. The Aspen LLCs are qualitatively determined to be VIEs due to insufficient equity investment at risk.

We consolidate a VIE if our involvement indicates that we are the primary beneficiary. We would be the primary beneficiary of a VIE if we have both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The determination of the power to direct the activities that most significantly impact economic performance requires judgement and is impacted by numerous factors including the purpose of the VIE, contractual rights and obligations of the variable interest holders, and mechanisms for the resolution of disputes among the variable interest holders. We account for investments under the equity method of accounting when we are not the primary beneficiary with a controlling financial interest but we have significant influence over the operations of the investee. In evaluating if we exert control or significant influence we consider factors such as the terms and structure of the investment agreement and the legal structure of the investee, including investor voting or other rights, and other agreements with the investee. We account for our investments in the Aspen LLCs using the equity method of accounting because we do not have a controlling financial interest but have the ability to exercise significant influence over the Aspen LLCs.

Equity method investments are initially measured at cost. As of our investment date, we determine the fair value of the underlying assets and liabilities held by the Aspen LLCs for purposes of determining whether or not we have basis differences arising in connection with our investment. The determination of fair value of the underlying real estate assets requires subjectivity and estimates, including the use of various valuation techniques and Level 3 inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. If specialized expertise is required we obtain independent third-party appraisals to determine the fair value of the underlying assets and liabilities. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.

Recently Issued Accounting Pronouncements

Refer to “Recently Issued Accounting Standards” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

PART II	FORM 10-K | 81

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Interest Rate Risk

We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit under the Credit Agreement that bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. At January 30, 2021, no amounts were outstanding under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of January 30, 2021 was $271.9 million, net of $15.4 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit at January 30, 2021, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

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

As of January 30, 2021, we had $335 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of January 30, 2021, we had $350 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Market Price Sensitive Instruments

0.00% Convertible Senior Notes due 2020

In connection with the issuance of the 0.00% convertible senior notes due 2020 (the “2020 Notes”), we entered into privately-negotiated convertible note hedge transactions with certain counterparties. The 2020 Notes matured on July 15, 2020, and the convertible note hedge terminated upon the maturity date of the 2020 Notes. We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The strike price of the warrant transactions was initially $189.00 per share. Refer to Note 12—Convertible Senior Notes in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

During fiscal 2020, we delivered 1,386,580 shares upon exercise of the warrants under the terms of the warrant agreements. The warrants expired on January 7, 2021.

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $309.84 per share. Refer to Note 12—Convertible Senior Notes in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

82 | FORM 10-K	PART II

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

We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants unless we elect, subject to certain conditions, to settle the warrants in cash. The strike price of the warrant transactions is initially $338.24 per share. Refer to Note 12—Convertible Senior Notes in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial. In future periods, we could be impacted by inflation in foreign markets in which we purchase certain of our raw materials.

PART II	FORM 10-K | 83

Table of

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RH

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RH and its subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

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

84 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Initial Recognition of Investments in the Aspen LLCs

As described in Note 3 and Note 8 to the consolidated financial statements, the Company contributed capital of $99.2 million for its membership interest in three privately held limited liability companies (collectively, the “Aspen LLCs” or the “equity method investees”) that have the purpose of acquiring, developing, operating, and selling certain real estate projects in Aspen, Colorado. As disclosed by management, these investments meet the criteria of variable interest entities (“VIEs”) and are not consolidated. The Company accounts for its investments in the Aspen LLCs using the equity method of accounting because the Company has the ability to exercise significant influence over the VIEs but does not have the power to direct the most significant activities of each Aspen LLC and therefore is not the primary beneficiary. In evaluating if the Company exerts control or significant influence, management considers factors such as the terms and structure of the investment agreement and the legal structure of the investee, including investor voting or other rights, and other agreements with the investee. As of the investment date, management determined the fair value of the underlying assets and liabilities held by the Aspen LLCs for purposes of determining basis differences arising in connection with the investments. The determination of fair value of the underlying real estate assets requires subjectivity and estimates, including the use of various valuation techniques and inputs, such as market price per square foot and assumed capitalization rate.

The principal considerations for our determination that performing procedures relating to the initial recognition of investments in the Aspen LLCs is a critical audit matter are the significant judgment by management (i) when identifying and evaluating terms and conditions in the agreements that impact the primary beneficiary assessment and initial recognition of the investments and (ii) when determining the fair value measurements of the underlying real estate assets. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (i) the initial recognition of the investments and (ii) the significant assumptions related to market price per square foot and assumed capitalization rates used in the fair value measurements of the underlying real estate assets. The audit effort involved professionals with specialized skill and knowledge.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 85

Table of

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of management’s controls over the initial recognition of the investments and over the fair value measurements of the underlying real estate assets. These procedures also included, among others, (i) reading the purchase agreements and evaluating the terms and conditions that impact the primary beneficiary assessment and initial recognition of the investments and (ii) testing management’s process for determining the fair value measurements of the underlying real estate assets. Testing management’s process for determining the fair value measurements included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of underlying data used in the fair value measurements and evaluating the reasonableness of significant assumptions related to market price per square foot and assumed capitalization rates. Professionals with specialized skill and knowledge were used to assist in evaluating the terms and conditions in the agreements that impact initial recognition and in evaluating the related valuation methods and significant assumptions related to market price per square foot and assumed capitalization rates.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 30, 2021

We have served as the Company’s auditor since 2008.

86 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	JANUARY 30,	FEBRUARY 1,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$100,446	$47,658
Accounts receivable—net	59,474	48,979
Merchandise inventories	544,227	438,696
Prepaid expense and other current assets	97,337	61,619
Total current assets	801,484	596,952
Property and equipment—net	1,077,198	967,599
Operating lease right-of-use assets	456,164	410,904
Goodwill	141,100	124,367
Tradenames, trademarks and other intangible assets	71,663	86,022
Deferred tax assets	49,924	45,005
Equity method investments	100,603	—
Other non-current assets	200,177	214,845
Total assets	$2,898,313	$2,445,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$424,422	$330,309
Deferred revenue and customer deposits	280,641	162,433
Convertible senior notes due 2020—net	—	290,532
Operating lease liabilities	71,524	58,924
Other current liabilities	145,045	140,714
Total current liabilities	921,632	982,912
Asset based credit facility	—	—
Equipment promissory notes—net	14,614	31,053
Convertible senior notes due 2023—net	282,956	266,658
Convertible senior notes due 2024—net	281,454	264,982
Non-current operating lease liabilities	448,169	409,930
Non-current finance lease liabilities	485,481	442,988
Other non-current obligations	16,981	28,520
Total liabilities	2,451,287	2,427,043

87 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands, except share amounts)

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of January 30, 2021 and February 1, 2020	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 20,995,387 shares issued and outstanding as of January 30, 2021; 19,236,681 shares issued and outstanding as of February 1, 2020	2	2
Additional paid-in capital	581,897	430,662
Accumulated other comprehensive income (loss)	2,565	(2,760)
Accumulated deficit	(137,438)	(409,253)
Total stockholders’ equity	447,026	18,651
Total liabilities and stockholders’ equity	$2,898,313	$2,445,694

The accompanying notes are an integral part of these Consolidated Financial Statements.

88 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Net revenues	$2,848,626	$2,647,437	$2,505,653
Cost of goods sold	1,523,095	1,552,426	1,520,076
Gross profit	1,325,531	1,095,011	985,577
Selling, general and administrative expenses	858,673	732,180	723,841
Income from operations	466,858	362,831	261,736
Other expenses
Interest expense—net	69,250	87,177	67,769
Goodwill and tradename impairment	20,459	—	32,086
(Gain) loss on extinguishment of debt—net	(152)	6,472	917
Total other expenses	89,557	93,649	100,772
Income before income taxes	377,301	269,182	160,964
Income tax expense	104,598	48,807	25,233
Income before equity method investments	272,703	220,375	135,731
Share of equity method investments losses	(888)	—	—
Net income	$271,815	$220,375	$135,731
Weighted-average shares used in computing basic net income per share	19,668,976	19,082,303	21,613,678
Basic net income per share	$13.82	$11.55	$6.28
Weighted-average shares used in computing diluted net income per share	27,302,268	24,299,034	26,533,225
Diluted net income per share	$9.96	$9.07	$5.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 89

RH

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Net income	$271,815	$220,375	$135,731
Net gains (losses) from foreign currency translation	5,325	(426)	(2,163)
Total comprehensive income	$277,140	$219,949	$133,568

The accompanying notes are an integral part of these Consolidated Financial Statements.

90 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	YEAR ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED			TOTAL
			ADDITIONAL	OTHER	EARNINGS			STOCKHOLDERS'
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			EQUITY
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	(DEFICIT)
Balances—February 3, 2018	21,517,338	$2	$840,765	$(171)	$151,575	20,220,132	$(1,000,326)	$(8,155)
Stock-based compensation	—	—	23,557	—	—	—	—	23,557
Issuance of restricted stock	6,405	—	—	—	—	—	—	—
Vested and delivered restricted stock units	122,177	—	(9,502)	—	—	—	—	(9,502)
Exercise of stock options	882,272	—	44,024	—	—	—	—	44,024
Repurchases of common stock	(2,050,379)	—	—	—	—	2,050,379	(250,243)	(250,243)
Retirement of treasury stock	—	—	(591,519)	—	(658,807)	(22,267,711)	1,250,326	—
Equity component value of convertible note issuance—net	—	—	89,933	—	—	—	—	89,933
Sale of common stock warrant	—	—	51,021	—	—	—	—	51,021
Purchase of convertible note hedge	—	—	(91,857)	—	—	—	—	(91,857)
Impact of Topic 606 adoption	—	—	—	—	(21,036)	—	—	(21,036)
Net income	—	—	—	—	135,731	—	—	135,731
Net losses from foreign currency translation	—	—	—	(2,163)	—	—	—	(2,163)
Balances—February 2, 2019	20,477,813	$2	$356,422	$(2,334)	$(392,537)	2,800	$(243)	$(38,690)
Stock-based compensation	—	—	21,406	—	—	—	—	21,406
Issuance of restricted stock	7,014	—	—	—	—	—	—	—
Vested and delivered restricted stock units	109,062	—	(7,069)	—	—	—	—	(7,069)
Exercise of stock options	643,090	—	27,138	—	—	—	—	27,138
Repurchases of common stock	(2,167,396)	—	—	—	—	2,167,396	(250,032)	(250,032)
Retirement of treasury stock	—	—	(13,180)	—	(237,091)	(2,170,154)	250,271	—
Shares issued in connection with warrant agreements	167,056	—	—	—	—	—	—	—
Equity component value of convertible note issuance—net	—	—	87,070	—	—	—	—	87,070
Sale of common stock warrant	—	—	50,225	—	—	—	—	50,225
Purchase of convertible note hedge	—	—	(91,350)	—	—	—	—	(91,350)
Conversion of convertible senior notes	42	—	—	—	—	(42)	4	4
Net income	—	—	—	—	220,375	—	—	220,375

91 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(In thousands, except share amounts)

	YEAR ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED			TOTAL
			ADDITIONAL	OTHER	EARNINGS			STOCKHOLDERS'
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			EQUITY
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	(DEFICIT)
Net losses from foreign currency translation	—	—	—	(426)	—	—	—	(426)
Balances—February 1, 2020	19,236,681	$2	$430,662	$(2,760)	$(409,253)	—	$—	$18,651
Stock-based compensation	—	—	145,278	—	—	—	—	145,278
Issuance of restricted stock	3,192	—	—	—	—	—	—	—
Vested and delivered restricted stock units	76,602	—	(8,348)	—	—	—	—	(8,348)
Exercise of stock options	292,949	—	14,377	—	—	—	—	14,377
Repurchases of common stock	(600)	—	—	—	—	600	(72)	(72)
Retirement of treasury stock	—	—	(77)	—	—	(617)	77	—
Shares issued in connection with warrant agreements	1,386,580	—	—	—	—	—	—	—
Settlement of convertible senior notes	1,131,645	—	(315,708)	—	—	(1,131,645)	315,708	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(1,131,662)	—	315,713	—	—	1,131,662	(315,713)	—
Net income	—	—	—	—	271,815	—	—	271,815
Net gains from foreign currency translation	—	—	—	5,325	—	—	—	5,325
Balances—January 30, 2021	20,995,387	$2	$581,897	$2,565	$(137,438)	—	$—	$447,026

The accompanying notes are an integral part of these Consolidated Financial Statements.

92 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$271,815	$220,375	$135,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,040	100,739	91,372
Non-cash operating lease cost	64,132	65,195	68,612
Goodwill and tradename impairment	20,459	—	32,086
Asset impairments	6,484	15,168	6,533
Asset held for sale (gain) loss	9,352	(1,529)	8,497
Amortization of debt discount	42,372	46,245	41,868
Accretion of debt discount upon settlement of debt	(84,003)	(70,482)	—
Stock-based compensation expense	145,704	21,832	23,983
Non-cash finance lease interest expense	24,011	22,608	16,785
Product recalls	7,370	(3,517)	6,874
Deferred income taxes	(4,920)	(7,709)	(5,018)
(Gain) loss on extinguishment of debt—net	(152)	6,472	917
Share of equity method investments losses	888	—	—
Other non-cash items	3,998	4,334	4,019
Change in assets and liabilities:
Accounts receivable	(10,485)	(7,309)	(8,583)
Merchandise inventories	(104,621)	93,266	(7,399)
Prepaid expense and other assets	(67,349)	28,404	(88,434)
Landlord assets under construction—net of tenant allowances	(69,508)	(64,300)	(59,001)
Accounts payable and accrued expenses	63,583	7,445	10,148
Deferred revenue and customer deposits	116,205	9,799	8,413
Other current liabilities	43,856	(45,767)	51,214
Current and non-current operating lease liabilities	(58,920)	(77,004)	(70,875)
Other non-current obligations	(19,541)	(25,077)	(18,139)
Net cash provided by operating activities	500,770	339,188	249,603
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(111,126)	(93,623)	(79,992)
Equity method investments	(80,723)	—	—
Acquisition of business and assets	(17,900)	—	—
Deposits on asset under construction	(12,857)	(53,000)
Proceeds from sale of assets	25,006	24,078	—
Net cash used in investing activities	(197,600)	(122,545)	(79,992)

93 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	359,401	322,500	866,500
Repayments under asset based credit facility	(359,401)	(380,000)	(1,008,970)
Borrowings under term loans	—	320,000	—
Repayments under term loans	—	(324,000)	(80,000)
Borrowings under promissory and equipment security notes	12,857	122,000	—
Repayments under promissory and equipment security notes	(34,456)	(16,520)	(31,974)
Debt issuance costs	—	(4,636)	—
Proceeds from issuance of convertible senior notes	—	350,000	335,000
Proceeds from issuance of warrants	—	50,225	51,021
Purchase of convertible note hedges	—	(91,350)	(91,857)
Debt issuance costs related to convertible senior notes	—	(4,818)	(6,349)
Repayments of convertible senior notes	(215,846)	(278,560)	—
Principal payments under finance leases	(12,498)	(9,682)	(6,885)
Repurchases of common stock—including commissions	—	(250,032)	(250,000)
Proceeds from exercise of stock options	14,377	27,138	44,024
Tax withholdings related to issuance of stock-based awards	(8,348)	(7,069)	(9,502)
Net cash used in financing activities	(243,914)	(174,804)	(188,992)
Effects of foreign currency exchange rate translation	157	16	(130)
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	59,413	41,855	(19,511)
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	47,658	5,803	17,907
Beginning of period—restricted cash equivalents (construction related deposits)	—	—	7,407
Beginning of period—cash and cash equivalents	$47,658	$5,803	$25,314
End of period—cash and cash equivalents	100,446	47,658	5,803
End of period—restricted cash equivalents (acquisition related escrow deposits)	6,625	—	—
End of period—cash and cash equivalents and restricted cash equivalents	$107,071	$47,658	$5,803
Cash paid for interest	$27,249	$43,278	$31,154
Cash paid for taxes	74,219	40,126	41,289
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$28,377	$5,161	$7,837
Landlord asset additions in accounts payable and accrued expenses at period-end	19,943	19,640	12,142
Landlord asset additions from unpaid construction related deposits	195	195	2,807
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	68,459	19,503	79,685
Promissory notes forgiven in exchange for assets	65,857	—	—
Conversion of loan receivables into equity method investments	20,219	—	—
Shares issued on settlement of convertible senior notes	(315,708)	—	—
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	315,713	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

94 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

RH, a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” or the “Company”), is a leading luxury retailer in the home furnishings market that offers a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. These products are sold through our retail locations, websites and Source Books.

As of January 30, 2021, we operated a total of 68 RH Galleries and 38 RH outlet stores in 31 states, the District of Columbia and Canada, as well as 14 Waterworks Showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

NOTE 2—ORGANIZATION

The Company was formed on August 18, 2011 and capitalized on September 2, 2011 as a holding company for the purposes of facilitating an initial public offering of common equity and was at such time a direct subsidiary of Home Holdings, LLC, a Delaware limited liability company (“Home Holdings”).

On November 1, 2012, we acquired all of the outstanding shares of capital stock of Restoration Hardware, Inc., a Delaware corporation, and Restoration Hardware, Inc. became our direct, wholly owned subsidiary. Restoration Hardware, Inc. was a direct, wholly owned subsidiary of Home Holdings prior to our initial public offering. Outstanding units issued by Home Holdings under its equity compensation plan, referred to as the Team Resto Ownership Plan, were replaced with our common stock at the time of our initial public offering. These transactions are referred to as the “Reorganization.” On November 7, 2012, we completed our initial public offering.

On December 15, 2016, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change our name to “RH,” effective January 1, 2017.

Recent Developments—COVID-19

The COVID-19 outbreak in the fiscal quarter of fiscal 2020 caused disruption to our business operations. In our initial response to the health crisis we undertook immediate adjustments to our business operations including temporarily closing all of our retail locations and Restaurants, curtailing expenses and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second through fourth fiscal quarters of fiscal 2020 as a result of both the reopening of most of our retail locations and also strong consumer demand for our products. Operational restrictions related to COVID-19 affecting our Galleries and hospitality locations have fluctuated during the fourth quarter of fiscal 2020 and continuing into the first quarter of 2021 based upon changes in local conditions and regulations. As of March 24, 2021 we had reopened all of our Galleries and Outlets, and nine out of ten of our Restaurants although many of our Restaurants were continuing to conduct business under occupancy limitations and other operational restrictions.

Our overall customer demand in specific markets during fiscal 2020 has generally correlated favorably with our customers’ ability to access our Galleries and Outlets. Although our business has strengthened during the period from the second quarter of fiscal 2020 and continuing into the first quarter of fiscal 2021, various constraints in our merchandise supply chain have resulted in some delays in our ability to convert business demand into revenues at normal historical rates. We anticipate that the business conditions related to COVID-19 will continue to adversely affect the capacity of our vendors and supply chain to meet our merchandise demand levels during fiscal 2021. We expect that our supply chain may catch up to demand in the second half of fiscal 2021, but business circumstances and operational conditions in numerous international locations where our vendors operate cannot be predicted with certainty. As a result, the pandemic may continue to adversely affect business operations in these jurisdictions which could in turn have a negative impact on our business and our ability to source products.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 95

In light of the COVID-19 pandemic, we will continue to closely manage our investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near-term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. For example, real estate development counterparties with respect to some of our Gallery developments have withdrawn from these projects as a result of capital or liquidity constraints due to COVID-19 related difficulties, and these and other similar factors may impact the timing or scope of some of our new Galleries including delays in our previous plans to open a number of our international locations.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process.

Fiscal Years

Our fiscal year ends on the Saturday closest to January 31. As a result, our fiscal year may include 53 weeks. The fiscal years ended January 30, 2021 (“fiscal 2020”), February 1, 2020 (“fiscal 2019”) and February 2, 2019 (“fiscal 2018”) each consisted of 52 weeks.

Use of Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Concentration of Credit Risk

We maintain our cash and cash equivalent accounts in financial institutions in both U.S. dollar and Canadian dollar denominations. Accounts at the U.S. institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and accounts at the Canadian institutions are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 Canadian dollars. As of January 30, 2021 and February 1, 2020, and at various times throughout these fiscal years, we had cash in financial institutions in excess of the amount insured by the FDIC and CDIC. We perform ongoing evaluations of these institutions to limit our concentration of credit risk.

Accounts Receivable

Accounts receivable consist primarily of receivables from our credit card processors for sales transactions, receivables related to our contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for doubtful accounts, which is recorded on a specific identification basis. The allowance for doubtful accounts was $3.3 million and $2.2 million as of January 30, 2021 and February 1, 2020, respectively.

Merchandise Inventories

Our merchandise inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method. To determine if the value of inventory should be marked down below original cost, we use estimates to determine the lower of cost or net realizable value, which considers current and anticipated demand, customer preference and the merchandise age. The inventory value is adjusted periodically to reflect current market conditions, which requires judgments that may significantly affect the ending inventory valuation, as well as gross margin. The estimates used in inventory valuation are lower of cost or net realizable value reserves and obsolescence (including excess and slow-moving inventory). In addition, we estimate and accrue for inventory shrinkage.

96 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Our inventory reserves contain uncertainties that require us to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We adjust inventory reserves for net realizable value and obsolescence based on trends, aging reports, specific identification and estimates of future retail sales prices.

Reserves for shrinkage are estimated and recorded throughout the year as a percentage of shipped sales for the direct channels, and as a percentage of cost of goods sold for the outlet business, based on historical shrinkage results, current inventory levels and results of statistical sampling, where applicable. Actual shrinkage is recorded throughout the year based upon periodic physical inventory counts. Actual inventory shrinkage and obsolescence can vary from estimates due to factors including the volume of inventory movement and execution against loss prevention initiatives in our distribution centers, home delivery center locations, off-site storage locations and with our third-party transportation providers.

Our inventory reserve balances were $23.8 million and $25.6 million as of January 30, 2021 and February 1, 2020, respectively.

Product Recalls

During fiscal 2020, fiscal 2019 and fiscal 2018, we initiated product recalls for certain of our products, as well as adjusted accruals related to certain product recalls previously initiated due to changes in estimates based on customer response and vendor and insurance recoveries. Product recalls had the following effect on our income before income taxes (in thousands):

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
(Increase) decrease to net revenues	$1,373	$(391)	$4,733
Increase (decrease) to cost of goods sold	4,554	(3,372)	(4,139)
(Increase) decrease to gross profit	5,927	(3,763)	594
Increase (decrease) to selling, general and administrative expenses	1,443	(225)	1,025
(Increase) decrease to income before income taxes	$7,370	$(3,988)	$1,619

The product recall accrual as of January 30, 2021 and February 1, 2020 was $8.2 million and $2.1 million, respectively, and is included in other current liabilities on the consolidated balance sheets.

Advertising Expenses

Advertising expenses primarily represent the costs associated with our catalog mailings, as well as print and website marketing. Total advertising expense, which is recorded in selling, general and administrative expenses on the consolidated statements of income, was $58.8 million, $107.6 million and $97.0 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Our advertising expenses may vary due to the timing and volume of our Source Book circulation.

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

We had $19.1 million and $13.7 million of capitalized catalog costs as of January 30, 2021 and February 1, 2020, respectively, which are included in prepaid expense and other current assets on the consolidated balance sheets.

Website and Print Advertising

Website and print advertising expenses, which include e-commerce advertising, web creative content and direct marketing activities such as print media, radio and other media advertising, are expensed as incurred or upon the release of the content or the initial advertisement.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 97

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

We expense all internal-use software costs incurred in the preliminary project stage and capitalize certain direct costs associated with the development and purchase of internal-use software, including external costs of materials and services and internal payroll costs related to the software project, within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally between three and ten years.

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made and activities are in progress to prepare the asset for its intended use. We capitalized interest of $5.6 million, $4.9 million and $3.1 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. During fiscal 2020, fiscal 2019 and fiscal 2018, $5.3 million, $3.7 million and $2.7 million, respectively, of the $5.6 million, $4.9 million and $3.1 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount.

Land purchases are recorded at cost and are non-depreciable assets.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For further discussion regarding the impairment accounting policy refer to “Impairment—Long-Lived Assets” below.

Asset Held for Sale

Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell, and we cease depreciating the asset.

Lease Accounting

We lease nearly all of our retail and outlet store locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. The initial lease terms of our real estate leases generally range from ten to fifteen years, and certain leases contain renewal options for up to an additional 25 years, the exercise of which is at our sole discretion. We also lease certain equipment with lease terms generally ranging from three to seven years. Our lease agreements generally do not contain any material residual value guarantees or material restrictions or covenants.

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

We sublease certain real estate locations to third parties under operating leases and recognize rental income received on a straight-line basis over the lease term, which is recorded as an offset to selling, general and administrative expenses on the consolidated statements of income.

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

98 | FORM 10-K	PART II — FINANCIAL STATEMENTS

In the case of leases with associated construction, tenant allowances are provided for us to design and build the leased asset. Tenant allowances received from landlords during the construction phase of a leased asset and prior to lease commencement are recorded as cash and cash equivalents with an offset recorded in other non-current assets (to the extent we have incurred related capital expenditure for construction costs) or in other current liabilities (to the extent that payments are received prior to capital construction expenditures by us) on the consolidated balance sheets. After the leased asset is constructed and the lease commences, we reclassify the tenant allowance from other non-current assets or other current liabilities to lease right-of-use assets on the consolidated balance sheets, and such allowances are amortized over the reasonably certain lease term.

Lease Classification

Certain of our real estate and equipment leases are classified as finance leases. Lease characteristics that we evaluate to determine lease classification include, but are not limited to, the reasonably certain lease term, the economic life and fair value of the leased asset. Lease related assets under such classification are included in “finance lease right-of-use assets” within property and equipment—net on the consolidated balance sheets.

Leases that do not meet the definition of a finance lease are considered operating leases. Lease related assets classified as operating leases are included in operating lease right-of-use assets on the consolidated balance sheets.

Reasonably Certain Lease Term

In recognizing the lease right-of-use assets and lease liabilities, we utilize the lease term for which we are reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. At lease commencement, we evaluate whether it is reasonably certain to exercise available options based on consideration of a variety of economic factors and the circumstances related to the leased asset. Factors considered include, but are not limited to, (i) the contractual terms compared to estimated market rates, (ii) the uniqueness or importance of the asset or its location, (iii) the potential costs of obtaining an alternative asset, (iv) the potential costs of relocating or ceasing use of the asset, including the consideration of leasehold improvements and other invested capital, and (v) any potential tax consequences.

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

Leases, or lease extensions, with a term of twelve months or less are not recorded on the consolidated balance sheets, and we recognize lease expense for these leases on a straight-line basis over the lease term.

Lease Payments

The majority of our real estate lease agreements include minimum rent payments which are subject to stated lease escalations over the lease term and eligible renewal periods. These stated fixed payments, through the reasonably certain lease term, are included in our measurement of the lease right-of-use assets and lease liabilities upon lease commencement.

Certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels. Additionally, certain lease agreements include rental payments based solely on a percentage of retail sales. Due to the variable and unpredictable nature of such payments, we do not recognize a lease right-of-use asset and lease liability related to such payments. Estimated variable rental payments are included in accounts payable and accrued expenses on the consolidated balance sheets in the period they are incurred and until such payments are made, and the related lease cost is included in cost of goods sold on the consolidated statements of income.

We have a small group of real estate leases that include rental payments periodically adjusted for inflation (e.g., based on the consumer price index). We include these variable payments in the initial measurement of the lease right-of-use asset and lease liability according to the index or rate at the commencement date and incorporates adjustments to rental payments in future periods if such increases have a minimum rent escalation (e.g., floor). Changes due to differences between the variable lease payments estimated at least commencement and actual amounts incurred are recognized in the consolidated statements of income in the period such costs are incurred.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 99

Lease concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or our obligations as the lessee are accounted for as if no change to the lease contract were made. Under this approach, we recognize a separate non-interest bearing payable for any deferred payments in the concession period, which is recorded in accounts payable and accrued expenses on the consolidated balance sheets, and there is no change to the recognized lease expense on the consolidated statements of income. We account for COVID-19 related rent abatements as variable lease payments on the consolidated statements of income. Lease concessions for operating and finance lease agreements included in accounts payable and accrued expenses on the consolidated balance sheets as of January 30, 2021 were $4.6 million.

Incremental Borrowing Rate

As our real estate leases and most of our equipment leases do not include an implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of lease payments at the commencement date. The IBR is computed as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the total lease payments in a similar economic environment. We utilize our asset based credit facility as the basis for determining the applicable IBR for each lease. We estimate the incremental borrowing rate for each lease primarily by reference to yield rates on debt issuances by companies of a similar credit rating, the weighted-average lease term and adjustments for differences between the yield rates and the actual term of the credit facility. In determining the yield rates, for Design Galleries we utilize market information on the lease commencement date and for leases other than new Design Galleries, we utilize market information as of the beginning of the quarter in which the lease commenced.

Fair Value

We determine the fair value of the underlying asset, considering lease components such as land and building, for purposes of determining the lease classification and allocating our contractual rental payments to the lease components. The fair value of the underlying asset and lease components also impact the evaluation and accounting for assets held for sale and sale-leaseback transactions. The fair value assessments may materially impact our financial position related to certain Design Galleries or distribution center facilities.

The determination of fair value requires subjectivity and estimates, including the use of multiple valuation techniques and uncertain inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. Where real estate valuation expertise is required, we obtain independent third-party appraisals to determine the fair value of the underlying asset and lease components. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.

Construction Related Activities

We are often involved in the construction of leased stores for our new Design Galleries. Upon construction commencement, we evaluate whether or not we, as lessee, control the asset being constructed and, depending on the extent to which we are involved, we may be the “deemed owner” of the leased asset for accounting purposes during the construction period under a build-to-suit arrangement.

If we are the “deemed owner” for accounting purposes, upon commencement of the construction project we are required to capitalize (i) costs incurred by us and (ii) the cash and non-cash assets contributed by the landlord for construction as property and equipment on our consolidated balance sheets as build-to-suit assets, with an offsetting financing obligation under build-to-suit lease transactions. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord to those responsible for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of the consolidated statements of cash flows. Over the lease term, these non-cash additions to property and equipment do not impact our cash outflows, nor do they impact net income on the consolidated statements of income.

Upon completion of the construction project where we are the deemed owner, we perform a sale-leaseback analysis to determine if we can derecognize the build-to-suit asset and corresponding financing obligation. If the asset and liability cannot be derecognized, we account for the agreement as a debt-like arrangement.

100 | FORM 10-K	PART II — FINANCIAL STATEMENTS

If we are involved in a debt-like arrangement for a non-real estate asset under construction for which we plan to lease such asset upon construction completion and make deposits during the construction period, we recognize the related deposits as “Deposits on asset under construction” within other non-current assets on the consolidated balance sheets (refer to Note 4—Prepaid Expense and Other Assets). In the event we execute promissory notes related to the deposits, such promissory notes are recorded as “Promissory notes on asset under construction” within other current liabilities on the consolidated balance sheets (refer to Note 9—Accounts Payable, Accrued Expenses and Other Current Liabilities). We recognize the constructive disbursements and receipts of such debt-like arrangements on a gross basis on the consolidated statements of cash flows within cash flows from investing activities and cash flows from financing activities, respectively.

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

Sale-Leaseback Activities

We occasionally enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell the property to a third party and agrees to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, we evaluate whether it has transferred control to the third party in accordance with the guidance set forth in Topic 606.

If the transfer of the asset is a sale at market terms, we recognize the transaction price for the sale based on the cash proceeds received, derecognize the carrying amount of the underlying asset and recognize a gain or loss in the consolidated statements of income for any difference between the carrying value of the asset and the transaction price. We then account for the leaseback in accordance with our lease accounting policy.

If the transfer of the asset is determined not to be a sale, we account for the transaction as a financing arrangement. We continue to present the asset within property and equipment—net on the consolidated balance sheets and recognize a non-current obligation on the consolidated balance sheets for the transaction price, with the financial liability measured in accordance with other applicable GAAP.

Intangible Assets

Intangible assets reflect the value assigned to tradenames, trademarks, domain names and other intangible assets. The cost of purchasing transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses are capitalized as an intangible asset. We do not amortize our intangible assets as we define the life of these assets as indefinite.

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

We perform our annual goodwill impairment testing in the fourth fiscal quarter by comparing the fair value of a reporting unit with its carrying amount, limited to the total amount of goodwill of the reporting unit. We will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 101

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

A reporting unit is an operating segment, or a business unit one level below that operating segment for which discrete financial information is prepared and regularly reviewed by the Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer. We have deemed RH Segment and Waterworks to be the reporting units for which goodwill is independently tested, as these operating segments are the lowest level for which discrete financial information is prepared and regularly reviewed by the CODM.

RH Segment Reporting Unit

During fiscal 2020, fiscal 2019 and fiscal 2018, we reviewed the RH Segment reporting unit goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount for fiscal 2020, fiscal 2019 and fiscal 2018, and therefore we did not recognize goodwill impairment with respect to the RH Segment in any such fiscal year.

Waterworks Reporting Unit

During the fourth fiscal quarter of 2018, we conducted our annual strategic planning process. Based upon the outcome of this process, we identified indicators that there could be an impairment of the Waterworks reporting unit. These indicators included (i) an updated long-range financial plan provided by the Waterworks segment leadership team that indicated a reduction of revenues and EBITDA as compared to prior long-range financial plans, (ii) a review of the strategic initiatives of the Waterworks segment and (iii) the Waterworks segment not achieving revenue and operating income objectives compared to plans.

In determining the Waterworks reporting unit estimated fair value using the income approach in fiscal 2018, we projected future cash flows based on our estimates and long-term plans and applied a discount rate based on a weighted-average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, the impact of updated tax legislation and other subjective inputs. In determining the Waterworks reporting unit estimated fair value using the market approach, we considered assumptions that we believe market participants would use in valuing the Waterworks reporting unit, based on EBITDA multiples and including the application of a control premium. For purposes of this analysis, we weighted the results 80% towards the income approach and 20% towards the market approach.

Based on the estimated fair value of the Waterworks reporting unit as of the assessment date in fiscal 2018, the Waterworks reporting unit goodwill was fully impaired in the fourth quarter of fiscal 2018. The impairment is recorded in goodwill and tradename impairment on the consolidated statements of income.

Tradenames, Trademarks and Other Intangible Assets

We annually evaluate whether tradenames, trademarks and other intangible assets continue to have an indefinite life. Intangible assets are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

102 | FORM 10-K	PART II — FINANCIAL STATEMENTS

We qualitatively assess indefinite-lived intangible assets to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If tradenames, trademarks and other intangible assets are not qualitatively assessed or if such intangible assets are qualitatively assessed and it is determined it is not more likely than not that the asset’s fair value is greater than its carrying amount, an impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology, which requires judgments that may significantly affect the ending asset valuation. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, our plans for future operations, brand initiatives, recent results of operations and projected future cash flows.

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

RH Segment Reporting Unit

During fourth quarters of fiscal 2020, 2019 and 2018, we qualitatively assessed the indefinite-lived intangible assets of the RH Segment reporting unit for impairment and determined it was more likely than not that the fair value of the assets were greater than their carrying amounts. Based on the qualitative tests performed in each fiscal year, we did not perform quantitative impairment tests in any year. We did not recognize any impairment with respect to intangible assets for the RH Segment reporting unit in fiscal 2020, fiscal 2019 and fiscal 2018.

Waterworks Reporting Unit

During the fourth quarter of fiscal 2018, we updated the fiscal 2019 budget and financial projections beyond fiscal 2019 for the Waterworks reporting unit. There were certain factors that caused the key financial inputs for the tradename valuation model to significantly decrease from the previous inputs, the most significant of which was a reduction of future forecasted net revenues resulting from an expected shift in product mix, challenges in continuing to grow the showrooms business and supply chain constraints.

These factors arising during the fourth quarter of fiscal 2018 had a significant and negative impact on the estimated future cash flows of the Waterworks reporting unit. In connection with the goodwill impairment test performed for the Waterworks reporting unit in fiscal 2018, described above, we performed an impairment test on the tradename allocated to the reporting unit which utilized the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, our significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues. Based on the quantitative impairment test performed and the result of changes in forecasted revenues and the valuation assumption around future royalty rates, we concluded that the Waterworks reporting unit tradename was impaired as of February 2, 2019. As a result, we recognized a $14.6 million non-cash impairment with respect to the tradename for the Waterworks reporting unit in fiscal 2018, which was recorded in goodwill and tradename impairment on the consolidated statements of income.

During the fourth quarter of fiscal 2019, we performed our annual impairment procedures on the Waterworks tradename utilizing the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, our significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues. Based on the quantitative impairment test performed, we did not recognize any impairment with respect to the Waterworks reporting unit tradename.

During the first quarter of fiscal 2020, as a result of the COVID-19 health crisis and related showroom closures, we updated the long-term financial projections for the Waterworks reporting unit which resulted in a significant decrease in forecasted revenues and profitability. We performed an interim impairment test on the Waterworks tradename and the estimated future cash flows of the Waterworks reporting unit indicated the fair value of the tradename asset was below its carrying amount. We determined fair value utilizing a discounted cash flow methodology under the relief-from-royalty method. Significant assumptions under this method include forecasted net revenues and the estimated royalty rate, expressed as a percentage of revenues, in addition to the discount rate based on the weighted-average cost of capital. Based on the impairment test performed, we concluded that the Waterworks tradename was impaired as of May 2, 2020. As a result, we recognized a $20.5 million non-cash impairment charge for the Waterworks tradename in the first quarter of fiscal 2020. The impairment charge was recorded in goodwill and tradename impairment on the consolidated statements of income.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 103

During the fourth quarter of fiscal 2020, we performed our annual impairment procedures on the tradename allocated to the Waterworks reporting unit which utilized the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, our significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues. Based on the quantitative impairment test performed, we did not recognize any further impairment with respect to the Waterworks reporting unit tradename. The carrying value of the Waterworks indefinite-lived tradename asset as of January 30, 2021 was $17.0 million.

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

Since there is typically no active market for our long-lived assets, we estimate fair values based on the expected future cash flows of the asset or asset group, using a discount rate commensurate with the related risk. The estimate of fair value requires judgments that may significantly affect the ending asset valuation. Future cash flows are estimated based on gallery-level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside of our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

During the first quarter of fiscal 2020, as a result of the COVID-19 health crisis and related showroom closures, we performed an impairment review of long-lived assets at the individual gallery level. As a result of such analysis, we recognized long-lived asset impairment charges of $3.5 million related to one RH Baby & Child Gallery and one Waterworks showroom, comprising lease right-of-use asset impairment of $2.0 million and property and equipment impairment of $1.5 million. Except as noted above, we did not record impairment for long-lived tangible assets at the individual gallery level in fiscal 2020, fiscal 2019 and fiscal 2018.

Due to certain distribution center closures and business line integrations in fiscal 2019 and fiscal 2018, we recorded impairment for certain corporate assets and other long-lived assets as discussed below under “Distribution Center and Home Delivery Location Center Closures” and “RH Contemporary Art Impairment.” No additional impairment has been recorded for corporate assets and other long-lived assets in fiscal 2019 and fiscal 2018.

Distribution Center and Home Delivery Location Center Closures

In fiscal 2019, we initiated and executed a plan to consolidate certain of our home delivery location centers. We recorded operating lease right-of-use asset impairment associated with this effort of $1.3 million in fiscal 2019. In fiscal 2020, we recorded additional operating lease right-of-use asset impairment associated with this effort of $0.9 million resulting from an update to both the timing and the amount of future estimated lease related cash inflows based on present market conditions, which is included in selling, general and administrative expenses on the consolidated statements of income.

During the third quarter of fiscal 2018, we initiated and executed a plan to close our distribution center located in Essex, MD. As a result of the distribution center closure, we incurred restructuring related costs in the RH Segment in fiscal 2018, including a lease impairment charge of $2.2 million and a loss on disposal of capitalized property and equipment of $0.2 million, as well as costs for employee termination benefits of $0.2 million. The impact to selling, general and administrative expenses on the consolidated statements of income was $2.6 million, which represents the total charges incurred with this distribution center closure. We did not incur any charges in fiscal 2020 and fiscal 2019 and do not expect to incur additional charges in the future associated with this distribution center closure.

During the first quarter of fiscal 2018, we recognized a $0.8 million reversal of an estimated loss on disposal of assets due to negotiations of the sales price being finalized. We did not incur any charges in fiscal 2020 and fiscal 2019 and do not expect to incur additional charges in the future associated with this asset disposal.

104 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH Contemporary Art Impairment

In fiscal 2016, we initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and no longer operates RHCA as a separate division. We recorded additional operating lease right-of-use asset impairment associated with RHCA of $4.6 million and $3.4 million during fiscal 2019 and fiscal 2018, respectively. These impairment charges, which are recorded in the RH Segment, resulted from an update to both the timing and the amount of future estimated lease related cash inflows based on present market conditions, which is included in selling, general and administrative expenses on the consolidated statements of income.

Equity Method Investments

Our consolidated financial statements present the results of operations and the financial position of RH and subsidiaries in which we have a controlling financial interest as if the consolidated group were a single economic entity. When we have a variable interest in another legal entity, we evaluate whether that legal entity is within the scope of the variable interest entity (“VIE”) model and, if so, whether we are the primary beneficiary of the VIE. We evaluate a legal entity for consolidation under the VIE model if no scope exceptions apply and, by design, the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any of the characteristics of a controlling financial interest.

We consolidate a VIE if our involvement indicates that we are the primary beneficiary. We would be the primary beneficiary of a VIE if we have both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The determination of the power to direct the activities that most significantly impact economic performance requires judgement and is impacted by numerous factors including the purpose of the VIE, contractual rights and obligations of the variable interest holders, and mechanisms for the resolution of disputes among the variable interest holders. We account for investments under the equity method of accounting when we are not the primary beneficiary with a controlling financial interest but we have significant influence over the operations of the investee. In evaluating if we exert control or significant influence we consider factors such as the terms and structure of the investment agreement and the legal structure of the investee, including investor voting or other rights, and other agreements with the investee.

During fiscal 2020, we were admitted as a non-managing member in three privately-held limited liability companies (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) that have the purpose of acquiring, developing, operating, and selling certain real estate projects in Aspen, Colorado. The Aspen LLCs are financed by capital contributions from the members on an as-needed basis, as well as via third-party debt secured by the underlying real estate projects. Each Aspen LLC is designed to require future additional subordinated financial support to finance its activities and thus is qualitatively determined to be a VIE due to insufficient equity investment at risk. The decisions of each Aspen LLC are made by a managing member not under common control with us, and we hold consent rights with respect to certain major decisions that represent some, but not all, of the most significant activities of each Aspen LLC. As we are not the managing member and do not have the ability to liquidate the Aspen LLCs or otherwise remove the managing member, we do not have the power to direct the most significant activities of each Aspen LLC and therefore are not the primary beneficiary.

Each Aspen LLC maintains a specific ownership account for each member, similar to a partnership capital account structure. We account for our investments in the Aspen LLCs using the equity method of accounting because we do not have a controlling financial interest but have the ability to exercise significant influence over the Aspen LLCs. Our investments are presented as equity method investments on the consolidated balance sheets and our proportionate share of earnings or losses of the Aspen LLCs are included in equity method investments losses on the consolidated statements of income. We did not elect the fair value option and the equity method investments are initially measured at cost.

As of our initial investment date, we determine the fair value of the underlying assets and liabilities held by the Aspen LLCs for purposes of determining whether or not we have basis differences arising in connection with our investment. The determination of fair value of the underlying real estate assets requires subjectivity and estimates, including the use of various valuation techniques and Level 3 inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. If specialized expertise is required we obtain independent third-party appraisals to determine the fair value of the underlying assets and liabilities. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 105

The carrying amount of our investments in the Aspen LLCs differs from our underlying equity in the net assets of the Aspen LLCs, resulting in equity method basis differences upon our investment, related to the real estate assets. We account for these basis differences as if the Aspen LLCs were consolidated subsidiaries, thereby affecting the determination of the amount of our share of earnings or losses of the equity method investments.

The operating agreements for each Aspen LLC specifies distributions from operations and upon liquidation that may be disproportionate to the members’ relative ownership percentages. Distributions are made to the members in proportion to, and in repayment of, various categories of capital contributions plus certain preferred returns, after which distributions are made to the members in proportion to their membership interests. To reflect the substance of these arrangements, we measure our proportionate share of the earnings or losses of each Aspen LLC using the hypothetical liquidation at book value (“HLBV”) method, which is a balance sheet oriented approach to determining our share of earnings or losses of the equity method investments that reflects changes in our claims to the net assets of each Aspen LLC. Due to the presence of basis differences and liquidation preferences, we use the recast financial statements approach in applying the HLBV method whereby we recast the financial statements of each Aspen LLC to reflect our perspective or basis (thus eliminating the basis differences) when determining our share of the Aspen LLCs earnings or losses. Our proportionate share of earnings or losses of the equity method investments follow the Aspen LLCs’ distribution priorities, which may change upon the achievement of certain investment return thresholds. Our equity method investment balance is subsequently adjusted for our share of the Aspen LLCs’ earnings and losses, cash contributions and distributions.

We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.

Deferred Financing Fees and Debt Issuance Costs

Deferred financing fees related to the asset based credit facility are included in other non-current assets on the consolidated balance sheets and are amortized utilizing the straight-line method. Debt issuance costs are recorded as a contra-liability and are presented net against the respective debt balance on the consolidated balance sheets and are amortized utilizing the effective interest method over the expected life of the respective debt. Amortization of deferred financing fees and debt issuance costs are included in interest expense—net on the consolidated statements of income.

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

We recognize shipping and handling fees as activities to fulfill the promise to transfer the merchandise to customers. We apply this policy consistently across all of our distribution channels. In instances where revenue is recognized for the related merchandise upon delivery to customers, the related costs of shipping and handling activities are accrued for in the same period. In instances where revenue is recognized for the related merchandise prior to delivery to customers (i.e., revenue recognized upon shipment), the related costs of shipping and handling activities are accrued for in the same period. Costs of shipping and handling are included in cost of goods sold.

Sales tax collected is not recognized as revenue but is included in accounts payable and accrued expenses on the consolidated balance sheets as it is ultimately remitted to governmental authorities.

Our customers may return purchased items for a refund. Projected merchandise returns, which are often resalable merchandise, are reserved on a gross basis based on historical return rates. The allowance for sales returns is presented within other current liabilities and the estimated value of the right of return asset for merchandise is presented within prepaid expense and other assets on the consolidated balance sheets.

Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

106 | FORM 10-K	PART II — FINANCIAL STATEMENTS

A summary of the allowance for sales returns is as follows (in thousands):

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Balance at beginning of fiscal year	$19,206	$19,821	$10,565
Impact of Topic 606 adoption	—	—	5,862
Provision for sales returns	133,226	107,811	112,218
Actual sales returns	(126,873)	(108,426)	(108,824)
Balance at end of fiscal year	$25,559	$19,206	$19,821

We adopted Topic 606 in fiscal 2018 using the modified retrospective transition method and recorded a decrease to opening retained earnings of $21.0 million, inclusive of the tax impact, as shown on the consolidated statements of stockholders’ equity (deficit).

Deferred Revenue and Customer Deposits

We defer revenue associated with merchandise delivered via the home-delivery channel, which is included as deferred revenue and customer deposits on the consolidated balance sheets while in-transit, in instances where we recognize revenue when the merchandise is delivered to customers. Deferred revenue also includes the unrecognized portion of the annual RH Members Program fee. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year.

Customer deposits represent payments made by customers on custom orders. At the time of purchase we collect deposits for all custom orders equivalent to 50% of the purchase price. Custom order deposits are recognized as revenue when the customer obtains control of the merchandise.

We expect that substantially all of the deferred revenue and customer deposits as of January 30, 2021 will be recognized within the next six months as the performance obligations are satisfied, and membership fees will be recognized over the membership period.

Gift Cards

We sell gift cards to our customers in our stores and through our websites and product catalogs. Such gift cards and merchandise credits do not have expiration dates. We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During fiscal 2020, fiscal 2019 and fiscal 2018, we recognized $16.2 million, $19.8 million and $21.6 million, respectively, of revenue related to previous deferrals related to our gift cards. Customer liabilities related to gift cards was $19.2 million and $16.6 million as of January 30, 2021 and February 1, 2020, respectively.

We recognize breakage associated with gift cards proportional to actual gift card redemptions. Breakage of $1.8 million, $1.6 million and $1.5 million was recorded in net revenues in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

We expect that approximately 75% of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

Self Insurance

We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of our health care coverage for employees, we have a managed self insurance program related to claims filed. Expenses related to this self insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. We had liabilities of $2.6 million and $2.2 million related to health care coverage as of January 30, 2021 and February 1, 2020, respectively.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 107

We carry workers’ compensation insurance subject to a deductible amount for which we are responsible on each claim. We had liabilities of $4.5 and $4.7 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of January 30, 2021 and February 1, 2020, respectively.

Stock-Based Compensation

We recognize the fair value of stock-based awards as compensation expense over the requisite service period and include the expense within selling, general and administrative expenses on the consolidated statements of income.

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

Cost of Goods Sold

Cost of goods sold includes, but is not limited to, the direct cost of purchased merchandise, inventory reserves and write-downs, inventory shrinkage, inbound freight, all freight costs to get merchandise to our retail and outlet locations, design and buying costs, occupancy costs related to retail operations and supply chain, such as rent, utilities, depreciation and amortization and all logistics costs associated with shipping product to customers, property tax and common area maintenance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll related expenses, retail related expenses other than occupancy, and the expense related to the operations at our corporate headquarters, including rent, utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes catalog production, mailing and print advertising costs. All retail pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred.

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

Treasury Stock

We record our purchases of treasury stock at cost as a separate component of stockholders’ equity (deficit) in the consolidated financial statements. Upon retirement of treasury stock, we allocate the excess of the purchase price over par value to additional paid-in capital subject to certain limitations with any remaining purchase price allocated to retained earnings (accumulated deficit).

108 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to it, other than changes in the tax law or rates which have not yet been enacted and which are not permitted to be considered. Accordingly, we may record a valuation allowance to reduce our net deferred tax assets to the amount that is more-likely-than-not to be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based upon our best estimate of the recoverability of our net deferred tax assets. Future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, and the amount of the allowance is subject to adjustment in the future. Specifically, in the event we were to determine that it is not more-likely-than-not able to realize our net deferred tax assets in the future, an adjustment to the valuation allowance would decrease income in the period such determination is made. This allowance does not alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income.

The accounting standard for uncertainty in income taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Differences between tax positions taken in a tax return and amounts recognized in the financial statements generally result in an increase in liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of income.

Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. Other comprehensive income consist of net gains (losses) on foreign currency translation, which includes intercompany gains and losses, and is presented net of tax.

Foreign Currency Translation

Local currencies are generally considered the functional currency for entities outside the United States. Assets and liabilities denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheets, and revenues and expenses are translated at average rates of exchange for the period. The related translation gains (losses) are reflected in the accumulated other comprehensive income section on the consolidated statements of stockholders’ equity (deficit). Transaction gains and losses resulting from intercompany balances of a long-term investment nature are also classified as accumulated other comprehensive income. Foreign currency gains (losses) resulting from foreign currency transactions are included in selling, general and administrative expenses on the consolidated statements of income and are not material for all periods presented.

Recently Issued Accounting Standards

New Accounting Standards or Updates Adopted

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 109

We adopted the ASU as of February 2, 2020 using a prospective method. We capitalize implementation costs related to hosted arrangements, which typically include specified service terms with additional renewal periods. The related assets are recorded within other non-current assets on our consolidated balance sheets, net of accumulated amortization for assets placed in service. The amortization of assets placed in service is recorded in either cost of goods sold or selling, general and administrative expenses, consistent with the costs of the hosting arrangement, on the consolidated statements of income on a straight-line basis over the term of the hosting arrangement, which includes reasonably certain renewal periods. The adoption of the ASU did not have a material effect on our consolidated financial statements. Refer to Note 4—Prepaid Expense and Other Assets.

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

Accounts receivable consist primarily of receivables from our credit card processors for sales transactions, receivables related to our contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for doubtful accounts as a result of the assessment of the collectability of customer accounts, which is recorded by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $3.3 million and $2.2 million as of January 30, 2021 and February 1, 2020, respectively.

We adopted the ASUs as of February 2, 2020 using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings. We did not recognize a cumulative-effect adjustment upon adoption as the ASUs did not have a material effect on our consolidated financial statements.

New Accounting Standards or Updates Not Yet Adopted

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

110 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Prepaid expense and other current assets	$42,079	$30,875
Capitalized catalog costs	19,067	13,740
Promissory note receivable, including interest (1)	13,569	—
Vendor deposits	12,519	11,258
Right of return asset for merchandise	7,453	5,746
Acquisition related escrow deposits	2,650	—
Total prepaid expense and other current assets	$97,337	$61,619

(1)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 8—Equity Method Investments.

Other non-current assets consist of the following (in thousands):

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Landlord assets under construction—net of tenant allowances	$135,531	$122,679
Initial direct costs prior to lease commencement	36,770	15,636
Capitalized cloud computing costs—net (1)	7,254	—
Other deposits	5,287	5,157
Acquisition related escrow deposits	3,975	—
Deferred financing fees	1,525	2,602
Deposits on asset under construction	—	60,000
Promissory note receivable, including interest	—	5,354
Other non-current assets	9,835	3,417
Total other non-current assets	$200,177	$214,845

(1)	Presented net of accumulated amortization of $0.5 million as of January 30, 2021.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 111

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Finance lease right-of-use assets (1)	$844,832	$734,425
Leasehold improvements (2)	340,546	318,313
Computer software	143,571	138,328
Furniture, fixtures and equipment	92,736	79,575
Machinery, equipment and aircraft	67,080	66,228
Building and building improvements (3)	43,193	33,370
Built-to-suit property	24,881	2,882
Land	9,059	6,061
Total property and equipment	1,565,898	1,379,182
Less—accumulated depreciation and amortization (4)	(488,700)	(411,583)
Total property and equipment—net	$1,077,198	$967,599
(1)	Refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 11—Leases.
(2)	Leasehold improvements include construction in progress of $31.7 million and $16.0 million as of January 30, 2021 and February 1, 2020, respectively.
(3)	Building and building improvements as of January 30, 2021 includes $40.2 million of owned buildings under construction related to future Design Galleries.
(4)	Includes accumulated amortization related to finance lease right-of-use assets of $133.0 million and $92.3 million as of January 30, 2021 and February 1, 2020, respectively. Refer to Note 11—Leases.

We recorded depreciation and amortization of property and equipment, excluding amortization for finance lease right-of-use assets, of $58.7 million, $63.7 million and $62.6 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

NOTE 6—BUSINESS COMBINATIONS

On August 28, 2020, we acquired a business for total consideration of $15.0 million funded through available cash, of which $1.9 million was deposited into an escrow account for any potential post-closing adjustments. We have deposited into escrow an additional $5.0 million, which represents a deferred acquisition related payment subject to mutually agreed to conditions and expected to be paid over two years.

On December 7, 2020, we acquired the net assets of a business for $4.7 million funded through available cash, of which $0.5 million was deposited into an escrow account for any potential post-closing adjustments. Additional consideration of $4.6 million is expected to be paid over five years.

We believe that these additions to the RH platform further position us as a leader in the luxury design market as we continue to enhance the RH product assortment.

During fiscal 2020, we incurred acquisition-related costs associated with these transactions such as financial, legal and accounting advisors, as well as employment related costs, which are included in selling, general and administrative expenses on the consolidated statements of income.

112 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The following table summarizes the purchase price allocation based on the fair value of the assets acquired and liabilities assumed (in thousands):

Goodwill	$16,689
Tradename	4,800
Tangible assets acquired and liabilities assumed—net	(1,839)
Total	$19,650

The tradename has been assigned an indefinite life and therefore is not subject to amortization. The goodwill, included in the RH Segment, is representative of the benefits and expected synergies from the integration of the acquired companies’ products, leadership team and employees, which do not qualify for separate recognition as an intangible asset. The tradename and goodwill are expected to be deductible for tax purposes.

Results of operations of the acquired companies have been included in our consolidated statements of income since their respective acquisition dates. Pro forma results of the acquired businesses have not been presented as the results were not considered material to our consolidated financial statements for all periods presented and would not have been material had the acquisitions occurred at the beginning of fiscal 2020.

NOTE 7—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the fiscal 2020 goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (in thousands):

				FOREIGN
	FEBRUARY 1,			CURRENCY	JANUARY 30,
	2020	ACQUISITION	IMPAIRMENT	TRANSLATION	2021
RH Segment
Goodwill	$124,367	$16,689	$—	$44	$141,100
Tradenames, trademarks and other intangible assets	48,563	6,100	—	—	54,663
Waterworks
Tradename (1)	37,459	—	(20,459)	—	17,000
(1)	Presented net of an impairment charge of $35.1 million, with $20.5 million recorded in the first quarter of fiscal 2020 and $14.6 million recorded in fiscal 2018.

The following sets forth the fiscal 2019 goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (in thousands):

		FOREIGN
	FEBRUARY 2,	CURRENCY	FEBRUARY 1,
	2019	TRANSLATION	2020
RH Segment
Goodwill	$124,379	$(12)	$124,367
Tradenames, trademarks and other intangible assets	48,563	—	48,563
Waterworks (1)
Tradename (2)	37,459	—	37,459
(1)	Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million of impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	Presented net of an impairment charge of $14.6 million recorded in fiscal 2018.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 113

NOTE 8—EQUITY METHOD INVESTMENTS

Equity method investments represent our investments in three Aspen privately-held limited liability companies (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) which were formed during fiscal 2020, and have the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. We hold 50 percent of the membership interests in each Aspen LLC. As we do not have a controlling financial interest in the Aspen LLCs but have the ability to exercise significant influence over the Aspen LLCs, we account for these investments using the equity method of accounting. Refer to Note 3—Significant Accounting Policies for further discussion.

We contributed capital of $99.2 million for our membership interest in the Aspen LLCs and our investment includes $2.1 million of direct transaction costs incurred to acquire the investments. Capital contributions comprised $79.0 million in cash and $20.2 million of promissory notes receivable from the managing member that were converted into equity upon investment in the Aspen LLCs. As of January 30, 2021, an additional $13.6 million of promissory notes receivable are outstanding with the managing member, which are included in prepaid expense and other current assets on the consolidated balance sheets. These promissory notes are expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs. We are contractually required to make capital contributions to the Aspen LLCs up to a total aggregate $105.0 million investment. Our maximum exposure to loss is the carrying value of our capital contributed to the equity method investments plus our future capital funding requirements of $5.8 million as of January 30, 2021.

The carrying amount of our investments in the Aspen LLCs differs from our underlying equity in the net assets of the Aspen LLCs, resulting in equity method basis differences upon our investment. We account for these basis differences as if the Aspen LLCs were consolidated subsidiaries, thereby affecting the determination of the amount of our share of earnings or losses of the equity method investments.

During fiscal 2020, we recorded our proportionate share of equity method investments losses of $0.9 million, which is included in the consolidated statements of income and a corresponding decrease to the carrying value of equity method investments on the consolidated balance sheets as of January 30, 2021. During fiscal 2020, we did not receive any distributions or have any undistributed earnings of equity method investments.

114 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 9—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Accounts payable	$224,906	$180,714
Accrued compensation	84,860	64,659
Accrued freight and duty	29,754	25,170
Accrued sales taxes	23,706	19,618
Accrued occupancy	17,671	12,067
Deferred consideration for asset purchase	14,387	—
Accrued professional fees	5,383	4,381
Accrued catalog costs	4,354	8,267
Other accrued expenses	19,401	15,433
Total accounts payable and accrued expenses	$424,422	$330,309

Other current liabilities consist of the following (in thousands):

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Federal and state taxes payable	$49,539	$13,591
Allowance for sales returns	25,559	19,206
Current portion of equipment promissory notes	22,747	22,009
Unredeemed gift card and merchandise credit liability	19,173	16,625
Finance lease liabilities	14,671	9,188
Product recall reserve	8,181	2,055
Promissory notes on asset under construction	—	53,000
Other current liabilities	5,175	5,040
Total other current liabilities	$145,045	$140,714

NOTE 10—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Deferred payroll taxes	$4,461	$—
Rollover units and profit interests (1)	3,490	3,064
Unrecognized tax benefits	3,114	3,020
Notes payable for share repurchases	553	18,741
Other non-current obligations	5,363	3,695
Total other non-current obligations	$16,981	$28,520
(1)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 18—Stock-Based Compensation.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 115

NOTE 11—LEASES

Lease costs—net consist of the following (in thousands):

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Operating lease cost (1)	$84,852	$86,448	$87,742
Finance lease costs
Amortization of leased assets (1)	41,292	36,991	28,848
Interest on lease liabilities (2)	24,011	22,608	16,785
Variable lease costs (3)	20,485	23,471	21,889
Sublease income (4)	(7,723)	(9,609)	(7,794)
Total lease costs—net	$162,917	$159,909	$147,470
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies.
(2)	Included in interest expense—net on the consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $13.4 million, $14.6 million and $13.0 million, respectively, and charges associated with common area maintenance of $7.1 million, $8.9 million and $8.9 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Other variable costs include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset were not material in fiscal 2020, fiscal 2019 and fiscal 2018.
(4)	Included as an offset to selling, general and administrative expenses on the consolidated statements of income.

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		JANUARY 30,	FEBRUARY 1,
		2021	2020
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$456,164	$410,904
Finance leases (1)(2)	Property and equipment—net	711,804	642,117
Total lease right-of-use assets		$1,167,968	$1,053,021
Liabilities
Current (3)
Operating leases	Operating lease liabilities	$71,524	$58,924
Finance leases	Other current liabilities	14,671	9,188
Total lease liabilities—current		86,195	68,112
Non-current
Operating leases	Non-current operating lease liabilities	448,169	409,930
Finance leases	Non-current finance lease liabilities	485,481	442,988
Total lease liabilities—non-current		933,650	852,918
Total lease liabilities		$1,019,845	$921,030
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.

116 | FORM 10-K	PART II — FINANCIAL STATEMENTS

(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $133.0 million and $92.3 million as of January 30, 2021 and February 1, 2020, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

The maturities of lease liabilities are as follows as of January 30, 2021 (in thousands):

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL
2021	$90,361	$38,786	$129,147
2022	79,294	39,203	118,497
2023	71,580	39,613	111,193
2024	65,332	39,984	105,316
2025	64,984	41,173	106,157
Thereafter	251,637	594,460	846,097
Total lease payments (1)(2)	623,188	793,219	1,416,407
Less—imputed interest (3)	(103,495)	(293,067)	(396,562)
Present value of lease liabilities	$519,693	$500,152	$1,019,845
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $793.5 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of January 30, 2021, of which $28.3 million, $38.9 million, $43.9 million, $45.6 million and $47.1 million will be paid in fiscal 2021, fiscal 2022, fiscal 2023, fiscal 2024 and fiscal 2025, respectively, and $589.7 million will be paid subsequent to fiscal 2025.
(2)	Excludes future commitments under short-term lease agreements of $0.7 million as of January 30, 2021.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	8.7	8.9
Finance leases	18.4	18.6
Weighted-average discount rate
Operating leases	3.97%	3.82%
Finance leases	5.04%	5.25%

PART II — FINANCIAL STATEMENTS	FORM 10-K | 117

Other information related to leases consists of the following (in thousands):

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(75,794)	$(95,329)	$(91,965)
Operating cash flows from finance leases	(20,839)	(25,260)	(16,785)
Financing cash flows from finance leases	(12,498)	(9,682)	(6,885)
Total cash outflows from leases	$(109,131)	$(130,271)	$(115,635)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$113,828	$34,063	$174,977
Finance leases	57,873	42,122	33,790

Asset Held for Sale and Sale-Leaseback Transaction

During fiscal 2020, we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $25.5 million, which qualified for sale-leaseback accounting in accordance with ASC 842. Concurrently with the sale, we entered into an operating leaseback arrangement with an initial lease term of 20 years and a renewal option for an additional 10 years. We recognized a loss related to the execution of the sale transaction of $9.4 million in fiscal 2020, which was recorded in selling, general and administrative expenses on the consolidated statements of income.

During fiscal 2018, we committed to a plan to sell the Yountville Design Gallery, which resulted in a reclassification of such Gallery from property and equipment—net to asset held for sale on the consolidated balance sheets as of February 2, 2019. We performed an assessment and determined that based on our best estimate of the fair value of such Gallery as of February 2, 2019, the Gallery had an impairment of $8.5 million in fiscal 2018 in the RH Segment. During fiscal 2019, we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $23.5 million, which qualified for sale-leaseback accounting in accordance with ASC 842. Concurrently with the sale, we entered into an operating leaseback arrangement with an initial lease term of 15 years and renewal options for up to an additional 30 years. We recognized a gain related to the execution of the sale transaction of $1.2 million in fiscal 2019, which was recorded in selling, general and administrative expenses on the consolidated statements of income.

NOTE 12—CONVERTIBLE SENIOR NOTES

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

118 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied during both the calendar quarters ended September 30, 2020 and December 31, 2020 and, accordingly, holders were eligible to convert their 2024 Notes during the calendar quarter ended December 31, 2020 and are eligible to convert their 2024 Notes during the calendar quarter ending March 31, 2021. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the consolidated balance sheets. During fiscal 2020 and fiscal 2019, we recorded $0.7 million and $0.2 million related to the amortization of debt issuance costs related to the 2024 Notes, respectively.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 119

The carrying value of the 2024 Notes, excluding the discounts upon original issuance and third party offering costs, is as follows (in thousands):

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(65,818)	(81,634)
Net carrying amount	$284,182	$268,366
Equity component (1)	$87,252	$87,252
(1)	Included in additional paid-in capital on the consolidated balance sheets.

We recorded interest expense of $15.8 million and $5.6 million for the amortization of the debt discount related to the 2024 Notes during fiscal 2020 and fiscal 2019, respectively.

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

$335 million 0.00% Convertible Senior Notes due 2023

In June 2018, we issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2023 and issued an additional $35 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering (collectively, the “2023 Notes”). The 2023 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2023 Notes will mature on June 15, 2023, unless earlier purchased by us or converted. The 2023 Notes will not bear interest, except that the 2023 Notes will be subject to “special interest” in certain limited circumstances in the event of the failure to perform certain of our obligations under the indenture governing the 2023 Notes. The 2023 Notes are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. Certain events are also considered “events of default” under the 2023 Notes, which may result in the acceleration of the maturity of the 2023 Notes, as described in the indenture governing the 2023 Notes. Events of default under the indenture for the 2023 Notes include, among other things, the occurrence of an event of default by us as defined under any mortgage, indenture or instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness of the Company or any of its significant subsidiaries for money borrowed, if that event of default (i) constitutes the failure to pay when due indebtedness in the aggregate principal amount in excess of $20 million and (ii) such event of default continues for a period of 30 days after written notice is delivered to the Company by the Trustee or to the Company and the Trustee by the holders of at least 25% of the aggregate principal amount of the 2023 Notes then outstanding.

120 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied during both the calendar quarters ended September 30, 2020 and December 31, 2020 and, accordingly, holders were eligible to convert their 2023 Notes during the calendar quarter ended December 31, 2020 and are eligible to convert their 2023 Notes during the calendar quarter ending March 31, 2021. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the consolidated balance sheets. We recorded $1.0 million, $0.9 million and $0.5 million related to the amortization of debt issuance costs in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, related to the 2023 Notes.

In December 2020, $2.4 million in aggregate principal amount of the 2023 Notes were converted at the option of the noteholders. During the first quarter of fiscal 2021 and through the date of this filing, we paid $2.4 million in cash and delivered 7,307 shares of common stock to settle the converted 2023 Notes. As a result, we recognized a loss on extinguishment of the liability component of $0.1 million in the first quarter of fiscal 2021. We also received 7,305 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below, and therefore, on a net basis issued 2 shares of our common stock in respect to such settlement of the converted 2023 Notes.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 121

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Liability component
Principal	$335,000	$335,000
Less: Debt discount	(47,064)	(64,729)
Net carrying amount	$287,936	$270,271
Equity component (1)	$90,990	$90,990
(1)	Included in additional paid-in capital on the consolidated balance sheets.

We recorded interest expense of $17.7 million, $16.5 million and $9.7 million for the amortization of the debt discount related to the 2023 Notes during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

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

122 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Discounts and third party offering costs attributable to the liability component were recorded as a contra-liability and were presented net against the convertible senior notes due 2020 balance on the consolidated balance sheets. We recorded $0.6 million, $1.2 million and $1.1 million related to the amortization of debt issuance costs in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, related to the 2020 Notes.

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

In July 2020, upon the maturity of the 2020 Notes, the remaining $290.6 million in aggregate principal amount of the 2020 Notes settled for $290.6 million in cash and 1,116,718 shares of common stock. No gain or loss arose on extinguishment of the liability component. We also received 1,116,735 shares of common stock from the exercise of the remainder of the convertible bond hedge we purchased concurrently with the issuance of the 2020 Notes as described below, and therefore, on a net basis received 17 shares of our common stock (which were recorded as treasury stock within the consolidated statements of stockholders’ equity (deficit) in respect to such settlement of the 2020 Notes.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 123

As of January 30, 2021, the 2020 Notes are no longer outstanding. As of February 1, 2020, the carrying values of the 2020 Notes, excluding the discounts upon original issuance and third party offering costs, were as follows (in thousands):

FEBRUARY 1,
2020
Liability component
Principal	$300,000
Less: Debt discount	(8,890)
Net carrying amount	$291,110
Equity component (1)	$84,003
(1)	Included in additional paid-in capital on the consolidated balance sheets.

We recorded interest expense of $8.9 million, $18.2 million and $17.1 million for the amortization of the debt discount related to the 2020 Notes during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

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

During fiscal 2020, we delivered 1,386,580 shares upon exercise of the warrants under the terms of the warrant agreements. The warrants expired on January 7, 2021.

We recorded a deferred tax liability of $32.8 million in connection with the debt discount associated with the 2020 Notes and recorded a deferred tax asset of $26.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the consolidated balance sheets. There is no deferred tax asset or liability remaining as of January 30, 2021 due to the maturity of the 2020 Notes.

$350 million 0.00% Convertible Senior Notes due 2019

In June 2014, we issued $350 million principal amount of 0.00% convertible senior notes due 2019 (the “2019 Notes”) in a private offering. The 2019 Notes were governed by the terms of an indenture between the Company and U.S. Bank National Association, as the Trustee. The 2019 Notes did not bear interest, except that the 2019 Notes were subject to “special interest” in certain limited circumstances in the event of the failure of the Company to perform certain of its obligations under the indenture governing the 2019 Notes. The 2019 Notes were unsecured obligations and did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of its subsidiaries. Certain events were also considered “events of default” under the 2019 Notes, which could result in the acceleration of the maturity of the 2019 Notes, as described in the indenture governing the 2019 Notes. The 2019 Notes matured on June 15, 2019.

124 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Discounts, commissions payable to the initial purchasers and third party offering costs attributable to the liability component were recorded as a contra-liability and were presented net against the convertible senior notes due 2019 balance on the consolidated balance sheets. We recorded $0.4 million and $0.9 million related to the amortization of debt issuance costs in fiscal 2019 and fiscal 2018, respectively, related to the 2019 Notes.

In June 2019, upon the maturity of the 2019 Notes, $350.0 million in aggregate principal amount of the 2019 Notes were settled for $349.0 million in cash and 42 shares of common stock. As a result, we recognized a gain on extinguishment of debt of $1.0 million during fiscal 2019.

We recorded interest expense of $5.9 million and $15.1 million for the amortization of the debt discount related to the 2019 Notes in fiscal 2019 and fiscal 2018, respectively.

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

We recorded a deferred tax liability of $27.5 million in connection with the debt discount associated with the 2019 Notes and recorded a deferred tax asset of $28.6 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax assets were included in deferred tax assets on the consolidated balance sheets. There is no deferred tax asset or liability remaining as of January 30, 2021 due to the maturity of the 2019 Notes.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 125

NOTE 13—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows (in thousands):

	JANUARY 30,			FEBRUARY 1,
	2021			2020
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT
Asset based credit facility (1)	$—	$—	$—	$—	$—	$—
Equipment promissory notes (2)	37,532	(171)	37,361	53,372	(310)	53,062
Total credit facilities	$37,532	$(171)	$37,361	$53,372	$(310)	$53,062
(1)	Deferred financing fees associated with the asset based credit facility as of January 30, 2021 and February 1, 2020 were $1.5 million and $2.6 million, respectively, and are included in other non-current assets on the consolidated balance sheets. The deferred financing fees are amortized on a straight line basis over the life of the revolving line of credit, which has a maturity date of June 28, 2022.
(2)	Represents total equipment security notes secured by certain of our property and equipment, of which $22.7 million outstanding was included in other current liabilities on the consolidated balance sheets. The remaining $14.8 million outstanding, included in other non-current obligations on the consolidated balance sheets, has principal payments due of $13.6 million and $1.2 million in fiscal 2022 and fiscal 2023, respectively.

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

On June 12, 2018, Restoration Hardware, Inc. entered into a First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment (a) changed the Credit Agreement’s definition of “Eligible In-Transit Inventory” to clarify the requirements to be fulfilled by the borrowers with respect to such in-transit inventory, and (b) clarified that no Default or Event of Default was caused by any prior non-compliance with such requirements with respect to in-transit inventory. Eligible In-Transit Inventory consists of inventory being shipped from vendor locations outside of the United States. Qualifying in-transit inventory is included within our borrowing base for eligible collateral for purposes of determining the amount of borrowing available to borrowers under the Credit Agreement.

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

126 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

The Credit Agreement contains various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates, along with other restrictions and limitations typical to credit agreements of this type and size. The Credit Agreement also contains various affirmative covenants, including the obligation to deliver notice to the First Lien Administrative Agent following our obtaining knowledge of any matter that has resulted or could reasonably be expected to result in a “Material Adverse Effect” (as defined in the Credit Agreement).

In addition, under the Credit Agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the lesser of (x) the domestic revolving commitments under the Credit Agreement and (y) the domestic revolving borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one. As of January 30, 2021, Restoration Hardware, Inc. was in compliance with all applicable financial covenants of the Credit Agreement.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 127

As of January 30, 2021, we had no outstanding borrowings under the revolving credit facility portion of the Credit Agreement. The availability of credit at any given time under the Credit Agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of January 30, 2021 was $271.9 million, net of $15.4 million in outstanding letters of credit.

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

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and we agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of January 30, 2021, the equipment security notes bore interest at a weighted-average rate of 4.56%. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. We are required to make monthly installment payments under the equipment security notes.

NOTE 14—FAIR VALUE MEASUREMENTS

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

128 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs used in the determination of fair value require significant judgment or estimation.

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

	JANUARY 30,		FEBRUARY 1,
	2021		2020
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE (1)	VALUE	VALUE (1)
Convertible senior notes due 2020 (2)	$—	$—	$295,573	$291,110
Convertible senior notes due 2023	301,794	287,936	272,623	270,271
Convertible senior notes due 2024	286,161	284,182	255,849	268,366
(1)	Carrying value represents the principal amount less the equity component of the 2020 Notes, 2023 Notes and 2024 Notes classified in stockholders’ equity, and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.
(2)	The 2020 Notes matured on July 15, 2020.

The fair value of each of the 2020 Notes, 2023 Notes and 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

Fair Value Measurements—Non-Recurring

The fair value of the Waterworks tradename was determined based on unobservable (Level 3) inputs and valuation techniques, as discussed in “Impairment” within Note 3—Significant Accounting Policies.

The fair value of the acquired goodwill and tradename associated with the acquisitions in fiscal 2020, as discussed in Note 6—Business Combinations, were determined based on unobservable (Level 3) inputs and valuation techniques.

The fair value of the real estate assets associated with our investment in the Aspen LLCs in fiscal 2020, as discussed in discussed in “Equity Method Investments” within Note 3—Significant Accounting Policies and Note 8—Equity Method Investments, were determined based on unobservable (Level 3) inputs and valuation techniques.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 129

NOTE 15—INCOME TAXES

The following is a summary of our income before income taxes, inclusive of our share of equity method investments losses (in thousands):

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Domestic	$378,267	$267,538	$157,827
Foreign	(1,854)	1,644	3,137
Total	$376,413	$269,182	$160,964

The following is a summary of our income tax expense (in thousands):

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Current
Federal	$85,708	$45,985	$24,012
State	23,684	10,806	6,275
Foreign	126	403	1,270
Total current tax expense	109,518	57,194	31,557
Deferred
Federal	(2,251)	(7,173)	(4,428)
State	(2,536)	(1,477)	(2,049)
Foreign	(133)	263	153
Total deferred tax benefit	(4,920)	(8,387)	(6,324)
Total income tax expense	$104,598	$48,807	$25,233

A reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Provision at federal statutory tax rate	21.0%	21.0%	21.0%
Non-deductible stock-based compensation	6.5	—	—
State income taxes—net of federal tax impact	4.2	2.5	1.7
Tax rate adjustments and other	0.3	0.2	0.1
Stock compensation—excess benefits	(4.9)	(6.6)	(9.9)
Goodwill impairment	—	—	1.8
Valuation allowance	0.1	—	0.3
Other permanent items	0.6	1.0	0.7
Effective tax rate	27.8%	18.1%	15.7%

130 | FORM 10-K	PART II — FINANCIAL STATEMENTS

We have recorded deferred tax assets and liabilities based upon estimates of their realizable value, such estimates are based upon likely future tax consequences. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	JANUARY 30,	FEBRUARY 1,
	2021	2020
Non-current deferred tax assets (liabilities)
Lease liabilities	$275,517	$249,243
Stock-based compensation	24,922	22,400
Accrued expenses	21,308	21,362
Merchandise inventories	9,097	8,028
Deferred lease credits	4,917	6,395
Net operating loss carryforwards	1,988	1,763
Convertible senior notes	914	717
Deferred revenue	635	2,235
Other	2,269	1,846
Non-current deferred tax assets—net	341,567	313,989
Valuation allowance	(2,049)	(1,007)
Non-current deferred tax assets	$339,518	$312,982
Property and equipment	$(147,143)	$(137,448)
Lease right-of-use assets	(122,306)	(110,075)
Tradename, trademarks and intangibles	(10,349)	(13,026)
Prepaid expense and other	(8,010)	(4,882)
State benefit	(1,786)	(2,546)
Non-current deferred tax liabilities	(289,594)	(267,977)
Total net non-current deferred tax assets	$49,924	$45,005

A reconciliation of our valuation allowance against deferred tax assets in certain state and foreign jurisdictions due to historical losses is as follows (in thousands):

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,
	2021	2020
Balance at beginning of fiscal year	$1,007	$1,623
Net changes in deferred tax assets and liabilities	1,042	(616)
Balance at end of fiscal year	$2,049	$1,007

As of January 30, 2021, we had state net operating loss carryovers of $5.0 million and foreign net operating loss carryovers of $12.3 million. The state net operating loss carryovers will begin to expire in 2022, and the foreign net operating loss carryovers will begin to expire in 2023. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). We cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 131

A reconciliation of the exposures related to unrecognized tax benefits is as follows (in thousands):

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Balance at beginning of fiscal year	$8,514	$8,459	$8,152
Gross increases (decreases)—prior period tax positions	(129)	(2)	239
Gross increases—current period tax positions	690	438	375
Reductions based on the lapse of the applicable statutes of limitations	(619)	(381)	(307)
Balance at end of fiscal year	$8,456	$8,514	$8,459

As of January 30, 2021, $7.7 million of our unrecognized tax benefits would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. In October 2017, we filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit has been recorded in any fiscal year given the technical nature and amount of the refund claim. An income tax benefit related to this refund claim could be recorded in a future period upon settlement with the respective taxing authority. As of January 30, 2021, we have $6.2 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

We account for interest and penalties related to exposures as a component of income tax expense. We had interest accruals of $0.5 million associated with exposures as of both January 30, 2021 and February 1, 2020.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of January 30, 2021, we are subject to examination by the tax authorities for fiscal 2016 through fiscal 2019. With few exceptions, as of January 30, 2021, we are no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before fiscal 2016.

NOTE 16—NET INCOME PER SHARE

The weighted-average shares used for net income per share are as follows:

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Weighted-average shares—basic	19,668,976	19,082,303	21,613,678
Effect of dilutive stock-based awards	5,470,980	4,554,682	4,567,303
Effect of dilutive convertible senior notes (1)	2,162,312	662,049	352,244
Weighted-average shares—diluted	27,302,268	24,299,034	26,533,225
(1)	The 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices of $116.09 per share, $118.13 per share, $193.65 per share and $211.40 per share, respectively. The 2019 Notes matured on June 15, 2019 and did not have an impact of our dilutive share count post-maturity. The 2020 Notes matured on July 15, 2020 and did not have an impact on our dilutive share count post-termination. The warrants associated with our 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices of $171.98 per share, $189.00 per share, $309.84 per share and $338.24 per share, respectively. The warrants associated with our 2019 Notes and 2020 Notes expired through December 2019 and January 2021, respectively.

While the share price for our common stock trades above the applicable conversion price of each series of notes or the applicable exercise price of each series of warrants for the notes, these instruments will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock continues to exceeds the applicable conversion or exercise price of the notes and warrants. Refer to Note 12—Convertible Senior Notes.

132 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Options	389,830	360,496	351,145
Restricted stock units	316	—	2,625
Total anti-dilutive stock-based awards	390,146	360,496	353,770

NOTE 17—SHARE REPURCHASES AND SHARE RETIREMENTS

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program. In fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under this share repurchase program at an average price of $122.10 per share, for an aggregate repurchase amount of approximately $250.0 million. In fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under this program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million. We did not make any repurchases under this program during fiscal 2020. The total current authorized size of the share purchase program is up to $950 million (the “950 Million Repurchase Program”) of which $450.0 million remained available as of January 30, 2021 for future share investments under this share repurchase program.

Share Repurchases Under Equity Plans

As of January 30, 2021 and February 1, 2020, the aggregate unpaid principal amount of notes payable for share repurchases was $0.6 million and $18.7 million, respectively, which was recorded in other non-current obligations on the consolidated balance sheets. During fiscal 2020, we elected to repay $18.1 million of aggregate principal amount of the notes payable for share repurchases, of which, $15.5 million was paid to a current board member of the Company. We recorded interest expense on the notes of $0.8 million, $0.9 million and $1.0 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Share Retirements

In fiscal 2020, we retired 600 shares of our common stock related to shares we had repurchased under equity plans and we retired 17 shares of our common stock related to shares we received upon the maturity of the 2020 Notes (refer to Note 12—Convertible Senior Notes). As a result of the retirements, we reclassified a total of $0.1 million from treasury stock to additional paid-in capital on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) as of January 30, 2021.

In fiscal 2019, we retired 2,170,154 shares of our common stock related to shares we had repurchased under the $950 Million Repurchase Program. As a result of this retirement, we reclassified a total of $250.3 million from treasury stock, of which $13.2 million was allocated to additional paid-in capital and $237.1 million was allocated to retained earnings (accumulated deficit) on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) as of February 1, 2020.

In fiscal 2018, we retired 22,267,711 shares of our common stock related to shares we had repurchased under the $300 Million Repurchase Program, $700 Million Repurchase Program and $950 Million Repurchase Program. As a result of this retirement, we reclassified a total of $1,250.3 million from treasury stock, of which $591.5 million was allocated to additional paid-in capital and $658.8 million was allocated to retained earnings (accumulated deficit) on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) as of February 2, 2019.

There was no impact on the consolidated statements of income or cash flows related to these share retirement activities.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 133

NOTE 18—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $145.7 million, $21.8 million and $24.0 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan.

The option contains selling restrictions on the underlying shares that lapse upon the achievement of both time-based service requirements and stock price performance-based metrics as described further below. The option is fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option will result in aggregate non-cash stock compensation expense of $173.6 million, of which $117.1 million was recognized in fiscal 2020 (which is included in the stock-based compensation expense recorded in fiscal 2020 noted above). As of January 30, 2021, the total unrecognized compensation expense was $56.5 million, which will be recognized on an accelerated basis through May 2025.

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

2012 Stock Incentive Plan and 2012 Stock Option Plan

The Restoration Hardware 2012 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted on November 1, 2012. The Stock Incentive Plan provides for the grant of incentive stock options to our employees, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and any combination thereof to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

The Restoration Hardware 2012 Stock Option Plan (the “Option Plan”) was adopted on November 1, 2012 and on such date 6,829,041 fully vested options were granted under this plan to certain of our employees and advisors. Aside from these options granted on November 1, 2012, no other awards will be granted under the Option Plan.

As of February 1, 2020, there were a total of 1,630,107 shares issuable under the Stock Incentive Plan. On February 3, 2020, an additional 384,734 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Stock Incentive Plan to 2,014,841. Awards under the plans reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increase the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan are immediately retired and are no longer available for future issuance.

134 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The number of shares available for future issuance under the Stock Incentive Plan as of January 30, 2021 was 427,062. Shares issued as a result of award exercises under the Stock Incentive Plan and Option Plan will be funded with the issuance of new shares. On February 1, 2021 an additional 419,908 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision.

2012 Stock Incentive Plan and 2012 Stock Option Plan—Stock Options

A summary of stock option activity under the Stock Incentive Plan and the Option Plan is as follows:

		WEIGHTED-AVERAGE
	OPTIONS	EXERCISE PRICE
Outstanding—February 1, 2020	7,134,735	$58.34
Granted	1,769,200	273.61
Exercised	(292,949)	49.08
Cancelled	(133,480)	130.36
Outstanding—January 30, 2021	8,477,506	$102.44

The fair value of stock options issued was estimated on the date of grant using the following assumptions:

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Expected volatility	58.9%	55.7%	54.7%
Expected life (years)	8.3	7.1	6.7
Risk-free interest rate	0.6%	2.3%	2.9%
Dividend yield	—	—	—

A summary of additional information about stock options is as follows:

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Weighted-average fair value per share of stock options granted	$168.90	$63.35	$69.60
Aggregate intrinsic value of stock options exercised (in thousands)	75,011	82,718	77,311
Fair value of stock options vested (in thousands)	12,429	11,816	13,915

PART II — FINANCIAL STATEMENTS	FORM 10-K | 135

Information about stock options outstanding, vested or expected to vest, and exercisable as of January 30, 2021 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	LIFE (IN YEARS)	PRICE	OPTIONS	PRICE
$25.39 — $45.82	751,494	4.99	$36.12	480,864	$35.84
$46.50 — $46.50	2,876,826	1.75	46.50	2,876,826	46.50
$50.00 — $75.43	2,283,990	4.23	62.51	2,271,830	62.54
$79.32 — $154.82	1,479,721	8.11	127.00	234,466	97.03
$156.40 — $442.26	1,073,475	9.62	345.49	702,975	384.43
$500.99 — $500.99	12,000	9.97	500.99	—	—
Total	8,477,506		$102.49	6,566,961	$89.25
Vested or expected to vest	7,977,838		$98.59

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of January 30, 2021 was $3,161.7 million, $3,006.0 million, and $2,535.6 million, respectively. Stock options exercisable as of January 30, 2021 had a weighted-average remaining contractual life of 3.92 years.

We recorded stock-based compensation expense related to stock options of $140.4 million, $14.0 million and $13.6 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The fiscal 2020 expense includes $117.1 million associated with the option grant to Mr. Friedman in October 2020 (refer to Chairman and Chief Executive Officer Option Grant above). As of January 30, 2021, the total unrecognized compensation expense related to unvested options was $98.9 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.60 years. In addition, as of January 30, 2021, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $56.5 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant above).

2012 Stock Incentive Plan—Restricted Stock Awards

We grant restricted stock awards, which include restricted stock and restricted stock units, to our employees and members of our Board of Directors. A summary of restricted stock award activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE FAIR	INTRINSIC
	AWARDS	VALUE	VALUE
Outstanding—February 1, 2020	219,985	$49.00
Granted	6,642	371.36
Released	(113,797)	58.96
Cancelled	(20,580)	43.92
Outstanding—January 30, 2021	92,250	$61.04	$43,851,960

136 | FORM 10-K	PART II — FINANCIAL STATEMENTS

A summary of additional information about restricted stock awards is as follows:

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Weighted-average fair value per share of awards granted	$371.36	$129.21	$111.38
Grant date fair value of awards released (in thousands)	6,710	10,522	11,477

We recorded stock-based compensation expense related to restricted stock awards of $4.9 million, $7.3 million and $10.0 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. As of January 30, 2021, the total unrecognized compensation expense related to unvested restricted stock awards was $2.9 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 0.83 years.

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the consolidated statements of income. The fair value of the Appreciation Rights is determined based on an option-pricing model (“OPM”). We did not record any expense related to the Appreciation Rights during fiscal 2020, fiscal 2019 or fiscal 2018. As of both January 30, 2021 and February 1, 2020, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. We recorded $0.4 million, $0.5 million and $0.4 million of stock-based compensation expense related to the Profit Interests in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, which is included in selling, general and administrative expenses on the consolidated statements of income. As of January 30, 2021 and February 1, 2020, the liability associated with the Profit Interests was $2.0 million and $1.6 million, respectively, which is included in other non-current obligations on the consolidated balance sheets.

NOTE 19—EMPLOYEE BENEFIT PLANS

We have a 401(k) plan for our employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. We, at our discretion, may contribute funds to the 401(k) plan. We made no contributions to the 401(k) plan during fiscal 2020, fiscal 2019 or fiscal 2018.

NOTE 20—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of January 30, 2021.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 137

Contingencies

We are involved in lawsuits, claims, investigations and other legal proceedings incident to the ordinary course of our business. These disputes are increasing in number as the business expands and we grow larger. Litigation is inherently unpredictable. As a result, the outcome of matters in which we are involved could result in unexpected expenses and liability that could adversely affect our operations. In addition, any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of our senior leadership team’s time and result in the diversion of significant operational resources.

We review the need for any loss contingency reserves and establishes reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on our consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

Securities Class Action

On February 2, 2017, City of Miami General Employees’ & Sanitation Employees’ Retirement Trust filed a class action complaint in the United States District Court, Northern District of California, against the Company, Gary Friedman, and Karen Boone. On March 16, 2017, Peter J. Errichiello, Jr. filed a similar class action complaint in the same forum and against the same parties. On April 26, 2017, the court consolidated the two actions. The consolidated action is captioned In re RH, Inc. Securities Litigation, Case No. 17-cv-00554. An amended consolidated complaint was filed in June 2017 asserting claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint asserted claims purportedly on behalf of a class of purchasers of our common stock from March 26, 2015 to June 8, 2016. The alleged misstatements relate to statements regarding the roll out of the RH Modern product line and our inventory levels. The complaint sought class certification, monetary damages, and other appropriate relief, including an award of costs and attorneys’ fees.

On March 21, 2019, we and the individual defendants in the case entered into a binding memorandum of understanding to settle the case. The settlement amount was $50 million, which was funded entirely by our insurance carriers. On May 6, 2019, the plaintiffs filed a motion for preliminary approval of the proposed settlement together with a settlement agreement executed by both parties. On June 21, 2019, the court issued an order preliminarily approving the settlement. On October 25, 2019, the court granted final approval of the settlement and entered a final judgment dismissing the action. As a result of the court approval and adjudication of the claims in 2019, as well as our insurance carriers funding the settlement amount, we have derecognized the provision for legal settlement and unpaid legal fees within other current liabilities and the associated litigation insurance recovery receivable on the consolidated balance sheets as of January 30, 2021, which settlement resolved all of the claims that were or could have been brought in the action.

Shareholder Derivative Lawsuit

On April 24, 2018, purported Company shareholder David Magnani filed a purported shareholder derivative suit in the United States District Court, Northern District of California, captioned Magnani v. Friedman et al., Case No. 18-cv-02452. On June 29, 2018, Hosrof Izmirliyan filed a similar purported shareholder derivative complaint in the same forum, captioned Izmirliyan v. Friedman et al., Case No. 18-cv-03930. On July 29, 2018, the court consolidated both derivative actions, and the consolidated action is captioned In re RH Shareholder Derivative Litigation, Case No. 18-cv-02452. On August 24, 2018, plaintiffs filed an amended complaint that named the Company as a nominal defendant and Gary Friedman, Karen Boone, Carlos Alberini, Keith Belling, Eri Chaya, Mark Demilio, Katie Mitic, Ali Rowghani and Leonard Schlesinger as defendants. The allegations substantially tracked those in the securities class action described above. Plaintiffs brought claims against all individual defendants under Section 14(a) of the Exchange Act, as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The plaintiffs also alleged insider trading and misappropriation of information claims against two of the individual defendants. The amended complaint sought monetary damages, corporate governance changes, restitution, and an award of costs and attorneys’ fees.

138 | FORM 10-K	PART II — FINANCIAL STATEMENTS

On September 28, 2018, we filed a motion to stay proceedings and a motion to dismiss the consolidated complaint. On January 23, 2019, the court granted the motion to stay the case pending resolution of the securities class action discussed above. On March 19, 2020, the parties reached an agreement in principle to settle the litigation and subsequently entered into a stipulation of settlement that was preliminarily approved by the Court on August 3, 2020. The settlement involved certain non-monetary terms as well as payment of the plaintiffs’ attorneys’ legal fees, which payment was funded entirely by our insurance carriers. On October 6, 2020, the Court held a final settlement hearing. On December 18, 2020, the court granted final approval of the settlement and entered a final judgment dismissing the action.

NOTE 21—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the Chief Operating Decision Maker (the “CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate Development. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, websites, source books, and the commercial channel. The Real Estate Development segment represents operations associated with our equity method investments entered into in fiscal 2020, as described in Note 8—Equity Method Investments.

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

We use operating income to evaluate segment profitability for the retail operating segments. Operating income is defined as net income before interest expense—net, goodwill and tradename impairment, (gain) loss on extinguishment of debt—net, income tax expense and our share of equity method investment losses.

Segment Information

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	YEAR ENDED
	JANUARY 30,			FEBRUARY 1,			FEBRUARY 2,
	2021			2020			2019
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL
Net revenues	$2,729,422	$119,204	$2,848,626	$2,514,296	$133,141	$2,647,437	$2,375,472	$130,181	$2,505,653
Gross profit	1,274,148	51,383	1,325,531	1,038,722	56,289	1,095,011	933,805	51,772	985,577
Depreciation and amortization	95,071	4,969	100,040	96,148	4,591	100,739	86,719	4,653	91,372

In fiscal 2020, the Real Estate Development segment share of equity method investments losses was $0.9 million.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	JANUARY 30,				FEBRUARY 1,
	2021				2020
			REAL ESTATE
	RH SEGMENT	WATERWORKS	INVESTMENTS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL
Goodwill (1)	$141,100	$—	$—	$141,100	$124,367	$—	$124,367
Tradenames, trademarks and other intangible assets (2)	54,663	17,000	—	71,663	48,563	37,459	86,022
Equity method investments	—	—	100,603	100,603	—	—	—
Total assets	2,659,944	137,766	100,603	2,898,313	2,301,823	143,871	2,445,694
(1)	The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of February 2, 2019, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 139

(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35.1 million, of which $20.5 million was recorded in the first quarter of fiscal 2020 and $14.6 million was recorded in fiscal 2018.

We use segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020, (ii) asset impairments and changes in useful lives, (iii) gain (loss) on sale leaseback transactions, (iv) product recall accruals and adjustments—net, (v) severance costs associated with reorganizations, (vi) legal settlements, net of legal expenses, (vii) asset held for sale gain, (viii) disposals of inventory and property and equipment, lease related charges, inventory transfer costs and other costs and adjustments associated with distribution center closures, and (ix) non-cash amortization of the inventory fair value adjustment recorded in connection with the Waterworks acquisition. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team reviews.

The following table presents, for our retail operating segments, the segment operating income (loss) and income before income taxes (in thousands):

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Operating income (loss):
RH Segment	$616,523	$375,315	$288,106
Waterworks	4,019	3,780	(922)
Non-cash compensation	(117,084)	—	—
Asset impairments and change in useful lives	(12,851)	(21,899)	(7,218)
Gain (loss) on sale leaseback transaction	(9,352)	1,196	(8,497)
Recall accrual	(7,370)	3,988	(1,619)
Reorganization related costs	(7,027)	(1,075)	(9,977)
Legal settlements	—	1,193	5,289
Asset held for sale gain	—	333	—
Distribution center closures	—	—	(3,046)
Impact of inventory step-up	—	—	(380)
Income from operations	466,858	362,831	261,736
Interest expense—net	69,250	87,177	67,769
Goodwill and tradename impairment	20,459	—	32,086
(Gain) loss on extinguishment of debt—net	(152)	6,472	917
Income before income taxes	$377,301	$269,182	$160,964

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	YEAR ENDED
	JANUARY 30,	FEBRUARY 1,	FEBRUARY 2,
	2021	2020	2019
Furniture	$1,940,658	$1,762,034	$1,635,631
Non-furniture	907,968	885,403	870,022
Total net revenues	$2,848,626	$2,647,437	$2,505,653

140 | FORM 10-K	PART II — FINANCIAL STATEMENTS

During fiscal 2020, we reviewed our segments and product lines and updated certain products and categories in our reporting of furniture and non-furniture product lines. While this reporting change did not impact our consolidated results, prior period segment data has been recast for consistency in reporting.

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of January 30, 2021, we operated 4 retail locations and 2 outlets in Canada, and 1 retail location in the U.K. Geographic revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented. Long-lived assets held internationally were not material in any fiscal period presented.

No single customer accounted for more than 10% of our revenues in fiscal 2020, fiscal 2019 or fiscal 2018.

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2020 and fiscal 2019 are set forth below (in thousands, except share and per share amounts):

	THREE MONTHS ENDED
	MAY 2,	AUGUST 1,	OCTOBER 31,	JANUARY 30,
FISCAL 2020	2020	2020	2020	2021
Net revenues	$482,895	$709,282	$844,013	$812,436
Gross profit	199,654	332,419	408,330	385,128
Net income (loss)	(3,212)	98,423	46,411	130,193
Weighted-average shares used in computing basic net income (loss) per share	19,242,641	19,386,115	19,552,836	20,518,130
Basic net income (loss) per share	$(0.17)	$5.08	$2.37	$6.35
Weighted-average shares used in computing diluted net income (loss) per share	19,242,641	26,564,705	28,286,124	30,179,506
Diluted net income (loss) per share	$(0.17)	$3.71	$1.64	$4.31

	THREE MONTHS ENDED
	MAY 4,	AUGUST 3,	NOVEMBER 2,	FEBRUARY 1,
FISCAL 2019	2019	2019	2019	2020
Net revenues	$598,421	$706,514	$677,526	$664,976
Gross profit	232,814	294,958	284,166	283,073
Net income	35,722	63,757	52,463	68,433
Weighted-average shares used in computing basic net income per share	19,976,858	18,465,876	18,765,769	19,120,709
Basic net income per share	$1.79	$3.45	$2.80	$3.58
Weighted-average shares used in computing diluted net income per share	24,933,987	22,324,112	24,170,172	25,767,864
Diluted net income per share	$1.43	$2.86	$2.17	$2.66

PART II — FINANCIAL STATEMENTS	FORM 10-K | 141

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our senior leadership team is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our senior leadership team conducted an assessment of our internal control over financial reporting as of January 30, 2021 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, our senior leadership team concluded that our internal control over financial reporting was effective as of January 30, 2021. The effectiveness of our internal control over financial reporting as of January 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, our senior leadership team recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that our senior leadership team is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.     OTHER INFORMATION

None.

142 | FORM 10-K	PART II — FINANCIAL STATEMENTS

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Below is detailed biographical information and ages, as of March 24, 2021 for each of our directors and a summary of the qualifications and skills demonstrated by each director’s experience.

Class I Directors

5 Compensation, Nominating and Corporate Governance

the interim Chief Executive Officer of Cosi. From February 2014 through March 2016, Mr. Demilio served as a member of the board of directors and Chairman of the audit committee of The Paslin Company, a private company that designs, assembles and integrates robotic assembly lines for the automotive industry.

MARK DEMILIO

Lead Independent Director Age: 65 Director since 2009 Board Committees: Audit, Compensation, Nominating and Corporate Governance Class I Director: Continuing in office until the 2022 annual meeting

Mark Demilio has served as a member of our board of directors since September 2009 and currently serves as the board’s Lead Independent Director. Mr. Demilio currently serves as a member of the board of directors and Chairman of the audit committee of SCP Health, a privately-held provider of emergency medicine and hospitalist services through physician staffing and management since September 2015. Since January 2021, Mr. Demilio has been serving as a consultant to Spinnaker Medical, a privately held special purpose acquisition company. Mr. Demilio served as a member of the board of directors of Cosi, Inc., a national restaurant chain, from April 2004 to May 2017, served on its audit committee, its compensation committee and its nominating and corporate governance committee, and served for a time as Chairman of the board of directors of Cosi and as the interim Chief Executive Officer of Cosi. From June 2018 through December 2020, Mr. Demilio was a member of the board of directors and Chairman of the audit committee of Nurse Assist, a medical device manufacturer and distributer. From February 2014 through March 2016, Mr. Demilio served as a member of the board of directors and Chairman of the audit committee of The Paslin Company, a private company that designs, assembles and integrates robotic assembly lines for the automotive industry.

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

PART III	FORM 10-K | 143

ERI CHAYA

Age: 47 Director since 2012 Board Committees: None Class I Director: Continuing in office until the 2022 annual meeting

Eri Chaya serves as our President, Chief Creative and Merchandising Officer and Director. Ms. Chaya leads product curation and integration, brand creative and business development for RH Interiors, Modern, Beach House, Ski House, Outdoor, Baby & Child and TEEN, across the Company’s physical, digital and print channels of distribution. Ms. Chaya served as RH’s Co-President, Chief Creative and Merchandising Officer and Director from May 2016 to November 2017, Chief Creative Officer from April 2008 to May 2016 and Vice President of Creative from July 2006 to April 2008. Ms. Chaya has been a member of the board of directors since 2012. Prior to RH, Ms. Chaya was a creative director at Goodby, Silverstein and Partners, an international advertising agency, and a creative director at Banana Republic.

Qualifications:    Ms. Chaya was selected to our board of directors because of her extensive knowledge and experience in design, product development, brand development, marketing and advertising.

LEONARD SCHLESINGER

Age: 68 Director since 2014 Board Committees: Compensation Class I Director: Continuing in office until the 2022 annual meeting

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

Qualifications:    Dr. Schlesinger was selected to our board of directors because he possesses extensive leadership, operational, financial and business expertise from his significant and broad experience with numerous private and public retail companies.

Class II Directors

HILARY KRANE

Age: 57 Director since 2016 Board Committees: Audit Class II Director: Continuing in office until the 2023 annual meeting

Hilary Krane has served on our board of directors since her appointment in June 2016. Ms. Krane is currently Executive Vice President, Chief Administrative Officer and General Counsel for NIKE, Inc. and has served in executive roles since 2010. Prior to joining NIKE, Inc., Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. from 2006 to 2010. From 1996 to 2006, she was a partner and assistant general counsel at PricewaterhouseCoopers LLP. Ms. Krane has been a director at the Federal Reserve Bank of San Francisco, Portland Branch since January 2018. Ms. Krane holds a Bachelor of Arts from Stanford University and a J.D. from the University of Chicago.

Qualifications:    Ms. Krane was selected to our board of directors because of her extensive operational, compliance and business experience contributing to the growth and development of innovative and iconic global brands.

144 | FORM 10-K	PART III

KATIE MITIC

Age: 51 Director since 2013 Board Committees: Audit Class II Director: Continuing in office until the 2023 annual meeting

Katie Mitic is currently Co-Chief Executive Officer and Co-founder of SomethingElse, Inc., a direct-to-consumer beverage company. From 2012 to 2017, Ms. Mitic was the Chief Executive Officer and Co-founder of Sitch, Inc., a startup building innovative mobile consumer products.

Prior to Sitch, Ms. Mitic served in executive leadership positions at innovative growth companies, including Facebook, Inc. and Palm, Inc. As Director of Platform & Mobile Marketing at Facebook, she grew developer products and partnerships globally. As Senior Vice President, Product Marketing at Palm, she expanded the company’s product lines and international footprint up until its acquisition by Hewlett-Packard. Earlier in her career, Ms. Mitic worked at NetDynamics (acquired by Sun Microsystems), where she launched the industry’s first application server, at Four11, where she built the industry-leading email service RocketMail (now Yahoo! Mail) and at Yahoo!, where she served as Vice President and General Manager.

She currently serves on the board of directors, compensation committee and nominating and governance committee of eBay, Inc. Additionally she serves as a board member on private and non-profit boards including Headspace, DVx Ventures, and LeanIn.Org.

Ms. Mitic received her B.A. from Stanford University and her M.B.A. from Harvard Business School.

Qualifications:    Ms. Mitic was selected to our board of directors because of her extensive leadership, operational and entrepreneurial experience with innovative growth companies and global consumer technology companies.

ALI ROWGHANI

Age: 48 Director since 2015 Board Committees: Nominating and Corporate Governance Class II Director Continuing in office until the 2023 annual meeting

Ali Rowghani was appointed to our board of directors on January 22, 2015. Mr. Rowghani is currently the Managing Director of the YCombinator Continuity Fund, which invests in growth-stage startups. Mr. Rowghani has served in executive leadership positions at innovative growth companies, including Twitter, Inc. and Pixar Animation Studios, Inc. At Twitter, Mr. Rowghani was hired as the Company’s first Chief Financial Officer in March 2010, and later served as Chief Operating Officer, with responsibility for business development, platform, media, product, and business analytics, from December 2012 to June 2014.

Prior to Twitter, from June 2002 to February 2010, Mr. Rowghani served in various leadership roles at Pixar, including Chief Financial Officer and Senior Vice President, Strategic Planning, reporting to Pixar founder and President, Ed Catmull.

Mr. Rowghani holds a B.A. in International Relations and an M.B.A. from Stanford University.

Qualifications:    Mr. Rowghani was selected to our board of directors because he possesses extensive operational, financial and leadership experience, and because of his expertise in scaling innovative and high-growth companies.

PART III	FORM 10-K | 145

Class III Directors

GARY FRIEDMAN

Chairman and Chief Executive Officer Age: 63 Director since 2013 Board Committees: None Class III Director: Continuing in office until the 2021 annual meeting

Gary Friedman has served as our Chairman and Chief Executive Officer of the Company, and Founder of the RH brand as we know it today since January 2014. Previously, Mr. Friedman served as our Co-Chief Executive Officer and Director from July 2013 to January 2014, and as Chairman and Co-Chief Executive Officer from May 2010 to October 2012. From October 2012 to July 2013, Mr. Friedman served as Chairman Emeritus, Creator and Curator on an advisory basis, and as Chief Executive Officer and a member of our board of directors from March 2001 to October 2012, during which time he served as our Chairman from March 2005 to June 2008. Mr. Friedman joined RH from Williams-Sonoma, Inc. where he spent 14 years serving as President and Chief Operating Officer from May 2000 to March 2001, as Chief Merchandising Officer of Williams-Sonoma, Inc. and President of Retail from 1995 to 2000, and as Executive Vice President of Williams-Sonoma, Inc. and President of the Williams-Sonoma and Pottery Barn brands from 1993 to 2000 during which time Mr. Friedman was responsible for transforming Pottery Barn from a $50 million dollar table top and accessories business, into a billion dollar plus home furnishings lifestyle brand. Mr. Friedman also developed and rolled out the revolutionary Williams-Sonoma Grande Cuisine stores, growing the brand from less than $100 million to almost $1 billion. Lastly, while at Williams-Sonoma Mr. Friedman spent several years conceptualizing and developing the West Elm brand which launched shortly after he left the company. Mr. Friedman joined Williams-Sonoma in 1988 as Senior Vice President of Stores and Operations. Mr. Friedman began his retail career in 1977 as a stock-boy at the Gap store in Santa Rosa, California. He spent eleven years with Gap, and held the positions of Store Manager, District Manager and Regional Manager overseeing 63 stores in Southern California.

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

CARLOS ALBERINI

Age: 65 Director since 2010 Board Committees: None Class III Director: Continuing in office until the 2021 annual meeting

Carlos Alberini has served on our board of directors since June 2010. Mr. Alberini currently serves as a member of the board of directors and Chief Executive Officer of Guess?, Inc., an NYSE-listed specialty retailer of apparel and accessories, since February 2019. Mr. Alberini previously served as the Chairman and Chief Executive Officer of Lucky Brand from February 2014 to February 2019. Mr. Alberini served as our Co-Chief Executive Officer from June 2010 through October 2012 and from July 2013 through January 2014, and he served as our sole Chief Executive Officer from October 2012 through July 2013. Mr. Alberini was President and Chief Operating Officer of Guess from December 2000 to June 2010. From May 2006 to July 2006, Mr. Alberini served as Interim Chief Financial Officer of Guess. Mr. Alberini served as a member of the board of directors of Guess from December 2000 to September 2011. Prior to Guess, Mr. Alberini served as Senior Vice President and Chief Financial Officer of Footstar, Inc., a retailer of footwear from October 1996 to December 2000. From May 1995 to October 1996, Mr. Alberini served as Vice President of Finance and Acting Chief Financial Officer of the Melville Corporation, a retail holding corporation. From 1987 to 1995, Mr. Alberini was with The Bon-Ton Stores, Inc., an operator of department stores, in various capacities, including Corporate Controller, Senior Vice President, Chief Financial Officer and Treasurer. Prior to that, Mr. Alberini served in various positions at PricewaterhouseCoopers LLP, an audit firm.

Qualifications:    Mr. Alberini was selected to our board of directors because he possesses particular knowledge and experience in retail and merchandising, branded consumer goods, accounting, financing and capital finance, board practices of other large retail companies and leadership of complex organizations.

146 | FORM 10-K	PART III

KEITH BELLING

Age: 63 Director since 2016 Board Committees: None Class III Director: Continuing in office until the 2021 annual meeting

Keith Belling has served on our board of directors since April 2016, and previously served as an advisor to the board of directors from May 2015 to April 2016. Mr. Belling is the founder and Chief Executive Officer of RightRice, a next generation rice brand that launched in February 2019, in Whole Foods Markets nationwide and on Amazon. Mr. Belling is also the co-founder and former Chairman and Chief Executive Officer of popchips, inc. (“popchips”) a leading better-for-you snack food business that launched in 2007. He previously served as popchips’ Chief Executive Officer from 2007 through 2012, leading the company to sales and distribution at over 30,000 retail stores across North America and the United Kingdom and served as the Chairman of the Board from 2007 through 2019. Mr. Belling has served as an advisor to several innovative consumer, real estate and technology companies, including Modern Meadow Inc., Olly Nutrition, and LBA Realty LLC. Mr. Belling also has founded other businesses, including e-commerce company AllBusiness.com, a leading small business portal, founded in 2008, where Mr. Belling formerly served as Chief Executive Officer and which was acquired by NBCi. Mr. Belling was a real estate attorney with Morrison & Foerster LLP, where he represented a diverse clientele including developers and real estate investors.

Qualifications:    Mr. Belling was selected to our board because of his experience as a founder, leader, and entrepreneur of several innovative consumer companies, as well as his background and experience in the real estate sector.

EXECUTIVE OFFICERS

Below is a list of the names and ages, as of March 24, 2021, of our executive officers and a description of their business experience.

NAME	AGE	POSITION
Gary Friedman	63	Chairman and Chief Executive Officer
Eri Chaya	47	President, Chief Creative and Merchandising Officer
DeMonty Price	59	President, Chief Operating, Service and Values Officer
David Stanchak	62	President, Chief Real Estate and Development Officer
Jack Preston	46	Chief Financial Officer

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

PART III	FORM 10-K | 147

Eri Chaya serves as our President, Chief Creative and Merchandising Officer and Director. Ms. Chaya leads product curation and integration, brand creative and business development for RH Interiors, Modern, Beach House, Ski House, Outdoor, Baby & Child and TEEN, across the Company’s physical, digital and print channels of distribution. Ms. Chaya served as RH’s Co-President, Chief Creative and Merchandising Officer and Director from May 2016 to November 2017, Chief Creative Officer from April 2008 to May 2016 and Vice President of Creative from July 2006 to April 2008. Ms. Chaya has been a member of the RH Board of Directors since 2012. Prior to RH, Ms. Chaya was a creative director at Goodby, Silverstein and Partners, an international advertising agency, and a creative director at Banana Republic.

DeMonty Price serves as our President, Chief Operating, Service and Values Officer. Mr. Price leads service and operations across the Company’s Galleries, outlets, distribution centers, care centers and home delivery network, as well as ensure a deep commitment to the Company’s values and beliefs throughout the organization. Mr. Price served as Co-President, Chief Operating, Service and Values Officer from May 2016 to November 2017. Mr. Price joined RH in 2002 and served as the Company’s Chief Service and Values Officer from September 2015 to May 2016, and Senior Vice President of Retail Galleries and Operations, and the Company’s Chief Values Officer from June 2006 to September 2015. Prior to RH, Mr. Price was with Williams-Sonoma, Inc. for four years in various field leadership roles, as well as with Gap Inc. and NIKE, Inc.

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

CODE OF ETHICS & CODE OF BUSINESS CONDUCT

We have adopted a code of ethics for our chief executive officer and senior financial officers. We have also adopted a code of business conduct applicable to our associates, officers and directors. Copies of these codes are available on the Investor Relations section of our website, which is located at ir.rh.com, by clicking on “Corporate Governance.” We expect that any amendment to or waiver of the requirements of the code of ethics for our chief executive officer and senior financial officers will be disclosed on our website and any waiver of the requirements of the code of business conduct relating to our executive officers and directors will be promptly disclosed to shareholders, in each case as required by applicable law or NYSE listing requirements.

148 | FORM 10-K	PART III

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

Delineating relationships between our independent registered public accounting firm and our Company consistent with the rules of the NYSE and requesting information from our independent registered public accounting firm and leadership to determine the presence or absence of a conflict of interest;

Reviewing with our independent registered public accounting firm the scope and results of their audit;

Approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

Overseeing the financial reporting process and discussing with leadership and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

Reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

Establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and

Reviewing and approving related-person transactions.

Our audit committee currently consists of Mr. Demilio, Ms. Krane and Ms. Mitic. Rule 10A-3 of the Exchange Act and NYSE rules require us to have at least three audit committee members, all of whom are independent. Our board of directors has affirmatively determined that each of Mr. Demilio, Ms. Krane and Ms. Mitic meets the definition of “independent director” for purposes of serving on our audit committee under Rule 10A-3 of the Exchange Act and NYSE rules. In addition, our board of directors has determined that Mr. Demilio qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Our board of directors has adopted a written charter for the audit committee, which is available on the Investor Relations section of our website, which is located at ir.rh.com, by clicking on “Corporate Governance.” The audit committee conducts an annual self-evaluation of its performance, as set forth in its charter.

DELINQUENT SECTION 16(A) REPORTS

Section 16 of the Exchange Act requires the Company’s directors, executive officers and any person who owns more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Except as set forth herein, based solely on its review of the copies of such forms furnished to the Company and written representations from the directors and executive officers, the Company believes that all Section 16(a) filing requirements were met in a timely manner in fiscal 2020. On July 27, 2020, the Form 4 filed on behalf of Mr. Alberini to report the grant of restricted stock was filed one business day late due to a third party change to Mr. Alberini’s EDGAR codes.

PART III	FORM 10-K | 149

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

Executive Summary

We align our executive compensation practices to the business objectives of our Company in order to drive ongoing improvements in our financial performance. This compensation discussion and analysis (“CD&A”) explains the strategy, design, and decision-making processes of our compensation programs and practices in the fiscal year ended January 30, 2021 (“fiscal 2020”) for our named executive officers. This CD&A is intended to provide perspective on the compensation information contained in the compensation tables that follow this discussion. This CD&A also discusses how the fiscal 2020 compensation of our named executive officers aligns with the key goals of our compensation philosophy, namely, attracting and retaining the best talent and driving financial performance. We also discuss how we use our compensation programs, including equity programs, to encourage an ownership and stakeholder perspective among our named executive officers by providing them with a long-term interest in the growth and financial performance of our Company that aligns with the interests of our shareholders.

We believe that continually analyzing and refining our compensation program enables us to achieve the key goals of our compensation philosophy and supports ongoing improvements in our Company’s financial performance.

STOCK PERFORMANCE

We commenced fiscal 2020 with our common stock price trading at a price near $209 per share and ended the fiscal year with our stock trading at a price near $475 per share. In each of fiscal 2018, 2019 and 2020, we have deeply focused on capital allocation, optimization of free cash flow and increasing the gross margins of the business. We believe our executive compensation strategy and structure is strongly aligned with our share price performance.

The following table shows the total shareholder return for our common stock during the five fiscal year periods indicated below. The first row of the table indicates the cumulative return of an investor purchasing one share of RH common stock at the market close on January 29, 2016 and its value (percentage increase or decrease) at the associated fiscal year ends indicated in the table. The table then assumes a scenario where $100 was invested at the market close on January 29, 2016 in RH common stock, which is equivalent to 1.62 shares (if fractional shares were permitted), and its value (percentage increase or decrease) at the associated fiscal year ends indicated in the table.

	2016	2017	2018	2019	2020	2021
	(Jan. 29)	(Jan. 27)	(Feb. 2)	(Feb. 1)	(Jan. 31)	(Jan. 30)
Value of 1 share	$61.62	$26.09	$92.04	$133.64	$208.75	$475.36
Value of a $100 Investment	$100	$42.34	$149.37	$216.88	$338.77	$771.44
Percentage Change	N/A	-57.66%	49.37%	116.88%	238.77%	671.44%

150 | FORM 10-K	PART III

The following table sets forth, for fiscal 2020, our named executive officers, as defined in Item 402 of Regulation S- K promulgated under the Securities Act of 1933, as amended:

NAME	TITLE
Gary Friedman	Chairman and Chief Executive Officer
Jack Preston	Chief Financial Officer
Eri Chaya	President, Chief Creative and Merchandising Officer and Director
DeMonty Price	President, Chief Operating, Service and Values Officer
David Stanchak	President, Chief Real Estate and Development Officer

We believe that compensation paid to our executive officers should be:

Closely aligned with the performance of the Company, on both a short-term and long-term basis;

Linked to specific, measurable results intended to create value for shareholders;

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

In the case of our Chairman and Chief Executive Officer, we have structured his multi-year stock option award granted during fiscal 2020 to require substantial stock price appreciation from the Company’s share price on the date of grant, as described further below. Mr. Friedman’s base salary has remained unchanged since it was last increased in June 2013 when he returned to the Company, at the time, as our Chairman and Co-Chief Executive Officer. Mr. Friedman’s bonus opportunity was not changed for fiscal 2018, fiscal 2019 or fiscal 2020.

The compensation committee has also continued to focus on balancing the alignment of our executive compensation program with our financial performance, providing incentives for retention purposes, rewarding the continued transformation of the business in fiscal 2020, and tailoring our compensation arrangements to match changes in our executive leadership. In March 2021, the compensation committee reviewed the Company’s financial results related to the LIP targets, as described further below, set in the prior year and determined that the Company had exceeded the 200% achievement level with respect to the Company’s financial objectives. As a result, the compensation committee determined that the amount of the payout under the LIP would be set at the maximum level of 200%. In addition, although the base salaries for our named executive officers were not increased during fiscal 2020 from fiscal 2019 salary levels, in fiscal 2021 we increased the base salaries for certain named executives as discussed further below.

2020 Stock Option Award to Chairman and Chief Executive Officer

On October 18, 2020, the compensation committee granted a stock option to Mr. Friedman under the 2012 Stock Incentive Plan to purchase 700,000 shares of the Company’s common stock (the “2020 Stock Option Award”), with certain selling restrictions tied to stock price appreciation, with a ten year term and an exercise price of $385.30 per share which was the market price for RH’s common stock effective on the date of the grant. Selling restrictions attached to the shares only lapse upon the achievement of both certain time-based service period requirements and certain stock price-based performance objectives, as further described below. The compensation committee believes that the combination of time-based restrictions and performance-based restrictions tied to stock price appreciation creates a strong alignment between Mr. Friedman and the objectives of the Company’s shareholders.

PART III	FORM 10-K | 151

The 2020 Stock Option Award has the same overall time-based and performance-based structure as the multi-year 2017 stock option award made to Mr. Friedman, except that the stock price performance levels, the exercise price and the number of shares covered by the new award have been adjusted to take into account current market conditions including the RH common stock price and the number of RH shares outstanding. The 2017 multi-year stock option award structure was implemented as a result of the compensation committee’s extensive efforts to create an award that created strong alignment between Mr. Friedman and the objectives of the Company’s shareholders. As the RH stock price substantially exceeded the performance hurdles under the 2017 award granted to Mr. Friedman, the Board of Directors and the compensation committee concluded that the 2017 award was a successful incentive structure for the Chief Executive Officer using a combination of both time-based and performance-based restrictions. Mindful of this positive outcome, the 2020 Stock Option Award provides for the continuation of this performance methodology at enhanced price levels that are substantially above the RH stock price at the time of grant.

The chart below summarizes the key considerations and review process undertaken by the compensation committee in connection with the 2020 Stock Option Award:

Key considerations in granting the award

•   Mr. Friedman last received a multi-year stock option award in fiscal 2017

•   Mr. Friedman did not receive any other equity awards in 2018 or 2019

•   The 2020 Stock Option Award is structured as a multi-year award for Mr. Friedman

•   The performance time period for the 2020 Stock Option Award commences in May 2021, which is the date at which the performance time period for the 2017 award would have been completed and satisfied. Accordingly, the 2020 Stock Option Award provides a continuation of the stock price performance methodology of the 2017 award for four successive performance years commencing in May 2021 through May 2025 at enhanced price levels

•   By linking a combination of both a multi-year service period and performance goals for the 2020 Stock Option Award, the committee intends to create incentives for sustained performance over an extended period of time

Determining the performance metric

•   The committee paid particular attention to adopting a mix of performance incentives that would align the award with the long-term interests of the Company’s stockholders. Mr. Friedman cannot realize stock option gains in the absence of material increases in stock price

•   The primary performance measure that the committee focused on for the 2020 Stock Option Award was stock price performance, which the committee determined to be a transparent and accessible measure of overall value that is easily understood by the Company’s stockholders and aligns Mr. Friedman’s compensation with returns experienced by investors

•   The committee also considered feedback from the stockholder outreach campaigns conducted by RH regarding the structuring and disclosure of equity awards. In particular, the compensation committee incorporated into the structure of the 2020 Stock Option Award investor feedback that sought performance metrics as a key component of any new equity award to the Chairman and Chief Executive Officer

Key considerations related to the multi-year structure of the award

•   RH received feedback from investors during the course of its shareholder outreach campaigns that RH should either make yearly awards to Mr. Friedman or should make clear that the award being granted to Mr. Friedman is intended to qualify as a multi-year award

•   The committee determined to grant the 2020 Stock Option Award as a multi-year grant to be structured as a four-year service arrangement

•   The committee structured the award as a multi-year grant tied to a service period of four years which is similar to the equity award granted to Mr. Friedman in each of 2013 and 2017. The performance time period for the 2020 Stock Option Award commences in May 2021, which is the date at which the performance time period for the 2017 award would have been completed and satisfied

•   Given the multi-year nature of the 2020 Stock Option Award, it is not expected that the committee would grant annual refresh equity awards to Mr. Friedman until the end of the four-year service period

152 | FORM 10-K	PART III

Input from independent advisors

•   Our independent compensation consultant provided input and analysis regarding the structure and grant date value of the multi-year award. The compensation committee also received guidance and counsel from outside legal advisors regarding the legal provisions of the awards

Based upon the above described key considerations and review process, the compensation committee structured the 2020 Stock Option Award to include selling restrictions on the underlying shares, which selling restrictions only lapse upon the achievement of both certain time-based service period requirements and certain stock price-based performance objectives, as further described below. The compensation committee believes that the combination of time-based restrictions and performance-based restrictions tied to stock price appreciation creates a strong alignment between Mr. Friedman and the objectives of the Company’s stockholders.

The 2020 Stock Option Award contains the same overall structure as the last multi-year award granted to Mr. Friedman in 2017 by utilizing both time-based service period requirements and performance-based metrics. The 2020 Stock Option Award includes RH stock price performance targets of $500, $650 and $800 per share, which represent a substantial premium above the prevailing RH common stock price at the time of the grant.

The 2020 Stock Option Award is the third multi-year stock option award provided to Mr. Friedman since the 2012 initial public offering, with the previous two awards covering successive four year time periods from 2013 to 2017 and from 2017 to 2021, respectively. Consistent with this expectation the compensation committee did not grant Mr. Friedman an additional equity award in fiscal 2018 or fiscal 2019.

Given that the stock price performance metrics for the 2017 Stock Option Award had been achieved, and in order to continue to incentive Mr. Friedman towards the Company’s long-term strategic and key value driving goals as well as to continue to incentivize Mr. Friedman to continue to drive the Company’s financial performance, the compensation committee determined to grant Mr. Friedman the 2020 Stock Option Award to cover the successive four year period upon the expiration of the time-based service requirements of the 2017 Stock Option Award. The time period for the new award commences in May 2021, which is the date at which the performance time period for the 2017 award would have been completed and satisfied. Accordingly, the 2020 Stock Option Award provides a continuation of the stock price performance methodology of the 2017 award for four successive performance years commencing in May 2021 through May 2025 at enhanced price levels.

The RH stock price has substantially exceeded the performance hurdles under the 2017 award granted to Mr. Friedman. The board of directors and the compensation committee concluded that the 2017 award was a successful incentive structure for the CEO using a combination of both time-based restrictions and performance-based restrictions to create strong alignment between the CEO and the Company’s shareholders. The 2020 Stock Option award provides for the continuation of this performance methodology at enhanced price levels that are substantially above the current RH stock price.

The following table quantifies the stock price appreciation from the date of grant that would be required to achieve each performance target under the 2020 Stock Option Award:

	STOCK	PREMIUM TO GRANT
	PRICE TARGET ($)	DATE STOCK PRICE (%)
Exercise Price	$385.30	0%
Performance Target	$500	29.8%
Performance Target	$650	68.7%
Performance Target	$800	107.6%

PART III	FORM 10-K | 153

The following chart presents graphically the number of shares that would become unrestricted in each performance measurement year after May 2021 assuming that the various stock performance targets are achieved:

DETAILED TERMS OF THE 2020 STOCK OPTION AWARD

The 2020 Stock Option Award has the same overall time-based and performance-based structure as the 2017 award except that the stock price performance levels, the exercise price and the number of shares covered by the new award have been adjusted to take into account current market conditions including the RH common stock price and the number of RH shares outstanding.

As was the case for the 2017 award, the new award may be exercised at any time, but the selling restrictions on the underlying shares only lapse upon the achievement of both certain time-based service period requirements and stock price performance-based targets, as further described below.

The key terms of the new stock option award are:

Time-Based Restrictions. The time-based restrictions are measured over a four year service period which will begin in May 2021 on the anniversary of the grant of the 2017 equity award. The time-based restrictions will lapse on each of the anniversary dates from May 2022 through May 2025 provided (i) Mr. Friedman remains employed at the end of such service year by RH with the authority, duties, or responsibilities of a chief executive officer at such date, and (ii) the stock price goals have been achieved in such service year as described further below.

Performance-Based Restrictions. The stock price targets are measured annually over a “performance year” and may lapse as to only one-quarter of the award in each of the first four performance years, with the first performance year being measured from May 2021 through May 2022. The stock price performance targets for the 2020 Stock Option Award are set at $500 per share, $650 per share and $800 per share.

To achieve any given price target, the Company’s weighted average stock price, measured over a period of the last ten trading days on a volume weighted average price, must remain at or above the performance hurdles stated above for twenty consecutive trading days (i.e., a trailing ten day average minimum price that must be sustained for twenty consecutive trading days (the “twenty day average trading price”)). These features have the effect of requiring that the stock remain above the target price for a sustained period of time.

154 | FORM 10-K	PART III

Stock price performance is measured annually over a “performance year,” and the selling restrictions may lapse for up to one-quarter of the award in any given performance year. The first four performance years for the 2020 Stock Option Award run from May 2021 through May 2022 and then in each successive May to May time period through May 2025. These performance years have been set to commence after the expiration of the fourth performance year for the 2017 award which occurs in May 2021.

With respect to any given performance year, if the “twenty day average trading price” as described above for RH common stock exceeds $500 per share, $650 per share, or $800 per share during such performance year, then the selling restrictions will lapse as to 58,333 shares, 58,333 shares, and 58,334 shares, respectively, on the last day of such performance year, if Mr. Friedman remains employed by RH with the authority, duties, or responsibilities of a chief executive officer at such date.

Any share selling restrictions that have not lapsed in any performance year during the first four performance years can lapse if the stock price performance targets are achieved in a successive performance year through the end of the eighth performance year which ends in May 2029, provided Mr. Friedman continues to satisfy the service requirement through the date the performance target is achieved. The selling restrictions with respect to any performance year can only lapse if the performance hurdles are satisfied in that particular performance year or a later year (even if such performance hurdles were previously satisfied in a prior performance year).

Any share selling restrictions that have not lapsed by the end of the eighth performance year will thereafter only lapse on the twentieth anniversary of May 2021. As a result, if the stock price targets are not achieved by the end of the eighth performance year, the underlying shares issuable upon any exercise of the option could not be sold until the twentieth anniversary of May 2021, with RH having certain rights to repurchase such shares at a point in time after exercise using an unsecured promissory note until such twentieth anniversary.

If Mr. Friedman’s employment with RH is terminated without cause, by Mr. Friedman for good reason (as such terms are defined in the option award agreement), or for death or disability (as such term is defined in the option award agreement), then any transfer restrictions on shares subject to the 2020 Stock Option Award that would have been eligible to lapse at any time during the twelve-month period following such termination had such termination not occurred will be eligible to lapse based solely upon the achievement of the stated price levels at any point during such twelve-month period. For further details regarding the option award agreement, refer to the Company’s Current Report on Form 8-K filed on October 21, 2020.

We continue to believe that our executive compensation program, including the compensation of our Chairman and Chief Executive Officer, is clearly structured to reflect the best interests of shareholders and that if we continue to drive improving operational and financial performance investors will be rewarded by stock price appreciation.

PART III	FORM 10-K | 155

OVERVIEW OF COMPENSATION PROGRAM & PHILOSOPHY

OUR COMPENSATION PROGRAM IS DESIGNED TO DO THE FOLLOWING:

Attract and retain	We focus on attracting and retaining top-caliber, knowledgeable and experienced senior executives

Encourage an ownership and entrepreneurial mindset

Our programs create in our leadership an ownership and entrepreneurial mindset in order to align the annual and long-term strategic goals of our executives with those of our Company and our shareholders, including improvements in shareholder returns

Motivate	Our programs motivate our executives to achieve superior results for our Company and our shareholders

Reward performance

We pay for performance that is achieved through creativity, the capitalization of unique strategic opportunities and business initiatives, and results in shareholder-aligned financial successes, including improvements in our stock price

Encourage appropriate risk taking	Our programs focus our executives to analyze business initiatives where we seek return on investment that exceeds downside risks

Provide transparent reward systems	Our reward systems are easily understood by our leaders and shareholders

Reinforce the succession planning process

Our programs help leadership to focus on identifying, and help us reward, retain and promote from within, the next generation of senior leadership to achieve the Company’s growth, profitability and other objectives through increased responsibilities and compensation

This compensation philosophy guides the compensation committee in assessing the compensation to be paid to our executives, including our named executive officers. The compensation committee endeavors to ensure that the total compensation paid to the named executive officers is fair, competitive and consistent with our compensation philosophy. This compensation philosophy also guides the compensation committee as to the proper allocation among current cash compensation (in the form of annual base salary), short-term compensation (in the form of performance-based, annual cash incentives), and long-term compensation (in the form of equity incentive compensation). We evaluate both the performance and compensation of our named executive officers annually to ensure that the executive compensation program we implement achieves these goals.

One of our overriding goals informing our compensation philosophy is to create in our leadership an ownership and entrepreneurial mindset in order to align leadership performance with improvements in shareholder returns. Our compensation programs aim to improve upon this interest alignment through various methods, including the use of stock options for equity grants, the use of long-term price performance targets in the award granted to our Chief Executive Officer and various profit metrics in the bonus plan.

We have implemented executive compensation policies and practices that reinforce our compensation philosophy and align with those commonly-viewed best practices and sound governance principles that we believe are appropriate for us.

156 | FORM 10-K	PART III

The following chart summarizes these policies and practices:

PRACTICES WE FOLLOW

100% independent directors on our compensation committee

Annual review and approval of our compensation strategy

Independent compensation consultant engaged by our compensation committee

Performance-based cash incentives

Significant portion of executive compensation is either tied to corporate performance directly or indirectly through stock price performance because of the equity component of compensation

We use five year vesting schedules for some of our equity grants (frequently with 20% vesting in each year). In more recent years, we have shifted our vesting practices to use back-end loaded vesting periods, which we believe motivates our associates and leaders in favor of creating long-term shareholder value on a sustained basis. With regard to back-end loaded vesting, we often use schedules along these lines:

Our seven-year award structure would generally vest 10% in years one, two and three; 15% in years four and five; and 20% in years six and seven

Our five-year award structure would generally vest either (i) 15% in years one and two; 20% in year three; and 25% in years four and five, or (ii) 10% in years one and two; 20% in year three; and 30% in years four and five

Prohibition on short sales, hedging of stock ownership positions and transactions involving derivatives of our common stock

In May 2018, the board adopted stock ownership guidelines applicable to all directors and executive officers of the Company in order to further align the financial interest of our directors and executive officers with the interest of our investors

Our Chairman and Chief Executive Officer, Mr. Friedman, has consistently maintained a significant equity ownership interest in the Company and, as of March 24, 2021, beneficially owns approximately 28.0% of the Company’s common stock which, based on the average closing price for RH stock for fiscal 2020, was valued at approximately 1,384.7 times his annual base salary for fiscal 2020(1), far above the multiple of six times salary minimum ownership requirement

Broad-based company-sponsored health and retirement benefits programs

Based on shares owned directly, shares owned indirectly and reported as beneficially owned for Section 16 reporting purposes, and the “in the money” value of stock options, restricted stock and restricted stock units that are no longer subject to vesting or selling restrictions.

PART III	FORM 10-K | 157

PRACTICES WE AVOID

No “single trigger” change of control benefits

No post-termination retirement- or pension-type non-cash benefits or perquisites for our executive officers that are not available to our associates generally

No hedging or derivative transactions involving our securities by directors, officers, associates or other insiders

We have not repriced or bought out underwater stock options

No acceleration of share vesting generally – instead, we have simple customary levels of severance protection commensurate with a senior position

No tax gross-ups for change of control benefits

No defined value pensions or long term cash incentives like supplemental retirement plans or other forms of long-term deferred compensation

No equity awards for leadership with short-term restrictions or vesting, such as one-, two- or three-year vesting

COMPENSATION COMMITTEE INTERLOCKS & INSIDER PARTICIPATION

No member of the compensation committee has served as one of our officers or been employed as one of our associates at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our board of directors. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of our compensation committee. None of our directors or executive officers are members of the same family.

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

In addition, the compensation committee annually reviews the following:

Annual base salary levels;

Annual incentive compensation levels;

Long-term incentive compensation levels; and

Any supplemental or special benefits

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

158 | FORM 10-K	PART III

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

The individual’s performance and contributions to financial objectives;

Equity awards previously granted to the executive, which includes amounts of such awards that remain unvested or are under selling restrictions and therefore continue to incentivize future performance;

Individual leadership, expectations, expertise, skill, and knowledge;

Overall compensation, including base salary and bonus opportunity, as a whole;

Analyses of competitive market compensation practices and labor market conditions;

Alignment with the long-term business strategy of the Company;

Retention and succession planning;

Input from senior leadership, including our Chairman and Chief Executive Officer; and

Input from an independent compensation consultant.

As we are headquartered in the San Francisco Bay Area, which is a highly dynamic and competitive market for talent, we seek to provide competitive compensation practices for our senior leadership in order to attract and retain the best available talent.

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

ROLE OF LEADERSHIP IN DETERMINING EXECUTIVE COMPENSATION

In determining the total compensation for each executive officer, the board of directors and the compensation committee consider the specific recommendations of our Chairman and Chief Executive Officer (other than with respect to his own compensation) and may consider input from other senior members of leadership.

Our Chairman and Chief Executive Officer plays a significant role in the compensation setting process for the other named executive officers by:

Evaluating their performance;

Discussing the role and responsibilities of the relevant executive officer within the Company and the expected future contributions of the executive officer;

Considering retention and succession planning;

Recommending business performance targets and establishing objectives; and

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

PART III	FORM 10-K | 159

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

Our executive compensation program is designed to reward successful annual performance while encouraging long-term value creation for our shareholders. Short- and long-term incentive compensation is subject to rigorous, objective, at-risk performance hurdles across our performance metrics and performance periods, which the compensation committee intends to be an incentive to leadership to drive Company performance and encourage prudent risk management consistent with the Company’s financial and strategic goals.

ROLE OF COMPENSATION CONSULTANTS

The compensation committee has periodically engaged compensation consultants to assist the committee in assessing compensation market conditions.

Commencing in January 2017, Mercer was engaged by the compensation committee to provide evaluations and recommendations concerning our executive and board compensation programs and to advise the compensation committee with respect to structuring our compensation plans to achieve our business objectives. Mercer has continued to provide evaluations and recommendations concerning our executive and board compensation programs and to advise the compensation committee with respect to structuring our compensation plans to achieve our business objectives for fiscal 2017 through fiscal 2020. In fiscal 2020, Mercer provided support to the compensation committee in connection with equity awards and compensation for our leadership and in particular in connection with the structuring and details of the multi-year equity award to our Chairman and Chief Executive Officer.

The compensation committee has considered the independence of Mercer in accordance with applicable SEC and NYSE rules. Although Mercer worked with leadership to develop plans that support our business objectives while carrying out its duties for the compensation committee, Mercer was retained by and reports directly to the compensation committee and does not provide any other services to the Company other than those approved by the compensation committee that would not constitute a conflict of interest or that would not otherwise compromise their independence.

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

We conducted a comprehensive review of market compensation practices for executive officer compensation in fiscal 2016 and then again conducted reviews in relation to our review of our Chief Executive Officer’s compensation at the respective time of setting each of his fiscal 2017 multi-year equity grant and at the time of setting his fiscal 2020 multi-year equity grant. At such times, the compensation committee reviewed the compensation practices of a number of companies, including companies of similar size to us, companies that have out-performed the market consistently in terms of growth and return measures, other brand and retail companies, particularly specialty retail companies, and companies in the technology sector. In addition, the compensation committee reviewed data related to a number of companies with headquarters located on the West Coast (in particular, in the San Francisco Bay Area), regardless of size, because we believe such companies located on the West Coast have unique hiring and compensation practices, which are important for us to consider given the location of our headquarters and the talent pool from which we hire our executive and other associates.

In addition, Mercer also provided the compensation committee with data from their own review of proxy information. The result of this analysis is a comprehensive review of the elements of compensation and practices that are determined to be relevant in setting compensation for our executive officers.

160 | FORM 10-K	PART III

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

COMPENSATION ELEMENTS	OBJECTIVES

Annual base salary	Compensate for services rendered during the fiscal year

Performance-based annual cash incentives	Motivate and reward our named executive officers for specific annual financial and/or operational goals and objectives

Long-term equity incentive compensation	Attract and retain our named executive officers and align the financial rewards paid to our named executive officers with our long-term performance and the financial interests of our shareholders

Perquisites and other personal benefits	Provide a competitive level of perquisites to better enable us to attract and retain superior associates for key positions

Employment agreements; severance and change of control benefits	Promote stability and continuity of senior leadership

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

Each named executive officer’s base salary is typically reviewed annually and is adjusted from time to time on the following bases: evaluation of the executive officer’s personal performance for the year; the recommendations of our Chairman and Chief Executive Officer (other than with respect to his own base salary); the Company’s performance for the year; the competitive marketplace for executives in comparable positions, including market information regarding salary levels for positions that are deemed relevant for comparison purposes; and, in the case of increases in base salary other than on an annual basis, an individual’s exceptional performance, or increased responsibilities.

As part of their review, the compensation committee in particular considered, in addition to other factors listed above, our financial performance in 2020 and continued focus on multiple long-term key strategies, including transforming our real estate platform, expanding our product offering and increasing our market share, architecting a new operating platform, elevating the customer experience, increasing operating margins, optimizing the allocation of capital in the business and maximizing cash flow, and pursuing international expansion.

PART III	FORM 10-K | 161

In April 2020 as part of our organizational changes and expense reductions in response to business conditions resulting from the COVID-19 pandemic, we implemented a 100% salary reduction for our named executive officers. In May 2020, we ended such salary reductions and in September 2020 we made “catch up” payments to our named executive officers to recoup the amount of their salary that would have otherwise been paid during fiscal 2020 absent the salary reduction.

We did not implement annual salary increases for our named executive officers during fiscal 2020 but made “catch up” payments to named executive officers during March 2021 to recoup the amount of salary increases that would otherwise have been payable from July 2020. For purposes of calculating bonuses under our LIP each named executive officer’s eligible base salary compensation for 2020 includes the effect of any such retroactive salary increase. The base salaries of our named executives for fiscal 2019 and for fiscal 2020 set forth in the table below reflect the amount of these retroactive salary increases.

	BASE SALARY
NAME	FISCAL 2019	FISCAL 2020	INCREASE
Gary Friedman	$1,250,000	$1,250,000	—%
Jack Preston	$725,000	$775,000	6.9%
Eri Chaya	$1,000,000	$1,100,000	10.0%
DeMonty Price	$900,000	$950,000	5.6%
David Stanchak	$800,000	$800,000	—%

Performance-Based Annual Cash Incentives

We have adopted the Leadership Incentive Program, or “LIP,” which is a cash-based incentive compensation program designed to motivate and reward annual performance for eligible associates, including our named executive officers. The compensation committee considers annually whether LIP bonus targets should be established for the year and, if so, approves the group of associates eligible to participate in the LIP for that year. The LIP includes various incentive levels based on the participant’s position with the Company. Cash bonuses under the LIP link a significant portion of the named executive officer’s total cash compensation to our overall performance.

The LIP bonus for our named executive officers is based on achievement of financial objectives, rather than individual performance, in order to focus the entire senior leadership team on the attainment of enterprise-wide financial objectives. Each named executive officer is provided a target bonus amount equal to a percentage of the eligible portion of such officer’s base salary (which eligible portion is based on the salary earned during the fiscal year). The target bonus amount is based on the Company meeting the target achievement level for the relevant financial objectives.

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

162 | FORM 10-K	PART III

The compensation committee, either as a committee or with the board of directors as a whole, sets the financial objectives each year under the LIP, and the payment and amount of any bonus depends upon whether we achieve at least a certain percentage of the financial objectives under the LIP (at least 20% for fiscal 2020). The compensation committee, either as a committee or with the board of directors as a whole, generally establishes such objectives for the Company at levels that it believes can be reasonably achieved with strong performance over the fiscal year. In making the determination of minimum and target levels, the compensation committee and/or the board of directors may consider the specific circumstances facing our Company during the year and our strategic plan for the year. The compensation committee and the board of directors have discretion to interpret the LIP’s performance objectives in light of relevant factors both internal and external to the Company, and to adjust the amount paid under the LIP accordingly. The compensation committee and the board of directors exercise such discretion based on business judgment, taking into account both recurring and extraordinary factors affecting performance of the Company as well as other relevant factors. The compensation committee may consult the board of directors, as deemed necessary, with respect to material issues concerning the administration of the LIP, including interpretations of the terms of the LIP.

For fiscal 2020, the performance metric for the LIP was based on adjusted net income (“Adjusted Income”), which we define as consolidated net income before taxes, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our ongoing operating performance. We believe that Adjusted Income provides meaningful information regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. We do not adjust for depreciation or amortization. Therefore, Adjusted Income indirectly reflects the Company’s capital use and capital expenditures, which are important factors of our long-term business strategy. We believe the use of Adjusted Income is relevant in assessing overall performance of the Company and aligns this performance metric with the interests of shareholders. Our leadership uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter.

For fiscal 2020, the compensation committee approved the following targets under the LIP:

ACHIEVEMENT LEVEL	ADJUSTED INCOME	CHANGE FROM FISCAL 2019
20%	$355 million	increase of approximately $110 million
100%	$408 million	increase of approximately $111 million
200%	$500 million	increase of approximately $139 million

In fiscal 2020, LIP targets were established based upon the Company’s operating plans and objectives for fiscal 2020, which in turn were formulated in part based upon the results for fiscal 2019. The compensation committee sets the LIP targets with the objective of encouraging the leadership team to drive financial performance based upon the Company’s operating plan and financial objectives for the year in question.

The following table sets forth the bonus targets as a percentage of the eligible portion of the executive’s base salary under the LIP in fiscal 2019 for our executive officers at the 20% Achievement Level, the 100% Achievement Level and the 200% Achievement Level. During its annual review of the LIP and bonus targets for the executive officers for fiscal 2020, the compensation committee determined not to make any changes to the bonus targets as a percentage of the eligible portion of the executive’s base salary for Mr. Friedman, Mr. Preston, Ms. Chaya, Mr. Price and Mr. Stanchak from such targets for fiscal 2019.

PART III	FORM 10-K | 163

ACHIEVEMENT	GARY	JACK	ERI	DEMONTY	DAVID
LEVEL	FRIEDMAN	PRESTON	CHAYA	PRICE	STANCHAK
Below 20%	—%	—%	—%	—%	—%
20%	20%	10%	10%	10%	10%
100%	125%	50%	50%	50%	50%
200%	250%	100%	100%	100%	100%

In March 2021, the compensation committee reviewed our financial results related to the LIP targets set in the prior year, and determined that the Company had exceeded the 200% Achievement Level with respect to the Company’s financial objectives and determined that the amount of the payout under the LIP would be set at the maximum level of 200%. In fiscal 2020, the Company substantially exceeded its targets under the LIP due to the Company’s ongoing acceleration in financial performance. The compensation committee determined that Adjusted Income for fiscal 2020 for purposes of the LIP was approximately $620.5 million, which was 24% above the 200% achievement threshold target of $500 million. Consistent with the definition of Adjusted Income used in the LIP program, the $620.5 million amount reflected the compensation committee’s determination that certain other extraordinary or non-recurring items should also be excluded from determining Adjusted Income for purposes of the LIP. The $620.5 million represents a 64% year-over-year increase from prior year results. The compensation committee has approved payment of the bonuses earned under the LIP for our named executive officers subject to continuing employment through the payment date as follows:

	FISCAL 2020
				CHANGE FROM
			BONUS EARNED	FISCAL 2019
	BONUS EARNED	ELIGIBLE PORTION	AS % OF ELIGIBLE	BONUS AS %
NAME	UNDER THE LIP	OF BASE SALARY	BASE SALARY	OF BASE SALARY
Gary Friedman	$3,125,000	$1,250,000	250%	31%
Jack Preston	$753,709	$753,709	100%	12%
Eri Chaya	$1,057,418	$1,057,418	100%	12%
DeMonty Price	$928,709	$928,709	100%	12%
David Stanchak	$800,000	$800,000	100%	12%

The LIP provides substantial variation in compensation from year to year based upon the achievement of financial performance objectives, as reflected in the table below. In prior years, we have paid bonuses under the LIP based on financial performance that has exceeded targets and partially met targets, and we have not paid bonuses under the LIP when the Company has not met targets.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2015	2016	2017	2018	2019	2020
Achievement level	30%	0%	90%	170%	175%	200%

Long-Term Equity Incentive Compensation

We believe that providing long-term incentives as a component of compensation helps us to attract and retain our named executive officers. These incentives also align the financial rewards paid to our named executive officers with our long-term performance, thereby encouraging our named executive officers to focus on our long-term performance goals.

164 | FORM 10-K	PART III

In April 2020, the compensation committee performed its annual review of executive compensation, including a review of the Company’s annual share usage, or “burn rate,” and equity use as they relate to equity grants for executive officers to determine if such grants were appropriate and in line with our compensation philosophy and objectives. The compensation committee also took into consideration (i) Mr. Friedman’s recommendations, other than with respect to his own compensation, (ii) the competitive environment for executive talent in the San Francisco Bay Area, (iii) each executive officer’s current equity holdings and the present value thereof and (iv) our continued desire to align its executive officers’ long-term interests with those of our shareholders. The compensation committee’s determinations regarding equity grants for executive officers for fiscal 2020 were also influenced by the desire to provide additional retention incentives to the Company’s executive officers, and the level of awards approved by the compensation committee took into account this desire to include a retention feature in the awards. The compensation committee’s determinations regarding equity grants for associates for fiscal 2020 were also influenced by the desire to manage the annual share usage, or “burn rate,” and thus the compensation committee elected to substantially limit new equity grants to existing associates, to new hires, and with respect to promotions in fiscal 2020.

In fiscal 2020, the compensation committee reviewed the grants of equity awards to the executive officers. As described above in “—Executive Summary—2020 Stock Option Award to Chairman and Chief Executive Officer,” based on the compensation committee’s review in fiscal 2019 and fiscal 2020 of the long-term equity incentive compensation of our Chairman and Chief Executive Officer, Mr. Friedman, on October 17, 2020 the compensation committee determined to award Mr. Friedman the 2020 Stock Option Award as a multi-year option award consistent with the methodology and structure used by the compensation committee with respect to Mr. Friedman’s last multi-year option award in fiscal 2017. The compensation committee’s determination was based on a review of a variety of factors and on the input of independent compensation consultants. The factors considered by the compensation committee included: Mr. Friedman received a multi-year stock option award in each of fiscal 2013 and 2017 but had not received any subsequent equity awards including in fiscal 2018 or fiscal 2019, and his base salary remained unchanged during this time period; his bonus level opportunity as a percentage of base salary remained unchanged for fiscal 2018, fiscal 2019 and fiscal 2020. The compensation committee requested that our independent compensation consultant evaluate the employment agreement for Mr. Friedman and evaluate a possible multi-year equity award structure consistent with the methodology used for his award in fiscal 2017 in order to promote retention and reward stockholder value creation. Our independent compensation consultant additionally performed a review of market compensation practices and market data of long-term incentive awards to chief executive officers as a reference point for its review of a potential equity award for Mr. Friedman. The compensation committee also considered the feedback from stockholders from stockholder outreach campaigns over the last three years regarding the structuring and disclosure of equity awards as well as stockholder feedback concerning the use of performance metrics in the prior award to the Chairman and Chief Executive Officer.

In fiscal 2020, the compensation committee determined to make additional equity awards to the other named executive officers. The compensation committee approved grants of stock options to the named executive officers, as follows:

NAME	STOCK OPTIONS		RESTRICTED STOCK UNITS
Gary Friedman	700,000	(1)	—
Jack Preston	10,000	(2)	—
Eri Chaya	30,000	(2)	—
DeMonty Price	30,000	(2)	—
David Stanchak	30,000	(2)	—
(1)	The stock option was granted at an exercise price of $385.30 per share, the fair market value of our common stock on October 18, 2020, the date of grant. The option was fully vested on the date of grant, but the shares underlying the option are subject to selling restrictions that only lapse upon the achievement of both certain time-based service period requirements and certain stock price-based performance objectives. The option expires on the 10 year anniversary of the date of grant. See “—Executive Summary—2020 Stock Option Award to Chairman and Chief Executive Officer” for a detailed explanation of the vesting and other provisions of this option award.
(2)	The stock options were granted at an exercise price of $154.82 per share, the fair market value of our common stock on April 29, 2020, the date of grant. The options vest on each anniversary of the date of grant with 10% of the options on each of years 1, 2 and 3, 15% of the options on each of years 4 and 5 and 20% of the options on each of years 6 and 7, and expire in 10 years, subject to the named executive officer's continued service with the Company.

PART III	FORM 10-K | 165

For fiscal 2020, we primarily used stock options in our equity grants, in lieu of “full value” awards such as restricted stock units, as part of our long-term equity incentive plan. As a high-growth company, we believe the use of stock options creates strong alignment with our executives with regard to the expectation of shareholders for the Company to exceed and increase its value over time. At the same time, we have historically granted some “full value” awards and believe that such awards can be an appropriate alternative as our share price has increased substantially since the IPO and in that context a full value award allows for the grant of a lower number of shares than a stock option award which can result in a grant of restricted stock units being an appropriate equity award structure in some instances.

For fiscal 2020, we used back-end loaded seven-year vesting periods for most of our equity awards rather than five-year vesting periods. We believe these longer vesting periods motivates our associates and executives to take a sustainable approach in creating long-term shareholder value and allow for these equity awards to create a retention structure over a seven year period as opposed to a shorter timeframe.

Perquisites and Other Personal Benefits

We provide certain named executive officers with perquisites and other personal benefits that we and the compensation committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior associates for key positions. We generally provide our named executive officers a car allowance, which is adjusted from time to time based on expenses incurred by our executive officers in connection with their travel to local retail locations and expenses related to fuel, tolls and parking. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers.

The Company implemented various actions to promote the health and safety of its employees, including its named executive officers in the context of the COVID-19 pandemic. As part of these efforts, the Company retained services of various third party medical resources to assist the Company and its executives with respect to medical and health matters during the pandemic, including with respect to COVID-19 risk management, health assessment, testing and preventive measures. Such third-party services, including concierge medical services for certain of our named executive officers, were paid for by the Company.

The named executive officers may not defer any component of any annual incentive bonus earned and do not participate in another nonqualified deferred compensation plan. Likewise, the Company does not maintain any defined benefit pension plans for its associates. However, our named executive officers are eligible to participate in the Company’s 401(k) savings plan, as well as the Company’s group health and welfare plans, on the same terms and conditions as other Company associates.

It has been our practice to provide key executive officers with relocation benefits in connection with their initial hiring by our Company. In some instances, newly hired key executives are provided a signing or guaranteed minimum bonus in order to assist with their transition into the Company and the San Francisco Bay Area or for other reasons. However, relocation incentives or benefits may be subject to repayment if the executive does not remain with the Company for the period of time specified in his or her offer documents. None of our named executive officers received such benefits in fiscal 2020.

In addition, from time to time, the compensation committee may approve cash bonuses outside of the LIP on a discretionary basis for reasons such as individual performance or in connection with an executive officer’s initial employment arrangement with the Company or other events, and such bonus awards may overlap with bonus awards paid under the LIP. Payments of discretionary bonuses to our named executive officers, if any, are disclosed in the “Bonus” column of the Summary Compensation Table in this Annual Report on Form 10-K. None of our named executive officers received a discretionary bonus in fiscal 2020.

Employment Agreements; Severance and Change of Control Benefits

We have entered into agreements with certain key associates, including certain of the named executive officers, which agreements provide severance benefits in the event of certain terminations of employment. These severance protection agreements are designed to promote stability and continuity of senior leadership. Information regarding amounts that would be payable under such agreements for the named executive officers is provided under the heading “—Potential Payments Upon Termination and Change in Control” below. None of our employment agreements or other policies have tax gross-up features. In the event that any termination payments made to our Chairman and Chief Executive Officer are deemed under Section 280G of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), to constitute excess parachute payments subject to an excise tax, then such payments will be payable either (i) in full or (ii) as to such lesser amount that would result in no portion of such payments being subject to the excise tax, and our Chairman and Chief Executive Officer will receive the greater, on an after-tax basis, of (i) or (ii) above, as determined by an independent accountant or tax advisor selected by our Chairman and Chief Executive Officer and paid for by the Company.

166 | FORM 10-K	PART III

RISK CONSIDERATIONS IN OUR COMPENSATION PROGRAM

We conducted an assessment of the Company’s compensation policies and practices for its associates and concluded that these policies and practices as currently designed are appropriately weighted among base salaries and short- and long-term incentives such that the Company’s associates are not encouraged to take excessive risks. The compensation committee believes that such compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. In reaching this conclusion, the compensation committee reviewed the compensation elements that comprise our compensation program, as well as the objectives that each item is designed to encourage, as described above under “—Executive Compensation Components.”

Anti-Hedging Practices

Our insider trading policy provides that no person employed by us or director may hedge ownership of our stock by engaging in short sales or purchasing and selling derivative securities related to our stock.

Clawback Provisions

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), public companies will be required to adopt a policy to recover certain compensation in the event of a material accounting restatement. The Company will adopt a clawback policy as required by Dodd-Frank when final regulations are provided by the SEC and the NYSE and become effective.

Stock Ownership by Executives

In May 2018, our board of directors adopted stock ownership guidelines applicable to all directors and executive officers of the Company in order to further align the financial interest of our directors and executive officers with the interest of our investors. See “Corporate Governance—Director & Executive Stock Ownership Guidelines.”

Our Chairman and Chief Executive Officer, Mr. Friedman, has consistently maintained a significant equity ownership interest in the Company and, as of March 24, 2021, beneficially owns approximately 28.0% of the Company’s common stock which, based on the average closing price for RH stock for fiscal 2020, was valued at approximately 1,384.7 times his annual base salary for fiscal 2020, far above the multiple of six times salary minimum ownership requirement. Additional information regarding the shareholdings of our other named executive officers and directors is set forth in this Annual Report on Form 10-K in the section entitled “Security Ownership of Top Shareholders & Leadership.”

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

CEO Pay Relative to Median Pay of Our Associates

The compensation for our Chief Executive Officer in fiscal 2020 ($178,007,868 as disclosed in the 2020 Summary Compensation Table further below) was approximately 5,087 times the median of the annual “total compensation,” as defined by Item 402(u) of Regulation S-K, of persons employed by us whom we refer to as associates ($34,994). Total compensation includes base salary, bonus compensation, equity awards and other perquisites and allowances. Our Chief Executive Officer to median associate pay ratio is calculated in accordance with Item 402(u) of Regulation S-K and represents a reasonable estimate calculated in accordance with SEC regulations and guidance. We identified the median associate by examining the gross wages reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for all individuals, excluding our Chief Executive Officer, who were employed by us on December 31, 2020. We included all associates, whether employed on a full-time, part-time, temporary or seasonal basis, but we excluded all non-US employees. Non-U.S. employees accounted for less than 5% of our total employee population. We did not make

PART III	FORM 10-K | 167

any assumptions, adjustments, or estimates with respect to payroll compensation amounts. After identifying the median associate based on total W-2 payroll compensation, we calculated annual total compensation for such associate using the same methodology we use for our named executive officers as set forth in the 2020 Summary Compensation Table.

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

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our senior leadership. Based on its review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the compensation committee of the board of directors of RH:

Dr. Leonard Schlesinger (Chairman)

Mark Demilio

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table shows the compensation earned by our named executive officers in fiscal 2020, fiscal 2019 and fiscal 2018.

			NON-EQUITY
NAME AND	FISCAL		INCENTIVE PLAN	OPTION	ALL OTHER
PRINCIPAL POSITION	YEAR	SALARY(1)	COMPENSATION(2)	AWARDS(3)	COMPENSATION(4)		TOTAL
Gary Friedman	2020	$1,250,000	$3,125,000	$173,606,989	$25,879	(5)	$178,007,868
Chairman and CEO	2019	$1,250,000	$2,734,375	$—	$25,281		$4,009,656
	2018	$1,250,000	$2,664,063	$—	$29,694		$3,943,757
Jack Preston(6)	2020	$753,709	$753,709	$904,213	$37,000	(7)	$2,448,631
Chief Financial Officer	2019	$725,000	$634,375	$4,156,852	$12,000		$5,528,227
Eri Chaya	2020	$1,057,418	$1,057,418	$2,712,639	$37,000	(7)	$4,864,475
President, CCO,	2019	$986,538	$863,221	$2,969,180	$12,000		$4,830,939
CMO & Director	2018	$916,538	$781,302	$3,121,500	$12,000		$4,831,340
DeMonty Price	2020	$928,709	$928,709	$2,712,639	$37,000	(7)	$4,607,057
President,	2019	$886,538	$775,721	$2,375,344	$12,000		$4,049,603
Chief Operating, Service and Values Officer	2018	$799,808	$681,766	$3,121,500	$12,000		$4,615,074
David Stanchak	2020	$800,000	$800,000	$2,712,639	$17,502	(8)	$4,330,141
President,	2019	$763,736	$668,269	$4,091,794	$13,686		$5,537,485
Chief Real Estate and Development Officer	2018	$683,269	$582,464	$1,560,750	$12,000		$2,838,483
(1)	Salary amounts for certain of our named executive officers reflect “catch up” payments to named executive officers during March 2021 to recoup the amount of salary increases that would otherwise have been payable from July 2020.
(2)	Reflects the cash awards that our named executive officers received under our LIP for fiscal 2020, fiscal 2019 and fiscal 2018 performance, as applicable.
(3)	Reflects the aggregate grant date fair value of the awards made in fiscal 2020, fiscal 2019 and fiscal 2018, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock-Based Compensation (“FASB ASC 718”) rather than the amount paid to or realized by the named executive officer. See Note 18—Stock-Based Compensation in our consolidated financial statements within Part II of this Annual Report on Form 10-K.
(4)	Reflects perquisites to the named executive officers in the form of car allowances, except as otherwise noted.
(5)	In fiscal 2020, represents $12,000 in the form of a car allowance and $13,879 in imputed income related to Mr. Friedman’s personal use of corporate aircraft.
(6)	Mr. Preston was appointed as Chief Financial Officer on March 5, 2019 and was not a named executive officer prior to fiscal 2019. As a result, no disclosure is made for fiscal 2018 in accordance with SEC rules.

168 | FORM 10-K	PART III

(7)	In fiscal 2020, $25,000 of such amount represents third-party concierge medical services for such named executive officer.
(8)	In fiscal 2020, represents $12,000 in the form of a car allowance and $5,502 in imputed income related to Mr. Stanchak’s limited personal use of corporate aircraft during the COVID-19 pandemic.

For a description of actions taken by the compensation committee with respect to base salaries of our named executive officers for fiscal 2020, please see section entitled “—Compensation Discussion & Analysis—Annual Base Salary” above.

For a description of the material terms of the named executive officers’ employment agreements, please see the section entitled “—Compensation Discussion & Analysis—Employment Agreements” above.

For a description of our Non-Equity Incentive Plan Compensation, please see the section entitled “—Compensation Discussion & Analysis—Performance-Based Annual Cash Incentives” above. For the compensation committee’s determination of awards under the LIP for our named executive officers for fiscal 2020, please see the section entitled “—Compensation Discussion & Analysis—Performance-Based Annual Cash Incentives” above. For the vesting schedules of outstanding equity awards and additional information concerning outstanding equity awards, please see “—Outstanding Equity Awards at Fiscal Year-End” below.

Grants of Plan-Based Awards

As further described above in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K, the named executive officers are eligible to receive an annual cash bonus based on a percentage of their base salary under our LIP. Our Company’s financial objectives with respect to the LIP are established each year and the payment and the amount of any bonus depend upon whether our Company achieves those performance goals. The specific amount any participant could receive depends on the level of our performance. The amounts shown in these columns for the named executive officers are based on the following assumptions:

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

The following table provides information on the possible payouts under our LIP for fiscal 2020 based on certain assumptions about the achievement of performance objectives for our Company and the individual named executive officer at various levels. The following table does not set forth the actual bonuses awarded to the named executive officers for fiscal 2020 under the LIP. The actual bonuses awarded to the named executive officers for fiscal 2020 are reported in the Summary Compensation Table above under the column entitled “Non-Equity Incentive Plan Compensation.”

	ESTIMATED FUTURE PAYOUTS UNDER
	NON-EQUITY INCENTIVE PLAN AWARDS(1)
					ALL OTHER
					STOCK	ALL OTHER
					AWARDS:	OPTIONS
					# OF	AWARDS # OF	EXERCISE OR	GRANT DATE
					SHARES	SECURITIES	BASE PRICE	FAIR VALUE
	GRANT				OF STOCK	UNDERLYING	OF OPTIONS	OF STOCK AND
NAME	DATE	THRESHOLD	TARGET	MAXIMUM	OR UNITS	OPTIONS	AWARDS	OPTION AWARDS(2)
Gary Friedman	—	$250,000	$1,562,500	$3,125,000	—	—	—	—
	10/18/2020	—	—	—	—	700,000	$385.30	$173,606,989
Jack Preston	—	$75,371	$376,855	$753,709	—	—	—	—
	4/29/2020	—	—	—	—	10,000	$154.82	$904,213
Eri Chaya	—	$105,742	$528,709	$1,057,418	—	—	—	—
	4/29/2020	—	—	—	—	30,000	$154.82	$2,712,639
DeMonty Price	—	$92,871	$464,355	$928,709	—	—	—	—
	4/29/2020	—	—	—	—	30,000	$154.82	$2,712,639
David Stanchak	—	$80,000	$400,000	$800,000	—	—	—	—
	4/29/2020	—	—	—	—	30,000	$154.82	$2,712,639

PART III	FORM 10-K | 169

(1)	Target awards as a percentage of the eligible portion of base salary for the named executive officers are set forth in the section entitled “—Compensation Discussion & Analysis—Performance-Based Annual Cash Awards” above.
(2)	For stock option awards, reflects the aggregate grant date fair value of the awards made in fiscal 2020, computed in accordance with FASB ASC 718. See Note 18—Stock-Based Compensation in our consolidated financial statements within Part II of this Annual Report on Form 10-K. Amounts shown do not reflect compensation actually received or that may be realized in the future by the named executive officer. The grant date fair value for stock option awards was approximately $90.42 on April 29, 2020. See “—Executive Summary—2020 Stock Option Award to Chairman and Chief Executive Officer” for a detailed explanation of the vesting and other provisions of the option award grated to Mr. Friedman on October 18, 2020.

170 | FORM 10-K	PART III

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows all outstanding stock options and stock awards held by the named executive officers as of January 30, 2021 the last day of fiscal 2020.

	STOCK OPTION AWARDS						RESTRICTED SHARE AWARDS
	NUMBER OF SECURITIES
	UNDERLYING UNEXERCISED						SHARES OR UNITS THAT HAVE
	OPTIONS						NOT YET VESTED
					OPTION	OPTION	NUMBER
	EXERCISABLE		UNEXERCISABLE		EXERCISE	EXPIRATION	OF SHARES		MARKET VALUE
NAME	(#)		(#)		PRICE ($)	DATE	(#)		($)(1)
Gary Friedman	2,876,826		—		$46.50	10/31/2022	—		—
	1,000,000		—		$75.43	7/1/2023	—		—
	1,000,000	(2)	—		$50.00	5/1/2027	—		—
	700,000	(3)	—		$385.30	10/17/2030	—		—
Jack Preston	40,000		—		$61.30	5/7/2024	—		—
	6,250		—		$87.31	5/5/2025	—		—
	14,000		6,000	(4)	$44.52	4/20/2026	—		—
	1,500		1,500	(5)	$25.39	6/26/2026	—		—
	7,000		63,000	(6)	$101.25	4/1/2029	—		—
	—		10,000	(7)	$154.82	4/28/2030	—		—
	—		—		—	—	3,000	(13)	$1,426,080
Eri Chaya	68,600		—		$29.00	10/31/2022	—		—
	150,000		—		$61.30	5/7/2024	—		—
	10,000		—		$87.31	5/5/2025	—		—
	75,000		25,000	(8)	$39.42	5/3/2026	—		—
	10,000		40,000	(9)	$109.87	6/5/2028	—		—
	5,000		45,000	(6)	$101.25	4/1/2029	—		—
	—		30,000	(7)	$154.82	4/28/2030	—		—
	—		—		—	—	12,500	(14)	$5,942,000
DeMonty Price	60,000		—		$61.30	5/7/2024	—		—
	10,000		—		$87.31	5/5/2025	—		—
	10,000		—		$93.51	10/1/2025	—		—
	34,000		14,000	(4)	$44.52	4/20/2026	—		—
	19,000		11,000	(8)	$39.42	5/3/2026	—		—
	10,000		40,000	(9)	$109.87	6/5/2028	—		—
	4,000		36,000	(6)	$101.25	4/1/2029	—		—
	—		30,000	(7)	$154.82	4/28/2030	—		—
	—		—		—	—	6,000	(13)	$2,852,160
	—		—		—	—	6,500	(14)	$3,089,840
David Stanchak	25,000		—		$91.69	4/22/2025	—
	75,000		—		$90.92	4/27/2025	—		—
	28,000		7,000	(4)	$44.52	4/20/2026	—		—
	16,000		4,000	(5)	$25.39	6/26/2026	—		—
	10,000		10,000	(10)	$45.21	8/28/2027	—		—
	5,000		20,000	(11)	$109.87	6/5/2028	—		—
	4,000		36,000	(6)	$101.25	4/1/2029	—		—
	5,000		20,000	(12)	$124.81	7/18/2029	—		—
	—		30,000	(7)	$154.82	4/28/2030	—		—
	—		—		—	—	3,000	(13)	$1,426,080
(1)	Calculated by multiplying the number of unvested stock awards by $475.36, the fair market value of the Company’s common stock on January 29, 2021, the last trading day of fiscal 2020.
(2)	Represents options granted to Mr. Friedman under our 2012 Stock Incentive Plan on May 2, 2017. These options are fully vested but the underlying shares are subject to selling restrictions that only lapse upon the achievement of both certain stock price-based performance objectives and certain time-based service period requirements. As of January 30, 2021, 250,000 of these options were subject to selling restrictions.
(3)	Represents options granted to Mr. Friedman under our 2012 Stock Incentive Plan on October 18, 2020. These options are fully vested but the underlying shares are subject to selling restrictions that only lapse upon the achievement of both certain stock price-based performance objectives and certain time-based service period requirements. See “—Executive Summary—2020 Stock Option Award to Chairman and Chief Executive Officer” for a detailed explanation of the vesting and other provisions of this option award. As of January 30, 2021, 700,000 of these options were subject to selling restrictions.
(4)	Represents options granted on April 21, 2016. Subject to continuous service, these options will be fully vested on April 21, 2021.
(5)	Represents options granted on June 27, 2016. Subject to continuous service, these options will be fully vested on June 27, 2021.

PART III	FORM 10-K | 171

(6)	Represents options granted on April 2, 2019. Subject to continuous service, these options vest on each anniversary of the date of grant with 10% of the total options granted on each of years 2 and 3, 15% of the total options granted on each of years 4 and 5, and 20% of the total options granted on each of years 6 and 7, and will be fully vested on April 2, 2026.
(7)	Represents options granted on April 29, 2020. Subject to continuous service, these options vest on each anniversary of the date of grant with 10% of the total options granted on each of years 1, 2 and 3, 15% of the total options granted on each of years 4 and 5, and 20% of the total options granted on each of years 6 and 7, and will be fully vested on April 29, 2027.
(8)	Represents options granted on May 4, 2016. Subject to continuous service, these options will be fully vested on May 4, 2021.
(9)	Represents options granted on June 6, 2018. Subject to continuous service, these options vest on each anniversary of the date of grant with 10,000 options on each of years 3 and 4, and 20,000 on year 5, and will be fully vested on June 6, 2023.
(10)	Represents options granted on August 29, 2017. Subject to continuous service, these options vest on each anniversary of the date of grant with 5,000 options on each of years 4 and 5, and will be fully vested on August 29, 2022.
(11)	Represents options granted on June 6, 2018. Subject to continuous service, these options vest on each anniversary of the date of grant with 5,000 options on each of years 3 and 4, and 10,000 on year 5, and will be fully vested on June 6, 2023.
(12)	Represents options granted on July 19, 2019. Subject to continuous service, these options vest and become exercisable as to 25% of the options on each remaining anniversary of the grant date, and will be fully vested on July 19, 2024.
(13)	Represents restricted stock units granted on April 21, 2016. Subject to continuous service, these restricted stock units will be fully vested on June 16, 2021.
(14)	Represents restricted stock units granted on May 4, 2016. Subject to continuous service, these restricted stock units will be fully vested on May 4, 2021.

OPTIONS EXERCISED, UNITS VESTED & STOCK VESTED

The following table shows all restricted stock units or stock awards that vested in fiscal 2020. The named executive officers did not exercise any stock options in fiscal 2020.

	RESTRICTED STOCK AWARDS
	NUMBER OF	VALUE OF
	RESTRICTED STOCK	RESTRICTED STOCK
NAME	UNITS VESTED	UNITS ON VESTING
Gary Friedman	—	$—
Jack Preston	3,500	$892,150
Eri Chaya	13,500	$2,033,400
DeMonty Price	14,500	$3,089,650
David Stanchak	8,000	$1,401,850

BURN RATE & DILUTION

We calculate our “burn rate” using the total number of equity awards (full value stock awards and stock options) granted under our stock incentive plan during the current fiscal year as a percentage of the total number of common shares outstanding as of the prior fiscal year. Our fiscal 2020 burn rate was 9.2%.

We believe that understanding our use of equity under our stock incentive plan (including our annual burn rate) requires understanding the impact of our recent share repurchase programs on the potential dilution to our shareholders from awards of stock-based incentive compensation, which we call our “overhang.” As a result, we analyze our equity metrics as a percentage of both the total number of common shares outstanding and the total number of pro forma common shares outstanding, which takes into account the effect of our share repurchase programs on our total number of common shares outstanding.

Our pro forma overhang for fiscal 2020 based on the pro forma common shares outstanding was 19.8%.

Our overhang for fiscal 2020 based on the total number of common shares outstanding was 42.9%.

172 | FORM 10-K	PART III

We calculate our overhang as the total number of shares to be issued under outstanding equity awards (including any unexercised and unvested outstanding awards), plus shares available for issuance under our equity plans as a percentage of the total number of common shares outstanding. Our pro forma overhang takes into account the effect of the Company’s share repurchase programs by using the total number of common shares outstanding prior to the Company’s share repurchases (as of fiscal 2016) and includes the actual issuance of common stock via equity instruments through the current fiscal year end period.

		FISCAL 2020 (POST REPURCHASE ACTIVITY)
	FISCAL 2016	ON FISCAL	ON FISCAL	ON PRO FORMA
	(PRE-REPURCHASE	2020 SHARES	2016 SHARES	FISCAL 2020 SHARES
	ACTIVITY)	OUTSTANDING	OUTSTANDING	OUTSTANDING
Shares to be Issued under Outstanding Options & RSUs	9,430,461	8,569,756	8,569,756	8,569,756
Shares Available for Issuance	415,642	427,062	427,062	427,062
Shares Outstanding	40,828,633	20,995,387	40,828,633	45,430,494 (1)
Overhang	24.1%	42.9%	22.0%	19.8%
(1)	Pro forma fiscal 2020 shares outstanding is equal to the total shares outstanding as of fiscal 2016 (which is used in order to exclude the Company’s share repurchase activity under the board-approved share repurchase programs during fiscal 2017, fiscal 2018 and fiscal 2019), plus the issuance of (i) 3,051,600 shares during fiscal 2017 through fiscal 2020 as a result of the exercise of stock options and vested RSUs, (ii) 1,553,636 shares during fiscal 2019 and fiscal 2020 related to warrants and (iii) 42 shares related to the early conversion of certain convertible senior notes, minus the repurchase of 3,400 shares from former associates and 17 shares received upon the settlement of convertible senior notes.

PENSION BENEFITS

None of our named executive officers received any pension benefits during fiscal 2020.

NONQUALIFIED DEFERRED COMPENSATION

None of our named executive officers contributed to or received earnings from a nonqualified deferred compensation plan during fiscal 2020.

EMPLOYMENT & OTHER COMPENSATION AGREEMENTS

We have entered into employment agreements with the following named executive officers.

Gary Friedman

We have entered into an employment agreement with Mr. Friedman, our Chairman and Chief Executive Officer. Mr. Friedman’s employment agreement provides for an annual base salary of at least $1.25 million. If Mr. Friedman’s employment is terminated by us without cause (as defined in the agreement) or by Mr. Friedman for good reason (as defined in the agreement), he is entitled to (a) all accrued salary and vacation pay through the termination date, (b) severance payments totaling $20 million, less withholdings, paid on our regular payroll schedule over the 24 months following the termination date, (c) any earned but unpaid portion of his annual bonus, (d) a pro-rata amount (based on the number of days Mr. Friedman was employed during the fiscal year through the termination date) of Mr. Friedman’s target bonus for the applicable fiscal year in which termination of employment occurs, to be paid at the same time and in the same form as Mr. Friedman’s annual bonus would otherwise be paid, (e) subject to his timely election under COBRA, continuation of medical benefits for 24 months following the termination date, subject to Mr. Friedman’s payment of applicable premiums at the same rate that would have been applied had he remained an executive officer of our Company, paid for by us to the same extent that we paid for his health insurance prior to termination, (f) his vested shares and options that are still subject to selling restrictions will remain outstanding for two years following the date of termination (during which time the selling restrictions may lapse in accordance with their terms) and will be subject to repurchase by us after two years at the then fair market value to the extent that such selling restrictions remain unlapsed, and (g) any unvested

PART III	FORM 10-K | 173

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

If Mr. Friedman’s services are terminated by us for cause (as defined in the agreement), he is entitled to all accrued salary and vacation pay through the termination date. Upon such termination for cause, certain of Mr. Friedman’s other equity interests that are either unvested or subject to selling restrictions and repurchase rights will terminate, expire and be forfeited for no value, or otherwise be subject to repurchase in accordance with their terms and shall be forfeited to the extent unvested after such period. See “—Compensation Discussion & Analysis—Long-Term Equity Incentive Compensation.”

Mr. Friedman has agreed that, during his employment with us or during the term when he is receiving continued payment from us after termination of his employment as described above, he will not directly or indirectly work for or engage or invest in any competitor. In addition, Mr. Friedman has agreed that, during his employment with us and for the two year period thereafter, he will not (a) solicit, directly or through any third party, any associate of ours or (b) use our proprietary information to solicit the business of any of our material customers or suppliers, or as specified in the employment agreement, encourage any of our suppliers and customers to reduce their business or contractual relationship with us. The agreement also contains a mutual non-disparagement clause.

Eri Chaya, DeMonty Price, David Stanchak and Jack Preston

On March 29, 2018, we entered into compensation protection agreements with each of Ms. Chaya, Mr. Price and Mr. Stanchak. On March 29, 2019, we entered into a compensation protection agreement with Mr. Preston. The compensation committee determined to offer these compensation protection agreements to each of these executive officers in order to provide uniform severance protection terms for each such executive officer. The effect of the compensation protection agreements is to supersede any other compensation severance arrangements previously in place for any such executive officer.

The compensation protection agreements provide each of the foregoing executive officers with severance if the executive’s employment is terminated by us without cause (as defined in the agreement), or by the executive for good reason (as defined in the agreement). In the event of such termination and subject to the executive’s execution and nonrevocation of a release of claims and continued compliance with the restrictive covenants described herein, the executive is entitled to: (a) all accrued base salary through the termination date; (b) any earned and unpaid portion of the annual bonus for the year prior to year in which such termination occurs; (c) to the extent bonuses have been paid for the year prior to the year in which the termination takes place (or no such bonus was paid at all), a prorated bonus based on the number of days the executive is employed in the year of termination based on our actual performance and if applicable, on executive’s individual performance at the midpoint of the applicable range; (d) severance payments equal to 12 months base salary, less withholdings, paid on our regular payroll schedule following the termination date; and (e) subject to the executive’s timely election under COBRA, payment of a portion of the executive’s COBRA premiums at the same rate that would have been applied had the executive remained employed by us, paid for by us to the same extent that we paid for the executive’s health insurance prior to termination, for 12 months following the termination date (or if earlier, when the executive becomes eligible for similar coverage from another employer). The compensation protection agreements also provide that in the event the executive receives payments that would be subject to an excise tax, the executive would receive a lesser amount which would result in no portion of such payments being subject to the excise tax. Each executive has agreed that during employment with us, the executive will not directly or indirectly work for or engage or invest in any competitor. Each has also agreed that during employment with us and the 12 months following employment, the executive will not solicit, directly or through any third party any business from any of our material customers or suppliers or encourage any of our customers or suppliers to reduce their business or contractual relationship with us. Each executive will also cooperate with us following termination of employment in the defense of any action brought by a third party against us that relates to the executive’s employment with us.

174 | FORM 10-K	PART III

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Gary Friedman

The information below describes and quantifies certain compensation that would have been paid to Chief Executive Officer in the event of his termination of employment or a change in control, assuming such event was effective at January 30, 2021, the last day of our 2020 fiscal year, and based on fiscal 2020 compensation.

TERMINATION WITHOUT CAUSE
BENEFITS AND PAYMENTS	OR RESIGNATION WITH GOOD REASON
Severance pursuant to employment agreement(1)	$20,000,000
Bonus(2)	$3,125,000
Intrinsic value of equity(3)	$169,381,994
Health coverage total benefits(4)	$39,829
Total	$192,546,823
(1)	Payable over 24 months.
(2)	Corresponds to Mr. Friedman’s annual bonus amount for fiscal 2020.
(3)	Performance-based option awards where the shares underlying the option are subject to selling restrictions shall continue to have such selling restrictions lapse according to the performance terms for a period of one or two years following such termination, as applicable. In the case of Mr. Friedman’s 2017 stock option award, in the event Mr. Friedman is terminated on January 30, 2021, the selling restrictions applicable to this award would lapse in full (assuming, in the case of the 2017 stock option award, that the stock price performance targets set forth in the 2017 award are met within the one year time period following such termination). The value shown includes the value of such options held by Mr. Friedman that he would receive if the stock price hurdles are achieved on such termination date. This value is based on the excess of $475.36, the closing price of our common stock on January 29, 2021, the last trading day of fiscal 2020, over the exercise price of such options, multiplied by the number of shares that could be exercisable assuming that the selling restrictions lapsed on such termination date. In the case of Mr. Friedman’s 2020 stock option award, in the event Mr. Friedman is terminated on January 30, 2021, the selling restrictions applicable to this award would lapse in full (assuming, in the case of the 2020 stock option award, that the stock price performance targets set forth in the 2020 award are met within the one year time period following such termination). The value shown includes the value of such options held by Mr. Friedman that he would receive if the stock price hurdles are achieved on such termination date. This value is based on the excess of $475.36, the closing price of our common stock on January 29, 2021, the last trading day of fiscal 2020, over the exercise price of such options, multiplied by the number of shares that could be exercisable assuming that the selling restrictions lapsed on such termination date.
(4)	Continuation of medical benefits for 24 months following the termination date, subject to his payment of applicable COBRA premiums at the same rate that would have been applied had he remained an executive officer of the Company, paid for by us to the same extent that we paid for his health insurance prior to termination.

Jack Preston, Eri Chaya, DeMonty Price and David Stanchak

The information below describes and quantifies certain compensation that would have been paid to Mr. Preston, Ms. Chaya, Mr. Price and Mr. Stanchak under the compensation protection agreements in the event of his or her termination of employment or a change in control, assuming such event was effective at January 30, 2021, the last day of our 2020 fiscal year, and based on fiscal 2020 compensation.

	TERMINATION WITHOUT CAUSE OR RESIGNATION
	WITH GOOD REASON
	JACK	ERI	DEMONTY	DAVID
BENEFITS AND PAYMENTS	PRESTON	CHAYA	PRICE	STANCHAK
Salary continuation(1)	$775,000	$1,100,000	$950,000	$800,000
Bonus(2)	$753,709	$1,057,418	$928,709	$800,000
Health coverage total benefits(3)	$13,593	$19,914	$14,677	$22,252
Total	$1,542,302	$2,177,332	$1,893,386	$1,622,252
(1)	This amount reflects salary continuation at each such executive officer’s current salary rate paid over twelve months.
(2)	Corresponds to each such executive officer’s annual bonus amount for fiscal 2020 that such executive officer would be entitled to receive if still employed on the date in 2020 that bonuses are actually paid.
(3)	Continuation of medical benefits for twelve months following the termination date, subject to the payment of applicable COBRA premiums by such executive officer at the same rate that would have been applied had he or she remained an executive officer of the Company, paid for by us to the same extent that we paid for his or her health insurance prior to termination.

PART III	FORM 10-K | 175

COMPENSATION OF DIRECTORS

We compensate all non-employee members of our board of directors as follows:

ANNUAL COMPENSATION
Annual cash retainer	$135,000 annual cash (paid quarterly in advance)
Lead Independent Director	$30,000 annual cash (paid quarterly in advance)(1)
Audit committee chairman	$80,000 annual cash (paid quarterly in advance)
Audit committee member	$25,000 annual cash (paid quarterly in advance)
Compensation committee chairman	$75,000 annual cash (paid quarterly in advance)
Compensation committee member	$20,000 annual cash (paid quarterly in advance)
Nominating & corporate governance committee chairman	$25,000 annual cash (paid quarterly in advance)
Nominating & corporate governance committee member	$15,000 annual cash (paid quarterly in advance)
Board meeting attendance fees	Not Applicable
Annual equity grant of restricted stock	Aggregate value of $125,000(2)
(1)	In March 2016, upon his appointment as Lead Independent Director, Mr. Demilio received a stock option for 20,000 shares, which vests in five equal installments over five years, subject to his continuing service as the Lead Independent Director. In May 2020, in connection with his service as Lead Independent Director, Mr. Demilio received a refresh stock option for 30,000 shares, which vests in five equal installments over five years, subject to his continuous service as the Lead Independent Director.
(2)	Based on the average closing price of our common stock on the date of grant, determined using the closing prices for the ten consecutive trading days prior to and inclusive of the date of grant, which shares vest in full on the one-year anniversary of the date of grant. Grants are made for service for the period between the annual meeting of shareholders for the fiscal year in which the grant was made and the annual meeting of shareholders for the following fiscal year.

Annual equity grants described above are granted on the date of the annual meeting of shareholders each year.

Mr. Friedman and Ms. Chaya, as current officers of the Company, did not receive any compensation for board service for fiscal 2020. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of our board of directors.

The following table shows the compensation earned by all non-employee directors during fiscal 2020:

NAME	FEES EARNED	STOCK AWARDS(1)	TOTAL
Carlos Alberini	$135,000	$129,974	$264,974
Keith Belling	$135,000	$129,974	$264,974
Mark Demilio	$290,000	$129,974	$419,974
Hilary Krane	$160,000	$129,974	$289,974
Katie Mitic	$160,000	$129,974	$289,974
Ali Rowghani	$150,000	$129,974	$279,974
Leonard Schlesinger	$210,000	$129,974	$339,974
(1)	Reflects the aggregate grant date fair value of the awards of restricted stock made in fiscal 2020, computed in accordance with FASB ASC 718. See Note 18—Stock-Based Compensation in our consolidated financial statements within Part II of this Annual Report on Form 10-K. Amounts shown do not reflect compensation actually received or that may be realized in the future by the director.

176 | FORM 10-K	PART III

At January 30, 2021, the last day of our 2020 fiscal year, the aggregate number of unvested restricted stock awards and unexercised stock options held by each of our directors during fiscal 2020, other than Mr. Friedman and Ms. Chaya, is set forth below. Information regarding equity awards held by Mr. Friedman and Ms. Chaya is set forth in the table entitled “Outstanding Equity Awards at Fiscal Year-End” in this Annual Report on Form 10-K in the section titled “Executive Compensation.”

	UNVESTED	UNEXERCISED
NAME	RESTRICTED STOCK(1)	STOCK OPTIONS
Carlos Alberini	456	—
Keith Belling	456	—
Mark Demilio	456	50,000 (2)
Hilary Krane	456	—
Katie Mitic	456	—
Ali Rowghani	456	—
Leonard Schlesinger	456	—
(1)	All restricted stock awards listed above vest as to 100% of the shares on July 22, 2021.

Mr. Demilio was granted options to purchase 20,000 shares of stock in connection with his appointment as Lead Independent Director on March 9, 2016. Such options vested pro rata over five years such that they were fully vested on March 9, 2021. Mr. Demilio was granted options to purchase 30,000 shares of stock on May 5, 2020. Such options vest pro rata over five years such that they will be fully vested on May 5, 2025, subject to Mr. Demilio’s continued service as Lead Independent Director.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF TOP SHAREHOLDERS & LEADERSHIP

The following table sets forth information as of March 24, 2021, regarding the beneficial ownership of our common stock by: each person or group who is known by us to own beneficially more than 5% of our outstanding shares of our common stock; each of our named executive officers; each of our current directors; and all of our current executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. Percentage of beneficial ownership is based on 20,996,817 shares of common stock outstanding as of March 24, 2021. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o RH, 15 Koch Road, Corte Madera, CA 94925.

PART III	FORM 10-K | 177

NAME(1)	NUMBER	PERCENT
Gary Friedman(2)	7,430,158	28.0%
FMR LLC(3) 245 Summer Street, Boston, MA 02210	2,926,118	13.9%
T. Rowe Price Associates, Inc.(4) 100 E. Pratt Street, Baltimore, MD 21202	2,515,616	12.0%
BlackRock, Inc.(5) 55 East 52nd Street, New York, NY 10055	1,768,655	8.4%
Berkshire Hathaway Inc.(6) 3555 Farnam Street, Omaha, NE 68131	1,732,548	8.3%
The Vanguard Group(7) 100 Vanguard Blvd., Malvern, PA 19355	1,489,911	7.1%
D1 Capital Partners L.P.(8) 9 West 57th Street, 36th Floor, New York, NY 10019	1,133,351	5.4%
Miller Value Partners, LLC(9) One South Street, Suite 2550, Baltimore, MD 21202	985,635	4.7%
The Goldman Sachs Group, Inc.(10) 200 West Street, New York, NY 10282	976,929	4.7%
Carlos Alberini(11)	45,802	*
Keith Belling(12)	10,459	*
Eri Chaya(13)	431,441	2.0%
Mark Demilio(14)	68,564	*
Hilary Krane(15)	7,074	*
Katie Mitic(16)	9,725	*
Jack Preston(17)	92,583	*
DeMonty Price(18)	242,824	1.1%
Ali Rowghani(19)	8,411	*
Leonard Schlesinger(20)	12,960	*
David Stanchak(21)	204,726	1.0%
All current executive officers and directors as a group (12 persons)(22)	8,564,727	33.3%

*Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Under the rules of the SEC, our named executive officers include our principal executive officer, principal financial officer and the next three most highly compensated executive officers.
(2)	Includes 5,576,826 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2021. As of March 24, 2021, 950,000 of these options are subject to selling restrictions.
(3)	Based on the Schedule 13G/A filed by FMR LLC on February 8, 2021.
(4)	Based on the Schedule 13G/A filed by T. Rowe Price Associates, Inc. on February 16, 2021.
(5)	Based on the Schedule 13G/A filed by BlackRock, Inc. on February 1, 2021.
(6)	Based on the Schedule 13G/A filed by Warren E. Buffett on behalf of himself and Berkshire Hathaway Inc. (which Mr. Buffett may be deemed to control), National Indemnity Company and Precision Castparts Corp., and Berkshire Hathaway Consolidated Pension Plan Master Trust, as a group, on February 16, 2021. Mr. Buffett, Berkshire Hathaway Inc. and GEICO Corporation are each a parent holding company. National Indemnity Company is an insurance company, while Precision Castparts Corp. Master Trust and Berkshire Hathaway Consolidated Pension Plan Master Trust are employee benefit plans.
(7)	Based on the Schedule 13G/A filed by Vanguard Group, Inc. on February 10, 2021.
(8)	Based on the Schedule 13G filed by D1 Capital Partners, L.P. and Daniel Sundheim on February 16, 2021. Per the Schedule 14G filed by D1 Capital Partners, L.P. and Daniel Sundheim, Mr. Sundheim may be deemed to beneficially own the reported securities by virtue of the fact that he indirectly controls the D1 Capital Partners, L.P.
(9)	Based on the Schedule 13G/A filed by Miller Value Partners, LLC on February 14, 2019.
(10)	Based on the Schedule 13G/A filed by The Goldman Sachs Group, Inc. on February 12, 2019.
(11)	Includes 456 restricted stock awards that vest on July 22, 2021.
(12)	Includes 456 restricted stock awards that vest on July 22, 2021.
(13)	Includes 351,600 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2021 and 12,500 restricted stock units that vest on May 4, 2021.

178 | FORM 10-K	PART III

(14)	Includes 41,106 shares of common stock held by various family trusts established by Mr. Demilio, 26,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2021 and 456 restricted stock awards that vest on July 22, 2021.
(15)	Includes 456 restricted stock awards that vest on July 22, 2021.
(16)	Includes 456 restricted stock awards that vest on July 22, 2021.
(17)	Includes 82,750 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2021.
(18)	Includes 179,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2021 and 6,500 restricted stock units that vest on May 4, 2021.
(19)	Includes 6,953 shares of common stock held by the Rowghani Keshavarz Living Trust and 456 restricted stock awards that vest on July 22, 2021.
(20)	Includes 456 restricted stock awards that vest on July 22, 2021.
(21)	Includes 182,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 24, 2021.
(22)	Includes 6,398,176 shares of common stock our executive officers and directors have a right to acquire upon the exercise of options that are exercisable within 60 days of March 24, 2021, 3,192 restricted stock awards that vest on July 22, 2021 and 19,000 restricted stock units that vest on May 4, 2021.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of January 30, 2021:

EQUITY COMPENSATION PLAN INFORMATION
	NUMBER OF	WEIGHTED-
	SECURITIES TO BE	AVERAGE EXERCISE
	ISSUED UPON EXERCISE	PRICE OF	NUMBER OF SECURITIES
	OF OUTSTANDING	OUTSTANDING	REMAINING
	OPTIONS, WARRANTS	OPTIONS, WARRANTS	AVAILABLE FOR
PLAN CATEGORY	AND RIGHTS	AND RIGHTS	FUTURE ISSUANCE(1)
Equity compensation plans approved by security holders	8,477,506	$102.44	427,062 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	8,477,506 (2)	$102.44	427,062 (3)
(1)	Excludes securities reflected in column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”
(2)	Calculated without taking into account 92,250 shares underlying restricted stock units that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(3)	Excludes 419,908 shares available for issuance as of February 1, 2021 pursuant to the evergreen provision of our 2012 Stock Incentive Plan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TIME SHARING AGREEMENT FOR CORPORATE AIRCRAFT

On March 27, 2015, Restoration Hardware, Inc., a wholly-owned subsidiary of the Company, entered into an Aircraft Time Sharing Agreement (the “Time Sharing Agreement”) with Gary Friedman, its Chief Executive Officer. The Time Sharing Agreement governs use of any aircraft owned or leased by the Company (“Corporate Aircraft”) by Mr. Friedman for personal trips and provides that Mr. Friedman will lease such Corporate Aircraft and pay Restoration Hardware, Inc. an amount equal to the aggregate actual expenses of each personal use flight based on the variable costs of the flight, with the amount of such lease payments not to exceed the maximum payment level established under Federal Aviation Administration rules. Mr. Friedman maintains a deposit with the Company to be used towards payment of amounts due under the Time Sharing Agreement. On March 29, 2016, the parties entered into an Amended and Restated Time Sharing Agreement on substantially the same terms and conditions as the prior agreement.

PART III	FORM 10-K | 179

REPAYMENT BY RH OF PROMISSORY NOTE ISSUED TO CARLOS ALBERINI

On December 21, 2020, we repaid in full the promissory note issued to Mr. Alberini in 2014. As previously reported, such promissory note was issued to Mr. Alberini in connection with our repurchase of 238,290 shares of common stock that had previously been awarded to Mr. Alberini, who resigned from his position as our Co-Chief Executive Officer in January 2014. The repurchase was made pursuant to the terms of our 2012 Equity Replacement Plan, which provides that we may repurchase from our former employees any shares subject to selling restrictions under such plan. The total repayment amount of such promissory on December 21, 2020, was approximately $16.1 million, representing the principal amount of the promissory note of approximately $15.5 million plus approximately $0.6 million of accrued interest.

DIRECTOR & OFFICER INDEMNIFICATION & LIMITATION OF LIABILITY

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

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Employment and Other Compensation Agreements” in Item 11 (Executive Compensation) of this Part III of Form 10-K.

EQUITY GRANTS

We have made certain equity grants to members of our named executive officers, including our Chairman and Chief Executive Officer. For more information regarding these grants, see “Compensation Discussion & Analysis” and “Compensation of Named Executive Officers” in Item 11 (Executive Compensation) of this Part III of Form 10-K.

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

180 | FORM 10-K	PART III

Pursuant to our related person transaction policies and procedures, any Related Party Transaction must be reviewed by the audit committee. In connection with its review of a Related Party Transaction, the audit committee may take into account, among other factors it deems appropriate, whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the Related Party Transaction. Leadership shall present to the audit committee the following information, to the extent relevant, with respect to actual or potential Related Party Transactions:

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

We are not aware of any related party transaction since the beginning of the 2020 fiscal year required to be reported under our related party transaction policies and procedures or applicable SEC rules for which our policies and procedures did not require review or for which such policies and procedures were not followed.

BOARD INDEPENDENCE

In accordance with our Corporate Governance Guidelines, the board of directors affirmatively determines that each independent director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and meets the standards for independence as defined by applicable law and the rules of the NYSE.

Our board of directors undertook its annual review of the independence of our directors and considered whether any director has a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors affirmatively determined that each of Mr. Alberini, Mr. Demilio, Ms. Krane, Ms. Mitic, Mr. Rowghani and Dr. Schlesinger is an “independent director,” as defined under the applicable rules of the NYSE and the SEC, and that the other members of the board are not independent. The board’s independence determination was based on information provided by our current directors. In particular, in making its determination that Mr. Alberini is an independent director, the board of directors considered that under the rules of the NYSE and the SEC, Mr. Alberini could be deemed independent for membership on the board of directors after February 2017 given that his prior service as the Company’s Co-Chief Executive Officer and Chief Executive Officer had occurred more than three years prior to such date. In addition, after February 2019, Mr. Alberini also meets the enhanced independence standard for a director who has not served as an employee of the Company for more than five years. In reaching its conclusions regarding the independence of Mr. Alberini, the board of directors further considered Mr. Alberini’s time away from the management of RH, the fact that he had served as the chief executive officer of Lucky Brands, and the fact that he subsequently left Lucky Brands and is now serving as the chief executive officer of Guess?, Inc., a publicly traded company, listed on the NYSE, along with other prior and existing relationships between the Company and Mr. Alberini.

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

PART III	FORM 10-K | 181

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

We regularly review the services and fees from our independent registered public accounting firm, PwC. These services and fees are also reviewed with the audit committee annually. In accordance with standard policy, PwC periodically rotates the individuals who are responsible for the Company’s audit.

In addition to performing the audit of the Company’s consolidated financial statements, PwC provided various other services during fiscal 2020 and fiscal 2019. The Company’s audit committee has determined that PwC’s provision of these services, which are described below, does not impair PwC’s independence with respect to the Company.

The aggregate fees billed for fiscal 2020 and fiscal 2019 for each of the following categories of services are as follows:

FEES BILLED TO THE COMPANY	FISCAL 2020	FISCAL 2019
Audit fees(1)	$3,646,237	$2,255,080
Audit related fees(2)	—	468,727
Tax fees(3)	875,343	494,328
Total	$4,521,580	$3,218,135
(1)	Includes fees for audit services principally related to the year-end examination and the quarterly reviews of the Company’s consolidated financial statements, consultation on matters that arise during a review or audit, review of SEC filings, and audit procedures related to leadership’s implementation of new accounting systems.
(2)	Includes fees that are for assurance and related services other than those included in audit fees above. In fiscal 2019, these services were primarily related to debt offering and SEC comment letter services.
(3)	Includes fees for tax compliance and advice.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and leadership are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All of the services relating to the fees described in the table above were approved by the audit committee in accordance with the audit committee’s pre-approval policy.

182 | FORM 10-K	PART III

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020

Consolidated Statements of Income for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statements of Comprehensive Income for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019

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

ITEM 16.     FORM 10-K SUMMARY

The Company has elected not to include summary information.

PART IV	FORM 10-K | 183

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
3.1	Restated Certificate of Incorporation of RH.	10-K	001-35720	March 29, 2017	3.1
3.2	Amended and Restated Bylaws of RH.	8-K	001-35720	March 3, 2017	3.1
4.1	Description of Securities of Registrant.	10-K	001-35720	March 30, 2020	4.1
4.2	Form of RH Common Stock Certificate.	10-K	001-35720	March 29, 2017	4.1
4.3	Indenture dated June 18, 2018, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2023.	8-K	001-35720	June 19, 2018	4.1
4.4	First Supplemental Indenture dated as of August 31, 2018, between RH and U.S. Bank National Association, as Trustee, relating to the 0.00% Convertible Senior Note due 2023.	10-Q	001-35720	September 5, 2018	4.2
4.5	Indenture dated September 17, 2019, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2024.	8-K	001-35720	September 18, 2019	4.1
10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4
10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1
10.3*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2
10.4*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3
10.5*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4
10.6*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2
10.7*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17
10.8*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman.	8-K	001-35720	May 3, 2017	10.1
10.9*	Cash Incentive Bonus Plan.	10-Q	001-35720	September 9, 2017	10.2
10.10*	Form of Compensation Protection Agreement for Section 16 Presidents.	10-K	001-35720	March 29, 2018	10.11
10.11	Form of Base Convertible Bond Hedge Confirmation, dated June 13, 2018, between RH and each of the counterparties thereto.	8-K	001-35720	June 19, 2018	10.1

184 | FORM 10-K	EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.12	Form of Base Warrant Confirmation, dated June 13, 2018, between RH and each of the counterparties thereto.	8-K	001-35720	June 19, 2018	10.2
10.13	Form of Base Convertible Bond Hedge Confirmation, dated September 12, 2019, between RH and each of the counterparties thereto.	8-K	001-35720	September 18, 2019	10.1
10.14	Form of Base Warrant Confirmation, dated September 12, 2019, between RH and each of the counterparties thereto.	8-K	001-35720	September 18, 2019	10.2
10.15	Form of Additional Convertible Bond Hedge Confirmation, dated September 13, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.3
10.16	Form of Additional Warrant Confirmation, dated September 13, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.4
10.17	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary G. Friedman.	10-K	001-35720	March 30, 2016	10.13
10.18	Eleventh Amended and Restated Credit Agreement dated as of June 28, 2017 among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	July 3, 2017	10.1
10.19	First Amendment to Eleventh Amended and Restated Credit Agreement, dated June 12, 2018, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	10-Q	001-35720	June 12, 2018	10.1
10.20	Consent and Second Amendment to Eleventh Amended and Restated Credit Agreement, dated November 23, 2018, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	November 23, 2018	10.1
10.21	Third Amendment to Eleventh Amended and Restated Credit Agreement, dated April 4, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	April 5, 2019	10.1

EXHIBIT INDEX	FORM 10-K | 185

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.22	Credit Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association as administrative agent and collateral agent.	8-K	001-35720	July 13, 2017	10.1
10.23	Credit Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and BSP Agency, LLC, as administrative agent and collateral agent.	8-K	001-35720	April 16, 2019	10.1
10.24	Intercreditor Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., Bank of America, N.A. and BSP Agency, LLC.	8-K	001-35720	April 16, 2019	10.2
10.25	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman dated as of October 18, 2020.	8-K	001-35720	October 21, 2020	10.1
21.1	Subsidiary List	—	—	—	—	X
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X
24.1	Power of Attorney (included on signature page)	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document––the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Extension Definition	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

186 | FORM 10-K	EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
*	Indicates management contract or compensatory plan or arrangement.

EXHIBIT INDEX	FORM 10-K | 187

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

	By:	/s/ Gary Friedman
Gary Friedman
Chairman of the Board of Directors and Chief Executive Officer

Date: March 30, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30th, 2021.

/s/ Gary Friedman	/s/ Jack Preston
Gary Friedman	Jack Preston
Chairman of the Board of Directors and Chief Executive Officer	Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

/s/ Glenda Citragno	/s/ Carlos Alberini
Glenda Citragno	Carlos Alberini
SVP, Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ Keith Belling	/s/ Eri Chaya
Keith Belling	Eri Chaya
Director	Director

/s/ Mark Demilio	/s/ Hilary Krane
Mark Demilio	Hilary Krane
Director	Director

/s/ Katie Mitic	/s/ Ali Rowghani
Katie Mitic	Ali Rowghani
Director	Director

/s/ Leonard Schlesinger
Leonard Schlesinger
Director

188 | FORM 10-K	SIGNATURES