Form 10-Q
period 2021-05-01
RH
filed 2021-06-10
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 4, 2021, 21,030,374 shares of the registrant’s common stock were outstanding.

RH

TABLE OF CONENTS	2020 QUARTERLY REPORT | 2

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts) (Unaudited)

	MAY 1,	JANUARY 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$229,527	$100,446
Accounts receivable—net	60,212	59,474
Merchandise inventories	593,946	544,227
Prepaid expense and other current assets	105,723	97,337
Total current assets	989,408	801,484
Property and equipment—net	1,103,668	1,077,198
Operating lease right-of-use assets	541,841	456,164
Goodwill	141,152	141,100
Tradenames, trademarks and other intangible assets	72,237	71,663
Deferred tax assets	49,869	49,924
Equity method investments	99,131	100,603
Other non-current assets	240,011	200,177
Total assets	$3,237,317	$2,898,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$389,411	$424,422
Deferred revenue and customer deposits	363,404	280,641
Operating lease liabilities	72,442	71,524
Federal and state tax payable	89,311	49,539
Other current liabilities	101,604	95,506
Total current liabilities	1,016,172	921,632
Asset based credit facility	—	—
Equipment promissory notes—net	3,739	14,614
Convertible senior notes due 2023—net	288,136	282,956
Convertible senior notes due 2024—net	285,721	281,454
Non-current operating lease liabilities	532,142	448,169
Non-current finance lease liabilities	501,118	485,481
Other non-current obligations	15,827	16,981
Total liabilities	2,642,855	2,451,287
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of May 1, 2021 and January 30, 2021	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 21,020,538 shares issued and outstanding as of May 1, 2021; 20,995,387 shares issued and outstanding as of January 30, 2021	2	2
Additional paid-in capital	597,329	581,897
Accumulated other comprehensive income	3,913	2,565
Accumulated deficit	(6,782)	(137,438)
Total stockholders’ equity	594,462	447,026
Total liabilities and stockholders’ equity	$3,237,317	$2,898,313

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts) (Unaudited)

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Net revenues	$860,792	$482,895
Cost of goods sold	453,815	283,241
Gross profit	406,977	199,654
Selling, general and administrative expenses	219,089	164,201
Income from operations	187,888	35,453
Other expenses
Interest expense—net	13,308	19,629
Tradename impairment	—	20,459
Loss on extinguishment of debt	105	—
Total other expenses	13,413	40,088
Income (loss) before income taxes	174,475	(4,635)
Income tax expense (benefit)	41,724	(1,423)
Income (loss) before equity method investments	132,751	(3,212)
Share of equity method investments losses	(2,095)	—
Net income (loss)	$130,656	$(3,212)
Weighted-average shares used in computing basic net income (loss) per share	21,003,244	19,242,641
Basic net income (loss) per share	$6.22	$(0.17)
Weighted-average shares used in computing diluted net income (loss) per share	31,210,011	19,242,641
Diluted net income (loss) per share	$4.19	$(0.17)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 4

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Net income (loss)	$130,656	$(3,212)
Net gains (losses) from foreign currency translation	1,348	(2,372)
Total comprehensive income (loss)	$132,004	$(5,584)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY
Balances—January 30, 2021	20,995,387	$2	$581,897	$2,565	$(137,438)	—	$—	$447,026
Stock-based compensation	—	—	15,200	—	—	—	—	15,200
Vested and delivered restricted stock units	2,807	—	(927)	—	—	—	—	(927)
Exercise of stock options	22,342	—	1,393	—	—	—	—	1,393
Settlement of convertible senior notes	7,307	—	(3,514)	—	—	(7,305)	3,280	(234)
Exercise of call option under bond hedge upon settlement of convertible senior notes	(7,305)	—	3,280	—	—	7,305	(3,280)	—
Net income	—	—	—	—	130,656	—	—	130,656
Net gains from foreign currency translation	—	—	—	1,348	—	—	—	1,348
Balances—May 1, 2021	21,020,538	$2	$597,329	$3,913	$(6,782)	—	$—	$594,462

Balances—February 1, 2020	19,236,681	$2	$430,662	$(2,760)	$(409,253)	—	$—	$18,651
Stock-based compensation	—	—	5,721	—	—	—	—	5,721
Vested and delivered restricted stock units	10,286	—	(381)	—	—	—	—	(381)
Exercise of stock options	17,760	—	797	—	—	—	—	797
Repurchases of common stock	(600)	—	—	—	—	600	(72)	(72)
Net loss	—	—	—	—	(3,212)	—	—	(3,212)
Net losses from foreign currency translation	—	—	—	(2,372)	—	—	—	(2,372)
Balances—May 2, 2020	19,264,127	$2	$436,799	$(5,132)	$(412,465)	600	$(72)	$19,132

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 6

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$130,656	$(3,212)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,886	24,870
Non-cash operating lease cost	16,603	15,907
Tradename impairment	—	20,459
Asset impairments	—	4,783
Amortization of debt discount	8,670	12,916
Accretion of debt discount upon settlement of debt	(319)	—
Stock-based compensation expense	15,307	5,828
Non-cash finance lease interest expense	6,150	5,781
Product recalls	500	—
Loss on extinguishment of debt	105	—
Share of equity method investments losses	2,095	—
Other non-cash items	(1,944)	1,145
Change in assets and liabilities:
Accounts receivable	(722)	1,554
Merchandise inventories	(49,540)	(55,837)
Prepaid expense and other assets	(12,575)	(8,324)
Landlord assets under construction—net of tenant allowances	(13,578)	(7,600)
Accounts payable and accrued expenses	(32,250)	(52,989)
Deferred revenue and customer deposits	82,744	26,679
Other current liabilities	41,981	4,696
Current and non-current operating lease liabilities	(19,379)	(7,065)
Other non-current obligations	(7,515)	(6,459)
Net cash provided by (used in) operating activities	190,875	(16,868)

PART I. FINANCIAL INFORMATION	2020 FIRST QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands) (Unaudited)

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(50,251)	(16,632)
Equity method investments	(1,172)	—
Net cash used in investing activities	(51,423)	(16,632)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	—	71,100
Repayments under asset based credit facility	—	(61,100)
Repayments under promissory and equipment security notes	(5,792)	(5,166)
Repayments of convertible senior notes	(2,035)	—
Principal payments under finance leases	(3,671)	(2,068)
Proceeds from exercise of stock options	1,393	797
Tax withholdings related to issuance of stock-based awards	(927)	(381)
Net cash provided by (used in) financing activities	(11,032)	3,182
Effects of foreign currency exchange rate translation	36	(132)
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	128,456	(30,450)
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	100,446	47,658
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	6,625	—
Beginning of period—cash and cash equivalents	$107,071	$47,658
End of period—cash and cash equivalents	229,527	17,208
End of period—restricted cash equivalents (acquisition related escrow deposits)	6,000	—
End of period—cash and cash equivalents and restricted cash equivalents	$235,527	$17,208
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$14,463	$2,935
Landlord asset additions in accounts payable and accrued expenses at period-end	33,568	23,489
Shares issued on settlement of convertible senior notes	(3,280)	—
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	3,280	—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 8

RH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

RH, a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is a leading luxury retailer in the home furnishings market that offers merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. These products are sold through our retail locations, websites and Source Books.

As of May 1, 2021, we operated a total of 68 RH Galleries and 38 RH outlet stores in 30 states, the District of Columbia and Canada, as well as 14 Waterworks Showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of May 1, 2021, and the results of operations for the three months ended May 1, 2021, and May 2, 2020. Our current fiscal year, which consists of 52 weeks, ends on January 29, 2022 (“fiscal 2021”).

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires our senior leadership team to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the novel coronavirus disease (“COVID-19” or “the pandemic”) using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three months ended May 1, 2021. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”).

The results of operations for the three months ended May 1, 2021, presented herein are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the novel coronavirus disease as discussed in Recent Developments—COVID-19 below.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 9

Recent Developments—COVID-19

The COVID-19 outbreak in the first quarter of fiscal 2020 caused disruption to our business operations. In our initial response to the health crisis, we undertook immediate adjustments to our business operations including temporarily closing all of our retail locations and Restaurants, curtailing expenses, and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second through fourth fiscal quarters of fiscal 2020 as a result of both the reopening of most of our retail locations and also strong consumer demand for our products. Operational restrictions related to the COVID-19 pandemic affecting our Galleries and hospitality locations continued to fluctuate in the first quarter of 2021 based upon changes in local conditions and regulations. As of June 4, 2021, substantially all of our Galleries, Outlets, and Restaurants were open, although many of our Restaurants and Galleries continue to conduct business with occupancy limitations and other operational restrictions.

Our overall customer demand in specific markets has generally correlated favorably with our customers’ ability to access our Galleries and Outlets. Although our business has strengthened during the period from the second quarter of fiscal 2020 and continuing into fiscal 2021, consumer spending patterns may shift away from spending on the home and home-related categories, such as home furnishings, as pandemic restrictions are lifted and consumers return to pre-COVID consumption trends, such as spending on travel and leisure and other activities. In addition, various constraints in our merchandise supply chain have resulted in some delays in our ability to convert business demand into revenues at normal historical rates. We anticipate that the backlog of orders for merchandise from our vendors, coupled with business conditions related to the pandemic, will continue to adversely affect the capacity of our vendors and supply chain to meet our merchandise demand levels during fiscal 2021. It may take several quarters for inventory receipts and manufacturing to catch up to the increase in customer demand and as a result the exact timing cannot be accurately predicted due to ongoing uncertainty of the continuing impact of the pandemic on our global supply chain. In particular, business circumstances and operational conditions in numerous international locations where our vendors operate are subject to ongoing risks, and regions in which our vendors have production facilities, such as India, have experienced various spikes in cases related to the pandemic. As a result, the pandemic may continue to adversely affect business operations in these jurisdictions, which could, in turn, have a negative impact on our vendors and therefore on our business as well, as including our ability to source products.

We will continue to closely manage our investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near-term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. For more information, refer to the section entitled “Risk Factors” in our 2020 Form 10-K.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards or Updates Adopted

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard in the first quarter of fiscal 2021 and the adoption did not have an impact on our condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 10

New Accounting Standards or Updates Not Yet Adopted

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, we will not separately present in equity an embedded conversion feature of such debt. Instead, we will account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. We will adopt the ASU in the first quarter of fiscal 2022, and we are evaluating the effects that the adoption of this ASU will have on our condensed consolidated financial statements, including the adoption approach.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	MAY 1,	JANUARY 30,
	2021	2021
Prepaid expense and other current assets	$52,819	$42,079
Capitalized catalog costs	13,826	19,067
Promissory notes receivable, including interest (1)	13,816	13,569
Vendor deposits	12,689	12,519
Right of return asset for merchandise	8,173	7,453
Acquisition related escrow deposits	4,400	2,650
Total prepaid expense and other current assets	$105,723	$97,337

(1)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 5—Equity Method Investments.

Other non-current assets consist of the following (in thousands):

	MAY 1,	JANUARY 30,
	2021	2021
Landlord assets under construction—net of tenant allowances	$169,312	$135,531
Initial direct costs prior to lease commencement	41,843	36,770
Capitalized cloud computing costs—net (1)	8,547	7,254
Other deposits	7,344	5,287
Acquisition related escrow deposits	1,600	3,975
Deferred financing fees	1,256	1,525
Other non-current assets	10,109	9,835
Total other non-current assets	$240,011	$200,177
(1)	Presented net of accumulated amortization of $1.1 million and $0.5 million as of May 1, 2021 and January 30, 2021, respectively.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 11

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (See Note 17—Segment Reporting), for the three months ended May 1, 2021 (in thousands):

			FOREIGN
	JANUARY 30,		CURRENCY	MAY 1,
	2021	ADDITIONS	TRANSLATION	2021
RH Segment
Goodwill	$141,100	$—	$52	$141,152
Tradenames, trademarks and other intangible assets	54,663	574	—	55,237
Waterworks (1)
Tradename (2)	17,000	—	—	17,000
(1)	Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million of impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	Presented net of an impairment charge of $35.1 million, with $20.5 million and $14.6 million recorded in fiscal 2020 and fiscal 2018, respectively.

Waterworks Tradename Impairment

During the first quarter of fiscal 2020, as a result of the COVID-19 health crisis and related Showroom closures and slowdown in construction activity, management updated the long-term financial projections for the Waterworks reporting unit which resulted in a significant decrease in forecasted revenues and profitability. We performed an interim impairment test on the Waterworks tradename and the estimated future cash flows of the Waterworks reporting unit indicated the fair value of the tradename asset was below its carrying amount. We determined fair value utilizing a discounted cash flow methodology under the relief-from-royalty method. Significant assumptions under this method include forecasted net revenues and the estimated royalty rate, expressed as a percentage of revenues, in addition to the discount rate based on the weighted-average cost of capital. Based on the impairment test performed, we concluded that the Waterworks reporting unit tradename was impaired as of May 2, 2020. As a result, we recognized a $20.5 million non-cash impairment charge for the Waterworks reporting unit tradename during the three months ended May 2, 2020.

NOTE 5—EQUITY METHOD INVESTMENTS

Equity method investments represent our 50 percent membership interests in three privately-held limited liability companies in Aspen (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) which were formed during fiscal 2020, and have the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. As we do not have a controlling financial interest in the Aspen LLCs but have the ability to exercise significant influence over the Aspen LLCs, we account for these investments using the equity method of accounting.

During the three months ended May 1, 2021, we recorded our proportionate share of equity method investments losses of $2.1 million, which is included in the condensed consolidated statements of operations and a corresponding decrease to the carrying value of equity method investments on the condensed consolidated balance sheets as of May 1, 2021.

As of May 1, 2021, $13.8 million of promissory notes receivable are outstanding with the managing member, which are included in prepaid expense and other current assets on the condensed consolidated balance sheets. These promissory notes are expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs.

An affiliate of the managing member of the Aspen LLCs became the landlord of an additional RH Design Gallery in the first quarter of fiscal 2021.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 12

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	MAY 1,	JANUARY 30,
	2021	2021
Accounts payable	$231,901	$224,906
Accrued compensation	49,503	84,860
Accrued freight and duty	33,698	29,754
Accrued sales taxes	25,474	23,706
Accrued occupancy	21,252	17,671
Accrued catalog costs	6,460	4,354
Accrued professional fees	4,532	5,383
Deferred consideration for asset purchase	—	14,387
Other accrued expenses	16,591	19,401
Total accounts payable and accrued expenses	$389,411	$424,422

Other current liabilities consist of the following (in thousands):

	MAY 1,	JANUARY 30,
	2021	2021
Allowance for sales returns	$28,649	$25,559
Current portion of equipment promissory notes	28,067	22,747
Unredeemed gift card and merchandise credit liability	18,574	19,173
Finance lease liabilities	15,322	14,671
Product recall reserve	7,012	8,181
Other current liabilities	3,980	5,175
Total other current liabilities	$101,604	$95,506

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of May 1, 2021 will be recognized within the next six months as the performance obligations are satisfied. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year.

In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended May 1, 2021 and May 2, 2020, we recognized $4.9 million and $4.1 million, respectively, of revenue related to previous deferrals related to our gift cards. During the three months ended May 1, 2021 and May 2, 2020, we recognized gift card breakage of $0.4 million and $0.6 million, respectively. We expect that approximately 75% of the remaining gift card liabilities as of May 1, 2021 will be recognized when the gift cards are redeemed by customers.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 13

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	MAY 1,	JANUARY 30,
	2021	2021
Deferred payroll taxes	$4,461	$4,461
Rollover units and profit interests (1)	3,597	3,490
Unrecognized tax benefits	3,324	3,114
Other non-current obligations	4,445	5,916
Total other non-current obligations	$15,827	$16,981
(1)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 15—Stock-Based Compensation.

.

NOTE 8—LEASES

Lease costs—net consist of the following (in thousands):

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Operating lease cost (1)	$23,567	$20,726
Finance lease costs
Amortization of leased assets (1)	10,918	9,588
Interest on lease liabilities (2)	6,150	5,781
Variable lease costs (3)	8,427	3,560
Sublease income (4)	(1,182)	(2,575)
Total lease costs—net	$47,880	$37,080
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of operations based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2020 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of operations.
(3)	Represents variable lease payments under operating and finance lease agreements. The amounts primarily represent contingent rent based on a percentage of retail sales over contractual levels of $6.3 million and $2.0 million for the three months ended May 1, 2021 and May 2, 2020, respectively, as well as charges associated with common area maintenance of $2.1 million and $1.6 million for the three months ended May 1, 2021 and May 2, 2020, respectively. Other variable costs include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset were not material in any period.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of operations.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 14

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		MAY 1,	JANUARY 30,
		2021	2021
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$541,841	$456,164
Finance leases (1)(2)	Property and equipment—net	718,001	711,804
Total lease right-of-use assets		$1,259,842	$1,167,968
Liabilities
Current (3)
Operating leases	Operating lease liabilities	$72,442	$71,524
Finance leases	Other current liabilities	15,322	14,671
Total lease liabilities—current		87,764	86,195
Non-current
Operating leases	Non-current operating lease liabilities	532,142	448,169
Finance leases	Non-current finance lease liabilities	501,118	485,481
Total lease liabilities—non-current		1,033,260	933,650
Total lease liabilities		$1,121,024	$1,019,845
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $144.0 million and $133.0 million as of May 1, 2021 and January 30, 2021, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 15

The maturities of lease liabilities are as follows as of May 1, 2021 (in thousands):

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL
Remainder of fiscal 2021	$72,017	$29,966	$101,983
2022	88,706	40,352	129,058
2023	80,696	40,771	121,467
2024	74,575	41,169	115,744
2025	74,475	42,385	116,860
2026	71,741	43,164	114,905
Thereafter	276,516	575,649	852,165
Total lease payments (1)(2)	738,726	813,456	1,552,182
Less—imputed interest (3)	(134,142)	(297,016)	(431,158)
Present value of lease liabilities	$604,584	$516,440	$1,121,024
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $667.4 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of May 1, 2021, of which $24.1 million, $32.5 million, $37.3 million, $38.7 million, $40.0 million and $39.8 million will be paid in fiscal 2021, fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025 and fiscal 2026, respectively, and $455.0 million will be paid subsequent to fiscal 2026.
(2)	Excludes future commitments under short-term lease agreements of $1.8 million as of May 1, 2021.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	9.5	8.7
Finance leases	18.2	18.4
Weighted-average discount rate
Operating leases	4.00%	3.82%
Finance leases	4.99%	5.25%

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 16

Other information related to leases consists of the following (in thousands):

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(25,456)	$(10,786)
Operating cash flows from finance leases	(6,253)	(2,437)
Financing cash flows from finance leases	(3,671)	(2,068)
Total cash outflows from leases	$(35,380)	$(15,291)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$103,088	$1,198
Finance leases	19,611	58

Long-lived Asset Impairment

During the three months ended May 2, 2020, we recognized long-lived asset impairment charges of $3.5 million related to one RH Baby & Child and TEEN Gallery and one Waterworks showroom, comprised of lease right-of-use asset impairment of $2.0 million and property and equipment impairment of $1.5 million.

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

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 17

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2021 and, accordingly, holders were eligible to convert their 2024 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2024 Notes during the calendar quarter ending June 30, 2021. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the condensed consolidated balance sheets. During both the three months ended May 1, 2021 and May 2, 2020, we recorded $0.2 million related to the amortization of debt issuance costs.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 18

The carrying values of the 2024 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	MAY 1,	JANUARY 30,
	2021	2021
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(61,720)	(65,818)
Net carrying amount	$288,280	$284,182
Equity component (1)	$87,252	$87,252
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $4.1 million and $3.9 million for the amortization of the debt discount related to the 2024 Notes during the three months ended May 1, 2021 and May 2, 2020, respectively.

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

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 19

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

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2021 and, accordingly, holders were eligible to convert their 2023 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2023 Notes during the calendar quarter ending June 30, 2021. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 20

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During  the three months ended May 1, 2021 and May 2, 2020, we recorded $0.3 million and $0.2 million, respectively, related to the amortization of debt issuance costs.

In December 2020, holders of $2.4 million in aggregate principal amount of the 2023 Notes elected conversion at the option of the noteholders. During the three months ended May 1, 2021, we paid $2.4 million in cash and delivered 7,307 shares of common stock to settle the converted 2023 Notes. As a result, we recognized a loss on extinguishment of the liability component of $0.1 million in the three months ended May 1, 2021. We also received 7,305 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below, and therefore, on a net basis issued 2 shares of our common stock in respect to such settlement of the converted 2023 Notes.

In May 2021, holders of $30.8 million in aggregate principal amount of the 2023 Notes elected conversion at the option of the noteholders. During the second quarter of fiscal 2021, we expect to pay $30.8 million in cash and to deliver an immaterial number of shares of common stock to settle the converted 2023 Notes, net of the shares of common stock we expect to receive from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	MAY 1,	JANUARY 30,
	2021	2021
Liability component
Principal	$332,644	$335,000
Less: Debt discount	(42,171)	(47,064)
Net carrying amount	$290,473	$287,936
Equity component (1)	$90,756	$90,990
(1)	Included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $4.6 million and $4.3 million for the amortization of the debt discount related to the 2023 Notes during the three months ended May 1, 2021 and May 2, 2020, respectively.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 21

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

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows (in thousands):

	MAY 1,			JANUARY 30,
	2021			2021
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT
Asset based credit facility (1)	$—	$—	$—	$—	$—	$—
Equipment promissory notes (2)	31,942	(136)	31,806	37,532	(171)	37,361
Total credit facilities	$31,942	$(136)	$31,806	$37,532	$(171)	$37,361
(1)	Deferred financing fees associated with the asset based credit facility as of May 1, 2021 and January 30, 2021 were $1.3 million and $1.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of June 28, 2022.
(2)	Represents total equipment security notes secured by certain of our property and equipment, of which $28.1 million outstanding was included in other current liabilities on the condensed consolidated balance sheets as of May 1, 2021. The remaining $3.8 million outstanding, included in equipment promissory notes—net on the condensed consolidated balance sheets, has principal payments due of $2.6 million and $1.2 million in fiscal 2022 and fiscal 2023, respectively.

Asset Based Credit Facility

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”).

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 22

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

In addition, under the Credit Agreement, we are required to meet specified financial ratios in order to undertake certain actions, and we may be required to maintain certain levels of excess availability or meet a specified consolidated fixed-charge coverage ratio (“FCCR”). Subject to certain exceptions, the trigger for the FCCR occurs if the domestic availability under the revolving line of credit is less than the greater of (i) $40.0 million and (ii) 10% of the lesser of (x) the domestic revolving commitments under the Credit Agreement and (y) the domestic revolving borrowing base. If the availability under the Credit Agreement is less than the foregoing amount, then Restoration Hardware, Inc. is required subject to certain exceptions to maintain an FCCR of at least one to one. As of May 1, 2021, Restoration Hardware, Inc. was in compliance with all applicable financial covenants of the Credit Agreement.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 23

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

As of May 1, 2021, we had no outstanding borrowings under the revolving credit facility portion of the Credit Agreement. The availability of credit at any given time under the Credit Agreement is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable. As a result of the borrowing base formula, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of May 1, 2021 was $285.6 million, net of $20.1 million in outstanding letters of credit.

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and we agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of May 1, 2021, the equipment security notes bore interest at a weighted-average rate of 4.56%. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. We are required to make monthly installment payments under the equipment security notes.

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

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 24

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently. The estimated fair value and carrying value of the 2023 Notes and 2024 Notes are as follows (in thousands):

	MAY 1,		JANUARY 30,
	2021		2021
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE (1)	VALUE	VALUE (1)
Convertible senior notes due 2023	$325,556	$290,473	$301,794	$287,936
Convertible senior notes due 2024	307,193	288,280	286,161	284,182
(1)	Carrying value represents the principal amount less the equity component of the 2023 Notes and 2024 Notes classified in stockholders’ equity, and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.

The fair value of each of the 2023 Notes and 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our common stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

Fair Value Measurements—Non-Recurring

The fair value of the Waterworks reporting unit tradename was determined based on unobservable (Level 3) inputs and valuation techniques, as discussed in Note 4—Goodwill, Tradenames, Trademarks and Other Intangible Assets.

The fair value of the acquired goodwill and tradename associated with acquisitions by the RH Segment in fiscal 2020 were determined based on unobservable (Level 3) inputs and valuation techniques.

The fair value of the real estate assets associated with our investment in the Aspen LLCs in fiscal 2020, as discussed in Note 5—Equity Method Investments, were determined based on unobservable (Level 3) inputs and valuation techniques.

NOTE 12—INCOME TAXES

We recorded income tax expense of $41.7 million and an income tax benefit of $1.4 million in the three months ended May 1, 2021 and May 2, 2020, respectively. The effective tax rate was 24.2% and 30.7% for the three months ended May 1, 2021 and May 2, 2020, respectively. The decrease in the effective tax rate for the three months ended May 1, 2021 as compared to the three months ended May 2, 2020 is attributable to higher net excess tax benefits from stock-based compensation and income reported in the current period compared to a reported loss in the prior year.

As of May 1, 2021, we had $8.6 million of unrecognized tax benefits, of which $7.8 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of May 1, 2021, we had $6.2 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 25

NOTE 13—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share are presented in the table below. As we reported a net loss for the three months ended May 2, 2020, the weighted-average shares outstanding for basic and diluted are the same.

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Weighted-average shares—basic	21,003,244	19,242,641
Effect of dilutive stock-based awards	6,716,485	—
Effect of dilutive convertible senior notes (1)	3,490,282	—
Weighted-average shares—diluted	31,210,011	19,242,641
(1)	The $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the 2023 Notes and the 2024 Notes would have an impact on our dilutive share count beginning at stock prices at or above $118.13 per share, $193.65 per share and $211.40 per share, respectively. The 2020 Notes matured on July 15, 2020 and did not have an impact on our dilutive share count post-termination. The warrants associated with our 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices at or above $189.00 per share, $309.84 per share and $338.24 per share, respectively. The warrants associated with our 2020 Notes expired on January 7, 2021.

While the share price for our common stock trades above the applicable conversion price of each series of notes or the applicable exercise price of each series of warrants for the notes, these instruments will have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock continues to exceed the applicable conversion or exercise price of the notes and warrants. Refer to Note 9—Convertible Senior Notes.

The following number of dilutive options, restricted stock units and convertible senior notes were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Options	55,273	4,436,083
Restricted stock units	—	177,312
Convertible senior notes	—	589,095
Total anti-dilutive stock-based awards	55,273	5,202,490

NOTE 14—SHARE REPURCHASE PROGRAM

In 2018, our Board of Directors authorized a share repurchase program. In fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under this share repurchase program at an average price of $122.10 per share, for an aggregate repurchase amount of approximately $250.0 million. In fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under this program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million. We did not make any repurchases under this program during either the three months ended May 1, 2021 or May 2, 2020. The total current authorized size of the share purchase program is up to $950 million (the “950 Million Repurchase Program”), of which $450.0 million remained available as of May 1, 2021 for future share investments under this share repurchase program.

NOTE 15—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $15.3 million and $5.8 million during the three months ended May 1, 2021 and May 2, 2020, respectively, which is included in selling, general and administrative expenses on the

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 26

condensed consolidated statements of operations. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan. See Note 18—Stock-Based Compensation in the 2020 Form 10-K.

The option contains selling restrictions on the underlying shares that lapse upon the achievement of both time-based service requirements and stock price performance-based metrics as described further below. The option is fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option will result in aggregate non-cash stock compensation expense of $173.6 million, of which $5.9 million was recognized during the three months ended May 1, 2021 (which is included in the stock-based compensation expense recorded during the three months ended May 1, 2021 noted above). As of May 1, 2021, the total unrecognized compensation expense was $50.7 million, which will be recognized on an accelerated basis through May 2025.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of May 1, 2021, 8,508,074 options were outstanding with a weighted-average exercise price of $106.07 per share and 6,780,119 options were vested with a weighted-average exercise price of $89.33 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of May 1, 2021 was $4,951.3 million, $4,755.8 million, and $4,059.2 million, respectively. Stock options exercisable as of May 1, 2021 had a weighted-average remaining contractual life of 3.66 years. As of May 1, 2021, the total unrecognized compensation expense related to unvested options was $114.7 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.68 years. In addition, as of May 1, 2021, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $50.7 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant above).

As of May 1, 2021, we had 89,830 restricted stock units outstanding with a weighted-average grant date fair value of $73.51 per share. During the three months ended May 1, 2021, 4,420 restricted stock units vested with a weighted-average grant date fair value of $51.23 per share. As of May 1, 2021, there was $2.8 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 0.68 years.

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Appreciation Rights is determined based on an option-pricing model (“OPM”). We did not record any expense related to the Appreciation Rights during either the three months ended May 1, 2021 or May 2, 2020. As of both May 1, 2021 and January 30, 2021, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of operations. The fair value of the Profit Interests is determined based on an OPM. For both the three months ended May 1, 2021 and May 2, 2020, we recorded $0.1 million related to the Profit Interests, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations. As of May 1, 2021 and

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 27

January 30, 2021, the liability associated with the Profit Interests was $2.1 million and $2.0 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of May 1, 2021.

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

We review the need for any loss contingency reserves and establish reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on our condensed consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

NOTE 17—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the Chief Operating Decision Maker (the “CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate Development. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, websites, Source Books, and the commercial channel. The Real Estate Development segment represents operations associated with our equity method investments entered into in fiscal 2020, as described in Note 5—Equity Method Investments.

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

We use operating income to evaluate segment profitability for the retail operating segments. Operating income is defined as net income (loss) before interest expense—net, tradename impairment, loss on extinguishment of debt, income tax expense (benefit) and our share of equity method investments losses.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 28

Segment Information

The following table presents the statements of operations metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	THREE MONTHS ENDED
	MAY 1,			MAY 2,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL
Net revenues	$819,823	$40,969	$860,792	$454,957	$27,938	$482,895
Gross profit	386,553	20,424	406,977	187,762	11,892	199,654
Depreciation and amortization	22,680	1,206	23,886	23,717	1,153	24,870

In the three months ended May 1, 2021, the Real Estate Development segment share of equity method investments losses was $2.1 million.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	MAY 1,				JANUARY 30,
	2021				2021
			REAL ESTATE				REAL ESTATE
	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL
Goodwill (1)	$141,152	$—	$—	$141,152	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets (2)	55,237	17,000	—	72,237	54,663	17,000	—	71,663
Equity method investments	—	—	99,131	99,131	—	—	100,603	100,603
Total assets	2,992,647	145,539	99,131	3,237,317	2,659,944	137,766	100,603	2,898,313
(1)	The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of February 2, 2019, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35.1 million, with $20.5 million and $14.6 million recorded in fiscal 2020 and fiscal 2018, respectively.

We use segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i)  non-cash compensation amortization related to the fully vested option grant made to Mr. Friedman in October 2020, (ii) product recall accruals and adjustments, (iii) asset impairments and changes in useful lives and (iv) severance costs associated with reorganizations. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team reviews.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 29

The following table presents segment operating income (loss) and income (loss) before income taxes (in thousands):

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Operating income (loss):
RH Segment	$188,010	$49,517
Waterworks	6,242	(1,450)
Non-cash compensation	(5,864)	—
Recall accrual	(500)	—
Asset impairments and change in useful lives	—	(8,471)
Reorganization related costs	—	(4,143)
Income from operations	187,888	35,453
Interest expense—net	13,308	19,629
Loss on extinguishment of debt	105	—
Tradename impairment	—	20,459
Income (loss) before income taxes	$174,475	$(4,635)

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Furniture	$580,011	$312,523
Non-furniture	280,781	170,372
Total net revenues	$860,792	$482,895

During the third quarter of fiscal 2020, we reviewed our segments and product lines and updated certain products and categories in our reporting of furniture and non-furniture product lines. While this reporting change did not impact our consolidated results, prior period segment data has been recast for consistency in reporting.

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of May 1, 2021, we operated 4 retail locations and 2 outlets in Canada, and 1 retail location in the U.K. Geographic revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented. Long-lived assets held internationally were not material in any fiscal period presented.

No single customer accounted for more than 10% of our revenues in the three months ended May 1, 2021 or May 2, 2020.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 30

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2020 Form 10-K.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results, and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the section entitled Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2020 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading luxury retailer in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual extensions of our physical spaces. Our retail business is fully integrated across our multiple channels of distribution, consisting of our retail locations, websites and Source Books. We have an integrated RH Hospitality experience in ten of our locations, which include Restaurants and wine bars.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 31

As of May 1, 2021, we operated the following number of Galleries, Outlets and Showrooms:

COUNT
RH
Design Galleries	24
Legacy Galleries	38
Modern Galleries	2
Baby & Child and TEEN Galleries	4
Total Galleries	68
Outlets	38
Waterworks Showrooms	14

The COVID-19 outbreak in the first quarter of fiscal 2020 caused disruption to our business operations. In our initial response to the health crisis we undertook immediate adjustments to our business operations including temporarily closing all of our retail locations and Restaurants, curtailing expenses, and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second through fourth fiscal quarters of fiscal 2020 as a result of both the reopening of most of our retail locations and also strong consumer demand for our products. Operational restrictions related to the COVID-19 pandemic affecting our Galleries and hospitality locations continued to fluctuate in the first quarter of 2021 based upon changes in local conditions and regulations. As of June 4, 2021, substantially all of our Galleries, Outlets, and Restaurants were open, although many of our Restaurants and Galleries continue to conduct business with occupancy limitations and other operational restrictions.

Our overall customer demand in specific markets has generally correlated favorably with our customers’ ability to access our Galleries and Outlets. Although our business has strengthened during the period from the second quarter of fiscal 2020 and continuing into fiscal 2021, consumer spending patterns may shift away from spending on the home and home-related categories, such as home furnishings, as pandemic restrictions are lifted and consumers return to pre-COVID consumption trends, such as spending on travel and leisure and other activities. In addition, various constraints in our merchandise supply chain have resulted in some delays in our ability to convert business demand into revenues at normal historical rates. We anticipate that the backlog of orders for merchandise from our vendors, coupled with business conditions related to the pandemic, will continue to adversely affect the capacity of our vendors and supply chain to meet our merchandise demand levels during fiscal 2021. It may take several quarters for inventory receipts and manufacturing to catch up to the increase in customer demand and as a result the exact timing cannot be accurately predicted due to ongoing uncertainty of the continuing impact of the pandemic on our global supply chain. In particular, business circumstances and operational conditions in numerous international locations where our vendors operate are subject to ongoing risks, and regions in which our vendors have production facilities, such as India, have experienced various spikes in cases related to the pandemic. As a result, the pandemic may continue to adversely affect business operations in these jurisdictions, which could, in turn, have a negative impact on our vendors and therefore on our business as well, as including our ability to source products.

We will continue to closely manage our investments while considering both the overall economic environment as well as the needs of our business operations. In addition, our near-term decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. For more information, refer to the section entitled “Risk Factors” in our 2020 Form 10-K.

Key Value Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies and business initiatives:

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 32

Product Elevation. We have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories, and channels that we control, and their desirability and exclusivity has enabled us to achieve industry leading revenues and margins. Our customers know them as RH Interiors, RH Modern, RH Beach House, RH Ski House, RH Outdoor, RH Rugs, RH Lighting, RH Linens, RH Baby & Child, RH Teen, and Waterworks. Our strategy to elevate the design and quality of our product will continue as we introduce RH Contemporary in 2021 with a 400 page Source Book, dedicated website, national ad campaign, and a freestanding RH Contemporary Gallery in the San Francisco Design District. We also have plans to introduce RH Couture Upholstery, RH Bespoke Furniture and RH Color over the next several years.

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

Brand Elevation. We are beginning to evolve the brand beyond curating and selling product, towards conceptualizing and selling spaces, by building an ecosystem of products, services, places, and spaces designed to elevate and render our product more valuable while establishing the RH brand as a thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world.

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally regarding how we innovate, curate, and integrate all the dynamic aspects of our brand, and externally as we introduce our customers to The World of RH, a new digital portal presenting our Products, Services, Places and Spaces. This multi-year effort began internally last year with the reimagination of our Center of Innovation & Product Leadership, which will incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation.

Our external efforts will begin this fall with the launch of phase one of our new digital portal, The World of RH, which will include rich, immersive content with simplified navigation and search functionality, all designed to enhance the shopping experience and render our product and brand more valuable. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be.

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH a substantial long-term market opportunity to build a $20 to $25 billion global brand over time. Our view is the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally with the objective of launching international locations in Europe beginning in 2022. We have secured a number of locations in various markets in the United Kingdom and continental Europe in which we expect to introduce our first Galleries outside of the U.S. and Canada.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 33

Basis of Presentation and Results of Operations

Matters Affecting Comparability

The disruption to our business operations from the COVID-19 pandemic has had a significant impact on the comparability of certain ratios and year-over-year trends for our operating results for the three months ended May 1, 2021, as compared to the three months ended May 2, 2020. The primary negative impact to our revenues from store closures occurred during the first half of fiscal 2020, but despite the reopening of most of our Galleries during the second and third fiscal quarters and a strong resurgence in customer demand for our products, we have continued to address a range of business circumstances related to the pandemic including delays in manufacturing and inventory receipts as our supply chain recovers from the impact of the global health crisis. We have also changed the cadence of our expenses and investments as we have sought to address the impact of the pandemic on the business, and delayed the opening of certain new Gallery locations due to issues related to the pandemic including the extensive travel restrictions that have been in place for Europe. Beginning in the second quarter of fiscal 2020, we resumed many investments and previously deferred expenditures, and our decisions regarding these matters will continue to evolve in response to changing business circumstances, including further developments with respect to the pandemic. Direct and indirect effects of the pandemic will continue to affect the comparability of our results during fiscal 2021. Although we have experienced strong demand for our products since the second half of fiscal 2020, for example, some of the demand may have been driven by consumers electing to spend more money on home-related purchases due to stay-at-home restrictions that were in place throughout many parts of the United States and Canada. The relaxation of COVID-19-related restrictions may trigger a shift in consumer spending patterns toward other categories, such as travel and leisure activities, and away from the purchase of merchandise related to the home including home furnishings which could affect our results of operation in fiscal 2021.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 34

Results of Operations

The following table sets forth our condensed consolidated statements of operations and other financial and operating data:

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020

	(in thousands)
Condensed Consolidated Statements of Operations:
Net revenues	$860,792	$482,895
Cost of goods sold	453,815	283,241
Gross profit	406,977	199,654
Selling, general and administrative expenses	219,089	164,201
Income from operations	187,888	35,453
Other expenses
Interest expense—net	13,308	19,629
Tradename impairment	—	20,459
Loss on extinguishment of debt	105	—
Total other expenses	13,413	40,088
Income (loss) before income taxes	174,475	(4,635)
Income tax expense (benefit)	41,724	(1,423)
Income (loss) before equity method investments	132,751	(3,212)
Share of equity method investments losses	(2,095)	—
Net income (loss)	$130,656	$(3,212)
Other Financial and Operating Data:
Adjusted net income (1)	$142,250	$29,949
Adjusted EBITDA (2)	$228,258	$77,427
Capital expenditures	$50,251	$16,632
Landlord assets under construction—net of tenant allowances	13,578	7,600
Adjusted capital expenditures (3)	$63,829	$24,232
(1)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because our senior leadership team believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 35

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020

	(in thousands)
Net income (loss)	$130,656	$(3,212)
Adjustments pre-tax:
Amortization of debt discount (a)	5,981	11,125
Non-cash compensation (b)	5,864	—
Recall accrual (c)	500	—
Loss on extinguishment of debt (d)	105	—
Tradename impairment (e)	—	20,459
Asset impairments and change in useful lives (f)	—	8,471
Reorganization related costs (g)	—	4,143
Subtotal adjusted items	12,450	44,198
Impact of income tax items (h)	(2,951)	(11,037)
Share of equity method investments losses (i)	2,095	—
Adjusted net income	$142,250	$29,949
(a)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $2.7 million and $1.8 million during the three months ended May 1, 2021 and May 2, 2020, respectively. The 2020 Notes matured on July 15, 2020 and did not impact amortization of debt discount post-maturity.
(b)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(c)	Represents accruals associated with product recalls.
(d)	Represents a loss on extinguishment of debt for a portion of the 2023 Notes that were early converted at the option of the noteholders.
(e)	Represents tradename impairment related to the Waterworks reporting unit. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Tradenames, Trademarks and Other Intangible Assets in our condensed consolidated financial statements.
(f)	Represents asset impairments of $4.8 million, inventory reserves of $2.4 million related to Outlet inventory resulting from retail closures in response to the COVID-19 pandemic and acceleration of depreciation expense of $1.3 million due to a change in the estimated useful lives of certain assets.
(g)	Represents severance costs and related payroll taxes associated with a reorganization undertaken in response to the impact of retail closures on our business.
(h)	The adjustment for the three months ended May 1, 2021 is based on an adjusted tax rate of 23.9%, which excludes the tax impact associated with our share of equity method investments losses. The adjustment for the three months ended May 2, 2020 is based on an adjusted tax rate of 24.3%, which excludes the tax impact associated with the Waterworks reporting unit tradename impairment.
(i)	Represents our proportionate share of the losses of our equity method investments. Refer to Note 5—Equity Method Investments in our condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 36

(2)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income (loss) before depreciation and amortization, interest expense—net and income tax expense (benefit). Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, certain non-recurring, and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because our senior leadership team believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Net income (loss)	$130,656	$(3,212)
Depreciation and amortization	23,886	24,870
Interest expense—net	13,308	19,629
Income tax expense (benefit)	41,724	(1,423)
EBITDA	209,574	39,864
Non-cash compensation (a)	15,307	5,828
Share of equity method investments losses (b)	2,095	—
Capitalized cloud computing amortization (c)	677	—
Recall accrual (b)	500	—
Loss on extinguishment of debt (b)	105	—
Tradename impairment (b)	—	20,459
Asset impairments (b)	—	7,133
Reorganization related costs (b)	—	4,143
Adjusted EBITDA	$228,258	$77,427
(a)	Represents non-cash compensation related to equity awards granted to employees.
(b)	Refer to the reconciliation of net income (loss) to adjusted net income table above and the related footnotes for additional information.
(c)	Represents amortization associated with capitalized cloud computing costs.
(3)	We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 37

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	THREE MONTHS ENDED
	MAY 1,		MAY 2,
	2021		2020
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE (1)	COUNT	FOOTAGE (1)
		(in thousands)		(in thousands)
Beginning of period	82	1,162	83	1,111
RH Legacy Galleries:
Raleigh legacy Gallery	—	—	1	4.4
End of period	82	1,162	84	1,115
Total leased square footage at end of period (2)		1,559		1,502
Weighted-average leased square footage (3)		1,559		1,501
Weighted-average leased selling square footage (3)		1,162		1,114
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 4,800 square feet as of May 1, 2021 related to one owned retail location and 37,700 square feet as of May 2, 2020 related to two owned retail locations.

(2)	Total leased square footage includes approximately 5,400 square feet as of May 1, 2021 related to one owned retail location and 48,700 square feet as of May 2, 2020 related to two owned retail locations.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 38

The following table sets forth our condensed consolidated statements of operations as a percentage of total net revenues:

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020
Condensed Consolidated Statements of Operations:
Net revenues	100.0%	100.0%
Cost of goods sold	52.7	58.7
Gross profit	47.3	41.3
Selling, general and administrative expenses	25.5	34.0
Income from operations	21.8	7.3
Other expenses
Interest expense—net	1.5	4.1
Tradename impairment	—	4.2
Loss on extinguishment of debt	—	—
Total other expenses	1.5	8.3
Income (loss) before income taxes	20.3	(1.0)
Income tax expense (benefit)	4.9	(0.3)
Income (loss) before equity method investments	15.4	(0.7)
Share of equity method investments losses	(0.2)	—
Net income (loss)	15.2%	(0.7)%

Three Months Ended May 1, 2021 Compared to Three Months Ended May 2, 2020

	THREE MONTHS ENDED
	MAY 1,			MAY 2,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$819,823	$40,969	$860,792	$454,957	$27,938	$482,895
Cost of goods sold	433,270	20,545	453,815	267,195	16,046	283,241
Gross profit	386,553	20,424	406,977	187,762	11,892	199,654
Selling, general and administrative expenses	204,407	14,682	219,089	149,276	14,925	164,201
Income (loss) from operations	$182,146	$5,742	$187,888	$38,486	$(3,033)	$35,453

Net revenues

Consolidated net revenues increased $377.9 million, or 78.3%, to $860.8 million in the three months ended May 1, 2021 compared to $482.9 million in the three months ended May 2, 2020.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 39

RH Segment net revenues

RH Segment net revenues increased $364.9 million, or 80.2%, to $819.8 million in the three months ended May 1, 2021 compared to $455.0 million in the three months ended May 2, 2020. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended May 1, 2021 was driven by strong customer demand for our products. RH Segment net revenues for the three months ended May 2, 2020 was negatively impacted by Gallery closures and macroeconomic conditions resulting from the COVID-19 pandemic in March and April of 2020.

Outlet sales increased $50.1 million to $62.3 million in the three months ended May 1, 2021 compared to $12.2 million in the three months ended May 2, 2020 due to pandemic related retail closures in the first quarter of fiscal 2020. Additionally, RH Segment net revenues increased in our Contract business driven by increased commercial purchasing activities and in our RH Hospitality business as COVID-19 operating restrictions continued to ease during the quarter.

Despite our revenue growth during the three month period, the growth in demand outpaced the growth in revenue for our products primarily due to the effects of higher than anticipated consumer demand and disruptions across our global supply chain related to the pandemic, including difficulties in ramping vendor production, as well as delays in shipments of products. It may take several quarters for inventory receipts and manufacturing to catch up to the increase in customer demand and as a result the exact timing cannot be accurately predicted due to ongoing uncertainty of the continuing impact of the pandemic on our global supply chain.

Waterworks net revenues

Waterworks net revenues increased $13.0 million, or 46.6%, to $41.0 million in the three months ended May 1, 2021 compared to $27.9 million in the three months ended May 2, 2020 due to an increase in demand related to resumed construction activity and significant residential investments by high-end homeowners. Waterworks net revenues for the three months ended May 2, 2020 was negatively impacted by construction delays, as well as temporary showroom closures, in response to the pandemic.

Gross profit

Consolidated gross profit increased $207.3 million, or 103.8%, to $407.0 million in the three months ended May 1, 2021 compared to $199.7 million in the three months ended May 2, 2020. As a percentage of net revenues, consolidated gross margin increased 600 basis points to 47.3% of net revenues in the three months ended May 1, 2021 from 41.3% of net revenues in the three months ended May 2, 2020.

RH Segment gross profit for the three months ended May 2, 2020 includes inventory reserves of $2.4 million related to Outlet inventory resulting from retail closures in response to the pandemic.

Excluding the inventory reserves adjustment mentioned above, consolidated gross margin would have increased 550 basis points to 47.3% of net revenues in the three months ended May 1, 2021 from 41.8% of net revenues in the three months ended May 2, 2020.

RH Segment gross profit

RH Segment gross profit increased $198.8 million, or 105.9%, to $386.6 million in the three months ended May 1, 2021 from $187.8 million in the three months ended May 2, 2020. As a percentage of net revenues, RH Segment gross margin increased 590 basis points to 47.2% of net revenues in the three months ended May 1, 2021 from 41.3% of net revenues in the three months ended May 2, 2020.

Excluding the inventory reserves adjustment mentioned above related to the first quarter of fiscal 2020, RH Segment gross margin would have increased 540 basis points to 47.2% of net revenues in the three months ended May 1, 2021 from 41.8% of net revenues in the three months ended May 2, 2020. The increase in gross margin was primarily driven by price increases and product mix in our Core business. Additionally, we drove higher Outlet margins through price increases and leveraged our RH Segment occupancy costs during the three month period ended May 1, 2021.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 40

Waterworks gross profit

Waterworks gross profit increased $8.5 million, or 71.7%, to $20.4 million in the three months ended May 1, 2021 from $11.9 million in the three months ended May 2, 2020. As a percentage of net revenues, Waterworks gross margin increased 730 basis points to 49.9% of net revenues in the three months ended May 1, 2021 from 42.6% of net revenues in the three months ended May 2, 2020 primarily driven by higher revenues, favorable changes in product mix, and improved efficiency in the Waterworks supply chain.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $54.9 million, or 33.4%, to $219.1 million in the three months ended May 1, 2021 from $164.2 million in the three months ended May 2, 2020.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $55.1 million, or 36.9%, to $204.4 million in the three months ended May 1, 2021 compared $149.3 million in the three months ended May 2, 2020.

RH Segment selling, general and administrative expenses for the three months ended May 1, 2021 included amortization of the non-cash compensation of $5.9 million related to the option grant made to Mr. Friedman in October 2020.

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

RH Segment selling, general and administrative expenses were 24.2% and 30.9% of net revenues for the three months ended May 1, 2021 and May 2, 2020, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in employment and employment related costs, advertising and corporate occupancy costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $0.2 million, or 1.6%, to $14.7 million in the three months ended May 1, 2021 compared to $14.9 million in the three months ended May 2, 2020.

Waterworks selling, general and administrative expenses for the three months ended May 1, 2021 included $0.5 million related to product recall and for the three months ended May 2, 2020 included $1.6 million related to asset impairments.

Waterworks selling, general and administrative expenses were 34.6% and 47.8% of net revenues for the three months ended May 1, 2021 and May 2, 2020, respectively, excluding the adjustments mentioned above.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 41

Interest expense—net

Interest expense—net decreased $6.3 million in the three months ended May 1, 2021 compared to the three months ended May 2, 2020, which consisted of the following in each period:

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020

	(in thousands)
Amortization of convertible senior notes debt discount	$8,670	$12,916
Finance lease interest expense	6,150	5,781
Amortization of debt issuance costs and deferred financing fees	745	1,013
Other interest expense	464	443
Promissory notes	425	1,454
Asset based credit facility	—	102
Capitalized interest for capital projects	(2,801)	(1,886)
Interest income	(345)	(194)
Total interest expense—net	$13,308	$19,629

Tradename impairment

We incurred a $20.5 million tradename impairment charge during the three months ended May 2, 2020 for our Waterworks reporting unit. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Tradenames, Trademarks and Other Intangible Assets.

Loss on extinguishment of debt

During the three months ended May 1, 2021 we recognized a loss on extinguishment of debt for a portion of the 2023 Notes that were early converted at the option of the noteholders of $0.1 million.

Income tax expense (benefit)

Our income tax expense was $41.7 million and our income tax benefit was $1.4 million in the three months ended May 1, 2021 and May 2, 2020, respectively. Our effective tax rate was 24.2% and 30.7% for the three months ended May 1, 2021 and May 2, 2020, respectively. The decrease in our effective tax rate is attributable to higher net excess tax benefits from stock-based compensation and income reported in the current period compared to a reported loss in the prior year.

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $2.1 million loss during the three months ended May 1, 2021.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 42

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

We have $683 million remaining in aggregate principal amount of convertible notes outstanding as of May 1, 2021, of which $31 million of the 2023 Notes will be settled in July 2021 due to early conversions at the option of the noteholders, $302 million of the 2023 Notes will mature in June 2023 (absent further early conversion elections) and $350 million of the 2024 Notes will mature in September 2024 (absent any early conversion elections with respect thereto). Based on the strong cash flow generated in 2020 and continued strong cash flow anticipated in future years, we expect to repay the outstanding principal amount of our convertible notes at maturity in June 2023 and September 2024 in cash, in each case to minimize dilution. Likewise, we expect to pay the principal amount in cash with respect to any convertible notes for which the holder elects early conversion of such convertible notes in order to minimize dilution. While we purchased convertible note hedges and sold warrants with respect to each convertible note transaction, which are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until our common stock is above approximately $338.24 per share and from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share, our shareholders may still experience dilution to the extent our common stock trades above such levels. While we anticipate using excess cash, free cash flow and borrowings on our asset based credit facility to repay the convertible notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates or upon early conversion, as applicable. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

Our business has historically relied on cash flows from operations, net cash proceeds from the issuance of the convertible senior notes, as well as borrowings under our credit facilities as our primary sources of liquidity. We continue to closely manage our business and our investments while considering both the overall economic environment as well as the needs of our operations. In addition, our near term decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. We believe our operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 43

While we have continued to serve our customers and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including additional waves or resurgences of COVID-19 outbreaks, including with regard to new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for fiscal 2021 and beyond.

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

Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our investments in various business initiatives including our capital expenditures over the course of fiscal 2021. We anticipate our adjusted capital expenditures to be $250 million to $300 million in fiscal 2021, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. During the three months ended May 1, 2021, adjusted capital expenditures were $63.8 million, net of cash received related to landlord tenant allowances of $5.9 million.

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

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 44

In addition, we continue to address the effects of the pandemic on our business with respect to real estate development and the introduction of new Galleries in both the US and internationally. A range of factors involved in the development of new Gallery and RH Hospitality may continue to be affected by the pandemic including delays in construction as well as permitting and other necessary governmental actions. In addition, the scope and cadence of investments by third parties including landlords and other real estate counterparties may be adversely affected by the health crisis. Actions taken by international as well as federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the pandemic, may require changes to our real estate strategy and related capital expenditure and financing plans. In addition, we may continue to be required to make lease payments in whole or in part for our Galleries, Outlets and Restaurants that were temporarily closed or are required to close in the future in the event of resurgences in COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from the pandemic, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms to the extent necessary to fund all of our initiatives, or that sufficient incremental debt will be available to us in order to fund our cash payments in respect of the repayment of the remaining outstanding convertible senior notes in an aggregate principal amount of $683 million at maturity or early conversion of such senior convertible notes. To the extent we need to secure additional sources of liquidity, we cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. Any adverse developments in the U.S. or global credit markets as a result of the pandemic or any other reason could affect our ability to manage our debt obligations and our ability to access future debt. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash upon maturity of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	THREE MONTHS ENDED
	MAY 1,	MAY 2,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$190,875	$(16,868)
Net cash used in investing activities	(51,423)	(16,632)
Net cash provided by (used in) financing activities	(11,032)	3,182
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	128,456	(30,450)
Cash and cash equivalents and restricted cash equivalents at end of period	235,527	17,208

Net Cash Provided By (Used In) Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 45

For the three months ended May 1, 2021, net cash provided by operating activities was $190.9 million and consisted of net income of $130.7 million and an increase in non-cash items of $71.1 million, partially offset by a change in working capital and other activities of $10.9 million. The source of cash from working capital was primarily driven by an increase in deferred revenue and customer deposits of $82.7 million primarily due to strong consumer demand for our products and an increase in other current liabilities of $42.0 million. These sources of cash from working capital were partially offset by uses of cash driven by an increase in merchandise inventory of $49.5 million, a decrease in accounts payable and accrued expenses of $32.3 million, a decrease in operating lease liabilities of $19.4 million primarily due to payments made under the related lease agreements, an increase in landlord assets under construction of $13.6 million and an increase in prepaid expenses and other assets of $12.6 million.

For the three months ended May 2, 2020, net cash used in operating activities was $16.9 million and consisted of an increase in cash used for working capital and other activities of $105.3 million and a net loss of $3.2 million, partially offset by non-cash items of $91.7 million. The uses of cash from working capital and other activities consisted primarily of increases in merchandise inventories of $55.8 million and decreases in accounts payable and accrued expense of $53.0 million related to timing of payments. These uses of cash from working capital were partially offset by sources of cash driven by increases in deferred revenues and customer deposits of $26.7 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the three months ended May 1, 2021, net cash used in investing activities was $51.4 million and was comprised of investments in retail stores, information technology and systems infrastructure of $50.3 million and additional funding of our equity method investments of $1.2 million.

For the three months ended May 2, 2020, net cash used in investing activities was $16.6 million and was comprised of investments in retail stores, information technology and systems infrastructure.

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

For the three months ended May 1, 2021, net cash used in financing activities was $11.0 million, primarily due to repayments of $5.8 million on equipment notes and principal payments under finance lease agreements of $3.7 million. In addition, $2.4 million of the 2023 Notes was repaid in the three months ended May 1, 2021 due to early conversion at the option of the noteholders, of which $2.1 million is presented as repayments of convertible senior notes within cash from financing activities and $0.3 million is reflected as non-cash accretion of debt discount upon settlement of debt within cash from operating activities.

For the three months ended May 2, 2020, net cash provided by financing activities was $3.2 million, primarily due to net borrowings under the asset based credit facility of $10.0 million, partially offset by repayments of $5.2 million on equipment notes and principal payments under finance lease agreements of $2.1 million.

Non-Cash Transactions

Non- cash transactions consist of non-cash additions of property and equipment and landlord assets and reclassification of assets from landlord assets under construction to finance lease right-of-use assets. In addition, non-cash transactions consist of shares issued and received related to the settlement of convertible senior note transactions.

Convertible Senior Notes

Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on our 0.00% Convertible Senior Notes due 2024 and 0.00% Convertible Senior Notes due 2023.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 46

Asset Based Credit Facility

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our asset based credit facility.

Equipment Loan Facility

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our equipment loan facility.

Share Repurchase Program

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

Our free cash flow has historically supported our current and completed share repurchase programs. We generated $405 million, $330 million and $163 million in free cash flow in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Free cash flow excludes all non-cash items. Free cash flow is net cash provided by operating activities adjusted by the non-cash accretion of debt discount upon settlement of debt, proceeds from sale of asset, capital expenditures, principal payments under finance leases and equity method investments. Free cash flow is included in this filing because our senior leadership team believes that free cash flow provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business. A reconciliation of our net cash provided by operating activities to free cash flow is as follows:

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

$950 Million Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program through open market purchases, privately negotiated transactions or other means, including through Rule 10b-18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as the acquisition of other equity linked instruments, accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. We completed $250.0 million in share repurchases in fiscal 2018 under this program. In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million under this share repurchase program. We did not make any repurchases under this program during either the three months ended May 1, 2021 or May 2, 2020. The total current authorized size of this share purchase program is up to $950 million (the “950 Million Repurchase Program”), of which $450.0 million remained available as of May 1, 2021 for future share investments under this share repurchase program.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 47

Contractual Obligations

As of May 1, 2021, there were no material changes to our contractual obligations described within Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2020 Form 10-K, other than lease agreements entered into in the normal course of business (refer to Note 8—Leases).

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 1, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires senior leadership to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements.

We evaluate the development and selection of our critical accounting policies and estimates and believe that certain of our significant accounting policies involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, and are therefore discussed as critical:

Merchandise Inventories—Reserves

Impairment

Tradenames, Trademarks and Other Intangible Assets

Long-Lived Assets

Lease Accounting

Reasonably Certain Lease Term

Incremental Borrowing Rate

Fair Value

Stock-Based Compensation—Performance-Based Awards

Equity Method Investments

There have been no material changes to the critical accounting policies and estimates listed above from the disclosures included in the 2020 Form 10-K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2020 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements for a description of recently proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Interest Rate Risk

We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 48

We are subject to interest rate risk in connection with borrowings under our revolving line of credit under the Credit Agreement which bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of May 1, 2021, we had no outstanding borrowings under the revolving line of credit. The Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Credit Agreement as of May 1, 2021 was $285.6 million, net of $20.1 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit during the three months ended May 1, 2021, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

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

As of May 1, 2021, we had $333 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of May 1, 2021, we had $350 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 49

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2021 FIRST QUARTER FORM 10-Q | 50

PART II

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we and/or our senior leadership team are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation, as well as securities class action litigation. Such legal proceedings may include claims related to our employment practices, wage and hour claims, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant senior leadership team’s time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

For additional information refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (“2020 Form 10-K”). There have been no material changes to the risk factors disclosed in our 2020 Form 10-K.

The risks described in our 2020 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

PART II. OTHER INFORMATION	2021 FIRST QUARTER FORM 10-Q | 51

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended May 1, 2021, we repurchased the following shares of our common stock:

			APPROXIMATE DOLLAR
		AVERAGE	VALUE OF SHARES THAT
		PURCHASE	MAY YET BE
	NUMBER OF	PRICE PER	PURCHASED UNDER THE
	SHARES (1)	SHARE	PLANS OR PROGRAMS (2)
			(in millions)
January 31, 2021 to February 27, 2021	—	$—	$450
February 28, 2021 to April 3, 2021	1,583	$574.28	$450
April 4, 2021 to May 1, 2021	30	$596.34	$450
Total	1,613
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019. There were no shares repurchased under this plan during the three months ended May 1, 2021.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

PART II. OTHER INFORMATION	2021 FIRST QUARTER FORM 10-Q | 52

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

PART II. OTHER INFORMATION	2021 FIRST QUARTER FORM 10-Q | 53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2021	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 10, 2021	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: June 10, 2021	By:	/s/ Glenda Citragno
Glenda Citragno
SVP, Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2021 FIRST QUARTER FORM 10-Q | 54