Form 10-Q
period 2021-07-31
RH
filed 2021-09-09
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of September 3, 2021, 21,413,557 shares of the registrant’s common stock were outstanding.

RH

2 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts) (Unaudited)

	JULY 31,	JANUARY 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$291,461	$100,446
Accounts receivable—net	59,798	59,474
Merchandise inventories	645,987	544,227
Prepaid expense and other current assets	140,570	97,337
Total current assets	1,137,816	801,484
Property and equipment—net	1,131,501	1,077,198
Operating lease right-of-use assets	553,834	456,164
Goodwill	141,132	141,100
Tradenames, trademarks and other intangible assets	72,584	71,663
Deferred tax assets	50,047	49,924
Equity method investments	97,412	100,603
Other non-current assets	282,826	200,177
Total assets	$3,467,152	$2,898,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$426,785	$424,422
Deferred revenue and customer deposits	397,161	280,641
Convertible senior notes due 2023—net	172,141	2,354
Convertible senior notes due 2024—net	66,503	—
Operating lease liabilities	74,074	71,524
Other current liabilities	92,336	142,691
Total current liabilities	1,229,000	921,632
Asset based credit facility	—	—
Equipment promissory notes—net	2,115	14,614
Convertible senior notes due 2023—net	93,867	282,956
Convertible senior notes due 2024—net	223,547	281,454
Non-current operating lease liabilities	542,510	448,169
Non-current finance lease liabilities	523,797	485,481
Other non-current obligations	15,458	16,981
Total liabilities	2,630,294	2,451,287
Commitments and contingencies (Note 16)
Mezzanine equity—convertible senior notes (Note 9)	30,515	—
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of July 31, 2021 and January 30, 2021	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 21,407,717 shares issued and outstanding as of July 31, 2021; 20,995,387 shares issued and outstanding as of January 30, 2021	2	2
Additional paid-in capital	583,112	581,897
Accumulated other comprehensive income	3,265	2,565
Retained earnings (accumulated deficit)	219,964	(137,438)
Total stockholders’ equity	806,343	447,026
Total liabilities, mezzanine equity and stockholders’ equity	$3,467,152	$2,898,313

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts) (Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020
Net revenues	$988,859	$709,282	$1,849,651	$1,192,177
Cost of goods sold	501,183	376,863	954,998	660,104
Gross profit	487,676	332,419	894,653	532,073
Selling, general and administrative expenses	238,688	195,851	457,777	360,052
Income from operations	248,988	136,568	436,876	172,021
Other expenses
Interest expense—net	13,581	19,418	26,889	39,047
Tradename impairment	—	—	—	20,459
(Gain) loss on extinguishment of debt	3,166	(152)	3,271	(152)
Total other expenses	16,747	19,266	30,160	59,354
Income before income taxes	232,241	117,302	406,716	112,667
Income tax expense	3,009	18,879	44,733	17,456
Income before equity method investments	229,232	98,423	361,983	95,211
Share of equity method investments losses	(2,486)	—	(4,581)	—
Net income	$226,746	$98,423	$357,402	$95,211
Weighted-average shares used in computing basic net income per share	21,166,638	19,386,115	21,084,941	19,314,479
Basic net income per share	$10.71	$5.08	$16.95	$4.93
Weighted-average shares used in computing diluted net income per share	31,979,098	26,564,705	31,594,555	25,383,730
Diluted net income per share	$7.09	$3.71	$11.31	$3.75

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020
Net income	$226,746	$98,423	$357,402	$95,211
Net gains (losses) from foreign currency translation	(648)	3,290	700	918
Total comprehensive income	$226,098	$101,713	$358,102	$96,129

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts) (Unaudited)

	THREE MONTHS ENDED
		COMMON STOCK					TREASURY STOCK
					ACCUMULATED	RETAINED
				ADDITIONAL	OTHER	EARNINGS			TOTAL
	MEZZANINE			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	EQUITY	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY
Balances—May 1, 2021	$—	21,020,538	$2	$597,329	$3,913	$(6,782)	—	$—	$594,462
Stock-based compensation	—	—	—	10,089	—	—	—	—	10,089
Issuance of restricted stock	—	1,260	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	34,891	—	(17,721)	—	—	—	—	(17,721)
Exercise of stock options	—	351,027	—	24,586	—	—	—	—	24,586
Settlement of convertible senior notes	—	112,297	—	(78,621)	—	—	(112,296)	77,965	(656)
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(112,296)	—	77,965	—	—	112,296	(77,965)	—
Reclassification of equity component related to early converted senior notes outstanding	30,515	—	—	(30,515)	—	—	—	—	(30,515)
Net income	—	—	—	—	—	226,746	—	—	226,746
Net losses from foreign currency translation	—	—	—	—	(648)	—	—	—	(648)
Balances—July 31, 2021	$30,515	21,407,717	$2	$583,112	$3,265	$219,964	—	$—	$806,343

Balances—May 2, 2020	$—	19,264,127	$2	$436,799	$(5,132)	$(412,465)	600	$(72)	$19,132
Stock-based compensation	—	—	—	6,755	—	—	—	—	6,755
Issuance of restricted stock	—	3,192	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	60,006	—	(6,437)	—	—	—	—	(6,437)
Exercise of stock options	—	158,518	—	7,328	—	—	—	—	7,328
Retirement of treasury stock	—	—	—	(72)	—	—	(600)	72	—
Settlement of convertible senior notes	—	1,131,645	—	(315,708)	—	—	(1,131,645)	315,708	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(1,131,662)	—	315,713	—	—	1,131,662	(315,713)	—
Net income	—	—	—	—	—	98,423	—	—	98,423
Net gains from foreign currency translation	—	—	—	—	3,290	—	—	—	3,290
Balances—August 1, 2020	$—	19,485,826	$2	$444,378	$(1,842)	$(314,042)	17	$(5)	$128,491

6 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands) (Unaudited)

	SIX MONTHS ENDED
		COMMON STOCK					TREASURY STOCK
					ACCUMULATED	RETAINED
				ADDITIONAL	OTHER	EARNINGS			TOTAL
	MEZZANINE			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	EQUITY	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY
Balances—January 30, 2021	$—	20,995,387	$2	581,897	$2,565	$(137,438)	—	$—	$447,026
Stock-based compensation	—	—	—	25,289	—	—	—	—	25,289
Issuance of restricted stock	—	1,260	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	37,698	—	(18,648)	—	—	—	—	(18,648)
Exercise of stock options	—	373,369	—	25,979	—	—	—	—	25,979
Settlement of convertible senior notes	—	119,604	—	(82,135)	—	—	(119,601)	81,245	(890)
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(119,601)	—	81,245	—	—	119,601	(81,245)	—
Reclassification of equity component related to early converted senior notes outstanding	30,515	—	—	(30,515)	—	—	—	—	(30,515)
Net income	—	—	—	—	—	357,402	—	—	357,402
Net gains from foreign currency translation	—	—	—	—	700	—	—	—	700
Balances—July 31, 2021	$30,515	21,407,717	$2	$583,112	$3,265	$219,964	—	$—	$806,343

Balances—February 1, 2020	$—	19,236,681	$2	$430,662	$(2,760)	$(409,253)	—	$—	18,651
Stock-based compensation	—	—	—	12,476	—	—	—	—	12,476
Issuance of restricted stock	—	3,192	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	70,292	—	(6,818)	—	—	—	—	(6,818)
Exercise of stock options	—	176,278	—	8,125	—	—	—	—	8,125
Repurchases of common stock	—	(600)	—	—	—	—	600	(72)	(72)
Retirement of treasury stock	—	—	—	(72)	—	—	(600)	72	—
Settlement of convertible senior notes	—	1,131,645	—	(315,708)	—	—	(1,131,645)	315,708	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(1,131,662)	—	315,713	—	—	1,131,662	(315,713)	—
Net income	—	—	—	—	—	95,211	—	—	95,211
Net gains from foreign currency translation	—	—	—	—	918	—	—	—	918
Balances—August 1, 2020	$—	19,485,826	$2	$444,378	$(1,842)	$(314,042)	17	$(5)	$128,491

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	SIX MONTHS ENDED
	JULY 31,	AUGUST 1,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$357,402	$95,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	46,556	50,212
Non-cash operating lease cost	35,541	31,355
Tradename impairment	—	20,459
Asset impairments	7,354	4,783
Loss on sale leaseback transaction	—	9,352
Amortization of debt discount	17,461	25,378
Accretion of debt discount upon settlement of debt	(5,070)	(84,003)
Stock-based compensation expense	25,431	12,689
Non-cash finance lease interest expense	12,757	11,729
Product recalls	500	4,780
Deferred income taxes	(239)	—
Loss on extinguishment of debt	3,271	—
Share of equity method investments losses	4,581	—
Other non-cash items	(4,069)	2,404
Change in assets and liabilities:
Accounts receivable	(306)	(6,431)
Merchandise inventories	(101,641)	(48,984)
Prepaid expense and other assets	(57,919)	(10,307)
Landlord assets under construction—net of tenant allowances	(43,352)	(22,934)
Accounts payable and accrued expenses	6,930	(13,127)
Deferred revenue and customer deposits	116,492	67,647
Other current liabilities	(51,661)	8,777
Current and non-current operating lease liabilities	(38,933)	(18,388)
Other non-current obligations	(14,368)	(12,327)
Net cash provided by operating activities	316,718	128,275

8 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands) (Unaudited)

	SIX MONTHS ENDED
	JULY 31,	AUGUST 1,
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(82,138)	(47,531)
Equity method investments	(1,939)	(3,050)
Proceeds from sale of assets	—	25,006
Net cash used in investing activities	(84,077)	(25,575)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	—	283,200
Repayments under asset based credit facility	—	(191,600)
Repayments under promissory and equipment security notes	(11,446)	(5,408)
Debt issuance costs	(3,634)	—
Repayments of convertible senior notes	(28,111)	(215,846)
Principal payments under finance leases	(7,108)	(4,641)
Proceeds from exercise of stock options	25,979	8,125
Tax withholdings related to issuance of stock-based awards	(18,648)	(6,818)
Net cash used in financing activities	(42,968)	(132,988)
Effects of foreign currency exchange rate translation	92	17
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	189,765	(30,271)
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	100,446	47,658
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	6,625	—
Beginning of period—cash and cash equivalents	$107,071	$47,658
End of period—cash and cash equivalents	291,461	17,387
End of period—restricted cash equivalents (acquisition related escrow deposits)	5,375	—
End of period—cash and cash equivalents and restricted cash equivalents	$296,836	$17,387
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$14,696	$19,978
Landlord asset additions in accounts payable and accrued expenses at period-end	32,290	17,515
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	—	68,441
Shares issued on settlement of convertible senior notes	(82,135)	(315,708)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	81,245	315,713

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 9

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

As of July 31, 2021, we operated a total of 66 RH Galleries and 38 RH outlet stores in 30 states, the District of Columbia and Canada, as well as 14 Waterworks Showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of July 31, 2021, and the results of operations for the three and six months ended July 31, 2021 and August 1, 2020. Our current fiscal year, which consists of 52 weeks, ends on January 29, 2022 (“fiscal 2021”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the novel coronavirus disease (“COVID-19” or “the pandemic”) using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three and six months ended July 31, 2021. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”).

The results of operations for the three and six months ended July 31, 2021 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the pandemic as discussed in Recent Developments—COVID-19 below.

10 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Recent Developments—COVID-19

The COVID-19 outbreak in the first quarter of fiscal 2020 caused disruption to our business operations beginning in the first quarter of fiscal 2020. The pandemic has continued since the initial outbreak and has included spikes and outbreaks in various locations around the world including as a result of new strains of the COVID virus such as the “Delta” variant. In our initial response to the health crisis, we undertook immediate adjustments to our business operations including temporarily closing all of our retail locations and Restaurants, curtailing expenses, and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second through fourth fiscal quarters of fiscal 2020 as a result of both the reopening of most of our retail locations and also strong consumer demand for our products. Operational restrictions related to the pandemic affecting our Galleries and hospitality locations continued to fluctuate through the second quarter of 2021 based upon changes in local conditions and regulations. As of September 3, 2021, all of our Galleries, Outlets and Restaurants were open.

Our overall customer demand in specific markets has generally correlated favorably with our customers’ ability to experience our Galleries and Outlets. Although our business has strengthened during the period from the second quarter of fiscal 2020 and continuing into fiscal 2021, consumer spending patterns may shift away from spending on the home and home-related categories, such as home furnishings, as pandemic restrictions are lifted and consumers return to pre-COVID consumption trends, such as spending on travel and leisure and other activities. In addition, various constraints in our merchandise supply chain have resulted in some delays in our ability to convert business demand into revenues at normal historical rates. We anticipate that the backlog of orders for merchandise from our vendors, coupled with business conditions related to the pandemic, will continue to adversely affect the capacity of our vendors and supply chain to meet our merchandise demand levels during fiscal 2021. It may take several quarters for inventory receipts and manufacturing to catch up to the increase in customer demand and as a result the exact timing cannot be accurately predicted due to ongoing uncertainty of the continuing impact of the pandemic on our global supply chain. In particular, business circumstances and operational conditions in numerous international locations where our vendors operate are subject to ongoing risks, and regions in which our vendors have production facilities, most notably Vietnam, have experienced various surges in outbreaks and, in some cases, facility closures related to the pandemic. As a result, the ongoing nature of the pandemic may continue to adversely affect our business operations in various jurisdictions, which could, in turn, have a negative impact on our vendors and supply chain, and therefore, our business.

Our decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. For more information, refer to the section entitled Risk Factors in our 2020 Form 10-K.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards or Updates Adopted

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard in the first quarter of fiscal 2021 and the adoption did not have an impact on our condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 11

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

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	JULY 31,	JANUARY 30,
	2021	2021
Prepaid expense and other current assets	$53,970	$42,079
Vendor deposits	27,796	12,519
Capitalized catalog costs	17,606	19,067
Federal and state tax receivable	15,863	—
Promissory notes receivable, including interest (1)	14,083	13,569
Right of return asset for merchandise	6,502	7,453
Acquisition related escrow deposits	4,750	2,650
Total prepaid expense and other current assets	$140,570	$97,337
(1)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 5—Equity Method Investments.

12 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other non-current assets consist of the following (in thousands):

	JULY 31,	JANUARY 30,
	2021	2021
Landlord assets under construction—net of tenant allowances	$201,375	$135,531
Initial direct costs prior to lease commencement	46,531	36,770
Capitalized cloud computing costs—net (1)	10,300	7,254
Other deposits	7,534	5,287
Deferred financing fees	4,235	1,525
Acquisition related escrow deposits	1,030	3,975
Other non-current assets	11,821	9,835
Total other non-current assets	$282,826	$200,177
(1)	Presented net of accumulated amortization of $1.9 million and $0.5 million as of July 31, 2021 and January 30, 2021, respectively.

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (See Note 17—Segment Reporting), for the six months ended July 31, 2021 (in thousands):

			FOREIGN
	JANUARY 30,		CURRENCY	JULY 31,
	2021	ADDITIONS	TRANSLATION	2021
RH Segment
Goodwill	$141,100	$—	$32	$141,132
Tradenames, trademarks and other intangible assets	54,663	921	—	55,584
Waterworks (1)
Tradename (2)	17,000	—	—	17,000
(1)	Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million of impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	Presented net of an impairment charge of $35.1 million, with $20.5 million and $14.6 million recorded in fiscal 2020 and fiscal 2018, respectively.

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

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 13

NOTE 5—EQUITY METHOD INVESTMENTS

Equity method investments represent our 50 percent membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) which were formed during fiscal 2020, and have the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. As we do not have a controlling financial interest in the Aspen LLCs but have the ability to exercise significant influence over the Aspen LLCs, we account for these investments using the equity method of accounting.

During the three and six months ended July 31, 2021, we recorded our proportionate share of equity method investments losses of $2.5 million and $4.6 million, respectively, which is included in the condensed consolidated statements of income and a corresponding decrease to the carrying value of equity method investments on the condensed consolidated balance sheets as of July 31, 2021.

As of July 31, 2021, $14.1 million of promissory notes receivable, inclusive of accrued interest, are outstanding with the managing member, which are included in prepaid expense and other current assets on the condensed consolidated balance sheets. These promissory notes are expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs.

An affiliate of the managing member of the Aspen LLCs became the landlord of an additional RH Design Gallery in the first quarter of fiscal 2021.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	JULY 31,	JANUARY 30,
	2021	2021
Accounts payable	$238,607	$224,906
Accrued compensation	71,748	84,860
Accrued freight and duty	30,685	29,754
Accrued sales taxes	27,158	23,706
Accrued occupancy	26,680	17,671
Accrued professional fees	9,135	5,383
Accrued catalog costs	3,979	4,354
Deferred consideration for asset purchase	—	14,387
Other accrued expenses	18,793	19,401
Total accounts payable and accrued expenses	$426,785	$424,422

14 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other current liabilities consist of the following (in thousands):

	JULY 31,	JANUARY 30,
	2021	2021
Current portion of equipment promissory notes	$24,072	$22,747
Allowance for sales returns	23,574	25,559
Unredeemed gift card and merchandise credit liability	20,322	19,173
Finance lease liabilities	14,231	14,671
Product recall reserve	5,780	8,181
Federal and state tax payable	—	49,539
Other current liabilities	4,357	2,821
Total other current liabilities	$92,336	$142,691

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of July 31, 2021 will be recognized within the next six months as the performance obligations are satisfied. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year.

In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended July 31, 2021 and August 1, 2020, we recognized $4.9 million and $6.5 million, respectively, of revenue related to previous deferrals related to our gift cards. During the six months ended July 31, 2021 and August 1, 2020, we recognized $9.8 million and $10.6 million, respectively, of revenue related to previous deferrals related to our gift cards. During the three months ended July 31, 2021 and August 1, 2020, we recorded gift card breakage of $0.5 million and $0.2 million, respectively. During the six months ended July 31, 2021 and August 1, 2020, we recorded gift card breakage of $0.9 million and $0.8 million, respectively. We expect that approximately 75% of the remaining gift card liabilities as of July 31, 2021 will be recognized when the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	JULY 31,	JANUARY 30,
	2021	2021
Deferred payroll taxes	$4,461	$4,461
Rollover units and profit interests (1)	3,632	3,490
Unrecognized tax benefits	3,346	3,114
Other non-current obligations	4,019	5,916
Total other non-current obligations	$15,458	$16,981
(1)	Represents rollover units and profit interests associated with the acquisition of Waterworks. Refer to Note 15—Stock-Based Compensation.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 15

NOTE 8—LEASES

Lease costs—net consist of the following (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020
Operating lease cost (1)	$25,590	$20,181	$49,157	$40,907
Finance lease costs
Amortization of leased assets (1)	10,796	10,125	21,714	19,713
Interest on lease liabilities (2)	6,607	5,948	12,757	11,729
Variable lease costs (3)	7,913	3,920	16,340	7,480
Sublease income (4)	(1,136)	(2,119)	(2,318)	(4,694)
Total lease costs—net	$49,770	$38,055	$97,650	$75,135
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2020 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements. The amounts primarily represent contingent rent based on a percentage of retail sales over contractual levels of $5.6 million and $2.2 for the three months ended July 31, 2021 and August 1, 2020, respectively, and $11.9 million and $4.2 million for the six months ended July 31, 2021 and August 1, 2020, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

16 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		JULY 31,	JANUARY 30,
		2021	2021
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$553,834	$456,164
Finance leases (1)(2)	Property and equipment—net	731,620	711,804
Total lease right-of-use assets		$1,285,454	$1,167,968
Liabilities
Current (3)
Operating leases	Operating lease liabilities	$74,074	$71,524
Finance leases	Other current liabilities	14,231	14,671
Total lease liabilities—current		88,305	86,195
Non-current
Operating leases	Non-current operating lease liabilities	542,510	448,169
Finance leases	Non-current finance lease liabilities	523,797	485,481
Total lease liabilities—non-current		1,066,307	933,650
Total lease liabilities		$1,154,612	$1,019,845
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $152.3 million and $133.0 million as of July 31, 2021 and January 30, 2021, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

The maturities of lease liabilities are as follows as of July 31, 2021 (in thousands):

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL
Remainder of fiscal 2021	$48,990	$19,982	$68,972
2022	93,163	40,356	133,519
2023	84,601	40,770	125,371
2024	78,145	41,162	119,307
2025	77,631	42,377	120,008
2026	74,864	43,156	118,020
Thereafter	292,992	673,365	966,357
Total lease payments (1)(2)	750,386	901,168	1,651,554
Less—imputed interest (3)	(133,802)	(363,140)	(496,942)
Present value of lease liabilities	$616,584	$538,028	$1,154,612
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $656.8 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of July 31, 2021, of which $12.3 million, $32.6 million, $37.8 million, $39.3 million, $40.2 million and $38.9 million will be paid in fiscal 2021, fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025 and fiscal 2026, respectively, and $455.7 million will be paid subsequent to fiscal 2026.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 17

(2)	Excludes future commitments under short-term lease agreements of $1.2 million as of July 31, 2021.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	SIX MONTHS ENDED
	JULY 31,	AUGUST 1,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	9.4	9.0
Finance leases	20.0	18.8
Weighted-average discount rate
Operating leases	3.98%	3.91%
Finance leases	5.04%	5.04%

Other information related to leases consists of the following (in thousands):

	SIX MONTHS ENDED
	JULY 31,	AUGUST 1,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(50,914)	$(26,413)
Operating cash flows from finance leases	(12,943)	(6,767)
Financing cash flows from finance leases	(7,108)	(4,641)
Total cash outflows from leases	$(70,965)	$(37,821)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$134,763	$27,880
Finance leases	44,432	57,286

Build-to-Suit Asset

During the second quarter of fiscal 2021, we opened the Dallas Design Gallery. During the construction period of this Design Gallery, we were the “deemed owner” for accounting purposes and classified the construction costs as build-to-suit asset within property & equipment—net on our condensed consolidated balance sheets. Upon construction completion and lease commencement, we performed a sale-leaseback analysis and determined that we cannot derecognize the build-to-suit asset. Therefore, the asset will remain classified as a build-to-suit asset within property and equipment—net and will depreciate over the term of the useful life of the asset.

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

18 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended June 30, 2021 and, accordingly, holders were eligible to convert their 2024 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2024 Notes during the calendar quarter ending September 30, 2021. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 19

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the condensed consolidated balance sheets. During both the three months ended July 31, 2021 and August 1, 2020, we recorded $0.1 million related to the amortization of debt issuance costs related to the 2024 Notes. During both the six months ended July 31, 2021 and August 1, 2020, we recorded $0.3 million related to the amortization of debt issuance costs related to the 2024 Notes.

During the second quarter of fiscal 2021, holders of $67.0 million in aggregate principal amount of the 2024 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2024 Notes converted and shares of our common stock for the remaining conversion value. In accordance with the provisions for such combination settlements, the conversion value is to be determined based on the average conversion value over a 45 trading day observation period. As of July 31, 2021, the observation periods of these converted 2024 Notes had not been completed and, as a result, these converted 2024 Notes remain outstanding as of July 31, 2021. During the third quarter of fiscal 2021, we expect to pay $67.0 million in cash and to deliver shares of common stock to settle the early conversion of these 2024 Notes, net of the shares of common stock we expect to receive from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2024 Notes as described below. Accordingly, as of July 31, 2021, we reclassified $67.0 million of the outstanding principal balance to current liabilities, as well as reclassified $11.0 million of the equity component of the 2024 Notes to mezzanine equity from permanent equity on our condensed consolidated balance sheets and statements of stockholders’ equity, representing the difference between the current portion of aggregate principal of our converted 2024 Notes required to be settled in cash based on our irrevocable elections and the current portion of the carrying value of the converted 2024 Notes outstanding as of July 31, 2021. As the settlement of conversion of the remainder of the 2024 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock, the remaining liability for the 2024 Notes is classified as a non-current obligation on our condensed consolidated balance sheets.

20 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The carrying value of the 2024 Notes, excluding the discounts upon original issuance and third party offering costs, is as follows (in thousands):

	JULY 31,	JANUARY 30,
	2021	2021
Liability component
Principal	$350,000	$350,000
Less: Debt discount	(57,563)	(65,818)
Net carrying amount (1)	$292,437	$284,182
Equity component (2)	$87,252	$87,252
(1)	Includes $67.0 million classified within total current liabilities on the condensed consolidated balance sheets as of July 31, 2021 for the early conversion of $67.0 million in principal amount of 2024 Notes to be settled in the third quarter of fiscal 2021.
(2)	Includes $11.0 million in mezzanine equity and the remaining amount in additional paid-in capital on the condensed consolidated balance sheets as of July 31, 2021. As of January 30, 2021, the full amount is included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $4.2 million and $3.9 million for the amortization of the debt discount related to the 2024 Notes during the three months ended July 31, 2021 and August 1, 2020, respectively. We recorded interest expense of $8.3 million and $7.8 million for the amortization of the debt discount related to the 2024 Notes during the six months ended July 31, 2021 and August 1, 2020, respectively.

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

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 21

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

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended June 30, 2021 and, accordingly, holders were eligible to convert their 2023 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2023 Notes during the calendar quarter ending September 30, 2021. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

22 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During both the three months ended July 31, 2021 and August 1, 2020, we recorded $0.3 million related to the amortization of debt issuance costs. During both the six months ended July 31, 2021 and August 1, 2020, we recorded $0.5 million related to the amortization of debt issuance costs.

In December 2020, holders of $2.4 million in aggregate principal amount of the 2023 Notes elected early conversion at the option of the noteholders. During the three months ended May 1, 2021, we paid $2.4 million in cash and delivered 7,307 shares of common stock to settle the early conversion of these 2023 Notes. As a result, we recognized a loss on extinguishment of the liability component of $0.1 million in the three months ended May 1, 2021. We also received 7,305 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below, and therefore, on a net basis issued 2 shares of our common stock in respect to such settlement of the converted 2023 Notes.

During the second quarter of fiscal 2021, holders of $30.8 million in aggregate principal amount of the 2023 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. During the three months ended July 31, 2021, we paid $30.8 million in cash and delivered 112,297 shares of common stock to settle the early conversion of these 2023 Notes. As a result, we recognized a loss on extinguishment of $3.2 million in the three months ended July 31, 2021. We also received 112,296 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below, and therefore, on a net basis issued 1 share of our common stock in respect to such settlement of the converted 2023 Notes.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 23

During the second quarter of fiscal 2021, holders of $173.5 million in aggregate principal amount of the 2023 Notes elected to exercise the conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. In accordance with the provisions for such combination settlements, the conversion value is to be determined based on the average conversion value over a 45 trading day observation period. As of July 31, 2021, the observation periods of these converted 2023 Notes had not been completed and, as a result, these converted 2023 Notes remain outstanding as of July 31, 2021. During the third quarter of fiscal 2021, we expect to pay $173.5 million in cash and to deliver shares of common stock to settle the early conversion of these 2023 Notes, net of the shares of common stock we expect to receive from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below. Accordingly, as of July 31, 2021, we reclassified $173.5 million of the outstanding principal balance to current liabilities, as well as reclassified $19.5 million of the equity component of the 2023 Notes to mezzanine equity from permanent equity on our condensed consolidated balance sheets as of July 31, 2021, representing the difference between the current portion of aggregate principal of our converted 2023 Notes required to be settled in cash based on our irrevocable elections and the current portion of the carrying value of the converted 2023 Notes outstanding as of July 31, 2021. As the settlement of conversion of the remainder of the 2023 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock, the remaining liability for the 2023 Notes is classified as a non-current obligation on our condensed consolidated balance sheets.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	JULY 31,	JANUARY 30,
	2021	2021
Liability component
Principal	$301,819	$335,000
Less: Debt discount	(33,914)	(47,064)
Net carrying amount (1)	$267,905	$287,936
Equity component (2)	$90,099	$90,990
(1)	Includes $173.5 million classified within total current liabilities on the condensed consolidated balance sheets as of July 31, 2021 for the early conversion of $173.5 million in principal amount of 2023 Notes to be settled in the third quarter of fiscal 2021.
(2)	Includes $19.5 million in mezzanine equity and the remaining amount in additional paid-in capital on the condensed consolidated balance sheets as of July 31, 2021. As of January 30, 2021, the full amount is included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $4.6 million and $4.4 million for the amortization of the debt discount related to the 2023 Notes during the three months ended July 31, 2021 and August 1, 2020, respectively. We recorded interest expense of $9.2 million and $8.7 million for the amortization of the debt discount related to the 2023 Notes during the six months ended July 31, 2021 and August 1, 2020, respectively.

24 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows (in thousands):

	JULY 31,			JANUARY 30,
	2021			2021
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT
Asset based credit facility (1)	$—	$—	$—	$—	$—	$—
Equipment promissory notes (2)	26,288	(101)	26,187	37,532	(171)	37,361
Total credit facilities	$26,288	$(101)	$26,187	$37,532	$(171)	$37,361
(1)	Deferred financing fees associated with the asset based credit facility as of July 31, 2021 and January 30, 2021 were $4.2 million and $1.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit. In July 2021, Restoration Hardware, Inc. entered into a twelfth amended and restated credit agreement which extended the maturity date of the revolving line of credit from June 28, 2022 to July 29, 2026.
(2)	Represents total equipment security notes secured by certain of our property and equipment, of which $24.1 million outstanding was included in other current liabilities on the condensed consolidated balance sheets. The remaining $2.2 million outstanding, included in equipment promissory notes—net on the condensed consolidated balance sheets, has principal payments due of $1.0 million and $1.2 million in fiscal 2022 and fiscal 2023, respectively.

Asset Based Credit Facility

In August 2011, Restoration Hardware, Inc., along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into the ninth amended and restated credit agreement with Bank of America, N.A., as administrative agent and collateral agent (“First Lien Administrative Agent”), and certain other lenders (as amended prior to June 28, 2017, the “Original Credit Agreement”).

On June 28, 2017, Restoration Hardware, Inc. entered into the eleventh amended and restated credit agreement (as amended prior to July 29, 2021, the “Credit Agreement”) among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., certain subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and First Lien Administrative Agent, which amended and restated the Original Credit Agreement.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 25

On July 29, 2021, Restoration Hardware, Inc. entered into the twelfth amended and restated credit agreement (as amended, the “Amended Credit Agreement”) among Restoration Hardware, Inc., Restoration Hardware Canada, Inc., certain subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and First Lien Administrative Agent, which amended and restated the Credit Agreement. The Amended Credit Agreement has a revolving line of credit with initial availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $300.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $900.0 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The Amended Credit Agreement provides that the $300.0 million accordion, or a portion thereof, may be added as a first-in, last-out term loan facility if and to the extent the lenders revise their credit commitments for such facility. The Amended Credit Agreement further provides the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH if certain conditions set out in the Amended Credit Agreement are met. The maturity date of the Amended Credit Agreement is July 29, 2026.

The availability of credit at any given time under the Amended Credit Agreement will be constrained by the terms and conditions of the Amended Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Amended Credit Agreement. All obligations under the Amended Credit Agreement are secured by substantial assets of the loan parties, including inventory, receivables and certain types of intellectual property.

Borrowings under the revolving line of credit (other than swing line loans, which are subject to interest at the base rate) are subject to interest, at the borrower’s option, at either the base rate or London Inter-bank Offered Rate (“LIBOR”) (or, in the case of the Canadian borrowings, the “BA Rate” or the “Canadian Prime Rate”, as such terms are defined in the Amended Credit Agreement, for the Canadian borrowings denominated in Canadian dollars, or the “U.S. Index Rate”, as such term is defined in the Amended Credit Agreement, or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable margin rate, in each case.

The Amended Credit Agreement contains various restrictive and affirmative covenants, including required financial reporting, limitations on the ability to grant liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations similar to those frequently found in credit agreements of this type and size.

The Amended Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the Amended Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the Amended Credit Agreement drops below the greater of (A) $40.0 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of July 31, 2021, Restoration Hardware, Inc. was in compliance with the FCCR Covenant.

The Amended Credit Agreement requires a daily sweep of all cash receipts and collections to prepay the loans under the agreement while (i) an event of default exists or (ii) when the unused availability under the Amended Credit Agreement drops below the greater of (A) $40.0 million and (B) an amount based on 10% of the total borrowing availability at the time.

The Amended Credit Agreement includes customary events of default, in certain cases subject to customary periods to cure. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, terminate any existing commitments under the Amended Credit Agreement and declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Amended Credit Agreement to be immediately due and payable.

26 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

As of July 31, 2021, we had no outstanding borrowings under the revolving credit facility portion of the Amended Credit Agreement. The availability of the revolving line of credit at any given time under the Amended Credit Agreement is limited by the terms and conditions of the Amended Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Amended Credit Agreement. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). As of July 31, 2021, the amount available for borrowing under the revolving line of credit under the Amended Credit Agreement was $389.1 million, net of $20.1 million in outstanding letters of credit.

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

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 27

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, accounts receivables—net, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently. The estimated fair value and carrying value of the 2023 Notes and 2024 Notes were as follows (in thousands):

	JULY 31,		JANUARY 30,
	2021		2021
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE (1)	VALUE	VALUE (1)
Convertible senior notes due 2023	$287,314	$267,905	$301,794	$287,936
Convertible senior notes due 2024	314,630	292,437	286,161	284,182
(1)	Carrying value represents the principal amount less the equity component of the 2023 Notes and 2024 Notes classified in stockholders’ equity, and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.

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

NOTE 12—INCOME TAXES

We recorded income tax expense of $3.0 million and $18.9 million in the three months ended July 31, 2021 and August 1, 2020, respectively. We recorded income tax expense of $44.7 million and $17.5 million in the six months ended July 31, 2021 and August 1, 2020, respectively. The effective tax rate was 1.3% and 16.1% for the three months ended July 31, 2021 and August 1, 2020, respectively. The effective tax rate was 11.1% and 15.5% for the six months ended July 31, 2021 and August 1, 2020, respectively. The decrease in our effective tax rate for both the three and six months ended July 31, 2021 as compared to the three and six months ended August 1, 2020 is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in 2021 as compared to 2020.

As of July 31, 2021, we had $8.9 million of unrecognized tax benefits, of which $8.1 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of July 31, 2021, we had $6.2 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

28 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 13—NET INCOME PER SHARE

The weighted-average shares used for net income per share are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020
Weighted-average shares—basic	21,166,638	19,386,115	21,084,941	19,314,479
Effect of dilutive stock-based awards	6,757,728	5,205,159	6,737,107	4,787,988
Effect of dilutive convertible senior notes (1)	4,054,732	1,973,431	3,772,507	1,281,263
Weighted-average shares—diluted	31,979,098	26,564,705	31,594,555	25,383,730
(1)	The $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the 2023 Notes and the 2024 Notes would have an impact on our dilutive share count beginning at stock prices at or above $118.13 per share, $193.65 per share and $211.40 per share, respectively. The 2020 Notes matured on July 15, 2020 and did not have an impact on our dilutive share count post-termination. The warrants associated with our 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices at or above $189.00 per share, $309.84 per share and $338.24 per share, respectively. The warrants associated with our 2020 Notes expired on January 7, 2021.

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

Dilutive options of 82,562 and 800,854 were excluded from the calculation of diluted net income per share for the three months ended July 31, 2021 and August 1, 2020, respectively, because their inclusion would have been anti-dilutive. Dilutive options of 68,918 and 521,717 were excluded from the calculation of diluted net income per share for the six months ended July 31, 2021 and August 1, 2020, respectively, because their inclusion would have been anti-dilutive.

NOTE 14—SHARE REPURCHASE PROGRAM

In 2018, our Board of Directors authorized a share repurchase program. In fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under this share repurchase program at an average price of $122.10 per share, for an aggregate repurchase amount of approximately $250.0 million. In fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under this program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million. We did not make any repurchases under this program during either the six months ended July 31, 2021 or August 1, 2020. The total current authorized size of the share repurchase program is up to $950 million (the “950 Million Repurchase Program”), of which $450.0 million remained available as of July 31, 2021 for future share investments.

NOTE 15—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $10.1 million and $6.9 million during the three months ended July 31, 2021 and August 1, 2020, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. We recorded stock-based compensation expense of $25.4 million and $12.7 million during the six months ended July 31, 2021 and August 1, 2020, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan. See Note 18—Stock-Based Compensation in the 2020 Form 10-K.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 29

The option contains selling restrictions on the underlying shares that lapse upon the achievement of both time-based service requirements and stock price performance-based metrics as described further below. The option is fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option will result in aggregate non-cash stock compensation expense of $173.6 million, of which $5.8 million and $11.7 million was recognized during the three and six months ended July 31, 2021, respectively (which is included in the stock-based compensation expense recorded during the three and six months ended July 31, 2021 noted above). As of July 31, 2021, the total unrecognized compensation expense was $44.8 million, which will be recognized on an accelerated basis through May 2025.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of July 31, 2021, 7,895,050 options were outstanding with a weighted-average exercise price of $107.35 per share and 7,555,774 options were vested with a weighted-average exercise price of $102.88 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of July 31, 2021 was $4,395.8 million, $4,240.6 million, and $3,794.8 million, respectively. Stock options exercisable as of July 31, 2021 had a weighted-average remaining contractual life of 3.38 years. As of July 31, 2021, the total unrecognized compensation expense related to unvested options was $97.7 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 5.04 years. In addition, as of July 31, 2021, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $44.8 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant above).

As of July 31, 2021, we had 23,690 restricted stock units outstanding with a weighted-average grant date fair value of $157.52 per share. During the three months ended July 31, 2021, 61,340 restricted stock units vested with a weighted-average grant date fair value of $42.47 per share. During the six months ended July 31, 2021, 65,760 restricted stock units vested with a weighted-average grant date fair value of $43.06 per share. As of July 31, 2021, there was $2.9 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.76 years.

Rollover Units

In connection with the acquisition of Waterworks in May 2016, $1.5 million rollover units in the Waterworks subsidiary (the “Rollover Units”) were recorded as part of the transaction. The Rollover Units are subject to the terms of the Waterworks LLC agreement, including redemption rights at an amount equal to the greater of (i) the $1.5 million remitted as consideration in the business combination or (ii) an amount based on the percentage interest represented in the overall valuation of the Waterworks subsidiary (the “Appreciation Rights”). The Appreciation Rights are measured at fair value and are subject to fair value measurements during the expected life of the Rollover Units, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Appreciation Rights is determined based on an option-pricing model (“OPM”). We did not record any expense related to the Appreciation Rights during both the three and six months ended July 31, 2021 and August 1, 2020. As of both July 31, 2021 and January 30, 2021, the liability associated with the Rollover Units and related Appreciation Rights was $1.5 million, which is included in other non-current obligations on the condensed consolidated balance sheets.

Profit Interests

In connection with the acquisition of Waterworks in May 2016, profit interests units in the Waterworks subsidiary (the “Profit Interests”) were issued to certain Waterworks associates. The Profit Interests are measured at their grant date fair value and expensed on a straight-line basis over their expected life, or five years. The Profit Interests are subject to fair value measurements during their expected life, with changes to fair value recorded in the condensed consolidated statements of income. The fair value of the Profit Interests is determined based on an OPM. During the six months ended July 31, 2021 and August 1, 2020, we recorded $0.1 million and $0.2 million related to the Profit Interests, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. As of July 31, 2021 and January 30, 2021, the liability associated with the Profit Interests was $2.1 million and $2.0 million, respectively, which is included in other non-current obligations on the condensed consolidated balance sheets.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of July 31, 2021.

30 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

We use operating income to evaluate segment profitability for the retail operating segments. Operating income is defined as net income before interest expense—net, tradename impairment, (gain) loss on extinguishment of debt, income tax expense and our share of equity method investments losses.

Segment Information

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	THREE MONTHS ENDED
	JULY 31,			AUGUST 1,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL
Net revenues	$947,618	$41,241	$988,859	$681,387	$27,895	$709,282
Gross profit	467,067	20,609	487,676	320,481	11,938	332,419
Depreciation and amortization	21,484	1,186	22,670	24,234	1,108	25,342

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 31

	SIX MONTHS ENDED
	JULY 31,			AUGUST 1,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL
Net revenues	$1,767,441	$82,210	$1,849,651	$1,136,344	$55,833	$1,192,177
Gross profit	853,620	41,033	894,653	508,243	23,830	532,073
Depreciation and amortization	44,164	2,392	46,556	47,951	2,261	50,212

The Real Estate Development segment share of equity method investments losses were $2.5 million and $4.6 million during the three and six months ended July 31, 2021, respectively.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	JULY 31,				JANUARY 30,
	2021				2021
			REAL ESTATE				REAL ESTATE
	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL
Goodwill (1)	$141,132	$—	$—	$141,132	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets (2)	55,584	17,000	—	72,584	54,663	17,000	—	71,663
Equity method investments	—	—	97,412	97,412	—	—	100,603	100,603
Total assets	3,215,534	154,206	97,412	3,467,152	2,659,944	137,766	100,603	2,898,313
(1)	The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35.1 million, with $20.5 million and $14.6 million recorded in fiscal 2020 and fiscal 2018, respectively.

We use segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020, (ii) asset impairments and lease losses, (iii) product recall accruals, (iv) severance costs associated with reorganizations and (v) loss on sale leaseback transaction. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

32 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The following table presents segment operating income and income before income taxes (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020
Operating income:
RH Segment	$257,242	$153,350	$445,252	$202,867
Waterworks	5,413	1,573	11,655	123
Non-cash compensation	(5,864)	—	(11,728)	—
Asset impairments and lease losses	(7,354)	(1,339)	(7,354)	(9,810)
Recall accrual	—	(4,780)	(500)	(4,780)
Reorganization related costs	(449)	(2,884)	(449)	(7,027)
Loss on sale leaseback transaction	—	(9,352)	—	(9,352)
Income from operations	248,988	136,568	436,876	172,021
Interest expense—net	13,581	19,418	26,889	39,047
(Gain) loss on extinguishment of debt	3,166	(152)	3,271	(152)
Tradename impairment	—	—	—	20,459
Income before income taxes	$232,241	$117,302	$406,716	$112,667

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020
Furniture	$699,729	$483,205	$1,279,740	$795,728
Non-furniture	289,130	226,077	569,911	396,449
Total net revenues	$988,859	$709,282	$1,849,651	$1,192,177

During the third fiscal quarter of 2020, we reviewed our segments and product lines and updated certain products and categories in our reporting of furniture and non-furniture product lines. While this reporting change did not impact our consolidated results, prior period segment data has been recast for consistency in reporting.

We are domiciled in the United States and primarily operate our retail and outlet locations in the United States. As of July 31, 2021, we operated 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Geographical revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented. Long-lived assets held internationally were not material in any fiscal period presented.

No single customer accounted for more than 10% of our revenues in the three or six months ended July 31, 2021 and August 1, 2020.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 33

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results, and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the section entitled Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2021 (the “First Quarter Form 10-Q”) and in our 2020 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading luxury retailer in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual extensions of our physical spaces. Our retail business is fully integrated across our multiple channels of distribution, consisting of our retail locations, websites and Source Books. We have an integrated RH Hospitality experience in 11 of our locations, which include Restaurants and Wine Bars.

34 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

As of July 31, 2021, we operated the following number of Galleries, Outlets and Showrooms:

COUNT
RH
Design Galleries	25
Legacy Galleries	37
Modern Galleries	1
Baby & Child and TEEN Galleries	3
Total Galleries	66
Outlets	38
Waterworks Showrooms	14

The COVID-19 outbreak in the first quarter of fiscal 2020 caused disruption to our business operations beginning in the first quarter of fiscal 2020. The pandemic has continued since the initial outbreak and has included spikes and outbreaks in various locations around the world including as a result of new strains of the COVID virus such as the “Delta” variant. In our initial response to the health crisis we undertook immediate adjustments to our business operations including temporarily closing all of our retail locations and Restaurants, curtailing expenses, and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved during the second through fourth fiscal quarters of fiscal 2020 as a result of both the reopening of most of our retail locations and also strong consumer demand for our products. Operational restrictions related to the pandemic affecting our Galleries and hospitality locations continued to fluctuate through the second quarter of 2021 based upon changes in local conditions and regulations. As of September 3, 2021, all of our Galleries, Outlets and Restaurants were open.

Our overall customer demand in specific markets has generally correlated favorably with our customers’ ability to experience our Galleries and Outlets. Although our business has strengthened during the period from the second quarter of fiscal 2020 and continuing into fiscal 2021, consumer spending patterns may shift away from spending on the home and home-related categories, such as home furnishings, as pandemic restrictions are lifted and consumers return to pre-COVID consumption trends, such as spending on travel and leisure and other activities. In addition, various constraints in our merchandise supply chain have resulted in some delays in our ability to convert business demand into revenues at normal historical rates. We anticipate that the backlog of orders for merchandise from our vendors, coupled with business conditions related to the pandemic, will continue to adversely affect the capacity of our vendors and supply chain to meet our merchandise demand levels during fiscal 2021. It may take several quarters for inventory receipts and manufacturing to catch up to the increase in customer demand and as a result the exact timing cannot be accurately predicted due to ongoing uncertainty of the continuing impact of the pandemic on our global supply chain. In particular, business circumstances and operational conditions in numerous international locations where our vendors operate are subject to ongoing risks, and regions in which our vendors have production facilities, most notably Vietnam, have experienced various surges in outbreaks and, in some cases, facility closures related to the pandemic. As a result, the ongoing nature of the pandemic may continue to adversely affect our business operations in various jurisdictions, which could, in turn, have a negative impact on our vendors and supply chain, and therefore, our business.

Our decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. For more information, refer to the section entitled Risk Factors in our 2020 Form 10-K.

Key Value Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies and business initiatives:

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 35

Product Elevation. We have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve industry leading revenues and margins. Our customers know them as RH Interiors, RH Modern, RH Beach House, RH Ski House, RH Outdoor, RH Rugs, RH Lighting, RH Linens, RH Baby & Child, RH Teen and Waterworks. Our strategy to elevate the design and quality of our product will continue as we introduce RH Contemporary in 2022. We also have plans to introduce RH Couture Upholstery, RH Bespoke Furniture and RH Color over the next several years.

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

Brand Elevation. We are beginning to evolve the brand beyond curating and selling product, towards conceptualizing and selling spaces, by building an ecosystem of products, services, places and spaces designed to elevate and render our product more valuable while establishing the RH brand as a thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world.

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

Our external efforts will begin with the launch of phase one of our new digital portal, The World of RH, which will include rich, immersive content with simplified navigation and search functionality, all designed to enhance the shopping experience and render our product and brand more valuable. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be.

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

36 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Basis of Presentation and Results of Operations

Matters Affecting Comparability

The disruption to our business operations from the pandemic has had a significant impact on the comparability of year-over-year and sequential trends for our operating results for the three and six months ended July 31, 2021, as compared to the three and six months ended August 1, 2020. The ongoing pandemic has resulted in escalating disruption in our supply chain, which continues to negatively impact our revenues and costs. The initial negative impact to our revenues from store closures occurred during the first half of fiscal 2020. Despite the reopening of most of our Galleries during the second and third quarters of fiscal 2020 and a strong resurgence in customer demand for our products, we have continued to address a range of business circumstances in the first half of fiscal 2021 related to the pandemic. These circumstances include delays in manufacturing and inventory receipts as our supply chain recovers from the impact of the global health crisis and responds to virus outbreaks and surges, including new strains such as the “Delta” variant, which has had a severe impact in certain jurisdictions, most notably Vietnam. We have also delayed the opening of certain new Gallery locations due to issues related to the pandemic, including the extensive travel restrictions that have been in place with respect to travel to various locations in Europe. Beginning in the second quarter of fiscal 2020, we resumed many investments and previously deferred expenditures, and our decisions regarding these matters will continue to evolve in response to changing business circumstances, including further developments with respect to the pandemic. Although we have experienced strong demand for our products since the second half of fiscal 2020, for example, some of the demand may have been driven by consumers electing to spend more money on home-related purchases due to stay-at-home restrictions that were in place throughout many parts of the United States and Canada. The relaxation of COVID-19-related restrictions may trigger a shift in consumer spending patterns toward other categories, such as travel and leisure activities, and away from the purchase of merchandise related to the home, including home furnishings, of which could affect our results of operation in fiscal 2021. Additionally, recent COVID-19 resurgences in various jurisdictions are expected to have direct and indirect effects on our business and operations that will continue to affect the comparability of our results during fiscal 2021.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 37

Results of Operations

The following table sets forth our condensed consolidated statements of income and other financial and operating data:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Income:
Net revenues	$988,859	$709,282	$1,849,651	$1,192,177
Cost of goods sold	501,183	376,863	954,998	660,104
Gross profit	487,676	332,419	894,653	532,073
Selling, general and administrative expenses	238,688	195,851	457,777	360,052
Income from operations	248,988	136,568	436,876	172,021
Other expenses
Interest expense—net	13,581	19,418	26,889	39,047
Tradename impairment	—	—	—	20,459
(Gain) loss on extinguishment of debt	3,166	(152)	3,271	(152)
Total other expenses	16,747	19,266	30,160	59,354
Income before income taxes	232,241	117,302	406,716	112,667
Income tax expense	3,009	18,879	44,733	17,456
Income before equity method investments	229,232	98,423	361,983	95,211
Share of equity method investments losses	(2,486)	—	(4,581)	—
Net income	$226,746	$98,423	$357,402	$95,211
Other Financial and Operating Data:
Adjusted net income (1)	$251,625	$123,013	$393,875	$152,962
Adjusted EBITDA (2)	$290,370	$185,787	$518,628	$263,214
Capital expenditures	$31,887	$30,899	$82,138	$47,531
Landlord assets under construction—net of tenant allowances	29,774	15,334	43,352	22,934
Adjusted capital expenditures (3)	$61,661	$46,233	$125,490	$70,465
(1)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because our senior leadership team believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

38 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income	$226,746	$98,423	$357,402	$95,211
Adjustments pre-tax:
Amortization of debt discount (a)	5,865	11,113	11,846	22,238
Non-cash compensation (b)	5,864	—	11,728	—
Asset impairments and change in useful lives (c)	7,354	1,339	7,354	9,810
(Gain) loss on extinguishment of debt (d)	3,166	(152)	3,271	(152)
Recall accrual (e)	—	4,780	500	4,780
Reorganization related costs (f)	449	2,884	449	7,027
Tradename impairment (g)	—	—	—	20,459
Loss on sale leaseback transaction (h)	—	9,352	—	9,352
Subtotal adjusted items	22,698	29,316	35,148	73,514
Impact of income tax items (i)	(305)	(4,726)	(3,256)	(15,763)
Share of equity method investments losses (j)	2,486	—	4,581	—
Adjusted net income	$251,625	$123,013	$393,875	$152,962
(a)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $2.9 million and $1.3 million during the three months ended July 31, 2021 and August 1, 2020, respectively. Amounts are presented net of interest capitalized for capital projects of $5.6 million and $3.1 million during the six months ended July 31, 2021 and August 1, 2020, respectively. The 2020 Notes matured on July 15, 2020 and did not impact amortization of debt discount post-maturity.
(b)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(c)	The adjustment in the six months ended July 31, 2021 represents asset impairments. The adjustments for the three and six months ended August 1, 2020 include the acceleration of depreciation expense due to a change in the estimated useful lives of certain assets of $1.3 million and $2.6 million, respectively. The adjustment in the six months ended August 1, 2020 also includes asset impairments of $4.8 million and inventory reserves of $2.4 million related to Outlet inventory resulting from retail closures in response to the pandemic.
(d)	The adjustment in each of the three and six months ended July 31, 2021 represents a loss on extinguishment of debt for a portion of the 2023 Notes that were early converted at the option of the noteholders. The adjustment in each of the three and six months ended August 1, 2020 represents a gain on extinguishment of debt of upon the maturity and settlement of the 2020 Notes in July 2020.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 39

(e)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments. The recall adjustments had the following effect on our income before taxes:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020

	(in thousands)
Decrease to net revenues	$—	$406	$—	$406
Increase to cost of goods sold	—	4,374	—	4,374
Decrease to gross profit	—	4,780	—	4,780
Increase to selling, general and administrative expenses	—	—	500	—
Decrease to income before income taxes	$—	$4,780	$500	$4,780
(f)	Represents severance costs and related payroll taxes associated with reorganizations.
(g)	Represents tradename impairment related to the Waterworks reporting unit. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Tradenames, Trademarks and Other Intangible Assets in our condensed consolidated financial statements.
(h)	Represents the loss on a sale leaseback transaction related to one of our previously owned Design Galleries.
(i)	The adjustment for the three and six months ended July 31, 2021 is based on an adjusted tax rate of 1.3% and 9.3%, respectively, which excludes the tax impact associated with our share of equity method investments losses. The adjustment for the three months ended August 1, 2020 is based on our effective tax rate of 16.1%. The adjustment for the six months ended August 1, 2020 is based on an adjusted tax rate of 17.8%, which excludes the tax impact associated with the Waterworks reporting unit tradename impairment recorded in the first quarter of fiscal 2020.
(j)	Represents our proportionate share of the losses of our equity method investments. Refer to Note 5—Equity Method Investments in our condensed consolidated financial statements.

40 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

(2)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense—net and income tax expense (benefit). Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, certain non-recurring, and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because our senior leadership team believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020
Net income	$226,746	$98,423	$357,402	$95,211
Depreciation and amortization	22,670	25,342	46,556	50,212
Interest expense—net	13,581	19,418	26,889	39,047
Income tax expense	3,009	18,879	44,733	17,456
EBITDA	266,006	162,062	475,580	201,926
Non-cash compensation (a)	10,124	6,861	25,431	12,689
Asset impairments (b)	7,354	—	7,354	7,133
Share of equity method investments losses (b)	2,486	—	4,581	—
(Gain) loss on extinguishment of debt (b)	3,166	(152)	3,271	(152)
Capitalized cloud computing amortization (c)	785	—	1,462	—
Recall accrual (b)	—	4,780	500	4,780
Reorganization related costs (b)	449	2,884	449	7,027
Loss on sale leaseback transaction (b)	—	9,352	—	9,352
Tradename impairment (b)	—	—	—	20,459
Adjusted EBITDA	$290,370	$185,787	$518,628	$263,214
(a)	Represents non-cash compensation related to equity awards granted to employees.
(b)	Refer to the reconciliation of net income to adjusted net income table above and the related footnotes for additional information.
(c)	Represents amortization associated with capitalized cloud computing costs.
(3)	We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 41

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	SIX MONTHS ENDED
	JULY 31,		AUGUST 1,
	2021		2020
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE (1)	COUNT	FOOTAGE (1)
		(in thousands)		(in thousands)
Beginning of period	82	1,162	83	1,111
RH Design Galleries:
Dallas Design Gallery	1	38.0	—	—
Marin Design Gallery	—	—	1	32.9
Charlotte Design Gallery	—	—	1	32.4
RH Modern Galleries:
Dallas RH Modern Gallery	(1)	(3.9)	—	—
RH Baby & Child and TEEN Galleries:
Santa Monica Baby & Child and TEEN Gallery	(1)	(7.3)	—	—
RH Legacy Galleries:
Dallas legacy Gallery	(1)	(8.4)	—	—
Raleigh legacy Gallery	—	—	1	4.4
Charlotte legacy Gallery	—	—	(1)	(7.0)
Corte Madera legacy Gallery	—	—	(1)	(7.0)
Westport legacy Gallery	—	—	(1)	(6.5)
End of period	80	1,180	83	1,160
Total leased square footage at end of period (2)		1,580		1,560
Weighted-average leased square footage (3)		1,573		1,513
Weighted-average leased selling square footage (3)		1,172		1,123
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,800 square feet as of both July 31, 2021 and August 1, 2020 related to one owned retail location.
(2)	Total leased square footage includes approximately 5,400 square feet as of both July 31, 2021 and August 1, 2020 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

42 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The following table sets forth our condensed consolidated statements of income as a percentage of total net revenues.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	AUGUST 1,	JULY 31,	AUGUST 1,
	2021	2020	2021	2020
Condensed Consolidated Statements of Income:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.7	53.1	51.6	55.4
Gross profit	49.3	46.9	48.4	44.6
Selling, general and administrative expenses	24.1	27.6	24.8	30.2
Income from operations	25.2	19.3	23.6	14.4
Other expenses
Interest expense—net	1.4	2.8	1.4	3.2
Tradename impairment	—	—	—	1.7
(Gain) loss on extinguishment of debt	0.3	—	0.2	—
Total other expenses	1.7	2.8	1.6	4.9
Income before income taxes	23.5	16.5	22.0	9.5
Income tax expense	0.3	2.6	2.4	1.5
Income before equity method investments	23.2	13.9	19.6	8.0
Share of equity method investments losses	(0.3)	—	(0.3)	—
Net income	22.9%	13.9%	19.3%	8.0%

Three Months Ended July 31, 2021 Compared to Three Months Ended August 1, 2020

	THREE MONTHS ENDED
	JULY 31,			AUGUST 1,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$947,618	$41,241	$988,859	$681,387	$27,895	$709,282
Cost of goods sold	480,551	20,632	501,183	360,906	15,957	376,863
Gross profit	467,067	20,609	487,676	320,481	11,938	332,419
Selling, general and administrative expenses	223,492	15,196	238,688	185,486	10,365	195,851
Income from operations	$243,575	$5,413	$248,988	$134,995	$1,573	$136,568

Net revenues

Consolidated net revenues increased $279.6 million, or 39.4%, to $988.9 million in the three months ended July 31, 2021 compared to $709.3 million in the three months ended August 1, 2020.

RH Segment net revenues

RH Segment net revenues increased $266.2 million, or 39.1%, to $947.6 million in the three months ended July 31, 2021 compared to $681.4 million in the three months ended August 1, 2020. The below discussion highlights several significant factors that resulted in an increase in RH Segment net revenues, which are listed in order of magnitude.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 43

RH Segment net revenues for the three months ended July 31, 2021 was driven primarily by a strong increase in customer demand for our products, aided by elements of our supply chain beginning to catch up with customer demand.

Outlet sales increased $16.7 million to $68.3 million in the three months ended July 31, 2021 compared to $51.6 million in the three months ended August 1, 2020 due to pandemic related retail closures in the second quarter of fiscal 2020. Additionally, RH Segment net revenues increased in our RH Hospitality business as COVID-19 operating restrictions continued to ease during the quarter compared to the three months ended August 1, 2020.

Waterworks net revenues

Waterworks net revenues increased $13.3 million, or 47.8%, to $41.2 million in the three months ended July 31, 2021 compared to $27.9 million in the three months ended August 1, 2020 due to an increase in demand related to resumed construction activity and significant residential investments by high-end homeowners. Waterworks net revenues for the three months ended August 1, 2020 was negatively impacted by construction delays, as well as temporary showroom closures, in response to the pandemic.

Gross profit

Consolidated gross profit increased $155.3 million, or 46.7%, to $487.7 million in the three months ended July 31, 2021 compared to $332.4 million in the three months ended August 1, 2020. As a percentage of net revenues, consolidated gross margin increased 240 basis points to 49.3% of net revenues in the three months ended July 31, 2021 from 46.9% of net revenues in the three months ended August 1, 2020.

RH Segment gross profit for the three months ended August 1, 2020 was negatively impacted by $4.8 million related to product recalls.

Excluding the product recall adjustment mentioned above, consolidated gross margin would have increased 180 basis points to 49.3% of net revenues in the three months ended July 31, 2021 from 47.5% of net revenues in the three months ended August 1, 2020.

RH Segment gross profit

RH Segment gross profit increased $146.6 million, or 45.7%, to $467.1 million in the three months ended July 31, 2021 from $320.5 million in the three months ended August 1, 2020. As a percentage of net revenues, RH Segment gross margin increased 230 basis points to 49.3% of net revenues in the three months ended July 31, 2021 from 47.0% of net revenues in the three months ended August 1, 2020.

Excluding the product recall adjustment mentioned above, RH Segment gross margin would have increased 160 basis points to 49.3% of net revenues in the three months ended July 31, 2021 from 47.7% of net revenues in the three months ended August 1, 2020. The increase in gross margin was primarily driven by higher product margins in the Outlet and Core business. Additionally, we drove higher margins through leveraging our RH Segment occupancy costs in the three months ended July 31, 2021.

Waterworks gross profit

Waterworks gross profit increased $8.7 million, or 72.6%, to $20.6 million in the three months ended July 31, 2021 from $11.9 million in the three months ended August 1, 2020. As a percentage of net revenues, Waterworks gross margin increased 720 basis points to 50.0% of net revenues in the three months ended July 31, 2021 from 42.8% of net revenues in the three months ended August 1, 2020 primarily driven by higher revenues, favorable changes in product mix, and leverage in Waterworks occupancy costs, offset by an increase in shipping costs related to customer deliveries.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $42.8 million, or 21.9%, to $238.7 million in the three months ended July 31, 2021 compared to $195.9 million in the three months ended August 1, 2020.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $38.0 million, or 20.5%, to $223.5 million in the three months ended July 31, 2021 compared $185.5 million in the three months ended August 1, 2020.

44 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH Segment selling, general and administrative expenses for the three months ended July 31, 2021 include $7.4 million of asset impairments, amortization of the non-cash compensation of $5.8 million related to the option grant made to Mr. Friedman in October 2020 and $0.4 million related to severance costs and related payroll taxes associated with reorganizations. RH Segment selling, general and administrative expenses for the three months ended August 1, 2020 includes a loss of $9.4 million related to a sale leaseback transaction, $2.9 million related to severance costs and related payroll taxes associated with reorganizations and $1.3 million due to accelerated asset depreciation.

Excluding the adjustments mentioned above, RH Segment selling, general and administrative expenses were 22.1% and 25.2% of net revenues for the three months ended July 31, 2021 and August 1, 2020, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by reduction in costs and leverage in advertising, as well as leverage in our corporate occupancy costs, partially offset by deleverage in other corporate costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $4.8 million, or 46.6%, to $15.2 million in the three months ended July 31, 2021 compared to $10.4 million in the three months ended August 1, 2020. Waterworks selling, general and administrative expenses were 36.8% and 37.2% of net revenues for the three months ended July 31, 2021 and August 1, 2020, respectively.

Interest expense—net

Interest expense—net decreased $5.8 million to $13.6 million for the three months ended July 31, 2021 compared to $19.4 million for the three months ended August 1, 2020. Interest expense—net consisted of the following:

	THREE MONTHS ENDED
	JULY 31,	AUGUST 1,
	2021	2020

	(in thousands)
Amortization of convertible senior notes debt discount	$8,791	$12,462
Finance lease interest expense	6,607	5,948
Amortization of debt issuance costs and deferred financing fees	797	982
Other interest expense	473	436
Promissory notes	352	1,072
Asset based credit facility	—	130
Capitalized interest for capital projects	(3,048)	(1,426)
Interest income	(391)	(186)
Total interest expense—net	$13,581	$19,418

(Gain) loss on extinguishment of debt

During the three months ended July 31, 2021 we recognized a loss on extinguishment of debt for a portion of the 2023 Notes that were early converted at the option of the noteholders of $3.2 million. During the three months ended August 1, 2020, we recognized a $0.2 million gain on extinguishment of debt related to the maturity and settlement of the 2020 Notes in July 2020.

Income tax expense

Income tax expense was $3.0 million and $18.9 million in the three months ended July 31, 2021 and August 1, 2020, respectively. Our effective tax rate was 1.3% and 16.1% for the three months ended July 31, 2021 and August 1, 2020, respectively. The decrease in our effective tax rate is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in the three months ended July 31, 2021 as compared to the three months ended August 1, 2020.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 45

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $2.5 million loss during the three months ended July 31, 2021.

Six Months Ended July 31, 2021 Compared to Six Months Ended August 1, 2020

	SIX MONTHS ENDED
	JULY 31,			AUGUST 1,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$1,767,441	$82,210	$1,849,651	$1,136,344	$55,833	$1,192,177
Cost of goods sold	913,821	41,177	954,998	628,101	32,003	660,104
Gross profit	853,620	41,033	894,653	508,243	23,830	532,073
Selling, general and administrative expenses	427,899	29,878	457,777	334,762	25,290	360,052
Income (loss) from operations	$425,721	$11,155	$436,876	$173,481	$(1,460)	$172,021

Net revenues

Consolidated net revenues increased $657.5 million, or 55.1%, to $1,849.7 million in the six months ended July 31, 2021 compared to $1,192.2 million in the six months ended August 1, 2020.

RH Segment net revenues

RH Segment net revenues increased $631.1 million, or 55.5%, to $1,767.4 million in the six months ended July 31, 2021 compared to $1,136.3 million in the six months ended August 1, 2020. The below discussion highlights several significant factors that resulted in an increase in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the six months ended August 1, 2020 was negatively impacted by Gallery closures and macroeconomic conditions resulting from the COVID-19 pandemic. RH Segment net revenues for the six months ended July 31, 2021 increased due to strong customer demand for our products, aided by elements of our supply chain beginning to catch up with customer demand.

Outlet sales increased $66.8 million to $130.6 million in the six months ended July 31, 2021 compared to $63.8 million in the six months ended August 1, 2020 due to pandemic related retail closures in the first half of fiscal 2020. Additionally, RH Segment net revenues increased in our RH Hospitality business as COVID-19 operating restrictions continued to ease during the first half of fiscal 2021 and in our Contract business driven by increased commercial purchasing activities as compared to the first half of fiscal 2020.

Waterworks net revenues

Waterworks net revenues increased $26.4 million, or 47.2%, to $82.2 million in the six months ended July 31, 2021 compared to $55.8 million in the six months ended August 1, 2020 due to an increase in demand related to resumed construction activity and significant residential investments by high-end homeowners. Waterworks net revenues for the six months ended August 1, 2020 was negatively impacted by construction delays, as well as temporary showroom closures, in response to the pandemic.

Gross profit

Consolidated gross profit increased $362.6 million, or 68.1%, to $894.7 million in the six months ended July 31, 2021 from $532.1 million in the six months ended August 1, 2020. As a percentage of net revenues, consolidated gross margin increased 380 basis points to 48.4% of net revenues in the six months ended July 31, 2021 from 44.6% of net revenues in the six months ended August 1, 2020.

46 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH Segment gross profit for the six months ended August 1, 2020 was negatively impacted by $4.8 million related to product recalls and includes inventory reserves of $2.4 million related to Outlet inventory resulting from retail closures in response to the COVID-19 pandemic.

Excluding the adjustments mentioned above, consolidated gross margin would have increased 320 basis points to 48.4% of net revenues in the six months ended July 31, 2021 from 45.2% of net revenues in the six months ended August 1, 2020.

RH Segment gross profit

RH Segment gross profit increased $345.4 million, or 68.0%, to $853.6 million in the six months ended July 31, 2021 from $508.2 million in the six months ended August 1, 2020. As a percentage of net revenues, RH Segment gross margin increased 360 basis points to 48.3% of net revenues in the six months ended July 31, 2021 from 44.7% of net revenues in the six months ended August 1, 2020.

Excluding the adjustments mentioned above, RH Segment gross margin would have increased 300 basis points to 48.3% of net revenues in the six months ended July 31, 2021 from 45.3% of net revenues in the six months ended August 1, 2020. The increase in gross margin was primarily driven by leverage in our RH Segment occupancy costs and higher product margins in the Core and Outlet businesses in the six months ended July 31, 2021.

Waterworks gross profit

Waterworks gross profit increased $17.2 million, or 72.2%, to $41.0 million in the six months ended July 31, 2021 from $23.8 million in the six months ended August 1, 2020. As a percentage of net revenues, Waterworks gross margin increased 720 basis points to 49.9% of net revenues in the six months ended July 31, 2021 from 42.7% of net revenues in the six months ended August 1, 2020 primarily driven by higher revenues, favorable changes in product mix, and leverage in Waterworks occupancy costs, offset by an increase in shipping costs related to customer deliveries.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $97.7 million, or 27.1%, to $457.8 million in the six months ended July 31, 2021 compared to $360.1 million in the six months ended August 1, 2020.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $93.1 million, or 27.8%, to $427.9 million in the six months ended July 31, 2021 compared to $334.8 million in the six months ended August 1, 2020.

RH Segment selling, general and administrative expenses for the six months ended July 31, 2021 include amortization of the non-cash compensation of $11.7 million related to the option grant made to Mr. Friedman in October 2020, $7.4 million related to asset impairments and $0.4 million related to severance costs and related payroll taxes associated with reorganizations.

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

Excluding adjustments mentioned above, RH Segment selling, general and administrative expenses were 23.1% and 27.5% of net revenues for the six months ended July 31, 2021 and August 1, 2020, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by reduction in costs and leverage in advertising costs due to our decision to not mail the Spring 2021 Source Books, leverage in employment and employment related costs, as well as leverage in our corporate occupancy costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $4.6 million, or 18.1%, to $29.9 million in the six months ended July 31, 2021 compared to $25.3 million in the six months ended August 1, 2020.

Waterworks selling, general and administrative expenses for the six months ended July 31, 2021 include $0.5 million related to product recalls and for the six months ended August 1, 2020 include $1.6 million related to asset impairments.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 47

Excluding the adjustments mentioned above, Waterworks selling, general and administrative expenses were 35.7% and 42.5% of net revenues for the six months ended July 31, 2021 and August 1, 2020.

Interest expense—net

Interest expense—net decreased $12.2 million to $26.9 million for the six months ended July 31, 2021 compared to $39.0 million for the six months ended August 1, 2020. Interest expense—net consisted of the following:

	SIX MONTHS ENDED
	JULY 31,	AUGUST 1,
	2021	2020

	(in thousands)
Amortization of convertible senior notes debt discount	$17,461	$25,378
Finance lease interest expense	12,757	11,729
Amortization of debt issuance costs and deferred financing fees	1,542	1,995
Other interest expense	937	879
Promissory notes	777	2,526
Asset based credit facility	—	232
Capitalized interest for capital projects	(5,849)	(3,312)
Interest income	(736)	(380)
Total interest expense—net	$26,889	$39,047

(Gain) loss on extinguishment of debt

During the six months ended July 31, 2021 we recognized a loss on extinguishment of debt for a portion of the 2023 Notes that were early converted at the option of the noteholders of $3.3 million. During the six months ended August 1, 2020, we recognized a $0.2 million gain on extinguishment of debt related to the maturity and settlement of the 2020 Notes in July 2020.

Income tax expense

Income tax expense was $44.7 million and $17.5 million in the six months ended July 31, 2021 and August 1, 2020, respectively. Our effective tax rate was 11.1% and 15.5% for the six months ended July 31, 2021 and August 1, 2020, respectively. The decrease in our effective tax rate is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in the six months ended July 31, 2021 as compared to the six months ended August 1, 2020.

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $4.6 million loss during the six months ended July 31, 2021.

48 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

We have $652 million remaining in aggregate principal amount of convertible notes outstanding as of July 31, 2021, of which $67 million of the 2024 Notes and $174 million of the 2023 Notes will be settled in the third quarter of fiscal 2021 due to early conversions at the option of the noteholders. As a result, $128 million of the remaining 2023 Notes will mature in June 2023 (absent further early conversion elections) and $283 million of the remaining 2024 Notes will mature in September 2024 (absent further early conversion elections). Based on the strong cash flow generated in fiscal 2020 and first half of fiscal 2021, as well as the continued strong cash flow anticipated in future years, we expect to repay the outstanding principal amount of our convertible notes at maturity in June 2023 and September 2024 in cash, in each case in order to minimize dilution. Likewise, we expect to pay the principal amount in cash with respect to any convertible notes for which the holder elects early conversion of such convertible notes in order to minimize dilution. While we purchased convertible note hedges and sold warrants with respect to each convertible note transaction, which are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until our common stock is above approximately $338.24 per share and from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share, our shareholders may still experience dilution to the extent our common stock trades above such levels at the time of the maturity of the warrants with respect to the bond hedge and warrant transactions. While we anticipate using excess cash, free cash flow and borrowings on our asset based credit facility to repay the convertible notes in cash in order to minimize dilution, we may need to pursue additional sources of liquidity to repay such convertible notes in cash at their respective maturity dates or upon early conversion, as applicable. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the convertible notes, that such capital will be available on terms that are favorable to us.

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

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 49

While we have continued to serve our customers and operate our business through the ongoing COVID-19 health crisis, there can be no assurance that future events will not have an impact on our business, results of operations or financial condition since the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the pandemic, including waves or resurgences of COVID-19 outbreaks in certain jurisdictions, including with regard to new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity in the wake of the COVID-19 health crisis, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance for fiscal 2021 and beyond.

We extended and amended our asset based credit facility in July 2021, which has a total availability of up to $600 million, of which $10 million is available to Restoration Hardware Canada, Inc., and includes a $300 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $900 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The Amended Credit Agreement provides that the $300 million accordion, or a portion thereof, may be added as a first-in, last-out term loan facility if and to the extent the lenders revise their credit commitments for such facility. The Amended Credit Agreement further provides the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH if certain conditions set out in the Amended Credit Agreement are met. The maturity date of the Amended Credit Agreement is July 29, 2026.

While we do not require additional debt to fund our operations, our goal continues to be in a position to take advantage of the many opportunities that we identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including through the strategic sale of existing assets, utilization of our credit facilities, entry into various second lien credit agreements and other new debt financing arrangements that present attractive terms. We expect to continue to use additional sources of debt financing in future periods as a source of additional capital to fund our various investments. In addition to funding the normal operations of our business, we have used our liquidity to fund significant investments and strategies such as our share repurchase programs, various acquisitions and growth initiatives, including through joint ventures and real estate investments. For example, in fiscal 2019 we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $23.5 million and in fiscal 2020 we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $25.5 million, both of which qualified for sale-leaseback accounting in accordance with ASC 842.

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

Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our investments in various business initiatives including our capital expenditures over the course of fiscal 2021 and beyond. We anticipate our adjusted capital expenditures to be $250 million to $300 million in fiscal 2021, primarily related to our efforts to continue our growth and expansion, including construction of new Design Galleries and infrastructure investments. During the six months ended July 31, 2021, adjusted capital expenditures were $125.5 million, net of cash received related to landlord tenant allowances of $11.2 million.

50 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. Other lease arrangements for our new Design Galleries require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, under these arrangements we do not expect to receive contributions directly from our landlords related to the building of our Design Galleries. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require different levels of capital investment on our part than a traditional store lease with a landlord. We also believe there is an opportunity to transition our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries then recoup the investments through a sale-leaseback arrangement resulting in lower capital investment and lower rent. For example, we have used this strategy in fiscal 2019 through the sale-leaseback transaction for the Yountville Design Gallery and in fiscal 2020 through the sale-leaseback transaction for the Minneapolis Design Gallery. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurances that we will be successful in securing additional funding on attractive terms or at all.

In addition, we continue to address the effects of the pandemic on our business with respect to real estate development and the introduction of new Galleries in both the U.S. and internationally. A range of factors involved in the development of new Gallery and RH Hospitality may continue to be affected by the pandemic including delays in construction as well as permitting and other necessary governmental actions. In addition, the scope and cadence of investments by third parties including landlords and other real estate counterparties may be adversely affected by the health crisis. Actions taken by international as well as federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the pandemic, may require changes to our real estate strategy and related capital expenditure and financing plans. In addition, we may continue to be required to make lease payments in whole or in part for our Galleries, Outlets and Restaurants that were temporarily closed or are required to close in the future in the event of resurgences in COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from the pandemic, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing on favorable terms to the extent necessary to fund all of our initiatives, or that sufficient incremental debt will be available to us in order to fund our cash payments in respect of the repayment of the remaining outstanding convertible senior notes in an aggregate principal amount of $652 million at maturity or early conversion of such senior convertible notes. To the extent we need to secure additional sources of liquidity, we cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. Any adverse developments in the U.S. or global credit markets as a result of the pandemic or any other reason could affect our ability to manage our debt obligations and our ability to access future debt. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash upon maturity of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 51

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	SIX MONTHS ENDED
	JULY 31,	AUGUST 1,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$316,718	$128,275
Net cash used in investing activities	(84,077)	(25,575)
Net cash used in financing activities	(42,968)	(132,988)
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	189,765	(30,271)
Cash and cash equivalents and restricted cash equivalents at end of period	296,836	17,387

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the six months ended July 31, 2021, net cash provided by operating activities was $316.7 million and consisted of net income of $357.4 million and an increase in non-cash items of $144.1 million, partially offset by a change in working capital and other activities of $184.8 million. The source of cash from working capital was primarily driven by an increase in deferred revenue and customer deposits of $116.5 million primarily due to strong consumer demand for our products. These sources of cash from working capital were partially offset by uses of cash driven by an increase in merchandise inventory of $101.6 million, a decrease in other current liabilities of $51.7 million, an increase in landlord assets under construction of $43.4 million, an increase in prepaid expenses and other assets of $57.9 million, and a decrease in operating lease liabilities of $38.9 million primarily due to payments made under the related lease agreements.

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

For the six months ended July 31, 2021, net cash used in investing activities was $84.1 million and was comprised of investments in retail stores, information technology and systems infrastructure of $82.1 million and additional funding of our equity method investments of $1.9 million.

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

52 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and repayments related to convertible senior notes, credit facilities and other financing arrangements, and cash used in connection with such financing activities include investments in share repurchase programs, repayment of indebtedness including principal payments under finance lease agreements and other equity related transactions such as the convertible note bond hedge and warrant transactions in connection with our convertible notes financings.

For the six months ended July 31, 2021, net cash used in financing activities was $43.0 million, partially due to the repayment of $33.2 million of the 2023 Notes in the six months ended July 31, 2021 as a result of early conversion at the option of the noteholders, of which $28.1 million is presented as repayments of convertible senior notes within cash from financing activities and $5.1 million is reflected as non-cash accretion of debt discount upon settlement of debt within cash from operating activities. In addition, we made repayments of $11.4 million on our equipment notes, $7.1 million of principal payments under finance lease agreements and incurred $3.6 million of debt issuance costs related to the Amended Credit Agreement. Equity related transactions provided $7.3 million due to $25.9 million of proceeds from exercise of employee stock options, partially offset by $18.6 million of cash paid for employee taxes related to net settlement of equity awards.

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

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 53

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

$950 Million Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program through open market purchases, privately negotiated transactions or other means, including through Rule 10b-18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as the acquisition of other equity linked instruments, accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. We completed $250.0 million in share repurchases in fiscal 2018 under this program. In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million under this share repurchase program. We did not make any repurchases under this program during either the three or six months ended July 31, 2021 or August 1, 2020. The total current authorized size of this share repurchase program is up to $950 million (the “950 Million Repurchase Program”), of which $450.0 million remained available as of July 31, 2021 for future share investments.

Contractual Obligations

As of July 31, 2021, there were no material changes to our contractual obligations described within Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2020 Form 10-K other than lease agreements entered into in the normal course of business (refer to Note 8—Leases).

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of July 31, 2021.

54 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Fair Market Value

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

Recent Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements for a description of recently issued accounting standards that may impact us in future reporting periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Interest Rate Risk

We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 55

We are subject to interest rate risk in connection with borrowings under our revolving line of credit under the Amended Credit Agreement that bears interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of July 31, 2021, we had no outstanding borrowings under the revolving line of credit. The Amended Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the Amended Credit Agreement as of July 31, 2021 was $389.1 million, net of $20.1 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit during the three months ended July 31, 2021, and to the extent that borrowings were outstanding on such line of credit, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

A number of our current debt agreements, including the Amended Credit Agreement, have an interest rate tied to LIBOR, which is expected to be discontinued after 2021. A number of alternatives to LIBOR have been proposed or are being developed, but it is not clear which, if any, will be adopted. Any of these alternative methods may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

As of July 31, 2021, we had $302 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of July 31, 2021, we had $350 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

56 | 2021 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2021 SECOND QUARTER FORM 10-Q | 57

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

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the sections entitled Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (“2020 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2021 (“First Quarter Form 10-Q”). There have been no material changes to the risk factors disclosed in our 2020 Form 10-K and First Quarter Form 10-Q.

The risks described in our 2020 Form 10-K and in our First Quarter Form 10-Q are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

58 | 2021 SECOND QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended July 31, 2021, we repurchased the following shares of our common stock:

			APPROXIMATE DOLLAR
		AVERAGE	VALUE OF SHARES THAT
		PURCHASE	MAY YET BE
	NUMBER OF	PRICE PER	PURCHASED UNDER THE
	SHARES (1)	SHARE	PLANS OR PROGRAMS (2)
			(in millions)
May 2, 2021 to May 29, 2021	9,264	$687.20	$450
May 30, 2021 to July 3, 2021	17,185	$660.77	$450
July 4, 2021 to July 31, 2021	7	$664.35	$450
Total	26,456
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019. There were no shares repurchased under this plan during the three months ended July 31, 2021.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

PART II. OTHER INFORMATION	2021 SECOND QUARTER FORM 10-Q | 59

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.1	Twelfth Amended and Restated Credit Agreement, dated as of July 29, 2021, by and among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	July 30, 2021	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.

60 | 2021 SECOND QUARTER FORM 10-Q	PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2021	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2021	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: September 9, 2021	By:	/s/ Christina Hargarten
Christina Hargarten
Interim Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2021 SECOND QUARTER FORM 10-Q | 61