Form 10-Q
period 2021-10-30
RH
filed 2021-12-09
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of December 3, 2021, 21,468,715 shares of the registrant’s common stock were outstanding.

RH

2 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts) (Unaudited)

	OCTOBER 30,	JANUARY 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,198,961	$100,446
Accounts receivable—net	60,621	59,474
Merchandise inventories	633,591	544,227
Prepaid expense and other current assets	120,666	97,337
Total current assets	3,013,839	801,484
Property and equipment—net	1,196,335	1,077,198
Operating lease right-of-use assets	551,731	456,164
Goodwill	141,141	141,100
Tradenames, trademarks and other intangible assets	72,907	71,663
Deferred tax assets	49,870	49,924
Equity method investments	97,976	100,603
Other non-current assets	296,226	200,177
Total assets	$5,420,025	$2,898,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$395,148	$424,422
Deferred revenue and customer deposits	385,070	280,641
Convertible senior notes due 2023—net	53,242	2,354
Convertible senior notes due 2024—net	56,365	—
Operating lease liabilities	74,706	71,524
Other current liabilities	131,779	142,691
Total current liabilities	1,096,310	921,632
Asset based credit facility	—	—
Term loan—net	1,957,366	—
Equipment promissory notes—net	1,625	14,614
Convertible senior notes due 2023—net	62,214	282,956
Convertible senior notes due 2024—net	181,805	281,454
Non-current operating lease liabilities	538,886	448,169
Non-current finance lease liabilities	549,098	485,481
Other non-current obligations	11,346	16,981
Total liabilities	4,398,650	2,451,287
Commitments and contingencies (Note 16)
Mezzanine equity—convertible senior notes (Note 9)	13,571	—
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of October 30, 2021 and January 30, 2021	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 21,465,133 shares issued and outstanding as of October 30, 2021; 20,995,387 shares issued and outstanding as of January 30, 2021	2	2
Additional paid-in capital	602,571	581,897
Accumulated other comprehensive income (loss)	1,168	2,565
Retained earnings (accumulated deficit)	404,063	(137,438)
Total stockholders’ equity	1,007,804	447,026
Total liabilities, mezzanine equity and stockholders’ equity	$5,420,025	$2,898,313

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts) (Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020
Net revenues	$1,006,428	$844,013	$2,856,079	$2,036,190
Cost of goods sold	501,174	435,683	1,456,172	1,095,787
Gross profit	505,254	408,330	1,399,907	940,403
Selling, general and administrative expenses	232,715	297,109	690,492	657,161
Income from operations	272,539	111,221	709,415	283,242
Other expenses
Interest expense—net	13,223	15,656	40,112	54,703
Tradename impairment	—	—	—	20,459
(Gain) loss on extinguishment of debt	18,513	—	21,784	(152)
Total other expenses	31,736	15,656	61,896	75,010
Income before income taxes	240,803	95,565	647,519	208,232
Income tax expense	54,391	49,154	99,124	66,610
Income before equity method investments	186,412	46,411	548,395	141,622
Share of equity method investments losses	(2,313)	—	(6,894)	—
Net income	$184,099	$46,411	$541,501	$141,622
Weighted-average shares used in computing basic net income per share	21,430,557	19,552,836	21,200,146	19,393,931
Basic net income per share	$8.59	$2.37	$25.54	$7.30
Weighted-average shares used in computing diluted net income per share	31,291,079	28,286,124	31,493,396	26,351,194
Diluted net income per share	$5.88	$1.64	$17.19	$5.37

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020
Net income	$184,099	$46,411	$541,501	$141,622
Net gains (losses) from foreign currency translation	(2,097)	(96)	(1,397)	822
Total comprehensive income	$182,002	$46,315	$540,104	$142,444

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts) (Unaudited)

	THREE MONTHS ENDED
		COMMON STOCK					TREASURY STOCK
					ACCUMULATED	RETAINED
				ADDITIONAL	OTHER	EARNINGS			TOTAL
	MEZZANINE			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	EQUITY	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY
Balances—July 31, 2021	$30,515	21,407,717	$2	$583,112	$3,265	$219,964	—	$—	$806,343
Stock-based compensation	—	—	—	11,995	—	—	—	—	11,995
Vested and delivered restricted stock units	—	1,981	—	(706)	—	—	—	—	(706)
Exercise of stock options	—	55,419	—	4,101	—	—	—	—	4,101
Settlement of convertible senior notes	—	864,090	—	(592,414)	—	—	(864,074)	579,539	(12,875)
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(864,074)	—	579,539	—	—	864,074	(579,539)	—
Reclassification of equity component to mezzanine equity related to early converted senior notes outstanding―net	(16,944)	—	—	16,944	—	—	—	—	16,944
Net income	—	—	—	—	—	184,099	—	—	184,099
Net losses from foreign currency translation	—	—	—	—	(2,097)	—	—	—	(2,097)
Balances—October 30, 2021	$13,571	21,465,133	$2	$602,571	$1,168	$404,063	—	$—	$1,007,804

Balances—August 1, 2020	$—	19,485,826	$2	$444,378	$(1,842)	$(314,042)	17	$(5)	$128,491
Stock-based compensation	—	—	—	118,677	—	—	—	—	118,677
Vested and delivered restricted stock units	—	2,814	—	(610)	—	—	—	—	(610)
Exercise of stock options	—	64,848	—	3,996	—	—	—	—	3,996
Shares issued in connection with warrant agreements	—	290,967	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	(5)	—	—	(17)	5	—
Net income	—	—	—	—	—	46,411	—	—	46,411
Net losses from foreign currency translation	—	—	—	—	(96)	—	—	—	(96)
Balances—October 31, 2020	$—	19,844,455	$2	$566,436	$(1,938)	$(267,631)	—	$—	$296,869

6 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands) (Unaudited)

	NINE MONTHS ENDED
		COMMON STOCK					TREASURY STOCK
					ACCUMULATED	RETAINED
				ADDITIONAL	OTHER	EARNINGS			TOTAL
	MEZZANINE			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	EQUITY	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY
Balances—January 30, 2021	$—	20,995,387	$2	581,897	$2,565	$(137,438)	—	$—	$447,026
Stock-based compensation	—	—	—	37,284	—	—	—	—	37,284
Issuance of restricted stock	—	1,260	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	39,679	—	(19,354)	—	—	—	—	(19,354)
Exercise of stock options	—	428,788	—	30,080	—	—	—	—	30,080
Settlement of convertible senior notes	—	983,694	—	(674,549)	—	—	(983,675)	660,784	(13,765)
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(983,675)	—	660,784	—	—	983,675	(660,784)	—
Reclassification of equity component to mezzanine equity related to early converted senior notes outstanding―net	13,571	—	—	(13,571)	—	—	—	—	(13,571)
Net income	—	—	—	—	—	541,501	—	—	541,501
Net losses from foreign currency translation	—	—	—	—	(1,397)	—	—	—	(1,397)
Balances—October 30, 2021	$13,571	21,465,133	$2	$602,571	$1,168	$404,063	—	$—	$1,007,804

Balances—February 1, 2020	$—	19,236,681	$2	$430,662	$(2,760)	$(409,253)	—	$—	18,651
Stock-based compensation	—	—	—	131,153	—	—	—	—	131,153
Issuance of restricted stock	—	3,192	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	73,106	—	(7,428)	—	—	—	—	(7,428)
Exercise of stock options	—	241,126	—	12,121	—	—	—	—	12,121
Repurchases of common stock	—	(600)	—	—	—	—	600	(72)	(72)
Retirement of treasury stock	—	—	—	(77)	—	—	(617)	77	—
Shares issued in connection with warrant agreements	—	290,967	—	—	—	—	—	—	—
Settlement of convertible senior notes	—	1,131,645	—	(315,708)	—	—	(1,131,645)	315,708	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(1,131,662)	—	315,713	—	—	1,131,662	(315,713)	—
Net income	—	—	—	—	—	141,622	—	—	141,622
Net gains from foreign currency translation	—	—	—	—	822	—	—	—	822
Balances—October 31, 2020	$—	19,844,455	$2	$566,436	$(1,938)	$(267,631)	—	$—	$296,869

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$541,501	$141,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	71,375	76,688
Non-cash operating lease cost	54,084	47,069
Tradename impairment	—	20,459
Asset impairments	7,354	4,783
Loss on sale leaseback transaction	—	9,352
Amortization of debt discount	24,236	33,810
Stock-based compensation expense	37,426	131,472
Non-cash finance lease interest expense	19,468	17,887
Product recalls	840	5,561
Deferred income taxes	(122)	117
(Gain) loss on extinguishment of debt	21,784	(152)
Share of equity method investments losses	6,894	—
Other non-cash items	(6,030)	3,274
Cash paid attributable to accretion of debt discount upon settlement of debt	(39,078)	(84,003)
Change in assets and liabilities:
Accounts receivable	(1,131)	(6,070)
Merchandise inventories	(89,225)	(57,781)
Prepaid expense and other assets	(39,168)	(47,288)
Landlord assets under construction—net of tenant allowances	(50,351)	(44,921)
Accounts payable and accrued expenses	(17,980)	10,844
Deferred revenue and customer deposits	104,419	111,436
Other current liabilities	(28,106)	29,153
Current and non-current operating lease liabilities	(59,194)	(36,810)
Other non-current obligations	(25,314)	(19,239)
Net cash provided by operating activities	533,682	347,263

8 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands) (Unaudited)

	NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(153,774)	(71,755)
Equity method investments	(4,816)	(7,500)
Acquisition of business and assets	—	(13,052)
Proceeds from sale of assets	—	25,006
Net cash used in investing activities	(158,590)	(67,301)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	—	359,400
Repayments under asset based credit facility	—	(359,400)
Borrowings under term loan	2,000,000	—
Repayments under promissory and equipment security notes	(17,164)	(10,872)
Debt issuance costs	(26,411)	—
Repayments of convertible senior notes	(235,126)	(215,846)
Principal payments under finance leases	(10,511)	(8,801)
Proceeds from exercise of stock options	30,080	12,121
Tax withholdings related to issuance of stock-based awards	(19,354)	(7,428)
Net cash provided by (used in) financing activities	1,721,514	(230,826)
Effects of foreign currency exchange rate translation	34	(10)
Net increase in cash and cash equivalents and restricted cash equivalents	2,096,640	49,126
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	100,446	47,658
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	6,625	—
Beginning of period—cash and cash equivalents	$107,071	$47,658
End of period—cash and cash equivalents	2,198,961	89,884
End of period—restricted cash equivalents (acquisition related escrow deposits)	4,750	6,900
End of period—cash and cash equivalents and restricted cash equivalents	$2,203,711	$96,784
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$12,313	$23,277
Landlord asset additions in accounts payable and accrued expenses at period-end	28,666	20,296
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	32,405	68,459
Shares issued on settlement of convertible senior notes	(674,549)	(315,708)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	660,784	315,713

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 9

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

As of October 30, 2021, we operated a total of 66 RH Galleries and 38 RH Outlet stores in 30 states, the District of Columbia and Canada, as well as 14 Waterworks Showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of October 30, 2021, and the results of operations for the three and nine months ended October 30, 2021 and October 31, 2020. Our current fiscal year, which consists of 52 weeks, ends on January 29, 2022 (“fiscal 2021”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the novel coronavirus disease (“COVID-19” or “the pandemic”) using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three and nine months ended October 30, 2021. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”).

The results of operations for the three and nine months ended October 30, 2021 and October 31, 2020 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the pandemic as discussed in Recent Developments—COVID-19 below.

10 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Recent Developments—COVID-19

The COVID-19 outbreak in the first quarter of fiscal 2020 caused disruption to our business operations beginning in the first quarter of fiscal 2020. The pandemic has continued since the initial outbreak and has included spikes and operating restrictions in various locations around the world, as well as new strains of the COVID-19 virus such as the “Delta” and other variants. In our initial response to the pandemic, we undertook immediate adjustments to our business operations including temporarily closing all of our retail locations and Restaurants, curtailing expenses, and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved since the second quarter of fiscal 2020 as a result of both the reopening of most of our retail locations and strong consumer demand for our products. Operational restrictions related to the pandemic affecting our retail locations and Restaurants continued to fluctuate through the second quarter of 2021 based upon changes in local conditions and regulations. All of our retail locations and Restaurants were open during the third quarter of fiscal 2021.

While our business strengthened during the period from the second quarter of fiscal 2020 and continuing into fiscal 2021, consumer spending patterns may shift away from spending on the home and home-related categories, such as home furnishings, as pandemic restrictions are lifted and consumers return to pre-COVID consumption trends, such as spending on travel and leisure, and other activities. In addition, various constraints in our supply chain, including port delays, have resulted in some delays in our ability to convert business demand into revenues at normal historical rates. We anticipate that the backlog of orders for merchandise from our vendors, coupled with business conditions related to the evolving nature of the pandemic, will continue to adversely affect the capacity of our vendors and supply chain to meet our merchandise demand levels during the remainder of fiscal 2021. It may take several quarters for inventory receipts and manufacturing to catch up to the increase in customer demand and, as a result, the exact timing cannot be accurately predicted due to ongoing uncertainty of the continuing impact of the pandemic on our global supply chain. In particular, business circumstances and operational conditions in numerous international locations where our vendors operate are subject to ongoing risks, and regions in which our vendors have production facilities, most notably Vietnam, have experienced various surges in outbreaks and, in some cases, facility closures and other restrictions related to the pandemic. As a result, the ongoing nature of the pandemic may continue to adversely affect our business operations in various jurisdictions, which could, in turn, have a negative impact on our vendors and supply chain, and therefore, our business.

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

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 11

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

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	OCTOBER 30,	JANUARY 30,
	2021	2021
Prepaid expense and other current assets	$44,509	$35,689
Tenant allowance receivable	16,558	6,390
Capitalized catalog costs	16,535	19,067
Promissory notes receivable, including interest (1)	16,119	13,569
Vendor deposits	15,077	12,519
Right of return asset for merchandise	7,118	7,453
Acquisition related escrow deposits	4,750	2,650
Total prepaid expense and other current assets	$120,666	$97,337
(1)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 5—Equity Method Investments.

12 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other non-current assets consist of the following (in thousands):

	OCTOBER 30,	JANUARY 30,
	2021	2021
Landlord assets under construction—net of tenant allowances	$209,149	$135,531
Initial direct costs prior to lease commencement	51,812	36,770
Capitalized cloud computing costs—net (1)	12,594	7,254
Other deposits	6,860	5,287
Deferred financing fees	4,352	1,525
Acquisition related escrow deposits	—	3,975
Other non-current assets	11,459	9,835
Total other non-current assets	$296,226	$200,177
(1)	Presented net of accumulated amortization of $2.9 million and $0.5 million as of October 30, 2021 and January 30, 2021, respectively.

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (See Note 17—Segment Reporting) for the nine months ended October 30, 2021 (in thousands):

			FOREIGN
	JANUARY 30,		CURRENCY	OCTOBER 30,
	2021	ADDITIONS	TRANSLATION	2021
RH Segment
Goodwill	$141,100	$—	$41	$141,141
Tradenames, trademarks and other intangible assets	54,663	1,244	—	55,907
Waterworks (1)
Tradename (2)	17,000	—	—	17,000
(1)	Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million of impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	Presented net of an impairment charge of $35.1 million, with $20.5 million and $14.6 million recorded in fiscal 2020 and fiscal 2018, respectively.

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

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 13

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

During the three and nine months ended October 30, 2021, we recorded our proportionate share of equity method investments losses of $2.3 million and $6.9 million, respectively, which is included in the condensed consolidated statements of income and a corresponding decrease to the carrying value of equity method investments on the condensed consolidated balance sheets as of October 30, 2021.

As of October 30, 2021, $16.1 million of promissory notes receivable, inclusive of accrued interest, are outstanding with the managing member, which are included in prepaid expense and other current assets on the condensed consolidated balance sheets. These promissory notes are expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs.

An affiliate of the managing member of the Aspen LLCs became the landlord of an additional RH Design Gallery in the first quarter of fiscal 2021.

In the third quarter of fiscal 2021, we purchased an additional 20% interest in one of the Aspen LLCs, which continues to be accounted for as an equity method investment.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	OCTOBER 30,	JANUARY 30,
	2021	2021
Accounts payable	$205,595	$224,906
Accrued compensation	76,739	84,860
Accrued freight and duty	29,491	29,754
Accrued occupancy	28,241	17,671
Accrued sales taxes	27,019	23,706
Accrued professional fees	4,953	5,383
Accrued catalog costs	3,525	4,354
Deferred consideration for asset purchase	—	14,387
Other accrued expenses	19,585	19,401
Total accounts payable and accrued expenses	$395,148	$424,422

14 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other current liabilities consist of the following (in thousands):

	OCTOBER 30,	JANUARY 30,
	2021	2021
Allowance for sales returns	$27,033	$25,559
Unredeemed gift card and merchandise credit liability	22,794	19,173
Current portion of term loan	20,000	—
Current portion of equipment promissory notes	18,878	22,747
Finance lease liabilities	15,017	14,671
Federal and state tax payable	11,592	49,539
Other current liabilities	16,465	11,002
Total other current liabilities	$131,779	$142,691

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of October 30, 2021 will be recognized within the next six months as the performance obligations are satisfied. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year.

In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended October 30, 2021 and October 31, 2020, we recognized $4.4 million and $5.6 million, respectively, of revenue related to previous deferrals related to our gift cards. During the nine months ended October 30, 2021 and October 31, 2020, we recognized $14.2 million and $16.2 million, respectively, of revenue related to previous deferrals related to our gift cards. During the three months ended October 30, 2021 and October 31, 2020, we recorded gift card breakage of $0.5 million and $0.2 million, respectively. During the nine months ended October 30, 2021 and October 31, 2020, we recorded gift card breakage of $1.4 million and $1.0 million, respectively. We expect that approximately 75% of the remaining gift card liabilities as of October 30, 2021 will be recognized when the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	OCTOBER 30,	JANUARY 30,
	2021	2021
Deferred payroll taxes	$4,461	$4,461
Unrecognized tax benefits	2,810	3,114
Other non-current obligations	4,075	9,406
Total other non-current obligations	$11,346	$16,981

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 15

NOTE 8—LEASES

Lease costs—net consist of the following (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020
Operating lease cost (1)	$25,637	$21,111	$74,794	$62,018
Finance lease costs
Amortization of leased assets (1)	10,860	10,841	32,574	30,554
Interest on lease liabilities (2)	6,711	6,158	19,468	17,887
Variable lease costs (3)	9,096	5,930	25,436	13,410
Sublease income (4)	(1,189)	(1,519)	(3,507)	(6,213)
Total lease costs—net	$51,115	$42,521	$148,765	$117,656
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2020 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements. The amounts primarily represent contingent rent based on a percentage of retail sales over contractual levels of $6.9 million and $4.0 million for the three months ended October 30, 2021 and October 31, 2020, respectively, and $18.8 million and $8.3 million for the nine months ended October 30, 2021 and October 31, 2020, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

16 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		OCTOBER 30,	JANUARY 30,
		2021	2021
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$551,731	$456,164
Finance leases (1)(2)	Property and equipment—net	764,669	711,804
Total lease right-of-use assets		$1,316,400	$1,167,968
Liabilities
Current (3)
Operating leases	Operating lease liabilities	$74,706	$71,524
Finance leases	Other current liabilities	15,017	14,671
Total lease liabilities—current		89,723	86,195
Non-current
Operating leases	Non-current operating lease liabilities	538,886	448,169
Finance leases	Non-current finance lease liabilities	549,098	485,481
Total lease liabilities—non-current		1,087,984	933,650
Total lease liabilities		$1,177,707	$1,019,845
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $162.9 million and $133.0 million as of October 30, 2021 and January 30, 2021, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

The maturities of lease liabilities are as follows as of October 30, 2021 (in thousands):

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL
Remainder of fiscal 2021	$23,974	$10,395	$34,369
2022	95,692	41,885	137,577
2023	87,244	42,300	129,544
2024	80,525	42,694	123,219
2025	79,822	43,910	123,732
2026	76,504	44,690	121,194
Thereafter	299,552	711,436	1,010,988
Total lease payments (1)(2)	743,313	937,310	1,680,623
Less—imputed interest (3)	(129,721)	(373,195)	(502,916)
Present value of lease liabilities	$613,592	$564,115	$1,177,707
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $719.6 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of October 30, 2021, of which $6.4 million, $31.8 million, $37.5 million, $41.8 million, $44.0 million and $42.8 million will be paid in the remainder of fiscal 2021, fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025 and fiscal 2026, respectively, and $515.3 million will be paid subsequent to fiscal 2026.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 17

(2)	Excludes future commitments under short-term lease agreements of $0.9 million as of October 30, 2021.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	9.3	8.8
Finance leases	20.1	18.6
Weighted-average discount rate
Operating leases	3.84%	3.86%
Finance leases	4.97%	5.04%

Other information related to leases consists of the following (in thousands):

	NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(76,957)	$(49,251)
Operating cash flows from finance leases	(19,774)	(14,170)
Financing cash flows from finance leases	(10,511)	(8,801)
Total cash outflows from leases	$(107,242)	$(72,222)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$151,548	$45,341
Finance leases	73,855	57,440

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

18 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended September 30, 2021 and, accordingly, holders were eligible to convert their 2024 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2024 Notes during the calendar quarter ending December 31, 2021. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 19

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the condensed consolidated balance sheets. During both the three months ended October 30, 2021 and October 31, 2020, we recorded $0.2 million related to the amortization of debt issuance costs related to the 2024 Notes, respectively. During both the nine months ended October 30, 2021 and October 31, 2020, we recorded $0.5 million related to the amortization of debt issuance costs related to the 2024 Notes, respectively.

During the second quarter of fiscal 2021, holders of $67.2 million in aggregate principal amount of the 2024 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2024 Notes converted and shares of our common stock for the remaining conversion value. During the three months ended October 30, 2021, we paid $67.2 million in cash and delivered 219,738 shares of common stock to settle the early conversion of these 2024 Notes. As a result, we recognized a loss on extinguishment of the liability component of $5.4 million in the three months ended October 30, 2021. We also received 219,728 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2024 Notes as described below, and therefore, on a net basis issued ten shares of our common stock in respect to such settlement of the converted 2024 Notes.

During the third quarter of fiscal 2021, holders of $56.7 million in aggregate principal amount of the 2024 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2024 Notes converted and shares of our common stock for the remaining conversion value. In accordance with the provisions for such combination settlements, the conversion value is to be determined based on the average conversion value over a 45 trading day observation period. As of October 30, 2021, the observation periods of these converted 2024 Notes had not been completed and, as a result, these converted 2024 Notes remain outstanding as of October 30, 2021. During the fourth quarter of fiscal 2021, we expect to pay $56.7 million in cash and to deliver shares of common stock to settle the early conversion of these 2024 Notes, net of the shares of common stock we expect to receive from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2024 Notes as described below. Accordingly, as of October 30, 2021, we reclassified $56.7 million of the outstanding principal balance to current liabilities, as well as reclassified $8.6 million of the equity component of the 2024 Notes to mezzanine equity from permanent equity on our condensed consolidated balance sheets and statements of stockholders’ equity, representing the difference between the current portion of aggregate principal of our converted 2024 Notes required to be settled in cash based on our irrevocable elections and the current portion of the carrying value of the converted 2024 Notes outstanding as of October 30, 2021. As the settlement of conversion of the remainder of the 2024 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock, the remaining liability for the 2024 Notes is classified within other non-current obligations on our condensed consolidated balance sheets.

20 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The carrying value of the 2024 Notes, excluding the discounts upon original issuance and third party offering costs, is as follows (in thousands):

	OCTOBER 30,	JANUARY 30,
	2021	2021
Liability component
Principal	$282,768	$350,000
Less: Debt discount	(42,836)	(65,818)
Net carrying amount (1)	$239,932	$284,182
Equity component (2)	$81,643	$87,252
(1)	Includes $56.7 million classified within total current liabilities on the condensed consolidated balance sheets as of October 30, 2021 for the early conversion of $56.7 million in principal amount of 2024 Notes to be settled in the fourth quarter of fiscal 2021.
(2)	Includes $8.6 million in mezzanine equity and the remaining amount in additional paid-in capital on the condensed consolidated balance sheets as of October 30, 2021. As of January 30, 2021, the full amount is included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $3.7 million and $4.0 million for the amortization of the debt discount related to the 2024 Notes during the three months ended October 30, 2021 and October 31, 2020, respectively. We recorded interest expense of $12.0 million and $11.8 million for the amortization of the debt discount related to the 2024 Notes during the nine months ended October 30, 2021 and October 31, 2020, respectively.

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

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 21

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

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended September 30, 2021 and, accordingly, holders were eligible to convert their 2023 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2023 Notes during the calendar quarter ending December 31, 2021. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

22 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the condensed consolidated balance sheets. During both the three months ended October 30, 2021 and October 31, 2020, we recorded $0.2 million related to the amortization of debt issuance costs, respectively. During both the nine months ended October 30, 2021 and October 31, 2020, we recorded $0.7 million related to the amortization of debt issuance costs, respectively.

In December 2020, holders of $2.4 million in aggregate principal amount of the 2023 Notes elected early conversion at the option of the noteholders. During the three months ended May 1, 2021, we paid $2.4 million in cash and delivered 7,307 shares of common stock to settle the early conversion of these 2023 Notes. As a result, we recognized a loss on extinguishment of the liability component of $0.1 million in the three months ended May 1, 2021. We also received 7,305 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below, and therefore, on a net basis issued two shares of our common stock in respect to such settlement of the converted 2023 Notes.

During the second and third quarters of fiscal 2021, holders of $30.8 million in aggregate principal amount of the 2023 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. During the three months ended July 31, 2021, we paid $30.8 million in cash and delivered 112,297 shares of common stock to settle the early conversion of these 2023 Notes. As a result, we recognized a loss on extinguishment of the liability component of $3.2 million in the three months ended July 31, 2021. We also received 112,296 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below, and therefore, on a net basis issued one share of our common stock in respect to such settlement of the converted 2023 Notes.

During the third quarter of fiscal 2021, holders of $173.8 million in aggregate principal amount of the 2023 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. During the three months ended October 30, 2021, we paid $173.8 million in cash and delivered 644,352 shares of common stock to settle the early conversion of these 2023 Notes. As a result, we recognized a loss on extinguishment of the liability component of $11.7 million in the three months ended October 30, 2021. We also received 644,346 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below, and therefore, on a net basis issued six shares of our common stock in respect to such settlement of the converted 2023 Notes.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 23

During the third quarter of fiscal 2021, holders of $53.5 million in aggregate principal amount of the 2023 Notes elected to exercise the conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. In accordance with the provisions for such combination settlements, the conversion value is to be determined based on the average conversion value over a 45 trading day observation period. As of October 30, 2021, the observation periods of these converted 2023 Notes had not been completed and, as a result, these converted 2023 Notes remain outstanding as of October 30, 2021. During the fourth quarter of fiscal 2021, we expect to pay $53.5 million in cash and to deliver shares of common stock to settle the early conversion of these 2023 Notes, net of the shares of common stock we expect to receive from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below. Accordingly, as of October 30, 2021, we reclassified $53.5 million of the outstanding principal balance to current liabilities, as well as reclassified $5.0 million of the equity component of the 2023 Notes to mezzanine equity from permanent equity on our condensed consolidated balance sheets as of October 30, 2021, representing the difference between the current portion of aggregate principal of our converted 2023 Notes required to be settled in cash based on our irrevocable elections and the current portion of the carrying value of the converted 2023 Notes outstanding as of October 30, 2021. As the settlement of conversion of the remainder of the 2023 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock, the remaining liability for the 2023 Notes is classified within other non-current obligations on our condensed consolidated balance sheets.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	OCTOBER 30,	JANUARY 30,
	2021	2021
Liability component
Principal	$128,030	$335,000
Less: Debt discount	(11,912)	(47,064)
Net carrying amount (1)	$116,118	$287,936
Equity component (2)	$82,834	$90,990
(1)	Includes $53.5 million classified within total current liabilities on the condensed consolidated balance sheets as of October 30, 2021 for the early conversion of $53.5 million in principal amount of 2023 Notes to be settled in the fourth quarter of fiscal 2021.
(2)	Includes $5.0 million in mezzanine equity and the remaining amount in additional paid-in capital on the condensed consolidated balance sheets as of October 30, 2021. As of January 30, 2021, the full amount is included in additional paid-in capital on the condensed consolidated balance sheets.

We recorded interest expense of $3.1 million and $4.4 million for the amortization of the debt discount related to the 2023 Notes during the three months ended October 30, 2021 and October 31, 2020, respectively. We recorded interest expense of $12.3 million and $13.1 million for the amortization of the debt discount related to the 2023 Notes during the nine months ended October 30, 2021 and October 31, 2020, respectively.

24 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows (in thousands):

	OCTOBER 30,			JANUARY 30,
	2021			2021
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT
Asset based credit facility (1)	$—	$—	$—	$—	$—	$—
Term loan credit agreement (2)	2,000,000	(22,735)	1,977,265	—	—	—
Equipment promissory notes (3)	20,569	(66)	20,503	37,532	(171)	37,361
Total credit facilities	$2,020,569	$(22,801)	$1,997,768	$37,532	$(171)	$37,361
(1)	Deferred financing fees associated with the asset based credit facility as of October 30, 2021 and January 30, 2021 were $4.4 million and $1.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit. In July 2021, Restoration Hardware, Inc. entered into the ABL Credit Agreement (defined below) which extended the maturity date of the revolving line of credit from June 28, 2022 to July 29, 2026.
(2)	Represents the Term Loan Credit Agreement (defined below), of which $1,980.0 million outstanding and $20.0 million outstanding was included in term loan—net and other current liabilities on the condensed consolidated balance sheets, respectively. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(3)	Represents total equipment security notes secured by certain of our property and equipment, of which $18.9 million outstanding was included in other current liabilities on the condensed consolidated balance sheets. The remaining $1.7 million outstanding, included in equipment promissory notes—net on the condensed consolidated balance sheets, has principal payments due of $0.5 million and $1.2 million in fiscal 2022 and fiscal 2023, respectively.

Asset Based Credit Facility

On August 3, 2011, Restoration Hardware, Inc. (“RHI”), a wholly-owned subsidiary of RH, along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into the Ninth Amended and Restated Credit Agreement (as amended prior to June 28, 2017, the “Original Credit Agreement”) by and among RHI, Restoration Hardware Canada, Inc., certain other subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Agent”).

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 25

On June 28, 2017, RHI entered into the Eleventh Amended and Restated Credit Agreement (as amended prior to July 29, 2021, the “11th A&R Credit Agreement”) by and among RHI, Restoration Hardware Canada, Inc., certain other subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and the ABL Agent, which amended and restated the Original Credit Agreement.

On July 29, 2021, RHI entered into the Twelfth Amended and Restated Credit Agreement (as amended, the “ABL Credit Agreement”) by and among RHI, Restoration Hardware Canada, Inc., certain other subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and the ABL Agent, which amended and restated the 11th A&R Credit Agreement. The ABL Credit Agreement has a revolving line of credit with initial availability of up to $600.0 million, of which $10.0 million is available to Restoration Hardware Canada, Inc., and includes a $300.0 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600.0 million to up to $900.0 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The ABL Credit Agreement provides that the $300.0 million accordion, or a portion thereof, may be added as a first-in, last-out term loan facility if and to the extent the lenders revise their credit commitments for such facility. The ABL Credit Agreement further provides the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH if certain conditions set out in the ABL Credit Agreement are met. The maturity date of the ABL Credit Agreement is July 29, 2026.

The availability of credit at any given time under the ABL Credit Agreement will be constrained by the terms and conditions of the ABL Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. All obligations under the ABL Credit Agreement are secured by substantial assets of the loan parties, including inventory, receivables and certain types of intellectual property.

Borrowings under the revolving line of credit (other than swing line loans, which are subject to interest at the base rate) bear interest, at the borrower’s option, at either the base rate or London Inter-bank Offered Rate (“LIBOR”) subject to a 0.00% LIBOR floor (or, in the case of the Canadian borrowings, the “BA Rate” or the “Canadian Prime Rate”, as such terms are defined in the ABL Credit Agreement, for the Canadian borrowings denominated in Canadian dollars, or the “U.S. Index Rate”, as such term is defined in the ABL Credit Agreement, or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable interest rate margin, in each case.

The ABL Credit Agreement contains various restrictive and affirmative covenants, including required financial reporting, limitations on granting certain liens, limitations on making certain loans or investments, limitations on incurring additional debt, restricted payment limitations limiting the payment of dividends and certain other transactions and distributions, limitations on transactions with affiliates, along with other restrictions and limitations similar to those frequently found in credit agreements of a similar type and size.

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40.0 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of October 30, 2021, RHI was in compliance with the FCCR Covenant.

The ABL Credit Agreement requires a daily sweep of all cash receipts and collections to prepay the loans under the agreement while (i) an event of default exists or (ii) when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40.0 million and (B) an amount based on 10% of the total borrowing availability at the time.

The ABL Credit Agreement contains customary representations and warranties, events of defaults and other customary terms and conditions for an asset based credit facility.

26 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The availability of the revolving line of credit at any given time under the ABL Credit Agreement is limited by the terms and conditions of the ABL Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). As of October 30, 2021, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $333.7 million, net of $19.9 million in outstanding letters of credit.

Term Loan Credit Agreement

On October 20, 2021, RHI entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among RHI as the borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (in such capacities, the “Term Agent”) with respect to an initial term loan (the “Term Loan”) in an aggregate principal amount equal to $2,000,000,000 with a maturity date of October 20, 2028.

The Term Loan bears interest at an annual rate based on LIBOR subject to a 0.50% LIBOR floor plus an interest rate margin of 2.50% (with a stepdown of the interest rate margin if RHI achieves a specified public corporate family rating). LIBOR is a floating interest rate that resets periodically during the life of the Term Loan. At the date of borrowing, the interest rate was set at the LIBOR floor of 0.50% plus 2.50% and the Term Loan was issued at a discount of 0.50% to face value. The Term Loan Credit Agreement contains customary provisions addressing future transition from LIBOR.

All obligations under the Term Loan are guaranteed by certain domestic subsidiaries of RHI. Further, RHI and such subsidiaries have granted a security interest in substantially all of their assets (subject to customary and other exceptions) to secure the Term Loan. Substantially all of the collateral securing the Term Loan also secures the loans and other credit extensions under the ABL Credit Agreement. On October 20, 2021, in connection with the Term Loan Credit Agreement, RHI and certain other subsidiaries of RH party to the Term Loan Credit Agreement and the ABL Credit Agreement, as the case may be, entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with the Term Agent and the ABL Agent. The Intercreditor Agreement establishes various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the ABL Credit Agreement and the Term Loan Credit Agreement without the consent of the other parties.

The borrowings under the Term Loan Credit Agreement may be prepaid in whole or in part at any time, subject to a prepayment premium of 1.0% in the event the facility is prepaid or repriced within the six months following the closing date of the Term Loan Credit Agreement.

The Term Loan Credit Agreement contains various restrictive and affirmative covenants, including required financial reporting, limitations on granting certain liens, limitations on making certain loans or investments, limitations on incurring additional debt, restricted payment limitations limiting the payment of dividends and certain other transactions and distributions, limitations on transactions with affiliates, along with other restrictions and limitations similar to those frequently found in credit agreements of a similar type and size, but provides for unlimited exceptions in the case of incurring indebtedness, granting of liens and making investments, dividend payments, and payments of material junior indebtedness, subject to satisfying specified leverage ratio tests.

The Term Loan Credit Agreement does not contain a financial maintenance covenant.

The Term Loan Credit Agreement contains customary representations and warranties, events of defaults and other customary terms and conditions for a term loan credit agreement.

Equipment Loan Facility

On September 5, 2017, RHI entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and we agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. We are required to make monthly installment payments under the equipment security notes.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 27

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

	OCTOBER 30,		JANUARY 30,
	2021		2021
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE (1)	VALUE	VALUE (1)
Convertible senior notes due 2023	$122,982	$116,118	$301,794	$287,936
Convertible senior notes due 2024	260,612	239,932	286,161	284,182
(1)	Carrying value represents the principal amount less the equity component of the 2023 Notes and 2024 Notes classified in stockholders’ equity, and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.

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

28 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Upon settlement of our convertible senior notes, including the settlements in which holders of the 2023 Notes and 2024 Notes elected to exercise the early conversion option, we recognize a gain or loss on extinguishment of debt in the condensed consolidated statements of income, which represents the difference between the carrying value and fair value of the convertible senior notes immediately prior to the settlement date. The fair value of each of the 2023 Notes and 2024 Notes related to the settlement of the early conversions was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our common stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

NOTE 12—INCOME TAXES

We recorded income tax expense of $54.4 million and $49.2 million in the three months ended October 30, 2021 and October 31, 2020, respectively. We recorded income tax expense of $99.1 million and $66.6 million in the nine months ended October 30, 2021 and October 31, 2020, respectively. The effective tax rate was 22.8% and 51.4% for the three months ended October 30, 2021 and October 31, 2020, respectively. The effective tax rate was 15.5% and 32.0% for the nine months ended October 30, 2021 and October 31, 2020, respectively. The decrease in our effective tax rate for both the three and nine months ended October 30, 2021 as compared to the three and nine months ended October 31, 2020 is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in fiscal 2021 as compared to fiscal 2020 and non-deductible stock-based compensation in fiscal 2020.

As of October 30, 2021, we had $8.7 million of unrecognized tax benefits, of which $8.0 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of October 30, 2021, we had $6.2 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 13—NET INCOME PER SHARE

The weighted-average shares used for net income per share are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020
Weighted-average shares—basic	21,430,557	19,552,836	21,200,146	19,393,931
Effect of dilutive stock-based awards	6,462,775	5,918,350	6,645,663	5,164,775
Effect of dilutive convertible senior notes (1)	3,397,747	2,814,938	3,647,587	1,792,488
Weighted-average shares—diluted	31,291,079	28,286,124	31,493,396	26,351,194
(1)	The $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the 2023 Notes and the 2024 Notes would have an impact on our dilutive share count beginning at stock prices at or above $118.13 per share, $193.65 per share and $211.40 per share, respectively. The 2020 Notes matured on July 15, 2020 and did not have an impact on our dilutive share count post-termination. The warrants associated with our 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices at or above $189.00 per share, $309.84 per share and $338.24 per share, respectively. The warrants associated with our 2020 Notes expired on January 7, 2021.

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

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 29

Dilutive options of 121,587 and 311,242 were excluded from the calculation of diluted net income per share for the three months ended October 30, 2021 and October 31, 2020, respectively, because their inclusion would have been anti-dilutive. Dilutive options of 86,474 and 451,559 were excluded from the calculation of diluted net income per share for the nine months ended October 30, 2021 and October 31, 2020, respectively, because their inclusion would have been anti-dilutive.

NOTE 14—SHARE REPURCHASE PROGRAM AND SHARE RETIREMENTS

Share Repurchases Program

In 2018, our Board of Directors authorized a share repurchase program. In fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under this share repurchase program at an average price of $122.10 per share, for an aggregate repurchase amount of approximately $250.0 million. In fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under this program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million. We did not make any repurchases under this program during either the nine months ended October 30, 2021 or October 31, 2020. The total current authorized size of the share repurchase program is up to $950 million (the “950 Million Repurchase Program”), of which $450 million remained available as of October 30, 2021 for future share investments.

Share Retirements

During the nine months ended October 31, 2020, we retired 600 shares of our common stock related to shares we had repurchased under equity plans and we retired 17 shares of our common stock related to shares we received upon the maturity of the 2020 Notes. As a result of the retirements, we reclassified a total of $0.1 million from treasury stock to additional paid-in capital on the condensed consolidated balance sheets and on the condensed consolidated statements of stockholders’ equity as of October 31, 2020.

NOTE 15—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $12.0 million and $118.8 million during the three months ended October 30, 2021 and October 31, 2020, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. We recorded stock-based compensation expense of $37.4 million and $131.5 million during the nine months ended October 30, 2021 and October 31, 2020, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of October 30, 2021, 7,844,306 options were outstanding with a weighted-average exercise price of $112.01 per share and 7,531,196 options were vested with a weighted-average exercise price of $106.68 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of October 30, 2021 was $4,298 million, $4,166 million, and $3,746 million, respectively. Stock options exercisable as of October 30, 2021 had a weighted-average remaining contractual life of 3.13 years. As of October 30, 2021, the total unrecognized compensation expense related to unvested options was $112.8 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.96 years. In addition, as of October 30, 2021, the total unrecognized compensation expense related to a fully vested option grant made to Mr. Friedman in October 2020 was $39.0 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant below).

As of October 30, 2021, we had 21,480 restricted stock units outstanding with a weighted-average grant date fair value of $278.37 per share. During the three months ended October 30, 2021, 3,010 restricted stock units vested with a weighted-average grant date fair value of $47.67 per share. During the nine months ended October 30, 2021, 68,770 restricted stock units vested with a weighted-average grant date fair value of $43.26 per share. As of October 30, 2021, there was $4.2 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.29 years.

30 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan. See Note 18—Stock-Based Compensation in the 2020 Form 10-K.

The option contains selling restrictions on the underlying shares that lapse upon the achievement of both time-based service requirements and stock price performance-based metrics as described further below. The option is fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option will result in aggregate non-cash stock compensation expense of $173.6 million, of which $5.8 million and $17.6 million was recognized during the three and nine months ended October 30, 2021, respectively, and $111.2 million was recognized during the three months ended October 31, 2020 (which is included in the stock-based compensation expense noted above).

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of October 30, 2021.

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

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 31

Segment Information

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	THREE MONTHS ENDED
	OCTOBER 30,			OCTOBER 31,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL
Net revenues	$964,859	$41,569	$1,006,428	$812,782	$31,231	$844,013
Gross profit	484,363	20,891	505,254	394,689	13,641	408,330
Depreciation and amortization	23,878	941	24,819	25,135	1,341	26,476

	NINE MONTHS ENDED
	OCTOBER 30,			OCTOBER 31,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL
Net revenues	$2,732,300	$123,779	$2,856,079	$1,949,126	$87,064	$2,036,190
Gross profit	1,337,983	61,924	1,399,907	902,932	37,471	940,403
Depreciation and amortization	68,042	3,333	71,375	73,086	3,602	76,688

The Real Estate Development segment share of equity method investments losses were $2.3 million and $6.9 million during the three and nine months ended October 30, 2021, respectively.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	OCTOBER 30,				JANUARY 30,
	2021				2021
			REAL ESTATE				REAL ESTATE
	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL
Goodwill (1)	$141,141	$—	$—	$141,141	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets (2)	55,907	17,000	—	72,907	54,663	17,000	—	71,663
Equity method investments	—	—	97,976	97,976	—	—	100,603	100,603
Total assets	5,161,789	160,260	97,976	5,420,025	2,659,944	137,766	100,603	2,898,313
(1)	The Waterworks reporting unit goodwill of $51.1 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018, with $17.4 million and $33.7 million impairment recorded in fiscal 2018 and fiscal 2017, respectively.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35.1 million, with $20.5 million and $14.6 million recorded in fiscal 2020 and fiscal 2018, respectively.

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

32 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The following table presents segment operating income and income before income taxes (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020
Operating income:
RH Segment	$276,091	$223,103	$721,343	$425,970
Waterworks	2,619	2,208	14,274	2,331
Non-cash compensation	(5,831)	(111,218)	(17,559)	(111,218)
Asset impairments and lease losses	—	(2,091)	(7,354)	(11,901)
Recall accrual	(340)	(781)	(840)	(5,561)
Reorganization related costs	—	—	(449)	(7,027)
Loss on sale leaseback transaction	—	—	—	(9,352)
Income from operations	272,539	111,221	709,415	283,242
Interest expense—net	13,223	15,656	40,112	54,703
(Gain) loss on extinguishment of debt	18,513	—	21,784	(152)
Tradename impairment	—	—	—	20,459
Income before income taxes	$240,803	$95,565	$647,519	$208,232

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020
Furniture	$706,750	$584,960	$1,986,490	$1,380,688
Non-furniture	299,678	259,053	869,589	655,502
Total net revenues	$1,006,428	$844,013	$2,856,079	$2,036,190

During the third fiscal quarter of 2021, we reviewed our segments and product lines and updated certain products and categories in our reporting of furniture and non-furniture product lines. While this reporting change did not impact our consolidated results, prior period segment data has been recast for consistency in reporting.

We are domiciled in the United States and primarily operate our retail and outlet locations in the United States. As of October 30, 2021, we operated 4 retail and 2 outlet stores in Canada and 1 retail store in the U.K. Geographical revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented. Long-lived assets held internationally were not material in any fiscal period presented.

No single customer accounted for more than 10% of our revenues in the three and nine months ended October 30, 2021 and October 31, 2020.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 33

NOTE 18—BUSINESS COMBINATION

On August 28, 2020, we acquired a furniture business in North America, for total consideration of $15.0 million funded through available cash, of which $1.9 million was deposited into an escrow account for any potential post-closing adjustments. We have deposited into escrow an additional $5.0 million, which represents a deferred acquisition-related payment subject to mutually agreed to conditions and expected to be paid over two years. We believe that this addition to the RH platform further positions us as a leader in the luxury design market as we continue to enhance the RH product assortment.

For the three and nine months ended October 31, 2020, we incurred $0.6 million and $1.3 million, respectively, of acquisition-related costs associated with the transaction. These costs and expenses include fees associated with financial, legal and accounting advisors, and employment-related costs, and are included in selling, general and administrative expenses on the condensed consolidated statements of income.

The following table summarizes the purchase price allocation based on the fair value of the assets acquired and liabilities assumed (in thousands):

Goodwill	$10,948
Tradename	4,800
Tangible assets acquired and liabilities assumed—net	(796)
Total	$14,952

The tradename has been assigned an indefinite life and therefore is not subject to amortization. The goodwill, included in the RH Segment, is representative of the benefits and expected synergies from the integration of the acquired company’s products, leadership team and employees, which do not qualify for separate recognition as an intangible asset. The tradename and goodwill are expected to be deductible for tax purposes.

Results of operations of the acquired company have been included in our condensed consolidated statements of income since the August 28, 2020 acquisition date. Pro forma results of the acquired business have not been presented as the results were not considered material to our consolidated financial statements for any periods presented and would not have been material had the acquisition occurred at the beginning of fiscal 2020.

34 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results, and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the section entitled Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly periods ended May 1, 2021 (the “First Quarter Form 10-Q”) and July 31, 2021 (the “Second Quarter Form 10-Q”) and in our 2020 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading luxury retailer in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual extensions of our physical spaces. Our retail business is fully integrated across our multiple channels of distribution, consisting of our retail locations, websites and Source Books. As of October 30, 2021, we have an integrated RH Hospitality experience in 12 of our locations, which include Restaurants and Wine Bars.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 35

As of October 30, 2021, we operated the following number of Galleries, Outlets and Showrooms:

COUNT
RH
Design Galleries	26
Legacy Galleries	36
Modern Galleries	1
Baby & Child and TEEN Galleries	3
Total Galleries	66
Outlets	38
Waterworks Showrooms	14

The COVID-19 outbreak in the first quarter of fiscal 2020 caused disruption to our business operations beginning in the first quarter of fiscal 2020. The pandemic has continued since the initial outbreak and has included spikes and operating restrictions in various locations around the world, as well as new strains of the COVID-19 virus such as the “Delta” and other variants. In our initial response to the pandemic, we undertook immediate adjustments to our business operations including temporarily closing all of our retail locations and Restaurants, curtailing expenses, and delaying investments including scaling back some inventory orders while we assessed the status of our business. Our approach to the crisis evolved quickly as our business trends substantially improved since the second quarter of fiscal 2020 as a result of both the reopening of most of our retail locations and strong consumer demand for our products. Operational restrictions related to the pandemic affecting our retail locations and Restaurants continued to fluctuate through the second quarter of 2021 based upon changes in local conditions and regulations. All of our retail locations and Restaurants were open during the third quarter of fiscal 2021.

While our business strengthened during the period from the second quarter of fiscal 2020 and continuing into fiscal 2021, consumer spending patterns may shift away from spending on the home and home-related categories, such as home furnishings, as pandemic restrictions are lifted and consumers return to pre-COVID consumption trends, such as spending on travel and leisure, and other activities. In addition, various constraints in our supply chain, including port delays, have resulted in some delays in our ability to convert business demand into revenues at normal historical rates. We anticipate that the backlog of orders for merchandise from our vendors, coupled with business conditions related to the evolving nature of the pandemic, will continue to adversely affect the capacity of our vendors and supply chain to meet our merchandise demand levels during the remainder of fiscal 2021. It may take several quarters for inventory receipts and manufacturing to catch up to the increase in customer demand and, as a result, the exact timing cannot be accurately predicted due to ongoing uncertainty of the continuing impact of the pandemic on our global supply chain. In particular, business circumstances and operational conditions in numerous international locations where our vendors operate are subject to ongoing risks, and regions in which our vendors have production facilities, most notably Vietnam, have experienced various surges in outbreaks and, in some cases, facility closures and other restrictions related to the pandemic. As a result, the ongoing nature of the pandemic may continue to adversely affect our business operations in various jurisdictions, which could, in turn, have a negative impact on our vendors and supply chain, and therefore, our business.

Our decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. For more information, refer to the section entitled Risk Factors in our 2020 Form 10-K.

Key Value Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies and business initiatives:

36 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Brand Elevation. We are beginning to evolve the brand beyond curating and selling product, towards conceptualizing and selling spaces, by building an ecosystem of Products, Places, Services and Spaces designed to elevate and render our product more valuable while establishing the RH brand as a thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world.

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally regarding how we innovate, curate, and integrate all the dynamic aspects of our brand, and externally as we introduce our customers to The World of RH, a new digital portal presenting our Products, Places, Services and Spaces. This multi-year effort began internally last year with the reimagination of our Center of Innovation & Product Leadership, which will incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation.

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

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 37

Basis of Presentation and Results of Operations

Matters Affecting Comparability

The disruption to our business operations from the pandemic has had a significant impact on the comparability of year-over-year and sequential trends for our operating results for the three and nine months ended October 30, 2021, as compared to the three and nine months ended October 31, 2020. The initial negative impact to our revenues from closures occurred during the first half of fiscal 2020. Despite the reopening of most of our Galleries during the second and third quarters of fiscal 2020 and a strong resurgence in customer demand for our products, we have continued to address a range of business circumstances though the third quarter of fiscal 2021 related to the pandemic. The ongoing pandemic has resulted in disruptions to our supply chain, which continues to negatively impact our revenues and costs. These circumstances include delays in manufacturing and inventory receipts as our supply chain recovers from the impact of the global health crisis and responds to virus outbreaks and surges, including new strains such as the “Delta” variant, which has had a severe impact in certain jurisdictions, most notably Vietnam. We have also delayed the opening of certain new Gallery locations due to issues related to the pandemic, such as extensive travel restrictions that have been in place. Beginning in the second quarter of fiscal 2020, we resumed many investments and previously deferred expenditures, and our decisions regarding these matters will continue to evolve in response to changing business circumstances, including further developments with respect to the pandemic. Although we have experienced strong demand for our products since the second quarter of fiscal 2020, some of the demand may have been driven by consumers electing to spend more money on home-related purchases due to stay-at-home restrictions that were in place throughout many parts of the United States and Canada. The continued relaxation of COVID-19-related restrictions may trigger a shift in consumer spending patterns toward other categories, such as travel and leisure activities, and away from the purchase of merchandise related to the home, including home furnishings, of which could affect our results of operation in fiscal 2021. Additionally, resurgences of COVID-19 in various jurisdictions have had direct and indirect effects on our business and operations that have, and will continue to, affect the comparability of our results during fiscal 2021, including continued supply chain disruptions.

38 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Results of Operations

The following table sets forth our condensed consolidated statements of income and other financial and operating data:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Income:
Net revenues	$1,006,428	$844,013	$2,856,079	$2,036,190
Cost of goods sold	501,174	435,683	1,456,172	1,095,787
Gross profit	505,254	408,330	1,399,907	940,403
Selling, general and administrative expenses	232,715	297,109	690,492	657,161
Income from operations	272,539	111,221	709,415	283,242
Other expenses
Interest expense—net	13,223	15,656	40,112	54,703
Tradename impairment	—	—	—	20,459
(Gain) loss on extinguishment of debt	18,513	—	21,784	(152)
Total other expenses	31,736	15,656	61,896	75,010
Income before income taxes	240,803	95,565	647,519	208,232
Income tax expense	54,391	49,154	99,124	66,610
Income before equity method investments	186,412	46,411	548,395	141,622
Share of equity method investments losses	(2,313)	—	(6,894)	—
Net income	$184,099	$46,411	$541,501	$141,622
Other Financial and Operating Data:
Adjusted net income (1)	$208,601	$166,457	$602,476	$319,419
Adjusted EBITDA (2)	$310,663	$258,013	$829,291	$521,227
Capital expenditures	$71,636	$24,224	$153,774	$71,755
Landlord assets under construction—net of tenant allowances	6,999	21,987	50,351	44,921
Adjusted capital expenditures (3)	$78,635	$46,211	$204,125	$116,676
(1)	Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance. Adjusted net income is included in this filing because our senior leadership team believes that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to adjusted net income for the periods indicated below.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 39

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income	$184,099	$46,411	$541,501	$141,622
Adjustments pre-tax:
(Gain) loss on extinguishment of debt (a)	18,513	—	21,784	(152)
Non-cash compensation (b)	5,831	111,218	17,559	111,218
Amortization of debt discount (c)	4,023	7,369	15,869	29,607
Asset impairments and change in useful lives (d)	—	2,091	7,354	11,901
Recall accrual (e)	340	781	840	5,561
Reorganization related costs (f)	—	—	449	7,027
Tradename impairment (g)	—	—	—	20,459
Loss on sale leaseback transaction (h)	—	—	—	9,352
Subtotal adjusted items	28,707	121,459	63,855	194,973
Impact of income tax items (i)	(6,518)	(1,413)	(9,774)	(17,176)
Share of equity method investments losses (j)	2,313	—	6,894	—
Adjusted net income	$208,601	$166,457	$602,476	$319,419
(a)	The adjustment in each of the three and nine months ended October 30, 2021 represents a loss on extinguishment of debt for a portion of the 2023 Notes (defined below) and 2024 Notes (defined below) that were early converted at the option of the noteholders. The adjustment in the nine months ended October 31, 2020 represents a gain on extinguishment of debt upon the maturity and settlement of the 2020 Notes (defined below) in July 2020.
(b)	Represents the amortization of the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020.
(c)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $2.8 million and $1.1 million during the three months ended October 30, 2021 and October 31, 2020, respectively. Amounts are presented net of interest capitalized for capital projects of $8.4 million and $4.2 million during the nine months ended October 30, 2021 and October 31, 2020, respectively. The 2020 Notes matured on July 15, 2020 and did not impact amortization of debt discount post-maturity.
(d)	The adjustment in the nine months ended October 30, 2021 represents asset impairments. The adjustment includes the acceleration of depreciation expense due to a change in the estimated useful lives of certain assets of $1.3 million and $3.9 million for the three and nine months ended October 31, 2020, respectively. The adjustment in the three months ended October 31, 2020 also includes asset impairments of $0.8 million and the adjustment in the nine months ended October 31, 2020 also includes asset impairments of $5.6 million and inventory reserves of $2.4 million related to Outlet inventory resulting from retail closures in response to the pandemic.

40 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

(e)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments. The recall adjustments had the following effect on our income before taxes:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020

	(in thousands)
Decrease to net revenues	$—	$781	$—	$1,187
Increase to cost of goods sold	—	—	—	4,374
Decrease to gross profit	—	781	—	5,561
Increase to selling, general and administrative expenses	340	—	840	—
Decrease to income before income taxes	$340	$781	$840	$5,561
(f)	Represents severance costs and related payroll taxes associated with reorganizations.
(g)	Represents tradename impairment related to the Waterworks reporting unit. Refer to “Waterworks Tradename Impairment” within Note 4—Goodwill, Tradenames, Trademarks and Other Intangible Assets in our condensed consolidated financial statements.
(h)	Represents the loss on a sale leaseback transaction related to our previously owned Design Galleries.
(i)	The adjustment for the three and nine months ended October 30, 2021 is based on an adjusted tax rate of 22.6% and 15.3%, respectively, which excludes the tax impact associated with our share of equity method investments losses. The adjustment for the three months ended October 31, 2020 is based on an adjusted tax rate of 23.3%, which excludes the tax impact associated with the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020. The adjustment for the nine months ended October 31, 2020 is based on an adjusted tax rate of 20.8%, which excludes the tax impact associated with the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020 and the Waterworks reporting unit tradename impairment recorded in the first quarter of fiscal 2020.
(j)	Represents our proportionate share of the losses of our equity method investments. Refer to Note 5—Equity Method Investments in our condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 41

(2)	EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense—net and income tax expense (benefit). Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, certain non-recurring, and other items that we do not consider representative of our underlying operating performance. EBITDA and Adjusted EBITDA are included in this filing because our senior leadership team believes that these metrics provide meaningful supplemental information for investors regarding the performance of our business and facilitate a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions for other companies due to different methods of calculation. The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods indicated below.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020
Net income	$184,099	$46,411	$541,501	$141,622
Depreciation and amortization	24,819	26,476	71,375	76,688
Interest expense—net	13,223	15,656	40,112	54,703
Income tax expense	54,391	49,154	99,124	66,610
EBITDA	276,532	137,697	752,112	339,623
Non-cash compensation (a)	11,995	118,783	37,426	131,472
(Gain) loss on extinguishment of debt (b)	18,513	—	21,784	(152)
Asset impairments (b)	—	752	7,354	7,885
Share of equity method investments losses (b)	2,313	—	6,894	—
Capitalized cloud computing amortization (c)	970	—	2,432	—
Recall accrual (b)	340	781	840	5,561
Reorganization related costs (b)	—	—	449	7,027
Loss on sale leaseback transaction (b)	—	—	—	9,352
Tradename impairment (b)	—	—	—	20,459
Adjusted EBITDA	$310,663	$258,013	$829,291	$521,227
(a)	Represents non-cash compensation related to equity awards granted to employees, including the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020.
(b)	Refer to the reconciliation of net income to adjusted net income table above and the related footnotes for additional information.
(c)	Represents amortization associated with capitalized cloud computing costs.
(3)	We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

42 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	NINE MONTHS ENDED
	OCTOBER 30,		OCTOBER 31,
	2021		2020
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE (1)	COUNT	FOOTAGE (1)
		(in thousands)		(in thousands)
Beginning of period	82	1,162	83	1,111
RH Design Galleries:
Dallas Design Gallery	1	38.0	—	—
Marin Design Gallery	—	—	1	32.9
Charlotte Design Gallery	—	—	1	32.4
Oak Brook Design Gallery	1	37.7	—	—
RH Modern Galleries:
Dallas RH Modern Gallery	(1)	(3.9)	—	—
RH Baby & Child and TEEN Galleries:
Santa Monica Baby & Child and TEEN Gallery	(1)	(7.3)	—	—
RH Legacy Galleries:
Tysons legacy Gallery (relocation)	—	8.5	—	—
Dallas legacy Gallery	(1)	(8.4)	—	—
Oak Brook legacy Gallery	(1)	(10.0)	—	—
Raleigh legacy Gallery	—	—	1	4.4
Charlotte legacy Gallery	—	—	(1)	(7.0)
Corte Madera legacy Gallery	—	—	(1)	(7.0)
Westport legacy Gallery	—	—	(1)	(6.5)
Waterworks Showrooms:
New York 59th Street Showroom	—	—	(1)	(1.4)
End of period	80	1,217	82	1,159
Total leased square footage at end of period (2)		1,624		1,558
Weighted-average leased square footage (3)		1,583		1,528
Weighted-average leased selling square footage (3)		1,180		1,135
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops. Leased selling square footage includes approximately 4,800 square feet as of both October 30, 2021 and October 31, 2020 related to one owned retail location.
(2)	Total leased square footage includes approximately 5,400 square feet as of both October 30, 2021 and October 31, 2020 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 43

The following table sets forth our condensed consolidated statements of income as a percentage of total net revenues.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,	OCTOBER 30,	OCTOBER 31,
	2021	2020	2021	2020
Condensed Consolidated Statements of Income:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.8	51.6	51.0	53.8
Gross profit	50.2	48.4	49.0	46.2
Selling, general and administrative expenses	23.1	35.2	24.2	32.3
Income from operations	27.1	13.2	24.8	13.9
Other expenses
Interest expense—net	1.4	1.9	1.3	2.7
Tradename impairment	—	—	—	1.0
(Gain) loss on extinguishment of debt	1.8	—	0.8	—
Total other expenses	3.2	1.9	2.1	3.7
Income before income taxes	23.9	11.3	22.7	10.2
Income tax expense	5.4	5.8	3.5	3.2
Income before equity method investments	18.5	5.5	19.2	7.0
Share of equity method investments losses	(0.2)	—	(0.2)	—
Net income	18.3%	5.5%	19.0%	7.0%

Three Months Ended October 30, 2021 Compared to Three Months Ended October 31, 2020

	THREE MONTHS ENDED
	OCTOBER 30,			OCTOBER 31,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$964,859	$41,569	$1,006,428	$812,782	$31,231	$844,013
Cost of goods sold	480,496	20,678	501,174	418,093	17,590	435,683
Gross profit	484,363	20,891	505,254	394,689	13,641	408,330
Selling, general and administrative expenses	214,103	18,612	232,715	285,676	11,433	297,109
Income from operations	$270,260	$2,279	$272,539	$109,013	$2,208	$111,221

Net revenues

Consolidated net revenues increased $162.4 million, or 19.2%, to $1.0 billion in the three months ended October 30, 2021 compared to $844.0 million in the three months ended October 31, 2020.

RH Segment net revenues

RH Segment net revenues increased $152.1 million, or 18.7%, to $964.9 million in the three months ended October 30, 2021 compared to $812.8 million in the three months ended October 31, 2020. The below discussion highlights several significant factors that resulted in an increase in RH Segment net revenues, which are listed in order of magnitude.

44 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The increase in RH Segment net revenues for the three months ended October 30, 2021 was driven primarily by continued strong customer demand for our products, aided by elements of our supply chain beginning to catch up with customer demand.

Outlet sales increased $14.4 million to $77.2 million in the three months ended October 30, 2021 compared to $62.8 million in the three months ended October 31, 2020. Additionally, RH Segment net revenues increased in our RH Hospitality business compared to the three months ended October 31, 2020 due to reduced operational restrictions in the third quarter of fiscal 2021 and new Restaurant openings in fiscal 2021.

Waterworks net revenues

Waterworks net revenues increased $10.3 million, or 33.1%, to $41.6 million in the three months ended October 30, 2021 compared to $31.2 million in the three months ended October 31, 2020 due to an increase in demand related to resumed construction activity and significant residential investments by high-end homeowners. Waterworks net revenues for the three months ended October 31, 2020 was negatively impacted by construction delays, as well as temporary showroom closures, in response to the pandemic.

Gross profit

Consolidated gross profit increased $96.9 million, or 23.7%, to $505.3 million in the three months ended October 30, 2021 compared to $408.3 million in the three months ended October 31, 2020. As a percentage of net revenues, consolidated gross margin increased 180 basis points to 50.2% of net revenues in the three months ended October 30, 2021 from 48.4% of net revenues in the three months ended October 31, 2020.

RH Segment gross profit

RH Segment gross profit increased $89.7 million, or 22.7%, to $484.4 million in the three months ended October 30, 2021 from $394.7 million in the three months ended October 31, 2020. As a percentage of net revenues, RH Segment gross margin increased 160 basis points to 50.2% of net revenues in the three months ended October 30, 2021 from 48.6% of net revenues in the three months ended October 31, 2020. The increase in gross margin was primarily driven by higher product margins in the Core business in the three months ended October 30, 2021.

Waterworks gross profit

Waterworks gross profit increased $7.3 million, or 53.1%, to $20.9 million in the three months ended October 30, 2021 from $13.6 million in the three months ended October 31, 2020. As a percentage of net revenues, Waterworks gross margin increased 660 basis points to 50.3% of net revenues in the three months ended October 30, 2021 from 43.7% of net revenues in the three months ended October 31, 2020 primarily driven by higher revenues, favorable changes in product mix, and leverage in Waterworks occupancy costs, offset by an increase in shipping costs related to customer deliveries.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $64.4 million, or 21.7%, to $232.7 million in the three months ended October 30, 2021 compared to $297.1 million in the three months ended October 31, 2020.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $71.6 million, or 25.1%, to $214.1 million in the three months ended October 30, 2021 compared $285.7 million in the three months ended October 31, 2020.

RH Segment selling, general and administrative expenses for the three months ended October 30, 2021 include amortization of the non-cash compensation of $5.8 million related to a fully vested option grant made to Mr. Friedman in October 2020. RH Segment selling, general and administrative expenses for the three months ended October 31, 2020 includes a non-cash compensation charge of $111.2 million due to a fully vested option grant made to Mr. Friedman in October 2020, $1.3 million due to accelerated asset depreciation and $0.8 million due to asset impairments.

Excluding the adjustments mentioned above, RH Segment selling, general and administrative expenses would have been 21.6% and 21.2% of net revenues for the three months ended October 30, 2021 and October 31, 2020, respectively. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increases in travel-related expenses and preopening costs associated with Gallery openings, partially offset by leverage in compensation and advertising costs.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 45

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $7.2 million, or 62.8%, to $18.6 million in the three months ended October 30, 2021 compared to $11.4 million in the three months ended October 31, 2020. Waterworks selling, general and administrative expenses increased to 44.8% from 36.6% of net revenues for the three months ended October 30, 2021 and October 31, 2020, respectively, primarily due to compensation related charges.

Interest expense—net

Interest expense—net decreased $2.4 million to $13.2 million for the three months ended October 30, 2021 compared to $15.7 million for the three months ended October 31, 2020. Interest expense—net consisted of the following:

	THREE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,
	2021	2020

	(in thousands)
Amortization of convertible senior notes debt discount	$6,775	$8,432
Finance lease interest expense	6,711	6,158
Term loan interest expense	1,935	—
Amortization of debt issuance costs and deferred financing fees	692	717
Other interest expense	469	441
Promissory notes	286	1,128
Asset based credit facility	—	112
Capitalized interest for capital projects	(3,073)	(1,109)
Interest income	(572)	(223)
Total interest expense—net	$13,223	$15,656

(Gain) loss on extinguishment of debt

During the three months ended October 30, 2021 we recognized a loss on extinguishment of debt for a portion of the 2023 Notes and 2024 Notes that were early converted at the option of the noteholders of $18.5 million (See Note 9—Convertible Senior Notes). We did not incur any gain or loss on extinguishment of debt in the three months ended October 31, 2020.

Income tax expense

Income tax expense was $54.4 million and $49.2 million in the three months ended October 30, 2021 and October 31, 2020, respectively. Our effective tax rate was 22.8% and 51.4% for the three months ended October 30, 2021 and October 31, 2020, respectively. The decrease in our effective tax rate is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in the three months ended October 30, 2021 as compared to the three months ended October 31, 2020 and non-deductible stock-based compensation related to a fully vested option grant made to Mr. Friedman in October 2020 in the three months ended October 31, 2020.

46 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $2.3 million loss during the three months ended October 30, 2021.

Nine Months Ended October 30, 2021 Compared to Nine Months Ended October 31, 2020

	NINE MONTHS ENDED
	OCTOBER 30,			OCTOBER 31,
	2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$2,732,300	$123,779	$2,856,079	$1,949,126	$87,064	$2,036,190
Cost of goods sold	1,394,317	61,855	1,456,172	1,046,194	49,593	1,095,787
Gross profit	1,337,983	61,924	1,399,907	902,932	37,471	940,403
Selling, general and administrative expenses	642,002	48,490	690,492	620,438	36,723	657,161
Income (loss) from operations	$695,981	$13,434	$709,415	$282,494	$748	$283,242

Net revenues

Consolidated net revenues increased $819.9 million, or 40.3%, to $2.9 billion in the nine months ended October 30, 2021 compared to $2.0 billion in the nine months ended October 31, 2020.

RH Segment net revenues

RH Segment net revenues increased $783.2 million, or 40.2%, to $2.7 billion in the nine months ended October 30, 2021 compared to $1.9 billion in the nine months ended October 31, 2020. The below discussion highlights several significant factors that resulted in an increase in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the nine months ended October 31, 2020 was negatively impacted by Gallery closures and macroeconomic conditions resulting from the COVID-19 pandemic. RH Segment net revenues for the nine months ended October 30, 2021 increased due to strong customer demand for our products, aided by elements of our supply chain beginning to catch up with customer demand.

Outlet sales increased $81.2 million to $207.8 million in the nine months ended October 30, 2021 compared to $126.6 million in the nine months ended October 31, 2020 due to pandemic-related retail closures in the first half of fiscal 2020. Additionally, RH Segment net revenues increased in our RH Hospitality business compared to the nine month ended October 31, 2020 due to reduced COVID-19 operational restrictions in the third quarter of fiscal 2021 and new Restaurant openings in fiscal 2021.

Waterworks net revenues

Waterworks net revenues increased $36.7 million, or 42.2%, to $123.8 million in the nine months ended October 30, 2021 compared to $87.1 million in the nine months ended October 31, 2020 due to an increase in demand related to resumed construction activity and significant residential investments by high-end homeowners.

Gross profit

Consolidated gross profit increased $459.5 million, or 48.9%, to $1.4 billion in the nine months ended October 30, 2021 from $940.4 million in the nine months ended October 31, 2020. As a percentage of net revenues, consolidated gross margin increased 280 basis points to 49.0% of net revenues in the nine months ended October 30, 2021 from 46.2% of net revenues in the nine months ended October 31, 2020.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 47

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

Excluding the adjustments mentioned above, consolidated gross margin would have increased 250 basis points to 49.0% of net revenues in the nine months ended October 30, 2021 from 46.5% of net revenues in the nine months ended October 31, 2020.

RH Segment gross profit

RH Segment gross profit increased $435.1 million, or 48.2%, to $1.3 billion in the nine months ended October 30, 2021 from $902.9 million in the nine months ended October 31, 2020. As a percentage of net revenues, RH Segment gross margin increased 270 basis points to 49.0% of net revenues in the nine months ended October 30, 2021 from 46.3% of net revenues in the nine months ended October 31, 2020.

Excluding the adjustments mentioned above, RH Segment gross margin would have increased 230 basis points to 49.0% of net revenues in the nine months ended October 30, 2021 from 46.7% of net revenues in the nine months ended October 31, 2020. The increase in gross margin was primarily driven by higher product margins in the Core and Outlet businesses and leverage in our RH Segment occupancy costs in the nine months ended October 30, 2021.

Waterworks gross profit

Waterworks gross profit increased $24.5 million, or 65.3%, to $61.9 million in the nine months ended October 30, 2021 from $37.5 million in the nine months ended October 31, 2020. As a percentage of net revenues, Waterworks gross margin increased 700 basis points to 50.0% of net revenues in the nine months ended October 30, 2021 from 43.0% of net revenues in the nine months ended October 31, 2020 primarily driven by higher revenues, favorable changes in product mix, and leverage in Waterworks occupancy costs, offset by an increase in shipping costs related to customer deliveries.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $33.3 million, or 5.1%, to $690.5 million in the nine months ended October 30, 2021 compared to $657.2 million in the nine months ended October 31, 2020.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $21.6 million, or 3.5%, to $642.0 million in the nine months ended October 30, 2021 compared to $620.4 million in the nine months ended October 31, 2020.

RH Segment selling, general and administrative expenses for the nine months ended October 30, 2021 include amortization of non-cash compensation of $17.6 million related to a fully vested option grant made to Mr. Friedman in October 2020, $7.4 million related to asset impairments and $0.4 million related to severance costs and related payroll taxes associated with reorganizations.

RH Segment selling, general and administrative expenses for the nine months ended October 31, 2020 includes a non-cash compensation charge of $111.2 million due to a fully vested option grant made to Mr. Friedman in October 2020, a loss of $9.4 million related to a sale leaseback transaction, $7.0 million related to severance costs and related payroll taxes associated with the termination of associates and a reorganization undertaken in response to the impact of retail closures on our business, $5.6 million related to asset impairments and $3.9 million due to accelerated asset depreciation.

Excluding adjustments mentioned above, RH Segment selling, general and administrative expenses would have been 23.5% and 24.9% of net revenues for the nine months ended October 30, 2021 and October 31, 2020, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by reduction in costs and leverage in advertising costs due to our decision to not mail the Spring 2021 Source Books, leverage in employment and employment-related costs, as well as leverage in our corporate occupancy expenses, partially offset by increased travel-related costs.

48 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $11.8 million, or 32.0%, to $48.5 million in the nine months ended October 30, 2021 compared to $36.7 million in the nine months ended October 31, 2020.

Waterworks selling, general and administrative expenses for the nine months ended October 30, 2021 include $0.8 million related to product recalls and for the nine months ended October 31, 2020 include $1.6 million related to asset impairments.

Excluding the product recall and asset impairment adjustments mentioned above, Waterworks selling, general and administrative expenses would have been 38.5% and 40.4% of net revenues for the nine months ended October 30, 2021 and October 31, 2020.

Interest expense—net

Interest expense—net decreased $14.6 million to $40.1 million for the nine months ended October 30, 2021 compared to $54.7 million for the nine months ended October 31, 2020. Interest expense—net consisted of the following:

	NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,
	2021	2020

	(in thousands)
Amortization of convertible senior notes debt discount	$24,236	$33,810
Finance lease interest expense	19,468	17,887
Amortization of debt issuance costs and deferred financing fees	2,234	2,712
Term loan interest expense	1,935	—
Other interest expense	1,406	1,320
Promissory notes	1,063	3,654
Asset based credit facility	—	344
Capitalized interest for capital projects	(8,922)	(4,421)
Interest income	(1,308)	(603)
Total interest expense—net	$40,112	$54,703

(Gain) loss on extinguishment of debt

During the nine months ended October 30, 2021 we recognized a loss on extinguishment of debt for a portion of the 2023 Notes and 2024 Notes that were early converted at the option of the noteholders of $21.8 million. During the nine months ended October 31, 2020, we recognized a $0.2 million gain on extinguishment of debt related to the maturity and settlement of the 2020 Notes in July 2020.

Income tax expense

Income tax expense was $99.1 million and $66.6 million in the nine months ended October 30, 2021 and October 31, 2020, respectively. Our effective tax rate was 15.5% and 32.0% for the nine months ended October 30, 2021 and October 31, 2020, respectively. The decrease in our effective tax rate is primarily due to higher discrete tax benefits related to net excess tax windfalls from stock-based compensation in the nine months ended October 30, 2021 as compared to the nine months ended October 31, 2020 and non-deductible stock-based compensation related to a fully vested option grant made to Mr. Friedman in October 2020 in the nine months ended October 31, 2020.

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $6.9 million loss during the nine months ended October 30, 2021.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 49

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement. In fiscal 2021, we entered into the ABL Credit Agreement, which amended and extended our asset based credit facility, and issued the Term Loan in the amount of $2,000 million pursuant to the Term Loan Credit Agreement. The issuance of the Term Loan was assigned a Ba2 rating from Moody’s Investors Service and BB rating from S&P Global. Refer to Note 10—Credit Facilities.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table (in millions):

	OCTOBER 30,	JANUARY 30,
	2021	2021
Asset based credit facility	$—	$—
Term loan (a)	2,000	—
Equipment promissory notes (a)	21	38
Convertible senior notes due 2023 (a)	116	288
Convertible senior notes due 2024 (a)	240	284
Notes payable for share repurchases	1	1
Total debt	$2,378	$611
Cash and cash equivalents	(2,199)	(100)
Total net debt	$179	$511
Availability under the asset based credit facility—net (b)	$354	$272
(a)	Amounts exclude discounts upon original issuance and third party offering and debt issuance costs.
(b)	As of October 30, 2021 and January 30, 2021, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $20 million and $15 million in outstanding letters of credit, respectively.

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, store rent, capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. We continuously evaluate our capital allocation strategy and may engage in future investments in connection with existing or new share repurchase programs (refer to “Share Repurchase Programs” below), which may include investments in derivatives or other equity linked instruments. We have in the past been, and continue to be, opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Capital raised from debt financings has enabled us to pursue various investments. Financing that we arrange through the sale of equity linked instruments, such as our convertible notes financings, may lead to substantial dilution to our investors if the price of our common stock continues to exceed the upper strike exercise price of the warrants in connection with our bond hedge transactions. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

50 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Credit Facilities and Debt Arrangements

We amended and restated our asset based credit facility in July 2021, which has an initial availability of up to $600 million, of which $10 million is available to Restoration Hardware Canada, Inc., and includes a $300 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $900 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The ABL Credit Agreement provides that the $300 million accordion, or a portion thereof, may be added as a first-in, last-out term loan facility if and to the extent the lenders revise their credit commitments for such facility. The ABL Credit Agreement further provides the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH if certain conditions set out in the asset based credit facility are met. The maturity date of the asset based credit facility is July 29, 2026.

We entered into a term loan credit agreement in October 2021. The Term Loan Credit Agreement provides for a Term Loan in an aggregate principal amount of $2,000 million and the maturity date of the Term Loan Credit Agreement is October 20, 2028.

We had $411 million remaining in aggregate principal amount of convertible notes outstanding as of October 30, 2021, comprised of $128 million of 2023 Notes and $283 million of 2024 Notes. Due to early conversions at the option of the noteholders, $54 million of the 2023 Notes and $57 million of the 2024 Notes were recorded within current liabilities on our condensed consolidated financial statements as of October 30, 2021. Absent further early conversion elections, the remaining 2023 Notes have a scheduled maturity in June 2023 and the remaining 2024 Notes have a scheduled maturity in September 2024. We anticipate having ample cash available in order to repay the principal amount of our convertible notes in cash with respect to any convertible notes for which the holder elects early conversion of such convertible notes, as well as upon maturity in June 2023 and September 2024, in each case in order to minimize dilution. Based upon the strength in our common stock price, we expect that holders of the convertible notes may continue to elect early conversion of such notes in advanced of the schedule maturity dates. While we purchased convertible note hedges and sold warrants with respect to each convertible note transaction, which are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until our common stock is above approximately $338.24 per share and from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share, our shareholders may still experience dilution to the extent our common stock trades above such levels at the time of the maturity of the warrants with respect to the bond hedge and warrant transactions.

We believe our capital structure provides us with substantial optionality regarding our capital allocation. We continue to closely manage our business and our investments while considering both the overall economic environment as well as the needs of our operations. In addition, our near term decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. We believe our existing cash balances and operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

While we do not require additional debt to fund our operations, our goal continues to be in a position to take advantage of the many opportunities that we identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including through the strategic sale of existing assets, utilization of our credit facilities, entry into various credit agreements and other new debt financing arrangements that present attractive terms. We expect to continue to use additional sources of debt financing in future periods as a source of additional capital to fund our various investments. In addition to funding the normal operations of our business, we have used our liquidity to fund significant investments and strategies such as our share repurchase programs, various acquisitions, and growth initiatives, including through joint ventures and real estate investments.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 51

To the extent we choose to secure additional sources of liquidity through incremental debt financing, there can be no assurances that we will be able to raise such financing on favorable terms, if at all, or that future financing requirements would not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. Any adverse developments in the U.S. or global credit markets as a result of the pandemic or any other reason could affect our ability to manage our debt obligations and our ability to access future debt. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash, whether upon stated maturity, early conversion or otherwise of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. We anticipate our adjusted capital expenditures to be $250 million to $300 million in fiscal 2021, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. During the nine months ended October 30, 2021, adjusted capital expenditures were $204 million, net of cash received related to landlord tenant allowances of $13 million. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our investments in various business initiatives, including our capital expenditures, over the remainder of fiscal 2021 and beyond.

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. Other lease arrangements for our new Design Galleries may require the landlord to fund a portion of the construction related costs directly to third parties, rather than through traditional construction allowances and accordingly, under these arrangements we do not expect to receive contributions directly from our landlords related to the building of our Design Galleries. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we may explore other models for our real estate, which could include longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings. These approaches might require different levels of capital investment on our part than a traditional store lease with a landlord. We also believe there is an opportunity to transition some portion of our real estate strategy from a leasing model to a development model, where we potentially buy and develop our Design Galleries with the objective of (i) recouping a majority of the investment through a sale-leaseback arrangement and (ii) resulting in lower capital investment and lower rent. For example, in fiscal 2019 we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $24 million and in fiscal 2020 we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $26 million, both of which qualified for sale-leaseback accounting. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurance that we will be successful in securing additional funding on attractive terms or at all. In addition, our capital needs and uses of capital may change in the future due to changes in our business or new opportunities that we may pursue.

52 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

In addition, we continue to address the effects of the pandemic on our business with respect to real estate development and the introduction of new Galleries in both the U.S. and internationally. A range of factors involved in the development of new Galleries and RH Hospitality may continue to be affected by the pandemic, including delays in construction as well as permitting and other necessary governmental actions. In addition, the scope and cadence of investments by third parties, including landlords and other real estate counterparties, may be adversely affected by the health crisis. Actions taken by international as well as federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the pandemic, may require changes to our real estate strategy and related capital expenditure and financing plans. In addition, we may continue to be required to make lease payments in whole or in part for our Galleries, Outlets and Restaurants that were temporarily closed or are required to close in the future in the event of resurgences in COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from the pandemic, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$533,682	$347,263
Net cash used in investing activities	(158,590)	(67,301)
Net cash provided by (used in) financing activities	1,721,514	(230,826)
Net increase in cash and cash equivalents and restricted cash equivalents	2,096,640	49,126
Cash and cash equivalents and restricted cash equivalents at end of period	2,203,711	96,784

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, amortization of debt discount and the effect of changes in working capital and other activities.

For the nine months ended October 30, 2021, net cash provided by operating activities was $533.7 million and consisted of net income of $541.5 million and an increase in non-cash items of $198.2 million, partially offset by a change in working capital and other activities of $206.0 million. The source of cash from working capital was primarily driven by an increase in deferred revenue and customer deposits of $104.4 million primarily due to strong consumer demand for our products. This source of cash from working capital was partially offset by uses of cash driven by an increase in merchandise inventory of $89.2 million, a decrease in operating lease liabilities of $59.2 million primarily due to payments made under the related lease agreements, an increase in landlord assets under construction of $50.4 million, an increase in prepaid expenses and other assets of $39.2 million, and a decrease in other current liabilities of $28.1 million.

For the nine months ended October 31, 2020, net cash provided by operating activities was $347.3 million and consisted of net income of $141.6 million and non-cash items of $266.3 million, partially offset by cash used for working capital and other activities of $60.7 million. Working capital and other activities consisted primarily of an increase in merchandise inventory of $57.8 million, an increase in prepaid expenses and other assets of $47.3 million, an increase in landlord assets under construction of $44.9 million, a decrease in operating lease liabilities of $36.8 million primarily due to payments made under the related lease agreements, and a decrease in other non-current obligations of $20.8 million. These uses of cash from working capital were partially offset by increases in deferred revenue and customer deposits of $111.4 million primarily due to strong consumer demand for our products during the second and third quarters of fiscal 2020.

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 53

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the nine months ended October 30, 2021, net cash used in investing activities was $158.6 million and was comprised of investments in retail stores, information technology and systems infrastructure of $153.8 million and additional funding of our equity method investments of $4.8 million.

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

For the nine months ended October 30, 2021, net cash provided by financing activities was $1.7 billion, primarily due to the issuance of the Term Loan in October 2021 in the amount of $2,000 million pursuant to the Term Loan Credit Agreement. This source of cash was offset by uses of cash, partially due to the repayment of $274.2 million of the 2023 Notes and 2024 Notes in the nine months ended October 30, 2021 as a result of early conversion at the option of the noteholders, of which $235.1 million is presented as repayments of convertible senior notes within cash from financing activities and $39.1 million is reflected as cash paid attributable to accretion of debt discount upon settlement of debt within cash from operating activities. In addition, we incurred $22.7 million of debt issuance costs related to the Term Loan Credit Agreement and $3.7 million of debt issuance costs related to the ABL Credit Agreement, as well as made repayments of $17.2 million on our equipment notes and $10.5 million of principal payments under finance lease agreements. Equity related transactions provided $10.7 million due to $30.1 million of proceeds from exercise of employee stock options, partially offset by $19.4 million of cash paid for employee taxes related to net settlement of equity awards.

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

54 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Free Cash Flow

A reconciliation of our net cash provided by operating activities to free cash flow is as follows:

	NINE MONTHS ENDED
	OCTOBER 30,	OCTOBER 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$533,682	$347,263
Capital expenditures	(153,774)	(71,755)
Free cash flow (a)	$379,908	$275,508
(a)	Free cash flow is net cash provided by operating activities less capital expenditures. Free cash flow for the nine months ended October 30, 2021 and October 31, 2020 includes the effect of $39.1 million and $84.0 million, respectively, relating to the portion of repayments of convertible senior notes attributable to debt discount upon settlement (such portion of the debt settlement reduces net cash provided by operating activities in the reported period).

Free cash flow is a non-GAAP financial measure and is included in this filing because we believe that this measure provides useful information to our senior leadership team and investors in understanding the strength of our liquidity, available cash and our ability to generate additional cash from our business operations. Free cash flow should not be considered in isolation or as an alternative to cash flows from operations calculated in accordance with GAAP, and should be considered alongside our other liquidity performance measures that are calculated in accordance with GAAP, such as net cash provided by operating activities and our other GAAP financial results. Additionally, our definition of free cash flow is not necessarily representative of residual cash flows from the business since free cash flow as reported is reduced by certain cash payments made in settlement of our convertible debt upon conversion or maturity, as well as other obligations or payments made for business acquisitions. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results for the purpose of analyzing changes in our underlying business from quarter to quarter. Our measure of free cash flow is not necessarily comparable to other similarly titled measures for other companies due to different methods of calculation.

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

Term Loan

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our Term Loan.

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

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 55

$950 Million Share Repurchase Program

In 2018, our Board of Directors authorized the 950 Million Repurchase Program through open market purchases, privately negotiated transactions or other means, including through Rule 10b-18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as the acquisition of other equity linked instruments, accelerated share repurchases including through privately-negotiated arrangements in which a portion of the 950 Million Repurchase Program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. We completed $250.0 million in share repurchases in fiscal 2018 under the 950 Million Repurchase Program. In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million under the 950 Million Repurchase Program. We did not make any repurchases under the 950 Million Repurchase Program during either the three or nine months ended October 30, 2021 or October 31, 2020. The total current authorized size of this share repurchase program is up to $950 million, of which $450 million remained available as of October 30, 2021 for future share investments.

Contractual Obligations

As of October 30, 2021, there were no material changes to our contractual obligations described within Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in the 2020 Form 10-K other than lease agreements entered into in the normal course of business (refer to Note 8—Leases).

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of October 30, 2021.

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

56 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

We are subject to interest rate risk in connection with borrowings under the ABL Credit Agreement and the Term Loan Credit Agreement, in each case bearing interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of October 30, 2021, we had no outstanding borrowings under the revolving line of credit and $2,000 million outstanding under the Term Loan Credit Agreement. The ABL Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the ABL Credit Agreement as of October 30, 2021 was $333.7 million, net of $19.9 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit and the Term Loan during the three months ended October 30, 2021, and to the extent that borrowings were outstanding under any facility, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

A number of our current debt agreements, including the ABL Credit Agreement and the Term Loan Credit Agreement, have an interest rate tied to LIBOR, which is expected to be discontinued after 2021. A number of alternatives to LIBOR have been proposed or are being developed, but it is not clear which, if any, will be adopted. Any of these alternative methods may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

As of October 30, 2021, we had $128 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of October 30, 2021, we had $283 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

PART I. FINANCIAL INFORMATION	2021 THIRD QUARTER FORM 10-Q | 57

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

58 | 2021 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the sections entitled Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (“2020 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarterly periods ended May 1, 2021 (“First Quarter Form 10-Q”) and July 31, 2021 (“Second Quarter Form 10-Q”). There have been no material changes to the risk factors disclosed in our 2020 Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q, other than as described below.

The risks described in our 2020 Form 10-K, in our First Quarter Form 10-Q and in our Second Quarter Form 10-Q are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing and sources of capital on reasonable terms. We have elected to raise substantial amounts of capital through debt which exposes our business to risks related to obligations of indebtedness including the terms and conditions of debt financing and the need to manage our financial resources in order to repay such debt in accordance with its terms.

We have historically relied on the availability of debt financing as one primary source of capital in order to fund our operations, including borrowings under our revolving line of credit under our ABL Credit Agreement. We have also incurred indebtedness to finance other strategic initiatives, including our share repurchase programs, and we may continue to incur indebtedness to support such initiatives in future time periods.

PART II. OTHER INFORMATION	2021 THIRD QUARTER FORM 10-Q | 59

We completed convertible debt financings in fiscal 2014 ($350 million), fiscal 2015 ($300 million), fiscal 2018 ($335 million) and fiscal 2019 ($350 million) for an aggregate principal amount of $1,335 million. We have completed repayment of the first two of these convertible notes financings in connection with their final maturity in an aggregate principal amount of $650 million. In addition, holders of a substantial portion of the remaining two series of convertible notes have elected to exercise the early conversion option applicable with respect to these convertible notes. We had $411 million remaining in aggregate principal amount of these remaining two series of convertible notes outstanding as of October 30, 2021. Based upon the strength in our common stock price, we expect that holders of these remaining two series of convertible notes may continue to elect early conversion of such notes in advanced of the scheduled maturity dates.

On October 20, 2021, RHI entered into a Term Loan Credit Agreement with respect to an initial term loan in an aggregate principal amount equal to $2,000 million with a maturity date of October 20, 2028. Our existing indebtedness and any other indebtedness we may incur in the future could have significant consequences on our future operations and financial results, including:

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

Our ABL Credit Agreement and Term Loan Credit Agreement contain various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates. These restrictive covenants may limit the amount of borrowings available to us under our ABL Credit Agreement and our operational and financial flexibility. We may face financial and contractual consequences to the extent we are not able to maintain our compliance with such covenants, which could have a materially adverse effect on our business, financial condition and results of operations.

We will have significant capital requirements for the operation of our business in the near term if we are to continue to pursue all of our current business initiatives. We have substantial capital requirements related to investments in our business, our real estate strategy, our international expansion, the development of new businesses and our significant number of concurrent initiatives. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2020, our adjusted capital expenditures were $181 million, inclusive of cash received related to landlord tenant allowances of $17 million. The exact scope of our capital plans in future fiscal years, including fiscal 2022, will depend on a variety of factors including the level of gross capital expenditures that we undertake in our business, the amount of any proceeds from the sale of assets, including sales of real estate, and the way that our business performs. We may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities.

60 | 2021 THIRD QUARTER FORM 10-Q	PART II. OTHER INFORMATION

Our current real estate strategy involves opening Design Galleries in select major metropolitan markets, developing new RH prototype Design Galleries and Galleries tailored to secondary markets, and opening indigenous Bespoke Galleries in the second home markets, as well as pursuing category extensions of our brand and exploring new business areas. Although we principally relied upon leases with landlords for most of our Gallery locations historically, in recent years we have begun to pursue a real estate development model strategy for some of our new Gallery developments in which we invest in the ownership of real estate or take on greater risk with respect to the cost of development of the new Gallery. Upon completion of the development of a new Gallery, we may sell the property to a third party such as we did in fiscal 2019 through the sale-leaseback transaction for the Yountville Design Gallery and in July 2020 through the sale-leaseback transaction for the Minneapolis Design Gallery. The real estate development model may require us to pursue additional capital expenditures beyond what is required under a traditional leasing model. While we may be able to recoup substantial amounts of capital and may also achieve gains on our capital investments if we are successful with this model and are able to sell the real estate interests on favorable terms to a real estate investor in a sale-leaseback transaction, we will be assuming greater risks with this model. At the same time, we may not recoup our costs in such transactions as we will incur substantial real estate development risk in the construction of Galleries under this model and as a result could incur losses from such efforts.

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

We take an opportunistic approach to both sources and uses of capital in our business and our allocation of capital in connection with our business may be driven by the chance to achieve favorable returns on using debt financings in order to fund our capital investments. We may elect to incur additional debt to fund future capital investments including our share repurchase programs. We can provide no assurance of the exact financial and operational impact of previous or future investments in our share repurchase programs on our business and results of operation and the resulting incurrence of debt may have an impact on our future liquidity position and capital available for other aspects of our business. Although our share repurchase programs are intended to enhance long-term shareholder value, depending on the exact financial and operational impact of these investments on our business, as well as variability in the prices of our common stock and other instruments linked to the price of our common stock, there can be no assurance that share repurchases will have the benefits that we expect.

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

PART II. OTHER INFORMATION	2021 THIRD QUARTER FORM 10-Q | 61

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

At various times we have elected to incur substantial levels of aggregate indebtedness in connection with our business. Although we have previously been successful in reducing such indebtedness due in part to the strong cash flow of our business, we may in the future elect to incur further debt in addition to the $2,000 million of debt that we raised in October 2021 in connection with our Term Loan Credit Agreement. Existing and future increases in debt and in the aggregate level of our indebtedness could expose us to greater risks in the event of a financial or operational downturn or other events including unanticipated adverse developments that affect our financial performance or the ability to access financial markets. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital. Our ability to raise funds will depend in part on the capital markets and our financial condition at such time and we cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may not be able to meet our payment obligations under our convertible senior notes and other debt obligations. We may also be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

In addition, while we anticipate that we should be able to repay our debt maturities as they come due, there can be no assurance that we will have sufficient financial resources at the maturity of any specific indebtedness, whether upon its stated maturity or otherwise. In particular, we may need to incur additional debt or refinance existing debt in order to achieve repayment of existing debt. If the Company is not able to arrange financing to repay its debt obligations, or to extend the maturities of existing debt or otherwise refinance the Company’s obligations as needed, we may experience a material adverse effect on our business and operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended October 30, 2021, we repurchased the following shares of our common stock:

			APPROXIMATE DOLLAR
		AVERAGE	VALUE OF SHARES THAT
		PURCHASE	MAY YET BE
	NUMBER OF	PRICE PER	PURCHASED UNDER THE
	SHARES (1)	SHARE	PLANS OR PROGRAMS (2)
			(in millions)
August 1, 2021 to August 28, 2021	—	$—	$450
August 29, 2021 to October 2, 2021	1,029	$686.37	$450
October 3, 2021 to October 30, 2021	—	$—	$450
Total	1,029
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019. There were no shares repurchased under this plan during the three months ended October 30, 2021.

62 | 2021 THIRD QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

PART II. OTHER INFORMATION	2021 THIRD QUARTER FORM 10-Q | 63

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.1	Term Loan Credit Agreement dated as of October 20, 2021, by and among Restoration Hardware, Inc. as the borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	October 25, 2021	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.

64 | 2021 THIRD QUARTER FORM 10-Q	PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 9, 2021	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2021	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: December 9, 2021	By:	/s/ Christina Hargarten
Christina Hargarten
Interim Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2021 THIRD QUARTER FORM 10-Q | 65