Form 10-K
period 2022-01-29
RH
filed 2022-03-30
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

As of July 30, 2021, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $12,767,077,775. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 25, 2022, 21,708,771 shares of the registrant’s common stock were outstanding.

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

We have experienced significant fluctuations in the growth rate of our business and our high rates of growth may not be sustained in future time periods.

The COVID-19 pandemic has posed significant and widespread risks to our business as well as to the business environment and the markets in which we operate, including the resulting lags in manufacturing and inventory receipts.

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

We could be adversely affected by competition in the home furnishings sector.

We are subject to risks associated with our dependence on foreign manufacturing and imports.

Our results may be adversely affected by fluctuations in raw materials, energy and transportation costs and currency exchange rates.

ii | FORM 10-K	SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

We are subject to risks associated with occupying substantial amounts of space, including future increases in occupancy costs and other risks related to real estate development.

We may be adversely affected by factors beyond our control that affect our ability to open new stores within the time frames we initially target.

Reductions in the volume of mall and other in-store traffic or the closing of shopping malls as a result of changing consumer demographic patterns could adversely affect our sales.

Our results of operations may be harmed if we encounter issues with our distribution centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network.

We are subject to risks related to our reliance upon independent third-party transportation providers.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing and sources of capital on reasonable terms and we have elected to raise substantial amounts of capital through debt which exposes our business to risks related to obligations of indebtedness.

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

We face various risks in connection with our share repurchase program.

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

PART I

ITEM 1.     BUSINESS

Overview

RH (collectively, “we,” “us,” or the “Company”) is a curator of design, taste and style in the luxury lifestyle market. Our curated and fully integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings. We offer dominant merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution, consisting of our retail locations, websites and Source Books. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual and print extensions of our physical spaces. We operate our retail locations throughout the United States, Canada, and the U.K., and have an integrated RH Hospitality experience in 13 of our Design Gallery locations, which includes Restaurants and Wine Bars.

We have experienced a significant improvement in our business during fiscal 2021 despite the ongoing challenges presented by the COVID-19 pandemic and the disruption it has caused in our business operations beginning in the first quarter of fiscal 2020 and throughout fiscal 2021. Our performance demonstrates both the desirability of our exclusive products and our ability to overcome supply chain challenges, including port delays, which impacted our ability to convert business demand into revenues at normal historical rates. We have continued to navigate changes in operational restrictions based upon changes in local conditions and regulations, and as pandemic-related restrictions continue to be lifted in fiscal 2022 we may see consumer spending patterns shift away from spending on the home and home-related categories, such as home furnishings, and consumers return to pre-COVID consumption trends, such as spending on travel and leisure, and other activities.

For more information, refer to Item 1A—Risk Factors—The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.

Key Value-Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies and business initiatives:

Product Elevation. We have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve industry-leading revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Beach House, RH Ski House, RH Outdoor, RH Baby & Child, RH TEEN and Waterworks. Our strategy to elevate the design and quality of our product will continue as we introduce RH Contemporary in 2022. We also have plans to introduce RH Couture Upholstery, RH Bespoke Furniture and RH Color over the next several years.

Gallery Transformation. Our product is elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market will unlock the value of our vast assortment, generating a revenue opportunity for our business of $5 to $6 billion in North America. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries that is sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into most of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

PART I	FORM 10-K | 1

Brand Elevation. We are evolving the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of Products, Places, Services and Spaces designed to elevate and render our product more valuable while establishing the RH brand as a thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. Additionally, we are creating bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley, RH1 & RH2, our private jets, and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally our multi-year effort began with the reimagination of our Center of Innovation & Product Leadership to incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation. Externally our strategy is designed to come to life digitally as we launch The World of RH, an online portal where customers can explore and be inspired by the depth and dimension of our brand. The World of RH will include rich, immersive content with simplified navigation and search functionality, all designed to enhance the shopping experience and render our product and brand more valuable. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be.

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH a substantial long-term market opportunity to build a $20 to $25 billion global brand over time. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally with the objective of launching international locations in Europe, beginning in 2022 with the opening of RH England, The Gallery at the Historic Aynhoe Park. We have secured a number of locations in various markets in the United Kingdom and continental Europe for future Design Galleries and are in lease or purchase negotiations for additional locations.

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

We have developed a proprietary product development platform that is fully integrated from ideation to presentation. Key aspects of our product development platform are:

Organization—We have established a collaborative, cross-functional organization leading our product development, sourcing, merchandising, inventory and creative teams. Our product teams are focused on maximizing the sales potential of each product category across all channels, which eliminates channel conflicts and functional redundancies.

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

Facility—We have built the RH Center of Innovation & Product Leadership, a facility that supports the entire product development process from product ideation to presentation across all channels.

Our proprietary organization, process and facility enhance our ability to introduce more new products with each collection. In addition, our product development platform, sourcing capabilities and significant scale enable us to reduce our product costs.

2 | FORM 10-K	PART I

Sales Channels

We distribute our products through a fully integrated sales platform comprising our retail locations, including RH Galleries and Waterworks Showrooms, in addition to our websites, Source Books, Trade and Contract, and Outlets. We believe the level of integration among all of our channels and our approach to the market distinguish us from other retailers. We encourage our customers to shop across our channels, which complement one another, and have aligned our business and internal organization to be channel agnostic.

Retail Locations

As of January 29, 2022, our retail locations comprise RH Galleries and Waterworks Showrooms:

		AVERAGE LEASED SELLING
	COUNT	SQUARE FOOTAGE (1)
RH
Design Galleries (2)	27	33,500
Legacy Galleries	36	7,500
Modern Galleries	1	12,800
Baby & Child and TEEN Galleries	3	2,800
Total Galleries	67
Waterworks Showrooms	14	4,100
Total retail locations	81
(1)	Average leased selling square footage is calculated based on total leased selling square footage divided by total locations. Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.
(2)	Thirteen of our Design Galleries include an integrated RH Hospitality experience.

Our Galleries reinforce our luxury brand aesthetic and are highly differentiated from other home furnishings retailers. We have revolutionized the customer experience by showcasing products in a sophisticated lifestyle setting, consistent with the imagery and product presentation featured on our websites and in our Source Books. Products in our Galleries are presented in fully appointed rooms, emphasizing collections over individual pieces. This presentation inspires our customers to consider purchasing a full collection of products to replicate the design aesthetic experienced in our Galleries. In addition, our associates use iPads and other devices to allow customers to shop our entire merchandise assortment while in a retail location.

We believe situating our Galleries in desirable locations, such as iconic buildings and luxury retail malls, is critical to the success of our business. New sites are identified based on a variety of store-specific factors – including unique architecture, geographic location, demographics, and proximity to affluent consumers – in addition to our ability to negotiate favorable economic terms and to procure permits and complete construction in a timely manner. We pursue a market-based sales strategy, whereby we assess each market’s overall sales potential and how best to approach the market across all of our channels. We customize square footage, as well as Source Book circulation, to maximize each market’s sales potential and increase our return on invested capital.

We believe our integrated RH hospitality experience, which includes Restaurants and Wine Bars, has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality drives incremental sales of home furnishings in these Galleries. We plan to incorporate hospitality into most of the new Galleries that we open in the future.

We have identified key learnings from our real estate transformation that have supported the development of a multi-tier market approach described below that we believe will optimize both market share and return on invested capital.

PART I	FORM 10-K | 3

First, we have developed prototype Design Galleries that are innovative and flexible blueprints that enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. The prototype model is a standard we will continue to utilize and innovate based on key learnings from more recent Design Gallery openings. The prototype has approximately 40,000 leased selling square feet, inclusive of our integrated hospitality experience, presents our assortments across our businesses and contains interior design offices and presentation rooms where design professionals can work with clients on their projects. The prototype model is capital efficient and accelerates the development process. Our most recently opened Design Galleries in Dallas, Texas, Oak Brook, Illinois and Jacksonville, Florida are prototype Design Galleries, and an upcoming prototype location includes Palo Alto, California, which is expected to open in the second half of fiscal 2022. We anticipate the prototype Design Galleries will represent the format of most of our upcoming Design Galleries in North America.

Second, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York and Chicago. These iconic locations are highly profitable statements for our brand, and we believe they create a long-term competitive advantage that will be difficult to duplicate. We will be opening our Bespoke Design Gallery, RH San Francisco, The Gallery at the Historic Bethlehem Steel Building, in spring 2022 and expect to open additional Bespoke locations in the coming years.

Third, we will continue to open indigenous Bespoke Galleries in the best second-home markets where the wealthy and affluent visit and vacation. These Galleries are tailored to reflect the local culture and are sized to the potential of each market. Examples of current indigenous Bespoke Galleries include our location in Yountville, California, as well as our Gallery under development in Aspen, Colorado.

The cadence of our Gallery openings depends upon a number of factors. We plan to expand our product sales to additional international markets and have signed leases for Design Galleries in several locations outside of North America, including the United Kingdom, France and Germany.

4 | FORM 10-K	PART I

The following tables present our retail location metrics:

	YEAR ENDED
	JANUARY 29,		JANUARY 30,
	2022		2021
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE (1)	COUNT	FOOTAGE (1)
		(in thousands)		(in thousands)
Beginning of period	82	1,162	83	1,111
RH Design Galleries:
Dallas Design Gallery	1	38.0	—	—
Oak Brook Design Gallery	1	37.7	—	—
Jacksonville Design Gallery	1	37.7	—	—
Marin Design Gallery	—	—	1	32.9
Charlotte Design Gallery	—	—	1	32.4
RH Modern Galleries:
Dallas RH Modern Gallery	(1)	(3.9)	—	—
RH Baby & Child and TEEN Galleries:
Santa Monica Baby & Child and TEEN Gallery	(1)	(7.3)	—	—
RH Legacy Galleries:
Tysons legacy Gallery (relocation)	—	8.5	—	—
Dallas legacy Gallery	(1)	(8.4)	—	—
Oak Brook legacy Gallery	(1)	(10.0)	—	—
Raleigh legacy Gallery	—	—	1	4.4
Charlotte legacy Gallery	—	—	(1)	(7.0)
Corte Madera legacy Gallery	—	—	(1)	(7.0)
Westport legacy Gallery	—	—	(1)	(6.5)
St. Louis legacy Gallery (relocation)	—	—	—	2.9
Waterworks Showrooms:
New York 59th Street Showroom	—	—	(1)	(1.4)
End of period	81	1,254	82	1,162
Total leased square footage at end of period (2)		1,672		1,559
Weighted-average leased square footage (3)		1,602		1,536
Weighted-average leased selling square footage (3)		1,197		1,141
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 4,800 square feet as of both fiscal 2021 and fiscal 2020 related to an owned retail location.

(2)	Total leased square footage includes approximately 5,400 square feet as of both fiscal 2021 and fiscal 2020 related to an owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

PART I	FORM 10-K | 5

The following list shows the number of retail locations in each U.S. state, each Canadian province and in the U.K. where we operate as of January 29, 2022:

LOCATION	COUNT	LOCATION	COUNT	LOCATION	COUNT
Alabama	1	Massachusetts	2	Tennessee	1
Arizona	2	Michigan	1	Texas	7
California	19	Minnesota	1	Utah	1
Colorado	2	Missouri	1	Virginia	2
Connecticut	3	Nevada	1	Washington	1
Florida	6	New Jersey	2	District of Columbia	1
Georgia	2	New York	4	Alberta	2
Illinois	3	North Carolina	2	British Columbia	1
Indiana	1	Ohio	3	Ontario	1
Kansas	1	Oklahoma	1	London (1)	1
Louisiana	1	Oregon	1
Maryland	1	Pennsylvania	2	Total	81
(1)	The London retail location is a Waterworks Showroom.

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

Our websites allow our customers to experience the unique lifestyle settings reflected in our Source Books and throughout our Galleries and Showrooms, and to shop all of our current product assortment. We update our websites regularly to reflect new products, product availability and occasional special offers.

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

Source Books

We produce a series of catalogs, which we refer to as Source Books, to showcase our merchandise assortment. Our Source Books include RH Interiors, RH Modern, RH Outdoor, RH Baby & Child and TEEN, RH Beach House, RH Ski House and RH Rugs. Additionally, we plan to launch the RH Contemporary Source Book in fiscal 2022. Our Source Books are one of our primary branding and advertising vehicles. We have found that merchandise assortments displayed in our Source Books contribute to increased sales of those products across all of our channels. As in our Galleries, our Source Books present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Source Books also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Source Books is coordinated in-house in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our Source Book production costs.

6 | FORM 10-K	PART I

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

We maintain a database of customer information, including information from our RH Members Program. Our customer database includes sales patterns, detailed purchasing information and certain demographic information, as well as mailing and email addresses. We mail our Source Books to addresses within this database and to addresses provided to us by third parties. The database, which is maintained in accordance with our privacy policy disclosed on our website, supports our ability to analyze our customers’ buying behaviors across sales channels, facilitates the development of targeted marketing strategies, and supports prospecting new customers. We segment our customer files based on multiple variables, and we tailor our Source Book mailings and emails in response to the purchasing patterns and product needs of our customers. We continue to improve the segmentation of customer files and the expansion of our customer database.

Trade and Contract

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

Outlet Stores

Our outlet stores are branded as RH Outlet or Restoration Hardware Outlet and are typically located in outlet malls. Our outlet stores serve as a key part of our reverse logistics platform and provide an efficient means to sell primarily returned merchandise and, to a lesser extent, discontinued and overstock merchandise outside of our core sales channels. As of January 29, 2022, we operated 38 outlet stores.

Marketing and Advertising

Our Galleries, websites and Source Books are the primary branding and advertising vehicles for the RH brands. In addition, we employ a variety of marketing and advertising techniques to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted Source Book circulation, email communications, promotional mailings, print advertisements, and public relations activities and events. We use our customer database to tailor our programs and increase the efficiency of our marketing and promotion initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investment.

The highly differentiated design aesthetic and environment of our Galleries drives customer traffic not only to our physical spaces but also to our websites. Our Source Books and targeted emails further reinforce the RH brand image and drive sales across all of our sales channels. We also participate in a wide range of other marketing, promotional and public relations activities. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-Gallery events related to new Gallery openings and product launches. In addition, we engage in print advertising in brand-relevant publications such as Architectural Digest, Elle Décor, Luxe Interiors + Designs, T: The New York Times Style Magazine, WSJ. Magazine, Business of Home and others. We believe that these efforts drive increased brand awareness, leading to higher sales over time.

RH Members Program

The RH Members Program reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across all RH brands, excluding RH Hospitality and Waterworks, in addition to other benefits including complimentary interior design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Cards. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value, which has resulted in orders and sales being more evenly distributed throughout the year. During fiscal 2021, our members drove approximately 97% of sales in our core RH business, and we had approximately 459,000 members at year end. Our core RH business reflects the product categories that the membership discount can be applied to, and, as a result, sales generated via Outlet, Contract, Hospitality or Waterworks are excluded. We believe our membership model enhances the customer experience, renders our brand more valuable, improves operational execution and reduces costs.

PART I	FORM 10-K | 7

Sourcing

Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. We work closely with vendors and manufacturers to ensure that our high standards of quality and timely delivery of merchandise are met. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2021, we sourced approximately 75% of our purchase dollar volume from approximately 29 vendors. In fiscal 2021, one vendor accounted for 11% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2021, 69% of our products were sourced from Asia, with 34% sourced from China, 15% from the United States and the remainder from other countries and regions. In addition, we perform limited manufacturing activities in the United States.

We have a limited number of long-term merchandise supply contracts, but we believe that we generally have strong relationships with our product vendors. Although we transact business primarily on an order-by-order basis, we typically work with most of our vendors over extended periods of time, and many vendors continue to make long-term capacity investments to serve our increasing demands. We develop close relationships with our vendors in order to achieve significant cost savings and improve our product development process by eliminating the use of most third-party purchasing agents in favor of a model in which we directly manage our vendors.

Distribution and Delivery

We manage the distribution and delivery of our products through our distribution centers. We currently operate three furniture fulfillment centers and one small-parcel fulfillment center servicing RH products, which are located strategically in four markets throughout the United States. We have one fulfillment center in the United States servicing Waterworks products. In addition, we continue to develop our supply chain in the U.K. and Europe in connection with our global expansion and plan to use third-party providers to serve our customers.

We operate portions of our home delivery services in 22 key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We offer a white glove home delivery service for our larger merchandise and furniture categories, where third-party personnel deliver fully assembled items to the location of our customers’ choice. We believe there is an opportunity to improve the customer experience by taking greater control of the home delivery experience over time. We believe that many third-party furniture delivery providers are designed to support mass and mid-market companies and that significant opportunity exists for developing improved solutions for the luxury market. We believe we have dramatically enhanced the customer experience while reducing return rates, damages and deliveries per order by enhancing the quality of our delivery providers through metric-based accountability standards.

We believe our supply chain and fulfillment operations allow us to manage customer orders and distribute merchandise to our customers in an efficient and cost-effective manner.

Competition

The home furnishings sector is highly competitive. We believe that we compete primarily on the basis of the design, style and quality of our products, the breadth of our assortment of high-quality merchandise and the luxury positioning of our brand. We believe that customers respond favorably to the style and presentation of our products and that we offer consumers a substantial assortment of curated merchandise selections as part of a lifestyle experience. We continue to elevate our product assortment and create separation between our brand and that of many of our competitors.

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

We also believe that our success depends in substantial part on our ability to originate and define product trends, as well as to timely anticipate, gauge and react to changing consumer demands. Certain of our competitors are larger and have greater financial, marketing and other resources than us. However, many smaller specialty retailers may lack the financial resources, infrastructure, scale and national brand identity necessary to compete effectively with us. We believe we are positioned to gain market share from both of these segments and drive growth.

8 | FORM 10-K	PART I

Our People

At RH, we believe deeply that the “right” people are our greatest asset. As of January 29, 2022, we had approximately 6,500 associates, of which approximately 800 were part-time associates. As of that date, approximately 2,300 of our associates were based in our retail locations and outlets. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe that relations with our associates are good.

The success of our business depends upon our ability to retain continued service of certain key personnel, particularly our Chairman and Chief Executive Officer, Gary Friedman, and to attract, retain and motivate qualified leaders throughout our Company, as well as qualified associates across all parts of our organization, including Galleries, Restaurants, distribution centers, home delivery centers and customer care centers, both in the United States and internationally. Our goal is to have the most qualified person in every position throughout our organization. As we are headquartered in the San Francisco Bay Area, a highly dynamic and competitive market for talent, we seek to provide competitive compensation for our people in order to attract and retain the best available talent.

We do not discriminate against any applicant or associate and have a policy outlining these principles. This policy governs all aspects of employment, including recruitment, hiring, training, promotion, compensation, discipline, job assignments, benefits, transfer and discharge. We maintain a diverse workforce. RH is an equal opportunity employer, and we believe in meritocratic hiring. We strongly believe our performance is enhanced by a workforce comprising individuals with diverse backgrounds, skills and experience that align with the needs of our business. We are committed to operating our environments with the highest safety standards to ensure the health and well-being of our guests and team members.

Our culture is driven by our Chairman and Chief Executive Officer and the senior leadership team, who instill a company-wide commitment to our values of People, Quality, Service and Innovation. We believe our distinct corporate culture allows us to attract highly talented individuals who are passionate, driven and who share our vision. We expect our values to be maintained throughout our business, including our supply chain. We require our vendors to adhere to our Vendor Code of Conduct, which can be found on the Investor Relations section of our website, located at ir.rh.com under “Governance / Environmental, Social & Governance.”

Intellectual Property

The “RH,” “Restoration Hardware,” “RH Interiors,” “RH Modern,” “RH Outdoor,” “RH Baby & Child,” “RH TEEN,” “RH Beach House,” “RH Ski House,” “RH Rugs” and “Waterworks,” and “Waterworks Studio” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including “rh.com,” “restorationhardware.com,” “rhmodern.com,” “rhbabyandchild.com,” “rhteen.com,” “rhbeachouse.rh.com,” “rhskihouse.rh.com,” “waterworks.com” and others that include our trademarks. These domain names are perpetually renewable. We own design patents or pending design patent applications to protect the ornamental appearance of several of our products. These design patents are valid for 15 years from their date of issuance. We own copyrights, including copyright registrations or pending applications, for our website and for several of our Source Books. We believe that our trademarks, design patents, and copyrights have significant value and we vigorously protect them against infringement.

Fluctuation in Quarterly Results

Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, changes in retail locations, the timing of Source Book releases, and the extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. For example, we have historically experienced some seasonality in our business trends as our sales are typically higher in the second fiscal quarter, which correlates to a peak selling season for outdoor items including outdoor furniture. As a result of these factors, our working capital requirements and demands may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

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

PART I	FORM 10-K | 9

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

Where You Can Find More Information

We are required to file or furnish annual, quarterly and current reports, proxy statements and other information as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. The SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, who file electronically with the SEC. The address of that website is www.sec.gov.

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

10 | FORM 10-K	PART I

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

Risks Related to Our Business

We are undertaking a large number of business initiatives at the same time, including international expansion and exploring opportunities to expand into new categories and complementary businesses. If these initiatives are not successful, they may have a negative impact on our results of operations.

We are undertaking a large number of new business initiatives at the same time in order to support our future growth. We have multiple growth initiatives and innovation in our development pipeline, including efforts to expand our business through (i) international expansion of our business, (ii) enhancement of our merchandise assortment including improvements to quality of our products and services, (iii) launching new business initiatives including real estate development and an expanded scope of RH Hospitality as well as other new categories of products and services. We have introduced a number of new product categories such as RH Modern and are in the process of launching other major new offerings such as RH Contemporary, a new collection that bridges the gap between RH Interiors and RH Modern. We are continuing to pursue a substantial expansion of the RH Hospitality offering which includes integrated Restaurants and wine bars in a number of our Galleries and will also incorporate standalone restaurants and guesthouses as well as other innovations such as our private jets RH1 and RH2, and our luxury yacht RH3. We are also investing in other new business initiatives including through business acquisitions and investment in joint ventures such as a number of real estate development projects such as the RH Ecosystem in Aspen, Colorado, which will include retail locations, hospitality concepts, residential properties, and workforce housing projects.

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

We are undertaking a substantial effort to expand our business internationally by establishing a new retail presence in global markets including Europe and the U.K. International expansion will expose us to new risks related to operating internationally, including, but not limited to, risks related to currency fluctuation, supply chain and product sourcing, new regulatory regimes applicable to our products, Galleries and employees, global health emergencies such as the coronavirus disease (“COVID-19”) pandemic, and the consequences of international economic or political events including but not limited to the U.K.’s withdrawal from the European Union in January 2020, commonly referred to as “Brexit,” which has resulted in considerable change in the regulatory framework governing business in the U.K. and which may negatively impact the luxury market or our plans to operate in the U.K. We may be unsuccessful in adapting our operations to address such risks. We also may be unsuccessful in accurately selecting which international markets would support demand for our products or sizing our Gallery openings to such markets. We may determine to curtail and/or slow our international expansion initiative as part of our efforts to manage liquidity in response to overall market conditions and to address priorities in the different capital requirements of our business. Expanding our business internationally will also require that we develop operational expertise in new markets and regulatory regimes, and an inability to adapt our business quickly and efficiently to support our international expansion could materially adversely affect our financial condition and results of operations.

PART I	FORM 10-K | 11

As of January 29, 2022, we have an integrated RH Hospitality experience in 13 of our locations, including Restaurants and Wine Bars, and based on the success of our hospitality offering to date, we plan to incorporate an integrated RH Hospitality offering in many of the new Galleries that we open in the future. We continue to refine and develop the RH Hospitality model as we seek to optimize this part of our business and its integration with the operation of our Gallery locations. Although we have experienced a number of positive business outcomes from the RH Hospitality operations, there can be no assurance that these benefits will be sustained, that we will avoid operational or other complications from the hospitality business or that new aspects of our hospitality offering such as the launch of guesthouses will be successful.

We often have in the past, and may in the future, incur significant costs for any new initiative before we realize any corresponding revenue with respect to such initiative. For example, as we continue to develop and invest in new business formats and initiatives such as the redevelopment of existing historical buildings into our larger format Design Galleries in select major metropolitan markets and the introduction of guesthouses, we may incur substantial investments before the location is open to customers and is able to generate revenue, and we anticipate that a number of Galleries to be opened during the next several years will continue to require this form of significant upfront investment before they generate revenue from the food and beverage offerings. Some of these projects have taken substantially more time and investment in contrast to our initial expectations and as a result may have difficulty recouping our costs and investment in some of these developments or our payback on investment could take much longer than we had initially targeted.

In addition, we are continuing a number of new initiatives to improve the operations of our business, including ongoing refinements to our organizational structure. Some of the improvements we are pursuing include changing the ways we source and deliver our products to our customers, as well as streamlining and realigning the senior leadership and personnel structure in our home office operations. We have also focused on elevating the customer experience, which includes improving our distribution and delivery of products and architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric-driven quality system and company-wide decision data. We have focused on rationalizing our SKU count and optimizing inventory, which includes selling slower moving, discontinued and other inventory through markdowns and our outlet channel, as well as enhancing and optimizing our product sourcing capabilities and adding new management information systems.

If we are not successful in managing the large number of new initiatives that are underway, we might experience an adverse impact on our financial condition and results of operations. Given the large number of organizational initiatives we are pursuing, as well as the complexity and untested nature of many of these efforts, there can be no certainty that we will be successful in executing on these initiatives. We may not experience the operational or financial benefits we expect these improvements to generate and we may face unanticipated costs related to pursuing these initiatives such as personnel turnover, senior leadership distraction, or compliance and quality control risks, any of which could have a material adverse effect on our financial condition or results of operations.

All of the foregoing risks may be compounded due to various factors including the rapidly changing macroeconomic conditions as a result of the COVID-19 pandemic or any economic downturn. If we fail to achieve the intended results of our current business initiatives, or if the implementation of these initiatives is delayed or abandoned, diverts our senior leadership team’s attention or resources from other aspects of our business or costs more than anticipated (including, as a result of personnel turnover or compliance and control risks), we may experience inadequate return on investment for some of these business initiatives, which could have a material adverse effect on our financial condition or results of operations.

We have experienced significant fluctuations in the growth rate of our business and high levels of growth may not be achieved in future periods.

We have experienced significant fluctuations in the growth rate of our business. We may continue to experience wide fluctuations in our quarterly performance. We are currently engaged in a number of growth initiatives, including investments to elevate our brand and improvements to our products and customer experience. There can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties that may have a material negative impact on growth and profitability. In addition, these initiatives may have near-term material negative impacts on growth and profitability as we incur costs or pursue strategies that may not contribute to our profits and margins until future periods, if at all. Some factors affecting our business, including macroeconomic conditions and government policies are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the global economic environment such as slowdowns in the housing market. In addition, our rates of revenue growth have sharply fluctuated from quarter to quarter and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including:

12 | FORM 10-K	PART I

the overall economic and general retail sales environment including factors affecting the housing market such as housing prices, the pace of housing construction and secondary market transactions in the housing market as well as other activities in the housing sector;

the availability of our products and the impact of delays or disruption in our supply chain;

consumer preferences and demand;

other factors affecting the retail business sector including issues related to the COVID-19 pandemic,

the state of the mortgage industry and other aspects of consumer credit tied to housing, including the availability and pricing of mortgage refinancing and home equity lines of credit;

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

the timing of various holidays, including holidays with potentially heavy retail impact; and

the success of our marketing programs and any promotional efforts.

Due to these factors, our results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. Our results of operations may also vary relative to corresponding periods in prior years. We may take certain pricing, merchandising or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season, and as a result we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and cannot be relied upon as indicators of future performance. We cannot assure you that we will succeed in offsetting any increases in our expenses with improved efficiency or price increases for our products and services or that cost increases associated with our business will not have an adverse effect on our financial results.

The COVID-19 pandemic has posed significant and widespread risks to our business as well as to the business environment and the markets in which we operate.

The COVID-19 pandemic has had a widespread impact on our customers and on our merchandise supply chain, on the overall business climate in the U.S. and globally, and on financial and consumer markets. Depending on the future course of the pandemic, including potential further outbreaks with new strains or variants of the virus, we may experience further impact to our product supply chain including delays in inventory receipts and backorders as well as restrictions on and closures of our physical operations with respect to Galleries, Outlets and Restaurants. Future adverse developments in connection with the COVID-19 crisis, including new strains or variants of the virus, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19 risks, changes in consumer behavior and health concerns, the pace of economic activity, or other similar issues could adversely affect our business, results of operations or financial condition in future periods. The evolution of the COVID-19 pandemic around the world may continue to have an adverse impact on elements of our supply chain including the manufacture, supply, distribution, transportation and delivery of our products and our inventory levels. There have been substantial disruptions with respect to the global supply chain as a result of the pandemic. The presence of the virus and the response to the health crisis in various countries is likely to have a continuing impact on our supply chain, for example by affecting the speed at which the factories that manufacture our products are able to resume normal operations and production levels after closures.

PART I	FORM 10-K | 13

Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us, including the health of the high-end housing market, may significantly impact our revenue and results of operations.

We target consumers of high-end home furnishings as customers for our products. As a result, we believe that our sales are sensitive to a number of factors that influence consumer spending generally, but are particularly affected by the financial health of and demand levels from the higher-end customer demographic. In addition, not all macroeconomic factors are highly correlated in their impact on lower end housing versus the higher-end customer. Demand for lower priced homes and first-time home buying may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first-time home buyer. The higher-end of the housing market may be disproportionately influenced by other factors including the number of foreign buyers in higher-end real estate markets in the U.S., activity in luxury and second home markets, the number of second and third homes being built and sold, stock market valuation and overall equity market conditions, global economic uncertainty, inflation, decreased availability of income tax deductions for mortgage interest and state income and property taxes, and the perceived prospect for capital appreciation in higher-end real estate. The stock market recently has experienced periods of significant volatility and there have been declines in some asset prices. Increases in interest rates may affect asset valuations and may dampen growth in and consumer optimism about the U.S. housing market and could depress home buying and/or prices in the higher-end of the housing market. We believe that the purchasing patterns of our customers are influenced by a number of factors much more than the overall housing market including activity in the high-end and secondary housing segment as well as the health and volatility of the stock market. Previous declines in the stock market and periods of high equity market volatility have correlated with a reduction in consumer demand for our products. We believe that a number of these factors have in the past had, and may in the future have, an adverse impact on the high-end retail home furnishings sector and affect our business and results. These factors may make it difficult for us to accurately predict our operating and financial results for future periods and some of these factors could contribute to a material adverse effect on our business and results of operations.

If we fail to successfully and timely deliver merchandise to our customers and manage our supply chain commensurate with demand, our results of operations may be adversely affected.

We must successfully manage our supply chain and vendors in order to produce sufficient quantities of products that our customers wish to purchase in a timely manner. We must manage our inventory levels, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, such that our “in stock” position in merchandise correlates well to consumer demand and expected delivery times. Because much of our merchandise requires that we provide vendors with significant ordering lead times, often before market factors are known, we may not be able to source sufficient inventory to meet demand if our products prove more popular than anticipated. In addition, our current initiatives to streamline and optimize our inventory levels may not be successful and implementing such initiatives may complicate our efforts to manage our supply chain. To the extent our business initiatives result in new product lines or service offerings or further expansion into new markets, we may need to establish new vendor relationships or supply chain operations, which may expose us to new counterparty, regulatory, market or other risks and which may not be successful. We have experienced periods in which some of our vendors were not able to meet customer demand for certain products resulting in significant back orders for goods, higher rates of cancellation on orders in process and, in some instances, loss of customer sales when orders could not be completed in a timely manner. During the COVID-19 pandemic and continuing in fiscal 2021, disruptions in the global supply chain have adversely affected our business including leading to substantial back orders and deferred sales. There can be no assurance as to how long such conditions in the supply chain will persist or exactly how they may continue to affect our business during fiscal 2022 and beyond. For example, increases in costs for shipping merchandise from China to the United States could increase our costs. In addition, the seasonal nature of some of our products requires us to carry a significant amount of inventory prior to certain selling seasons. If we are unable to accurately predict and track demand, we may be required to mark down the price of certain products in order to sell excess inventory or we may be required to sell such inventory through our outlet stores or warehouse sales. If the dislocations in our supply chain do not recover as quickly as we anticipate, we may be delayed in our ability to convert business demand into revenues and we may experience increased costs for merchandise. For these reasons, our results of operations in any given quarterly period may be adversely affected. We expect these factors to continue from time to time as we add new product assortments and new merchandise categories into our business.

14 | FORM 10-K	PART I

Merchandise purchased from our vendors that is defective or otherwise does not meet our product quality standards could damage our reputation and brand image and harm our business, and we may not have adequate remedies against our vendors for such merchandise.

Some of our merchandise has failed to meet our expectations and objectives concerning quality. Our emphasis on merchandise quality is increasing as we strive to elevate our brand. In recent periods we have recalled products due to quality or other issues and may recall others in the future. Despite our ongoing efforts to improve customer satisfaction, we may fail to maintain the level of quality for some of our products that is necessary to satisfy our customers. For example, our vendors may not adhere to our quality control standards, and we may not identify a quality deficiency before merchandise ships to our stores or customers. Failure to supply our customers with high-quality merchandise in a timely and effective manner, additional product recalls, or any perception that we are not maintaining adequate sourcing and quality control processes could damage our reputation and brand image and lead to an increase in product returns or exchanges or in customer litigation (including class-action lawsuits), increasing routine and non-routine litigation costs. In addition, social media may magnify any harm to our business, reputation and brand image. We are changing many aspects of our business processes, including improving product quality and enhancing sourcing and product availability, which may complicate our supply chain and quality control processes and result in quality issues or product recalls. Even if we detect that merchandise is defective or otherwise not in compliance with our product quality standards, we may not be able to return such products to the vendor or obtain a refund or other indemnification from the vendor. The limited capacities of certain of our vendors may constrain the ability of such vendors to replace any defective merchandise in a timely manner. Similarly, the limited capitalization and liquidity of certain of our vendors and their lack of insurance coverage for product recall claims may result in such vendors being unable to refund our purchase price or pay applicable penalties or damages associated with any such defects or resulting product recalls.

Our business depends on the strength of our brand and continuing investments in our brand will be an important requirement for our future success.

Our business depends in part on a strong brand image, and we continue to invest in the development of our brand and the marketing of our business. We believe that our brand image has contributed significantly to the success of our business to date. Our increased focus on elevating RH as a luxury brand further increases the importance of our brand image, position and reputation. We also believe that maintaining and enhancing our brand is integral to the future of our business and the implementation of our strategies for expansion. This will require us to continue making investments in areas that support the strength of our brand. Our brand image may be diminished if new products, services or other businesses fail to maintain or enhance our distinctive brand image. Additionally, our reputation could be jeopardized if we fail to maintain high standards for merchandise and service quality. With the growth in importance and the impact of social media, any negative publicity from product defects, recalls or service failures may be magnified and reach a large portion of our customer base in a short period of time, which could harm the value of our brand and, consequently, our financial performance. We may also suffer reputational harm if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, if we fail to comply with local laws and regulations, if we fail to deliver high-quality merchandise, or if we experience other negative events that affect our image. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

As a luxury brand, we rely on a number of initiatives to sustain our image and to promote our products in the marketplace. Our physical retailing presence, primarily in the form of our galleries, is one of the most important initiatives that we use to display our product offering. We also use our website and other digital efforts, as well as our Source Books, to showcase a larger portion of our assortment. We continue to adjust and refine our strategy based on a variety of factors, including the success of the various changes that we adopt. During fiscal 2021, we increased our investment in certain digital initiatives and we expect to continue these initiatives. Expenditures on our catalog strategy have historically represented a substantial portion of our expense in marketing and promoting our business. We are adjusting our strategies with respect to the use of Source Books. There can be no assurance that we will be successful as we make changes in order to optimize our Source Book strategy including with respect to the cadence and timing of mailings, the format of the Source Books and the use of the Source Books as a marketing and promotional tool including with respect to prospecting for new customers. If we fail to adequately adjust our catalog strategy to meet our goals, or if our catalog strategy is unsuccessful, our results of operations could be negatively impacted. Future increases in shipping rates, paper costs or printing costs would have a negative impact on our results of operations to the extent that we are unable to offset such increases through increased sales or by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems, or by using alternative direct-mail formats. If the performance of our catalogs declines, if we misjudge the correlation between our catalog circulation and net revenues, or if our catalog circulation optimization strategy is not successful, our results of operations could be negatively impacted.

PART I	FORM 10-K | 15

Competition in the home furnishings sector may adversely affect our future financial performance.

The home furnishings sector is highly competitive. We compete with the interior design trade and specialty stores, as well as antique dealers and other merchants that provide unique items and custom-designed products at higher price points. We also compete with national and regional home furnishing retailers and department stores and will face new competitors as we expand our business into new geographic markets. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. There are an increasing number of online and digital centric business models in the home furnishings sector and the impact of these competitors on other home furnishing businesses is uncertain. There can be no assurance that such competitors will not be more successful than us, based on imitation or otherwise, or that we will be able to continue to maintain a leadership position in style and innovation in the future. Increased competition also has resulted, and may in the future result, in potential or actual litigation between us and our competitors related to a variety of activities, including hiring practices. If we are not successful in such litigation, our business could be harmed.

We are subject to risks associated with our dependence on foreign manufacturing and imports for our merchandise.

Based on total dollar volume of purchases for fiscal 2021, 69% of our products were sourced from Asia, with 34% sourced from China, 15% from the U.S. and the remainder from other countries and source regions. We expect the amount of products that we source from China will be lower in fiscal 2022 compared to fiscal 2021, but the exact product mix in terms of vendor factory locations is subject to a range of different factors and is inherently difficult to predict with accuracy. In addition, some of the merchandise we purchase from vendors in the U.S. also depends, in whole or in part, on vendors located outside the U.S. As a result, our business highly depends on global trade, as well as any trade and or other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations whether in connection with new products we introduce or new production manufacturing locations added to our supply chain, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we do not rely on long-term contracts with our vendors and generally transact business with them on an order-by-order basis.

Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and other similar trade restrictions that may limit the quantity or affect the price of some types of goods that we import into the U.S. and Canada. In addition, substantial regulatory uncertainty exists regarding international trade relations and trade policy. An introduction of new duties, tariffs, quotas or other similar trade restrictions, or increases in existing duties or tariff rates, on products imported into the U.S. and Canada, whether actual, pending or threatened, may have a negative impact on our results of operations. Significant uncertainty exists as to whether and when tariffs may be reduced or imposed, and what countries may be implicated. Given that we cannot reasonably predict the timing or outcomes of trade actions by the U.S. government or other countries, the impact of such actions on our business and results of operations remains uncertain. Additionally, such uncertainties, even if not directly applicable to our imported products, may have a negative influence on the domestic and international economy generally and indirectly reduce market demand for our products.

The U.S. has imposed tariffs on certain products imported into the U.S. from China and could propose additional tariffs. A significant subset of our products sourced from China has been affected by increased tariffs imposed in 2018 and 2019. In January 2020, the U.S. and China signed a “Phase One” trade agreement pursuant to which, among other things, the U.S. will modify its Section 301 tariff actions and which suspended the tariff on this additional set of goods. Further, as of February 14, 2020, the 15 percent tariff implemented on September 1, 2019 was reduced to 7.5 percent. While the trade deal remains effective, there is no guarantee that the agreement will be honored by either party, and it could be subject to further revision or renegotiation. The Biden Administration has indicated that it will not take immediate action to modify these existing tariffs, there is substantial uncertainty regarding the possible application of additional tariffs with respect to China and other countries as well as potential retroactive liabilities for additional duties. In addition, the U.S. Government has imposed import restrictions under the Withhold Release Orders for goods such as cotton products from the Xinjiang Uyghur Autonomous Region (“XUAR”) and under the Uyghur Forced Labor Prevention Act which may induce greater supply chain compliance costs and delays to us and to our vendors. We may not be able to anticipate the exact contours of tariffs and other burdens on global trade that become applicable and our efforts to respond to these circumstances may be inadequate. In particular, we may not be able to receive or sustain adequate pricing concessions from our vendors with respect to applicable tariffs and any applicable pricing increases that we seek to pass through to our customers may not be successful in achieving our objectives. Our sales may fall in response to any price increases and our vendors may not be able to support the level of pricing concessions that we seek.

16 | FORM 10-K	PART I

Our dependence on foreign imports makes us vulnerable to other risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our U.S. distribution centers, product quality control charges on or assessment of additional import duties, tariffs, anti-dumping duties and quotas, loss of “most favored nation” trading status by our foreign trading partners with the U.S., work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the U.S., freight cost increases, political unrest, economic uncertainties, including inflation, foreign government regulations, trade restrictions, increased labor costs and other similar factors that might affect the operations of our vendors in specific countries such as China or related to Russia. Due to the recent developments in Ukraine and the ensuing sanctions imposed on certain regions of Ukraine and on Russia, Russian entities, and Russian financial institutions, our supply chain may be impacted by applicable restrictions and the scope of such restrictions is subject to ongoing change in response to the conflict in Ukraine. In addition, due to countermeasures (“countersanctions”) imposed by the Russian government, the sourcing of certain products that use Russian wood may be affected. While we do not directly source wood from Russia, the global impact of the unprecedented trade restrictions on Russia and by Russia could require us to change our practices and impose greater compliance measures to protect us from sanctions or countersanctions. We are continually monitoring the evolving sanctions and regularly review our sourcing practices for compliance purposes.

In addition, there is a risk of compliance violations by our vendors, which could lead to adverse consequences related to the failure of our vendors to adhere to applicable manufacturing requirements or other applicable rules or regulations. Any such noncompliance could have an adverse impact on our business and may result in product recalls, regulatory action, product liabilities, investigation by governmental agencies and other similar adverse consequences. Any failure by our vendors outside the U.S. to adhere to applicable legal requirements or our global compliance standards, such as fair labor standards and prohibitions on forced labor and child labor, could give rise to a range of adverse consequences, including supply chain disruption, potential liability, harm to our reputation and brand, and boycotts by consumers or special interest groups, any of which could negatively affect our business and results of operations.

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

PART I	FORM 10-K | 17

Furthermore, our growth strategy includes expanding our product assortment, and our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. However, many of our key products are produced by artisans, specialty vendors and other vendors that are small, undercapitalized or that may have limited production capacity, and we have from time to time in prior periods experienced supply constraints that have affected our ability to supply high demand items or new products due to such capacity and other limits in our vendor base. A number of our vendors, particularly our artisan vendors, may have limited financial or other resources and operating histories and may receive various forms of credit from us, including with respect to payment terms or other arrangements. In some cases, we have advanced payments to vendors in order to assist a vendor in funding additional merchandise production to meet our orders. These advance payments are normally unsecured. Vendors may become insolvent and their failure to repay our advances, and any failure to deliver products to us, could have a material adverse impact on our results of operations. Because the arrangements with our vendors are generally not exclusive, many of our vendors might be able to sell similar or identical products to our competitors or directly to consumers. Our competitors may enter into arrangements with suppliers that could impair our ability to sell those suppliers’ products, including by requiring suppliers to enter into exclusive arrangements, which could limit our ability to enter into arrangements with such suppliers or otherwise access their products. Such competitors may also purchase products in significantly greater volume that we do, which may enable them to sell the products at reduced cost or flood the market with similar products. Any difficulties that we experience in our ability to obtain products in sufficient quality and quantity from our vendors could have a material adverse effect on our business.

Our results may be adversely affected by fluctuations in raw materials, energy and transportation costs and currency exchange rates.

Increases in the prices of the components and raw materials used in our products and other costs such as transportation could negatively affect the sales of our merchandise and our product margins. For example, in recent periods the cost of our products have come under pressure from increased prices for raw materials and shipping and other costs including in part as a result of the COVID-19 pandemic. Our business may also be affected by changes in currency exchange rates and as we expand our business internationally, we may be increasingly exposed to risks related to currency values. Changes in prices for raw materials, energy and transportation and fluctuations in exchange rates are dependent on a number of factors beyond our control, including macroeconomic factors that may affect commodity prices (including prices for oil, lumber and cotton); changes in supply and demand; general economic conditions; inflation; significant political events; labor costs; duties and tariffs and other similar factors. Depending on the nature of changes in these different factors that affect our business, we may experience an adverse impact on our business for different reasons including increased costs of operation or lower demand for our products. Changes in the value of the U.S. dollar relative to foreign currencies, including the Chinese Yuan, may increase our vendors’ cost of business and ultimately our cost of goods sold and our selling, general and administrative costs. If we are unable to pass such cost increases on to our customers or the higher cost of the products results in decreased demand for our products, our results of operations could be harmed.

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

We lease nearly all of our retail store locations, our outlet stores, our corporate headquarters, other storage and office space, and our distribution and home delivery facilities. The initial lease term of our retail locations generally ranges from ten to fifteen years, and certain leases contain renewal options for anywhere from ten to twenty-five years. The initial lease term for one of our future Design Galleries is forty-six years and contains a renewal option for five years. Most leases for our retail locations provide for a minimum rent, typically including escalating rent amounts, plus a percentage rent based upon sales after certain minimum thresholds are achieved, as well as common area maintenance charges, real property insurance and real estate taxes.

18 | FORM 10-K	PART I

We are currently pursuing several other models for the transformation of our real estate beyond a traditional leasing approach including a real estate development model, a joint venture model and a capital light model. While these alternative models are designed to achieve superior financial returns to traditional real estate lease structures for a retail business, some of these new ways of operation will expose us to a range of different risks. Various aspects of our multi-tier real estate strategy may expose us to new forms of risk versus our traditional leasing model. Our strategies include (1) our “capital light” leasing deals, where a substantial portion of the capital requirement would be funded by the landlord; (2) our real estate development model where we expect either to do a sale-leaseback transaction or to pre-sell the property and structure the transaction such that the capital to build the project is advanced by the buyer during construction; and (3) various joint venture approaches, where we share the upside of the development with third parties including the developer/landlord.

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

These new approaches might cause us to pursue complicated real estate transactions and may require additional capital investment and could present different risks related to the ownership and developments of real estate compared to those risks associated with a traditional store lease with a landlord, including greater financial exposure if our plans for the relevant real estate are not as successful as we originally anticipate or if the value of the real estate we acquire or invest in subsequently decreases. Pursuing multiple different paths for addressing our real estate needs may create various other risks including increased complexity and challenges related to the time and costs of real estate development and construction as well as the need for additional capital and risks related to resale of real estate projects. These risks could distract our senior leadership team’s focus, strain our operational resources and personnel, or expose us to new regulatory or tax regimes in which we must develop expertise.

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

PART I	FORM 10-K | 19

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

We have experienced delays in opening some new stores and may experience further delays in the future. We also have incurred higher levels of capital and other expenditures associated with the opening of some of our new Gallery locations. In addition, construction costs and the price of building materials related to construction have experienced substantial price increases in recent years. While we are adopting various measures to improve the efficiency and effectiveness of our real estate development efforts with respect to opening new Galleries, the strategies may not be effective and may not have the effects that we anticipate. Any of the above challenges or other similar impediments could delay or prevent us from completing store openings and adversely affect the return on investment that we target from these initiatives. To the extent that we experience delays in the opening of a store or cost overruns, our results of operations will be negatively affected as we could incur various costs during a delay without associated store revenue at such location and such delays and increased costs could impact our overall return on investment and profit goals for some locations. Unfavorable economic and business conditions and other events could also interfere with our plans to expand or modify store footprints. Changes in regulation or increases in building or construction costs including with respect to the cost of building materials could result in unanticipated increases in real estate development costs or delays in the completion of our real estate projects. Our failure to effectively address challenges such as those listed above could adversely affect our ability to successfully open new stores or change our store footprint in a timely and cost-effective manner and could have a material adverse effect on our business, results of operations and financial condition.

20 | FORM 10-K	PART I

Reductions in the volume of mall and other in-store traffic or the closing of shopping malls as a result of changing demographic patterns could adversely affect our sales.

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

We are currently engaged in efforts to improve the quality of our customer experience, which includes making changes to the way in which we operate our distributions centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network. Additionally, we are in the process of architecting and implementing a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and enhanced corporate decision data. Some of these efforts may require us to make significant expenditures in periods in the near term, which may also have a negative effect on our results of operations if there is no associated increase in revenues or decrease in returns or if any such effect is less than anticipated. There can be no assurance however that any of these efforts will be successful or that we will not encounter additional difficulties in achieving higher levels of customer satisfaction.

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

PART I	FORM 10-K | 21

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

We completed convertible debt financings in fiscal 2014 ($350 million), fiscal 2015 ($300 million), fiscal 2018 ($335 million) and fiscal 2019 ($350 million) for an aggregate principal amount of $1,335 million. We have completed repayment of the first two of these convertible notes financings in connection with their final maturity in an aggregate principal amount of $650 million. In addition, holders of a substantial portion of the remaining two series of convertible notes have elected to exercise the early conversion option applicable with respect to these convertible notes. We had $294 million remaining in aggregate principal amount of these remaining two series of convertible notes outstanding as of January 29, 2022. Based upon the strength in our common stock price, we expect that holders of these remaining two series of convertible notes may continue to elect early conversion of such notes in advanced of the scheduled maturity dates.

On October 20, 2021, RHI entered into a Term Loan Credit Agreement with respect to an initial term loan in an aggregate principal amount equal to $2.0 billion with a maturity date of October 20, 2028. Our existing indebtedness and any other indebtedness we may incur in the future could have significant consequences on our future operations and financial results, including:

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

22 | FORM 10-K	PART I

We will have significant capital requirements for the operation of our business in the near term if we are to continue to pursue all of our current business initiatives. We have substantial capital requirements related to investments in our business, our real estate strategy, our international expansion, the development of new businesses and our significant number of concurrent initiatives. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2021, our adjusted capital expenditures were $254 million, inclusive of cash received related to landlord tenant allowances of $22 million. The exact scope of our capital plans in future fiscal years, including fiscal 2022, will depend on a variety of factors including the level of gross capital expenditures that we undertake in our business, the amount of any proceeds from the sale of assets, including sales of real estate, and the way that our business performs. We may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities.

At various times we have elected to incur substantial levels of aggregate indebtedness in connection with our business including in connection with our share repurchase program. Although we have previously been successful in reducing such indebtedness due in part to the strong cash flow of our business, we may in the future elect to incur further debt in addition to the $2.0 billion of debt that we raised in October 2021 in connection with our Term Loan Credit Agreement. Existing and future increases in debt and in the aggregate level of our indebtedness could expose us to greater risks in the event of a financial or operational downturn or other events including unanticipated adverse developments that affect our financial performance or the ability to access financial markets. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital. Our ability to raise funds will depend in part on the capital markets and our financial condition at such time and we cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may not be able to meet our payment obligations under our convertible senior notes and other debt obligations. We may also be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

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

The success of our business depends upon our ability to retain continued service of certain key personnel, particularly our Chairman and Chief Executive Officer, Gary Friedman, and our ability to attract and retain additional qualified key personnel in the future. We have experienced a number of changes in our senior leadership in recent years and face risks related to losses of key personnel and to any such changes that occur in key senior leadership positions. Any disruption in the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. These changes could also increase the volatility of our stock price.

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

PART I	FORM 10-K | 23

Competition for qualified employees and personnel is intense, particularly in the retail and hospitality industry. In addition, the San Francisco Bay Area, where our headquarters are located, is a high cost of living location in which there is vigorous competition for qualified personnel. The process of identifying personnel with the combination of skills and attributes required to carry out our goals is often lengthy and the cost of securing the right talent can be substantial. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified senior leadership, marketing and sales personnel, and store managers, and upon the continued contributions of these people. In addition, our complex operations require the services of qualified and experienced senior leadership personnel, with expertise in the areas including information technology and supply chain management. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, we are pursuing a dynamic business model which is subject to a number of new business initiatives as we seek to optimize our business and financial performance. As a result of the ongoing evolution of our business, we frequently implement changes to our organizational design in order to more closely align our senior leadership structure with the needs of the business. In connection with such changes to our senior leadership structure, we also implement changes in personnel and reductions in force as a result of which we may incur severance costs and other reorganization charges and expenses. Changes in our organizational structure may also have an impact on retention of personnel.

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

Material damage to, or interruptions in, information systems as a result of external factors, staffing shortages, cybersecurity breaches or cyber fraud, or difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations, and we may be exposed to risks and costs associated with protecting the integrity and security of our customers’ information.

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

Over the last several years, there has been a substantial increase in the scope of reported cybersecurity attacks. During this time, we have experienced numerous cybersecurity attacks and have had to expend increasing amounts of human and financial capital to address this issue. We expect that these cybersecurity attacks will continue and that the scope of sophistication of these efforts may increase in future periods. While we aim to remediate known vulnerabilities on a timely basis, and to adopt countermeasures to address risks, we do not expect that our efforts will eliminate these risks or result in 100% success in thwarting attacks. Any failure to address vulnerabilities in a timely and comprehensive matter, including shortcomings in our efforts to timely replace and upgrade network equipment, servers, or other technology assets, could result in a successful breach of our systems.

Our operations are also dependent on the information technology systems and cybersecurity measures of third parties including our vendors, a number of whom have experienced cybersecurity attacks. In addition, our information systems can face risks to the extent we acquire new businesses but are not able to quickly or comprehensively integrate such acquired businesses into our policies and procedures for addressing cybersecurity risks or identify and address weaknesses in such acquired entity’s information systems, which risks may be compounded to the extent the information systems of an acquired entity are integrated with ours, thus providing access to a broader set of sensitive customer information through a compromised network at the acquired entity level.

24 | FORM 10-K	PART I

In addition, for our business to function successfully, we and other market participants must be able to handle and transmit confidential and personal information securely, including in customer orders placed through our website. That information includes data about our customers, including personally identifiable information and credit card information, as well as sensitive information about our vendors and workforce, including social security numbers and bank account information. Various jurisdictions have enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. For example, the EU General Data Protection Regulation (“GDPR”), which took effect in May 2018, and the California Consumer Privacy Act, which took effect in January 2020, impose stringent requirements on how we and third parties with whom we contract collect and process personal information, and provide for significant penalties for noncompliance. These laws have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amount in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, results of operations and financial condition could be adversely affected. We may also incur legal costs if we are required to defend our methods of collection, processing and storage of personal data. Investigations, lawsuits, or adverse publicity relating to our methods of handling personal data could result in increased costs and negative market reaction.

If our systems, or those of third parties on whom are business depends, are damaged, interrupted or subject to unauthorized access, information about our customers, vendors or workforce could be stolen or misused. Any security breach could expose us to risks of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business. We may be subject to one or more claims or lawsuits related to the intentional or unintentional release of confidential or personal information, including personally identifiable information about our customers, vendors or workforce. In addition to the possibility of fines, lawsuits and other claims, we could be required to expend significant resources to change our business practices or modify our service offerings in connection with the protection of personally identifiable information, which could have a material adverse effect on our business. Any breach could also cause consumers to lose confidence in the security of our website and information technology systems and choose not to purchase from us.

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

PART I	FORM 10-K | 25

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

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nevertheless, our products have in the past (including during fiscal 2021) been, and may in the future be, subject to recall for product safety and compliance reasons. Our efforts to address the sources of these product recalls, including those due to products sourced from our vendors, may not be successful and we may continue to face additional product recalls. Concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims. To the extent future product recalls create a negative public perception of our business, we could face reputational harm or could be subject to elevated levels of legal claims. There can be no assurance that we will have the benefit of adequate insurance or payments from third parties including our product vendors in order to address losses and expenses that we may incur in connection with product recalls. Not all of the costs and expenses that we have previously incurred in connection with product recalls have been covered by insurance or reimbursement from third parties including our product vendors. We and our product vendors may be unable to obtain such insurance or the insurance may be prohibitively expensive and any coverage that is available may be inadequate to cover costs we incur in connection with product recalls.

Legislators and regulators in the U.S., Canada and the U.K., where our products are sold, continue to adopt new product laws and regulations. These new laws and regulations have increased or likely will increase the regulatory requirements governing the manufacture and sale of certain of our products as well as the potential penalties for noncompliance. In addition, product recalls, removal of products, product compliance enforcement actions and defending product liability claims can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, any of which could have a material adverse effect on our business and results of operations.

We are involved in legal and regulatory proceedings from time to time that may affect our Company and/or our senior leadership including litigation, claims, investigations and regulatory and other proceedings, which could distract senior leadership from our business activities and result in significant liability.

From time to time, we and/or members of our senior leadership team are involved in legal and regulatory proceedings including litigation, claims, investigations and regulatory and other proceedings related to a range of matters in connection with the conduct of our business, including (i) privacy and data security, (ii) our labor and employment practices, including laws related to discrimination, wages and benefits, ERISA and disability claims, (iii) intellectual property issues with respect to copyright, trademarks, patents and trade dress, (iv) trade and business practices including unfair competition and unfair business practices, (v) consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers, (vi) product safety and compliance including products liability, product recalls personal injury, (vii) advertising and promotion of products and services, including class actions and regulatory actions related to advertising, (viii) compliance with securities laws including class actions related to allegations of securities fraud, (ix) taxation, (x) contractual disputes, and (xi) health and safety regulations.

26 | FORM 10-K	PART I

Claims and legal proceedings may involve arbitration, mediation, private litigation, class action matters, derivative claims, internal and governmental investigations and enforcement matters. We are subject to regulatory oversight and legal enforcement by a range of government and self-regulatory organizations including federal, state and local governmental bodies both within the U.S. and in other jurisdictions where we operate such as, among others, the Equal Employment Opportunity Commission, the CPSC, the Federal Trade Commission, the Department of Labor, the SEC, FINRA, the NYSE, the Department of Justice and numerous state and local governmental authorities including state attorney generals and state agencies. Litigation against us, depending on the outcome of such claims, could lead to further claims and proceedings including on new and otherwise unrelated matters, for example by attracting the attention of plaintiff’s firms or of regulators.

In the past we have faced certain securities litigation matters, including securities class action cases that were consolidated by the court (the “Class Action Case”) and certain related legal proceedings (collectively, the “Derivative Case”)and various governmental investigations including with respect to trading in our securities. We settled the Class Action Case, and the court granted final approval of the Class Action Case settlement on October 25, 2019 and entered a final judgment dismissing the action, and such settlement has been funded entirely by our insurance carriers. On March 24, 2020, we reached an agreement in principle to settle the Derivative Case and subsequently entered into a stipulation of settlement that was preliminarily approved by the Court on August 3, 2020. The settlement involved certain non-monetary terms as well as payment of the plaintiffs’ attorneys’ legal fees, which payment was funded entirely by our insurance carriers. On October 6, 2020, the Court held a final settlement hearing. On December 18, 2020, the court granted final approval of the settlement and entered a final judgment dismissing the action.

Legal proceedings and investigations often involve complex factual, legal and other issues, which are subject to risks and uncertainties and which could require significant leadership time that could otherwise be focused on our operations. Furthermore, legal proceedings and investigations where the related matters under review involve members of our leadership team could distract our senior leadership from the operation of our business, damage the reputation of our leadership team and otherwise materially adversely affect our operations and leadership morale. Litigation, investigation and other claims and regulatory proceedings against or involving members of our senior leadership team or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation. We maintain insurance for legal proceedings but there can be no assurance that such insurance will be available for the payment of all or any portion of the costs associated with any particular investigation, legal proceedings or other claims against us, or that coverage under any such insurance will be adequate to fund the full cost of any such legal proceedings including the costs of investigation, defense and resolution of any such legal proceedings.

Intellectual property claims by third parties or our failure or inability to protect our intellectual property rights could diminish the value of our brand and weaken our competitive position.

Third parties have in the past asserted, and may in the future assert, intellectual property claims against us, particularly as we expand our business to include new products and product categories, and expand in new geographic markets, where intellectual property laws and rights differ. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert senior leadership resources. Successful infringement claims against us could result in significant monetary liability and prevent us from selling some of our products or using some of our trademarks in certain geographic markets. In addition, resolution of claims may require us to redesign some of our products, license rights from third parties or stop selling some of our products altogether, or to cease using some of our trademarks, which could have a material adverse impact on our business, financial condition or results of operations. We currently rely on a combination of copyright, trademark, patent, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We believe that our trademarks, copyrights (including in photographs, Source Books and our website), and other proprietary rights have significant value and are important to identifying and differentiating our brand and certain of our products from those of our competitors and creating and sustaining demand for certain of our products. We have from time to time encountered other retailers selling products substantially similar to our products or misrepresenting that the products such retailers were selling were our products. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of our rights by others, including imitation of our products and misappropriation of our images and brand, particularly in jurisdictions that do not have strong intellectual property protection or in which we do not have strong rights. The costs of defending and enforcing our intellectual property assets may incur significant time and legal expense, and we may not be entirely successful in protecting our assets, enforcing our rights or collecting on judgments as a prevailing party. If we are unable to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position could suffer.

PART I	FORM 10-K | 27

Compliance with laws, including laws relating to our business activities outside of the U.S., may be costly, and changes in laws could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, e-commerce, privacy, health and safety, real estate, environmental and zoning and occupancy laws, intellectual property laws and other laws and regulations that regulate retailers, food and beverage providers or otherwise govern our business. In addition, to the extent we expand our operations as a result of engaging in new business initiatives or product lines, pursuing our multi-tier real estate strategy or expanding into new international markets, we may become subject to new regulations and regulatory regimes. We may need to continually reassess our compliance procedures, personnel levels and regulatory framework in order to keep pace with the numerous business initiatives that we are pursuing, and there can be no assurance that we will be successful in doing so. If the regulations applicable to our business operations were to change or were violated by us or our vendors or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and harm our business and results of operations. In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. In addition, as a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. Changes to U.S. health care laws, or potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations, could result in increased direct compliance costs for us (or may cause our vendors to raise the prices they charge us in order to maintain profitable operations because of increased compliance costs), increased transportation costs or reduced availability of raw materials.

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

Currently, none of our employees are represented by a union. However, our employees have the right at any time to form or affiliate with a union, and union organizational activities have occurred from time to time. We cannot predict the negative effects that any future organizing activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations. In addition, one of our key value-driving strategies involves the development and introduction of new Gallery locations. We pursue a range of different real estate development models for these projects. In a number of these projects, we perform a significant role in various aspects of the design and construction of the Gallery location. Both we and third party contractors that we use in these construction projects may be subject to efforts and activities by organized labor to drive the hiring of union labor on these projects. To the extent that union workers are not involved in these projects, we and our third party contractors may be subject to picketing and other labor actions that could affect our business including protests in front of our Gallery locations in order to discourage our customers from entering our stores, which could adversely affect our business at those locations and our results of operations, including our same-store sales metrics. In addition, to the extent that we become more directly involved in additional aspects of the construction work at our Gallery locations, we could be subject to additional pressure from organized labor including union organizing efforts.

28 | FORM 10-K	PART I

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. It is difficult to predict the impact of future changes to accounting principles or current accounting practice and the exact impact of such changes may not be what we anticipate. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, we adopted Accounting Standards Update 2016-02—Leases (Topic 842) in the first quarter of fiscal 2019, the adoption of which materially impacted our financial statements including (i) our consolidated balance sheets due to the initial recognition of right of use assets and lease liabilities for our operating and finance lease arrangements, (ii) our consolidated statements of income, specifically cost of goods sold and interest expense—net, primarily due to the change from the build-to-suit lease transactions under the previous accounting guidance to the new finance lease classification treatment, and (iii) our cash flows due to amortization and interest expense for our operating and finance lease arrangements and classification of landlord assets under construction. For information regarding recently issued accounting pronouncements, refer to “Recently Issued Accounting Standards” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in completing or realizing the expected benefits of such acquisitions.

As part of exploring growth opportunities, we may from time to time seek to acquire value-creating, add-on businesses that we believe will broaden our existing position and market reach and have completed several different acquisitions in recent years. For example, in fiscal 2016, we acquired a controlling interest in Waterworks. In the fourth quarters of fiscal 2018 and fiscal 2017, we recorded goodwill impairment charges of $17 million and $34 million, respectively, with respect to Waterworks due to indicators identified in the fourth quarters of fiscal 2018 and fiscal 2017 that there could be an impairment of the Waterworks reporting unit. In addition, in the first quarter of fiscal 2020 and fourth quarter of fiscal 2018, we recorded tradename impairment charges of $20 million and $15 million, respectively, with respect to Waterworks due to indicators identified in the first quarter of fiscal 2020 and fourth quarter of fiscal 2018 that there could be an impairment of the Waterworks reporting unit. Refer to Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K. There can be no assurance that the Waterworks business will meet its future operating or financial objectives and if its results do not improve we may recognize additional charges related to this business and our financial results of operation may be adversely affected. Furthermore, there can be no assurance that in the future we will be able to find suitable businesses to purchase if we choose to acquire additional businesses, that we will be able to acquire such businesses on acceptable terms, that we will be successful in realizing the benefits of any acquisition we pursue or that any of the businesses which we acquire will meet our objectives. If we are unsuccessful in any such acquisition efforts, then our ability to continue to grow at rates we anticipate could be adversely affected. The success of any completed acquisition will depend on our ability to effectively manage the business after the acquisition.

PART I	FORM 10-K | 29

Our total assets include intangible assets with an indefinite life, goodwill, tradename, trademarks, and other intellectual property, and substantial amounts of long-lived assets, principally property and equipment and lease right-of-use assets. Changes to estimates or projections used to assess the fair value of these assets, or results of operations that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could adversely affect our results of operations.

Our total assets include intangible assets with an indefinite life, goodwill, tradename, trademarks and domain names, patents, copyrights, trade secrets, and substantial amounts of property and equipment and lease right-of-use assets. We evaluate these long-lived assets for possible impairment annually or earlier if impairment indicators exist and make certain estimates and projections in connection with the impairment analyses for these long-lived assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges were significant, our results of operations would be adversely affected. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10 K.

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

30 | FORM 10-K	PART I

Our operations are subject to risks of natural or man-made disasters, acts of war, terrorism or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural or man-made disasters or other similar events, including floods, hurricanes, earthquakes, widespread illness, fires, loss of power, interruption of other utilities, industrial accidents, social unrest and riots. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of disasters, including fires and earthquakes that could disrupt our operations and affect our results of operations, and there is evidence that extreme weather, extended drought and shifting climate patterns have intensified the frequency and severity of wildfires in California. Many of our vendors are also located in areas that may be affected by such events. Moreover, geopolitical or public safety conditions which affect consumer behavior and spending, economic conditions, global trade or overall business conditions may adversely affect our business. Terrorist attacks, armed conflict such as what has been occurring in Ukraine, or other hostilities, or threats thereof, in the U.S. or in other countries around the world, as well as future events occurring in response to or in connection with such events and circumstances, could again result in reduced levels of consumer spending or other adverse effects on business conditions. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

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

macroeconomic conditions including inflation and factors affecting the housing market;

quarterly variations in our results of operations compared to market expectations;

changes in preferences of our customers;

announcements of new products or significant price reductions by us or our competitors;

size of our public float and the price per share of our common stock;

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

natural or man-made disasters or other similar events including health issues such as COVID-19;

PART I	FORM 10-K | 31

issuances or expected issuances of capital stock; and

global economic, legal and regulatory changes unrelated to our performance.

In the future, we may issue our securities in connection with financings or acquisitions. The amount of shares of our common stock issued in connection with financings or acquisitions could result in dilution to our shares of common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could adversely affect the price of our common stock and impair our ability to use common stock or other instruments linked to our common stock as a means of obtaining future financing.

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

32 | FORM 10-K	PART I

We face various risks in connection with our share repurchase program.

We have previously allocated a substantial amount of capital to the repurchase of shares of our common stock in open market stock repurchases. Although we believe that such allocation of capital has been very beneficial to our investors, there can be no assurance that future decisions to allocate capital to the repurchase of our shares of common stock or other equity linked instruments will be a beneficial long-term decision for investors in our common stock. We may face a variety of risks associated with allocation of capital to repurchase of our securities including the incurrence of substantial indebtedness to fund such repurchases, the possibility that prices at which we purchase securities will not represent a good investment for our remaining securities holders or the possibility that we allocate capital to such repurchases would mean that adequate investments are not available for other aspects of our business. The amount, timing and execution of our share repurchase program from time to time may fluctuate based on our priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment of debt. Changes in our business operations and financial results, regulatory and other legal developments including potential changes in tax laws could also impact our share repurchase program and other capital activities.

Expectations of our company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, customers and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. We expect that an increased focus on ESG considerations will affect some aspects of our operations, particularly as we expand into new geographic markets. There are a number of constituencies that are involved in a range of ESG issues including investors, special interest groups, public and consumer interest groups and third party service providers. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change in the U.S. and differ in our new geographic markets, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make substantial investments in matters related to ESG which could require significant investment and impact our results of operations. Any failure in our decision-making or related investments in this regard could affect consumer perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

PART I	FORM 10-K | 33

In addition, we expect that many investors in, including future purchasers of, the Notes may employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors could implement such a strategy by selling short the common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. Further, investors in the Notes may periodically modify their arbitrage strategies with respect to the Notes or modify their hedge positions with respect to the Notes from time to time. The hedge counterparties and/or their respective affiliates also may periodically modify their hedge positions from time to time (and are likely to do so during the conversion period relating to any conversion of the Notes or following any repurchase of Notes by us on any fundamental repurchase date or otherwise). Such modifications may be implemented by entering into or unwinding various derivatives with respect to our common stock, and/or by purchasing or selling shares of our common stock or other securities of the Company in secondary market transactions and/or open market transactions. The effect, if any, of these transactions and activities on the market price of our common stock or the trading prices of the Notes (which could affect a noteholder’s ability to convert the Notes or the amount and value of the consideration received upon conversion of the Notes) will depend in part on market conditions and cannot be ascertained at this time.

It is not possible to predict the exact effect that these hedging or arbitrage strategies adopted by holders of the Notes or counterparties to the Bond Hedge and Warrants as well as other market participants will have on the market price of our common stock. These activities could increase (or reduce the size of any decrease in) the market price of our common stock or the Notes. The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any changes in government regulations or other factors that affect the manner in which third parties can engage in hedging strategies, including entering into short sales or swaps on our common stock, could adversely affect the trading prices and the liquidity of the Notes and/or our common stock.

Taken together, the Bond Hedge and Warrants are intended, but not guaranteed, to offset any actual earnings dilution that could occur upon delivery of shares of common stock to satisfy to our conversion obligation under the Notes until our stock price exceeds the strike price of the Warrants. For the 2024 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $338.24 per share, the strike price of the 2024 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2024 Notes. For the 2023 Notes, the corresponding Bond Hedge and Warrants are intended to limit the earnings dilution that our stockholders would experience until the Company’s common stock is above approximately $309.84 per share, the strike price of the 2023 Notes warrant transactions, which represented a 100% premium over the closing price of our common stock at the time we entered into the Bond Hedge and Warrants related to the 2023 Notes. To the extent that the share price for our common stock continues to trade above the applicable exercise price of each series of Warrants related to each series of Notes, these instruments will have a dilutive effect with respect to our common stock. A large amount of holders of the 2023 Notes and 2024 Notes have elected early conversion into shares of our common stock due to market conditions in which our common stock has traded at prices well in excess of the applicable conversion prices for such notes. Upon conversion of such notes, the applicable Bond Hedge with respect to such notes will be terminated while the corresponding Warrants will remain outstanding in accordance with the terms of the Warrants.

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

34 | FORM 10-K	PART I

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including in connection with the conversion of the Notes, and thereby materially and adversely affect the market price of our common stock and the trading prices of the Notes.

We are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock during the life of each of the Notes. If we issue additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock and, in turn, the trading prices of the Notes. In addition, the conversion of some or all of the Notes may dilute the ownership interests of existing holders of our common stock, and any sales in the public market of any shares of our common stock issuable upon such conversion of the Notes could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock. For example, in fiscal 2020 we issued a substantial number of shares of common stock in settlement of the Warrants related to the $300 million of 0.00% convertible senior notes that were issued in June and July 2015.

The fundamental change provisions of the Notes and the terms of the Bond Hedge and Warrants may delay or hinder an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights allow holders of the Notes to require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change. The provisions of the indenture governing the Notes requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change, including certain corporate transactions such as a change in control, may result in a change in the value of the Notes. Additionally, upon certain change of control transactions, the offsetting Bond Hedge and Warrants that we entered into at the time we issued the Notes may be exercised and/or terminated early. As a result of these provisions, we may be required to make payments to, or renegotiate terms with, holders of the Notes and/or the hedge counterparties.

These features of the Notes and the Bond Hedge and Warrants, including the financial implications of any renegotiation of the above-mentioned provisions, could delay or prevent a change of control, whether or not it is desired by, or beneficial to, our stockholders, and may result in the acquisition of us being on terms less favorable to our stockholders than it would otherwise be, or could require us to pay a portion of the consideration available in such a transaction to holders of the Notes or Warrants or the counterparties to the Bond Hedge.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

PART I	FORM 10-K | 35

ITEM 2.     PROPERTIES

Leased Properties

As of January 29, 2022, we have approximately 1,981,000 leased gross square feet for 27 Design Galleries, 36 legacy Galleries, 1 RH Modern Gallery, 3 RH Baby & Child Galleries and 14 Waterworks Showrooms. We have approximately 1,190,000 leased gross square feet for 38 outlet stores as of January 29, 2022.

The following table summarizes the location and size of our leased fulfillment centers, home delivery center locations and corporate facilities occupied as of January 29, 2022:

LEASED SQUARE FOOTAGE
LOCATION	(Approximate)
RH Furniture Fulfillment Centers
Patterson, California	1,501,000
Baltimore (North East), Maryland	1,195,000
Ontario, California	1,001,000
RH Small-Parcel Fulfillment Center
West Jefferson, Ohio (1)	1,224,000
Home Delivery Center Locations (2)	1,304,000
Waterworks Fulfillment Center
Brookfield, Connecticut	160,000
Corporate Facilities
Corte Madera, California (1) (3)	263,000
Pinole, California (4)	200,000
Danbury, Connecticut (5)	26,000
Other	240,000
(1)	Customer service center and home delivery operations are also performed at this location.
(2)	Includes total approximate leased square footage for 21 separate home delivery center locations.
(3)	Location of RH Headquarters. Includes approximately 10,000 square feet of warehouse space.
(4)	Represents warehouse space.
(5)	Location of Waterworks Headquarters.

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

Owned Property

We own four properties for current and future retail locations, including an approximate 5,400 square foot building that is the location of our Gallery in San Francisco’s Design District, an approximate 54,100 square foot building in England for a future Design Gallery, an approximate 22,100 square foot building in Morris Township, New Jersey for a future Design Gallery, and an approximate 12,500 square foot building in Birmingham, Michigan for a future Design Gallery. The owned properties are part of our RH Segment.

36 | FORM 10-K	PART I

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART I	FORM 10-K | 37

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades under the symbol “RH” on the NYSE.

The number of stockholders of record of our common stock as of January 29, 2022 was 15. This number excludes stockholders whose stock is held in nominee or street name by brokers.

No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

38 | FORM 10-K	PART II

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of RH under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph and table compare the cumulative total stockholder return for our common stock during the five-year period ended January 29, 2022 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on January 27, 2017 in the common stock of RH, the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

	JANUARY 27, 2017	FEBRUARY 2, 2018	FEBRUARY 1, 2019	JANUARY 31, 2020	JANUARY 29, 2021	JANUARY 28, 2022
RH	100.00	352.78	512.23	800.11	1,822.00	1,502.18
NYSE Composite Index	100.00	115.97	109.27	120.66	127.60	145.33
S&P Retailing Select Index	100.00	106.53	102.62	100.57	205.81	186.18

PART II	FORM 10-K | 39

Repurchases of Common Stock

During the three months ended January 29, 2022, we repurchased the following shares of our common stock:

			APPROXIMATE DOLLAR
		AVERAGE	VALUE OF SHARES THAT
		PURCHASE	MAY YET BE
	NUMBER OF	PRICE PER	PURCHASED UNDER THE
	SHARES (1)	SHARE	PLANS OR PROGRAMS (2)
			(in millions)
October 31, 2021 to November 27, 2021	—	$—	$450
November 28, 2021 to January 1, 2022	1,961	$568.03	$450
January 2, 2022 to January 29, 2022	378	$535.94	$450
Total	2,339
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the $950 Million Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019. There were no shares repurchased under this plan during the three months ended January 29, 2022.

ITEM 6.     RESERVED

Not applicable.

40 | FORM 10-K	PART II

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that are subject to risks and uncertainties. Refer to “Special Note Regarding Forward-Looking Statements and Market Data” and Item 1A—Risk Factors in this Annual Report on Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed in Item 1A—Risk Factors and included elsewhere in this Annual Report on Form 10-K.

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for fiscal 2021 and a comparison to fiscal 2020. The discussion for fiscal 2020 and fiscal 2019 has been omitted from this Annual Report on Form 10-K, but is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-K for the fiscal year ended January 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

MD&A is a supplement to our consolidated financial statements within Part II of this Annual Report on Form 10-K and is provided to enhance an understanding of our results of operations and financial condition. Our MD&A is organized as follows:

Overview. This section provides a general description of our business, including the impacts of the COVID-19 pandemic, and describes our key value-driving strategies.

Factors Affecting Our Results of Operations. This section discusses certain factors that affect our results of operations, including our strategic initiatives, our ability to source and distribute products effectively, consumer preferences and demand, overall economic trends and fluctuations in quarterly results.

How We Assess the Performance of Our Business. This section discusses financial and operating measures that affect our results of operations, including net revenues and demand, gross profit and gross margin, selling general and administrative expenses, adjusted operating income, EBITDA, adjusted EBITDA, adjusted net income and adjusted capital expenditures.

Basis of Presentation and Results of Operations. These sections provide our consolidated statements of income and other financial and operating data, including a comparison of our results of operations in fiscal 2021 compared to fiscal 2020, as well as non-GAAP measures we use for financial and operational decision making and as a means to evaluate period-to-period comparisons.

Liquidity and Capital Resources. This section provides an overview of our sources and uses of cash and our financing arrangements, including our credit facilities and debt arrangements, in addition to the cash requirements for our business, such as our capital expenditures.

Critical Accounting Policies and Estimates. This section discusses the accounting policies and estimates that involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, including the significant estimates and judgments used in the preparation of our consolidated financial statements.

Recently Issued Accounting Pronouncements. This section provides a summary of recent authoritative accounting pronouncements that were adopted during fiscal 2021 and that will be adopted in future periods.

PART II	FORM 10-K | 41

Overview

We are a curator of design, taste and style in the luxury lifestyle market. Our curated and fully integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings. We offer dominant merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution, consisting of our retail locations, websites and Source Books. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual and print extensions of our physical spaces. We operate our retail locations throughout the United States, Canada, and the U.K., and have an integrated RH Hospitality experience in 13 of our Design Gallery locations, which includes Restaurants and Wine Bars.

As of January 29, 2022, we operated the following number of Galleries, outlets and Showrooms:

COUNT
RH
Design Galleries	27
Legacy Galleries	36
Modern Galleries	1
Baby & Child and TEEN Galleries	3
Total Galleries	67
Outlets	38
Waterworks Showrooms	14

For more information on our company and operations, refer to Item 1—Business.

COVID-19 Pandemic

We have experienced a significant improvement in our business during fiscal 2021 despite the ongoing challenges presented by the COVID-19 pandemic and the disruption it has caused in our business operations beginning in the first quarter of fiscal 2020 and throughout fiscal 2021. Our performance demonstrates both the desirability of our exclusive products and our ability to overcome supply chain challenges, including port delays, which impacted our ability to convert business demand into revenues at normal historical rates. We have continued to navigate changes in operational restrictions based upon changes in local conditions and regulations, and as pandemic-related restrictions continue to be lifted in fiscal 2022 we may see consumer spending patterns shift away from spending on the home and home-related categories, such as home furnishings, and consumers return to pre-COVID consumption trends, such as spending on travel and leisure, and other activities.

Key Value-Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies and business initiatives:

Product Elevation. We have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve industry-leading revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Beach House, RH Ski House, RH Outdoor, RH Baby & Child, RH TEEN and Waterworks. Our strategy to elevate the design and quality of our product will continue as we introduce RH Contemporary in 2022. We also have plans to introduce RH Couture Upholstery, RH Bespoke Furniture and RH Color over the next several years.

42 | FORM 10-K	PART II

Gallery Transformation. Our product is elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market will unlock the value of our vast assortment, generating a revenue opportunity for our business of $5 to $6 billion in North America. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into most of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

Brand Elevation. We are evolving the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of Products, Places, Services and Spaces designed to elevate and render our product more valuable while establishing the RH brand as a thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. Additionally, we are creating bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley, RH1 & RH2, our private jets, and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally our multi-year effort began with the reimagination of our Center of Innovation & Product Leadership to incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation. Externally our strategy is designed to come to life digitally as we launch The World of RH, an online portal where customers can explore and be inspired by the depth and dimension of our brand. The World of RH will include rich, immersive content with simplified navigation and search functionality, all designed to enhance the shopping experience and render our product and brand more valuable. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be.

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that the pursuit of global expansion will provide RH a substantial long-term market opportunity to build a $20 to $25 billion global brand over time. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally with the objective of launching international locations in Europe, beginning in 2022 with the opening of RH England, The Gallery at the Historic Aynhoe Park. We have secured a number of locations in various markets in the United Kingdom and continental Europe for future Design Galleries and are in lease or purchase negotiations for additional locations.

Factors Affecting Our Results of Operations

We have experienced a significant improvement in our business during fiscal 2021 despite the ongoing challenges presented by the COVID-19 pandemic and the disruption it has caused in our business operations beginning in the first quarter of fiscal 2020 and throughout fiscal 2021. Substantially all of our retail locations were open for most of fiscal 2021 and demand for our products has been strong, resulting in our record financial performance achieved in fiscal 2021. The emergence of new variants such as the “Delta” and “Omicron” variants have continued to present new challenges, especially constraints in our supply chain, including port delays, which have resulted in some delays in our ability to convert business demand into revenues at normal historical rates. We anticipate that the backlog of orders for merchandise from our vendors, coupled with business conditions related to the evolving nature of the pandemic, will continue to adversely affect the capacity of our vendors and supply chain to meet our merchandise demand levels for at least the next several quarters. Our performance demonstrates both the desirability of our exclusive products and our ability to overcome supply chain challenges that we continue to experience. For more information, refer to Item 1A—Risk Factors—The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.

Apart from the impact of the COVID-19 pandemic on our business operations and on macroeconomic conditions, below are certain factors that affect our results of operations.

PART II	FORM 10-K | 43

Our Strategic Initiatives. We are in the process of implementing a number of significant business initiatives that have had, and will continue to have, an impact on our results of operations.

As a result of the number of current business initiatives we are pursuing, we have experienced in the past and may experience in the future significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the short term and may amplify fluctuations in our growth rates from quarter to quarter. Delays in the rate of opening new Galleries and in pursuit of our international expansion as a result of COVID-19 have resulted in delays in the corresponding increase in revenues that we experience as new Design Galleries are introduced. In addition, we anticipate that our net revenues, adjusted net income and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand and our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise to match market demand from our customers, leading to higher levels of customer back orders and lost sales. For example, a number of our vendors have experienced delays in production and shipment of merchandise orders related to direct and indirect effects of the COVID-19 pandemic. In addition, as we introduce new products and expand our merchandise assortments into new categories, we expect to experience delays in the production of some new offerings, as we have had similar experiences during prior periods when we adopted substantial newness in our business such as with the introduction of RH Modern in 2015. During fiscal 2021 and 2020, the lag in manufacturing and inventory receipts related to the COVID-19 pandemic, together with dislocations in our supply chain, resulted in some delays in our ability to convert demand into revenues, and our global supply chain has not fully recovered from the impact of this dislocation. While we expect this dislocation to be resolved in the near term, there can be no assurance as to the exact course that the recovery in our supply chain will take and a number of factors could contribute to further complications in our supply chain, including COVID-19 developments in countries where our vendors produce merchandise. Based on total dollar volume of purchases for fiscal 2021, 69% of our products were sourced from Asia, with 34% sourced from China, 15% from the U.S. and the remainder from other countries and regions. For more information, refer to Item 1A—Risk Factors—The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate.

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

44 | FORM 10-K	PART II

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our net revenues are affected by general economic conditions including conditions that affect the housing market. For example, reduced consumer confidence and lower availability and higher cost of consumer credit reduce demand for our products and limit our ability to increase prices or sustain price increases. We have determined that our customer purchasing patterns are influenced by economic factors including the health and volatility of the stock market. We have seen that previous declines in the stock market and periods of high volatility have correlated with a reduction in consumer demand for our products and may continue in future periods. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, but that our sales are particularly affected by the health of the higher-end customer and demand levels from that customer demographic. While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for the first-time home buyer, the higher-end of the housing market may be disproportionately influenced by other factors, including stock market prices, restrictions on travel due to the COVID-19 pandemic, the number of second and third homes being bought and sold, the number of foreign buyers in higher-end real estate markets in the U.S., tax policies and interest rates, and the perceived prospect for capital appreciation in higher-end real estate. Shifts in consumption patterns linked to the reopening of businesses in light of improvements relating to the COVID-19 pandemic may also have an impact on consumer spending in the high-end housing market. We have in the past experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods. These headwinds tied to macroeconomic factors may continue in future quarters. For more information, refer to Item 1A—Risk Factors—Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us, including the health of the high-end housing market, may significantly impact our revenue and results of operations and —The COVID-19 pandemic poses significant and widespread risks to our business as well as to the business environment and the markets in which we operate.

Fluctuation in Quarterly Results. Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, changes in retail locations, the timing of Source Book releases, and the extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

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

We also track “demand” in our business, which is a non-GAAP metric linked to the level of customer orders. Demand is an operating metric that we use in reference to the dollar value of orders placed (orders convert to net revenue upon a customer obtaining control of the merchandise) and excludes exchanges and shipping fees.

Gross Profit and Gross Margin. Gross profit is equal to our net revenues less cost of goods sold. Gross profit as a percentage of our net revenues is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage, inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or net realizable value reserves; inbound freight; all freight costs to get merchandise to our Galleries; design, buying and allocation costs; occupancy costs related to Gallery operations and our supply chain, such as rent and common area maintenance for our leases; depreciation and amortization of leasehold improvements, equipment and other assets in our Galleries and distribution centers. In addition, cost of goods sold includes all logistics costs associated with shipping product to our customers, which are partially offset by shipping income collected from customers (recorded in net revenues on the consolidated statements of income).

PART II	FORM 10-K | 45

Our gross profit and gross margin can be favorably impacted by sales volume increases, as occupancy and certain other costs that are largely fixed do not necessarily increase proportionally with sales volume increases. Changes in the mix of our products may also impact our gross profit and gross margin. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and use product markdowns and our outlets to efficiently sell these products. The timing and extent of markdowns are driven primarily by customer acceptance of our merchandise. The primary drivers of the costs of individual goods are raw materials costs, which fluctuate based on a number of factors beyond our control, including commodity prices, changes in supply and demand, general economic conditions, competition, import duties, tariffs and government regulation, logistics costs (which may increase in the event of, for example, expansions of or interruptions in the operation of our distribution centers, furniture home delivery centers and customer service center or damage or interruption to our information systems) and labor costs in the countries where we source our merchandise. We place orders with merchandise vendors primarily in United States dollars and, as a result, are not currently exposed to significant foreign currency exchange risk.

Our gross profit and gross margin may not be comparable to other specialty retailers, as some companies may not include all or a portion of the costs related to their distribution network and store occupancy in calculating gross profit and gross margin as we and many other retailers do, but instead may include them in selling, general and administrative expenses. In addition, certain of our retail leases are accounted for as finance leases, which result in our recording a portion of the expense related to these agreements in interest expense—net on the consolidated statements of income.

In recent periods we have experienced higher cost of goods sold primarily related to our increased costs of merchandise and inbound freight. Our strategy is to offset these higher costs through price increases, as well as efficiencies in our operations. These cost increases are reasonably likely to continue to affect our business in the future given the current macroeconomic conditions. We plan to refine our strategies to continue to address these impacts as they occur.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll-related expenses, retail expenses other than occupancy and expenses related to many of our operations at our corporate headquarters, including utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes Source Book production, mailing and print advertising costs. All pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new retail locations and outlets, develop new product categories and otherwise pursue our current business initiatives. Selling, general and administrative expenses as a percentage of net revenues are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.

In addition, in recent periods we have experienced increased selling, general and administrative expenses, including certain non-cash compensation expenses and costs associated with asset impairments and lease losses, sale leaseback transactions, reorganizations and product recalls, as discussed in “Basis of Presentation and Results of Operations” below.

Adjusted Operating Income, Adjusted Net Income and Adjusted EBITDA. We believe that adjusted operating income, adjusted net income and adjusted EBITDA are useful measures of operating performance, as the adjustments eliminate non-recurring and other items that are not reflective of underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. We also use adjusted operating income, adjusted net income and adjusted EBITDA as methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations.

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

Refer to “Non-GAAP Financial Measures” below for further information.

46 | FORM 10-K	PART II

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income:

	YEAR ENDED
	JANUARY 29, 2022	% OF NET REVENUES	JANUARY 30, 2021	% OF NET REVENUES	FEBRUARY 1, 2020	% OF NET REVENUES
	(dollars in thousands)
Net revenues	$3,758,820	100.0%	$2,848,626	100.0%	$2,647,437	100.0%
Cost of goods sold	1,903,409	50.6	1,523,095	53.5	1,552,426	58.6
Gross profit	1,855,411	49.4	1,325,531	46.5	1,095,011	41.4
Selling, general and administrative expenses	928,230	24.7	858,673	30.1	732,180	27.7
Income from operations	927,181	24.7	466,858	16.4	362,831	13.7
Other expenses
Interest expense—net	64,947	1.7	69,250	2.5	87,177	3.3
Tradename impairment	—	—	20,459	0.7	—	—
(Gain) loss on extinguishment of debt	29,138	0.8	(152)	—	6,472	0.2
Other expense—net	2,778	0.1	—	—	—	—
Total other expenses	96,863	2.6	89,557	3.2	93,649	3.5
Income before income taxes	830,318	22.1	377,301	13.2	269,182	10.2
Income tax expense	133,558	3.6	104,598	3.6	48,807	1.9
Income before equity method investments	696,760	18.5	272,703	9.6	220,375	8.3
Share of equity method investments losses	(8,214)	(0.2)	(888)	(0.1)	—	—
Net income	$688,546	18.3%	$271,815	9.5%	$220,375	8.3%

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles (“GAAP”), we use non-GAAP financial measures, including adjusted operating income, adjusted net income, EBITDA, adjusted EBITDA, and adjusted capital expenditures (collectively, our “non-GAAP financial measures”). We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains and the tax effect of these adjustments. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision making. The non-GAAP financial measures used by us in this Annual Report on Form 10-K may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

For more information on the non-GAAP financial measures, please see the reconciliation of GAAP to non-GAAP financial measures tables outlined below. These accompanying tables include details on the GAAP financial measures that are most directly comparable to non-GAAP financial measures and the related reconciliations between these financial measures.

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

PART II	FORM 10-K | 47

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020

	(in thousands)
Net income	$688,546	$271,815	$220,375
Income tax expense (1)	133,558	104,598	48,807
(Gain) loss on extinguishment of debt (1)	29,138	(152)	6,472
Interest expense—net (1)	64,947	69,250	87,177
Share of equity method investments losses (1)	8,214	888	—
Other expense—net (1)	2,778	—	—
Tradename impairment (1)	—	20,459	—
Operating income	927,181	466,858	362,831
Non-cash compensation (2)	23,428	117,084	—
Asset impairments and change in useful lives (3)	9,630	12,851	21,899
Recall accrual (4)	1,940	7,370	(3,988)
Reorganization related costs (5)	449	7,027	1,075
(Gain) loss on sale leaseback transaction (6)	—	9,352	(1,196)
Legal settlements (7)	—	—	(1,193)
Gain on sale of building and land (8)	—	—	(333)
Adjusted operating income	$962,628	$620,542	$379,095
(1)	Refer to discussion “Fiscal 2021 Compared to Fiscal 2020” below for a discussion of our results of operations for the year ended January 29, 2022 and January 30, 2021. Information on the year ended February 1, 2020 (fiscal 2019) is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on March 30, 2021.
(2)	The adjustment in fiscal 2021 represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020. The adjustment in fiscal 2020 represents the non-cash compensation charge upon grant date related to an option grant made to Mr. Friedman in October 2020 and amortization in the fourth quarter of fiscal 2020.
(3)	The adjustment in fiscal 2021 represents asset impairments of $9.6 million. The adjustments in fiscal 2020 include asset impairments of $6.6 million, acceleration of depreciation expense of $3.9 million due to a change in the estimated useful lives of certain assets and asset impairment of $2.4 million related to Outlet inventory resulting from retail closures in response to the COVID-19 pandemic. The adjustment in fiscal 2019 includes (i) asset impairments of $9.1 million, (ii) acceleration of depreciation expense of $6.2 million due to a change in the estimated useful lives of certain assets and a $0.5 million charge related to the termination of a service agreement associated with such assets, (iii) an RH Contemporary Art lease impairment of $4.6 million, resulting from an update to both the timing and the amount of future estimated lease related cash inflows, and (iv) other lease impairments of $1.5 million due to early exit of leased facilities.
(4)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims. In fiscal 2021, the recall adjustments increased net revenues by $1.2 million and increased selling, general and administrative expenses by $3.1 million. In fiscal 2020, the recall adjustments decreased net revenues by $1.4 million, increased cost of goods sold by $4.6 million and increased selling, general and administrative expenses by $1.4 million. In fiscal 2019, the recall adjustments increased net revenues by $0.4 million, decreased cost of goods sold by $3.4 million and decreased selling, general and administrative expenses by $0.2 million.
(5)	Represents severance costs and related payroll taxes associated with reorganizations.
(6)	The adjustment in fiscal 2020 represents the loss on a sale-leaseback transaction related to one of our previously owned Design Galleries. The adjustment in fiscal 2019 represents the gain on a real estate sale related to an asset previously classified as held for sale.
(7)	Represents legal settlements, net of related legal expenses.
(8)	Represents the gain on the sale of building and land of one of our previously owned retail Galleries, and other land sales.

48 | FORM 10-K	PART II

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020

	(in thousands)
Net income	$688,546	$271,815	$220,375
Adjustments pre-tax:
(Gain) loss on extinguishment of debt (1)	29,138	(152)	6,472
Non-cash compensation (1)	23,428	117,084	—
Amortization of debt discount (2)	18,477	37,055	42,545
Asset impairments and change in useful lives (1)	9,630	12,851	21,899
Recall accrual (1)	1,940	7,370	(3,988)
Reorganization related costs (1)	449	7,027	1,075
Tradename impairment (1)	—	20,459	—
(Gain) loss on sale leaseback transaction (1)	—	9,352	(1,196)
Legal settlements (1)	—	—	(1,193)
Gain on sale of building and land (1)	—	—	(333)
Subtotal adjusted items	83,062	211,046	65,281
Impact of income tax items (3)	(13,317)	(20,845)	(9,359)
Share of equity method investments losses (1)	8,214	888	—
Adjusted net income	$766,505	$462,904	$276,297
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Under GAAP, certain convertible debt instruments that may be settled in cash on conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes for the $350 million aggregate principal amount of convertible senior notes that were issued in June 2014 (the “2019 Notes”), the $300 million aggregate principal amount of convertible senior notes that were issued in June and July 2015 (the “2020 Notes”), the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we are amortizing as debt discount an amount equal to the fair value of the equity components as interest expense on the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes over their expected lives. The equity components represent the difference between the proceeds from the issuance of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes and the fair value of the liability components of the 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes, respectively. Amounts are presented net of interest capitalized for capital projects of $10 million, $5.3 million and $3.7 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The 2019 Notes matured on June 15, 2019 and the 2020 Notes matured on July 15, 2020 and neither impacted amortization of debt discount post-maturity.
(3)	The adjustment for fiscal 2021 is based on an adjusted tax rate of 16.1%, which excludes the tax impact associated with our share of equity method investments losses. The adjustment in fiscal 2020 is based on an adjusted tax rate of 21.3%, which excludes the tax impact associated with the non-cash compensation charge related to an option grant made to Mr. Friedman in the third quarter of fiscal 2020, the Waterworks reporting unit tradename impairment recorded in the first quarter of fiscal 2020 and our share of equity method investments losses. The adjustment in fiscal 2019 is based on an adjusted tax rate of 17.4%, which is calculated using a 21% normalized tax rate for the first and second quarters and the effective tax rates of 13.7% and 14.9% for the third and fourth quarters, respectively.

PART II	FORM 10-K | 49

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense—net and income tax expense. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020

	(in thousands)
Net income	$688,546	$271,815	$220,375
Depreciation and amortization	96,022	100,040	100,739
Interest expense—net	64,947	69,250	87,177
Income tax expense	133,558	104,598	48,807
EBITDA	983,073	545,703	457,098
Non-cash compensation (1)	48,478	145,704	21,832
(Gain) loss on extinguishment of debt (2)	29,138	(152)	6,472
Asset impairments (2)	9,630	8,835	15,651
Share of equity method investments losses (2)	8,214	888	—
Capitalized cloud computing amortization (3)	3,565	462	—
Other expense—net (2)	2,778	—	—
Recall accrual (2)	1,940	7,370	(3,988)
Reorganization related costs (2)	449	7,027	1,075
(Gain) loss on sale leaseback transaction (2)	—	9,352	(1,196)
Tradename impairment (2)	—	20,459	—
Legal settlements (2)	—	—	(1,193)
Gain on sale of building and land (2)	—	—	(333)
Adjusted EBITDA	$1,087,265	$745,648	$495,418
(1)	Represents non-cash compensation related to equity awards granted to employees, including non-cash compensation charges related to an option grant made to Mr. Friedman in October 2020.
(2)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(3)	Represents amortization associated with capitalized cloud computing costs.

50 | FORM 10-K	PART II

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020

	(in thousands)
Capital expenditures	$185,383	$111,126	$93,623
Landlord assets under construction—net of tenant allowances	68,454	69,508	64,300
Adjusted capital expenditures	$253,837	$180,634	$157,923

Fiscal 2021 Compared to Fiscal 2020

	YEAR ENDED
	JANUARY 29,			JANUARY 30,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$3,593,842	$164,978	$3,758,820	$2,729,422	$119,204	$2,848,626
Cost of goods sold	1,821,174	82,235	1,903,409	1,455,274	67,821	1,523,095
Gross profit	1,772,668	82,743	1,855,411	1,274,148	51,383	1,325,531
Selling, general and administrative expenses	861,794	66,436	928,230	808,383	50,290	858,673
Income from operations	$910,874	$16,307	$927,181	$465,765	$1,093	$466,858

Net revenues

Consolidated net revenues increased $910 million, or 32.0%, to $3.8 billion in fiscal 2021 compared to $2.8 billion in fiscal 2020.

RH Segment net revenues for fiscal 2021 were favorably impacted by $1.2 million and for fiscal 2020 were negatively impacted by $1.4 million, in each case related to product recalls. Excluding the product recall adjustments, consolidated net revenues increased $908 million, or 31.8%, to $3.8 billion in fiscal 2021 compared to $2.8 billion in fiscal 2020. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

RH Segment net revenues

RH Segment net revenues increased $864 million, or 31.7%, to $3.6 billion in fiscal 2021 compared to $2.7 billion in the fiscal 2020. The below discussion highlights several significant factors that resulted in an increase in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues in fiscal 2021 increased due to strong customer demand for our products, aided by elements of our supply chain continuing to catch up with customer demand. RH Segment net revenues in fiscal 2020 were negatively impacted by Gallery closures and macroeconomic conditions resulting from the COVID-19 pandemic, whereby our revenue growth lagged customer demand primarily due to the effects of higher than anticipated demand and disruptions across our global supply chain as a result of COVID-19. RH Segment net revenues in both fiscal 2021 and fiscal 2020 were impacted by product recalls as noted above.

PART II	FORM 10-K | 51

Outlet sales increased $92 million to $279 million in fiscal 2021 compared to $187 million in fiscal 2020. The first half of fiscal 2020 was impacted by pandemic-related retail closures. Additionally, RH Segment net revenues increased in our RH Hospitality business compared to fiscal 2020 due to reduced COVID-19 operational restrictions in fiscal 2021 and new Restaurant openings in fiscal 2021.

Waterworks net revenues

Waterworks net revenues increased $46 million, or 38.4%, to $165 million in fiscal 2021 compared to $119 million in fiscal 2020 due to an increase in demand related to resumed construction activity and significant residential investments by high-end homeowners.

Gross profit

Consolidated gross profit increased $530 million, or 40.0%, to $1.9 billion in fiscal 2021 compared to $1.3 billion in fiscal 2020. As a percentage of net revenues, gross margin increased 290 basis points to 49.4% of net revenues in fiscal 2021 compared to 46.5% of net revenues in fiscal 2020.

RH Segment gross profit for fiscal 2021 was favorably impacted by $1.2 million related to product recalls. RH Segment gross profit for fiscal 2020 was negatively impacted by $5.9 million related to product recalls and includes asset impairments of $2.4 million related to Outlet inventory resulting from retail closures in response to the COVID-19 pandemic.

Excluding the adjustments mentioned above, consolidated gross margin would have increased 250 basis points to 49.3% of net revenues in fiscal 2021 compared to 46.8% of net revenues in fiscal 2020.

RH Segment gross profit

RH Segment gross profit increased $499 million, or 39.1%, to $1.8 billion in fiscal 2021 compared to $1.3 billion in fiscal 2020. As a percentage of net revenues, RH Segment gross margin increased 260 basis points to 49.3% of net revenues in fiscal 2021 compared to 46.7% of net revenues in fiscal 2020.

Excluding the adjustments mentioned above, RH Segment gross margin would have increased 230 basis points to 49.3% of net revenues in fiscal 2021 from 47.0% of net revenues in fiscal 2020. The increase in gross margin was primarily driven by higher product margins in the Core and Outlet businesses and leverage in our RH Segment shipping and occupancy costs in fiscal 2021.

Waterworks gross profit

Waterworks gross profit increased $31 million, or 61.0%, to $83 million in fiscal 2021 compared to $51 million in fiscal 2020. As a percentage of net revenues, Waterworks gross margin increased 710 basis points to 50.2% of net revenues in fiscal 2021 compared to 43.1% of net revenues in fiscal 2020 primarily driven by higher revenues, favorable changes in product mix, and leverage in Waterworks occupancy costs, offset by an increase in shipping costs related to customer deliveries.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $70 million, or 8.1%, to $928 million in fiscal 2021 compared to $859 million in fiscal 2020.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $53 million, or 6.6%, to $862 million in fiscal 2021 compared to $808 million in fiscal 2020.

RH Segment selling, general and administrative expenses for fiscal 2021 included amortization of non-cash compensation of $24 million related to a fully vested option grant made to Mr. Friedman in October 2020, $9.6 million related to asset impairments, $1.7 million related to product recalls and $0.4 million related to severance costs and related payroll taxes associated with reorganizations.

RH Segment selling, general and administrative expenses for fiscal 2020 includes non-cash compensation of $117 million related to an option grant made to Mr. Friedman in October 2020, loss of $9.4 million related to a sale leaseback transaction, $7.0 million related to severance costs and related payroll taxes associated with the termination of associates and a reorganization undertaken in response to the impact of retail closures on our business, $5.0 million related to asset impairments and $3.9 million due to accelerated asset depreciation.

52 | FORM 10-K	PART II

Excluding the adjustments mentioned above, RH Segment selling, general and administrative expenses would have been 23.0% and 24.4% of net revenues for fiscal 2021 and fiscal 2020, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by reduction in costs and leverage in advertising costs due to our decision to not mail the Spring 2021 Source Books, leverage in employment and employment-related costs, as well as leverage in our corporate occupancy expenses, partially offset by increased travel-related costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $16 million, or 32.1%, to $66 million in fiscal 2021 compared to $50 million in fiscal 2020.

Waterworks selling, general and administrative expenses for fiscal 2021 included $1.4 million related to product recalls and for fiscal 2020 included $1.6 million related to asset impairments and $1.3 million related to product recalls.

Excluding the adjustments mentioned above, Waterworks selling, general and administrative expenses would have decreased 30 basis points to 39.4% of net revenues in fiscal 2021 compared to 39.7% of net revenues in fiscal 2020.

Interest expense—net

Interest expense—net decreased $4.3 million in fiscal 2021 compared in fiscal 2020, which consisted of the following in each fiscal year:

	YEAR ENDED
	JANUARY 29,	JANUARY 30,
	2022	2021

	(in thousands)
Amortization of convertible senior notes debt discount	$28,816	$42,372
Finance lease interest expense	26,412	24,011
Term loan interest expense	17,938	—
Amortization of debt issuance costs and deferred financing fees	2,753	3,436
Other interest expense	1,905	1,776
Promissory notes	1,267	4,283
Asset based credit facility	—	344
Capitalized interest for capital projects	(12,208)	(5,574)
Interest income	(1,936)	(1,398)
Total interest expense—net	$64,947	$69,250

Tradename impairment

We incurred a $20 million tradename impairment charge in fiscal 2020 for our Waterworks reporting unit. We did not recognize any tradename impairment in fiscal 2021. Refer to “Impairment” within Note 3— Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

(Gain) loss on extinguishment of debt—net

During fiscal 2021 we recognized a loss on extinguishment of debt for a portion of the 2023 Notes and 2024 Notes that were early converted at the option of the noteholders of $29 million. We recognized a $0.2 million gain on extinguishment of debt in fiscal 2020 related to the maturity and settlement of the 2020 Notes in July 2020.

Other expense—net

Other expense—net was $2.8 million in fiscal 2021 due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro, in addition to a foreign exchange loss from the remeasurement of an intercompany loan with a U.K. subsidiary.

PART II	FORM 10-K | 53

Income tax expense

Income tax expense was $134 million in fiscal 2021 compared to $105 million in fiscal 2020. Our effective tax rate was 16.2% in fiscal 2021 compared to 27.8% in fiscal 2020. The decrease in our effective tax rate is due primarily to higher net excess tax benefits from stock-based compensation of $79 million in fiscal 2021 as compared to $22 million in fiscal 2020 resulting from increased option exercise activity and appreciation of our stock price. Fiscal 2020 was also impacted by non-deductible stock-based compensation related to an option grant made to Mr. Friedman in October 2020, which resulted in income tax expense of $29 million.

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $8.2 million loss in fiscal 2021 compared to a $0.9 million loss in fiscal 2020.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement. In fiscal 2021, we entered into the ABL Credit Agreement, which amended and extended our asset based credit facility, and issued the Term Loan in the amount of $2.0 billion pursuant to the Term Loan Credit Agreement. The issuance of the Term Loan was assigned a Ba2 rating from Moody’s Investors Service and BB rating from S&P Global. Refer to Note 13—Credit Facilities in our consolidated financial statements.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	YEAR ENDED
	JANUARY 29,	JANUARY 30,
	2022	2021

	(in millions)
Asset based credit facility	$—	$—
Term loan (1)	1,995	—
Equipment promissory notes (1)	15	38
Convertible senior notes due 2023 (1)	69	288
Convertible senior notes due 2024 (1)	189	284
Notes payable for share repurchases	1	1
Total debt	$2,269	$611
Cash and cash equivalents	(2,178)	(100)
Total net debt	$91	$511
Availability under the asset based credit facility—net (2)	$347	$272
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance costs.
(2)	As of January 29, 2022 and January 30, 2021, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $20 million and $15 million in outstanding letters of credit, respectively.

54 | FORM 10-K	PART II

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, rent for our retail and outlet locations, capital expenditures associated with opening new locations and updating existing locations, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. We continuously evaluate our capital allocation strategy and may engage in future investments in connection with existing or new share repurchase programs (refer to “Share Repurchase Programs” below), which may include investments in derivatives or other equity linked instruments. We have in the past been, and continue to be, opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Capital raised from debt financings has enabled us to pursue various investments. Financing that we arrange through the sale of equity linked instruments, such as our convertible notes financings, may lead to substantial dilution to our investors if the price of our common stock continues to exceed the upper strike exercise price of the warrants in connection with our bond hedge transactions. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

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

We entered into a term loan credit agreement in October 2021. The Term Loan Credit Agreement provides for a Term Loan in an aggregate principal amount of $2.0 billion and the maturity date of the Term Loan Credit Agreement is October 20, 2028. As of January 29, 2022, we have $1,995 million outstanding under the Term Loan Credit Agreement, and we are required to make quarterly principal payments of $5.0 million.

We had $294 million remaining in aggregate principal amount of convertible notes outstanding as of January 29, 2022, comprised of $74 million of 2023 Notes and $220 million of 2024 Notes. Due to early conversions at the option of the noteholders, $9.4 million of the 2023 Notes and $3.6 million of the 2024 Notes were recorded within current liabilities on our consolidated financial statements as of January 29, 2022. Absent further early conversion elections, the remaining 2023 Notes have a scheduled maturity in June 2023 and the remaining 2024 Notes have a scheduled maturity in September 2024. We anticipate having ample cash available in order to repay the principal amount of our convertible notes in cash with respect to any convertible notes for which the holders elect early conversion, as well as upon maturity in June 2023 and September 2024, in each case in order to minimize dilution. Based upon the strength in our common stock price, we expect that holders of the convertible notes may continue to elect early conversion of such notes in advance of the scheduled maturity dates. While we purchased convertible note hedges and sold warrants with respect to each convertible note transaction, which are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until our common stock is above approximately $338.24 per share and from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share, our shareholders may still experience dilution to the extent our common stock trades above such levels at the time of the maturity of the warrants with respect to the bond hedge and warrant transactions.

We believe our capital structure provides us with substantial optionality regarding our capital allocation. We continue to closely manage our business and our investments while considering both the overall economic environment as well as the needs of our operations. In addition, our near-term decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to the pandemic. We believe our existing cash balances and operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

PART II	FORM 10-K | 55

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

To the extent we choose to secure additional sources of liquidity through incremental debt financing, there can be no assurances that we will be able to raise such financing on favorable terms, if at all, or that future financing requirements will not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. Any adverse developments in the U.S. or global credit markets as a result of the pandemic or any other reason could affect our ability to manage our debt obligations and our ability to access future debt. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash, whether upon stated maturity, early conversion or otherwise of such senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. During fiscal 2021, adjusted capital expenditures were $254 million, net of cash received related to landlord tenant allowances of $22 million. We anticipate our adjusted capital expenditures to be $200 million to $250 million in fiscal 2022, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our investments in various business initiatives, including our capital expenditures, during fiscal 2022 and beyond.

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

56 | FORM 10-K	PART II

In addition, we continue to address the effects of the COVID-19 pandemic on our business with respect to real estate development and the introduction of new Galleries in both the U.S. and internationally. A range of factors involved in the development of new Galleries and RH Hospitality may continue to be affected by the pandemic, including delays in construction as well as permitting and other necessary governmental actions. In addition, the scope and cadence of investments by third parties, including landlords and other real estate counterparties, may be adversely affected by the health crisis. Actions taken by international as well as federal, state and local government authorities, and in some instances mall and shopping center owners, in response to the pandemic, may require changes to our real estate strategy and related capital expenditure and financing plans. In addition, we may continue to be required to make lease payments in whole or in part for our Galleries, Outlets and Restaurants that were temporarily closed or are required to close in the future in the event of resurgences in COVID-19 outbreaks or for other reasons. Any efforts to mitigate the costs of construction delays and deferrals, retail closures and other operational difficulties, including any such difficulties resulting from the pandemic, such as by negotiating with landlords and other third parties regarding the timing and amount of payments under existing contractual arrangements, may not be successful, and as a result, our real estate strategy may have ongoing significant liquidity needs even as we make changes to our planned operations and expansion cadence.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$662,114	$500,770	$339,188
Net cash used in investing activities	(194,353)	(197,600)	(122,545)
Net cash provided by (used in) financing activities	1,607,127	(243,914)	(174,804)
Net increase in cash and cash equivalents and restricted cash equivalents	2,074,793	59,413	41,855
Cash and cash equivalents and restricted cash equivalents at end of period	2,181,864	107,071	47,658

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, cash paid attributable to accretion of debt discount upon settlement of debt and the effect of changes in working capital and other activities.

For fiscal 2021, net cash provided by operating activities was $662 million and consisted of net income of $689 million and an increase in non-cash items of $252 million, partially offset by a change in working capital and other activities of $279 million. The source of cash from working capital was primarily driven by an increase in deferred revenue and customer deposits of $107 million primarily due to strong consumer demand for our products. This source of cash from working capital was offset by uses of cash driven by an increase in merchandise inventory of $190 million, a decrease in operating lease liabilities of $77 million due to payments made under the related lease agreements, an increase in landlord assets under construction of $68 million and an increase in prepaid expenses and other assets of $50 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For fiscal 2021, net cash used in investing activities was $194 million and was comprised of investments in retail stores, information technology and systems infrastructure of $185 million and additional funding of our equity method investments of $9.0 million.

PART II	FORM 10-K | 57

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

For fiscal 2021, net cash provided by financing activities was $1.6 billion, primarily due to the issuance of the Term Loan in October 2021 in the amount of $2.0 billion pursuant to the Term Loan Credit Agreement. This source of cash was offset by uses of cash, partially due to the repayment of $391 million of the 2023 Notes and 2024 Notes in fiscal 2021 as a result of early conversion at the option of the noteholders, of which $336 million is presented as repayments of convertible senior notes within cash from financing activities and $55 million is reflected as cash paid attributable to accretion of debt discount upon settlement of debt within cash from operating activities. In addition, we incurred $26 million of debt issuance costs related to the Term Loan Credit Agreement and the ABL Credit Agreement, as well as made repayments of $23 million on our equipment notes, $14 million of principal payments under finance lease agreements and $5.0 million of principal payments under the Term Loan Credit Agreement. Equity related transactions provided $11 million due to $32 million of proceeds from exercise of employee stock options, partially offset by $21 million of cash paid for employee taxes related to net settlement of equity awards.

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

Cash Requirements from Contractual Obligations

Leases

We lease nearly all of our retail and outlet locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. Refer to “Leases” within Note 3— Significant Accounting Policies and Note 11—Leases in our consolidated financial statements for further information on our lease arrangements, including the maturities of our operating and finance lease liabilities.

Most lease arrangements provide us with the option to renew the leases at defined terms. The table presenting the maturities of our lease liabilities included in Note 11—Leases includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts presented therein do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases.

Convertible Senior Notes

Refer to Note 12—Convertible Senior Notes in our consolidated financial statements for further information on our 0.00% Convertible Senior Notes due 2024 and 0.00% Convertible Senior Notes due 2023.

Asset Based Credit Facility

Refer to Note 13—Credit Facilities in our consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

Term Loan

Refer to Note 13—Credit Facilities in our consolidated financial statements for further information on our Term Loan.

Equipment Loan Facility

Refer to Note 13—Credit Facilities in our consolidated financial statements for further information on our equipment loan facility.

58 | FORM 10-K	PART II

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

$950 Million Share Repurchase Program

In 2018, our Board of Directors authorized the 950 Million Repurchase Program through open market purchases, privately negotiated transactions or other means, including through Rule 10b-18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as the acquisition of other equity linked instruments, accelerated share repurchases including through privately-negotiated arrangements in which a portion of the 950 Million Repurchase Program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. We completed $250 million in share repurchases in fiscal 2018 under the 950 Million Repurchase Program. In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250 million under the 950 Million Repurchase Program. We did not make any repurchases under the 950 Million Repurchase Program during either fiscal 2021 or fiscal 2020. The total current authorized size of this share repurchase program is up to $950 million, of which $450 million remained available as of January 29, 2022 for future share investments.

Other Commitments

We enter into various commitments related to the procurement of merchandise inventory. As of January 29, 2022, these merchandise inventory purchase commitments were $756 million.

We are not able to reasonably estimate when cash payments for the unrecognized tax benefits associated with uncertain tax positions of $3.5 million as of January 29, 2022 will occur or the amount by which the liability for uncertain tax positions will increase or decrease over time. Refer to Note 15—Income Taxes in our consolidated financial statements for further information on our uncertain tax positions.

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

PART II	FORM 10-K | 59

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

60 | FORM 10-K	PART II

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

Incremental Borrowing Rate

As most of our leases do not include an implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of the lease liability at the commencement date. The IBR is computed as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the total lease payments in a similar economic environment. We utilize our outstanding debt facilities, including our asset based credit facility or our Term Loan Credit Agreement issued in October 2021, as the basis for determining the applicable IBR for each lease. We estimate the incremental borrowing rate for each lease primarily by reference to yield rates on debt issuances by companies of a similar credit rating, the weighted-average lease term and adjustments for differences between the yield rates and the actual term of the credit facility. In determining the yield rates, for Design Galleries we utilize market information on the lease commencement date and for leases other than new Design Galleries, we utilize market information as of the beginning of the quarter in which the lease commenced.

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

PART II	FORM 10-K | 61

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

We are subject to interest rate risk in connection with borrowings under the ABL Credit Agreement and the Term Loan Credit Agreement, in each case bearing interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. As of January 29, 2022, we had no outstanding borrowings under the revolving line of credit and $1,995 million outstanding under the Term Loan Credit Agreement. The ABL Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the ABL Credit Agreement as of January 29, 2022 was $347 million, net of $20 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit and the Term Loan during the year ended January 29, 2022, and to the extent that borrowings were outstanding under any facility, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

62 | FORM 10-K	PART II

A number of our current debt agreements, including the ABL Credit Agreement and the Term Loan Credit Agreement, have an interest rate tied to LIBOR, which is expected to be discontinued in accordance with reference rate reform and the phase out of LIBOR. A number of alternatives to LIBOR have been proposed or are being developed, but it is not clear which, if any, will be adopted. Any of these alternative methods may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

As of January 29, 2022, we had $74 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of January 29, 2022, we had $220 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Foreign Currency Risk

Our revenues are predominately denominated in U.S. dollars, and accordingly, our net revenues are not currently subject to significant foreign currency risk. However, as we are currently expanding our operations into select European markets, fluctuations in foreign currency exchange rates are beginning to impact our results of operations. Certain of our operating expenses are denominated in the currencies of the countries in which our operations exist or are expanding, and accordingly, we have exposure to adverse movements in foreign currency exchange rates, particularly changes in the Pound sterling, Euro and Canadian Dollar, as our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income, which are presented in other expenses—net on the consolidated statements of income. We minimize this exposure by managing cash balances at levels appropriate to meet forthcoming expenses in U.S. dollars and applicable foreign currencies.

To date, we have not engaged in foreign currency hedging transactions because our foreign currency transaction gains and losses have not been material to our consolidated financial statements, but we may begin foreign currency risk management strategies in the future.

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

PART II	FORM 10-K | 63

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

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the historical impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial. In future periods, we might be adversely affected by various aspects of inflation to the extent we are not able to overcome these issues through measures such as price increases for our products. Risks related to inflation could include increased costs for many products and services that are necessary for the operation of our business, as well as the impact of interest rate increases, which could have a negative effect on the housing market.

64 | FORM 10-K	PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RH

PART II — FINANCIAL STATEMENTS	FORM 10-K | 65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RH

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RH and its subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 29, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

66 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Determination of the Classification of New Real Estate Lease Contracts

As described in Notes 3 and 11 to the consolidated financial statements, certain of the Company’s real estate leases are classified as finance leases. Leases that do not meet the definition of a finance lease are considered operating leases. For the year ended January 29, 2022, lease right-of-use assets obtained in exchange for lease obligations (net of lease terminations) totaled $172 million related to operating leases and $90 million related to finance leases, of which a significant portion of the operating and finance leases relates to new real estate leases. Lease characteristics that management evaluates to determine lease classification include, but are not limited to, the reasonably certain lease term, incremental borrowing rate, and fair value of the leased asset.

The principal considerations for our determination that performing procedures relating to the determination of the classification of new real estate lease contracts is a critical audit matter are (i) the significant judgment by management when determining the classification of new real estate lease contracts based on its evaluation of the lease characteristics; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the reasonably certain lease term, incremental borrowing rate, and fair value of the leased asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 67

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to lease accounting, including controls over management’s determination of the classification of new real estate lease contracts based on the lease characteristics. These procedures also included, among others (i) reading the lease agreements; (ii) testing management’s process for determining the classification of new real estate lease contracts based the lease characteristics; (iii) testing the completeness and accuracy of the underlying data used; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the reasonably certain lease term, incremental borrowing rate, and fair value of the leased asset. Evaluating management’s significant assumptions related to the reasonably certain lease term and incremental borrowing rate involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) consistency with external market and industry data; and (iii) whether the significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions related to the incremental borrowing rate and fair value of the leased asset.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 30, 2022

We have served as the Company’s auditor since 2008.

68 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	JANUARY 29,	JANUARY 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,177,889	$100,446
Accounts receivable—net	57,914	59,474
Merchandise inventories	734,289	544,227
Prepaid expense and other current assets	121,350	97,337
Total current assets	3,091,442	801,484
Property and equipment—net	1,227,920	1,077,198
Operating lease right-of-use assets	551,045	456,164
Goodwill	141,100	141,100
Tradenames, trademarks and other intangible assets	73,161	71,663
Deferred tax assets	56,843	49,924
Equity method investments	100,810	100,603
Other non-current assets	298,149	200,177
Total assets	$5,540,470	$2,898,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$442,379	$424,422
Deferred revenue and customer deposits	387,933	280,641
Convertible senior notes due 2023—net	9,389	2,354
Convertible senior notes due 2024—net	3,600	—
Operating lease liabilities	73,834	71,524
Other current liabilities	146,623	142,691
Total current liabilities	1,063,758	921,632
Asset based credit facility	—	—
Term loan—net	1,953,203	—
Convertible senior notes due 2023—net	59,002	282,956
Convertible senior notes due 2024—net	184,461	281,454
Non-current operating lease liabilities	540,513	448,169
Non-current finance lease liabilities	560,550	485,481
Other non-current obligations	8,706	31,595
Total liabilities	4,370,193	2,451,287
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of January 29, 2022 and January 30, 2021	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 21,506,967 shares issued and outstanding as of January 29, 2022; 20,995,387 shares issued and outstanding as of January 30, 2021	2	2
Additional paid-in capital	620,577	581,897
Accumulated other comprehensive income (loss)	(1,410)	2,565
Retained earnings (accumulated deficit)	551,108	(137,438)
Total stockholders’ equity	1,170,277	447,026
Total liabilities and stockholders’ equity	$5,540,470	$2,898,313

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 69

RH

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Net revenues	$3,758,820	$2,848,626	$2,647,437
Cost of goods sold	1,903,409	1,523,095	1,552,426
Gross profit	1,855,411	1,325,531	1,095,011
Selling, general and administrative expenses	928,230	858,673	732,180
Income from operations	927,181	466,858	362,831
Other expenses
Interest expense—net	64,947	69,250	87,177
Tradename impairment	—	20,459	—
(Gain) loss on extinguishment of debt	29,138	(152)	6,472
Other expense—net	2,778	—	—
Total other expenses	96,863	89,557	93,649
Income before income taxes	830,318	377,301	269,182
Income tax expense	133,558	104,598	48,807
Income before equity method investments	696,760	272,703	220,375
Share of equity method investments losses	(8,214)	(888)	—
Net income	$688,546	$271,815	$220,375
Weighted-average shares used in computing basic net income per share	21,270,448	19,668,976	19,082,303
Basic net income per share	$32.37	$13.82	$11.55
Weighted-average shares used in computing diluted net income per share	31,113,395	27,302,268	24,299,034
Diluted net income per share	$22.13	$9.96	$9.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

70 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Net income	$688,546	$271,815	$220,375
Net gains (losses) from foreign currency translation	(3,975)	5,325	(426)
Total comprehensive income	$684,571	$277,140	$219,949

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 71

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	YEAR ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY
Balances—February 2, 2019	20,477,813	$2	$356,422	$(2,334)	$(392,537)	2,800	$(243)	$(38,690)
Stock-based compensation	—	—	21,406	—	—	—	—	21,406
Issuance of restricted stock	7,014	—	—	—	—	—	—	—
Vested and delivered restricted stock units	109,062	—	(7,069)	—	—	—	—	(7,069)
Exercise of stock options	643,090	—	27,138	—	—	—	—	27,138
Repurchases of common stock	(2,167,396)	—	—	—	—	2,167,396	(250,032)	(250,032)
Retirement of treasury stock	—	—	(13,180)	—	(237,091)	(2,170,154)	250,271	—
Shares issued in connection with warrant agreements	167,056	—	—	—	—	—	—	—
Equity component value of convertible note issuance—net	—	—	87,070	—	—	—	—	87,070
Sale of common stock warrant	—	—	50,225	—	—	—	—	50,225
Purchase of convertible note hedge	—	—	(91,350)		—	—	—	(91,350)
Conversion of convertible senior notes	42	—	—		—	(42)	4	4
Net income	—	—	—	—	220,375	—	—	220,375
Net losses from foreign currency translation	—	—	—	(426)	—	—	—	(426)

PART II — FINANCIAL STATEMENTS	FORM 10-K | 72

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(In thousands, except share amounts)

	YEAR ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY
Balances—February 1, 2020	19,236,681	$2	$430,662	$(2,760)	$(409,253)	—	$—	$18,651
Stock-based compensation	—	—	145,278	—	—	—	—	145,278
Issuance of restricted stock	3,192	—	—	—	—	—	—	—
Vested and delivered restricted stock units	76,602	—	(8,348)	—	—	—	—	(8,348)
Exercise of stock options	292,949	—	14,377	—	—	—	—	14,377
Repurchases of common stock	(600)	—	—	—	—	600	(72)	(72)
Retirement of treasury stock	—	—	(77)	—	—	(617)	77	—
Shares issued in connection with warrant agreements	1,386,580	—	—	—	—	—	—	—
Settlement of convertible senior notes	1,131,645	—	(315,708)	—	—	(1,131,645)	315,708	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(1,131,662)	—	315,713	—	—	1,131,662	(315,713)	—
Net income	—	—	—	—	271,815	—	—	271,815
Net gains from foreign currency translation	—	—	—	5,325	—	—	—	5,325
Balances—January 30, 2021	20,995,387	$2	$581,897	$2,565	$(137,438)	—	$—	$447,026
Stock-based compensation	—	—	48,478	—	—	—	—	48,478
Issuance of restricted stock	1,260	—	—	—	—	—	—	—
Vested and delivered restricted stock units	43,320	—	(20,671)	—	—	—	—	(20,671)
Exercise of stock options	466,967	—	32,045	—	—	—	—	32,045
Settlement of convertible senior notes	1,377,512	—	(901,379)	—	—	(1,377,479)	880,207	(21,172)
Exercise of call option under bond hedge upon settlement of convertible senior notes	(1,377,479)	—	880,207	—	—	1,377,479	(880,207)	—
Net income	—	—	—	—	688,546	—	—	688,546
Net losses from foreign currency translation	—	—	—	(3,975)	—	—	—	(3,975)
Balances—January 29, 2022	21,506,967	$2	$620,577	$(1,410)	$551,108	—	$—	$1,170,277

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 73

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$688,546	$271,815	$220,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,022	100,040	100,739
Non-cash operating lease cost	72,479	64,132	65,195
Tradename impairment	—	20,459	—
Asset impairments	9,630	6,484	15,168
(Gain) loss on sale leaseback transaction	—	9,352	(1,196)
Amortization of debt discount	28,816	42,372	46,245
Stock-based compensation expense	48,478	145,704	21,832
Non-cash finance lease interest expense	26,412	24,011	22,608
Product recalls	1,940	7,370	(3,517)
Deferred income taxes	(6,921)	(4,920)	(7,709)
(Gain) loss on extinguishment of debt	29,138	(152)	6,472
Share of equity method investments losses	8,214	888	—
Other non-cash items	(6,649)	3,998	4,001
Cash paid attributable to accretion of debt discount upon settlement of debt	(55,243)	(84,003)	(70,482)
Change in assets and liabilities:
Accounts receivable	1,564	(10,485)	(7,309)
Merchandise inventories	(190,074)	(104,621)	93,266
Prepaid expense and other assets	(49,555)	(67,349)	28,404
Landlord assets under construction—net of tenant allowances	(68,454)	(69,508)	(64,300)
Accounts payable and accrued expenses	43,435	63,583	7,445
Deferred revenue and customer deposits	107,306	116,205	9,799
Other current liabilities	(9,778)	43,856	(45,767)
Current and non-current operating lease liabilities	(77,252)	(58,920)	(77,004)
Other non-current obligations	(35,940)	(19,541)	(25,077)
Net cash provided by operating activities	662,114	500,770	339,188
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(185,383)	(111,126)	(93,623)
Equity method investments	(8,970)	(80,723)	—
Acquisition of business and assets	—	(17,900)	—
Deposits on asset under construction	—	(12,857)	(53,000)
Proceeds from sale of assets	—	25,006	24,078
Net cash used in investing activities	(194,353)	(197,600)	(122,545)

PART II — FINANCIAL STATEMENTS	FORM 10-K | 74

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	—	359,401	322,500
Repayments under asset based credit facility	—	(359,401)	(380,000)
Borrowings under term loan	2,000,000	—	320,000
Repayments under term loans	(5,000)	—	(324,000)
Borrowings under promissory and equipment security notes	—	12,857	122,000
Repayments under promissory and equipment security notes	(22,949)	(34,456)	(16,520)
Debt issuance costs	(26,411)	—	(4,636)
Proceeds from issuance of convertible senior notes	—	—	350,000
Proceeds from issuance of warrants	—	—	50,225
Purchase of convertible note hedges	—	—	(91,350)
Debt issuance costs related to convertible senior notes	—	—	(4,818)
Repayments of convertible senior notes	(335,729)	(215,846)	(278,560)
Principal payments under finance leases	(14,158)	(12,498)	(9,682)
Repurchases of common stock—including commissions	—	—	(250,032)
Proceeds from exercise of stock options	32,045	14,377	27,138
Tax withholdings related to issuance of stock-based awards	(20,671)	(8,348)	(7,069)
Net cash provided by (used in) financing activities	1,607,127	(243,914)	(174,804)
Effects of foreign currency exchange rate translation	(95)	157	16
Net increase in cash and cash equivalents and restricted cash equivalents	2,074,793	59,413	41,855
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	100,446	47,658	5,803
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	6,625	—	—
Beginning of period—cash and cash equivalents	$107,071	$47,658	$5,803
End of period—cash and cash equivalents	2,177,889	100,446	47,658
End of period—restricted cash equivalents (acquisition related escrow deposits)	3,975	6,625	—
End of period—cash and cash equivalents and restricted cash equivalents	$2,181,864	$107,071	$47,658
Cash paid for interest	$39,466	$27,249	$43,278
Cash paid for taxes	158,910	74,219	40,126

PART II — FINANCIAL STATEMENTS	FORM 10-K | 75

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$14,651	$28,377	$5,161
Landlord asset additions in accounts payable and accrued expenses at period-end	13,180	19,943	19,640
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	61,900	68,459	19,503
Promissory notes forgiven in exchange for assets	—	65,857	—
Conversion of loan receivables into equity method investments	—	20,219	—
Shares issued on settlement of convertible senior notes	(901,379)	(315,708)	—
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	880,207	315,713	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

76 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS

RH, a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” or the “Company”), is a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Source Books. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings.

As of January 29, 2022, we operated a total of 67 RH Galleries and 38 RH outlet stores in 30 states, the District of Columbia and Canada, as well as 14 Waterworks Showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

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

Impact of the COVID-19 Pandemic upon our Financial Condition and Results of Operations

We have experienced a significant improvement in our business during fiscal 2021 despite the ongoing challenges presented by the COVID-19 pandemic and the disruption it has caused in our business operations beginning in the first quarter of fiscal 2020 and throughout fiscal 2021. Our performance demonstrates both the desirability of our exclusive products and our ability to overcome supply chain challenges, including port delays, which have impacted our ability to convert business demand into revenues at normal historical rates. We have continued to navigate changes in operational restrictions based upon changes in local conditions and regulations, and as pandemic-related restrictions continue to be lifted in fiscal 2022 we may see consumer spending patterns shift away from spending on the home and home-related categories, such as home furnishings, and consumers return to pre-COVID consumption trends, such as spending on travel and leisure, and other activities.

Our decisions regarding the sources and uses of capital in our business will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. For more information, refer to Item 1A—Risk Factors in Part I of this Annual Report on Form 10-K.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 77

Fiscal Years

Our fiscal year ends on the Saturday closest to January 31. As a result, our fiscal year may include 53 weeks. The fiscal years ended January 29, 2022 (“fiscal 2021”), January 30, 2021 (“fiscal 2020) and February 1, 2020 (“fiscal 2019”) each consisted of 52 weeks.

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

Concentration of Credit Risk

We maintain our cash and cash equivalent accounts in high-quality financial institutions. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We perform ongoing evaluations of these institutions to limit our concentration of credit risk.

Accounts Receivable

Accounts receivable consist primarily of receivables from our credit card processors for sales transactions, receivables related to our Contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for expected credit losses, which is recorded on a specific identification basis, and was $3.6 million and $3.3 million as of January 29, 2022 and January 30, 2021, respectively.

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

Our inventory reserve balances were $24 million as of both January 29, 2022 and January 30, 2021.

Product Recalls

When necessary, we initiate product recalls for certain of our products, as well as adjusted accruals related to certain product recalls previously initiated due to changes in estimates based on customer response and vendor and insurance recoveries. The product recall accrual was $5.5 million and $8.2 million as of January 29, 2022 and January 30, 2021, respectively, and is included in other current liabilities on the consolidated balance sheets.

78 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Advertising Expenses

Advertising expenses primarily represent the costs associated with our catalog mailings, which we refer to as Source Books, as well as print and website marketing. Total advertising expense, which is recorded in selling, general and administrative expenses on the consolidated statements of income, was $40 million, $59 million and $108 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Our advertising expenses may vary due to the timing and volume of our Source Book circulation.

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

We had $22 million and $19 million of capitalized catalog costs as of January 29, 2022 and January 30, 2021, respectively, which are included in prepaid expense and other current assets on the consolidated balance sheets.

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

The cost of leasehold improvements is amortized over the lesser of the useful life of the asset or the reasonably certain lease term.

We expense all internal-use software and website development costs incurred in the preliminary project stage and capitalize certain direct costs associated with the development and purchase of internal-use software or website development costs, including external costs of materials and services and internal payroll costs related to the software project, within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally between three and ten years.

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made and activities are in progress to prepare the asset for its intended use. We capitalized interest of $12 million, $5.6 million and $4.9 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. During fiscal 2021, fiscal 2020 and fiscal 2019, $10 million, $5.3 million and $3.7 million, respectively, of the $12 million, $5.6 million and $4.9 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 79

Lease Accounting

We lease nearly all of our retail and outlet locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. The initial lease terms of our real estate leases generally range from ten to fifteen years, and certain leases contain renewal options for up to an additional 25 years, the exercise of which is at our sole discretion. We also lease certain equipment with lease terms generally ranging from three to seven years. Our lease agreements generally do not contain any material residual value guarantees or material restrictions or covenants.

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

Lease Classification

Certain of our real estate and equipment leases are classified as finance leases. Lease characteristics that we evaluate to determine lease classification include, but are not limited to, the reasonably certain lease term, incremental borrowing rate and fair value of the leased asset. Additionally, the economic life of the leased asset impacts the lease classification, particularly related to historical buildings that tend to have longer lives. Lease related assets under such classification are included in “finance lease right-of-use assets” within property and equipment—net on the consolidated balance sheets.

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

80 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Lease concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or our obligations as the lessee are accounted for as if no change to the lease contract were made. Under this approach, we recognize a separate non-interest bearing payable for any deferred payments in the concession period, which is recorded in accounts payable and accrued expenses on the consolidated balance sheets, and there is no change to the recognized lease expense on the consolidated statements of income. We account for COVID-19 related rent abatements as variable lease payments on the consolidated statements of income. Lease concessions for operating and finance lease agreements included in accounts payable and accrued expenses on the consolidated balance sheets as of January 29, 2022 and January 30, 2021 were not material.

Incremental Borrowing Rate

As our real estate leases and most of our equipment leases do not include an implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of lease payments at the commencement date. The IBR is computed as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the total lease payments in a similar economic environment. We utilize our outstanding debt facilities, including our asset based credit facility or our Term Loan Credit Agreement issued in October 2021, as the basis for determining the applicable IBR for each lease. We estimate the incremental borrowing rate for each lease primarily by reference to yield rates on debt issuances by companies of a similar credit rating, the weighted-average lease term and adjustments for differences between the yield rates and the actual term of the credit facility. In determining the yield rates, for Design Galleries we utilize market information on the lease commencement date and for leases other than new Design Galleries, we utilize market information as of the beginning of the quarter in which the lease commenced.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 81

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

Sale-Leaseback Activities

We occasionally enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell the property to a third party and agree to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, we evaluate whether we have transferred control to the third party in accordance with the guidance set forth in Topic 606.

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

82 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

RH Segment Reporting Unit

During fiscal 2021, fiscal 2020 and fiscal 2019, we reviewed the RH Segment reporting unit goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount for fiscal 2021, fiscal 2020 and fiscal 2019, and therefore we did not recognize goodwill impairment with respect to the RH Segment in any such fiscal year.

Waterworks Reporting Unit

The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 83

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

We qualitatively assess indefinite-lived intangible assets to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If tradenames, trademarks and other intangible assets are not qualitatively assessed or if such intangible assets are qualitatively assessed and it is determined it is more likely than not that the asset’s fair value is less than its carrying amount, an impairment review is performed by comparing the carrying value to the estimated fair value, determined using a discounted cash flow methodology, which requires judgments that may significantly affect the ending asset valuation. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, our plans for future operations, brand initiatives, recent results of operations and projected future cash flows.

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

RH Segment Reporting Unit

During the fourth quarters of fiscal 2021, fiscal 2020 and fiscal 2019, we qualitatively assessed the indefinite-lived intangible assets of the RH Segment reporting unit for impairment and determined it was not more likely than not that the fair value of the assets were less than their carrying amounts. Based on the qualitative tests performed in each fiscal year, we did not perform quantitative impairment tests in any year. We did not recognize any impairment with respect to intangible assets for the RH Segment reporting unit in fiscal 2021, fiscal 2020 and fiscal 2019.

Waterworks Reporting Unit

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

During the first quarter of fiscal 2020, as a result of the COVID-19 health crisis and related temporary showroom closures, we updated the long-term financial projections for the Waterworks reporting unit which resulted in a significant decrease in forecasted revenues and profitability. We performed an interim impairment test on the Waterworks tradename and the estimated future cash flows of the Waterworks reporting unit indicated the fair value of the tradename asset was below its carrying amount. We determined fair value utilizing a discounted cash flow methodology under the relief-from-royalty method. Significant assumptions under this method include forecasted net revenues and the estimated royalty rate, expressed as a percentage of revenues, in addition to the discount rate based on the weighted-average cost of capital. Based on the impairment test performed, we concluded that the Waterworks tradename was impaired as of May 2, 2020. As a result, we recognized a $20 million non-cash impairment charge for the Waterworks tradename in the first quarter of fiscal 2020. The impairment charge was recorded in goodwill and tradename impairment on the consolidated statements of income.

During the fourth quarters of fiscal 2021 and fiscal 2020, we performed a qualitative impairment test on the Waterworks tradename and determined it was not more likely than not that the fair value of the asset was less than its carrying amount. Accordingly, we did not recognize any further impairment with respect to the Waterworks reporting unit tradename in either period. The carrying value of the Waterworks indefinite-lived tradename asset as of both January 29, 2022 and January 30, 2021 was $17 million.

84 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

We also review our capital expenditures for Galleries under construction and recognize impairment charges when there is a change in the intended use of an asset, including asset disposals. We recognized long-lived asset impairment charges related to such construction expenditures of $9.6 million, $3.1 million and $9.1 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

During the first quarter of fiscal 2020, as a result of the COVID-19 health crisis and related temporary retail location closures, we performed an impairment review of long-lived assets at the individual retail location level. As a result of such analysis, we recognized long-lived asset impairment charges of $3.5 million related to one RH Baby & Child Gallery and one Waterworks showroom, comprising lease right-of-use asset impairment of $2.0 million and property and equipment impairment of $1.5 million. Except as noted above, we did not record impairment for long-lived tangible assets at the individual retail location level in fiscal 2021, fiscal 2020 and fiscal 2019.

Due to certain distribution center closures and business line integrations in fiscal 2019, we recorded impairment for certain corporate assets and other long-lived assets as discussed below under “Distribution Center and Home Delivery Location Center Closures” and “RH Contemporary Art Impairment.” No additional impairment has been recorded for corporate assets and other long-lived assets in fiscal 2021, fiscal 2020 and fiscal 2019.

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

RH Contemporary Art Impairment

In fiscal 2016, we initiated and executed a plan to integrate the RH Contemporary Art (“RHCA”) product line into the broader RH platform and no longer operates RHCA as a separate division. We recorded additional operating lease right-of-use asset impairment associated with RHCA of $4.6 million during fiscal 2019. This impairment charge, which was recorded in the RH Segment, resulted from an update to both the timing and the amount of future estimated lease related cash inflows based on present market conditions, which is included in selling, general and administrative expenses on the consolidated statements of income.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 85

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

Each Aspen LLC maintains a specific ownership account for each member, similar to a partnership capital account structure. We account for our investments in the Aspen LLCs using the equity method of accounting because we do not have a controlling financial interest but have the ability to exercise significant influence over the Aspen LLCs. Our investments are presented as equity method investments on the consolidated balance sheets and our proportionate share of earnings or losses of the Aspen LLCs are included in share of equity method investments losses on the consolidated statements of income. We did not elect the fair value option and the equity method investments are initially measured at cost.

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

86 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Revenue Recognition

We recognize revenues and the related cost of goods sold when a customer obtains control of the merchandise, which is when the customer has the ability to direct the use of and obtain the benefits from the merchandise. Revenue recognized for merchandise delivered via the home-delivery channel is recognized upon delivery. Revenues recognized for merchandise delivered via all other delivery channels are recognized upon shipment. Revenues from “cash-and-carry” store sales are recognized at the point of sale in the store. Discounts or other accommodations provided to customers are accounted for as a reduction of net revenues on the consolidated statements of income.

We recognize shipping and handling fees as activities to fulfill the promise to transfer the merchandise to customers. We apply this policy consistently across all of our distribution channels. In instances where revenue is recognized for the related merchandise upon delivery to customers, the related costs of shipping and handling activities are accrued for in the same period. In instances where revenue is recognized for the related merchandise prior to delivery to customers (i.e., revenue recognized upon shipment), the related costs of shipping and handling activities are accrued for in the same period. Costs of shipping and handling are included in cost of goods sold on the consolidated statements of income.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 87

A summary of the allowance for sales returns is as follows (in thousands):

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Balance at beginning of fiscal year	$25,559	$19,206	$19,821
Provision for sales returns	161,876	133,226	107,811
Actual sales returns	(162,179)	(126,873)	(108,426)
Balance at end of fiscal year	$25,256	$25,559	$19,206

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

We expect that substantially all of the deferred revenue and customer deposits as of January 29, 2022 will be recognized within the next six months as the performance obligations are satisfied, and membership fees will be recognized over the membership period.

Gift Cards

We sell gift cards to our customers in our stores and through our websites and product catalogs. Such gift cards and merchandise credits do not have expiration dates. We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During fiscal 2021, fiscal 2020 and fiscal 2019, we recognized $20 million, $16 million and $20 million, respectively, of revenue related to previous deferrals related to our gift cards. Customer liabilities related to gift cards was $23 million and $19 million as of January 29, 2022 and January 30, 2021, respectively.

We recognize breakage associated with gift cards proportional to actual gift card redemptions. Breakage of $1.8 million, $1.8 million and $1.6 million was recorded in net revenues in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

We expect that approximately 75% of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

Self-Insurance

We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of our health care coverage for employees, we have a managed self-insurance program related to claims filed. Expenses related to this self-insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. We had liabilities of $2.9 million and $2.6 million related to health care coverage as of January 29, 2022 and January 30, 2021, respectively.

We carry workers’ compensation insurance subject to a deductible amount for which we are responsible on each claim. We had liabilities of $4.8 million and $4.5 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of January 29, 2022 and January 30, 2021, respectively.

88 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll-related expenses, retail related expenses other than occupancy, and the expense related to the operations at our corporate headquarters, including rent, utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes catalog production, mailing and print advertising costs. All retail pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 89

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

Foreign Currency Matters

The functional currency of our foreign subsidiaries is generally the local currency of the country in which the subsidiary operates. Assets and liabilities of the foreign subsidiaries denominated in non-U.S. dollar currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheets, and revenues and expenses are translated at average rates of exchange for the period. The related translation gains (losses) are reflected in the accumulated other comprehensive income section on the consolidated statements of stockholders’ equity (deficit), and net gains (losses) on foreign currency translation, which includes intercompany gains and losses, is presented net of tax on the consolidated statements of comprehensive income. Transaction gains and losses resulting from intercompany balances of a long-term investment nature are also classified as accumulated other comprehensive income on the consolidated balance sheets.

Foreign currency gains (losses) resulting from foreign currency transactions denominated in a currency other than the subsidiary's functional currency are included in other expense—net on the consolidated statements of income. Such foreign exchange gains and losses are due to the net impact of changes in foreign exchange rates as compared to the U.S. dollar from our third-party transactions denominated in foreign currencies, and intercompany loans held in U.S. dollars by our international subsidiaries other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within accumulated other comprehensive income on the consolidated balance sheets.

Recently Issued Accounting Standards

New Accounting Standards or Updates Adopted

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard in the first quarter of fiscal 2021 and the adoption did not have an impact on our consolidated financial statements.

90 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

We will adopt the ASU in the first quarter of fiscal 2022 using a modified retrospective approach. We anticipate that the adoption of the ASU will impact our consolidated financial statements through the cumulative effect of initially applying the ASU as an adjustment to the opening balance of retained earnings on the consolidated balance sheets of approximately $20 million and a related reduction to additional paid in capital of approximately $55 million and increase to deferred tax assets of approximately $15 million. In addition, upon adoption, as a result of the removal of the separation of the outstanding equity component, the balance of convertible debt outstanding will increase by approximately $35 million and the resulting balance will represent the carrying amount of the outstanding par value of our convertible senior notes. Additionally, we anticipate a reduction to property and equipment—net on the consolidated balance sheets of approximately $15 million related to previously capitalized interest for construction in progress.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01—Reference Rate Reform (Topic 848): Scope, together with ASU 2020-04 the “ASUs”. The ASUs provide optional expedients and exceptions, if certain criteria are met, for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The primary contracts for which we currently use LIBOR include our asset based credit facility and term loan debt arrangements. The guidance was effective upon issuance and allows entities to adopt the amendments on a prospective basis through December 31, 2022, when the reference rate replacement activity is expected to be completed. We are evaluating the impact that the ASUs will have on our consolidated financial statements and related disclosures, including the timing of adoption, and do not believe the adoption will materially impact our financial condition, results of operations or cash flows.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 91

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following (in thousands):

	JANUARY 29,	JANUARY 30,
	2022	2021
Prepaid expense and other current assets	$45,386	$35,689
Capitalized catalog costs	22,194	19,067
Vendor deposits	19,610	12,519
Tenant allowance receivable	15,355	6,390
Promissory notes receivable, including interest (1)	8,401	13,569
Right of return asset for merchandise	6,429	7,453
Acquisition related escrow deposits	3,975	2,650
Total prepaid expense and other current assets	$121,350	$97,337
(1)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 8—Equity Method Investments.

Other non-current assets consist of the following (in thousands):

	JANUARY 29,	JANUARY 30,
	2022	2021
Landlord assets under construction—net of tenant allowances	$204,013	$135,531
Initial direct costs prior to lease commencement	57,087	36,770
Capitalized cloud computing costs—net (1)	14,910	7,254
Other deposits	6,877	5,287
Deferred financing fees	4,123	1,525
Other non-current assets	11,139	9,835
Acquisition related escrow deposits	—	3,975
Total other non-current assets	$298,149	$200,177

(1)	Presented net of accumulated amortization of $4.0 million and $0.5 million as of January 29, 2022 and January 30, 2021.

92 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	JANUARY 29,	JANUARY 30,
	2022	2021
Finance lease right-of-use assets (1)	$958,148	$844,832
Leasehold improvements (2)	389,179	340,546
Computer software	122,552	143,571
Furniture, fixtures and equipment	86,058	92,736
Machinery, equipment and aircraft	73,968	67,080
Building and building improvements (3)	54,061	43,193
Built-to-suit property	37,057	24,881
Land	20,614	9,059
Total property and equipment	1,741,637	1,565,898
Less—accumulated depreciation and amortization (4)	(513,717)	(488,700)
Total property and equipment—net	$1,227,920	$1,077,198
(1)	Refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 11—Leases.
(2)	Leasehold improvements include construction in progress of $11 million and $32 million as of January 29, 2022 and January 30, 2021, respectively.
(3)	Building and building improvements as of January 29, 2022 and January 30, 2021 includes $51 million and $40 million of owned buildings under construction related to future Design Galleries.
(4)	Includes accumulated amortization related to finance lease right-of-use assets of $174 million and $133 million as of January 29, 2022 and January 30, 2021, respectively. Refer to Note 11—Leases.

We recorded depreciation and amortization of property and equipment, excluding amortization for finance lease right-of-use assets, of $52 million, $59 million and $64 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

NOTE 6—BUSINESS COMBINATIONS

On August 28, 2020, we acquired a business for total consideration of $15 million funded through available cash, of which $1.9 million was deposited into an escrow account for any potential post-closing adjustments. We have deposited into escrow an additional $5.0 million, which represents a deferred acquisition related payment subject to mutually agreed to conditions and expected to be paid over two years.

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

During fiscal 2020, we incurred acquisition-related costs associated with these transactions such as financial, legal and accounting advisors, as well as employment related costs, which are included in selling, general and administrative expenses on the consolidated statements of income. No additional acquisition-related costs were incurred in fiscal 2021.

Acquisition related escrow deposits, included within prepaid expense and other current assets and other non-current assets on the consolidated balance sheets, were $4.0 million and $6.6 million as of January 29, 2022 and January 30, 2021, respectively.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 93

The following table summarizes the purchase price allocation based on the fair value of the assets acquired and liabilities assumed (in thousands):

Goodwill	$16,689
Tradename	4,800
Tangible assets acquired and liabilities assumed—net	(1,839)
Total	$19,650

The tradename has been assigned an indefinite life and therefore is not subject to amortization. The goodwill, included in the RH Segment, is representative of the benefits and expected synergies from the integration of the acquired companies’ products, leadership team and employees, which do not qualify for separate recognition as an intangible asset. The tradename and goodwill are deductible for tax purposes.

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

NOTE 7—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the fiscal 2021 goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (in thousands):

			FOREIGN
	JANUARY 30,		CURRENCY	JANUARY 29,
	2021	ADDITIONS	TRANSLATION	2022
RH Segment
Goodwill	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets	54,663	1,498	—	56,161
Waterworks
Tradename	17,000	—	—	17,000

The following sets forth the fiscal 2020 goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (in thousands):

				FOREIGN
	FEBRUARY 1,			CURRENCY	JANUARY 30,
	2020	ACQUISITION	IMPAIRMENT	TRANSLATION	2021
RH Segment
Goodwill	$124,367	$16,689	$—	$44	$141,100
Tradenames, trademarks and other intangible assets	48,563	6,100	—	—	54,663
Waterworks (1)
Tradename (2)	37,459	—	(20,459)	—	17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million, with $20 million recorded in fiscal 2020.

94 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 8—EQUITY METHOD INVESTMENTS

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

In fiscal 2020, we contributed capital of $99 million for our membership interest in the Aspen LLCs and our investment includes $2.1 million of direct transaction costs incurred to acquire the investments. Capital contributions comprised $79 million in cash and $20 million of promissory notes receivable from the managing member that were converted into equity upon investment in the Aspen LLCs.

In fiscal 2021, we purchased an additional 20% interest in one of the Aspen LLCs, which continues to be accounted for as an equity method investment.

As of January 29, 2022 and January 30, 2021, $8.4 million and $14 million of promissory notes receivable, respectively, are outstanding with the managing member, which are included in prepaid expense and other current assets on the consolidated balance sheets. These promissory notes are expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs. We are contractually required to make capital contributions to the Aspen LLCs up to a total aggregate $105 million investment. Our maximum exposure to loss is the carrying value of our capital contributed to the equity method investments as of January 29, 2022.

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

During fiscal 2021 and fiscal 2020, we recorded our proportionate share of equity method investments losses of $8.2 million and $0.9 million, respectively, which is included in the consolidated statements of income and a corresponding decrease to the carrying value of equity method investments on the consolidated balance sheets as of January 29, 2022 and January 30, 2021. During fiscal 2021 and fiscal 2020, we did not receive any distributions or have any undistributed earnings of equity method investments.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 95

NOTE 9—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	JANUARY 29,	JANUARY 30,
	2022	2021
Accounts payable	$242,035	$224,906
Accrued compensation	96,859	84,860
Accrued occupancy	28,088	17,671
Accrued sales taxes	24,811	23,706
Accrued freight and duty	21,888	29,754
Accrued professional fees	5,892	5,383
Accrued catalog costs	4,127	4,354
Other accrued expenses	18,679	19,401
Deferred consideration for asset purchase	—	14,387
Total accounts payable and accrued expenses	$442,379	$424,422

Other current liabilities consist of the following (in thousands):

	JANUARY 29,	JANUARY 30,
	2022	2021
Federal and state tax payable	$31,364	$49,539
Allowance for sales returns	25,256	25,559
Unredeemed gift card and merchandise credit liability	22,712	19,173
Current portion of term loan	20,000	—
Finance lease liabilities	15,511	14,671
Current portion of equipment promissory notes	13,625	22,747
Other current liabilities	18,155	11,002
Total other current liabilities	$146,623	$142,691

NOTE 10—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following (in thousands):

	JANUARY 29,	JANUARY 30,
	2022	2021
Unrecognized tax benefits	$3,471	$3,114
Non-current portion of equipment promissory notes—net	1,129	14,614
Other non-current obligations	4,106	9,406
Deferred payroll taxes	—	4,461
Total other non-current obligations	$8,706	$31,595

96 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 11—LEASES

Lease costs—net consist of the following (in thousands):

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Operating lease cost (1)	$99,985	$84,852	$86,448
Finance lease costs
Amortization of leased assets (1)	43,964	41,292	36,991
Interest on lease liabilities (2)	26,412	24,011	22,608
Variable lease costs (3)	36,914	20,485	23,471
Sublease income (4)	(4,184)	(7,723)	(9,609)
Total lease costs—net	$203,091	$162,917	$159,909
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies.
(2)	Included in interest expense—net on the consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $28 million, $13 million and $15 million, respectively, and charges associated with common area maintenance of $8.8 million, $7.1 million and $8.9 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Other variable costs include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset were not material in fiscal 2021, fiscal 2020 and fiscal 2019.
(4)	Included as an offset to selling, general and administrative expenses on the consolidated statements of income.

Lease right-of-use assets and lease liabilities consist of the following (in thousands):

		JANUARY 29,	JANUARY 30,
		2022	2021
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$551,045	$456,164
Finance leases (1)(2)	Property and equipment—net	784,327	711,804
Total lease right-of-use assets		$1,335,372	$1,167,968
Liabilities
Current (3)
Operating leases	Operating lease liabilities	$73,834	$71,524
Finance leases	Other current liabilities	15,511	14,671
Total lease liabilities—current		89,345	86,195
Non-current
Operating leases	Non-current operating lease liabilities	540,513	448,169
Finance leases	Non-current finance lease liabilities	560,550	485,481
Total lease liabilities—non-current		1,101,063	933,650
Total lease liabilities		$1,190,408	$1,019,845
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 97

(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $174 million and $133 million as of January 29, 2022 and January 30, 2021, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

The maturities of lease liabilities are as follows as of January 29, 2022 (in thousands):

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL
2022	$96,463	$42,832	$139,295
2023	89,438	43,238	132,676
2024	83,816	43,608	127,424
2025	82,506	44,818	127,324
2026	79,239	45,598	124,837
Thereafter	310,472	734,173	1,044,645
Total lease payments (1)(2)	741,934	954,267	1,696,201
Less—imputed interest (3)	(127,587)	(378,206)	(505,793)
Present value of lease liabilities	$614,347	$576,061	$1,190,408
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $700 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of January 29, 2022, of which $31 million, $35 million, $39 million, $41 million and $40 million will be paid in fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025 and fiscal 2026, respectively, and $514 million will be paid subsequent to fiscal 2026.
(2)	Excludes future commitments under short-term lease agreements of $0.7 million as of January 29, 2022.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	YEAR ENDED
	JANUARY 29,	JANUARY 30,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	9.1	8.7
Finance leases	20.0	18.4
Weighted-average discount rate
Operating leases	3.94%	3.97%
Finance leases	4.96%	5.04%

98 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Other information related to leases consists of the following (in thousands):

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(102,097)	$(75,794)	$(95,329)
Operating cash flows from finance leases	(26,775)	(20,839)	(25,260)
Financing cash flows from finance leases	(14,158)	(12,498)	(9,682)
Total cash outflows from leases	$(143,030)	$(109,131)	$(130,271)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$172,393	$113,828	$34,063
Finance leases	89,617	57,873	42,122

Build-to-Suit Asset

During fiscal 2021, we opened the Dallas Design Gallery. During the construction period of this Design Gallery, we were the “deemed owner” for accounting purposes and classified the construction costs as build-to-suit asset within property & equipment—net on our consolidated balance sheets. Upon construction completion and lease commencement, we performed a sale-leaseback analysis and determined that we cannot derecognize the build-to-suit asset. Therefore, the asset will remain classified as a build-to-suit asset within property and equipment—net and will depreciate over the term of the useful life of the asset.

Asset Held for Sale and Sale-Leaseback Transaction

During fiscal 2020, we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $26 million, which qualified for sale-leaseback accounting in accordance with ASC 842. Concurrently with the sale, we entered into an operating leaseback arrangement with an initial lease term of 20 years and a renewal option for an additional 10 years. We recognized a loss related to the execution of the sale transaction of $9.4 million in fiscal 2020, which was recorded in selling, general and administrative expenses on the consolidated statements of income.

During fiscal 2019, we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $24 million, which qualified for sale-leaseback accounting in accordance with ASC 842. Concurrently with the sale, we entered into an operating leaseback arrangement with an initial lease term of 15 years and renewal options for up to an additional 30 years. We recognized a gain related to the execution of the sale transaction of $1.2 million in fiscal 2019, which was recorded in selling, general and administrative expenses on the consolidated statements of income.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 99

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

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended December 31, 2021 and, accordingly, holders were eligible to convert their 2024 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2024 Notes during the calendar quarter ending March 31, 2022. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

100 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2024 balance on the consolidated balance sheets. During fiscal 2021, fiscal 2020 and fiscal 2019, we recorded $0.7 million, $0.7 million and $0.2 million related to the amortization of debt issuance costs related to the 2024 Notes, respectively.

During fiscal 2021, holders of $130 million in aggregate principal amount of the 2024 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2024 Notes converted and shares of our common stock for the remaining conversion value. During fiscal 2021, we paid $130 million in cash and delivered 419,182 shares of common stock to settle the early conversion of these 2024 Notes. As a result, we recognized a loss on extinguishment of the liability component of $10 million in fiscal 2021. We also received 419,172 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2024 Notes as described below, and therefore, on a net basis issued 10 shares of our common stock in respect to such settlement of the converted 2024 Notes.

During the fourth quarter of fiscal 2021, holders of $3.6 million in aggregate principal amount of the 2024 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2024 Notes converted and shares of our common stock for the remaining conversion value. In accordance with the provisions for such combination settlements, the conversion value is to be determined based on the average conversion value over a 45 trading day observation period. As of January 29, 2022, the observation periods of these converted 2024 Notes had not been completed and, as a result, these converted 2024 Notes remain outstanding as of January 29, 2022. In the first quarter of fiscal 2022, we expect to pay $3.6 million in cash and to deliver shares of common stock to settle the early conversion of these 2024 Notes, net of the shares of common stock we expect to receive from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2024 Notes as described below. Accordingly, as of January 29, 2022, we reclassified $3.6 million of the outstanding principal balance to current liabilities on our consolidated balance sheets. As the settlement of conversion of the remainder of the 2024 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock, the remaining liability for the 2024 Notes is classified within other non-current obligations on our consolidated balance sheets.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 101

The carrying value of the 2024 Notes, excluding the discounts upon original issuance and third party offering costs, is as follows (in thousands):

	JANUARY 29,	JANUARY 30,
	2022	2021
Liability component
Principal	$219,638	$350,000
Less: Debt discount	(30,341)	(65,818)
Net carrying amount (1)	$189,297	$284,182
Equity component	$54,754	$87,252
(1)	Included in additional paid-in capital on the consolidated balance sheets.

We recorded interest expense of $15 million, $16 million and $6 million for the amortization of the debt discount related to the 2024 Notes during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

2024 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2024 Notes and exercise of the overallotment option in September 2019, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 1.656 million shares of our common stock at a price of approximately $211.40 per share. The total cost of the convertible note hedge transactions was approximately $91 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 1.656 million shares of our common stock at a price of $338.24 per share, which represents a 100% premium to the $169.12 closing share price on the day the 2024 Notes were priced. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 3.3 million shares of common stock (which cap may also be subject to adjustment). We received approximately $50 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2024 Notes until our common stock is above approximately $338.24 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

We recorded a deferred tax liability of $22 million in connection with the debt discount associated with the 2024 Notes and recorded a deferred tax asset of $23 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the consolidated balance sheets.

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

102 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended December 31, 2021 and, accordingly, holders were eligible to convert their 2023 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2023 Notes during the calendar quarter ending March 31, 2022. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

Discounts and third party offering costs attributable to the liability component are recorded as a contra-liability and are presented net against the convertible senior notes due 2023 balance on the consolidated balance sheets. We recorded $0.8 million, $1.0 million and $0.9 million related to the amortization of debt issuance costs in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, related to the 2023 Notes.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 103

During fiscal 2021, holders of $261 million in aggregate principal amount of the 2023 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. During fiscal 2021, we paid $261 million in cash and delivered 958,330 shares of common stock to settle the early conversion of these 2023 Notes. As a result, we recognized a loss on extinguishment of the liability component of $19 million in fiscal 2021. We also received 958,307 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below, and therefore, on a net basis issued 23 shares of our common stock in respect to such settlement of the converted 2023 Notes.

During the fourth quarter of fiscal 2021, holders of $9.4 million in aggregate principal amount of the 2023 Notes elected to exercise the conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. In accordance with the provisions for such combination settlements, the conversion value is to be determined based on the average conversion value over a 45 trading day observation period. As of January 29, 2022, the observation periods of these converted 2023 Notes had not been completed and, as a result, these converted 2023 Notes remain outstanding as of January 29, 2022. In the first quarter of fiscal 2022, we expect to pay $9.4 million in cash and to deliver shares of common stock to settle the early conversion of these 2023 Notes, net of the shares of common stock we expect to receive from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes as described below. Accordingly, as of January 29, 2022, we reclassified $9.4 million of the outstanding principal balance to current liabilities on our consolidated balance sheets. As the settlement of conversion of the remainder of the 2023 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock, the remaining liability for the 2023 Notes is classified within other non-current obligations on our consolidated balance sheets.

The carrying values of the 2023 Notes, excluding the discounts upon original issuance and third party offering costs, are as follows (in thousands):

	JANUARY 29,	JANUARY 30,
	2022	2021
Liability component
Principal	$74,390	$335,000
Less: Debt discount	(5,684)	(47,064)
Net carrying amount (1)	$68,706	$287,936
Equity component	$20,205	$90,990
(1)	Included in additional paid-in capital on the consolidated balance sheets.

We recorded interest expense of $14 million, $18 million and $17 million for the amortization of the debt discount related to the 2023 Notes during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

2023 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2023 Notes and exercise of the overallotment option in June 2018, we entered into convertible note hedge transactions whereby we have the option to purchase a total of approximately 1.730 million shares of our common stock at a price of approximately $193.65 per share. The total cost of the convertible note hedge transactions was approximately $92 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 1.730 million shares of our common stock at a price of $309.84 per share. The warrants contain certain adjustment mechanisms whereby the total number of shares to be purchased under such warrants may be increased up to a cap of approximately 3.5 million shares of common stock (which cap may also be subject to adjustment). We received approximately $51 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual earnings dilution from the conversion of the 2023 Notes until our common stock is above approximately $309.84 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity (deficit), are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

104 | FORM 10-K	PART II — FINANCIAL STATEMENTS

We recorded a deferred tax liability of $22 million in connection with the debt discount associated with the 2023 Notes and recorded a deferred tax asset of $23 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred tax assets on the consolidated balance sheets.

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

In May 2020, $9.4 million in aggregate principal amount of 2020 Notes were converted at the option of the noteholders. We paid $9.2 million in cash and delivered 14,927 shares of common stock to settle the converted 2020 Notes. As a result, we recognized a gain on extinguishment of the liability component of $0.2 million in fiscal 2020. We also received 14,927 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2020 Notes as described below, and therefore, on a net basis did not issue any shares of our common stock in respect to such settlement of the 2020 Notes.

In July 2020, upon the maturity of the 2020 Notes, the remaining $291 million in aggregate principal amount of the 2020 Notes settled for $291 million in cash and 1,116,718 shares of common stock. No gain or loss arose on extinguishment of the liability component. We also received 1,116,735 shares of common stock from the exercise of the remainder of the convertible bond hedge we purchased concurrently with the issuance of the 2020 Notes as described below, and therefore, on a net basis received 17 shares of our common stock (which were recorded as treasury stock within the consolidated statements of stockholders’ equity (deficit) in respect to such settlement of the 2020 Notes.

We recorded interest expense of $8.9 million and $18 million for the amortization of the debt discount related to the 2020 Notes during fiscal 2020 and fiscal 2019, respectively. We recorded $0.6 million and $1.2 million related to the amortization of debt issuance costs in fiscal 2020 and fiscal 2019, respectively, related to the 2020 Notes.

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, we entered into convertible note hedge transactions whereby we had the option to purchase a total of approximately 2.540 million shares of our common stock at a price of approximately $118.13 per share. The total cost of the convertible note hedge transactions was approximately $68 million. In addition, we sold warrants whereby the holders of the warrants have the option to purchase a total of approximately 2.540 million shares of our common stock at a strike price of $189.00 per share (the “2020 warrants”). We received approximately $30 million in cash proceeds from the sale of the 2020 warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants were intended to offset any actual earnings dilution from the conversion of the 2020 Notes until our common stock is above approximately $189.00 per share. As these transactions met certain accounting criteria, the convertible note hedges and warrants were recorded in stockholders’ equity, not accounted for as derivatives and not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 105

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

In June 2019, upon the maturity of the 2019 Notes, $350 million in aggregate principal amount of the 2019 Notes were settled for $349 million in cash and 42 shares of common stock. As a result, we recognized a gain on extinguishment of debt of $1.0 million during fiscal 2019.

We recorded interest expense of $5.9 million for the amortization of the debt discount related to the 2019 Notes in fiscal 2019, respectively. We recorded $0.4 million related to the amortization of debt issuance costs in fiscal 2019 related to the 2019 Notes.

2019 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2019 Notes, we entered into convertible note hedge transactions whereby we had the option to purchase a total of approximately 3.015 million shares of our common stock at a price of approximately $116.09 per share. The total cost of the convertible note hedge transactions was approximately $73 million. The convertible note hedge terminated upon the maturity date of the 2019 Notes. In addition, we sold warrants whereby the holders of the warrants had the option to purchase a total of approximately 3.015 million shares of our common stock at a price of $171.98 per share. We received $40 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants were intended to offset any actual dilution from the conversion of the 2019 Notes and to effectively increase the overall conversion price from $116.09 per share to $171.98 per share. As these transactions met certain accounting criteria, the convertible note hedges and warrants were recorded in stockholders’ equity (deficit), were not accounted for as derivatives and were not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

During fiscal 2019, we delivered approximately 167,100 shares upon exercise of the warrants under the terms of the warrant agreements. The warrants expired on December 6, 2019.

106 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 13—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows (in thousands):

	JANUARY 29,			JANUARY 30,
	2022			2021
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT
Asset based credit facility (1)	$—	$—	$—	$—	$—	$—
Term loan credit agreement (2)	1,995,000	(21,797)	1,973,203	—	—	—
Equipment promissory notes (3)	14,785	(31)	14,754	37,532	(171)	37,361
Total credit facilities	$2,009,785	$(21,828)	$1,987,957	$37,532	$(171)	$37,361
(1)	Deferred financing fees associated with the asset based credit facility as of January 29, 2022 and January 30, 2021 were $4.1 million and $1.5 million, respectively, and are included in other non-current assets on the consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit. In July 2021, Restoration Hardware, Inc. entered into the ABL Credit Agreement (defined below) which extended the maturity date of the revolving line of credit from June 28, 2022 to July 29, 2026.
(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $2.0 billion and $20 million were included in term loan—net and other current liabilities on the consolidated balance sheets, respectively. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(3)	Represents total equipment security notes secured by certain of our property and equipment, of which $14 million outstanding was included in other current liabilities on the consolidated balance sheets. The remaining $1.2 million outstanding, included in other non-current obligations on the consolidated balance sheets, has principal payments due in fiscal 2023.

Asset Based Credit Facility & Term Loan Facilities

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

On July 29, 2021, RHI entered into the Twelfth Amended and Restated Credit Agreement (as amended, the “ABL Credit Agreement”) by and among RHI, Restoration Hardware Canada, Inc., certain other subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and the ABL Agent, which amended and restated the 11th A&R Credit Agreement. The ABL Credit Agreement has a revolving line of credit with initial availability of up to $600 million, of which $10 million is available to Restoration Hardware Canada, Inc., and includes a $300 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $900 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The ABL Credit Agreement provides that the $300 million accordion, or a portion thereof, may be added as a first-in, last-out term loan facility if and to the extent the lenders revise their credit commitments for such facility. The ABL Credit Agreement further provides the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH if certain conditions set out in the ABL Credit Agreement are met. The maturity date of the ABL Credit Agreement is July 29, 2026.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 107

Borrowings under the revolving line of credit (other than swing line loans, which are subject to interest at the base rate) bear interest, at the borrower’s option, at either the base rate or London Inter-bank Offered Rate (“LIBOR”) subject to a 0.00% LIBOR floor (or, in the case of the Canadian borrowings, the “BA Rate” or the “Canadian Prime Rate”, as such terms are defined in the ABL Credit Agreement, for the Canadian borrowings denominated in Canadian dollars, or the “U.S. Index Rate”, as such term is defined in the ABL Credit Agreement, or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable interest rate margin, in each case. The ABL Credit Agreement contains customary provisions addressing future transition from LIBOR.

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of January 29, 2022, RHI was in compliance with all applicable financial covenants of the ABL Credit Agreement.

The ABL Credit Agreement requires a daily sweep of all cash receipts and collections to prepay the loans under the agreement while (i) an event of default exists or (ii) when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time.

The ABL Credit Agreement contains customary representations and warranties, events of defaults and other customary terms and conditions for an asset based credit facility.

The availability of the revolving line of credit at any given time under the ABL Credit Agreement is limited by the terms and conditions of the ABL Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). As of January 29, 2022, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $347 million, net of $20 million in outstanding letters of credit.

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

108 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Equipment Loan Facility

On September 5, 2017, Restoration Hardware, Inc. entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and we agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of January 29, 2022, the equipment security notes bore interest at a weighted-average rate of 4.56%. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. We are required to make monthly installment payments under the equipment security notes.

Second Lien Credit Agreement

On April 10, 2019, Restoration Hardware, Inc., entered into a credit agreement, dated as of April 9, 2019 and effective as of April 10, 2019 (the “Second Lien Credit Agreement”), among (i) Restoration Hardware, Inc., as lead borrower, (ii) the guarantors party thereto, (iii) the lenders party thereto, each of whom were managed or advised by either Benefit Street Partners L.L.C. and its affiliated investment managers or Apollo Capital Management, L.P. and its affiliated investment managers, and (iv) BSP Agency, LLC, as administrative agent and collateral agent (the “Second Lien Administrative Agent”) with respect to a second lien term loan in an aggregate principal amount equal to $200 million with a maturity date of April 9, 2024 (the “Second Lien Term Loan”). The second lien term loan of $200 million in principal was repaid in full on September 20, 2019. As a result of the repayment, in fiscal 2019 we incurred a $6.7 million loss on extinguishment of debt, which includes a prepayment penalty of $4.0 million and acceleration of amortization of debt issuance costs of $2.7 million.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 109

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

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently. The estimated fair value of the Term Loan Credit Agreement approximates cost as it was recently issued and the interest rate associated with the credit agreement is variable and resets frequently. The estimated fair value and carrying value of the 2023 Notes and 2024 Notes were as follows (in thousands):

	JANUARY 29,		JANUARY 30,
	2022		2021
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE (1)	VALUE	VALUE (1)
Convertible senior notes due 2023	$70,857	$68,706	$301,794	$287,936
Convertible senior notes due 2024	198,087	189,297	286,161	284,182
(1)	Carrying value represents the principal amount less the equity component of the 2023 Notes and 2024 Notes classified in stockholders’ equity, and does not exclude the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.

The fair value of each of the 2023 Notes and 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

110 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Fair Value Measurements—Non-Recurring

The fair value of the Waterworks tradename was determined based on unobservable (Level 3) inputs and valuation techniques, as discussed in “Impairment” within Note 3—Significant Accounting Policies.

The fair value of the acquired goodwill and tradename associated with the acquisitions by the RH Segment in fiscal 2020, as discussed in Note 6—Business Combinations, were determined based on unobservable (Level 3) inputs and valuation techniques.

The fair value of the real estate assets associated with our investment in the Aspen LLCs in fiscal 2020, as discussed in discussed in “Equity Method Investments” within Note 3—Significant Accounting Policies and Note 8—Equity Method Investments, were determined based on unobservable (Level 3) inputs and valuation techniques.

Upon settlement of our convertible senior notes, including the settlements in which holders of the 2023 Notes and 2024 Notes elected to exercise the early conversion option, we recognized a gain or loss on extinguishment of debt in the consolidated statements of income, which represents the difference between the carrying value and fair value of the convertible senior notes immediately prior to the settlement date. The fair value of each of the 2023 Notes and 2024 Notes related to the settlement of the early conversions was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our common stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

NOTE 15—INCOME TAXES

The following is a summary of our income before income taxes, inclusive of our share of equity method investments losses (in thousands):

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Domestic	$821,001	$378,267	$267,538
Foreign	1,103	(1,854)	1,644
Total	$822,104	$376,413	$269,182

The following is a summary of our income tax expense (in thousands):

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Current
Federal	$111,975	$85,708	$45,985
State	28,141	23,684	10,806
Foreign	363	126	403
Total current tax expense	140,479	109,518	57,194
Deferred
Federal	(3,841)	(2,251)	(7,173)
State	(2,885)	(2,536)	(1,477)
Foreign	(195)	(133)	263
Total deferred tax benefit	(6,921)	(4,920)	(8,387)
Total income tax expense	$133,558	$104,598	$48,807

PART II — FINANCIAL STATEMENTS	FORM 10-K | 111

A reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Provision at federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal tax impact	2.4	4.2	2.5
Non-deductible stock-based compensation	0.6	6.5	—
Tax rate adjustments and other	0.2	0.3	0.4
Stock compensation—excess benefits	(8.0)	(4.9)	(6.6)
Valuation allowance	—	0.1	—
Other permanent items	—	0.6	0.8
Effective tax rate	16.2%	27.8%	18.1%

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

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	JANUARY 29,	JANUARY 30,
	2022	2021
Non-current deferred tax assets (liabilities)
Lease liabilities	$317,971	$275,517
Stock-based compensation	26,205	24,922
Accrued expenses	19,572	21,308
Merchandise inventories	10,318	9,097
Deferred lease credits	4,854	4,917
Net operating loss carryforwards	2,884	1,988
Deferred revenue	1,739	635
Convertible senior notes	779	914
Other	1,152	2,269
Non-current deferred tax assets—net	385,474	341,567
Valuation allowance	(1,959)	(2,049)
Non-current deferred tax assets	$383,515	$339,518
Property and equipment	$(154,821)	$(147,143)
Lease right-of-use assets	(146,368)	(122,306)
Tradename, trademarks and intangibles	(12,603)	(10,349)
Prepaid expense and other	(11,077)	(8,010)
State benefit	(1,803)	(1,786)
Non-current deferred tax liabilities	(326,672)	(289,594)
Total net non-current deferred tax assets	$56,843	$49,924

112 | FORM 10-K	PART II — FINANCIAL STATEMENTS

A reconciliation of our valuation allowance against deferred tax assets in certain state and foreign jurisdictions due to historical losses is as follows (in thousands):

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Balance at beginning of fiscal year	$2,049	$1,007	$1,623
Net changes in deferred tax assets and liabilities	(90)	1,042	(616)
Balance at end of fiscal year	$1,959	$2,049	$1,007

As of January 29, 2022, we had state net operating loss carryovers of $20 million and foreign net operating loss carryovers of $13 million. The state net operating loss carryovers will begin to expire in 2022, and the foreign net operating loss carryovers will begin to expire in 2023. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). We cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

A reconciliation of the exposures related to unrecognized tax benefits is as follows (in thousands):

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Balance at beginning of fiscal year	$8,456	$8,514	$8,459
Gross increases (decreases)—prior period tax positions	(143)	(129)	(2)
Gross increases—current period tax positions	933	690	438
Reductions based on the lapse of the applicable statutes of limitations	(642)	(619)	(381)
Balance at end of fiscal year	$8,604	$8,456	$8,514

As of January 29, 2022, $7.9 million of our unrecognized tax benefits would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. In October 2017, we filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit has been recorded in any fiscal year given the technical nature and amount of the refund claim. An income tax benefit related to this refund claim could be recorded in a future period upon settlement with the respective taxing authority. As of January 29, 2022, we have $5.9 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

We account for interest and penalties related to exposures as a component of income tax expense. We had interest accruals of $0.3 million and $0.5 million associated with exposures as of January 29, 2022 and January 30, 2021, respectively.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of January 29, 2022, we are subject to examination by the tax authorities for fiscal 2017 through fiscal 2020. With few exceptions, as of January 29, 2022, we are no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before fiscal 2017.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 113

NOTE 16—NET INCOME PER SHARE

The weighted-average shares used for net income per share are as follows:

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Weighted-average shares—basic	21,270,448	19,668,976	19,082,303
Effect of dilutive stock-based awards	6,506,399	5,470,980	4,554,682
Effect of dilutive convertible senior notes (1)	3,336,548	2,162,312	662,049
Weighted-average shares—diluted	31,113,395	27,302,268	24,299,034
(1)	The 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices of $116.09 per share, $118.13 per share, $193.65 per share and $211.40 per share, respectively. The 2019 Notes matured on June 15, 2019 and did not have an impact of our dilutive share count post-maturity. The 2020 Notes matured on July 15, 2020 and did not have an impact on our dilutive share count post-maturity. The warrants associated with our 2019 Notes, 2020 Notes, 2023 Notes and 2024 Notes have an impact on our dilutive share count beginning at stock prices of $171.98 per share, $189.00 per share, $309.84 per share and $338.24 per share, respectively. The warrants associated with our 2019 Notes and 2020 Notes expired through December 2019 and January 2021, respectively.

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

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Options	102,374	389,830	360,496
Restricted stock units	1,379	316	—
Total anti-dilutive stock-based awards	103,753	390,146	360,496

NOTE 17—SHARE REPURCHASES AND SHARE RETIREMENTS

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program. In fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under this share repurchase program at an average price of $122.10 per share, for an aggregate repurchase amount of approximately $250 million. In fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under this program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250 million. We did not make any repurchases under this program during either fiscal 2021 or fiscal 2020. The total current authorized size of the share repurchase program is up to $950 million (the “950 Million Repurchase Program”), of which $450 million remained available as of January 29, 2022 for future share investments.

Share Repurchases under Equity Plans

As of both January 29, 2022 and January 30, 2021, the aggregate unpaid principal amount of notes payable for share repurchases was $0.6 million, of which $0.3 million was recorded in other current liabilities on the consolidated balance sheets and $0.3 million was recorded in other non-current obligations on the consolidated balance sheets as of January 29, 2022, and $0.6 million was recorded in other non-current obligations on the consolidated balance sheets as of January 30, 2021. During fiscal 2020, we elected to repay $18 million of aggregate principal amount of the notes payable for share repurchases, of which, $16 million was paid to a current board member of the Company. We recorded interest expense on the notes of $0.1 million, $0.8 million and $0.9 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

114 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

In fiscal 2019, we retired 2,170,154 shares of our common stock related to shares we had repurchased under the $950 Million Repurchase Program. As a result of this retirement, we reclassified a total of $250 million from treasury stock, of which $13 million was allocated to additional paid-in capital and $237 million was allocated to retained earnings (accumulated deficit) on the consolidated balance sheets and consolidated statements of shareholders’ equity (deficit) as of February 1, 2020.

There was no impact on the consolidated statements of income or cash flows related to these share retirement activities.

NOTE 18—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $48 million, $146 million and $22 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, which is included in selling, general and administrative expenses on the consolidated statements of income. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

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

As of January 30, 2021, there were a total of 427,062 shares issuable under the Stock Incentive Plan. On February 1, 2021, an additional 419,908 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Stock Incentive Plan to 846,970. Awards under the plans reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increase the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan are immediately retired and are no longer available for future issuance.

The number of shares available for future issuance under the Stock Incentive Plan as of January 29, 2022 was 1,185,322. Shares issued as a result of award exercises under the Stock Incentive Plan and Option Plan will be funded with the issuance of new shares. On January 31, 2022 an additional 430,139 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 115

2012 Stock Incentive Plan and 2012 Stock Option Plan—Stock Options

A summary of stock option activity under the Stock Incentive Plan and the Option Plan is as follows:

		WEIGHTED-AVERAGE
	OPTIONS	EXERCISE PRICE
Outstanding—January 30, 2021	8,477,506	$102.44
Granted	150,450	618.79
Exercised	(466,974)	68.63
Cancelled	(460,875)	149.75
Outstanding—January 29, 2022	7,700,107	$111.76

The fair value of stock options issued was estimated on the date of grant using the following assumptions:

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Expected volatility	64.2%	58.9%	55.7%
Expected life (years)	7.3	8.3	7.1
Risk-free interest rate	1.4%	0.6%	2.3%
Dividend yield	—	—	—

A summary of additional information about stock options is as follows:

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Weighted-average fair value per share of stock options granted	$392.65	$168.90	$63.35
Aggregate intrinsic value of stock options exercised (in thousands)	280,060	75,011	82,718
Fair value of stock options vested (in thousands)	59,074	12,429	11,816

116 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Information about stock options outstanding, vested or expected to vest, and exercisable as of January 29, 2022 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	LIFE (IN YEARS)	PRICE	OPTIONS	PRICE
$25.39 — $45.82	489,583	3.07	$36.24	485,203	$36.21
$46.50 — $46.50	2,876,826	0.75	46.50	2,876,826	46.50
$50.00 — $75.43	2,262,747	3.16	62.54	2,260,367	62.54
$87.31 — $385.30	1,923,901	7.93	248.75	931,071	323.89
$389.34 — $716.75	147,050	9.31	604.75	1,770	469.87
Total	7,700,107		$111.76	6,555,237	$90.78
Vested or expected to vest	7,424,028		$106.68

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of January 29, 2022 was $2.2 billion, $2.1 billion and $2.0 billion, respectively. Stock options exercisable as of January 29, 2022 had a weighted-average remaining contractual life of 2.77 years.

We recorded stock-based compensation expense related to stock options of $45 million, $140 million and $14 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The fiscal 2021 and fiscal 2020 expense includes $24 million and $117 million, respectively, associated with the option grant to Mr. Friedman in October 2020 (refer to Chairman and Chief Executive Officer Option Grant below). As of January 29, 2022, the total unrecognized compensation expense related to unvested options was $102 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.82 years. In addition, as of January 29, 2022, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $33 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant below).

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan.

The option contains selling restrictions on the underlying shares that lapse upon the achievement of both time-based service requirements and stock price performance-based metrics as described further below. The option is fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option will result in aggregate non-cash stock compensation expense of $174 million, of which $24 million and $117 million was recognized in fiscal 2021 and fiscal 2020, respectively, (which is included in the stock-based compensation expense amounts noted above).

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 117

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

2012 Stock Incentive Plan—Restricted Stock Awards

We grant restricted stock awards, which include restricted stock and restricted stock units, to our employees and members of our Board of Directors. A summary of restricted stock award activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE FAIR	INTRINSIC
	AWARDS	VALUE	VALUE
Outstanding—January 30, 2021	92,250	$61.04
Granted	12,010	582.79
Released	(76,010)	56.00
Cancelled	(8,500)	55.96
Outstanding—January 29, 2022	19,750	$399.89	$7,740,420

A summary of additional information about restricted stock awards is as follows:

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Weighted-average fair value per share of awards granted	$582.79	$371.36	$129.21
Grant date fair value of awards released (in thousands)	4,257	6,710	10,522

We recorded stock-based compensation expense related to restricted stock awards of $3.0 million, $4.9 million and $7.3 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. As of January 29, 2022, the total unrecognized compensation expense related to unvested restricted stock awards was $5.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.07 years.

NOTE 19—EMPLOYEE BENEFIT PLANS

We have a 401(k) plan for our employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. We, at our discretion, may contribute funds to the 401(k) plan. We made no contributions to the 401(k) plan during fiscal 2021, fiscal 2020 or fiscal 2019.

118 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 20—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of January 29, 2022.

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

NOTE 21—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the Chief Operating Decision Maker (the “CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate Development. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, websites, Source Books, and the commercial channel. The Real Estate Development segment represents operations associated with our equity method investments, as described in Note 8—Equity Method Investments.

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

We use operating income to evaluate segment profitability for the retail operating segments. Operating income is defined as net income before interest expense—net, tradename impairment, (gain) loss on extinguishment of debt, other expenses—net, income tax expense and our share of equity method investments losses.

Segment Information

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting (in thousands):

	YEAR ENDED
	JANUARY 29,			JANUARY 30,			FEBRUARY 1,
	2022			2021			2020
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL
Net revenues	$3,593,842	$164,978	$3,758,820	$2,729,422	$119,204	$2,848,626	$2,514,296	$133,141	$2,647,437
Gross profit	1,772,668	82,743	1,855,411	1,274,148	51,383	1,325,531	1,038,722	56,289	1,095,011
Depreciation and amortization	91,252	4,770	96,022	95,071	4,969	100,040	96,148	4,591	100,739

PART II — FINANCIAL STATEMENTS	FORM 10-K | 119

In fiscal 2021 and fiscal 2020, the Real Estate Development segment share of equity method investments losses were $8.2 million and $0.9 million, respectively.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting (in thousands):

	JANUARY 29,				JANUARY 30,
	2022				2021
			REAL ESTATE				REAL ESTATE
	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL
Goodwill (1)	$141,100	$—	$—	$141,100	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets (2)	56,161	17,000	—	73,161	54,663	17,000	—	71,663
Equity method investments	—	—	100,810	100,810	—	—	100,603	100,603
Total assets	5,259,719	179,941	100,810	5,540,470	2,659,944	137,766	100,603	2,898,313
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million, with $20 million recorded in fiscal 2020.

We use segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes (i) a non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020, (ii) asset impairments and changes in useful lives, (iii) product recall accruals and adjustments—net, (iv) severance costs associated with reorganizations, (v) gain (loss) on sale leaseback transactions, (vi) legal settlements, net of legal expenses and (vii) asset held for sale gain. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team reviews.

The following table presents, for our retail operating segments, the segment operating income and income before income taxes (in thousands):

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Operating income:
RH Segment	$944,881	$616,523	$375,315
Waterworks	17,747	4,019	3,780
Non-cash compensation	(23,428)	(117,084)	—
Asset impairments and change in useful lives	(9,630)	(12,851)	(21,899)
Recall accrual	(1,940)	(7,370)	3,988
Reorganization related costs	(449)	(7,027)	(1,075)
(Gain) loss on sale leaseback transaction	—	(9,352)	1,196
Legal settlements	—	—	1,193
Asset held for sale gain	—	—	333
Income from operations	927,181	466,858	362,831
Interest expense—net	64,947	69,250	87,177
(Gain) loss on extinguishment of debt	29,138	(152)	6,472
Other expense—net	2,778	—	—
Tradename impairment	—	20,459	—
Income before income taxes	$830,318	$377,301	$269,182

120 | FORM 10-K	PART II — FINANCIAL STATEMENTS

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows (in thousands):

	YEAR ENDED
	JANUARY 29,	JANUARY 30,	FEBRUARY 1,
	2022	2021	2020
Furniture	$2,599,540	$1,940,658	$1,762,034
Non-furniture	1,159,280	907,968	885,403
Total net revenues	$3,758,820	$2,848,626	$2,647,437

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of January 29, 2022 we operated 4 retail locations and 2 outlets in Canada, and 1 retail location in the U.K. Geographic revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented. Long-lived assets held internationally were not material in any fiscal period presented.

No single customer accounted for more than 10% of our revenues in fiscal 2021, fiscal 2020 or fiscal 2019.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 121

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

Management’s Report on Internal Control over Financial Reporting

Our senior leadership team is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our senior leadership team conducted an assessment of our internal control over financial reporting as of January 30, 2021 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, our senior leadership team concluded that our internal control over financial reporting was effective as of January 29, 2022. The effectiveness of our internal control over financial reporting as of January 29, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

122 | FORM 10-K	PART II — FINANCIAL STATEMENTS

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART III	FORM 10-K | 123

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021

Consolidated Statements of Income for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated Statements of Comprehensive Income for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020

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

ITEM 16.     FORM 10-K SUMMARY

The Company has elected not to include summary information.

124 | FORM 10-K	EXHIBIT INDEX

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
3.1	Restated Certificate of Incorporation of RH.	10-K	001-35720	March 29, 2017	3.1
3.2	Amended and Restated Bylaws of RH.	8-K	001-35720	March 3, 2017	3.1
4.1	Description of Securities of Registrant.	10-K	001-35720	March 30, 2020	4.1
4.2	Form of RH Common Stock Certificate.	10-K	001-35720	March 29, 2017	4.1
4.3	Indenture dated June 18, 2018, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2023.	8-K	001-35720	June 19, 2018	4.1
4.4	First Supplemental Indenture dated as of August 31, 2018, between RH and U.S. Bank National Association, as Trustee, relating to the 0.00% Convertible Senior Note due 2023.	10-Q	001-35720	September 5, 2018	4.2
4.5	Indenture dated September 17, 2019, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2024.	8-K	001-35720	September 18, 2019	4.1
10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4
10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1
10.3*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2
10.4*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3
10.5*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4
10.6*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2
10.7*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17
10.8*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman.	8-K	001-35720	May 3, 2017	10.1
10.9*	Cash Incentive Bonus Plan.	10-Q	001-35720	September 9, 2017	10.2
10.10*	Form of Compensation Protection Agreement for Section 16 Presidents.	10-K	001-35720	March 29, 2018	10.11
10.11	Form of Base Convertible Bond Hedge Confirmation, dated June 13, 2018, between RH and each of the counterparties thereto.	8-K	001-35720	June 19, 2018	10.1

EXHIBIT INDEX	FORM 10-K | 125

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.12	Form of Base Warrant Confirmation, dated June 13, 2018, between RH and each of the counterparties thereto.	8-K	001-35720	June 19, 2018	10.2
10.13	Form of Base Convertible Bond Hedge Confirmation, dated September 12, 2019, between RH and each of the counterparties thereto.	8-K	001-35720	September 18, 2019	10.1
10.14	Form of Base Warrant Confirmation, dated September 12, 2019, between RH and each of the counterparties thereto.	8-K	001-35720	September 18, 2019	10.2
10.15	Form of Additional Convertible Bond Hedge Confirmation, dated September 13, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.3
10.16	Form of Additional Warrant Confirmation, dated September 13, 2019, between RH and each of the Counterparties.	8-K	001-35720	September 18, 2019	10.4
10.17	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary G. Friedman.	10-K	001-35720	March 30, 2016	10.13
10.18	Credit Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association as administrative agent and collateral agent.	8-K	001-35720	July 13, 2017	10.1
10.19	Credit Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and BSP Agency, LLC, as administrative agent and collateral agent.	8-K	001-35720	April 16, 2019	10.1
10.20	Intercreditor Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., Bank of America, N.A. and BSP Agency, LLC.	8-K	001-35720	April 16, 2019	10.2
10.21	Twelfth Amended and Restated Credit Agreement, dated as of July 29, 2021, by and among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	July 30, 2021	10.1
10.22	Term Loan Credit Agreement dated as of October 20, 2021, by and among Restoration Hardware, Inc. as the borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	October 25, 2021	10.1

126 | FORM 10-K	EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.23	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman dated as of October 18, 2020.	8-K	001-35720	October 21, 2020	10.1
21.1	Subsidiary List	—	—	—	—	X
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X
24.1	Power of Attorney (included on signature page)	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document––the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Extension Definition	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
*	Indicates management contract or compensatory plan or arrangement.

EXHIBIT INDEX	FORM 10-K | 127

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

	By:	/s/ Gary Friedman
Gary Friedman
Chairman of the Board of Directors and Chief Executive Officer

Date: March 30, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30th, 2022.

/s/ Gary Friedman	/s/ Jack Preston
Gary Friedman	Jack Preston
Chairman of the Board of Directors and Chief Executive Officer	Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

/s/ Christina Hargarten	/s/ Carlos Alberini
Christina Hargarten	Carlos Alberini
Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ Keith Belling	/s/ Eri Chaya
Keith Belling	Eri Chaya
Director	Director

/s/ Mark Demilio	/s/ Hilary Krane
Mark Demilio	Hilary Krane
Director	Director

/s/ Katie Mitic	/s/ Ali Rowghani
Katie Mitic	Ali Rowghani
Director	Director

/s/ Leonard Schlesinger
Leonard Schlesinger
Director

128 | FORM 10-K	SIGNATURES