Form 10-Q
period 2022-04-30
RH
filed 2022-06-03
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 27, 2022, 24,681,191 shares of the registrant’s common stock were outstanding.

RH

TABLE OF CONENTS	2022 QUARTERLY REPORT | 2

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

c
	APRIL 30,	JANUARY 29,
	2022	2022

	(in thousands)
ASSETS
Cash and cash equivalents	$2,243,255	$2,177,889
Accounts receivable—net	65,602	57,914
Merchandise inventories	817,327	734,289
Prepaid expense and other current assets	272,877	121,350
Total current assets	3,399,061	3,091,442
Property and equipment—net	1,357,064	1,227,920
Operating lease right-of-use assets	544,797	551,045
Goodwill	141,092	141,100
Tradenames, trademarks and other intangible assets	73,488	73,161
Deferred tax assets	63,256	56,843
Equity method investments	100,550	100,810
Other non-current assets	208,629	298,149
Total assets	$5,887,937	$5,540,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$428,949	$442,379
Deferred revenue and customer deposits	436,765	387,933
Convertible senior notes due 2023	—	9,389
Convertible senior notes due 2024	—	3,600
Convertible senior notes repurchase obligation (Note 9)	313,706	—
Operating lease liabilities	74,309	73,834
Other current liabilities	107,801	146,623
Total current liabilities	1,361,530	1,063,758
Asset based credit facility	—	—
Term loan—net	1,949,038	1,953,203
Convertible senior notes due 2023—net	19,658	59,002
Convertible senior notes due 2024—net	80,388	184,461
Non-current operating lease liabilities	533,074	540,513
Non-current finance lease liabilities	594,728	560,550
Other non-current obligations	7,731	8,706
Total liabilities	4,546,147	4,370,193
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of April 30, 2022 and January 29, 2022	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 24,661,781 shares issued and outstanding as of April 30, 2022; 21,506,967 shares issued and outstanding as of January 29, 2022	2	2
Additional paid-in capital	575,635	620,577
Accumulated other comprehensive income (loss)	(5,555)	(1,410)
Retained earnings	771,708	551,108
Total stockholders’ equity	1,341,790	1,170,277
Total liabilities and stockholders’ equity	$5,887,937	$5,540,470

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands, except share and per share amounts)
Net revenues	$957,292	$860,792
Cost of goods sold	458,709	453,815
Gross profit	498,583	406,977
Selling, general and administrative expenses	293,295	219,089
Income from operations	205,288	187,888
Other expenses
Interest expense—net	20,855	13,308
Loss on extinguishment of debt	146,116	105
Other income—net	(343)	—
Total other expenses	166,628	13,413
Income before income taxes	38,660	174,475
Income tax expense (benefit)	(163,426)	41,724
Income before equity method investments	202,086	132,751
Share of equity method investments losses	(1,375)	(2,095)
Net income	$200,711	$130,656
Weighted-average shares used in computing basic net income per share	22,608,537	21,003,244
Basic net income per share (Note 13)	$15.34	$6.22
Weighted-average shares used in computing diluted net income per share	28,527,246	31,210,011
Diluted net income per share (Note 13)	$12.16	$4.19

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 4

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Net income	$200,711	$130,656
Net gains (losses) from foreign currency translation	(4,145)	1,348
Total comprehensive income	$196,566	$132,004

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY

	(in thousands, except share amounts)
Balances—January 29, 2022	21,506,967	$2	$620,577	$(1,410)	$551,108	—	$—	$1,170,277
Stock-based compensation	—	—	12,802	—	—	—	—	12,802
Vested and delivered restricted stock units	1,409	—	(266)	—	—	—	—	(266)
Exercise of stock options	3,153,400	—	149,570	—	—	—	—	149,570
Exercise of call option under bond hedge upon settlement of convertible senior notes	(36,968)	—	14,705	—	—	36,968	(14,705)	—
Settlement of convertible senior notes	36,973	—	(14,705)	—	—	(36,968)	14,705	—
Termination of common stock warrants	—	—	(386,708)	—	—	—	—	(386,708)
Termination of convertible note hedge	—	—	236,050	—	—	—	—	236,050
Impact of ASU 2020-06 adoption	—	—	(56,390)	—	19,889	—	—	(36,501)
Net income	—	—	—	—	200,711	—	—	200,711
Net losses from foreign currency translation	—	—	—	(4,145)	—	—	—	(4,145)
Balances—April 30, 2022	24,661,781	$2	$575,635	$(5,555)	$771,708	—	$—	$1,341,790

Balances—January 30, 2021	20,995,387	$2	$581,897	$2,565	$(137,438)	—	$—	$447,026
Stock-based compensation	—	—	15,200	—	—	—	—	15,200
Vested and delivered restricted stock units	2,807	—	(927)	—	—	—	—	(927)
Exercise of stock options	22,342	—	1,393	—	—	—	—	1,393
Exercise of call option under bond hedge upon settlement of convertible senior notes	(7,305)	—	3,280	—	—	7,305	(3,280)	—
Settlement of convertible senior notes	7,307	—	(3,514)	—	—	(7,305)	3,280	(234)
Net income	—	—	—	—	130,656	—	—	130,656
Net losses from foreign currency translation	—	—	—	1,348	—	—	—	1,348
Balances—May 1, 2021	21,020,538	$2	$597,329	$3,913	$(6,782)	—	$—	$594,462

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 6

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$200,711	$130,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,758	23,886
Non-cash operating lease cost	18,391	16,603
Asset impairments	5,923	—
Amortization of debt discount	—	8,670
Stock-based compensation expense	12,802	15,307
Non-cash finance lease interest expense	7,071	6,150
Product recalls	560	500
Deferred income taxes	5,493	—
Loss on extinguishment of debt	146,116	105
Gain on derivative instruments—net	(3,177)	—
Share of equity method investments losses	1,375	2,095
Other non-cash items	1,269	(1,944)
Cash paid attributable to accretion of debt discount upon settlement of debt	—	(319)
Change in assets and liabilities:
Accounts receivable	(7,715)	(722)
Merchandise inventories	(83,115)	(49,540)
Prepaid expense and other assets	(160,116)	(12,575)
Landlord assets under construction—net of tenant allowances	(12,148)	(13,578)
Accounts payable and accrued expenses	(14,778)	(32,250)
Deferred revenue and customer deposits	48,909	82,744
Other current liabilities	(30,057)	41,981
Current and non-current operating lease liabilities	(19,379)	(19,379)
Other non-current obligations	(6,944)	(7,515)
Net cash provided by operating activities	135,949	190,875

PART I. FINANCIAL INFORMATION	2020 FIRST QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021
	(in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,364)	(50,251)
Equity method investments	(1,115)	(1,172)
Net cash used in investing activities	(30,479)	(51,423)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under term loans	(5,000)	—
Repayments under promissory and equipment security notes	(10,910)	(5,792)
Repayments of convertible senior notes	(13,048)	(2,035)
Principal payments under finance leases	(3,559)	(3,671)
Proceeds from termination of convertible senior note hedges	231,796	—
Payments for termination of common stock warrants	(390,934)	—
Proceeds from exercise of stock options	149,570	1,393
Tax withholdings related to issuance of stock-based awards	(266)	(927)
Net cash used in financing activities	(42,351)	(11,032)
Effects of foreign currency exchange rate translation	(278)	36
Net increase in cash and cash equivalents and restricted cash equivalents	62,841	128,456
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	2,177,889	100,446
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	3,975	6,625
Beginning of period—cash and cash equivalents	$2,181,864	$107,071
End of period—cash and cash equivalents	2,243,255	229,527
End of period—restricted cash equivalents (acquisition related escrow deposits)	1,450	6,000
End of period—cash and cash equivalents and restricted cash equivalents	$2,244,705	$235,527
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$12,248	$14,463
Landlord asset additions in accounts payable and accrued expenses at period-end	16,823	33,568
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	109,677	—
Extinguishment of convertible senior notes related to repurchase obligation (Note 9)	(180,322)	—
Financing liability and embedded derivative arising from convertible senior notes repurchase (Note 9)	325,363	—
Shares issued on settlement of convertible senior notes	(14,705)	(3,280)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	14,705	3,280

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 8

RH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

RH, a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Source Books. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings.

As of April 30, 2022, we operated a total of 67 RH Galleries and 39 RH Outlet stores in 31 states, the District of Columbia and Canada, as well as 14 Waterworks Showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of April 30, 2022, and the results of operations for the three months ended April 30, 2022, and May 1, 2021. Our current fiscal year, which consists of 52 weeks, ends on January 28, 2023 (“fiscal 2022”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the novel coronavirus disease (“COVID-19” or “the pandemic”) using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three months ended April 30, 2022. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the “2021 Form 10-K”).

The results of operations for the three months ended April 30, 2022, presented herein are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the pandemic and other factors as discussed in COVID-19 Pandemic and Macro-Economic Factors below.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 9

COVID-19 Pandemic and Macro-Economic Factors

The COVID-19 pandemic continues to cause challenges in certain aspects of our business operations primarily related to our supply chain, including delays in our receipt of products from vendors, which have affected our ability to convert demand into revenues at normal historic rates. While our performance during the pandemic demonstrates the desirability of our exclusive products, we may see consumer spending patterns shift away from spending on the home and home-related categories as customers return to pre-COVID consumption trends, such as spending on travel and leisure, and other activities.

There are a number of macro-economic factors and uncertainties affecting the overall business climate as well as our business including increased inflation and rising interest rates. These factors may have a number of adverse effects on overall economic conditions and markets in which we operate. A slowdown in the housing market or continued negative trends in stock market prices could have a negative impact on our customers and demand for our products.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. For more information, refer to the section entitled “Risk Factors” in our 2021 Form 10-K.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards or Updates Adopted

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, ASU 2020-06 removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, after adopting ASU 2020-06’s guidance, we no longer separately present in equity an embedded conversion feature of such debt. Instead, we will account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity.

We adopted ASU 2020-06 in the first quarter of fiscal 2022 using a modified retrospective transition method. Accordingly, the cumulative effect of the adoption on our opening fiscal 2022 condensed consolidated balance sheets was as follows:

		ASU 2020-06
	JANUARY 29,	ADOPTION	JANUARY 29,
	2022	ADJUSTMENTS	2022

	(in thousands)
Assets
Property and equipment—net	$1,227,920	$(12,385)	$1,215,535
Deferred tax assets	56,843	11,909	68,752
Liabilities
Convertible senior notes due 2023—net	59,002	5,684	64,686
Convertible senior notes due 2024—net	184,461	30,341	214,802
Equity
Additional paid-in capital	620,577	(56,390)	564,187
Retained earnings	551,108	19,889	570,997

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 10

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01—Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01” and, together with ASU 2020-04, the “ASUs”). The ASUs provide optional expedients and exceptions, if certain criteria are met, for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The primary contracts for which we currently use LIBOR include our asset based credit facility and certain term loan debt arrangements. The guidance was effective upon issuance and allows entities to adopt the amendments on a prospective basis through December 31, 2022. All new arrangements are using alternative reference rates and we are evaluating the impact of adoption on our existing contracts.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	APRIL 30,	JANUARY 29,
	2022	2022

	(in thousands)
Federal and state tax receivable(1)	$139,080	$—
Prepaid expense and other current assets	52,713	45,386
Vendor deposits	24,343	19,610
Capitalized catalog costs	21,859	22,194
Tenant allowance receivable	17,761	15,355
Promissory notes receivable, including interest(2)	9,601	8,401
Right of return asset for merchandise	6,070	6,429
Acquisition related escrow deposits	1,450	3,975
Total prepaid expense and other current assets	$272,877	$121,350

(1)	Refer to Note 12—Income Taxes.
(2)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 5—Equity Method Investments.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 11

Other non-current assets consist of the following:

	APRIL 30,	JANUARY 29,
	2022	2022

	(in thousands)
Landlord assets under construction—net of tenant allowances	$115,977	$204,013
Initial direct costs prior to lease commencement	50,361	57,087
Capitalized cloud computing costs—net(1)	17,991	14,910
Other deposits	6,872	6,877
Deferred financing fees	5,192	4,123
Other non-current assets	12,236	11,139
Total other non-current assets	$208,629	$298,149
(1)	Presented net of accumulated amortization of $5.4 million and $4.0 million as of April 30, 2022 and January 29, 2022, respectively.

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (Refer to Note 17—Segment Reporting), for the three months ended April 30, 2022:

			FOREIGN
	JANUARY 29,		CURRENCY	APRIL 30,
	2022	ADDITIONS	TRANSLATION	2022

	(in thousands)
RH Segment
Goodwill	$141,100	$—	$(8)	$141,092
Tradenames, trademarks and other intangible assets	56,161	327	—	56,488
Waterworks(1)
Tradename(2)	17,000	—	—	17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in previous fiscal years.

NOTE 5—EQUITY METHOD INVESTMENTS

Equity method investments represent our 50 percent membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) which were formed during fiscal 2020 for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. As we do not have a controlling financial interest in the Aspen LLCs but have the ability to exercise significant influence over the Aspen LLCs, we account for these investments using the equity method of accounting.

As of April 30, 2022 and January 29, 2022, $9.6 million and $8.4 million, respectively, of promissory notes receivable, inclusive of accrued interest, are outstanding with the managing member, which are included in prepaid expense and other current assets on the condensed consolidated balance sheets. These promissory notes are expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs. We have made $105 million in capital contributions to the Aspen LLCs as contractually required and no further capital contributions are required other than payments made under a management services arrangement. Our maximum exposure to loss is the carrying value of our capital contributed to the equity method investments as of April 30, 2022.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 12

During the three months ended April 30, 2022 and January 29, 2022, we recorded our proportionate share of equity method investments losses of $1.4 million and $2.1 million, respectively, which is included in the condensed consolidated statements of income and a corresponding decrease to the carrying value of equity method investments on the condensed consolidated balance sheets as of April 30, 2022. During the three months ended April 30, 2022, we did not receive any distributions or have any undistributed earnings of equity method investments.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	APRIL 30,	JANUARY 29,
	2022	2022

	(in thousands)
Accounts payable	$254,537	$242,035
Accrued compensation	54,471	96,859
Accrued freight and duty	27,339	21,888
Accrued sales taxes	26,732	24,811
Accrued occupancy	26,208	28,088
Accrued professional fees	17,134	5,892
Accrued catalog costs	7,946	4,127
Other accrued expenses	14,582	18,679
Total accounts payable and accrued expenses	$428,949	$442,379

Other current liabilities consist of the following:

	APRIL 30,	JANUARY 29,
	2022	2022

	(in thousands)
Unredeemed gift card and merchandise credit liability	$25,237	$22,712
Allowance for sales returns	24,709	25,256
Current portion of term loan	20,000	20,000
Finance lease liabilities	15,982	15,511
Current portion of equipment promissory notes	3,875	13,625
Federal and state tax payable(1)	—	31,364
Other current liabilities	17,998	18,155
Total other current liabilities	$107,801	$146,623
(1)	Refer to Note 12—Income Taxes.

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of April 30, 2022 will be recognized within the next six months as the performance obligations are satisfied. Deferred revenue also includes the unrecognized portion of the annual RH Members Program fee. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 13

In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended April 30, 2022 and May 1, 2021, we recognized $4.7 million and $4.9 million, respectively, of revenue related to previous deferrals related to our gift cards.

We recognize breakage associated with gift cards proportional to actual gift card redemptions. Breakage of $0.7 million and $0.4 million was recorded in net revenues in the three months ended April 30, 2022 and May 1, 2021, respectively.

We expect that approximately 75% of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	APRIL 30,	JANUARY 29,
	2022	2022

	(in thousands)
Unrecognized tax benefits	$3,491	$3,471
Non-current portion of equipment promissory notes—net	—	1,129
Other non-current obligations	4,240	4,106
Total other non-current obligations	$7,731	$8,706

.

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Operating lease cost(1)	$25,133	$23,567
Finance lease costs
Amortization of leased assets(1)	11,498	10,918
Interest on lease liabilities(2)	7,071	6,150
Variable lease costs(3)	9,087	8,427
Sublease income(4)	(1,128)	(1,182)
Total lease costs—net	$51,661	$47,880
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2021 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $6.7 million and $6.3 million for the three months ended April 30, 2022 and May 1, 2021, respectively, and charges associated with common area maintenance of $2.4 million and $2.1 million for the three months ended April 30, 2022 and May 1, 2021, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in either period.
(4)	Included as an offset to selling, general and administrative expenses on the condensed consolidated statements of income.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 14

Lease right-of-use assets and lease liabilities consist of the following:

		APRIL 30,	JANUARY 29,
		2022	2022

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$544,797	$551,045
Finance leases(1)(2)	Property and equipment—net	918,605	784,327
Total lease right-of-use assets		$1,463,402	$1,335,372
Liabilities
Current(3)
Operating leases	Operating lease liabilities	$74,309	$73,834
Finance leases	Other current liabilities	15,982	15,511
Total lease liabilities—current		90,291	89,345
Non-current
Operating leases	Non-current operating lease liabilities	533,074	540,513
Finance leases	Non-current finance lease liabilities	594,728	560,550
Total lease liabilities—non-current		1,127,802	1,101,063
Total lease liabilities		$1,218,093	$1,190,408
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $185 million and $174 million as of April 30, 2022 and January 29, 2022, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 15

The maturities of lease liabilities are as follows as of April 30, 2022:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2022	$73,005	$34,056	$107,061
2023	91,430	45,762	137,192
2024	86,055	46,131	132,186
2025	84,275	47,338	131,613
2026	80,949	48,111	129,060
2027	76,416	49,052	125,468
Thereafter	238,655	773,145	1,011,800
Total lease payments(1)(2)	730,785	1,043,595	1,774,380
Less—imputed interest(3)	(123,402)	(432,885)	(556,287)
Present value of lease liabilities	$607,383	$610,710	$1,218,093
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $512 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of April 30, 2022, of which $17 million, $27 million, $33 million, $34 million, $33 million and $31 million will be paid in fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026 and fiscal 2027, respectively, and $337 million will be paid subsequent to fiscal 2027.
(2)	Excludes future commitments under short-term lease agreements of $0.9 million as of April 30, 2022.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Weighted-average remaining lease term (years)
Operating leases	8.9	9.5
Finance leases	21.1	18.2
Weighted-average discount rate
Operating leases	3.95%	4.00%
Finance leases	5.06%	4.99%

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 16

Other information related to leases consists of the following:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(25,199)	$(25,456)
Operating cash flows from finance leases	(7,071)	(6,253)
Financing cash flows from finance leases	(3,559)	(3,671)
Total cash outflows from leases	$(35,829)	$(35,380)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$12,459	$103,088
Finance leases	38,252	19,611

NOTE 9—CONVERTIBLE SENIOR NOTES

In June 2018, we issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2023 and issued an additional $35 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering (collectively, the “2023 Notes”). In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes” and, together with the 2023 Notes, the “Convertible Senior Notes” or the “Notes”). Refer to Note 12—Convertible Senior Notes in our consolidated financial statements in our 2021 Form 10-K for further information and terms of the Notes, including the accounting policies related to the Notes that were in effect through fiscal 2021. In connection with our adoption of ASU 2020-06 in the first quarter of fiscal 2022, we recombined the previously outstanding equity component, which resulted in an increase in the balance of convertible debt outstanding. Refer to Note 2—Recently Issued Accounting Standards for further discussion of the impact of our adoption of ASU 2020-06 on our condensed consolidated financial statements.

The outstanding balances under the 2023 Notes and 2024 Notes were as follows:

	APRIL 30,			JANUARY 29,
	2022			2022
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST(1)	AMOUNT	AMOUNT	COST(1)	AMOUNT

	(in thousands)
Convertible senior notes due 2023(2)	$19,778	$(120)	$19,658	$74,390	$(5,999)	$68,391
Convertible senior notes due 2024(3)	80,880	(492)	80,388	219,638	(31,577)	188,061
Total convertible senior notes	$100,658	$(612)	$100,046	$294,028	$(37,576)	$256,452
(1)	As of April 30, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount. As of January 29, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount, as well as the previously outstanding equity component that was recombined upon the adoption of ASU 2020-06 in the first quarter of fiscal 2022, which was $5.7 million for the 2023 Notes and $30 million for the 2024 Notes. Refer to Note 2—Recently Issued Accounting Standards.
(2)	As of April 30, 2022, $20 million of the 2023 Notes remains outstanding and is classified as convertible senior notes due 2023—net. The 2023 Notes outstanding as of January 29, 2022 included a current portion of $9.4 million and a non-current portion of $59 million.
(3)	As of April 30, 2022, $81 million of the 2024 Notes remains outstanding and is classified as convertible senior notes due 2024—net. The 2024 Notes outstanding as of January 29, 2022 included a current portion of $3.6 million and a non-current portion of $184 million.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 17

2023 Notes and 2024 Notes—Bond Hedge and Warrant Terminations and Notes Repurchase

During the three months ended April 30, 2022, we entered into agreements with certain financial institutions (collectively, the “Counterparties”) to repurchase all of the warrants issued in connection with the 2023 Notes and 2024 Notes at an aggregate purchase price of $184 million and $203 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a volume weighted-average price measurement period of two or three days. Upon entering into these agreements, the warrants were reclassified from stockholders’ equity to current liabilities on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding net loss on the fair value adjustment of the warrants of $4.2 million, which is classified within other income—net in the condensed consolidated statements of income. Upon settlement of these agreements in April 2022, we paid an aggregate of $391 million in cash to terminate the warrants.

During the three months ended April 30, 2022, we entered into agreements with the Counterparties to terminate all of the convertible note bond hedges issued in connection with the 2023 Notes and 2024 Notes to receive an aggregate closing price of $56 million and $180 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a three day volume weighted-average price measurement period. Upon entering into these agreements, the bond hedges were reclassified from stockholders’ equity to current assets on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding loss on the fair value adjustment of the settlement feature of $4.3 million, which is classified within other income—net in the condensed consolidated statements of income. Upon settlement of these agreements in April 2022, we received an aggregate of $232 million in cash for the termination of the bond hedges.

During the three months ended April 30, 2022, we entered into individual privately negotiated transactions with certain holders of the 2023 Notes and 2024 Notes to repurchase in cash $45 million and $135 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Notes Repurchase”). The Notes Repurchase provided for an estimated settlement cost of $325 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a five day volatility weighted-average price measurement period that ended on April 29, 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $180 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $325 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $278 million, with the remaining $47 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $146 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of approximately $1.0 million. Upon the completion of the price measurement period in April 2022, a total of $314 million was due to the holders, representing the combined carrying value of the debt liability of $47 million, as well as the fair value of the bifurcated embedded equity derivative of $267 million. Accordingly, we recognized a gain on the fair value adjustment of the bifurcated embedded equity derivative of $11 million, which is classified within other income—net in the condensed consolidated statements of income. The resulting debt liability and bifurcated embedded equity derivative were settled in full for $314 million in cash upon closing of the Notes Repurchase on May 3, 2022.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 18

$350 million 0.00% Convertible Senior Notes due 2024

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended June 30, 2022 and, accordingly, holders were eligible to convert their 2024 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2024 Notes during the calendar quarter ending June 30, 2022. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

During the three months ended April 30, 2022, holders of $3.6 million in aggregate principal amount of the 2024 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2024 Notes converted and shares of our common stock for the remaining conversion value. During the three months ended April 30, 2022, we paid $3.6 million in cash and delivered 9,760 shares of common stock to settle the early conversion of these 2024 Notes. We also received 9,760 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2024 Notes.

The remaining liability for the 2024 Notes is classified as a non-current obligation on our condensed consolidated balance sheets since the settlement of the outstanding 2024 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

$335 million 0.00% Convertible Senior Notes due 2023

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended June 30, 2022 and, accordingly, holders were eligible to convert their 2023 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2023 Notes during the calendar quarter ending June 30, 2022. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 19

During the three months ended April 30, 2022, holders of $9.4 million in aggregate principal amount of the 2023 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. During the three months ended April 30, 2022, we paid $9.4 million in cash and delivered 27,213 shares of common stock to settle the early conversion of these 2023 Notes. We also received 27,208 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes, and therefore, on a net basis issued 5 shares of our common stock in respect to such settlement of the converted 2023 Notes.

The remaining liability for the 2023 Notes is classified as a non-current obligation on our condensed consolidated balance sheets since the settlement of the outstanding 2023 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	APRIL 30,			JANUARY 29,
	2022			2022
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(in thousands)
Asset based credit facility(1)	$—	$—	$—	$—	$—	$—
Term loan credit agreement(2)	1,990,000	(20,962)	1,969,038	1,995,000	(21,797)	1,973,203
Equipment promissory notes(3)	3,875	(2)	3,873	14,785	(31)	14,754
Total credit facilities	$1,993,875	$(20,964)	$1,972,911	$2,009,785	$(21,828)	$1,987,957
(1)	Deferred financing fees associated with the asset based credit facility as of April 30, 2022 and January 29, 2022, were $3.9 million and $4.1 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of July 29, 2026.
(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $2.0 billion and $20 million were included in term loan—net and other current liabilities on the condensed consolidated balance sheets, respectively, in both periods presented. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(3)	Represents total equipment security notes secured by certain of our property and equipment, all of which was included in other current liabilities on the condensed consolidated balance sheets as of April 30, 2022.

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 20

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

Borrowings under the revolving line of credit (other than swing line loans, which are subject to interest at the base rate) bear interest, at the borrower’s option, at either the base rate or LIBOR subject to a 0.00% LIBOR floor (or, in the case of the Canadian borrowings, the “BA Rate” or the “Canadian Prime Rate”, as such terms are defined in the ABL Credit Agreement, for the Canadian borrowings denominated in Canadian dollars, or the “U.S. Index Rate”, as such term is defined in the ABL Credit Agreement, or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable interest rate margin, in each case. The ABL Credit Agreement contains customary provisions addressing the transition from LIBOR.

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of April 30, 2022, RHI was in compliance with the FCCR Covenant.

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

The availability of the revolving line of credit at any given time under the ABL Credit Agreement is limited by the terms and conditions of the ABL Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). As of April 30, 2022, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $444 million, net of $20 million in outstanding letters of credit.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 21

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

The borrowings under the Term Loan Credit Agreement may be prepaid in whole or in part at any time, subject to a prepayment premium of 1.0% in connection with any repricing transaction within the six months following the closing date of the Term Loan Credit Agreement.

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

On May 13, 2022, subsequent to our first quarter of fiscal 2022, RHI entered into a 2022 Incremental Amendment (the “2022 Incremental Amendment”) with Bank of America, N.A., as administrative agent, amending the Term Loan Credit Agreement (the Term Loan Credit Agreement as amended by the 2022 Incremental Amendment, the “Amended Term Loan Credit Agreement”). Pursuant to the terms of the 2022 Incremental Amendment, RHI incurred incremental term loans (the “2022 Incremental Term Debt”) in an aggregate principal amount equal to $500 million with a maturity date of October 20, 2028. The 2022 Incremental Term Debt constitutes a separate class from the existing term loans under the Term Loan Credit Agreement.

The 2022 Incremental Term Debt bears interest at an annual rate based on the SOFR subject to a 0.50% SOFR floor plus an interest rate margin of 3.25% plus a credit spread adjustment of 0.10%. Other than the terms relating the 2022 Incremental Term Debt, the terms of the Amended Term Loan Credit Agreement remain substantially the same as the terms of the existing Term Loan Credit Agreement, including representations and warranties, covenants and events of default.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 22

Equipment Loan Facility

On September 5, 2017, RHI entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and RHI agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. As of April 30, 2022, the equipment security notes bore interest at a weighted-average rate of 4.53%. The maturity dates of the equipment security notes vary, but generally have a maturity of three or four years. We are required to make monthly installment payments under the equipment security notes.

NOTE 11—FAIR VALUE MEASUREMENTS

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently (Level 2). The estimated fair value of the Term Loan Credit Agreement approximates cost as it was recently issued and the interest rate associated with the credit agreement is variable and resets frequently (Level 2). The estimated fair value and carrying value of the 2023 Notes and 2024 Notes were as follows:

	APRIL 30,		JANUARY 29,
	2022		2022
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2023	$18,692	$19,778	$70,857	$68,706
Convertible senior notes due 2024	70,801	80,880	198,087	189,297
(1)	The carrying value as of April 30, 2022 represents the principal amount of the 2023 Notes and 2024 Notes following our adoption of ASU 2020-06 in the first quarter of fiscal 2022 (refer to Note 2—Recently Issued Accounting Standards). The carrying value as of January 29, 2022 represents the principal amount less the equity component of the 2023 Notes and 2024 Notes classified in stockholders’ equity, which was required prior to the adoption of ASU 2020-06. The carrying value in both periods excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable.

The fair value of each of the 2023 Notes and 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

Fair Value Measurements—Non-Recurring

The fair value of the Waterworks reporting unit tradename was determined based on unobservable (Level 3) inputs and valuation techniques.

The fair value of the real estate assets associated with our investment in the Aspen LLCs in fiscal 2020, as discussed in Note 5—Equity Method Investments, were determined based on unobservable (Level 3) inputs and valuation techniques.

Prior to the adoption of ASU 2020-06 and through fiscal 2021, upon settlement of our convertible senior notes, including the settlements in which holders of the 2023 Notes and 2024 Notes elected to exercise the early conversion option, we recognized a gain or loss on extinguishment of debt in the condensed consolidated statements of income, which represented the difference between the carrying value and fair value of the convertible senior notes immediately prior to the settlement date. The fair value of each of the 2023 Notes and 2024 Notes related to the settlement of the early conversions was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our common stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 23

NOTE 12—INCOME TAXES

We recorded an income tax benefit of $163 million and an income tax expense of $41.7 million in the three months ended April 30, 2022 and May 1, 2021, respectively. The effective tax rate was (438.3)% and 24.2% for the three months ended April 30, 2022 and May 1, 2021, respectively. The decrease in the effective tax rate for the three months ended April 30, 2022 as compared to the three months ended May 1, 2021 is primarily attributable to significantly higher net excess tax benefits from stock-based compensation partially offset by nondeductible amounts related to the extinguishment of debt.

As of April 30, 2022, we had $8.6 million of unrecognized tax benefits, of which $7.9 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of April 30, 2022, we had $5.9 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 13—NET INCOME PER SHARE

The calculation of our net income per share is as follows:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands, except share and per share amounts)
Net income	$200,711	$130,656
Loss on extinguishment of debt	146,116
Net income available to common shareholders(1)	$346,827

Weighted-average shares—basic	22,608,537	21,003,244
Effect of dilutive stock-based awards	4,367,607	6,716,485
Effect of dilutive convertible senior notes(2)	1,551,102	3,490,282
Weighted-average shares—diluted	28,527,246	31,210,011
Basic net income per share	$15.34	$6.22
Diluted net income per share	$12.16	$4.19
(1)	Effective the first quarter of fiscal 2022 upon adoption of ASU 2020-06, the loss on extinguishment of debt related to convertible securities is added back to net income to calculate net income per share.
(2)	We adopted ASU 2020-06 in the first quarter of fiscal 2022, and the adoption requires the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes to be determined under the if-converted method which assumes share settlement of the entire convertible debt instrument. Prior to adoption of ASU 2020-06, we applied the treasury stock method to determine the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes.

The 2023 Notes and the 2024 Notes have an impact on our dilutive share count beginning at stock prices of $193.65 per share and $211.40 per share, respectively. The warrants associated with the 2023 Notes and 2024 Notes had an impact on our dilutive share count beginning at stock prices of $309.84 per share and $338.24 per share, respectively. The warrants associated with the 2023 Notes and 2024 Notes were repurchased in April 2022 and, as a result, no warrant instruments are outstanding as of April 30, 2022. Refer to Note 9—Convertible Senior Notes. Accordingly, the warrants have no impact on our dilutive shares post-repurchase.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 24

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Options	1,086,549	55,273
Restricted stock units	19,552	—
Total anti-dilutive stock-based awards	1,106,101	55,273

NOTE 14—SHARE REPURCHASE PROGRAM

In 2018, our Board of Directors authorized a share repurchase program. In fiscal 2018, we repurchased approximately 2.0 million shares of our common stock under this share repurchase program at an average price of $122.10 per share, for an aggregate repurchase amount of approximately $250 million. In fiscal 2019, we repurchased approximately 2.2 million shares of our common stock under this program at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250 million. We did not make any repurchases under this share repurchase program during fiscal 2020, fiscal 2021 or the first quarter of fiscal 2022. The total current authorized size of the share purchase program is up to $950 million (the “Share Repurchase Program”), of which $450 million remained available as of April 30, 2022 for future share repurchases under this share repurchase program.

On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, which is effective immediately and is an addition to the $450 million remaining under the Share Repurchase Program.

NOTE 15—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $13 million and $15 million during the three months ended April 30, 2022 and May 1, 2021, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 25

2012 Stock Incentive Plan and 2012 Stock Option Plan

Information about stock options outstanding, vested or expected to vest, and exercisable as of April 30, 2022 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	LIFE (IN YEARS)	PRICE	OPTIONS	PRICE
$25.39 — $45.82	331,888	3.67	$35.06	330,448	$35.01
$50.00 — $50.00	1,000,000	5.01	50.00	1,000,000	50.00
$53.47 — $69.09	199,700	2.07	61.16	197,660	61.20
$75.43 — $75.43	1,000,000	1.17	75.43	1,000,000	75.43
$87.31 — $154.82	849,939	7.20	133.43	222,484	124.06
$156.40 — $380.53	302,230	8.18	287.75	36,495	264.61
$385.30 — $716.75	843,820	8.58	422.73	706,610	386.64
Total	4,527,577		$156.01	3,493,697	$131.54
Vested or expected to vest	4,275,803		$150.42

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of April 30, 2022 was $889 million, $856 million and $751 million, respectively. Stock options exercisable as of April 30, 2022 had a weighted-average remaining contractual life of 4.45 years. As of April 30, 2022, the total unrecognized compensation expense related to unvested options was $97 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.63 years. In addition, as of April 30, 2022, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $27 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant below).

As of April 30, 2022, we had 24,690 restricted stock units outstanding with a weighted-average grant date fair value of $423.88 per share. During the three months ended April 30, 2022, 2,220 restricted stock units vested with a weighted-average grant date fair value of $193.82 per share. As of April 30, 2022, there was $7.8 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units which is expected to be recognized over a weighted-average period of 4.37 years.

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan. Refer to Note 18—Stock-Based Compensation in the 2021 Form 10-K. The option will result in aggregate non-cash stock compensation expense of $174 million, of which $5.9 million was recognized during each of the three months ended April 30, 2022 and May 1, 2021 (which is included in the stock-based compensation expense recorded during the three months ended April 30, 2022 and May 1, 2021 noted above).

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off-balance sheet commitments as of April 30, 2022.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 26

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

NOTE 17—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the Chief Operating Decision Maker (the “CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate Development. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, websites, Source Books, and the commercial channel. The Real Estate Development segment represents operations associated with our equity method investments (refer to Note 5—Equity Method Investments).

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and allocate resources. Operating income is defined as net income before interest expense—net, loss on extinguishment of debt, other income—net, income tax expense (benefit) and our share of equity method investments losses. Segment operating income excludes (i) employer payroll tax expense related to the option exercise by Mr. Friedman, (ii) asset impairments, (iii) non-cash compensation amortization related to the fully vested option grant made to Mr. Friedman in October 2020 and (iv) professional fee related to the 2023 Notes and 2024 Notes transactions (refer to Note 9—Convertible Senior Notes). These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team reviews.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 27

The following table presents segment operating income and income before income taxes:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Operating income:
RH Segment	$228,545	$188,010
Waterworks	7,985	6,242
Employer payroll taxes on option exercise	(11,717)	—
Professional fee	(7,184)	—
Asset impairments	(5,923)	—
Non-cash compensation	(5,858)	(5,864)
Recall accrual	(560)	(500)
Income from operations	205,288	187,888
Interest expense—net	20,855	13,308
Loss on extinguishment of debt	146,116	105
Other income—net	(343)	—
Income before income taxes	$38,660	$174,475

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting:

	THREE MONTHS ENDED
	APRIL 30,			MAY 1,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$908,948	$48,344	$957,292	$819,823	$40,969	$860,792
Gross profit	472,822	25,761	498,583	386,553	20,424	406,977
Depreciation and amortization	23,524	1,234	24,758	22,680	1,206	23,886

In the three months ended April 30, 2022 and May 1, 2021, the Real Estate Development segment share of equity method investments losses were $1.4 million and $2.1 million, respectively.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 28

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting:

	APRIL 30,				JANUARY 29,
	2022				2022
			REAL ESTATE				REAL ESTATE
	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL

	(in thousands)
Goodwill(1)	$141,092	$—	$—	$141,092	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets(2)	56,488	17,000	—	73,488	56,161	17,000	—	73,161
Equity method investments	—	520	100,030	100,550	—	—	100,810	100,810
Total assets	5,595,677	192,230	100,030	5,887,937	5,259,719	179,941	100,810	5,540,470
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in previous fiscal years.

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Furniture	$662,520	$580,011
Non-furniture	294,772	280,781
Total net revenues	$957,292	$860,792

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of April 30, 2022, we operated 4 retail locations and 2 outlets in Canada, and 1 retail location in the U.K. Geographic revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented. Long-lived assets held internationally were not material in any fiscal period presented.

No single customer accounted for 10% or more of our consolidated net revenues in the three months ended April 30, 2022 or May 1, 2021.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 29

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the “2021 Form 10 K”).

Management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that are subject to risks and uncertainties. Refer to “Forward-Looking Statements and Market Data” below and Item 1A—Risk Factors in our 2021 Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed in our 2021 Form 10-K.

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three months ended April 30, 2022 and a comparison to the three months ended May 1, 2021. The discussion for related to cash flows for the three months ended May 1, 2021 has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended May 1, 2021, filed with the Securities and Exchange Commission (“SEC”) on June 10, 2021.

MD&A is a supplement to our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q and is provided to enhance an understanding of our results of operations and financial condition. Our MD&A is organized as follows:

Overview. This section provides a general description of our business and describes our key value-driving strategies.

Basis of Presentation and Results of Operations. These sections provide our consolidated statements of income and other financial and operating data, including a comparison of our results of operations in the current periods as compared to the prior year’s comparative period, as well as non-GAAP measures we use for financial and operational decision making and as a means to evaluate period-to-period comparisons.

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

Recently Issued Accounting Pronouncements. This section provides a summary of recent authoritative accounting pronouncements that were adopted during the three months ended April 30, 2022 and that will be adopted in future periods.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 30

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results, and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the section entitled Risk Factors in our 2021 Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2021 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a curator of design, taste and style in the luxury lifestyle market. Our curated and fully integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings. We offer dominant merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution, consisting of our retail locations, websites and Source Books. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual and print extensions of our physical spaces. We operate our retail locations throughout the United States, Canada, and the U.K., and, after the opening of RH San Francisco, The Gallery at the Historic Bethlehem Steel Building in May 2022, we have an integrated RH Hospitality experience in 14 of our Design Gallery locations, which includes Restaurants and Wine Bars.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 31

As of April 30, 2022, we operated the following number of Galleries, Outlets and Showrooms:

COUNT
RH
Design Galleries	27
Legacy Galleries	36
Modern Galleries	1
Baby & Child and TEEN Galleries	3
Total Galleries	67
Outlets	39
Waterworks Showrooms	14

COVID-19 Pandemic and Macro-Economic Factors

The COVID-19 pandemic continues to cause challenges in certain aspects of our business operations primarily related to our supply chain, including delays in our receipt of products from vendors, which have affected our ability to convert demand into revenues at normal historic rates. While our performance during the pandemic demonstrates the desirability of our exclusive products, we may see consumer spending patterns shift away from spending on the home and home-related categories as customers return to pre-COVID consumption trends, such as spending on travel and leisure, and other activities.

There are a number of macro-economic factors and uncertainties affecting the overall business climate as well as our business including increased inflation and rising interest rates. These factors may have a number of adverse effects on overall economic conditions and markets in which we operate. A slowdown in the housing market or continued negative trends in stock market prices could have a negative impact on our customers and demand for our products.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to the pandemic. For more information, refer to the section entitled “Risk Factors” in our 2021 Form 10-K.

Key Value-Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies and business initiatives:

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve industry-leading revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Beach House, RH Ski House, RH Outdoor, RH Baby & Child, RH TEEN and Waterworks. Our strategy to elevate the design and quality of our product will continue as we introduce RH Contemporary in 2022. We also have plans to introduce RH Couture Upholstery, RH Bespoke Furniture and RH Color over the next several years.

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 32

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

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH a substantial long-term market opportunity to build a $20 to $25 billion global brand over time. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally with the objective of launching international locations in Europe, beginning in 2022 with the opening of RH England, The Gallery at the Historic Aynho Park. We have secured a number of locations in various markets in the United Kingdom and continental Europe for future Design Galleries and are in lease or purchase negotiations for additional locations.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 33

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income:

	THREE MONTHS ENDED
	APRIL 30, 2022	% OF NET REVENUES	MAY 1, 2021	% OF NET REVENUES
	(dollars in thousands)
Net revenues	$957,292	100.0%	$860,792	100.0%
Cost of goods sold	458,709	47.9	453,815	52.7
Gross profit	498,583	52.1	406,977	47.3
Selling, general and administrative expenses	293,295	30.7	219,089	25.5
Income from operations	205,288	21.4	187,888	21.8
Other expenses
Interest expense—net	20,855	2.2	13,308	1.5
Loss on extinguishment of debt	146,116	15.3	105	—
Other income—net	(343)	—	—	—
Total other expenses	166,628	17.4	13,413	1.5
Income before income taxes	38,660	4.0	174,475	20.3
Income tax expense (benefit)	(163,426)	(17.1)	41,724	4.7
Income before equity method investments	202,086	21.1	132,751	15.4
Share of equity method investments losses	(1,375)	(0.1)	(2,095)	(0.2)
Net income	$200,711	21.0%	$130,656	15.2%

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use non-GAAP financial measures, including adjusted operating income, adjusted net income, EBITDA, adjusted EBITDA, and adjusted capital expenditures (collectively, our “non-GAAP financial measures”). We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains and the tax effect of these adjustments. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision making. The non-GAAP financial measures used by us in this Quarterly Report on Form 10-Q may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

For more information on the non-GAAP financial measures, please see the reconciliation of GAAP to non-GAAP financial measures tables outlined below. These accompanying tables include details on the GAAP financial measures that are most directly comparable to non-GAAP financial measures and the related reconciliations between these financial measures.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 34

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Net income	$200,711	$130,656
Interest expense—net(1)	20,855	13,308
Loss on extinguishment of debt(1)	146,116	105
Other income—net(1)	(343)	—
Income tax expense (benefit)(1)	(163,426)	41,724
Share of equity method investments losses(1)	1,375	2,095
Operating income	205,288	187,888
Employer payroll taxes on option exercise(2)	11,717	—
Professional fee(3)	7,184	—
Asset impairments(4)	5,923	—
Non-cash compensation(5)	5,858	5,864
Recall accrual(6)	560	500
Adjusted operating income	$236,530	$194,252
(1)	Refer to discussion “Three Months Ended April 30, 2022 Compared to Three Months Ended May 1, 2021” below for a discussion of our results of operations for the three months ended April 30, 2022 and May 1, 2021.
(2)	Represents employer payroll tax expense related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022.
(3)	Represents professional fee contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and Notes Repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(4)	Represents asset impairments related to property and equipment of Galleries under construction.
(5)	Represents the amortization of the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020.
(6)	Represents accruals associated with product recalls.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 35

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Net income	$200,711	$130,656
Adjustments pre-tax:
Loss on extinguishment of debt(1)	146,116	105
Employer payroll taxes on option exercise(1)	11,717	—
Professional fee(1)	7,184	—
Asset impairments(1)	5,923	—
Non-cash compensation(1)	5,858	5,864
Recall accrual(1)	560	500
Amortization of debt discount(2)	—	5,981
Gain on derivative instruments—net(3)	(3,177)	—
Subtotal adjusted items	174,181	12,450
Impact of income tax items(4)	(163,426)	(2,951)
Share of equity method investments losses(1)	1,375	2,095
Adjusted net income	$212,841	$142,250
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (which was adopted as of the first quarter of fiscal 2022) (“ASU 2020-06”), certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflected the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes through fiscal 2021 for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we amortized as debt discount an amount equal to the fair value of the equity components as interest expense on the 2023 Notes and 2024 Notes over their expected lives. The equity components represented the difference between the proceeds from the issuance of the 2023 Notes and 2024 Notes and the fair value of the liability components of the 2023 Notes and 2024 Notes, respectively. Amounts were presented net of interest capitalized for capital projects of $2.7 million during the three months ended May 1, 2021. No amortization of the debt discounts were recognized during the three months ended April 30, 2022, since we recombined the previously outstanding equity component of the 2023 Notes and 2024 Notes upon the adoption of ASU 2020-06.
(3)	Represents net gain on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and Notes Repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(4)	The adjustment for the three months ended April 30, 2022 is based on an adjusted tax rate of 0%, which represents our expected cash tax liability associated with anticipated fiscal 2022 results as we do not expect to pay taxes for fiscal 2022 due to the tax benefits primarily resulting from Mr. Friedman’s option exercise in the first quarter of fiscal 2022. The adjustment for the three months ended May 1, 2021 is based on an adjusted tax rate of 23.9%, which excludes the tax impact associated with our share of equity method investments losses.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 36

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

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Net income	$200,711	$130,656
Depreciation and amortization	24,758	23,886
Interest expense—net	20,855	13,308
Income tax expense (benefit)	(163,426)	41,724
EBITDA	82,898	209,574
Loss on extinguishment of debt(1)	146,116	105
Non-cash compensation(1)	12,802	15,307
Employer payroll taxes on option exercise(1)	11,717	—
Professional fee(1)	7,184	—
Asset impairments(1)	5,923	—
Share of equity method investments losses(1)	1,375	2,095
Capitalized cloud computing amortization(2)	1,354	677
Recall accrual(1)	560	500
Other income—net(1)	(343)	—
Adjusted EBITDA	$269,586	$228,258
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents amortization associated with capitalized cloud computing costs.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Capital expenditures	$29,364	$50,251
Landlord assets under construction—net of tenant allowances	12,148	13,578
Adjusted capital expenditures	$41,512	$63,829

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 37

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	THREE MONTHS ENDED
	APRIL 30,		MAY 1,
	2022		2021
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)
		(in thousands)		(in thousands)
Beginning of period	81	1,254	82	1,162
End of period	81	1,254	82	1,162
Total leased square footage at end of period(2)		1,672		1,559
Weighted-average leased square footage(3)		1,672		1,559
Weighted-average leased selling square footage(3)		1,254		1,162
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 4,800 square feet as of April 30, 2022 and May 1, 2021 related to one owned retail location.

(2)	Total leased square footage includes approximately 5,400 square feet as of both April 30, 2022 and May 1, 2021 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

Three Months Ended April 30, 2022 Compared to Three Months Ended May 1, 2021

	THREE MONTHS ENDED
	APRIL 30,			MAY 1,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$908,948	$48,344	$957,292	$819,823	$40,969	$860,792
Cost of goods sold	436,126	22,583	458,709	433,270	20,545	453,815
Gross profit	472,822	25,761	498,583	386,553	20,424	406,977
Selling, general and administrative expenses	275,519	17,776	293,295	204,407	14,682	219,089
Income from operations	$197,303	$7,985	$205,288	$182,146	$5,742	$187,888

Net revenues

Consolidated net revenues increased $97 million, or 11.2%, to $957 million in the three months ended April 30, 2022 compared to $861 million in the three months ended May 1, 2021.

RH Segment net revenues

RH Segment net revenues increased $89 million, or 10.9%, to $909 million in the three months ended April 30, 2022 compared to $820 million in the three months ended May 1, 2021. The below discussion highlights several significant factors that resulted in increased RH Segment net revenues, which are listed in order of magnitude.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 38

RH Segment net revenues for the three months ended April 30, 2022 increased due to strong customer demand for our products and fulfillment of orders generated in prior quarters as elements of our supply chain continued to catch up with customer demand. However, during the three months April 30, 2022 we began to experience softening demand trends which began at the time of the Russian invasion of Ukraine and have further slowed during the market disruption over the past several months.

RH Segment net revenues increased in our RH Hospitality business compared to the three months ended May 1, 2021 due to new Restaurant openings in fiscal 2021. Outlet sales increased $7.4 million to $70 million in the three months ended April 30, 2022 compared to $62 million in the three months ended May 1, 2021.

Despite our revenue growth during the three months ended April 30, 2022, the slowdown in customer demand during the quarter, together with the overall uncertainty about macro-economic conditions, has caused us to take a conservative view about our near-term revenue trends for fiscal 2022.

Waterworks net revenues

Waterworks net revenues increased $7.4 million, or 18.0%, to $48 million in the three months ended April 30, 2022 compared to $41 million in the three months ended May 1, 2021.

Gross profit

Consolidated gross profit increased $92 million, or 22.5%, to $499 million in the three months ended April 30, 2022 compared to $407 million in the three months ended May 1, 2021. As a percentage of net revenues, consolidated gross margin increased 480 basis points to 52.1% of net revenues in the three months ended April 30, 2022 from 47.3% of net revenues in the three months ended May 1, 2021.

RH Segment gross profit

RH Segment gross profit increased $86 million, or 22.3%, to $473 million in the three months ended April 30, 2022 from $387 million in the three months ended May 1, 2021. As a percentage of net revenues, RH Segment gross margin increased 480 basis points to 52.0% of net revenues in the three months ended April 30, 2022 from 47.2% of net revenues in the three months ended May 1, 2021. The change in gross margin was primarily driven by a 390 basis point increase in product margins in the Core business, as well as leverage in our RH Segment shipping costs during the three month period ended April 30, 2022.

Waterworks gross profit

Waterworks gross profit increased $5.3 million, or 26.1%, to $26 million in the three months ended April 30, 2022 from $20 million in the three months ended May 1, 2021. As a percentage of net revenues, Waterworks gross margin increased 340 basis points to 53.3% of net revenues in the three months ended April 30, 2022 from 49.9% of net revenues in the three months ended May 1, 2021.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $74 million, or 33.9%, to $293 million in the three months ended April 30, 2022 from $219 million in the three months ended May 1, 2021.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $71 million, or 34.8%, to $276 million in the three months ended April 30, 2022 compared to $204 million in the three months ended May 1, 2021.

RH Segment selling, general and administrative expenses for the three months ended April 30, 2022 include $12 million of employer payroll tax expense associated with Mr. Friedman’s stock option exercise during the first quarter of fiscal 2021, a $7.2 million professional fee which was contingent upon the completion of our debt transactions related to the 2023 Notes and 2024 Notes, $5.9 million of asset impairments, and $0.6 million related to product recalls. RH Segment selling, general and administrative expenses for both the three months ended April 30, 2022 and May 1, 2021 included amortization of the non-cash compensation of $5.9 million related to a fully vested option grant made to Mr. Friedman in October 2020.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 39

RH Segment selling, general and administrative expenses were 26.9% and 24.2% of net revenues for the three months ended April 30, 2022 and May 1, 2021, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by higher pre-opening costs and professional fees, as well as increases in employment and employment-related costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $3.1 million, or 21.1%, to $18 million in the three months ended April 30, 2022 compared to $15 million in the three months ended May 1, 2021.

Waterworks selling, general and administrative expenses for the three months ended May 1, 2021 included $0.5 million related to product recalls.

Excluding the product recall adjustment mentioned above, Waterworks selling, general and administrative expenses would have been 36.8% and 34.6% of net revenues for the three months ended April 30, 2022 and May 1, 2021, respectively.

Interest expense—net

Interest expense—net increased $7.5 million in the three months ended April 30, 2022 compared to the three months ended May 1, 2021, which consisted of the following in each period:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Term loan interest expense	$16,001	$—
Finance lease interest expense	7,071	6,150
Other interest expense	1,073	1,634
Amortization of convertible senior notes debt discount	—	8,670
Capitalized interest for capital projects	(2,109)	(2,801)
Interest income	(1,181)	(345)
Total interest expense—net	$20,855	$13,308

Loss on extinguishment of debt

During the three months ended April 30, 2022 we recognized a loss on extinguishment of debt of $146 million related to the repurchase of $180 million of principal value of convertible senior notes, which includes the acceleration of amortization of debt issuance costs of approximately $1.0 million. The loss represents the difference between the carrying value and the fair value of the convertible senior notes upon entering into the repurchase agreements with the noteholders. Refer to Note 9—Convertible Senior Notes. During the three months ended May 1, 2021, we recognized a loss on extinguishment of debt for a portion of the 2023 Notes that were early converted at the option of the noteholders of $0.1 million.

Other income—net

Other income—net was $0.3 million during the three months ended April 30, 2022, which included a net gain on derivative instruments of $3.2 million, resulting from the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and Notes Repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements). The net gain was partially offset by a $2.9 million loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro, in addition to a foreign exchange loss from the remeasurement of an intercompany loan with a U.K. subsidiary.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 40

Income tax expense (benefit)

We recorded an income tax benefit of $163 million and income tax expense of $42 million in the three months ended April 30, 2022 and May 1, 2021, respectively. Our effective tax rate was (438.3)% and 24.2% for the three months ended April 30, 2022 and May 1, 2021, respectively. The decrease in our effective tax rate is primarily attributable to significantly higher net excess tax benefits from stock-based compensation partially offset by nondeductible amounts related to the extinguishment of debt.

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $1.4 million and $2.1 million loss during the three months ended April 30, 2022 and May 1, 2021, respectively.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement. In fiscal 2021, we entered into the ABL Credit Agreement, which amended and extended our asset based credit facility, and issued the Term Loan in the amount of $2.0 billion pursuant to the Term Loan Credit Agreement. The issuance of the Term Loan was assigned a Ba2 rating from Moody’s Investors Service and BB rating from S&P Global. Additionally, in May 2022, we entered into the 2022 Incremental Amendment, which amended the Term Loan Credit Agreement and raised an incremental $500 million of Term Debt Financing. The issuance of the 2022 Incremental Amendment was assigned a Ba3 rating from Moody’s Investors Service and BB rating from S&P Global. Refer to Note 10—Credit Facilities in our condensed consolidated financial statements.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	THREE MONTHS ENDED
	APRIL 30,	JANUARY 29,
	2022	2022

	(in millions)
Asset based credit facility	$—	$—
Term loan(1)	1,990	1,995
Equipment promissory notes(1)	4	15
Convertible senior notes due 2023(1)	20	69
Convertible senior notes due 2024(1)	81	189
Convertible senior notes repurchase obligation(2)	314	—
Notes payable for share repurchases	1	1
Total debt	$2,410	$2,269
Cash and cash equivalents	(2,243)	(2,178)
Total net debt	$167	$91
Availability under the asset based credit facility—net(3)	$444	$347
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance cost.
(2)	The convertible senior notes repurchase obligation was repaid in full on May 3, 2022. Refer to Note 9—Convertible Senior Notes.
(3)	As of both April 30, 2022 and January 29, 2022, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $20 million in outstanding letters of credit.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 41

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, Source Books, rent for our retail and outlet locations, capital expenditures associated with opening new locations and updating existing locations, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. We continuously evaluate our capital allocation strategy and may engage in future investments in connection with existing or new share repurchase programs (refer to “Share Repurchase Program” below), which may include investments in derivatives or other equity linked instruments. We have in the past been, and continue to be, opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Capital raised from debt financings has enabled us to pursue various investments. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

Credit Facilities and Debt Arrangements

We amended and restated our asset based credit facility in July 2021, which has an initial availability of up to $600 million, of which $10 million is available to Restoration Hardware Canada, Inc., and includes a $300 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $900 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The accordion feature may be added as a first-in, last-out term loan facility. The ABL Credit Agreement further provides the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH if certain conditions set out in the asset based credit facility are met. The maturity date of the asset based credit facility is July 29, 2026.

We entered into a $2.0 billion term debt financing in October 2021 (the “October 2021 Term Loans”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). The October 2021 Term Loans have a maturity date of October 20, 2028. As of April 30, 2022, we had $1,990 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to the October 2021 Term Loans.

On May 13, 2022, we entered into an incremental term debt financing (the “2022 Incremental Term Debt”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). The 2022 Incremental Term Debt has a maturity date of October 20, 2028. The 2022 Incremental Term Debt constitutes a separate class from the existing October 2021 Term Loan under the Term Loan Credit Agreement.

Certain Transactions Related to Convertible Senior Notes

During the three months ended April 30, 2022, we entered into certain transactions in connection with the 2023 Notes and 2024 Notes.

Warrant Termination Agreements

We entered into agreements with certain financial institutions (collectively, the “Counterparties”) to repurchase all of the warrants previously issued in connection with the 2023 Notes and 2024 Notes. Upon closing of these transactions, we paid an aggregate of $391 million in cash to terminate warrants representing 3,385,580 shares of our common stock.

Convertible Bond Hedge Unwind Transactions

We entered into agreements with the Counterparties to terminate all of the remaining convertible note bond hedges previously entered into in connection with the 2023 Notes and 2024 Notes. Upon closing of these transactions, we received an aggregate of $232 million in cash for the termination of the bond hedges.

Convertible Notes Repurchase

We entered into individual privately negotiated transactions with certain holders of the 2023 Notes and 2024 Notes to repurchase $180 million in aggregate principal amount of the convertible senior notes (the “Notes Repurchase”) representing $45 million and $135 million in principal amount of 2023 Notes and 2024 Notes, respectively. Upon closing of these transactions, we paid an aggregate of $314 million in cash to repurchase such convertible senior notes.

Result of the Convertible Notes Transactions

In aggregate, we expended a net total amount of approximately $481 million in cash (inclusive of expenses) to complete the above transactions.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 42

As a result of the bond hedge termination agreements, all convertible note hedges entered into in connection with the issuance of the 2023 Notes and 2024 Notes have been terminated, including convertible note hedges with respect to any 2023 Notes and 2024 Notes that remain outstanding.

As a result of the warrant termination agreements, all warrants entered into in connection with the issuance of the 2023 Notes and 2024 Notes have been terminated, including warrants with respect to any 2023 Notes and 2024 Notes that remain outstanding.

Following the completion of the Notes Repurchase, we had $101 million remaining in aggregate principal amount of convertible notes outstanding as of April 30, 2022, comprised of $20 million of 2023 Notes and $81 million of 2024 Notes. The remaining 2023 Notes have a scheduled maturity in June 2023 and the remaining 2024 Notes have a scheduled maturity in September 2024. We anticipate having ample cash available in order to repay the principal amount of our convertible notes in cash with respect to any convertible notes for which the holders elect early conversion, as well as upon maturity in June 2023 and September 2024, in each case in order to minimize dilution.

We believe our capital structure provides us with substantial optionality regarding capital allocation. Our near-term decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to the pandemic and macro-economic factors affecting business conditions including inflation. We believe our existing cash balances and operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

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

To the extent we choose to secure additional sources of liquidity through incremental debt financing, there can be no assurances that we will be able to raise such financing on favorable terms, if at all, or that future financing requirements will not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. Any adverse developments in the U.S. or global credit markets as a result of the pandemic or any other reason could affect our ability to manage our debt obligations and our ability to access future debt. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments including the repayment of the principal amount of our convertible senior notes in cash, whether upon stated maturity, early conversion or otherwise of such convertible senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 43

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. During the three months ended April 30, 2022, adjusted capital expenditures were $42 million in aggregate, net of cash received related to landlord tenant allowances of $2.3 million. We anticipate our adjusted capital expenditures to be $200 million to $250 million in fiscal 2022, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macro-economic factors and uncertainties affecting the overall business climate as well as our business including increased inflation and rising interest rates and we may make adjustments to our allocation of capital in fiscal 2022 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions, and growth initiatives, including through joint ventures and real estate investments.

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we are exploring other models for our real estate activities, which include different terms and conditions for real estate transactions. These transactions may involve longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings that we wish to develop for new Gallery locations or other aspects of our business. These approaches might require different levels of capital investment on our part than a traditional store lease with a landlord. We also are pursuing change in our real estate strategy to transition some projects from a leasing model to a development model, where we buy and develop real estate for our Design Galleries either directly or through joint ventures and other structures with the objective of ultimately (i) recouping a majority of the investment through a sale-leaseback arrangement and (ii) resulting in lower capital investment and lower rent. For example, in fiscal 2019 we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $24 million and in fiscal 2020 we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $26 million, both of which qualified for sale-leaseback accounting. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurance that we will be successful in securing additional funding on attractive terms or at all. In addition, our capital needs and uses of capital may change in the future due to changes in our business or new opportunities that we may pursue.

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 44

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$135,949	$190,875
Net cash used in investing activities	(30,479)	(51,423)
Net cash used in financing activities	(42,351)	(11,032)
Net increase in cash and cash equivalents and restricted cash equivalents	62,841	128,456
Cash and cash equivalents and restricted cash equivalents at end of period	2,244,705	235,527

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items including depreciation and amortization, impairments, stock-based compensation, loss on extinguishment of debt, cash paid attributable to accretion of debt discount upon settlement of debt (prior to the adoption of ASU 2020-06 in fiscal 2022) and the effect of changes in working capital and other activities.

For the three months ended April 30, 2022, net cash provided by operating activities was $136 million and consisted of net income of $201 million and an increase in non-cash items of $221 million, partially offset by a change in working capital and other activities of $286 million. The use of cash from working capital was primarily driven by an increase in prepaid expenses and other assets of $160 million primarily due to federal and state tax receivables, an increase in merchandise inventory of $83 million, a decrease in other current liabilities of $30 million and a decrease in operating lease liabilities of $19 million primarily due to payments made under the related lease agreements. These uses of cash from working capital were partially offset by an increase in deferred revenue and customer deposits of $49 million primarily due to strong consumer demand for our products.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the three months ended April 30, 2022, net cash used in investing activities was $30 million and was comprised of investments in retail stores, information technology and systems infrastructure of $29 million and additional funding of our equity method investments of $1.1 million.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and repayments related to convertible senior notes, credit facilities and other financing arrangements, and cash used in connection with such financing activities include investments in share repurchase programs, repayment of indebtedness including principal payments under finance lease agreements and other equity related transactions.

For the three months ended April 30, 2022, net cash used in financing activities was $42 million, primarily due to certain transactions entered into in the first quarter of fiscal 2022 related to the 2023 Notes and 2024 Notes, and the related bond hedge and warrant agreements. These transactions resulted in payments of $391 million for the termination of all such outstanding common stock warrants, partially offset by proceeds of $232 million from the termination of all of the remaining convertible note bond hedges. In addition, we repaid $13 million in aggregate principal amount of certain 2023 Notes and 2024 Notes as a result of early conversions during the quarter, as well as made payments on equipment notes of $11 million, term loans of $5.0 million and finance lease agreements of $3.6 million. These cash outflows were partially offset by proceeds from option exercises of $150 million, primarily due to Mr. Friedman’s option exercise activity in the first quarter of fiscal 2022.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 45

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets and reclassification of assets from landlord assets under construction to finance lease right-of-use assets, as well as promissory notes forgiven in exchange for assets. In addition, non-cash transactions consist of shares issued and received related to convertible senior note transactions, as well as a financing liability and an embedded derivative arising from the Notes Repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).

Cash Requirements from Contractual Obligations

Leases

We lease nearly all of our retail and outlet locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. Refer to Note 8—Leases in our condensed consolidated financial statements for further information on our lease arrangements, including the maturities of our operating and finance lease liabilities.

Most lease arrangements provide us with the option to renew the leases at defined terms. The table presenting the maturities of our lease liabilities included in Note 8—Leases in our condensed consolidated financial statements includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts presented therein do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases.

Convertible Senior Notes

Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on the 2023 Notes and 2024 Notes.

Asset Based Credit Facility

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

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

$950 Million Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program through open market purchases, privately negotiated transactions or other means, including through Rule 10b-18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as the acquisition of other equity linked instruments, accelerated share repurchases including through privately-negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives. We completed $250.0 million in share repurchases in fiscal 2018 under this program. In the first quarter of fiscal 2019, we repurchased approximately 2.2 million shares of our common stock at an average price of $115.36 per share, for an aggregate repurchase amount of approximately $250.0 million under this share repurchase program. We did not make any repurchases under this share repurchase program during fiscal 2020, fiscal 2021 or the first quarter of fiscal 2022.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 46

The total current authorized size of the share purchase program is up to $950 million (the “Share Repurchase Program”), of which $450 million remained available as of April 30, 2022 for future share repurchases under this share repurchase program.

On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, which is effective immediately and is an addition to the $450 million remaining under the Share Repurchase Program.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires senior leadership to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements.

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

Reasonably Certain Lease Term

Incremental Borrowing Rate

Fair Value

Stock-Based Compensation—Performance-Based Awards

Equity Method Investments

There have been no material changes to the critical accounting policies and estimates listed above from the disclosures included in the 2021 Form 10-K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2021 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements for a description of recently issued accounting standards that may impact our consolidated financial statements in future reporting periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Interest Rate Risk

We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 47

We are subject to interest rate risk in connection with borrowings under the ABL Credit Agreement and the Term Loan Credit Agreement, as amended, in each case bearing interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. The Federal Reserve continued increasing short-term interest rates in the first quarter of 2022, compared to the historically low levels in the same period in 2021 and there is widespread expectation in the market for rate increases to continue during the remainder of 2022. Such interest rate increases, if they continue, may increase the interest rate applicable to our borrowings that have rates that are subject to adjustment pursuant to floating rate indices such as LIBOR or SOFR. As of April 30, 2022, we had no outstanding borrowings under the revolving line of credit and $1,990 million outstanding under the Term Loan Credit Agreement. In May, 2022, we issued an additional $500 million in principal amount of term debt under the Term Loan Credit Agreement, as amended. The ABL Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the ABL Credit Agreement as of April 30, 2022 was $444 million, net of $20 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit under the ABL Credit Agreement and the Term Loan under the Term Loan Credit Agreement during the three months ended April 30, 2022, and to the extent that borrowings were outstanding under any facility, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

Following announcements by the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, and the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, publication of 1-week and 2-month U.S. Dollar LIBOR settings and all tenors for other currencies ceased after December 31, 2021. While publication of the remaining U.S. Dollar settings (overnight and 1, 3, 6 and 12 month U.S. Dollar LIBOR) is expected to cease after June 20, 2023. U.S. banking and other global financial services regulators have directed regulated institutions to cease entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021.

A number of our current debt facilities entered into prior to the end of 2021, including the facilities under the ABL Credit Agreement and the Term Loan Credit Agreement, have an interest rate tied to LIBOR. At this time, it is not possible to predict the effect of transitioning from LIBOR. SOFR, which is currently published by the Federal Reserve Bank of New York based on overnight U.S. Treasury repurchase agreement transactions, has been recommended as the alternative to LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York and is provided as an alternative rate for our current debt facilities having an interest rate tied to LIBOR. However, SOFR or any other alternative rates may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form. We intend to continue to evaluate and monitor the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR and ensuring operational processes are updated to accommodate alternative rates. Due to uncertainty surrounding alternative rates, we are unable to predict the overall impact of this change at this time.

As of April 30, 2022, we had $20 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of April 30, 2022, we had $81 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Foreign Currency Risk

Our revenues are predominately denominated in U.S. dollars, and accordingly, our net revenues are not currently subject to significant foreign currency risk. However, as we are currently expanding our operations into select European markets, fluctuations in foreign currency exchange rates are beginning to impact our results of operations. Certain of our operating expenses are denominated in the currencies of the countries in which our operations exist or are expanding, and accordingly, we have exposure to adverse movements in foreign currency exchange rates, particularly changes in the Pound sterling, Euro and Canadian Dollar, as our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income, which are presented in other income—net on the consolidated statements of income. We minimize this exposure by managing cash balances at levels appropriate to meet forthcoming expenses in U.S. dollars and applicable foreign currencies.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 48

To date, we have not engaged in foreign currency hedging transactions because our foreign currency transaction gains and losses have not been material to our consolidated financial statements, but we may begin foreign currency risk management strategies in the future.

Market Price Sensitive Instruments

Convertible Senior Notes

In connection with the issuance of the 2023 Notes and 2024 Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. During the first quarter of fiscal 2022, we have entered into agreements to repurchases $180 million in aggregate principal amount of convertible senior notes consisting of approximately $45 million and $135 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively. In addition to such notes repurchase, we have also terminated all of the remaining bond hedges as well as all of the outstanding warrants originally issued in conjunction with the 2023 Notes and the 2024 Notes. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on these transactions related to the 2023 Notes and 2024 Notes.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the historical impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial to date. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation that were being experienced globally at the end of our first fiscal quarter. We may be unable to overcome these issues through measures such as price increases for our products. Risks related to inflation could include increased costs for many products and services that are necessary for the operation of our business, as well as the impact of interest rate increases, which could have among other consequences a negative effect on the housing market and impact to consumer demand for our products.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 49

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

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2021 Form 10-K. There have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

The risks described in our 2021 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

PART II. OTHER INFORMATION	2022 FIRST QUARTER FORM 10-Q | 50

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended April 30, 2022, we repurchased the following shares of our common stock:

			APPROXIMATE DOLLAR
		AVERAGE	VALUE OF SHARES THAT
		PURCHASE	MAY YET BE
	NUMBER OF	PRICE PER	PURCHASED UNDER THE
	SHARES (1)	SHARE	PLANS OR PROGRAMS(2)
			(in millions)
January 30, 2022 to February 26, 2022	—	$—	$450
February 27, 2022 to April 2, 2022	811	$328.57	$450
April 3, 2022 to April 30, 2022	35	$335.07	$450
Total	846
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program authorized by the Board of Directors on October 10, 2018 and replenished on March 25, 2019.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

PART II. OTHER INFORMATION	2022 FIRST QUARTER FORM 10-Q | 51

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.1	Form of Partial Warrant Termination Agreement by and between RH and the applicable Hedge Counterparty.	8-K	001-35720	April 13, 2022	10.1
10.2	Form of Partial Warrant Termination Agreement by and between RH and the applicable Hedge Counterparty.	8-K	001-35720	April 13, 2022	10.2
10.3	Form of Remaining Warrant Termination Agreement by and between RH and the applicable Hedge Counterparty.	8-K	001-35720	April 18, 2022	10.1
10.4	Form of Bond Hedge Termination Agreement by and between RH and the applicable Hedge Counterparty.	8-K	001-35720	April 18, 2022	10.2
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

PART II. OTHER INFORMATION	2022 FIRST QUARTER FORM 10-Q | 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 3, 2022	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 3, 2022	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: June 3, 2022	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2022 FIRST QUARTER FORM 10-Q | 53