Form 10-Q
period 2022-07-30
RH
filed 2022-09-08
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of September 2, 2022, 23,725,732 shares of the registrant’s common stock were outstanding.

RH

2 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
ASSETS
Cash and cash equivalents	$2,085,081	$2,177,889
Accounts receivable—net	55,538	57,914
Merchandise inventories	859,078	734,289
Prepaid expense and other current assets	251,621	121,350
Total current assets	3,251,318	3,091,442
Property and equipment—net	1,554,880	1,227,920
Operating lease right-of-use assets	540,396	551,045
Goodwill	141,098	141,100
Tradenames, trademarks and other intangible assets	73,810	73,161
Deferred tax assets	63,257	56,843
Equity method investments	98,135	100,810
Other non-current assets	108,553	298,149
Total assets	$5,831,447	$5,540,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$376,132	$442,379
Deferred revenue and customer deposits	390,710	387,933
Convertible senior notes due 2023—net	1,704	9,389
Convertible senior notes due 2024	—	3,600
Operating lease liabilities	75,289	73,834
Other current liabilities	115,068	146,623
Total current liabilities	958,903	1,063,758
Asset based credit facility	—	—
Term loan B—net	1,944,870	1,953,203
Term loan B-2—net	469,546	—
Convertible senior notes due 2023—net	—	59,002
Convertible senior notes due 2024—net	41,668	184,461
Non-current operating lease liabilities	527,445	540,513
Non-current finance lease liabilities	661,001	560,550
Other non-current obligations	7,770	8,706
Total liabilities	4,611,203	4,370,193
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of July 30, 2022 and January 29, 2022	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 23,715,191 shares issued and outstanding as of July 30, 2022; 21,506,967 shares issued and outstanding as of January 29, 2022	2	2
Additional paid-in capital	334,054	620,577
Accumulated other comprehensive loss	(7,795)	(1,410)
Retained earnings	893,983	551,108
Total stockholders’ equity	1,220,244	1,170,277
Total liabilities and stockholders’ equity	$5,831,447	$5,540,470

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands, except share and per share amounts)
Net revenues	$991,620	$988,859	$1,948,912	$1,849,651
Cost of goods sold	468,402	501,183	927,111	954,998
Gross profit	523,218	487,676	1,021,801	894,653
Selling, general and administrative expenses	288,804	238,688	582,099	457,777
Income from operations	234,414	248,988	439,702	436,876
Other expenses
Interest expense—net	26,264	13,581	47,119	26,889
Loss on extinguishment of debt	23,462	3,166	169,578	3,271
Other expense—net	3,195	—	2,852	—
Total other expenses	52,921	16,747	219,549	30,160
Income before income taxes	181,493	232,241	220,153	406,716
Income tax expense (benefit)	56,397	3,009	(107,029)	44,733
Income before equity method investments	125,096	229,232	327,182	361,983
Share of equity method investments losses	(2,821)	(2,486)	(4,196)	(4,581)
Net income	$122,275	$226,746	$322,986	$357,402
Weighted-average shares used in computing basic net income per share	24,475,373	21,166,638	23,541,955	21,084,941
Basic net income per share (Note 13)	$5.95	$10.71	$20.92	$16.95
Weighted-average shares used in computing diluted net income per share	27,142,223	31,979,098	27,834,735	31,594,555
Diluted net income per share (Note 13)	$5.37	$7.09	$17.70	$11.31

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Net income	$122,275	$226,746	$322,986	$357,402
Net gains (losses) from foreign currency translation	(2,240)	(648)	(6,385)	700
Total comprehensive income	$120,035	$226,098	$316,601	$358,102

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	THREE MONTHS ENDED
		COMMON STOCK					TREASURY STOCK
					ACCUMULATED	RETAINED
				ADDITIONAL	OTHER	EARNINGS			TOTAL
	MEZZANINE			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	EQUITY	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY

		(in thousands, except share amounts)
Balances—April 30, 2022	$—	24,661,781	$2	$575,635	$(5,555)	$771,708	—	$—	$1,341,790
Stock-based compensation	—	—	—	10,736	—	—	—	—	10,736
Issuance of restricted stock	—	3,577	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	457	—	(57)	—	—	—	—	(57)
Exercise of stock options	—	49,375	—	2,471	—	—	—	—	2,471
Repurchases of common stock	—	(1,000,000)	—	—	—	—	1,000,000	(254,731)	(254,731)
Retirement of treasury stock	—	—	—	(254,731)	—	—	(1,000,000)	254,731	—
Settlement of convertible senior notes	—	1	—	—	—	—	—	—	—
Net income	—	—	—	—	—	122,275	—	—	122,275
Net losses from foreign currency translation	—	—	—	—	(2,240)	—	—	—	(2,240)
Balances—July 30, 2022	$—	23,715,191	$2	$334,054	$(7,795)	$893,983	—	$—	$1,220,244

Balances—May 1, 2021	$—	21,020,538	$2	$597,329	$3,913	$(6,782)	—	$—	$594,462
Stock-based compensation	—	—	—	10,089	—	—	—	—	10,089
Issuance of restricted stock	—	1,260	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	34,891	—	(17,721)	—	—	—	—	(17,721)
Exercise of stock options	—	351,027	—	24,586	—	—	—	—	24,586
Settlement of convertible senior notes	—	112,297	—	(78,621)	—	—	(112,296)	77,965	(656)
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(112,296)	—	77,965	—	—	112,296	(77,965)	—
Reclassification of equity component to mezzanine equity related to early converted senior notes outstanding	30,515	—	—	(30,515)	—	—	—	—	(30,515)
Net income	—	—	—	—	—	226,746	—	—	226,746
Net losses from foreign currency translation	—	—	—	—	(648)	—	—	—	(648)
Balances—July 31, 2021	$30,515	21,407,717	$2	$583,112	$3,265	$219,964	—	$—	$806,343

6 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

	SIX MONTHS ENDED
		COMMON STOCK					TREASURY STOCK
					ACCUMULATED	RETAINED
				ADDITIONAL	OTHER	EARNINGS			TOTAL
	MEZZANINE			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	EQUITY	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY

		(in thousands, except share amounts)
Balances—January 29, 2022	$—	21,506,967	$2	$620,577	$(1,410)	$551,108	—	$—	$1,170,277
Stock-based compensation	—	—	—	23,538	—	—	—	—	23,538
Issuance of restricted stock	—	3,577	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	1,866	—	(323)	—	—	—	—	(323)
Exercise of stock options	—	3,202,775	—	152,041	—	—	—	—	152,041
Repurchases of common stock	—	(1,000,000)	—	—	—	—	1,000,000	(254,731)	(254,731)
Retirement of treasury stock	—	—	—	(254,731)	—	—	(1,000,000)	254,731	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(36,968)	—	14,705	—	—	36,968	(14,705)	—
Settlement of convertible senior notes	—	36,974	—	(14,705)	—	—	(36,968)	14,705	—
Termination of common stock warrants	—	—	—	(386,708)	—	—	—	—	(386,708)
Termination of convertible note hedge	—	—	—	236,050	—	—	—	—	236,050
Impact of ASU 2020-06 adoption	—	—	—	(56,390)	—	19,889	—	—	(36,501)
Net income	—	—	—	—	—	322,986	—	—	322,986
Net losses from foreign currency translation	—	—	—	—	(6,385)	—	—	—	(6,385)
Balances—July 30, 2022	$—	23,715,191	$2	$334,054	$(7,795)	$893,983	—	$—	$1,220,244

Balances—January 30, 2021	$—	20,995,387	$2	581,897	$2,565	$(137,438)	—	$—	$447,026
Stock-based compensation	—	—	—	25,289	—	—	—	—	25,289
Issuance of restricted stock	—	1,260	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	37,698	—	(18,648)	—	—	—	—	(18,648)
Exercise of stock options	—	373,369	—	25,979	—	—	—	—	25,979
Settlement of convertible senior notes	—	119,604	—	(82,135)	—	—	(119,601)	81,245	(890)
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(119,601)	—	81,245	—	—	119,601	(81,245)	—
Reclassification of equity component to mezzanine equity related to early converted senior notes outstanding	30,515	—	—	(30,515)	—	—	—	—	(30,515)
Net income	—	—	—	—	—	357,402	—	—	357,402
Net gains from foreign currency translation	—	—	—	—	700	—	—	—	700
Balances—July 31, 2021	$30,515	21,407,717	$2	$583,112	$3,265	$219,964	—	$—	$806,343

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$322,986	$357,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,728	46,556
Non-cash operating lease cost	37,190	35,541
Asset impairments	8,154	7,354
Amortization of debt discount	—	17,461
Stock-based compensation expense	23,538	25,431
Non-cash finance lease interest expense	14,962	12,757
Product recalls	560	500
Deferred income taxes	5,493	(239)
Loss on extinguishment of debt	169,578	3,271
Gain on derivative instruments—net	(1,724)	—
Share of equity method investments losses	4,196	4,581
Other non-cash items	3,348	(4,069)
Cash paid attributable to accretion of debt discount upon settlement of debt	—	(5,070)
Change in assets and liabilities:
Accounts receivable	2,332	(306)
Merchandise inventories	(124,958)	(101,641)
Prepaid expense and other assets	(153,471)	(57,919)
Landlord assets under construction—net of tenant allowances	(32,460)	(43,352)
Accounts payable and accrued expenses	(63,820)	6,930
Deferred revenue and customer deposits	2,911	116,492
Other current liabilities	(24,902)	(51,661)
Current and non-current operating lease liabilities	(38,329)	(38,933)
Other non-current obligations	(14,796)	(14,368)
Net cash provided by operating activities	192,516	316,718
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(62,558)	(82,138)
Equity method investments	(1,520)	(1,939)
Net cash used in investing activities	(64,078)	(84,077)

8 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loans	500,000	—
Repayments under term loans	(10,000)	—
Repayments under promissory and equipment security notes	(12,807)	(11,446)
Repayments of convertible senior notes	(13,048)	(28,111)
Repayment under convertible senior notes repurchase obligation	(395,372)	—
Debt issuance costs	(27,646)	(3,634)
Principal payments under finance leases—net	(3,132)	(7,108)
Proceeds from termination of convertible senior note hedges	231,796	—
Payments for termination of common stock warrants	(390,934)	—
Repurchases of common stock—including commissions	(254,731)	—
Proceeds from exercise of stock options	152,041	25,979
Tax withholdings related to issuance of stock-based awards	(323)	(18,648)
Net cash used in financing activities	(224,156)	(42,968)
Effects of foreign currency exchange rate translation	(440)	92
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	(96,158)	189,765
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	2,177,889	100,446
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	3,975	6,625
Beginning of period—cash and cash equivalents	$2,181,864	$107,071
End of period—cash and cash equivalents	2,085,081	291,461
End of period—restricted cash equivalents (acquisition related escrow deposits)	625	5,375
End of period—cash and cash equivalents and restricted cash equivalents	$2,085,706	$296,836
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$14,431	$14,696
Landlord asset additions in accounts payable and accrued expenses at period-end	10,967	32,290
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	215,749	—
Extinguishment of convertible senior notes related to repurchase obligation (Note 9)	(261,988)	—
Financing liability and embedded derivative arising from convertible senior notes repurchase (Note 9)	405,577	—
Shares issued on settlement of convertible senior notes	(14,705)	(82,135)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	14,705	81,245

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 9

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

As of July 30, 2022, we operated a total of 67 RH Galleries and 39 RH Outlet stores in 31 states, the District of Columbia and Canada, as well as 14 Waterworks Showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of July 30, 2022, and the results of operations for the three and six months ended July 30, 2022 and July 31, 2021. Our current fiscal year, which consists of 52 weeks, ends on January 28, 2023 (“fiscal 2022”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the novel coronavirus disease (“COVID-19” or “the pandemic”) using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three and six months ended July 30, 2022. As additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the “2021 Form 10-K”).

The results of operations for the three and six months ended July 30, 2022 and July 31, 2021 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the pandemic and other factors as discussed in Macro-Economic Factors and COVID-19 Pandemic below.

10 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Macro-Economic Factors and COVID-19 Pandemic

There are a number of macro-economic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and rising interest rates. These factors may have a number of adverse effects on macro-economic conditions and markets in which we operate, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have a negative impact on demand for our products.

The COVID-19 pandemic continues to cause challenges in certain aspects of our business operations primarily related to our supply chain, including delays in our receipt of products from vendors, which have affected our ability to convert demand into revenues at normal historic rates. While our performance during the pandemic demonstrates the desirability of our exclusive products, we may see consumer spending patterns shift away from spending on the home and home-related categories toward travel and leisure and other areas.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to macro-economic factors and the pandemic. For more information, refer to the section entitled “Risk Factors” in our 2021 Form 10-K.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards or Updates Adopted

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, ASU 2020-06 removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, after adopting ASU 2020-06’s guidance, we no longer separately present in equity an embedded conversion feature of such debt. Instead, we account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity.

We adopted ASU 2020-06 in the first quarter of fiscal 2022 using a modified retrospective transition method. Accordingly, the cumulative effect of the adoption on our opening fiscal 2022 condensed consolidated balance sheets was as follows:

		ASU 2020-06
	JANUARY 29,	ADOPTION	JANUARY 29,
	2022	ADJUSTMENTS	2022

	(in thousands)
Assets
Property and equipment—net	$1,227,920	$(12,385)	$1,215,535
Deferred tax assets	56,843	11,909	68,752
Liabilities
Convertible senior notes due 2023—net	59,002	5,684	64,686
Convertible senior notes due 2024—net	184,461	30,341	214,802
Equity
Additional paid-in capital	620,577	(56,390)	564,187
Retained earnings	551,108	19,889	570,997

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 11

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01—Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01” and, together with ASU 2020-04, the “ASUs”). The ASUs provide optional expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships, and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The primary contracts for which we currently use LIBOR include our asset based credit facility and certain term loan debt arrangements. The guidance was effective upon issuance and allows entities to adopt the amendments on a prospective basis through December 31, 2022. All new arrangements are using alternative reference rates and we are evaluating the impact of adoption on our existing contracts.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
Federal and state tax receivable(1)	$118,949	$—
Prepaid expense and other current assets	52,013	45,386
Promissory notes receivable, including interest(2)	35,276	8,401
Vendor deposits	14,237	19,610
Capitalized catalog costs	13,849	22,194
Tenant allowance receivable	10,255	15,355
Right of return asset for merchandise	6,417	6,429
Acquisition related escrow deposits	625	3,975
Total prepaid expense and other current assets	$251,621	$121,350
(1)	Refer to Note 12—Income Taxes.
(2)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 5—Equity Method Investments.

Other non-current assets consist of the following:

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
Initial direct costs prior to lease commencement	$38,430	$57,087
Landlord assets under construction—net of tenant allowances	29,355	204,013
Capitalized cloud computing costs—net(1)	19,561	14,910
Other deposits	6,949	6,877
Deferred financing fees	3,665	4,123
Other non-current assets	10,593	11,139
Total other non-current assets	$108,553	$298,149
(1)	Presented net of accumulated amortization of $7.1 million and $4.0 million as of July 30, 2022 and January 29, 2022, respectively.

12 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (refer to Note 17—Segment Reporting) for the six months ended July 30, 2022:

			FOREIGN
	JANUARY 29,		CURRENCY	JULY 30,
	2022	ADDITIONS	TRANSLATION	2022

	(in thousands)
RH Segment
Goodwill	$141,100	$—	$(2)	$141,098
Tradenames, trademarks and other intangible assets	56,161	649	—	56,810
Waterworks(1)
Tradename(2)	17,000	—	—	17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in previous fiscal years.

NOTE 5—EQUITY METHOD INVESTMENTS

Equity method investments represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) which were formed during fiscal 2020 for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. We hold a 50 percent membership interest in two of the Aspen LLCs and a 70 percent interest in the third Aspen LLC. As we have the ability to exercise significant influence over the Aspen LLCs, but do not have a controlling financial interest in the Aspen LLCs, we account for these investments using the equity method of accounting.

As of July 30, 2022 and January 29, 2022, $35 million and $8.4 million, respectively, of promissory notes receivable, inclusive of accrued interest, are outstanding with the managing member or entities affiliated with the managing member for the Aspen LLCs, which promissory notes are included in prepaid expense and other current assets on the condensed consolidated balance sheets. Promissory notes related specifically to the Aspen LLCs are expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs. Certain of the promissory notes outstanding as of July 30, 2022 are related to other real estate joint ventures with entities affiliated with the managing member and such promissory notes are expected to be converted in additional investments in future privately-held limited liability companies for real estate development activities related to our Gallery transformation global expansion strategies. We have made in excess of $100 million in capital contributions to the Aspen LLCs as contractually required. Our maximum exposure to loss with respect to these real estate joint ventures that are accounted for under the equity method is the carrying value of equity capital contributed to the equity method investments as of July 30, 2022.

During the three months ended July 30, 2022 and July 31, 2021, we recorded our proportionate share of equity method investments losses of $2.8 million and $2.5 million, respectively, which is included in the condensed consolidated statements of income and a corresponding decrease to the carrying value of equity method investments on the condensed consolidated balance sheets. During the six months ended July 30, 2022 and July 31, 2021, we recorded our proportionate share of equity method investments losses of $4.2 million and $4.6 million, respectively. During the three and six months ended July 30, 2022, we did not receive any distributions or have any undistributed earnings of equity method investments.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 13

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
Accounts payable	$186,319	$242,035
Accrued compensation	72,625	96,859
Accrued occupancy	32,723	28,088
Accrued freight and duty	22,743	21,888
Accrued sales taxes	21,477	24,811
Accrued catalog costs	10,143	4,127
Accrued professional fees	9,242	5,892
Other accrued expenses	20,860	18,679
Total accounts payable and accrued expenses	$376,132	$442,379

Other current liabilities consist of the following:

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
Allowance for sales returns	$26,186	$25,256
Unredeemed gift card and merchandise credit liability	24,935	22,712
Current portion of term loans	23,750	20,000
Finance lease liabilities	16,248	15,511
Current portion of equipment promissory notes	2,215	13,625
Federal and state tax payable(1)	—	31,364
Other current liabilities	21,734	18,155
Total other current liabilities	$115,068	$146,623

(1)	Refer to Note 12—Income Taxes.

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of July 30, 2022 will be recognized within the next six months as the performance obligations are satisfied. Deferred revenue also includes the unrecognized portion of the annual RH Members Program fee. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year.

In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended July 30, 2022 and July 31, 2021, we recognized $6.0 million and $4.9 million, respectively, of revenue related to previous deferrals related to our gift cards. During the six months ended July 30, 2022 and July 31, 2021, we recognized $11 million and $9.8 million, respectively, of revenue related to previous deferrals related to our gift cards.

14 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

We recognize breakage associated with gift cards proportional to actual gift card redemptions. Breakage of $0.4 million and $0.5 million was recorded in net revenues in the three months ended July 30, 2022 and July 31, 2021, respectively. Breakage of $1.1 million and $0.9 million was recorded in net revenues in the six months ended July 30, 2022 and July 31, 2021, respectively.

We expect that approximately 75% of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
Unrecognized tax benefits	$3,516	$3,471
Non-current portion of equipment promissory notes—net	—	1,129
Other non-current obligations	4,254	4,106
Total other non-current obligations	$7,770	$8,706

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Operating lease cost(1)	$24,904	$25,590	$50,037	$49,157
Finance lease costs
Amortization of leased assets(1)	12,872	10,796	24,370	21,714
Interest on lease liabilities(2)	7,891	6,607	14,962	12,757
Variable lease costs(3)	7,247	7,913	16,334	16,340
Sublease income(4)	(1,085)	(1,136)	(2,213)	(2,318)
Total lease costs—net	$51,829	$49,770	$103,490	$97,650
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2021 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $5.0 million and $5.6 million for the three months ended July 30, 2022 and July 31, 2021, respectively, and $12 million for each of the six months ended July 30, 2022 and July 31, 2021, and charges associated with common area maintenance of $2.2 million and $2.3 million for the three months ended July 30, 2022 and July 31, 2021, respectively, and $4.6 million and $4.4 million for the six months ended July 30, 2022 and July 31, 2021, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period.
(4)	Included as an offset to selling, general and administrative expenses on the condensed consolidated statements of income.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 15

Lease right-of-use assets and lease liabilities consist of the following:

		JULY 30,	JANUARY 29,
		2022	2022

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$540,396	$551,045
Finance leases(1)(2)	Property and equipment—net	1,102,144	784,327
Total lease right-of-use assets		$1,642,540	$1,335,372
Liabilities
Current(3)
Operating leases	Operating lease liabilities	$75,289	$73,834
Finance leases	Other current liabilities	16,248	15,511
Total lease liabilities—current		91,537	89,345
Non-current
Operating leases	Non-current operating lease liabilities	527,445	540,513
Finance leases	Non-current finance lease liabilities	661,001	560,550
Total lease liabilities—non-current		1,188,446	1,101,063
Total lease liabilities		$1,279,983	$1,190,408
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $198 million and $174 million as of July 30, 2022 and January 29, 2022, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

16 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The maturities of lease liabilities are as follows as of July 30, 2022:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2022	$49,028	$24,470	$73,498
2023	95,117	49,485	144,602
2024	88,831	49,855	138,686
2025	86,712	51,289	138,001
2026	83,198	52,062	135,260
2027	78,689	53,245	131,934
Thereafter	241,647	963,631	1,205,278
Total lease payments(1)(2)	723,222	1,244,037	1,967,259
Less—imputed interest(3)	(120,488)	(566,788)	(687,276)
Present value of lease liabilities	$602,734	$677,249	$1,279,983
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $598 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of July 30, 2022, of which $12 million, $27 million, $36 million, $38 million, $36 million and $35 million will be paid in the remainder of fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026 and fiscal 2027, respectively, and $414 million will be paid subsequent to fiscal 2027.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021

	(in thousands)
Weighted-average remaining lease term (years)
Operating leases	8.7	9.4
Finance leases	22.3	20.0
Weighted-average discount rate
Operating leases	4.00%	3.98%
Finance leases	5.32%	5.04%

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 17

Other information related to leases consists of the following:

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(50,838)	$(50,914)
Operating cash flows from finance leases	(14,962)	(12,943)
Financing cash flows from finance leases—net(1)	(3,132)	(7,108)
Total cash outflows from leases	$(68,932)	$(70,965)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$27,538	$134,763
Finance leases	108,547	44,432
(1)	Represents the principal portion of lease payments offset by tenant allowances received subsequent to lease commencement.

Build-to-Suit Asset

During the second quarter of fiscal 2021, we opened the Dallas Design Gallery. During the construction period of this Design Gallery, we were the “deemed owner” for accounting purposes and classified the construction costs as build-to-suit asset within property & equipment—net on our condensed consolidated balance sheets. Upon construction completion and lease commencement, we performed a sale-leaseback analysis and determined that we could not derecognize the build-to-suit asset. Therefore, the asset remains classified as a build-to-suit asset within property and equipment—net and is  depreciated over the term of the useful life of the asset.

NOTE 9—CONVERTIBLE SENIOR NOTES

In June 2018, we issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2023 and issued an additional $35 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering (collectively, the “2023 Notes”). In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes” and, together with the 2023 Notes, the “Convertible Senior Notes” or the “Notes”). Refer to Note 12—Convertible Senior Notes in our consolidated financial statements in our 2021 Form 10-K for further information and terms of the Notes, including the accounting policies related to the Notes that were in effect through fiscal 2021. In connection with our adoption of ASU 2020-06 in the first quarter of fiscal 2022, we recombined the previously outstanding equity component, which resulted in an increase in the balance of convertible debt outstanding. Refer to Note 2—Recently Issued Accounting Standards for further discussion of the impact of our adoption of ASU 2020-06 in our condensed consolidated financial statements.

The outstanding balances under the 2023 Notes and 2024 Notes were as follows:

	JULY 30,			JANUARY 29,
	2022			2022
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST(1)	AMOUNT	AMOUNT	COST(1)	AMOUNT

	(in thousands)
Convertible senior notes due 2023(2)	$1,711	$(7)	$1,704	$74,390	$(5,999)	$68,391
Convertible senior notes due 2024(3)	41,904	(236)	41,668	219,638	(31,577)	188,061
Total convertible senior notes	$43,615	$(243)	$43,372	$294,028	$(37,576)	$256,452

18 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

(1)	As of July 30, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount. As of January 29, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount, as well as the previously outstanding equity component that was recombined upon the adoption of ASU 2020-06 in the first quarter of fiscal 2022, which was $5.7 million for the 2023 Notes and $30 million for the 2024 Notes. Refer to Note 2—Recently Issued Accounting Standards.
(2)	As of July 30, 2022, the 2023 Notes outstanding are current liabilities and are classified as convertible senior notes due 2023—net. The 2023 Notes outstanding as of January 29, 2022 included a current portion of $9.4 million and a non-current portion of $59 million.
(3)	As of July 30, 2022, the 2024 Notes outstanding are non-current liabilities and are classified as convertible senior notes due 2024—net. The 2024 Notes outstanding as of January 29, 2022 included a current portion of $3.6 million and a non-current portion of $184 million.

2023 Notes and 2024 Notes—Bond Hedge and Warrant Terminations and Notes Repurchase

During the first quarter of fiscal 2022, we entered into agreements with certain financial institutions (collectively, the “Counterparties”) to repurchase all of the warrants issued in connection with the 2023 Notes and 2024 Notes at an aggregate purchase price of $184 million and $203 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a volume weighted-average price measurement period of two or three days. Upon entering into these agreements, the warrants were reclassified from stockholders’ equity to current liabilities on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding net loss on the fair value adjustment of the warrants of $4.2 million, which is classified within other expense—net in the condensed consolidated statements of income. Upon settlement of these agreements in April 2022, we paid an aggregate of $391 million in cash to terminate the warrants.

During the first quarter of fiscal 2022, we entered into agreements with the Counterparties to terminate all of the convertible note bond hedges issued in connection with the 2023 Notes and 2024 Notes to receive an aggregate closing price of $56 million and $180 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a three day volume weighted-average price measurement period. Upon entering into these agreements, the bond hedges were reclassified from stockholders’ equity to current assets on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding loss on the fair value adjustment of the settlement feature of $4.3 million, which is classified within other expense—net in the condensed consolidated statements of income. Upon settlement of these agreements in April 2022, we received an aggregate of $232 million in cash for the termination of the bond hedges.

During the first quarter of fiscal 2022, we entered into individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $45 million and $135 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Notes Repurchase”). The Notes Repurchase provided for an estimated settlement cost of $325 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a five day volatility weighted-average price measurement period that ended on April 29, 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $180 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $325 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $278 million, with the remaining $47 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $146 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $1.0 million. Upon the completion of the price measurement period in April 2022, a total of $314 million was due to the holders, representing the combined carrying value of the debt liability of $47 million, as well as the fair value of the bifurcated embedded equity derivative of $267 million. Accordingly, we recognized a gain on the fair value adjustment of the bifurcated embedded equity derivative of $11 million, which is classified within other expense—net in the condensed consolidated statements of income. The resulting debt liability and bifurcated embedded equity derivative were settled in full for $314 million in cash upon closing of the Notes Repurchase on May 3, 2022.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 19

During the second quarter of fiscal 2022, we entered into additional individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $18 million and $39 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Additional Notes Repurchase”). The Additional Notes Repurchase provided for an estimated settlement cost of $80 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a one day volatility weighted-average price measurement period occurring in July 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $57 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $25 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $55 million. We recognized a loss on extinguishment of debt of $23 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $0.3 million. Upon the remeasurement of the amount owed to the holders in terms of the embedded feature, a total of $82 million was paid in cash to the holders, representing the combined carrying value of the financing liability of $25 million, as well as the fair value of the bifurcated embedded equity derivative upon settlement of $57 million. Accordingly, we recognized a loss on the fair value adjustment of the bifurcated embedded equity derivative of $1.5 million, which is classified within other expense—net in the condensed consolidated statements of income.

$350 million 0.00% Convertible Senior Notes due 2024

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2022. However, this condition was not met for the calendar quarter ended June 30, 2022 and, as a result, the 2024 Notes were not convertible as of June 30, 2022. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

During the six months ended July 30, 2022, holders of $3.6 million in aggregate principal amount of the 2024 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2024 Notes converted and shares of our common stock for the remaining conversion value. During the six months ended July 30, 2022, we paid $3.6 million in cash and delivered 9,760 shares of common stock to settle the early conversion of these 2024 Notes. We also received 9,760 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2024 Notes.

The remaining liability for the 2024 Notes is classified as a non-current obligation on our condensed consolidated balance sheets since the settlement of the outstanding 2024 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

20 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

$335 million 0.00% Convertible Senior Notes due 2023

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended June 30, 2022 and, accordingly, holders were eligible to convert their 2023 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2023 Notes during the calendar quarter ending September 30, 2022. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

During the six months ended July 30, 2022, holders of $9.4 million in aggregate principal amount of the 2023 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. During the six months ended July 30, 2022, we paid $9.4 million in cash and delivered 27,214 shares of common stock to settle the early conversion of these 2023 Notes. We also received 27,208 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes, and therefore, on a net basis issued 6 shares of our common stock in respect to such settlement of the converted 2023 Notes.

The remaining liability for the 2023 Notes is classified as a current obligation on our condensed consolidated balance sheets since the settlement of the outstanding 2023 Notes is due on June 15, 2023. The settlement of additional early conversions received, if any, will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	JULY 30,				JANUARY 29,
	2022				2022
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE(1)	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(2)	3.62%	$—	$—	$—	$—	$—	$—
Term loan B(3)	4.87%	1,985,000	(20,130)	1,964,870	1,995,000	(21,797)	1,973,203
Term loan B-2(4)	5.68%	500,000	(26,704)	473,296	—	—	—
Equipment promissory notes(5)	4.56%	2,215	—	2,215	14,785	(31)	14,754
Total credit facilities		$2,487,215	$(46,834)	$2,440,381	$2,009,785	$(21,828)	$1,987,957
(1)	The interest rates for the asset based credit facility, term loans and equipment promissory note represent the weighted-average interest rates as of July 30, 2022.
(2)	Deferred financing fees associated with the asset based credit facility as of July 30, 2022 and January 29, 2022 were $3.7 million and $4.1 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of July 29, 2026.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 21

(3)	Represents the outstanding balance of the Term Loan B (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $1,965 million and $20 million were included in term loan B—net and other current liabilities, respectively, on the condensed consolidated balance sheets, respectively, in both periods presented. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(4)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $496 million and $3.8 million were included in term loan B-2—net and other current liabilities, respectively, on the condensed consolidated balance sheets as of July 30, 2022. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(5)	Represents total equipment security notes secured by certain of our property and equipment, all of which was included in other current liabilities on the condensed consolidated balance sheets as of July 30, 2022.

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

On July 29, 2021, RHI entered into the Twelfth Amended and Restated Credit Agreement (as amended, the “ABL Credit Agreement”) by and among RHI, Restoration Hardware Canada, Inc., certain other subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and the ABL Agent, which amended and restated the 11th A&R Credit Agreement. The ABL Credit Agreement has a revolving line of credit with initial availability of up to $600 million, of which $10 million is available to Restoration Hardware Canada, Inc., and includes a $300 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $900 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The ABL Credit Agreement provides that the $300 million accordion, or a portion thereof, may be added as a first-in, last-out term loan facility if and to the extent the lenders revise their credit commitments for such facility. The ABL Credit Agreement further provides that the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH if certain conditions set out in the ABL Credit Agreement are met. The maturity date of the ABL Credit Agreement is July 29, 2026.

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

22 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of July 30, 2022, RHI was in compliance with the FCCR Covenant.

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

The availability of the revolving line of credit at any given time under the ABL Credit Agreement is limited by the terms and conditions of the ABL Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). As of July 30, 2022, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $528 million, net of $25 million in outstanding letters of credit.

Term Loan Credit Agreement

On October 20, 2021, RHI entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among RHI as the borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (in such capacities, the “Term Agent”) with respect to an initial term loan (the “Term Loan B”) in an aggregate principal amount equal to $2,000,000,000 with a maturity date of October 20, 2028.

The Term Loan B bears interest at an annual rate based on LIBOR subject to a 0.50% LIBOR floor plus an interest rate margin of 2.50% (with a stepdown of the interest rate margin if RHI achieves a specified public corporate family rating). LIBOR is a floating interest rate that resets periodically during the life of the Term Loan B. At the date of borrowing, the interest rate was set at the LIBOR floor of 0.50% plus 2.50% and the Term Loan B was issued at a discount of 0.50% to face value. The Term Loan Credit Agreement contains customary provisions addressing future transition from LIBOR.

On May 13, 2022, RHI entered into a 2022 Incremental Amendment (the “2022 Incremental Amendment”) with Bank of America, N.A., as administrative agent, amending the Term Loan Credit Agreement (the Term Loan Credit Agreement as amended by the 2022 Incremental Amendment, the “Amended Term Loan Credit Agreement”). Pursuant to the terms of the 2022 Incremental Amendment, RHI incurred incremental term loans (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million with a maturity date of October 20, 2028. The Term Loan B-2 constitutes a separate class from the Term Loan B under the Term Loan Credit Agreement.

The Term Loan B-2 bears interest at an annual rate based on the SOFR subject to a 0.50% SOFR floor plus an interest rate margin of 3.25% plus a credit spread adjustment of 0.10%. Other than the terms relating to the Term Loan B-2, the terms of the Amended Term Loan Credit Agreement remain substantially the same as the terms of the existing Term Loan Credit Agreement, including representations and warranties, covenants and events of default.

All obligations under the Term Loan B are guaranteed by certain domestic subsidiaries of RHI. Further, RHI and such subsidiaries have granted a security interest in substantially all of their assets (subject to customary and other exceptions) to secure the Term Loan B. Substantially all of the collateral securing the Term Loan B also secures the loans and other credit extensions under the ABL Credit Agreement. On October 20, 2021, in connection with the Term Loan Credit Agreement, RHI and certain other subsidiaries of RH party to the Term Loan Credit Agreement and the ABL Credit Agreement, as the case may be, entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with the Term Agent and the ABL Agent. The Intercreditor Agreement establishes various customary inter-lender terms, including, without limitation, with respect to priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in case of default, releases of liens and certain limitations on the amendment of the ABL Credit Agreement and the Term Loan Credit Agreement without the consent of the other parties.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 23

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

Equipment Loan Facility

On September 5, 2017, RHI entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and RHI agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. The maturity dates of the equipment security notes varied, but generally had a maturity of three or four years and required us to make monthly installment payments. As of July 30, 2022, one equipment security note remains outstanding with a maturity date in April 2023.

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

The estimated fair value and carrying value of the 2023 Notes and 2024 Notes and the Term Loan Credit Agreement were as follows:

	JULY 30,		JANUARY 29,
	2022		2022
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2023	$1,622	$1,711	$70,857	$68,706
Convertible senior notes due 2024	36,892	41,904	198,087	189,297
Term loan B	1,931,732	1,985,000	1,995,000	1,995,000
Term loan B-2	487,799	500,000	—	—
(1)	The carrying value of the convertible senior notes as of July 30, 2022 represents the principal amount of the 2023 Notes and 2024 Notes following our adoption of ASU 2020-06 in the first quarter of fiscal 2022 (refer to Note 2—Recently Issued Accounting Standards). The carrying value as of January 29, 2022 represents the principal amount less the equity component of the 2023 Notes and 2024 Notes classified in stockholders’ equity, which was required prior to the adoption of ASU 2020-06. The carrying value in both periods excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable. The carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class excluding discounts upon original issuance and third party offering costs.

24 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The fair value of each of the 2023 Notes and 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2). The estimated fair values of the Term Loan B and Term Loan B-2 were derived from discounted cash flows using risk-adjusted rates (Level 2).

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

NOTE 12—INCOME TAXES

We recorded income tax expense of $56 million and $3.0 million in the three months ended July 30, 2022 and July 31, 2021, respectively. We recorded an income tax benefit of $107 million and income tax expense of $45 million in the six months ended July 30, 2022 and July 31, 2021, respectively. The effective tax rate was 31.6% and 1.3% in the three months ended July 30, 2022 and July 31, 2021, respectively. The effective tax rate was (49.6)% and 11.1% in the six months ended July 30, 2022 and July 31, 2021, respectively. The increase in our effective tax rate for the three months ended July 30, 2022 as compared to the three months ended July 31, 2021 is primarily attributable to significantly lower net excess tax benefits from stock-based compensation and amounts related to the extinguishment of debt in the three months ended July 30, 2022. The decrease in our effective tax rate for the six months ended July 30, 2022 as compared to the six months ended July 31, 2021 is primarily attributable to significantly higher net excess tax benefits from stock-based compensation in the six months ended July 30, 2022.

As of July 30, 2022, we had $8.6 million of unrecognized tax benefits, of which $7.9 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of July 30, 2022, we had $5.9 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 25

NOTE 13—NET INCOME PER SHARE

The calculation of our net income per share is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands, except share and per share amounts)
Net income	$122,275	$226,746	$322,986	$357,402
Loss on extinguishment of debt	23,462		169,578
Net income available to common shareholders(1)	$145,737		$492,564

Weighted-average shares—basic	24,475,373	21,166,638	23,541,955	21,084,941
Effect of dilutive stock-based awards	2,252,480	6,757,728	3,310,044	6,737,107
Effect of dilutive convertible senior notes(2)	414,370	4,054,732	982,736	3,772,507
Weighted-average shares—diluted	27,142,223	31,979,098	27,834,735	31,594,555
Basic net income per share	$5.95	$10.71	$20.92	$16.95
Diluted net income per share	$5.37	$7.09	$17.70	$11.31
(1)	Effective the first quarter of fiscal 2022 upon adoption of ASU 2020-06, the loss on extinguishment of debt related to convertible securities is added back to net income to calculate net income per share.
(2)	We adopted ASU 2020-06 in the first quarter of fiscal 2022, and the adoption requires the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes to be determined under the if-converted method which assumes share settlement of the entire convertible debt instrument. Prior to adoption of ASU 2020-06, we applied the treasury stock method to determine the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes.

The 2023 Notes and the 2024 Notes have an impact on our dilutive share count beginning at stock prices of $193.65 per share and $211.40 per share, respectively. The warrants associated with the 2023 Notes and 2024 Notes had an impact on our dilutive share count beginning at stock prices of $309.84 per share and $338.24 per share, respectively. The warrants associated with the 2023 Notes and 2024 Notes were repurchased in April 2022 and, as a result, no warrant instruments are outstanding as of July 30, 2022. Accordingly, the warrants have no impact on our dilutive shares post-repurchase. Refer to Note 9—Convertible Senior Notes.

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021
Options	1,079,767	82,562	1,083,158	68,918
Restricted stock units	19,468	—	19,510	—
Total anti-dilutive stock-based awards	1,099,235	82,562	1,102,668	68,918

26 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 14—SHARE REPURCHASE PROGRAM AND SHARE RETIREMENT

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program. On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”).

During the second quarter of fiscal 2022, we repurchased 1,000,000 shares of our common stock under the Share Repurchase Program at an average price of $254.72 per share, for an aggregate repurchase amount of approximately $255 million. As of July 30, 2022, $2,195 million remains available for future share repurchases under this program.

Share Retirement

During the second quarter of fiscal 2022, we retired 1,000,000 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $255 million from treasury stock to additional paid-in capital on the condensed consolidated balance sheets and condensed consolidated statements of shareholders’ equity as of July 30, 2022.

NOTE 15—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $11 million and $10 million during the three months ended July 30, 2022 and July 31, 2021, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. We recorded stock-based compensation expense of $24 million and $25 million during the six months ended July 30, 2022 and July 31, 2021, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2012 Stock Incentive Plan and 2012 Stock Option Plan

Information about stock options outstanding, vested or expected to vest, and exercisable as of July 30, 2022 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	LIFE (IN YEARS)	PRICE	OPTIONS	PRICE
$25.39 — $45.82	289,155	3.80	$35.70	287,915	$35.66
$50.00 — $50.00	1,000,000	4.76	50.00	1,000,000	50.00
$53.47 — $61.30	198,830	1.82	61.18	198,830	61.18
$75.43 — $75.43	1,000,000	0.92	75.43	1,000,000	75.43
$87.31 — $154.82	826,857	7.04	133.17	234,112	123.63
$156.40 — $380.53	293,380	7.95	286.72	46,315	250.09
$385.30 — $716.75	838,640	8.32	421.68	707,415	387.00
Total	4,446,862		$156.47	3,474,587	$133.01
Vested or expected to vest	4,223,061		$151.42

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of July 30, 2022 was $676 million, $656 million, and $586 million, respectively. Stock options exercisable as of July 30, 2022 had a weighted-average remaining contractual life of 4.26 years. As of July 30, 2022, the total unrecognized compensation expense related to unvested options was $90 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.44 years. In addition, as of July 30, 2022, the total unrecognized compensation expense related to a fully vested option grant made to Mr. Friedman in October 2020 was $23 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant below).

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 27

As of July 30, 2022, we had 22,670 restricted stock units outstanding with a weighted-average grant date fair value of $436.17 per share. During the three months ended July 30, 2022, 700 restricted stock units vested with a weighted-average grant date fair value of $51.28 per share. During the six months ended July 30, 2022, 2,920 restricted stock units vested with a weighted-average grant date fair value of $159.65 per share. As of July 30, 2022, there was $7.6 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 4.29 years.

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan. Refer to Note 18—Stock-Based Compensation in the 2021 Form 10-K. The option will result in aggregate non-cash stock compensation expense of $174 million, of which $4.3 million and $5.8 million was recognized during the three months ended July 30, 2022 and July 31, 2021, respectively, and $10 million and $12 million was recognized during the six months ended July 30, 2022 and July 31, 2021, respectively (which is included in the stock-based compensation expense recorded during the three and six months ended July 30, 2022 and July 31, 2021 noted above).

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of July 30, 2022.

Contingencies

We are subject to contingencies, including in connection with lawsuits, claims, investigations and other legal proceedings incident to the ordinary course of our business. These disputes are increasing in number as we expand our business and provide new product and service offerings, such as restaurants and hospitality, and as we enter new markets and legal jurisdictions and face increased complexity related to compliance and regulatory requirements. In addition, we are subject to governmental and regulatory examinations, information requests, and investigations from time to time at the state and federal levels.

With respect to such matters and others, we review the need for any loss contingency reserves and establish reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on our condensed consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

Certain legal proceedings that we currently face involve various class-action allegations regarding employment practices, including under state wage-and-hour laws. We have faced similar litigation in the past. Due to the inherent difficulty of predicting the course of legal actions related to these class-action allegations, such as the eventual scope, duration or outcome, we are unable to estimate the amount or range of any potential loss that could result from an unfavorable outcome arising from such matters.

Although we are self-insured or maintain deductibles in the United States for workers’ compensation, general liability and product liability up to predetermined amounts, above which third party insurance applies, depending on the facts and circumstances of the underlying claims, coverage under our insurance policies may not be available. Even if we believe coverage does apply under our insurance programs, our insurance carriers may dispute coverage based on the underlying facts and circumstances.

28 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

As a result, the outcome of any matters in which we are involved could result in unexpected expenses and liability that could adversely affect our operations. In addition, any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of our senior leadership team’s time, result in the diversion of significant operational resources, and require changes to our business operations, policies and practices.

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

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and allocate resources. Operating income is defined as net income before interest expense—net, loss on extinguishment of debt, other expense—net, income tax expense (benefit) and our share of equity method investments losses. Segment operating income excludes (i) employer payroll tax expense related to the option exercise by Mr. Friedman, (ii) asset impairments, (iii) the amortization of the non-cash compensation charge related to the fully vested option grant made to Mr. Friedman in October 2020, (iv) professional fees related to the 2023 Notes and 2024 Notes transactions (refer to Note 9—Convertible Senior Notes), (v) compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary, (vi) product recalls and (vii) severance costs associated with reorganizations. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team reviews.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 29

The following table presents segment operating income and income before income taxes:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Operating income:
RH Segment	$237,512	$257,242	$466,057	$445,252
Waterworks	7,222	5,413	15,207	11,655
Employer payroll taxes on option exercise	—	—	(11,717)	—
Non-cash compensation	(4,321)	(5,864)	(10,179)	(11,728)
Asset impairments	(2,231)	(7,354)	(8,154)	(7,354)
Professional fees	(285)	—	(7,469)	—
Compensation settlements	(3,483)	—	(3,483)	—
Recall accrual	—	—	(560)	(500)
Reorganization related costs	—	(449)	—	(449)
Income from operations	234,414	248,988	439,702	436,876
Interest expense—net	26,264	13,581	47,119	26,889
Loss on extinguishment of debt	23,462	3,166	169,578	3,271
Other expense—net	3,195	—	2,852	—
Income before income taxes	$181,493	$232,241	$220,153	$406,716

The following tables present the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting:

	THREE MONTHS ENDED
	JULY 30,			JULY 31,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$940,182	$51,438	$991,620	$947,618	$41,241	$988,859
Gross profit	495,074	28,144	523,218	467,067	20,609	487,676
Depreciation and amortization	25,671	1,299	26,970	21,484	1,186	22,670

	SIX MONTHS ENDED
	JULY 30,			JULY 31,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$1,849,130	$99,782	$1,948,912	$1,767,441	$82,210	$1,849,651
Gross profit	967,896	53,905	1,021,801	853,620	41,033	894,653
Depreciation and amortization	49,195	2,533	51,728	44,164	2,392	46,556

30 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

In the three months ended July 30, 2022 and July 31, 2021, the Real Estate Development segment share of equity method investments losses were $2.8 million and $2.5 million, respectively, and were $4.2 million and $4.6 million in the six months ended July 30, 2022 and July 31, 2021, respectively. For both the three and six months ended July 30, 2022, our share of equity method investments for the Waterworks segment was immaterial.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting:

	JULY 30,				JANUARY 29,
	2022				2022
			REAL ESTATE				REAL ESTATE
	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL

	(in thousands)
Goodwill(1)	$141,098	$—	$—	$141,098	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets(2)	56,810	17,000	—	73,810	56,161	17,000	—	73,161
Equity method investments	—	535	97,600	98,135	—	—	100,810	100,810
Total assets	5,531,152	202,695	97,600	5,831,447	5,259,719	179,941	100,810	5,540,470
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in previous fiscal years.

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor. Net revenues in each category were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Furniture	$699,720	$699,729	$1,362,240	$1,279,740
Non-furniture	291,900	289,130	586,672	569,911
Total net revenues	$991,620	$988,859	$1,948,912	$1,849,651

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of July 30, 2022, we operated 4 retail locations and 2 outlets in Canada, and 1 retail location in the U.K. Geographic revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented. Long-lived assets held internationally were not material in any fiscal period presented.

No single customer accounted for 10% or more of our consolidated net revenues in any fiscal period presented.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 31

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that are subject to risks and uncertainties. Refer to “Forward-Looking Statements and Market Data” below and Item 1A—Risk Factors in our 2021 Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed in our 2021 Form 10-K.

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three and six months ended July 30, 2022 and a comparison to the three and six months ended July 31, 2021. The discussion related to cash flows for the six months ended July 31, 2021 has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended July 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2021.

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

Recently Issued Accounting Pronouncements. This section provides a summary of recent authoritative accounting pronouncements that have been adopted in fiscal 2022 and that will be adopted in future periods.

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

32 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results, and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the section entitled Risk Factors in our 2021 Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2022 (the “First Quarter Form 10-Q”) and in our 2021 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a curator of design, taste and style in the luxury lifestyle market. Our curated and fully integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings. We offer dominant merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution, consisting of our retail locations, websites and Source Books. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual and print extensions of our physical spaces. We operate our retail locations throughout the United States, Canada, and the U.K., and have an integrated RH Hospitality experience in 14 of our Design Gallery locations, which includes Restaurants and Wine Bars.

As of July 30, 2022, we operated the following number of Galleries, Outlets and Showrooms:

COUNT
RH
Design Galleries	28
Legacy Galleries	35
Modern Galleries	1
Baby & Child and TEEN Galleries	3
Total Galleries	67
Outlets	39
Waterworks Showrooms	14

Macro-Economic Factors and COVID-19 Pandemic

There are a number of macro-economic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and rising interest rates. These factors may have a number of adverse effects on macro-economic conditions and markets in which we operate, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have a negative impact on demand for our products.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 33

The COVID-19 pandemic continues to cause challenges in certain aspects of our business operations primarily related to our supply chain, including delays in our receipt of products from vendors, which have affected our ability to convert demand into revenues at normal historic rates. While our performance during the pandemic demonstrates the desirability of our exclusive products, we may see consumer spending patterns shift away from spending on the home and home-related categories toward travel and leisure and other areas.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to macro-economic factors and the pandemic. For more information, refer to the section entitled “Risk Factors” in our 2021 Form 10-K.

Key Value-Driving Strategies

In order to drive growth across our business, we are focused on the following long-term key strategies and business initiatives:

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve industry-leading revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Contemporary, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Over the next few years, we plan to introduce RH Couture Upholstery, RH Bespoke Furniture and RH Color.

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

Brand Elevation. We are evolving the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of Products, Places, Services and Spaces designed to elevate and render our product more valuable while establishing the RH brand as a thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. In September 2022, we opened our first RH Guesthouse in New York. Additionally, we are creating bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley, RH1 & RH2, our private jets, and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally, our multi-year effort began with the reimagination of our Center of Innovation & Product Leadership to incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation. Externally, our strategy comes to life digitally with The World of RH, an online portal where customers can explore and be inspired by the depth and dimension of our brand. Launched this spring, The World of RH includes rich, immersive content with simplified navigation and search functionality, all designed to enhance the shopping experience and render our product and brand more valuable. We expect to continue to elevate the customer experience on The World of RH with further enhancements to content, navigation and search functionality. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be.

34 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH a substantial long-term market opportunity to build a $20 to $25 billion global brand over time. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally with the objective of launching international locations in Europe beginning with the opening of RH England, The Country House at the Historic Aynho Park, in the spring of 2023. We have secured a number of locations in various markets in the United Kingdom and continental Europe for future Design Galleries and are in lease or purchase negotiations for additional locations.

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JULY 30, 2022	% OF NET REVENUES	JULY 31, 2021	% OF NET REVENUES	JULY 30, 2022	% OF NET REVENUES	JULY 31, 2021	% OF NET REVENUES

	(dollars in thousands)
Net revenues	$991,620	100.0%	$988,859	100.0%	$1,948,912	100.0%	$1,849,651	100.0%
Cost of goods sold	468,402	47.2	501,183	50.7	927,111	47.6	954,998	51.6
Gross profit	523,218	52.8	487,676	49.3	1,021,801	52.4	894,653	48.4
Selling, general and administrative expenses	288,804	29.2	238,688	24.1	582,099	29.8	457,777	24.8
Income from operations	234,414	23.6	248,988	25.2	439,702	22.6	436,876	23.6
Other expenses
Interest expense—net	26,264	2.6	13,581	1.4	47,119	2.5	26,889	1.4
Loss on extinguishment of debt	23,462	2.4	3,166	0.3	169,578	8.7	3,271	0.2
Other expense—net	3,195	0.3	—	—	2,852	0.1	—	—
Total other expenses	52,921	5.3	16,747	1.7	219,549	11.3	30,160	1.6
Income before income taxes	181,493	18.3	232,241	23.5	220,153	11.3	406,716	22.0
Income tax expense (benefit)	56,397	5.7	3,009	0.3	(107,029)	(5.5)	44,733	2.4
Income before equity method investments	125,096	12.6	229,232	23.2	327,182	16.8	361,983	19.6
Share of equity method investments losses	(2,821)	(0.3)	(2,486)	(0.3)	(4,196)	(0.2)	(4,581)	(0.3)
Net income	$122,275	12.3%	$226,746	22.9%	$322,986	16.6%	$357,402	19.3%

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 35

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use non-GAAP financial measures, including adjusted operating income, adjusted net income, EBITDA, adjusted EBITDA, and adjusted capital expenditures (collectively, our “non-GAAP financial measures”). We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains and the tax effect of these adjustments. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision making. The non-GAAP financial measures used by us in this Quarterly Report on Form 10-Q may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

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

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Net income	$122,275	$226,746	$322,986	$357,402
Interest expense—net(1)	26,264	13,581	47,119	26,889
Loss on extinguishment of debt(1)	23,462	3,166	169,578	3,271
Other expense—net(1)	3,195	—	2,852	—
Income tax expense (benefit)(1)	56,397	3,009	(107,029)	44,733
Share of equity method investments losses(1)	2,821	2,486	4,196	4,581
Operating income	234,414	248,988	439,702	436,876
Employer payroll taxes on option exercise(2)	—	—	11,717	—
Non-cash compensation(3)	4,321	5,864	10,179	11,728
Asset impairments(4)	2,231	7,354	8,154	7,354
Professional fees(5)	285	—	7,469	—
Compensation settlements(6)	3,483	—	3,483	—
Recall accrual(7)	—	—	560	500
Reorganizational related costs(8)	—	449	—	449
Adjusted operating income	$244,734	$262,655	$481,264	$456,907
(1)	Refer to discussion “Three Months Ended July 30, 2022 Compared to Three Months Ended July 31, 2021” and “Six Months Ended July 30, 2022 Compared to Six Months Ended July 31, 2021” below for a discussion of our results of operations for the three and six months ended July 30, 2022 and July 31, 2021.

36 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

(2)	Represents employer payroll tax expense related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022.
(3)	Represents the amortization of the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020.
(4)	Represents asset impairment related to property and equipment of Galleries under construction. The three and six months ended July 30, 2022 includes lease impairment of $1.0 million due to the early exit of a leased facility.
(5)	Represents professional fees contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(6)	Represents compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary.
(7)	Represents accruals associated with product recalls.
(8)	Represents severance costs and related payroll taxes associated with reorganizations.

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Net income	$122,275	$226,746	$322,986	$357,402
Adjustments pre-tax:
Loss on extinguishment of debt(1)	23,462	3,166	169,578	3,271
Employer payroll taxes on option exercise(1)	—	—	11,717	—
Non-cash compensation(1)	4,321	5,864	10,179	11,728
Asset impairments(1)	2,231	7,354	8,154	7,354
Professional fees(1)	285	—	7,469	—
Compensation settlements(1)	3,483	—	3,483	—
Recall accrual(1)	—	—	560	500
(Gain) loss on derivative instruments—net(2)	1,453	—	(1,724)	—
Amortization of debt discount(3)	—	5,865	—	11,846
Reorganization related costs(1)	—	449	—	449
Subtotal adjusted items	35,235	22,698	209,416	35,148
Impact of income tax items(4)	56,397	(305)	(107,029)	(3,256)
Share of equity method investments losses(1)	2,821	2,486	4,196	4,581
Adjusted net income	$216,728	$251,625	$429,569	$393,875
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents net (gain) loss on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 37

(3)	Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (which was adopted as of the first quarter of fiscal 2022) (“ASU 2020-06”), certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflected the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes through fiscal 2021 for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we amortized as debt discount an amount equal to the fair value of the equity components as interest expense on the 2023 Notes and 2024 Notes over their expected lives. The equity components represented the difference between the proceeds from the issuance of the 2023 Notes and 2024 Notes and the fair value of the liability components of the 2023 Notes and 2024 Notes, respectively. Amounts were presented net of interest capitalized for capital projects of $2.9 million and $5.6 million during the three and six months ended July 31, 2021, respectively. No amortization of the debt discounts were recognized during the three and six months ended July 30, 2022, since we recombined the previously outstanding equity component of the 2023 Notes and 2024 Notes upon the adoption of ASU 2020-06.
(4)	The adjustment for both the three and six months ended July 30, 2022 is based on an adjusted tax rate of 0.0%, which represents our expected cash tax liability associated with anticipated fiscal 2022 results as we do not expect to pay taxes for fiscal 2022 due to the tax benefits primarily resulting from Mr. Friedman’s option exercise in the first quarter of fiscal 2022. The adjustment for the three and six months ended July 31, 2021 is based on an adjusted tax rate of 1.3% and 9.3%, respectively, which excludes the tax impact associated with our share of equity method investments losses.

38 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Net income	$122,275	$226,746	$322,986	$357,402
Depreciation and amortization	26,970	22,670	51,728	46,556
Interest expense—net	26,264	13,581	47,119	26,889
Income tax expense (benefit)	56,397	3,009	(107,029)	44,733
EBITDA	231,906	266,006	314,804	475,580
Loss on extinguishment of debt(1)	23,462	3,166	169,578	3,271
Non-cash compensation(2)	10,736	10,124	23,538	25,431
Employer payroll taxes on option exercise(1)	—	—	11,717	—
Asset impairments(1)	2,231	7,354	8,154	7,354
Professional fees(1)	285	—	7,469	—
Share of equity method investments losses(1)	2,821	2,486	4,196	4,581
Compensation settlements(1)	3,483	—	3,483	—
Capitalized cloud computing amortization(3)	1,699	785	3,053	1,462
Other expense—net(1)	3,195	—	2,852	—
Recall accrual(1)	—	—	560	500
Reorganization related costs(1)	—	449	—	449
Adjusted EBITDA	$279,818	$290,370	$549,404	$518,628
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents non-cash compensation related to equity awards granted to employees.
(3)	Represents amortization associated with capitalized cloud computing costs.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 39

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Capital expenditures	$33,194	$31,887	$62,558	$82,138
Landlord assets under construction—net of tenant allowances	20,312	29,774	32,460	43,352
Adjusted capital expenditures	$53,506	$61,661	$95,018	$125,490

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	SIX MONTHS ENDED
	JULY 30,		JULY 31,
	2022		2021
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(in thousands)
Beginning of period	81	1,254	82	1,162
RH Design Galleries:
San Francisco Design Gallery	1	42.1	—	—
Dallas Design Gallery	—	—	1	38.0
RH Modern Galleries:
Dallas RH Modern Gallery	—	—	(1)	(3.9)
RH Baby & Child and TEEN Galleries:
Santa Monica Baby & Child and TEEN Gallery	—	—	(1)	(7.3)
RH Legacy Galleries:
San Francisco legacy Gallery	(1)	(4.8)	—	—
Dallas legacy Gallery	—	—	(1)	(8.4)
End of period	81	1,291	80	1,180
Total leased square footage at end of period(2)		1,737		1,580
Weighted-average leased square footage(3)		1,700		1,573
Weighted-average leased selling square footage(3)		1,270		1,172
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 4,800 square feet as of July 31, 2021 related to one owned retail location.

(2)	Total leased square footage includes approximately 5,400 square feet as of July 31, 2021 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

40 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Three Months Ended July 30, 2022 Compared to Three Months Ended July 31, 2021

	THREE MONTHS ENDED
	JULY 30,			JULY 31,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$940,182	$51,438	$991,620	$947,618	$41,241	$988,859
Cost of goods sold	445,108	23,294	468,402	480,551	20,632	501,183
Gross profit	495,074	28,144	523,218	467,067	20,609	487,676
Selling, general and administrative expenses	264,206	24,598	288,804	223,492	15,196	238,688
Income from operations	$230,868	$3,546	$234,414	$243,575	$5,413	$248,988

Net revenues

Consolidated net revenues increased $2.8 million, or 0.3%, to $992 million in the three months ended July 30, 2022 compared to $989 million in the three months ended July 31, 2021.

RH Segment net revenues

RH Segment net revenues decreased $7.4 million, or 0.8%, to $940 million in the three months ended July 30, 2022 compared to $948 million in the three months ended July 31, 2021. The below discussion highlights several significant factors that resulted in a decrease in RH Segment net revenues, which are listed in order of magnitude.

The decrease in RH Segment net revenues for the three months ended July 30, 2022 was driven primarily by softening demand trends, which began in the first quarter of fiscal 2022, and have remained below prior year trends during the second quarter of fiscal 2022. This decrease was partially offset by backlog relief, as well as increased revenue in our RH Hospitality business compared to the three months ended July 31, 2021 due to new Restaurant openings in fiscal 2021 and fiscal 2022. Outlet sales were $69 million in both the three months ended July 30, 2022 and July 31, 2021.

Waterworks net revenues

Waterworks net revenues increased $10 million, or 24.7%, to $51 million in the three months ended July 30, 2022 compared to $41 million in the three months ended July 31, 2021.

Gross profit

Consolidated gross profit increased $36 million, or 7.3%, to $523 million in the three months ended July 30, 2022 compared to $488 million in the three months ended July 31, 2021. As a percentage of net revenues, consolidated gross margin increased 350 basis points to 52.8% of net revenues in the three months ended July 30, 2022 from 49.3% of net revenues in the three months ended July 31, 2021.

RH Segment gross profit

RH Segment gross profit increased $28 million, or 6.0%, to $495 million in the three months ended July 30, 2022 from $467 million in the three months ended July 31, 2021. As a percentage of net revenues, RH Segment gross margin increased 340 basis points to 52.7% of net revenues in the three months ended July 30, 2022 from 49.3% of net revenues in the three months ended July 31, 2021. The increase in gross margin was primarily driven by an increase in product margins in the Core business, as well as leverage in our shipping costs during the three month period ended July 30, 2022, offset by increases in retail occupancy costs due to new Gallery openings in fiscal 2021 and fiscal 2022.

Waterworks gross profit

Waterworks gross profit increased $7.5 million, or 36.6%, to $28 million in the three months ended July 30, 2022 from $21 million in the three months ended July 31, 2021. As a percentage of net revenues, Waterworks gross margin increased 470 basis points to 54.7% of net revenues in the three months ended July 30, 2022 from 50.0% of net revenues in the three months ended July 31, 2021.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 41

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $50 million, or 21.0%, to $289 million in the three months ended July 30, 2022 compared to $239 million in the three months ended July 31, 2021.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $41 million, or 18.2%, to $264 million in the three months ended July 30, 2022 compared $224 million in the three months ended July 31, 2021.

RH Segment selling, general and administrative expenses for the three months ended July 30, 2022 include amortization of non-cash compensation of $4.3 million related to a fully vested option grant made to Mr. Friedman in October 2020, $2.0 million of asset impairments and a $0.3 million professional fee which was contingent upon the completion of our debt transactions related to the 2023 Notes and 2024 Notes.

RH Segment selling, general and administrative expenses for the three months ended July 31, 2021 include $7.4 million related to asset impairments, amortization of the non-cash compensation of $5.8 million related to the option grant made to Mr. Friedman in October 2020 and $0.4 million related to severance costs and related payroll taxes associated with reorganizations.

Excluding the adjustments mentioned above, RH Segment selling, general and administrative expenses would have been 27.4% and 22.1% of net revenues for the three months ended July 30, 2022 and July 31, 2021, respectively. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increased advertising costs due to the mailing of the new RH Contemporary Source Book, the launch of The World of RH, as well as higher employment and employment-related costs, occupancy costs, professional fees and pre-opening costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $9.4 million, or 61.9%, to $25 million in the three months ended July 30, 2022 compared to $15 million in the three months ended July 31, 2021. Waterworks selling, general and administrative expenses were 47.8% and 36.8% of net revenues for the three months ended July 30, 2022 and July 31, 2021, respectively.

Waterworks selling, general and administrative expenses for the three months ended July 30, 2022 include $3.5 million in compensation settlements related to the Rollover Units and Profit Interests Units and a $0.2 million asset impairment. Excluding the adjustments, Waterworks Segment selling, general and administrative expenses would have been 40.7% and 36.8% of net revenues for the three months ended July 30, 2022 and July 31, 2021, respectively.

42 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Interest expense—net

Interest expense—net increased $13 million in the three months ended July 30, 2022 compared to the three months ended July 31, 2021 consisted of the following in each period:

	THREE MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021

	(in thousands)
Term loan interest expense	$24,982	$—
Finance lease interest expense	7,891	6,607
Other interest expense	832	1,622
Interest income	(6,393)	(391)
Capitalized interest for capital projects	(1,048)	(3,048)
Total interest expense—net	$26,264	$13,581

Loss on extinguishment of debt

During the three months ended July 30, 2022, we recognized a loss on extinguishment of debt of $23 million related to the repurchase of $57 million of principal value of convertible senior notes, inclusive of the acceleration of amortization of debt issuance costs of $0.3 million. The loss represents the difference between the carrying value and the fair value of the convertible senior notes upon entering into the repurchase agreements with the noteholders. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements. During the three months ended July 31, 2021, we recognized a loss on extinguishment of debt of $3.2 million for a portion of the 2023 Notes that were early converted at the option of the noteholders.

Other expense—net

Other expense—net was $3.2 million during the three months ended July 30, 2022, which included a loss on derivative instruments of $1.5 million resulting from the completion of certain transactions related to the 2023 Notes and 2024 Notes. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements. Other expense—net also includes a $1.7 million loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro, in addition to a foreign exchange loss from the remeasurement of an intercompany loan with a U.K. subsidiary.

Income tax expense (benefit)

Income tax expense was $56 million and $3.0 million in the three months ended July 30, 2022 and July 31, 2021, respectively. Our effective tax rate was 31.6% and 1.3% for the three months ended July 30, 2022 and July 31, 2021, respectively. The increase in our effective tax rate is primarily attributable to lower net excess tax benefits from stock-based compensation and amounts related to the loss on extinguishment of debt in the three months ended July 30, 2022.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 43

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $2.8 million and $2.5 million loss during the three months ended July 30, 2022 and July 31, 2021, respectively.

Six Months Ended July 30, 2022 Compared to Six Months Ended July 31, 2021

	SIX MONTHS ENDED
	JULY 30,			JULY 31,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$1,849,130	$99,782	$1,948,912	$1,767,441	$82,210	$1,849,651
Cost of goods sold	881,234	45,877	927,111	913,821	41,177	954,998
Gross profit	967,896	53,905	1,021,801	853,620	41,033	894,653
Selling, general and administrative expenses	539,725	42,374	582,099	427,899	29,878	457,777
Income from operations	$428,171	$11,531	$439,702	$425,721	$11,155	$436,876

Net revenues

Consolidated net revenues increased $99 million, or 5.4%, to $1,949 million in the six months ended July 30, 2022 compared to $1,850 million in the six months ended July 31, 2021.

RH Segment net revenues

RH Segment net revenues increased $82 million, or 4.6%, to $1,849 million in the six months ended July 30, 2022 compared to $1,767 million in the six months ended July 31, 2021. The below discussion highlights several significant factors that resulted in an increase in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the six months ended July 30, 2022 increased due to fulfillment of orders generated in prior quarters as elements of our supply chain continued to catch up with customer demand. However, beginning in the first quarter of fiscal 2022, we began to experience softening demand trends that have remained below prior year trends during the first half of fiscal 2022. Additionally, net revenues from our RH Hospitality business increased compared to the six months ended July 31, 2021 due to new Restaurant openings in fiscal 2021 and fiscal 2022.

Outlet sales increased $8.0 million to $139 million in the six months ended July 30, 2022 compared to $131 million in the six months ended July 31, 2021.

Waterworks net revenues

Waterworks net revenues increased $18 million, or 21.4%, to $100 million in the six months ended July 30, 2022 compared to $82 million in the six months ended July 31, 2021.

Gross profit

Consolidated gross profit increased $127 million, or 14.2%, to $1,022 million in the six months ended July 30, 2022 from $895 million in the six months ended July 31, 2021. As a percentage of net revenues, consolidated gross margin increased 400 basis points to 52.4% of net revenues in the six months ended July 30, 2022 from 48.4% of net revenues in the six months ended July 31, 2021.

44 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH Segment gross profit

RH Segment gross profit increased $114 million, or 13.4%, to $968 million in the six months ended July 30, 2022 from $854 million in the six months ended July 31, 2021. As a percentage of net revenues, RH Segment gross margin increased 400 basis points to 52.3% of net revenues in the six months ended July 30, 2022 from 48.3% of net revenues in the six months ended July 31, 2021. The increase in gross margin was primarily driven by an increase in product margins in the Core business, as well as leverage in shipping costs during the six month period ended July 30, 2022, offset by increases in retail occupancy costs driven by new Gallery openings in fiscal 2021 and fiscal 2022.

Waterworks gross profit

Waterworks gross profit increased $13 million, or 31.4%, to $54 million in the six months ended July 30, 2022 from $41 million in the six months ended July 31, 2021. As a percentage of net revenues, Waterworks gross margin increased 410 basis points to 54.0% of net revenues in the six months ended July 30, 2022 from 49.9% of net revenues in the six months ended July 31, 2021 primarily driven by higher revenues, favorable changes in product mix, and leverage in Waterworks occupancy costs, offset by an increase in shipping costs related to customer deliveries.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $124 million, or 27.2%, to $582 million in the six months ended July 30, 2022 compared to $458 million in the six months ended July 31, 2021.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $112 million, or 26.1%, to $540 million in the six months ended July 30, 2022 compared to $428 million in the six months ended July 31, 2021.

RH Segment selling, general and administrative expenses for the six months ended July 30, 2022 include $12 million of employer payroll tax expense associated with Mr. Friedman’s stock option exercise during the first quarter of fiscal 2022, amortization of non-cash compensation of $10 million related to a fully vested option grant made to Mr. Friedman in October 2020, $8.0 million related to asset impairments, $7.5 million of professional fees which were contingent upon the completion of our debt transactions related to the 2023 Notes and 2024 Notes and $0.6 million related to product recalls.

RH Segment selling, general and administrative expenses for the six months ended July 31, 2021 include amortization of the non-cash compensation of $12 million related to the option grant made to Mr. Friedman in October 2020, $7.4 million related to asset impairments and $0.4 million related to severance costs and related payroll taxes associated with reorganizations.

RH Segment selling, general and administrative expenses would have been 27.1% and 23.1% of net revenues for the six months ended July 30, 2022 and July 31, 2021, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increased advertising costs due to the mailing of the new RH Contemporary Source Book, the launch of The World of RH, as well as higher employment and employment-related costs, occupancy costs, professional fees and pre-opening costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $12 million, or 41.8%, to $42 million in the six months ended July 30, 2022 compared to $30 million in the six months ended July 31, 2021. Waterworks selling, general and administrative expenses were 42.5% and 36.3% of net revenues for the six months ended July 30, 2022 and July 31, 2021, respectively.

Waterworks selling, general and administrative expenses for the six months ended July 30, 2022 include $3.5 million in compensation settlements related to the Rollover Units and Profit Interest Units and a $0.2 million asset impairment. Waterworks selling, general and administrative expenses for the six months ended July 31, 2021 include $0.5 million related to product recalls.

Excluding the adjustments mentioned above, Waterworks selling, general and administrative expenses would have been 38.8% and 35.7% of net revenues for the six months ended July 30, 2022 and July 31, 2021.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 45

Interest expense—net

Interest expense—net increased $20 million in the six months ended July 30, 2022 compared to the six months ended July 31, 2021 consisted of the following in each period:

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021

	(in thousands)
Term loan interest expense	$40,983	$—
Finance lease interest expense	14,962	12,757
Other interest expense	1,905	3,256
Amortization of convertible senior notes debt discount	—	17,461
Interest income	(7,574)	(736)
Capitalized interest for capital projects	(3,157)	(5,849)
Total interest expense—net	$47,119	$26,889

Loss on extinguishment of debt

During the six months ended July 30, 2022, we recognized a loss on extinguishment of debt of $170 million related to the repurchase of $237 million of principal value of convertible senior notes, inclusive of the acceleration of amortization of debt issuance costs of $1.3 million. The loss represents the difference between the carrying value and the fair value of the convertible senior notes upon entering into the repurchase agreements with the noteholders. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements. During the six months ended July 31, 2021, we recognized a loss on extinguishment of debt of $3.3 million for a portion of the 2023 Notes that were early converted at the option of the noteholders.

Other expense—net

Other expense—net was $2.9 million during the six months ended July 30, 2022, which included a $4.6 million loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro, in addition to a foreign exchange loss from the remeasurement of an intercompany loan with a U.K. subsidiary. The foreign currency loss was partially offset by a net gain on derivative instruments of $1.7 million during the six months ended July 30, 2022, resulting from the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements.

Income tax expense (benefit)

Income tax benefit was $107 million and income tax expense was $45 million in the six months ended July 30, 2022 and July 31, 2021, respectively. Our effective tax rate was (49.6)% and 11.1% for the six months ended July 30, 2022 and July 31, 2021, respectively. The decrease in our effective tax rate is primarily due to significantly higher discrete tax benefits from stock-based compensation in fiscal 2022.

46 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $4.2 million and $4.6 million loss during the six months ended July 30, 2022 and July 31, 2021, respectively.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement. In fiscal 2021, we entered into the ABL Credit Agreement, which amended and extended our asset based credit facility, and issued the Term Loan B in the amount of $2.0 billion pursuant to the Term Loan Credit Agreement. The issuance of the Term Loan B was assigned a Ba2 rating from Moody’s Investors Service and BB rating from S&P Global. Additionally, in May 2022, we entered into the 2022 Incremental Amendment, which amended the Term Loan Credit Agreement and raised an incremental $500 million of financing by means of the Term Loan B-2. The issuance of the Term Loan B-2 was assigned a Ba3 rating from Moody’s Investors Service and BB rating from S&P Global. Refer to Note 10—Credit Facilities in our condensed consolidated financial statements.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	JULY 30,	JANUARY 29,
	2022	2022

	(in millions)
Asset based credit facility	$—	$—
Term loan B(1)	1,985	1,995
Term loan B-2(1)	500	—
Equipment promissory notes(1)	2	15
Convertible senior notes due 2023(1)	2	69
Convertible senior notes due 2024(1)	42	189
Notes payable for share repurchases	—	1
Total debt	$2,531	$2,269
Cash and cash equivalents	(2,085)	(2,178)
Total net debt	$446	$91
Availability under the asset based credit facility—net(2)	$528	$347
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance cost.
(2)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $25 million and $20 million in outstanding letters of credit as of July 30, 2022 and January 29, 2022, respectively.

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, rent for our retail and outlet locations, capital expenditures associated with opening new locations, Source Books and updating existing locations, as well as the development of our infrastructure and information technology. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. We continuously evaluate our capital allocation strategy and may engage in future investments in connection with existing or new share repurchase programs (refer to “Share Repurchase Program” below), which may include investments in derivatives or other equity linked instruments. We have in the past been, and continue to be, opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Capital raised from debt financings has enabled us to pursue various investments. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 47

We believe our capital structure provides us with substantial optionality regarding capital allocation. Our near-term decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macro-economic factors and the pandemic affecting business conditions including inflation and a rising interest rate environment. We believe our existing cash balances and operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

While we do not require additional debt to fund our operations, our goal continues to be in a position to take advantage of the many opportunities that we identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including through the strategic sale of existing assets, utilization of our credit facilities, entry into various credit agreements and other new debt financing arrangements that present attractive terms. We expect to continue to use additional sources of debt financing in future periods as a source of additional capital to fund our various investments. In addition to funding the normal operations of our business, we have used our liquidity to fund significant investments and strategies such as our share repurchase program, various acquisitions, and growth initiatives, including through joint ventures and real estate investments. In the second quarter of fiscal 2022, we repurchased 1,000,000 shares of our common stock under the Share Repurchase Program at an average price of $254.72 per share, for an aggregate repurchase amount of approximately $255 million.

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

We entered into a $2.0 billion term debt financing in October 2021 (the “Term Loan B”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). The Term Loan B has a maturity date of October 20, 2028. As of July 30, 2022, we had $1,985 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to the Term Loan B.

48 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

On May 13, 2022, we entered into an incremental term debt financing (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). The Term Loan B-2 has a maturity date of October 20, 2028. The Term Loan B-2 constitutes a separate class from the existing Term Loan B under the Term Loan Credit Agreement. As of July 30, 2022, we had $500 million outstanding under the Amended Term Loan Credit Agreement. We are not required to make quarterly principal payments with respect to the Term Loan B-2 until December 2022.

Certain Transactions Related to Convertible Senior Notes

In the first and second quarters of fiscal 2022, we entered into certain transactions in connection with the 2023 Notes and 2024 Notes.

Warrant Termination Agreements

In the first quarter of fiscal 2022, we entered into individual privately negotiated agreements with a limited number of sophisticated financial institutions (collectively, the “Counterparties”) to repurchase all of the warrants previously issued in connection with the 2023 Notes and 2024 Notes. Upon closing of these transactions, we paid an aggregate of $391 million in cash to terminate warrants representing 3,385,580 shares of our common stock.

Convertible Bond Hedge Unwind Transactions

In the first quarter of fiscal 2022, we entered into individual privately negotiated agreements with the Counterparties to terminate all of the remaining convertible note bond hedges previously entered into in connection with the 2023 Notes and 2024 Notes. Upon closing of these transactions, we received an aggregate of $232 million in cash for the termination of the bond hedges.

Convertible Senior Notes Repurchases

In the first and second quarters of fiscal 2022, we entered into individual privately negotiated transactions with certain holders of the 2023 Notes and 2024 Notes to repurchase $237 million in aggregate principal amount of the convertible senior notes representing $63 million and $174 million in principal amount of 2023 Notes and 2024 Notes, respectively. Upon closing of these transactions, we paid an aggregate of $396 million in cash to repurchase such convertible senior notes.

Result of the Convertible Notes Transactions

In aggregate, we expended a net total amount of approximately $563 million in cash (inclusive of expenses) in the six months ended July 30, 2022 to complete the above transactions.

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

Following the completion of the above convertible senior notes repurchases, we had $44 million remaining in aggregate principal amount of convertible notes outstanding as of July 30, 2022, comprised of $1.7 million of 2023 Notes and $42 million of 2024 Notes. The remaining 2023 Notes have a scheduled maturity in June 2023 and the remaining 2024 Notes have a scheduled maturity in September 2024. We anticipate having ample cash available in order to repay the principal amount of our convertible notes in cash with respect to any convertible notes for which the holders elect early conversion, as well as upon maturity in June 2023 and September 2024, in each case in order to minimize dilution.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 49

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the six months ended July 30, 2022, adjusted capital expenditures were $95 million in aggregate, net of cash received related to landlord tenant allowances of $5.4 million. In addition, we also received landlord tenant allowances of $4.4 million, which are reflected as a reduction to principal payments under finance leases within financing activities on the condensed consolidated statements of cash flows. We anticipate our adjusted capital expenditures to be $200 million to $225 million in fiscal 2022, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macro-economic factors and uncertainties affecting the overall business climate, as well as our business, including increased inflation and rising interest rates and we may make adjustments to our allocation of capital in fiscal 2022 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions, and growth initiatives, including through joint ventures and real estate investments.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$192,516	$316,718
Net cash used in investing activities	(64,078)	(84,077)
Net cash used in financing activities	(224,156)	(42,968)
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	(96,158)	189,765
Cash and cash equivalents and restricted cash equivalents at end of period	2,085,706	296,836

50 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

For the six months ended July 30, 2022, net cash provided by operating activities was $193 million and consisted of net income of $323 million and an increase in non-cash items of $317 million, partially offset by a change in working capital and other activities of $447 million. The use of cash from working capital was primarily driven by an increase in prepaid expenses and other assets of $153 million primarily due to federal and state tax receivables and the issuance of additional promissory notes receivable, an increase in merchandise inventory of $125 million, a decrease in accounts payable and accrued expenses of $64 million, a decrease in operating lease liabilities of $38 million primarily due to payments made under the related lease agreements, an increase in landlord asset under construction, net of tenant allowances, of $32 million and a decrease in other current liabilities of $25 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the six months ended July 30, 2022, net cash used in investing activities was $64 million and was comprised of investments in retail stores, information technology and systems infrastructure of $63 million and additional funding of our equity method investments of $1.5 million.

Net Cash Used In Financing Activities

Financing activities consist primarily of borrowings and repayments related to convertible senior notes, credit facilities and other financing arrangements, and cash used in connection with such financing activities include investments in our share repurchase program, repayment of indebtedness including principal payments under finance lease agreements and other equity related transactions.

For the six months ended July 30, 2022, net cash used in financing activities was $224 million, primarily due to the completion of certain transactions related to the 2023 Notes and 2024 Notes in the first quarter of fiscal 2022. These transactions resulted in payments of $391 million for the termination of all such outstanding common stock warrants, partially offset by proceeds of $232 million from the termination of all of the remaining convertible note bond hedges. Net cash used in financing activities also included uses of cash of $395 million for the settlement of the convertible senior notes repurchase obligation, as well as payments of $13 million in aggregate principal amount of certain 2023 Notes and 2024 Notes as a result of early conversions by the noteholders. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements.

These cash outflows were partially offset by the issuance of the Term Loan B-2 in May 2022 in the amount of $500 million pursuant to the 2022 Incremental Amendment to the Term Loan Credit Agreement, for which we incurred debt issuance costs of $28 million. During the six months ended July 30, 2022, we made payments on equipment notes of $13 million, payments under our term loans of $10 million and net payments under finance lease agreements of $3.1 million.

During the six months ended July 30, 2022, we repurchased 1,000,000 shares of our common stock for an aggregate repurchase amount of $255 million and we received proceeds from option exercises of $152 million, primarily due to Mr. Friedman’s option exercise activity in the first quarter of fiscal 2022.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets and reclassification of assets from landlord assets under construction to finance lease right-of-use assets. In addition, non-cash transactions consist of the extinguishment of convertible senior notes related to our repurchase obligations and associated financing liabilities and embedded derivatives arising from the convertible senior notes repurchases (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements), as well as shares issued and received related to convertible senior note transactions.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 51

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

Term Loan Facilities

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our term loans facilities, including our Term Loan B and Term Loan B-2.

Equipment Loan Facility

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our equipment loan facility. As of July 30, 2022, one equipment security note remains outstanding with a maturity date in April 2023.

Share Repurchase Program and Share Retirement

We regularly review share repurchase activity and consider various factors in determining whether and when to execute investments in connection with our share repurchase program, including, among others, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of our common stock. We believe that our share repurchase program will continue to be an excellent allocation of capital for the long-term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities.

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

On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). In the second quarter of fiscal 2022, we repurchased 1,000,000 shares of our common stock under the Share Repurchase Program at an average price of $254.72 per share, for an aggregate repurchase amount of approximately $255 million. As of July 30, 2022, approximately $2,195 million remains available for future share repurchases under the Share Repurchase Program.

52 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Share Retirement

During the second quarter of fiscal 2022, we retired 1,000,000 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $255 million from treasury stock to additional paid-in capital on the condensed consolidated balance sheets and condensed consolidated statements of shareholders’ equity as of July 30, 2022.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Interest Rate Risk

We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 53

We are subject to interest rate risk in connection with borrowings under the ABL Credit Agreement and the Term Loan Credit Agreement, as amended, in each case bearing interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. The Federal Reserve continued increasing short-term interest rates in the first half of 2022, compared to the historically low levels in the same period in 2021 and there is widespread expectation in the market for rate increases to continue during the remainder of 2022. Such interest rate increases, if they continue, may increase the interest rate applicable to our borrowings that have rates that are subject to adjustment pursuant to floating rate indices such as LIBOR or SOFR. As of July 30, 2022, we had no outstanding borrowings under the revolving line of credit and $2,485 million outstanding under the Term Loan Credit Agreement. The ABL Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the ABL Credit Agreement as of July 30, 2022 was $528 million, net of $25 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit under the ABL Credit Agreement and the Term Loan B and Term Loan B-2 under the Term Loan Credit Agreement during the six months ended July 30, 2022, and to the extent that borrowings were outstanding under any facility, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.

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

A number of our current debt facilities entered into prior to the end of 2021, including the facilities under the ABL Credit Agreement and the Term Loan B, have an interest rate tied to LIBOR. At this time, it is not possible to predict the effect of transitioning from LIBOR. SOFR, which is currently published by the Federal Reserve Bank of New York based on overnight U.S. Treasury repurchase agreement transactions, has been recommended as the alternative to LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York and is provided as an alternative rate for our current debt facilities having an interest rate tied to LIBOR. However, SOFR or any other alternative rates may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form. We intend to continue to evaluate and monitor the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR and ensuring operational processes are updated to accommodate alternative rates. We expect that the interest rates under our ABL Credit Agreement and Term Loan B will transition from LIBOR to SOFR upon the cessation of applicable published LIBOR rates by June 2023. Due to uncertainty surrounding alternative rates, we are unable to predict the overall impact of this change at this time.

As of July 30, 2022, we had $1.7 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of July 30, 2022, we had $42 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Foreign Currency Risk

Our revenues are predominately denominated in U.S. dollars, and accordingly, our net revenues are not currently subject to significant foreign currency risk. However, as we are currently expanding our operations into select European markets, fluctuations in foreign currency exchange rates are beginning to impact our results of operations. Certain of our operating expenses are denominated in the currencies of the countries in which our operations exist or are expanding, and accordingly, we have exposure to adverse movements in foreign currency exchange rates, particularly changes in the Pound sterling, Euro and Canadian Dollar, as our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income, which are presented in other expense—net on the consolidated statements of income. We minimize this exposure by managing cash balances at levels appropriate to meet forthcoming expenses in U.S. dollars and applicable foreign currencies.

54 | 2022 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

To date, we have not engaged in foreign currency hedging transactions because our foreign currency transaction gains and losses have not been material to our consolidated financial statements, but we may begin foreign currency risk management strategies in the future.

Market Price Sensitive Instruments

Convertible Senior Notes

In connection with the issuance of the 2023 Notes and 2024 Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. During the first and second quarters of fiscal 2022, we entered into agreements to repurchase $237 million in aggregate principal amount of convertible senior notes consisting of approximately $63 million and $174 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively. In addition to such convertible senior notes repurchases, in the first quarter of fiscal 2022 we also terminated all of the remaining bond hedges as well as all of the outstanding warrants originally issued in conjunction with the 2023 Notes and the 2024 Notes. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on these transactions related to the 2023 Notes and 2024 Notes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 55

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

56 | 2022 SECOND QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended July 30, 2022, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES (1)	SHARE	OR PROGRAMS(2)	PLANS OR PROGRAMS(2)
				(in millions)
May 1, 2022 to May 28, 2022	—	$—	—	$450
May 29, 2022 to July 2, 2022	243	$231.66	—	$2,450
July 3, 2022 to July 30, 2022	1,000,000	$254.72	1,000,000	$2,195
Total	1,000,243		1,000,000
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program authorized by the Board of Directors on October 10, 2018, replenished on March 25, 2019 and June 2, 2022.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

PART II. OTHER INFORMATION	2022 SECOND QUARTER FORM 10-Q | 57

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.1	Term Loan Credit Agreement, dated as of October 20, 2021, as amended by the 2022 Incremental Amendment, dated as of May 13, 2022, by and among Restoration Hardware, Inc., as the borrower, the lenders party thereto and Bank of America, N.A., as administrative and collateral agent.	8-K	001-35720	May 17, 2022	10.2
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.

58 | 2022 SECOND QUARTER FORM 10-Q	PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2022	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2022	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: September 8, 2022	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2022 SECOND QUARTER FORM 10-Q | 59