Form 10-Q
period 2022-10-29
RH
filed 2022-12-08
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of December 2, 2022, 23,612,501 shares of the registrant’s common stock were outstanding.

RH

2 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
ASSETS
Cash and cash equivalents	$2,150,466	$2,177,889
Restricted cash (Note 5)	3,882	—
Accounts receivable—net	58,563	57,914
Merchandise inventories	819,299	734,289
Prepaid expense and other current assets	234,247	121,350
Total current assets	3,266,457	3,091,442
Property and equipment—net	1,577,900	1,227,920
Operating lease right-of-use assets	536,452	551,045
Goodwill	141,021	141,100
Tradenames, trademarks and other intangible assets	74,269	73,161
Deferred tax assets	63,105	56,843
Equity method investments	97,005	100,810
Other non-current assets	127,506	298,149
Total assets	$5,883,715	$5,540,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$389,965	$442,379
Deferred revenue and customer deposits	361,113	387,933
Convertible senior notes due 2023—net	1,702	9,389
Convertible senior notes due 2024	—	3,600
Operating lease liabilities	77,858	73,834
Other current liabilities	104,538	146,623
Total current liabilities	935,176	1,063,758
Asset based credit facility	—	—
Term loan B—net	1,940,701	1,953,203
Term loan B-2—net	469,396	—
Real estate loans (Note 5)	17,912	—
Convertible senior notes due 2023—net	—	59,002
Convertible senior notes due 2024—net	41,696	184,461
Non-current operating lease liabilities	521,093	540,513
Non-current finance lease liabilities	656,643	560,550
Other non-current obligations	7,151	8,706
Total liabilities	4,589,768	4,370,193
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of October 29, 2022 and January 29, 2022	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 23,609,536 shares issued and outstanding as of October 29, 2022; 21,506,967 shares issued and outstanding as of January 29, 2022	2	2
Additional paid-in capital	313,887	620,577
Accumulated other comprehensive loss	(12,685)	(1,410)
Retained earnings	992,743	551,108
Total stockholders’ equity	1,293,947	1,170,277
Total liabilities and stockholders’ equity	$5,883,715	$5,540,470

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands, except share and per share amounts)
Net revenues	$869,066	$1,006,428	$2,817,978	$2,856,079
Cost of goods sold	448,288	501,174	1,375,399	1,456,172
Gross profit	420,778	505,254	1,442,579	1,399,907
Selling, general and administrative expenses	250,528	232,715	832,627	690,492
Income from operations	170,250	272,539	609,952	709,415
Other expenses
Interest expense—net	31,417	13,223	78,536	40,112
Loss on extinguishment of debt	—	18,513	169,578	21,784
Other expense—net	1,989	—	4,841	—
Total other expenses	33,406	31,736	252,955	61,896
Income before income taxes	136,844	240,803	356,997	647,519
Income tax expense (benefit)	36,162	54,391	(70,867)	99,124
Income before equity method investments	100,682	186,412	427,864	548,395
Share of equity method investments losses	(1,922)	(2,313)	(6,118)	(6,894)
Net income	$98,760	$184,099	$421,746	$541,501
Weighted-average shares used in computing basic net income per share	23,681,482	21,430,557	23,588,464	21,200,146
Basic net income per share (Note 13)	$4.17	$8.59	$25.07	$25.54
Weighted-average shares used in computing diluted net income per share	26,098,265	31,291,079	27,255,911	31,493,396
Diluted net income per share (Note 13)	$3.78	$5.88	$21.70	$17.19

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$98,760	$184,099	$421,746	$541,501
Net losses from foreign currency translation	(4,890)	(2,097)	(11,275)	(1,397)
Comprehensive income	$93,870	$182,002	$410,471	$540,104

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	THREE MONTHS ENDED
		COMMON STOCK					TREASURY STOCK
					ACCUMULATED
				ADDITIONAL	OTHER				TOTAL
	MEZZANINE			PAID-IN	COMPREHENSIVE	RETAINED			STOCKHOLDERS'
	EQUITY	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	SHARES	AMOUNT	EQUITY

		(in thousands, except share amounts)
Balances—July 30, 2022	$—	23,715,191	$2	$334,054	$(7,795)	$893,983	—	$—	$1,220,244
Stock-based compensation	—	—	—	10,187	—	—	—	—	10,187
Vested and delivered restricted stock units	—	1,119	—	(171)	—	—	—	—	(171)
Exercise of stock options	—	20,777	—	1,527	—	—	—	—	1,527
Repurchases of common stock	—	(127,557)	—	—	—	—	127,557	(31,710)	(31,710)
Retirement of treasury stock	—	—	—	(31,710)	—	—	(127,557)	31,710	—
Settlement of convertible senior notes	—	6	—	—	—	—	—	—	—
Net income	—	—	—	—	—	98,760	—	—	98,760
Net losses from foreign currency translation	—	—	—	—	(4,890)	—	—	—	(4,890)
Balances—October 29, 2022	$—	23,609,536	$2	$313,887	$(12,685)	$992,743	—	$—	$1,293,947

Balances—July 31, 2021	$30,515	21,407,717	$2	$583,112	$3,265	$219,964	—	$—	$806,343
Stock-based compensation	—	—	—	11,995	—	—	—	—	11,995
Vested and delivered restricted stock units	—	1,981	—	(706)	—	—	—	—	(706)
Exercise of stock options	—	55,419	—	4,101	—	—	—	—	4,101
Settlement of convertible senior notes	—	864,090	—	(592,414)	—	—	(864,074)	579,539	(12,875)
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(864,074)	—	579,539	—	—	864,074	(579,539)	—
Reclassification of equity component to mezzanine equity related to early converted senior notes outstanding—net	(16,944)	—	—	16,944	—	—	—	—	16,944
Net income	—	—	—	—	—	184,099	—	—	184,099
Net losses from foreign currency translation	—	—	—	—	(2,097)	—	—	—	(2,097)
Balances—October 30, 2021	$13,571	21,465,133	$2	$602,571	$1,168	$404,063	—	$—	$1,007,804

6 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

	NINE MONTHS ENDED
		COMMON STOCK					TREASURY STOCK
					ACCUMULATED
				ADDITIONAL	OTHER				TOTAL
	MEZZANINE			PAID-IN	COMPREHENSIVE	RETAINED			STOCKHOLDERS'
	EQUITY	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	SHARES	AMOUNT	EQUITY

		(in thousands, except share amounts)
Balances—January 29, 2022	$—	21,506,967	$2	$620,577	$(1,410)	$551,108	—	$—	$1,170,277
Stock-based compensation	—	—	—	33,725	—	—	—	—	33,725
Issuance of restricted stock	—	3,577	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	2,985	—	(494)	—	—	—	—	(494)
Exercise of stock options	—	3,223,552	—	153,568	—	—	—	—	153,568
Repurchases of common stock	—	(1,127,557)	—	—	—	—	1,127,557	(286,441)	(286,441)
Retirement of treasury stock	—	—	—	(286,441)	—	—	(1,127,557)	286,441	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(36,968)	—	14,705	—	—	36,968	(14,705)	—
Settlement of convertible senior notes	—	36,980	—	(14,705)	—	—	(36,968)	14,705	—
Termination of common stock warrants	—	—	—	(386,708)	—	—	—	—	(386,708)
Termination of convertible note hedge	—	—	—	236,050	—	—	—	—	236,050
Impact of ASU 2020-06 adoption	—	—	—	(56,390)	—	19,889	—	—	(36,501)
Net income	—	—	—	—	—	421,746	—	—	421,746
Net losses from foreign currency translation	—	—	—	—	(11,275)	—	—	—	(11,275)
Balances—October 29, 2022	$—	23,609,536	$2	$313,887	$(12,685)	$992,743	—	$—	$1,293,947

Balances—January 30, 2021	$—	20,995,387	$2	581,897	$2,565	$(137,438)	—	$—	$447,026
Stock-based compensation	—	—	—	37,284	—	—	—	—	37,284
Issuance of restricted stock	—	1,260	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	39,679	—	(19,354)	—	—	—	—	(19,354)
Exercise of stock options	—	428,788	—	30,080	—	—	—	—	30,080
Settlement of convertible senior notes	—	983,694	—	(674,549)	—	—	(983,675)	660,784	(13,765)
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(983,675)	—	660,784	—	—	983,675	(660,784)	—
Reclassification of equity component to mezzanine equity related to early converted senior notes outstanding—net	13,571	—	—	(13,571)	—	—	—	—	(13,571)
Net income	—	—	—	—	—	541,501	—	—	541,501
Net gains from foreign currency translation	—	—	—	—	(1,397)	—	—	—	(1,397)
Balances—October 30, 2021	$13,571	21,465,133	$2	$602,571	$1,168	$404,063	—	$—	$1,007,804

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421,746	$541,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,760	71,375
Non-cash operating lease cost	55,912	54,084
Asset impairments	19,080	7,354
Gain on sale of building and land	(775)	—
Amortization of debt discount	—	24,236
Stock-based compensation expense	33,725	37,426
Non-cash finance lease interest expense	23,526	19,468
Product recalls	560	840
Deferred income taxes	5,627	(122)
Loss on extinguishment of debt	169,578	21,784
Gain on derivative instruments—net	(1,724)	—
Share of equity method investments losses	6,118	6,894
Other non-cash items	5,542	(6,030)
Cash paid attributable to accretion of debt discount upon settlement of debt	—	(39,078)
Change in assets and liabilities:
Accounts receivable	(675)	(1,131)
Merchandise inventories	(96,598)	(89,225)
Prepaid expense and other assets	(152,892)	(39,168)
Landlord assets under construction—net of tenant allowances	(43,380)	(50,351)
Accounts payable and accrued expenses	(44,999)	(17,980)
Deferred revenue and customer deposits	(26,604)	104,419
Other current liabilities	(36,596)	(28,106)
Current and non-current operating lease liabilities	(56,936)	(59,194)
Other non-current obligations	(23,974)	(25,314)
Net cash provided by operating activities	336,021	533,682
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(109,675)	(153,774)
Proceeds from sale of asset	5,287	—
Equity method investments	(2,313)	(4,816)
Net cash used in investing activities	(106,701)	(158,590)

8 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loans	500,000	2,000,000
Repayments under term loans	(15,000)	—
Borrowings under real estate loans	16,000	—
Repayments under real estate loans	(4)	—
Repayments under promissory and equipment security notes	(13,157)	(17,164)
Repayments of convertible senior notes	(13,053)	(235,126)
Repayment under convertible senior notes repurchase obligation	(395,372)	—
Debt extinguishment costs	(8,059)	—
Debt issuance costs	(27,733)	(26,411)
Principal payments under finance leases—net	(6,798)	(10,511)
Proceeds from termination of convertible senior note hedges	231,796	—
Payments for termination of common stock warrants	(390,934)	—
Repurchases of common stock—including commissions	(286,441)	—
Proceeds from exercise of stock options	153,568	30,080
Tax withholdings related to issuance of stock-based awards	(494)	(19,354)
Net cash provided by (used in) financing activities	(255,681)	1,721,514
Effects of foreign currency exchange rate translation	(1,155)	34
Net increase (decrease) in cash and cash equivalents, restricted cash and restricted cash equivalents	(27,516)	2,096,640
Cash and cash equivalents, restricted cash and restricted cash equivalents
Beginning of period—cash and cash equivalents	2,177,889	100,446
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	3,975	6,625
Beginning of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$2,181,864	$107,071
End of period—cash and cash equivalents	2,150,466	2,198,961
End of period—restricted cash	3,882	—
End of period—restricted cash equivalents (acquisition related escrow deposits)	—	4,750
End of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$2,154,348	$2,203,711

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 9

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands) (Unaudited)

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021
	(in thousands)
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$18,915	$12,313
Property and equipment additions acquired under real estate loans	(2,000)	—
Landlord asset additions in accounts payable and accrued expenses at period-end	6,924	28,666
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	221,886	32,405
Extinguishment of convertible senior notes related to repurchase obligation (Note 9)	(261,988)	—
Financing liability and embedded derivative arising from convertible senior notes repurchase (Note 9)	405,577	—
Shares issued on settlement of convertible senior notes	(14,705)	(674,549)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	14,705	660,784
Conversion of loan receivables into equity of variable interest entities (Note 5)	300	—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

10 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

RH, a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Source Books. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings.

As of October 29, 2022, we operated a total of 67 RH Galleries and 39 RH Outlet stores in 31 states, the District of Columbia and Canada, as well as 14 Waterworks Showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong. In September 2022, we opened our first RH Guesthouse in New York.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of October 29, 2022, and the results of operations for the three and nine months ended October 29, 2022 and October 30, 2021. Our current fiscal year, which consists of 52 weeks, ends on January 28, 2023 (“fiscal 2022”).

The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries, as well as the financial information of variable interest entities (“VIEs”) where we represent the primary beneficiary and have the power to direct the activities that most significantly impact the entity’s performance. Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process. Noncontrolling interests represent third-party interests in the net assets under VIEs determined by applying the hypothetical liquidation at book value methodology. Noncontrolling interests in VIEs are immaterial as of October 29, 2022. Refer to Note 5—Variable Interest Entities.

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the novel coronavirus disease (“COVID-19” or “the pandemic”) using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three and nine months ended October 29, 2022.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the “2021 Form 10-K”).

The results of operations for the three and nine months ended October 29, 2022 and October 30, 2021 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 11

generally, is subject to uncertainty surrounding the financial impact of the pandemic and other factors as discussed in Macro-Economic Factors and COVID-19 Pandemic below.

Macro-Economic Factors and COVID-19 Pandemic

There are a number of macro-economic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and rising interest rates. These factors may have a number of adverse effects on macro-economic conditions and markets in which we operate, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have a negative impact on demand for our products. We believe that these macro-economic factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

The COVID-19 pandemic continues to cause challenges in certain aspects of our business operations primarily related to our supply chain, including delays in our receipt of products from vendors, which have affected our ability to convert demand into revenues at normal historic rates. While our performance during the pandemic demonstrates the desirability of our exclusive products, consumer spending have shifted away from spending on the home and home-related categories toward travel and leisure and other areas.

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

12 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01—Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01” and, together with ASU 2020-04, the “ASUs”). The ASUs provide optional expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships, and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The primary contracts for which we currently use LIBOR include our asset based credit facility and certain term loan debt arrangements. The guidance was effective upon issuance and allows entities to adopt the amendments on a prospective basis through December 31, 2022. All new arrangements are using alternative reference rates and we are evaluating the impact of adoption on our existing contracts, including with respect to our asset based credit facility and Term Loan B (as defined in Note 10—Credit Facilities), which we anticipate amending in the fourth quarter of fiscal 2022 to reference SOFR.

New Accounting Standards or Updates Not Yet Adopted

Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04—Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 requires entities to disclose the program’s nature, activity during the period, changes from period to period and potential magnitude. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. With the exception of the disclosure of rollforward information, the guidance is effective for fiscal years beginning after December 15, 2022 and is required to be applied retrospectively to all periods for which a balance sheet is presented. The rollforward requirement is effective for fiscal years beginning after December 15, 2023 and is required to be applied prospectively. We are evaluating the impact that ASU 2022-04 will have on our consolidated financial statements and related disclosures, but do not believe the adoption will impact our financial condition, results of operations or cash flows.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 13

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
Federal and state tax receivable(1)	$82,310	$—
Promissory notes receivable, including interest(2)	35,463	8,401
Other current assets	28,094	9,355
Capitalized catalog costs	23,337	22,194
Vendor deposits	23,227	19,610
Prepaid expenses	19,309	31,502
Tenant allowance receivable	8,686	15,355
Value added tax (VAT) receivable	7,831	4,529
Right of return asset for merchandise	5,990	6,429
Acquisition related escrow deposits	—	3,975
Total prepaid expense and other current assets	$234,247	$121,350
(1)	Refer to Note 12—Income Taxes.
(2)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 5—Variable Interest Entities.

Other non-current assets consist of the following:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
Initial direct costs prior to lease commencement	$41,849	$57,087
Landlord assets under construction—net of tenant allowances	37,892	204,013
Capitalized cloud computing costs—net(1)	20,927	14,910
Other deposits	6,889	6,877
Deferred financing fees	3,436	4,123
Other non-current assets	16,513	11,139
Total other non-current assets	$127,506	$298,149
(1)	Presented net of accumulated amortization of $8.8 million and $4.0 million as of October 29, 2022 and January 29, 2022, respectively.

14 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (refer to Note 17—Segment Reporting) for the nine months ended October 29, 2022:

			FOREIGN
	JANUARY 29,		CURRENCY	OCTOBER 29,
	2022	ADDITIONS	TRANSLATION	2022

	(in thousands)
RH Segment
Goodwill	$141,100	$—	$(79)	$141,021
Tradenames, trademarks and other intangible assets	56,161	1,108	—	57,269
Waterworks(1)
Tradename(2)	17,000	—	—	17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.

NOTE 5—VARIABLE INTEREST ENTITIES

Equity Method Investments

Equity method investments represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) that were formed during fiscal 2020 for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. We hold a 50 percent membership interest in two of the Aspen LLCs and a 70 percent interest in the third Aspen LLC. These investments meet the criteria of VIEs, however, we are not the primary beneficiary of these arrangements. As we have the ability to exercise significant influence over the Aspen LLCs, but do not have a controlling financial interest in the Aspen LLCs, we account for these investments using the equity method of accounting.

As of October 29, 2022 and January 29, 2022, $8.8 million and $8.4 million, respectively, of promissory notes receivable, inclusive of accrued interest, are outstanding with the managing member or entities affiliated with the managing member for the Aspen LLCs, which promissory notes are included in prepaid expense and other current assets on the condensed consolidated balance sheets. Promissory notes related specifically to the Aspen LLCs are expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs. We have made in excess of $100 million in capital contributions to the Aspen LLCs as contractually required. Our maximum exposure to loss with respect to these equity method investments is the carrying value of the equity capital contributed as of October 29, 2022.

During the three months ended October 29, 2022 and October 30, 2021, we recorded our proportionate share of equity method investments losses of $1.9 million and $2.3 million, respectively, which is included on the condensed consolidated statements of income and a corresponding decrease to the carrying value of equity method investments on the condensed consolidated balance sheets. During the nine months ended October 29, 2022 and October 30, 2021, we recorded our proportionate share of equity method investments losses of $6.1 million and $6.9 million, respectively. During the three and nine months ended October 29, 2022 and October 30, 2021, we did not receive any distributions or have any undistributed earnings of equity method investments.

Consolidated Variable Interest Entities and Noncontrolling Interests

In the third quarter of fiscal 2022, we formed two real estate development limited liability companies (each, a “Member LLC” and collectively, the “Member LLCs” or the “consolidated variable interest entities”) for the purpose of acquiring, developing, operating and selling certain real estate projects, one of which is intended to be a future RH Design Gallery. We hold a 50 percent membership interest in each Member LLC, and the remaining 50 percent is held by an affiliate of the managing member of the Aspen LLCs.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 15

We have determined that each Member LLC is a VIE and that the power to direct the most significant activities of each Member LLC is shared amongst related parties. We have determined that we are most closely associated with each Member LLC, and, accordingly, consolidate the results of operations, financial condition and cash flows of the Member LLCs in our condensed consolidated financial statements. Noncontrolling interests in the consolidated variable interest entities are measured using the hypothetical liquidation at book value methodology. Noncontrolling interests in consolidated variable interest entities are immaterial as of October 29, 2022.

As of October 29, 2022, $27 million of promissory notes receivable, inclusive of accrued interest, are outstanding with the managing member or entities affiliated with the managing member of the Member LLCs, which promissory notes are included in prepaid expense and other current assets on the condensed consolidated balance sheets. The promissory notes outstanding as of October 29, 2022 are related to other real estate joint ventures with entities affiliated with the managing member and such promissory notes are expected to be converted into equity in future privately-held limited liability companies for real estate development activities related to our Gallery transformation and global expansion strategies.

Restricted Cash

As of October 29, 2022, $3.9 million of restricted cash deposits are held in escrow for one Member LLC, which escrow balances are included in restricted cash on the condensed consolidated balance sheets. The escrow represents a portion of the proceeds from the issuance of the Promissory Note (defined below) that are required to be used for expenditures that qualify as tenant improvements under an allowance specified in a lease agreement between us and the Member LLC.

Real Estate Loans

On August 3, 2022, a Member LLC as the borrower executed a Secured Promissory Note (the “Secured Promissory Note”) with a third-party in an aggregate principal amount equal to $2.0 million with a maturity date of August 1, 2032. The Secured Promissory Note bears interest at a fixed rate per annum equal to 6.00%. In addition, we entered into an immaterial loan with the Member LLC that is eliminated upon consolidation.

On September 9, 2022, a Member LLC as the borrower executed a Promissory Note (the “Promissory Note”) with a third-party bank in an aggregate principal amount equal to $16 million with a maturity date of September 9, 2032. The Promissory Note bears interest at a fixed rate per annum equal to 5.37% until September 15, 2027, on which date the interest rate will reset based on the five-year treasury rate plus 2.00%, subject to a total interest rate 3.00% floor.

These real estate loans are secured by the assets of each respective Member LLC and the associated creditors do not have recourse against RH’s general assets.

16 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
Accounts payable	$180,484	$242,035
Accrued compensation	71,825	96,859
Accrued occupancy	33,888	28,088
Accrued freight and duty	22,577	21,888
Accrued sales taxes	21,746	24,811
Accrued interest	11,814	5,185
Accrued professional fees	8,990	5,892
Accrued catalog costs	4,277	4,127
Other accrued expenses	34,364	13,494
Total accounts payable and accrued expenses	$389,965	$442,379

Other current liabilities consist of the following:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
Unredeemed gift card and merchandise credit liability	$28,304	$22,712
Current portion of term loans	25,000	20,000
Allowance for sales returns	24,399	25,256
Finance lease liabilities	16,557	15,511
Current portion of equipment promissory notes	1,691	13,625
Federal and state tax payable(1)	—	31,364
Other current liabilities	8,587	18,155
Total other current liabilities	$104,538	$146,623
(1)	Refer to Note 12—Income Taxes.

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of October 29, 2022 will be recognized within the next six months as the performance obligations are satisfied. Deferred revenue also includes the unrecognized portion of the annual RH Members Program fee. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year.

In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended October 29, 2022 and October 30, 2021, we recognized $5.0 million and $4.4 million, respectively, of revenue related to previous deferrals related to our gift cards. During the nine months ended October 29, 2022 and October 30, 2021, we recognized $16 million and $14 million, respectively, of revenue related to previous deferrals related to our gift cards.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 17

We recognize breakage associated with gift cards proportional to actual gift card redemptions. Breakage of $0.7 million and $0.5 million was recorded in net revenues in the three months ended October 29, 2022 and October 30, 2021, respectively. Breakage of $1.8 million and $1.4 million was recorded in net revenues in the nine months ended October 29, 2022 and October 30, 2021, respectively.

We expect that approximately 70% of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
Unrecognized tax benefits	$2,893	$3,471
Other non-current obligations	4,258	5,235
Total other non-current obligations	$7,151	$8,706

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Operating lease cost(1)	$25,153	$25,637	$75,190	$74,794
Finance lease costs
Amortization of leased assets(1)	13,964	10,860	38,334	32,574
Interest on lease liabilities(2)	8,564	6,711	23,526	19,468
Variable lease costs(3)	5,681	9,096	22,015	25,436
Sublease income(4)	(1,085)	(1,189)	(3,298)	(3,507)
Total lease costs—net	$52,277	$51,115	$155,767	$148,765
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2021 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $3.4 million and $6.9 million for the three months ended October 29, 2022 and October 30, 2021, respectively, and $15 million and $19 million for the nine months ended October 29, 2022 and October 30, 2021, respectively, as well as charges associated with common area maintenance of $2.3 million and $2.2 million for the three months ended October 29, 2022 and October 30, 2021, respectively, and $6.9 million and $6.6 million for the nine months ended October 29, 2022 and October 30, 2021, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included as an offset to selling, general and administrative expenses on the condensed consolidated statements of income.

18 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Lease right-of-use assets and lease liabilities consist of the following:

		OCTOBER 29,	JANUARY 29,
		2022	2022

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$536,452	$551,045
Finance leases(1)(2)	Property and equipment—net	1,092,787	784,327
Total lease right-of-use assets		$1,629,239	$1,335,372
Liabilities
Current(3)
Operating leases	Operating lease liabilities	$77,858	$73,834
Finance leases	Other current liabilities	16,557	15,511
Total lease liabilities—current		94,415	89,345
Non-current
Operating leases	Non-current operating lease liabilities	521,093	540,513
Finance leases	Non-current finance lease liabilities	656,643	560,550
Total lease liabilities—non-current		1,177,736	1,101,063
Total lease liabilities		$1,272,151	$1,190,408
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets on the condensed consolidated balance sheets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $211 million and $174 million as of October 29, 2022 and January 29, 2022, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 19

The maturities of lease liabilities are as follows as of October 29, 2022:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2022	$25,297	$12,226	$37,523
2023	98,805	49,454	148,259
2024	92,305	49,824	142,129
2025	89,936	51,259	141,195
2026	86,538	52,032	138,570
2027	81,205	53,214	134,419
Thereafter	241,401	963,165	1,204,566
Total lease payments(1)(2)	715,487	1,231,174	1,946,661
Less—imputed interest(3)	(116,536)	(557,974)	(674,510)
Present value of lease liabilities	$598,951	$673,200	$1,272,151
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $640 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of October 29, 2022, of which $5.0 million, $25 million, $36 million, $39 million, $40 million and $38 million will be paid in the remainder of fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026 and fiscal 2027, respectively, and $457 million will be paid subsequent to fiscal 2027.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	8.5	9.3
Finance leases	22.1	20.1
Weighted-average discount rate
Operating leases	4.04%	3.84%
Finance leases	5.32%	4.97%

20 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other information related to leases consists of the following:

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(75,570)	$(76,957)
Operating cash flows from finance leases	(23,526)	(19,774)
Financing cash flows from finance leases—net(1)	(6,798)	(10,511)
Total cash outflows from leases	$(105,894)	$(107,242)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$42,883	$151,548
Finance leases	108,547	73,855
(1)	Represents the principal portion of lease payments offset by tenant allowances received subsequent to lease commencement.

Build-to-Suit Asset

During the second quarter of fiscal 2021, we opened the Dallas Design Gallery. During the construction period of this Design Gallery, we were the “deemed owner” for accounting purposes and classified the construction costs as build-to-suit asset within property & equipment—net on the condensed consolidated balance sheets. Upon construction completion and lease commencement, we performed a sale-leaseback analysis and determined that we could not derecognize the build-to-suit asset. Therefore, the asset remains classified as a build-to-suit asset within property and equipment—net on the condensed consolidated balance sheets and is  depreciated over the term of the useful life of the asset.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 21

The outstanding balances under the 2023 Notes and 2024 Notes were as follows:

	OCTOBER 29,			JANUARY 29,
	2022			2022
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST(1)	AMOUNT	AMOUNT	COST(1)	AMOUNT

	(in thousands)
Convertible senior notes due 2023(2)	$1,707	$(5)	$1,702	$74,390	$(5,999)	$68,391
Convertible senior notes due 2024(3)	41,904	(208)	41,696	219,638	(31,577)	188,061
Total convertible senior notes	$43,611	$(213)	$43,398	$294,028	$(37,576)	$256,452
(1)	As of October 29, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount. As of January 29, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount, as well as the previously outstanding equity component that was recombined upon the adoption of ASU 2020-06 in the first quarter of fiscal 2022, which was $5.7 million for the 2023 Notes and $30 million for the 2024 Notes. Refer to Note 2—Recently Issued Accounting Standards.
(2)	As of October 29, 2022, the 2023 Notes outstanding are current liabilities and are classified as convertible senior notes due 2023—net. The 2023 Notes outstanding as of January 29, 2022 included a current portion of $9.4 million and a non-current portion of $59 million.
(3)	As of October 29, 2022, the 2024 Notes outstanding are non-current liabilities and are classified as convertible senior notes due 2024—net. The 2024 Notes outstanding as of January 29, 2022 included a current portion of $3.6 million and a non-current portion of $184 million.

2023 Notes and 2024 Notes—Bond Hedge and Warrant Terminations and Notes Repurchase

During the first quarter of fiscal 2022, we entered into agreements with certain financial institutions (collectively, the “Counterparties”) to repurchase all of the warrants issued in connection with the 2023 Notes and 2024 Notes at an aggregate purchase price of $184 million and $203 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a volume weighted-average price measurement period of two or three days. Upon entering into these agreements, the warrants were reclassified from stockholders’ equity to current liabilities on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding net loss on the fair value adjustment of the warrants of $4.2 million, which is classified within other expense—net on the condensed consolidated statements of income. Upon settlement of these agreements in April 2022, we paid an aggregate of $391 million in cash to terminate the warrants.

During the first quarter of fiscal 2022, we entered into agreements with the Counterparties to terminate all of the convertible note bond hedges issued in connection with the 2023 Notes and 2024 Notes to receive an aggregate closing price of $56 million and $180 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a three day volume weighted-average price measurement period. Upon entering into these agreements, the bond hedges were reclassified from stockholders’ equity to current assets on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding loss on the fair value adjustment of the settlement feature of $4.3 million, which is classified within other expense—net on the condensed consolidated statements of income. Upon settlement of these agreements in April 2022, we received an aggregate of $232 million in cash for the termination of the bond hedges.

22 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

During the first quarter of fiscal 2022, we entered into individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $45 million and $135 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Notes Repurchase”). The Notes Repurchase provided for an estimated settlement cost of $325 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a five day volatility weighted-average price measurement period that ended on April 29, 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $180 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $325 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $278 million, with the remaining $47 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $146 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $1.0 million. Upon the completion of the price measurement period in April 2022, a total of $314 million was due to the holders, representing the combined carrying value of the debt liability of $47 million, as well as the fair value of the bifurcated embedded equity derivative of $267 million. Accordingly, we recognized a gain on the fair value adjustment of the bifurcated embedded equity derivative of $11 million, which is classified within other expense—net on the condensed consolidated statements of income. The resulting debt liability and bifurcated embedded equity derivative were settled in full for $314 million in cash upon closing of the Notes Repurchase on May 3, 2022.

During the second quarter of fiscal 2022, we entered into additional individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $18 million and $39 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Additional Notes Repurchase”). The Additional Notes Repurchase provided for an estimated settlement cost of $80 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a one day volatility weighted-average price measurement period occurring in July 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $57 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $25 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $55 million. We recognized a loss on extinguishment of debt of $23 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $0.3 million. Upon the remeasurement of the amount owed to the holders in terms of the embedded feature, a total of $82 million was paid in cash to the holders, representing the combined carrying value of the financing liability of $25 million, as well as the fair value of the bifurcated embedded equity derivative upon settlement of $57 million. Accordingly, we recognized a loss on the fair value adjustment of the bifurcated embedded equity derivative of $1.5 million, which is classified within other expense—net on the condensed consolidated statements of income.

$350 million 0.00% Convertible Senior Notes due 2024

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2022. However, this condition was not met for the calendar quarter ended June 30, 2022 or September 30, 2022 and, as a result, the 2024 Notes were not convertible as of September 30, 2022. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 23

During the nine months ended October 29, 2022, holders of $3.6 million in aggregate principal amount of the 2024 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2024 Notes converted and shares of our common stock for the remaining conversion value. During the nine months ended October 29, 2022, we paid $3.6 million in cash and delivered 9,760 shares of common stock to settle the early conversion of these 2024 Notes. We also received 9,760 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2024 Notes.

The remaining liability for the 2024 Notes is classified as a non-current obligation on the condensed consolidated balance sheets since the settlement of the outstanding 2024 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

$335 million 0.00% Convertible Senior Notes due 2023

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended September 30, 2022 and, accordingly, holders were eligible to convert their 2023 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2023 Notes during the calendar quarter ending December 31, 2022. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

During the nine months ended October 29, 2022, holders of $9.4 million in aggregate principal amount of the 2023 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. During the nine months ended October 29, 2022, we paid $9.4 million in cash and delivered 27,220 shares of common stock to settle the early conversion of these 2023 Notes. We also received 27,208 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes, and therefore, on a net basis issued 12 shares of our common stock in respect to such settlement of the converted 2023 Notes.

The remaining liability for the 2023 Notes is classified as a current obligation on the condensed consolidated balance sheets since the settlement of the outstanding 2023 Notes is due on June 15, 2023. The settlement of additional early conversions received, if any, will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

24 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	OCTOBER 29,				JANUARY 29,
	2022				2022
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE(1)	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(2)	4.88%	$—	$—	$—	$—	$—	$—
Term loan B(3)	5.62%	1,980,000	(19,299)	1,960,701	1,995,000	(21,797)	1,973,203
Term loan B-2(4)	6.38%	500,000	(25,604)	474,396	—	—	—
Equipment promissory notes(5)	4.56%	1,691	—	1,691	14,785	(31)	14,754
Total credit facilities		$2,481,691	$(44,903)	$2,436,788	$2,009,785	$(21,828)	$1,987,957
(1)	The interest rates for the asset based credit facility, term loans and equipment promissory note represent the weighted-average interest rates as of October 29, 2022.
(2)	Deferred financing fees associated with the asset based credit facility as of October 29, 2022 and January 29, 2022 were $3.4 million and $4.1 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of July 29, 2026.
(3)	Represents the outstanding balance of the Term Loan B (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $1,961 million and $20 million were included in term loan B—net and other current liabilities, respectively, on the condensed consolidated balance sheets, respectively, in both periods presented. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(4)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $474 million and $5.0 million were included in term loan B-2—net and other current liabilities, respectively, on the condensed consolidated balance sheets as of October 29, 2022. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(5)	Represents total equipment security notes secured by certain of our property and equipment, all of which was included in other current liabilities on the condensed consolidated balance sheets as of October 29, 2022.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 25

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of October 29, 2022, RHI was in compliance with the FCCR Covenant.

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

The availability of the revolving line of credit at any given time under the ABL Credit Agreement is limited by the terms and conditions of the ABL Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). As of October 29, 2022, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $578 million, net of $25 million in outstanding letters of credit.

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

26 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Equipment Loan Facility

On September 5, 2017, RHI entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and RHI agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. The maturity dates of the equipment security notes varied, but generally had a maturity of three or four years and required us to make monthly installment payments. As of October 29, 2022, one equipment security note remains outstanding with a maturity date in April 2023.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 27

NOTE 11—FAIR VALUE MEASUREMENTS

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently (Level 2). The estimated fair value of the real estate loans approximate their carrying values as they were recently issued.

The estimated fair value and carrying value of the 2023 Notes and 2024 Notes and the Term Loan Credit Agreement were as follows:

	OCTOBER 29,		JANUARY 29,
	2022		2022
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2023	$1,632	$1,707	$70,857	$68,706
Convertible senior notes due 2024	36,499	41,904	198,087	189,297
Term loan B	1,961,700	1,980,000	1,995,000	1,995,000
Term loan B-2	499,044	500,000	—	—
(1)	The carrying value of the convertible senior notes as of October 29, 2022 represents the principal amount of the 2023 Notes and 2024 Notes following our adoption of ASU 2020-06 in the first quarter of fiscal 2022 (refer to Note 2—Recently Issued Accounting Standards). The carrying value as of January 29, 2022 represents the principal amount less the equity component of the 2023 Notes and 2024 Notes classified in stockholders’ equity, which was required prior to the adoption of ASU 2020-06. The carrying value in both periods excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable. The carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class excluding discounts upon original issuance and third party offering costs.

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

28 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 12—INCOME TAXES

We recorded income tax expense of $36 million and $54 million in the three months ended October 29, 2022 and October 30, 2021, respectively. We recorded an income tax benefit of $71 million and income tax expense of $99 million in the nine months ended October 29, 2022 and October 30, 2021, respectively. The effective tax rate was 26.8% and 22.8% in the three months ended October 29, 2022 and October 30, 2021, respectively. The effective tax rate was (20.2)% and 15.5% in the nine months ended October 29, 2022 and October 30, 2021, respectively. The increase in our effective tax rate for the three months ended October 29, 2022 as compared to the three months ended October 30, 2021 is primarily attributable to significantly lower net excess tax benefits from stock-based compensation in the three months ended October 29, 2022. The decrease in our effective tax rate for the nine months ended October 29, 2022 as compared to the nine months ended October 30, 2021 is primarily attributable to significantly higher net excess tax benefits from stock-based compensation in the nine months ended October 29, 2022.

As of October 29, 2022, we had $8.2 million of unrecognized tax benefits, of which $7.6 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of October 29, 2022, we had $5.5 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

Inflation Reduction Act

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income” and a one percent excise tax on net repurchases of stock after December 31, 2022. We are continuing to evaluate the Inflation Reduction Act and its requirements, including the application to our business.

NOTE 13—NET INCOME PER SHARE

The calculation of our net income per share is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands, except share and per share amounts)
Net income	$98,760	$184,099	$421,746	$541,501
Loss on extinguishment of debt	—		169,578
Net income available to common stockholders(1)	$98,760		$591,324

Weighted-average shares—basic	23,681,482	21,430,557	23,588,464	21,200,146
Effect of dilutive stock-based awards	2,209,736	6,462,775	2,943,274	6,645,663
Effect of dilutive convertible senior notes(2)	207,047	3,397,747	724,173	3,647,587
Weighted-average shares—diluted	26,098,265	31,291,079	27,255,911	31,493,396
Basic net income per share	$4.17	$8.59	$25.07	$25.54
Diluted net income per share	$3.78	$5.88	$21.70	$17.19
(1)	Effective the first quarter of fiscal 2022 upon adoption of ASU 2020-06, the loss on extinguishment of debt related to convertible securities is added back to net income to calculate net income per share.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 29

(2)	We adopted ASU 2020-06 in the first quarter of fiscal 2022, and the adoption requires the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes to be determined under the if-converted method which assumes share settlement of the entire convertible debt instrument. Prior to adoption of ASU 2020-06, we applied the treasury stock method to determine the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes.

The 2023 Notes and the 2024 Notes have an impact on our dilutive share count beginning at stock prices of $193.65 per share and $211.40 per share, respectively. The warrants associated with the 2023 Notes and 2024 Notes had an impact on our dilutive share count beginning at stock prices of $309.84 per share and $338.24 per share, respectively. The warrants associated with the 2023 Notes and 2024 Notes were repurchased in April 2022 and, as a result, no warrant instruments are outstanding as of October 29, 2022. Accordingly, the warrants have no impact on our dilutive shares post-repurchase. Refer to Note 9—Convertible Senior Notes.

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021
Options	1,084,920	121,587	1,083,745	86,474
Restricted stock units	19,310	—	19,443	—
Total anti-dilutive stock-based awards	1,104,230	121,587	1,103,188	86,474

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

During the nine months ended October 29, 2022, we repurchased 1,127,557 shares of our common stock under the Share Repurchase Program at an average price of $254.02 per share, for an aggregate repurchase amount of approximately $286 million. As of October 29, 2022, $2,164 million remains available for future share repurchases under this program.

Share Retirement

During the nine months ended October 29, 2022, we retired 1,127,557 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $286 million from treasury stock to additional paid-in capital on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity as of October 29, 2022.

NOTE 15—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $10 million and $12 million during the three months ended October 29, 2022 and October 30, 2021, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. We recorded stock-based compensation expense of $34 million and $37 million during the nine months ended October 29, 2022 and October 30, 2021, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

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

30 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The Restoration Hardware 2012 Stock Option Plan (the “Option Plan”) was adopted on November 1, 2012 and on such date 6,829,041 fully vested options were granted under this plan to certain of our employees and advisors. Aside from these options granted on November 1, 2012, no other awards were granted under the Option Plan.

As of January 29, 2022, there were a total of 1,185,322 shares issuable under the Stock Incentive Plan. On January 31, 2022, an additional 430,139 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Stock Incentive Plan to 1,615,461. Awards under the plans reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increase the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan are immediately retired and are no longer available for future issuance.

On October 31, 2022, both the Stock Incentive Plan and Option Plan expired. Upon expiration of the Stock Incentive Plan, a total of 1,607,508 shares that were available for future issuance under the plan were cancelled and are no longer available for the grant of awards under the plan.

Information about stock options outstanding, vested or expected to vest, and exercisable as of October 29, 2022 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	LIFE (IN YEARS)	PRICE	OPTIONS	PRICE
$25.39 — $45.82	276,530	3.53	$35.63	276,530	$35.63
$50.00 — $50.00	1,000,000	4.51	50.00	1,000,000	50.00
$53.47 — $61.30	197,830	1.56	61.19	197,830	61.19
$75.43 — $75.43	1,000,000	0.67	75.43	1,000,000	75.43
$87.31 — $154.82	798,216	6.80	132.81	226,266	123.03
$156.40 — $380.53	373,480	8.19	280.31	66,885	270.24
$385.30 — $716.75	827,250	8.05	419.05	713,330	389.36
Total	4,473,306		$157.54	3,480,841	$135.32
Vested or expected to vest	4,247,547		$152.62

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of October 29, 2022 was $588 million, $574 million, and $517 million, respectively. Stock options exercisable as of October 29, 2022 had a weighted-average remaining contractual life of 4.03 years. As of October 29, 2022, the total unrecognized compensation expense related to unvested options was $91 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.39 years. In addition, as of October 29, 2022, the total unrecognized compensation expense related to a fully vested option grant made to Mr. Friedman in October 2020 was $19 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant below).

As of October 29, 2022, we had 24,390 restricted stock units outstanding with a weighted-average grant date fair value of $437.37 per share. During the three months ended October 29, 2022, 1,780 restricted stock units vested with a weighted-average grant date fair value of $49.53 per share. During the nine months ended October 29, 2022, 4,700 restricted stock units vested with a weighted-average grant date fair value of $117.94 per share. As of October 29, 2022, there was $7.7 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 4.49 years.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 31

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan. Refer to Note 18—Stock-Based Compensation in the 2021 Form 10-K. The option will result in aggregate non-cash stock compensation expense of $174 million, of which $4.1 million and $5.8 million was recognized during the three months ended October 29, 2022 and October 30, 2021, respectively, and $14 million and $18 million was recognized during the nine months ended October 29, 2022 and October 30, 2021, respectively (which is included in the stock-based compensation expense recorded during the three and nine months ended October 29, 2022 and October 30, 2021 noted above).

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of October 29, 2022.

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

With respect to such matters and others, we review the need for any loss contingency reserves and establish reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of those matters, particularly in cases in which claimants seek substantial or indeterminate damages, it is not possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on the condensed consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

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

32 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 17—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the Chief Operating Decision Maker (the “CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, including hospitality, websites, Source Books, and the Trade and Contract channel. The Real Estate segment represents operations associated with our equity method investments and certain of our consolidated variable interest entities that are non-wholly owned subsidiaries and have operations that are not directly related to RH’s operations (refer to Note 5—Variable Interest Entities).

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and to allocate resources. Operating income is defined as net income before interest expense—net, loss on extinguishment of debt, other expense—net, income tax expense (benefit) and our share of equity method investments losses. Segment operating income excludes (i) asset impairments, (ii) the amortization of the non-cash compensation charge related to the fully vested option grant made to Mr. Friedman in October 2020, (iii) employer payroll tax expense related to the option exercise by Mr. Friedman, (iv) professional fees related to the 2023 Notes and 2024 Notes transactions (refer to Note 9—Convertible Senior Notes), (v) compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary, (vi) product recalls, (vii) favorable legal settlement, (viii) gain on sale of building and land, and (ix) severance costs associated with reorganizations. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team reviews.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 33

The following table presents segment operating income and income before income taxes:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Operating income:
RH Segment	$173,162	$276,091	$639,219	$721,343
Waterworks	7,187	2,619	22,394	14,274
Asset impairments	(10,926)	—	(19,080)	(7,354)
Non-cash compensation	(4,136)	(5,831)	(14,315)	(17,559)
Employer payroll taxes on option exercise	—	—	(11,717)	—
Professional fees	—	—	(7,469)	—
Compensation settlements	—	—	(3,483)	—
Recall accrual	—	(340)	(560)	(840)
Legal settlement	4,188	—	4,188	—
Gain on sale of building and land	775	—	775	—
Reorganization related costs	—	—	—	(449)
Income from operations	170,250	272,539	609,952	709,415
Interest expense—net	31,417	13,223	78,536	40,112
Loss on extinguishment of debt	—	18,513	169,578	21,784
Other expense—net	1,989	—	4,841	—
Income before income taxes	$136,844	$240,803	$356,997	$647,519

The following tables present the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting:

	THREE MONTHS ENDED
	OCTOBER 29,			OCTOBER 30,
	2022			2021

	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$821,260	$47,806	$869,066	$964,859	$41,569	$1,006,428
Gross profit	394,947	25,831	420,778	484,363	20,891	505,254
Depreciation and amortization	26,785	1,247	28,032	23,878	941	24,819

34 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

	NINE MONTHS ENDED
	OCTOBER 29,			OCTOBER 30,
	2022			2021

	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$2,670,390	$147,588	$2,817,978	$2,732,300	$123,779	$2,856,079
Gross profit	1,362,843	79,736	1,442,579	1,337,983	61,924	1,399,907
Depreciation and amortization	75,980	3,780	79,760	68,042	3,333	71,375

The statements of income metrics for the Real Estate segment were immaterial in the three and nine months ended October 29, 2022 and, therefore, such results are presented within the RH Segment for the respective periods. In the three months ended October 29, 2022 and October 30, 2021, the Real Estate segment share of equity method investments losses were $1.9 million and $2.3 million, respectively, and were $6.1 million and $6.9 million in the nine months ended October 29, 2022 and October 30, 2021, respectively. For both the three and nine months ended October 29, 2022, our share of equity method investments for the Waterworks segment was immaterial.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting:

	OCTOBER 29,				JANUARY 29,
	2022				2022

	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$141,021	$—	$—	$141,021	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets(2)	57,269	17,000	—	74,269	56,161	17,000	—	73,161
Equity method investments	—	539	96,466	97,005	—	—	100,810	100,810
Total assets	5,573,649	207,153	102,913	5,883,715	5,259,719	179,941	100,810	5,540,470
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as our hospitality operations. Net revenues in each category were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Furniture	$597,520	$706,750	$1,959,760	$1,986,490
Non-furniture	271,546	299,678	858,218	869,589
Total net revenues	$869,066	$1,006,428	$2,817,978	$2,856,079

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of October 29, 2022, we operated 4 retail locations and 2 outlets in Canada, and 1 retail location in the U.K. Geographic revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented. Long-lived assets held internationally were not material in any fiscal period presented.

No single customer accounted for 10% or more of our consolidated net revenues in any fiscal period presented.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 35

NOTE 18—SUBSEQUENT EVENTS

In December 2022, we entered into investments in VIEs with an affiliate of the managing member of the Aspen LLCs. We converted $27 million of promissory notes receivable and accrued interest as of October 29, 2022 into an equity contribution of one of the limited liability companies (“LLC”) to acquire 50 percent of the membership interests in the LLC. Additionally, we entered into four separate LLCs by which we contributed three owned properties in certain domestic locations, each for a 50 percent membership interest in the respective LLC, as well as one owned property in the United Kingdom.

Due to the close proximity of the acquisition date to the filing date of our Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2022, the accounting for these recently completed VIEs is incomplete. Such information will be included in our Annual Report on Form 10-K for the year ending January 28, 2023.

36 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that are subject to risks and uncertainties. Refer to “Forward-Looking Statements and Market Data” below and Item 1A—Risk Factors in our 2021 Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those listed in our 2021 Form 10-K.

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three and nine months ended October 29, 2022, and a comparison to the three and nine months ended October 30, 2021. The discussion related to cash flows for the nine months ended October 30, 2021 has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended October 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 9, 2021.

MD&A is a supplement to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q and is provided to enhance an understanding of our results of operations and financial condition. Our MD&A is organized as follows:

Overview. This section provides a general description of our business and describes our key value-driving strategies.

Basis of Presentation and Results of Operations. These sections provide our consolidated statements of income and other financial and operating data, including a comparison of our results of operations in the current periods as compared to the prior year’s comparative period, as well as non-GAAP measures we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 37

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results, and matters that we identify as “short-term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the section entitled Risk Factors in our 2021 Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly periods ended April 30, 2022 (the “First Quarter Form 10-Q”), July 30, 2022 (the “Second Quarter Form 10-Q”) and in our 2021 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a curator of design, taste and style in the luxury lifestyle market. Our curated and fully integrated assortments are presented consistently across our sales channels in sophisticated and unique lifestyle settings. We offer dominant merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution, consisting of our retail locations, websites and Source Books. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada, and the U.K., and have an integrated RH Hospitality experience in 14 of our Design Gallery locations, which includes Restaurants and Wine Bars.

In addition, we opened our first RH Guesthouse in New York in September 2022, a first-of-its-kind hospitality experience for travelers seeking privacy and luxury. The property features six guest rooms, three guest suites, a private residence as well as The Dining Room & Terrace. The RH Guesthouse Champagne & Caviar Bar is expected to open in 2023.

38 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

As of October 29, 2022, we operated the following number of locations:

COUNT
RH
Design Galleries	28
Legacy Galleries	35
Modern Galleries	1
Baby & Child and TEEN Galleries	3
Total Galleries	67
Outlets	39
Guesthouse	1
Waterworks Showrooms	14

Macro-Economic Factors and COVID-19 Pandemic

There are a number of macro-economic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and rising interest rates. These factors may have a number of adverse effects on macro-economic conditions and markets in which we operate, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have a negative impact on demand for our products. We believe that these macro-economic factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

The COVID-19 pandemic continues to cause challenges in certain aspects of our business operations primarily related to our supply chain, including delays in our receipt of products from vendors, which have affected our ability to convert demand into revenues at normal historic rates. While our performance during the pandemic demonstrates the desirability of our exclusive products, consumer spending patterns have shifted away from spending on the home and home-related categories toward travel and leisure and other areas.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 39

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

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally, our multi-year effort began with the reimagination of our Center of Innovation & Product Leadership to incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation. Externally, our strategy comes to life digitally through The World of RH, an online portal where customers can explore and be inspired by the depth and dimension of our brand. Launched in the spring of 2022, The World of RH includes rich, immersive content with simplified navigation and search functionality, all designed to enhance the shopping experience and render our product and brand more valuable. We expect to continue to elevate the customer experience on The World of RH with further enhancements to content, navigation and search functionality. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be.

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

40 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	OCTOBER 29,	% OF NET	OCTOBER 30,	% OF NET	OCTOBER 29,	% OF NET	OCTOBER 30,	% OF NET
	2022	REVENUE	2021	REVENUE	2022	REVENUE	2021	REVENUE

	(dollars in thousands)
Net revenues	$869,066	100.0%	$1,006,428	100.0%	$2,817,978	100.0%	$2,856,079	100.0%
Cost of goods sold	448,288	51.6	501,174	49.8	1,375,399	48.8	1,456,172	51.0
Gross profit	420,778	48.4	505,254	50.2	1,442,579	51.2	1,399,907	49.0
Selling, general and administrative expenses	250,528	28.8	232,715	23.1	832,627	29.6	690,492	24.2
Income from operations	170,250	19.6	272,539	27.1	609,952	21.6	709,415	24.8
Other expenses
Interest expense—net	31,417	3.7	13,223	1.4	78,536	2.7	40,112	1.3
Loss on extinguishment of debt	—	—	18,513	1.8	169,578	6.0	21,784	0.8
Other expense—net	1,989	0.2	—	—	4,841	0.2	—	—
Total other expenses	33,406	3.9	31,736	3.2	252,955	8.9	61,896	2.1
Income before income taxes	136,844	15.7	240,803	23.9	356,997	12.7	647,519	22.7
Income tax expense (benefit)	36,162	4.1	54,391	5.4	(70,867)	(2.5)	99,124	3.5
Income before equity method investments	100,682	11.6	186,412	18.5	427,864	15.2	548,395	19.2
Share of equity method investments losses	(1,922)	(0.2)	(2,313)	(0.2)	(6,118)	(0.2)	(6,894)	(0.2)
Net income	$98,760	11.4%	$184,099	18.3%	$421,746	15.0%	$541,501	19.0%

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use non-GAAP financial measures, including adjusted operating income, adjusted net income, EBITDA, adjusted EBITDA, and adjusted capital expenditures (collectively, our “non-GAAP financial measures”). We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains and the tax effect of these adjustments. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision-making. The non-GAAP financial measures used by us in this Quarterly Report on Form 10-Q may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

For more information on the non-GAAP financial measures, please see the reconciliation of GAAP to non-GAAP financial measures tables outlined below. These accompanying tables include details on the GAAP financial measures that are most directly comparable to non-GAAP financial measures and the related reconciliations between these financial measures.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 41

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Net income	98,760	184,099	421,746	541,501
Interest expense—net(1)	31,417	13,223	78,536	40,112
Loss on extinguishment of debt(1)	—	18,513	169,578	21,784
Other expense—net(1)	1,989	—	4,841	—
Income tax expense (benefit)(1)	36,162	54,391	(70,867)	99,124
Share of equity method investments losses(1)	1,922	2,313	6,118	6,894
Operating income	170,250	272,539	609,952	709,415
Asset impairments(2)	10,926	—	19,080	7,354
Non-cash compensation(3)	4,136	5,831	14,315	17,559
Employer payroll taxes on option exercise(4)	—	—	11,717	—
Professional fees(5)	—	—	7,469	—
Compensation settlements(6)	—	—	3,483	—
Recall accrual(7)	—	340	560	840
Legal settlements(8)	(4,188)	—	(4,188)	—
Gain on sale of building and land(9)	(775)	—	(775)	—
Reorganizational related costs(10)	—	—	—	449
Adjusted operating income	$180,349	$278,710	$661,613	$735,617
(1)	Refer to discussion “Three Months Ended October 29, 2022 Compared to Three Months Ended October 30, 2021” and “Nine Months Ended October 29, 2022 Compared to Nine Months Ended October 30, 2021” below for a discussion of our results of operations for the three and nine months ended October 29, 2022 and October 30, 2021.
(2)	The three and nine months ended October 29, 2022 include inventory impairment of $11 million. The nine months ended October 29, 2022 also includes asset impairment related to property and equipment of Galleries under construction, as well as lease impairment of $1.0 million due to the early exit of a leased facility. The nine months ended October 30, 2021 represents asset impairments.
(3)	Represents the amortization of the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020.
(4)	Represents employer payroll tax expense related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022.
(5)	Represents professional fees contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(6)	Represents compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary.
(7)	Represents accruals associated with product recalls.
(8)	Represents a favorable legal settlement associated with a lease arrangement.
(9)	Represents gain on sale of building and land.
(10)	Represents severance costs and related payroll taxes associated with reorganizations.

42 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$98,760	$184,099	$421,746	$541,501
Adjustments pre-tax:
Loss on extinguishment of debt(1)	—	18,513	169,578	21,784
Asset impairments(1)	10,926	—	19,080	7,354
Non-cash compensation(1)	4,136	5,831	14,315	17,559
Employer payroll taxes on option exercise(1)	—	—	11,717	—
Professional fees(1)	—	—	7,469	—
Compensation settlements(1)	—	—	3,483	—
Recall accrual(1)	—	340	560	840
Legal settlements(1)	(4,188)	—	(4,188)	—
Gain on derivative instruments—net(2)	—	—	(1,724)	—
Gain on sale of building and land(1)	(775)	—	(775)	—
Amortization of debt discount(3)	—	4,023	—	15,869
Reorganization related costs(1)	—	—	—	449
Subtotal adjusted items	10,099	28,707	219,515	63,855
Impact of income tax items(4)	36,162	(6,518)	(70,867)	(9,774)
Share of equity method investments losses(1)	1,922	2,313	6,118	6,894
Adjusted net income	$146,943	$208,601	$576,512	$602,476
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents net gain on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(3)	Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (which was adopted as of the first quarter of fiscal 2022) (“ASU 2020-06”), certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflected the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes through fiscal 2021 for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we amortized as debt discount an amount equal to the fair value of the equity components as interest expense on the 2023 Notes and 2024 Notes over their expected lives. The equity components represented the difference between the proceeds from the issuance of the 2023 Notes and 2024 Notes and the fair value of the liability components of the 2023 Notes and 2024 Notes, respectively. Amounts were presented net of interest capitalized for capital projects of $2.8 million and $8.4 million during the three and nine months ended October 30, 2021, respectively. No amortization of the debt discounts were recognized during the three and nine months ended October 29, 2022, since we recombined the previously outstanding equity component of the 2023 Notes and 2024 Notes upon the adoption of ASU 2020-06.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 43

(4)	The adjustment for both the three and nine months ended October 29, 2022 is based on an adjusted tax rate of 0.0%, which represents our expected cash tax liability associated with anticipated fiscal 2022 results as we do not expect to pay taxes for fiscal 2022 due to the tax benefits primarily resulting from Mr. Friedman’s option exercise in the first quarter of fiscal 2022. The adjustment for the three and nine months ended October 30, 2021 is based on an adjusted tax rate of 22.6% and 15.3%, respectively, which excludes the tax impact associated with our share of equity method investments losses.

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before depreciation and amortization, interest expense—net and income tax expense (benefit). Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$98,760	$184,099	$421,746	$541,501
Depreciation and amortization	28,032	24,819	79,760	71,375
Interest expense—net	31,417	13,223	78,536	40,112
Income tax expense (benefit)	36,162	54,391	(70,867)	99,124
EBITDA	194,371	276,532	509,175	752,112
Loss on extinguishment of debt(1)	—	18,513	169,578	21,784
Non-cash compensation(2)	10,187	11,995	33,725	37,426
Asset impairments(1)	10,926	—	19,080	7,354
Employer payroll taxes on option exercise(1)	—	—	11,717	—
Professional fees(1)	—	—	7,469	—
Share of equity method investments losses(1)	1,922	2,313	6,118	6,894
Capitalized cloud computing amortization(3)	1,747	970	4,800	2,432
Compensation settlements(1)	—	—	3,483	—
Other expense—net(1)	1,989	—	4,841	—
Recall accrual(1)	—	340	560	840
Legal settlements(1)	(4,188)	—	(4,188)	—
Gain on sale of building and land(1)	(775)	—	(775)	—
Reorganization related costs(1)	—	—	—	449
Adjusted EBITDA	$216,179	$310,663	$765,583	$829,291
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents non-cash compensation related to equity awards granted to employees.
(3)	Represents amortization associated with capitalized cloud computing costs.

44 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Capital expenditures	$47,117	$71,636	$109,675	$153,774
Landlord assets under construction—net of tenant allowances	10,920	6,999	43,380	50,351
Adjusted capital expenditures	$58,037	$78,635	$153,055	$204,125

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	NINE MONTHS ENDED
	OCTOBER 29,		OCTOBER 30,
	2022		2021
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	81	1,254	82	1,162
RH Design Galleries:
San Francisco Design Gallery	1	42.1	—	—
Dallas Design Gallery	—	—	1	38.0
Oak Brook Design Gallery	—	—	1	37.7
RH Modern Galleries:
Dallas RH Modern Gallery	—	—	(1)	(3.9)
RH Baby & Child and TEEN Galleries:
Santa Monica Baby & Child and TEEN Gallery	—	—	(1)	(7.3)
RH Legacy Galleries:
Tysons legacy Gallery (relocation)	—	—	—	8.5
San Francisco legacy Gallery	(1)	(4.8)	—	—
Dallas legacy Gallery	—	—	(1)	(8.4)
Oak Brook legacy Gallery	—	—	(1)	(10.0)
End of period	81	1,291	80	1,217
Total leased square footage at end of period(2)		1,737		1,624
Weighted-average leased square footage(3)		1,713		1,583
Weighted-average leased selling square footage(3)		1,277		1,180
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 45

Leased selling square footage includes approximately 4,800 square feet as of October 30, 2021 related to one owned retail location.

(2)	Total leased square footage includes approximately 5,400 square feet as of October 30, 2021 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

In addition, we operated one RH Guesthouse with leased square footage of approximately 24,800 square feet as of October 29, 2022.

Three Months Ended October 29, 2022 Compared to Three Months Ended October 30, 2021

	THREE MONTHS ENDED
	OCTOBER 29,			OCTOBER 30,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$821,260	$47,806	$869,066	$964,859	$41,569	$1,006,428
Cost of goods sold	426,313	21,975	448,288	480,496	20,678	501,174
Gross profit	394,947	25,831	420,778	484,363	20,891	505,254
Selling, general and administrative expenses	231,884	18,644	250,528	214,103	18,612	232,715
Income from operations	$163,063	$7,187	$170,250	$270,260	$2,279	$272,539
(1)	The results for the Real Estate segment were immaterial in the three months ended October 29, 2022 and, therefore, such results are presented within the RH Segment for such period. There was no income from operations for the Real Estate segment in the three months ended October 29, 2022. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.

Net revenues

Consolidated net revenues decreased $137 million, or 13.6%, to $869 million in the three months ended October 29, 2022 compared to $1,006 million in the three months ended October 30, 2021.

RH Segment net revenues

RH Segment net revenues decreased $144 million, or 14.9%, to $821 million in the three months ended October 29, 2022 compared to $965 million in the three months ended October 30, 2021. The below discussion highlights several significant factors that resulted in a decrease in RH Segment net revenues, which are listed in order of magnitude.

The decrease in RH Segment net revenues for the three months ended October 29, 2022 was driven primarily by softening demand trends, which began in the first quarter of fiscal 2022, and have remained below prior year trends for the balance of fiscal 2022. This decrease was partially offset by backlog relief, as well as increased revenue in our RH Hospitality business compared to the three months ended October 30, 2021 due to new Restaurant openings in the second half of fiscal 2021 and fiscal 2022. Outlet sales decreased $13 million to $64 million in the three months ended October 29, 2022 compared to $77 million in the three months ended October 30, 2021.

Waterworks net revenues

Waterworks net revenues increased $6.2 million, or 15.0%, to $48 million in the three months ended October 29, 2022 compared to $42 million in the three months ended October 30, 2021.

Gross profit

Consolidated gross profit decreased $85 million, or 16.7%, to $421 million in the three months ended October 29, 2022 compared to $505 million in the three months ended October 30, 2021. As a percentage of net revenues, consolidated gross margin decreased 180 basis points to 48.4% of net revenues in the three months ended October 29, 2022 from 50.2% of net revenues in the three months ended October 30, 2021.

46 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH Segment gross profit for the three months ended October 29, 2022 was negatively affected by $11 million of inventory impairment. Excluding the asset impairment adjustment, consolidated gross margin would have decreased 50 basis points to 49.7% of net revenues in the three months ended October 29, 2022 from 50.2% of net revenues in the three months ended October 30, 2021.

RH Segment gross profit

RH Segment gross profit decreased $89 million, or 18.5%, to $395 million in the three months ended October 29, 2022 from $484 million in the three months ended October 30, 2021. As a percentage of net revenues, RH Segment gross margin decreased 210 basis points to 48.1% of net revenues in the three months ended October 29, 2022 from 50.2% of net revenues in the three months ended October 30, 2021.

Excluding the $11 million asset impairment adjustment, RH Segment gross margin would have decreased 80 basis points to 49.4% of net revenues in the three months ended October 29, 2022 from 50.2% of net revenues in the three months ended October 30, 2021. The decrease in gross margin was primarily driven by deleverage in fixed occupancy costs, partially offset by an increase in product margins in the Core business, as well as leverage in our shipping costs during the three months ended October 29, 2022.

Waterworks gross profit

Waterworks gross profit increased $4.9 million, or 23.6%, to $26 million in the three months ended October 29, 2022 from $21 million in the three months ended October 30, 2021. As a percentage of net revenues, Waterworks gross margin increased 370 basis points to 54.0% of net revenues in the three months ended October 29, 2022 from 50.3% of net revenues in the three months ended October 30, 2021.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $18 million, or 7.7%, to $251 million in the three months ended October 29, 2022 compared to $233 million in the three months ended October 30, 2021.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $18 million, or 8.3%, to $232 million in the three months ended October 29, 2022 compared $214 million in the three months ended October 30, 2021. RH Segment selling, general and administrative expenses were 28.2% and 22.2% of net revenues for the three months ended October 29, 2022 and October 30, 2021, respectively.

RH Segment selling, general and administrative expenses for the three months ended October 29, 2022 include amortization of non-cash compensation of $4.1 million related to a fully vested option grant made to Mr. Friedman in October 2020, partially offset by a $4.2 million legal settlement received and a $0.8 million gain on sale of building and land.

RH Segment selling, general and administrative expenses for the three months ended October 30, 2021 include amortization of the non-cash compensation of $5.8 million related to a fully vested option grant made to Mr. Friedman in October 2020.

The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by deleverage due to lower revenues. Additionally, we incurred higher employment and employment-related costs and professional fees, as well as pre-opening and other corporate costs related to the opening of RH Guesthouse New York.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses remained consistent at $19 million in both the three months ended October 29, 2022 and October 30, 2021. Waterworks selling, general and administrative expenses were 39.0% and 44.8% of net revenues for the three months ended October 29, 2022 and October 30, 2021, respectively.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 47

Interest expense—net

Interest expense—net increased $18 million in the three months ended October 29, 2022 compared to the three months ended October 30, 2021, which consisted of the following in each period:

	THREE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021

	(in thousands)
Term loan interest expense	$35,300	$1,935
Finance lease interest expense	8,564	6,711
Other interest expense	916	1,447
Amortization of convertible senior notes debt discount	—	6,775
Interest income	(12,540)	(572)
Capitalized interest for capital projects	(823)	(3,073)
Total interest expense—net	$31,417	$13,223

Loss on extinguishment of debt

We did not recognize a loss on extinguishment of debt in the three months ended October 29, 2022. During the three months ended October 30, 2021 we recognized a loss on extinguishment of debt of $19 million for a portion of the 2023 Notes and 2024 Notes that were early converted at the option of the noteholders.

Other expense—net

Other expense—net was $2.0 million during the three months ended October 29, 2022 as a result of a foreign exchange loss from the remeasurement of an intercompany loan with a U.K. subsidiary, as well as a loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro.

Income tax expense

Income tax expense was $36 million and $54 million in the three months ended October 29, 2022 and October 30, 2021, respectively. Our effective tax rate was 26.8% and 22.8% for the three months ended October 29, 2022 and October 30, 2021, respectively. The increase in our effective tax rate is primarily attributable to lower net excess tax benefits from stock-based compensation in the three months ended October 29, 2022.

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $1.9 million and $2.3 million loss during the three months ended October 29, 2022 and October 30, 2021, respectively.

48 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Nine Months Ended October 29, 2022 Compared to Nine Months Ended October 30, 2021

	NINE MONTHS ENDED
	OCTOBER 29,			OCTOBER 30,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$2,670,390	$147,588	$2,817,978	$2,732,300	$123,779	$2,856,079
Cost of goods sold	1,307,547	67,852	1,375,399	1,394,317	61,855	1,456,172
Gross profit	1,362,843	79,736	1,442,579	1,337,983	61,924	1,399,907
Selling, general and administrative expenses	771,609	61,018	832,627	642,002	48,490	690,492
Income from operations	$591,234	$18,718	$609,952	$695,981	$13,434	$709,415
(1)	The results for the Real Estate segment were immaterial in the nine months ended October 29, 2022 and, therefore, such results are presented within the RH Segment for such period. There was no income from operations for the Real Estate segment in the nine months ended October 29, 2022.Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.

Net revenues

Consolidated net revenues decreased $38 million, or 1.3%, to $2,818 million in the nine months ended October 29, 2022 compared to $2,856 million in the nine months ended October 30, 2021.

RH Segment net revenues

RH Segment net revenues decreased $62 million, or 2.3%, to $2,670 million in the nine months ended October 29, 2022 compared to $2,732 million in the nine months ended October 30, 2021. The below discussion highlights several significant factors that resulted in a decrease in RH Segment net revenues, which are listed in order of magnitude.

The decrease in RH Segment net revenues for the nine months ended October 29, 2022 was driven primarily by softening demand trends, which began in the first quarter of fiscal 2022, and have remained below prior year trends for the balance of fiscal 2022. This decrease was partially offset by backlog relief, as well as increased revenue in our RH Hospitality business compared to the nine months ended October 30, 2021 due to new Restaurant openings in the second half of fiscal 2021 and fiscal 2022. Outlet sales decreased $5.1 million to $203 million in the nine months ended October 29, 2022 compared to $208 million in the nine months ended October 30, 2021.

Waterworks net revenues

Waterworks net revenues increased $24 million, or 19.2%, to $148 million in the nine months ended October 29, 2022 compared to $124 million in the nine months ended October 30, 2021.

Gross profit

Consolidated gross profit increased $43 million, or 3.0%, to $1,443 million in the nine months ended October 29, 2022 from $1,400 million in the nine months ended October 30, 2021. As a percentage of net revenues, consolidated gross margin increased 220 basis points to 51.2% of net revenues in the nine months ended October 29, 2022 from 49.0% of net revenues in the nine months ended October 30, 2021.

RH Segment gross profit for the nine months ended October 29, 2022 was negatively affected by $11 million of inventory impairment. Excluding the asset impairment adjustment, consolidated gross margin would have increased 260 basis points to 51.6% of net revenues in the three months ended October 29, 2022 from 49.0% of net revenues in the three months ended October 30, 2021.

RH Segment gross profit

RH Segment gross profit increased $25 million, or 1.9%, to $1,363 million in the nine months ended October 29, 2022 from $1,338 million in the nine months ended October 30, 2021. As a percentage of net revenues, RH Segment gross margin increased 200 basis points to 51.0% of net revenues in the nine months ended October 29, 2022 from 49.0% of net revenues in the nine months ended October 30, 2021.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 49

Excluding the $11 million asset impairment adjustment, RH Segment gross margin would have increased 240 basis points to 51.4% of net revenues in the nine months ended October 29, 2022 from 49.0% of net revenues in the nine months ended October 30, 2021. The increase in gross margin was primarily driven by increase in product margins in the Core business, as well as leverage in our shipping costs, partially offset by deleverage in fixed occupancy costs during the nine months ended October 29, 2022.

Waterworks gross profit

Waterworks gross profit increased $18 million, or 28.8%, to $80 million in the nine months ended October 29, 2022 from $62 million in the nine months ended October 30, 2021. As a percentage of net revenues, Waterworks gross margin increased 400 basis points to 54.0% of net revenues in the nine months ended October 29, 2022 from 50.0% of net revenues in the nine months ended October 30, 2021 primarily driven by higher revenues, leverage in shipping and occupancy costs, as well as favorable changes in product mix.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $142 million, or 20.6%, to $833 million in the nine months ended October 29, 2022 compared to $691 million in the nine months ended October 30, 2021.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $130 million, or 20.2%, to $772 million in the nine months ended October 29, 2022 compared to $642 million in the nine months ended October 30, 2021. RH Segment selling, general and administrative expenses were 28.9% and 23.5% of net revenues for the nine months ended October 29, 2022 and October 30, 2021, respectively.

RH Segment selling, general and administrative expenses for the nine months ended October 29, 2022 include amortization of non-cash compensation of $14 million related to a fully vested option grant made to Mr. Friedman in October 2020, $12 million of employer payroll tax expense associated with Mr. Friedman’s stock option exercise during the first quarter of fiscal 2022, $7.5 million of professional fees which were contingent upon the completion of our debt transactions related to the 2023 Notes and 2024 Notes and $0.6 million related to product recalls, partially offset by a $4.2 million legal settlement received and a $0.8 million gain on sale of building and land.

RH Segment selling, general and administrative expenses for the nine months ended October 30, 2021 include amortization of non-cash compensation of $18 million related to a fully vested option grant made to Mr. Friedman in October 2020, $7.4 million related to asset impairments and $0.4 million related to severance costs and related payroll taxes associated with reorganizations.

The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by higher employment and employment-related costs, increased advertising costs due to the mailing of the new RH Contemporary Source Book, the launch of The World of RH, as well as increases in professional fees. In addition, we incurred increased pre-opening and other corporate costs related to the opening of RH San Francisco and RH Guesthouse New York.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $13 million, or 25.8%, to $61 million in the nine months ended October 29, 2022 compared to $48 million in the nine months ended October 30, 2021. Waterworks selling, general and administrative expenses were 41.3% and 39.2% of net revenues for the nine months ended October 29, 2022 and October 30, 2021, respectively.

Waterworks selling, general and administrative expenses for the nine months ended October 29, 2022 include $3.5 million in compensation settlements related to the Rollover Units and Profit Interest Units and a $0.2 million asset impairment. Waterworks selling, general and administrative expenses for the nine months ended October 30, 2021 include $0.8 million related to product recalls.

Excluding the adjustments mentioned above, Waterworks selling, general and administrative expenses would have been 38.9% and 38.5% of net revenues for the nine months ended October 29, 2022 and October 30, 2021, respectively.

50 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Interest expense—net

Interest expense—net increased $38 million in the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021, which consisted of the following in each period:

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021

	(in thousands)
Term loan interest expense	$76,283	$1,935
Finance lease interest expense	23,526	19,468
Other interest expense	2,821	4,703
Amortization of convertible senior notes debt discount	—	24,236
Interest income	(20,114)	(1,308)
Capitalized interest for capital projects	(3,980)	(8,922)
Total interest expense—net	$78,536	$40,112

Loss on extinguishment of debt

During the nine months ended October 29, 2022, we recognized a loss on extinguishment of debt of $170 million related to the repurchase of $237 million of principal value of convertible senior notes, inclusive of the acceleration of amortization of debt issuance costs of $1.3 million. The loss represents the difference between the carrying value and the fair value of the convertible senior notes upon entering into the repurchase agreements with the noteholders. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements. During the nine months ended October 30, 2021 we recognized a loss on extinguishment of debt of $22 million for a portion of the 2023 Notes and 2024 Notes that were early converted at the option of the noteholders.

Other expense—net

Other expense—net was $4.8 million during the nine months ended October 29, 2022, which included a $6.5 million loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro, in addition to a foreign exchange loss from the remeasurement of an intercompany loan with a U.K. subsidiary. The foreign currency loss was partially offset by a net gain on derivative instruments of $1.7 million during the nine months ended October 29, 2022, resulting from the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements.

Income tax expense (benefit)

Income tax benefit was $71 million and income tax expense was $99 million in the nine months ended October 29, 2022 and October 30, 2021, respectively. Our effective tax rate was (20.2)% and 15.5% for the nine months ended October 29, 2022 and October 30, 2021, respectively. The decrease in our effective tax rate is primarily due to significantly higher discrete tax benefits from stock-based compensation in the nine months ended October 29, 2022.

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $6.1 million and $6.9 million loss during the nine months ended October 29, 2022 and October 30, 2021, respectively.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 51

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

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in millions)
Asset based credit facility	$—	$—
Term loan B(1)	1,980	1,995
Term loan B-2(1)	500	—
Equipment promissory notes(1)	2	15
Convertible senior notes due 2023(1)	2	69
Convertible senior notes due 2024(1)	42	189
Notes payable for share repurchases	—	1
Total debt	$2,526	$2,269
Cash and cash equivalents	(2,150)	(2,178)
Total net debt(3)	$376	$91
Availability under the asset based credit facility—net(2)	$578	$347
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance cost.
(2)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $25 million and $20 million in outstanding letters of credit as of October 29, 2022 and January 29, 2022, respectively.
(3)	Net debt excludes restricted cash of $3.9 million and non-recourse real estate loans of $18 million as of October 29, 2022 related to our consolidated variable interest entities from our joint venture activities. These real estate loans are secured by the assets of such entities and the associated creditors do not have recourse against RH’s general assets. Refer to Note 5—Variable Interest Entities in our condensed consolidated financial statements.

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, rent for our retail and outlet locations, capital expenditures associated with opening new locations, updating existing locations, as well as the development of our infrastructure and information technology, and Source Books. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. We continuously evaluate our capital allocation strategy and may engage in future investments in connection with existing or new share repurchase programs (refer to “Share Repurchase Program” below), which may include investments in derivatives or other equity linked instruments. We have in the past been, and continue to be, opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Capital raised from debt financings has enabled us to pursue various investments, including our investments in joint ventures. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

52 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

We believe our capital structure provides us with substantial optionality regarding capital allocation. Our near-term decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macro-economic factors and the pandemic affecting business conditions, as well as inflation and a rising interest rate environment. We believe our existing cash balances and operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

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

We entered into a $2.0 billion term debt financing in October 2021 (the “Term Loan B”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). The Term Loan B has a maturity date of October 20, 2028. As of October 29, 2022, we had $1,980 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to the Term Loan B.

In May 2022, we entered into an incremental term debt financing (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). The Term Loan B-2 has a maturity date of October 20, 2028. The Term Loan B-2 constitutes a separate class from the existing Term Loan B under the Term Loan Credit Agreement. As of October 29, 2022, we had $500 million outstanding under the Amended Term Loan Credit Agreement. Beginning in December 2022, we are required to make quarterly principal payments of $1.3 million with respect to the Term Loan B-2.

Certain Transactions Related to Convertible Senior Notes

In the first and second quarters of fiscal 2022, we entered into certain transactions in connection with the 2023 Notes and 2024 Notes.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 53

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

Result of the Convertible Notes Transactions

In aggregate, we expended a net total amount of approximately $563 million in cash (inclusive of expenses) in the first half of fiscal 2022 to complete the above transactions.

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

We had $44 million remaining in aggregate principal amount of convertible notes outstanding as of October 29, 2022, comprised of $1.7 million of 2023 Notes and $42 million of 2024 Notes. The remaining 2023 Notes have a scheduled maturity in June 2023 and the remaining 2024 Notes have a scheduled maturity in September 2024. We anticipate having ample cash available in order to repay the principal amount of our convertible notes in cash with respect to any convertible notes for which the holders elect early conversion, as well as upon maturity in June 2023 and September 2024, in each case in order to minimize dilution.

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the nine months ended October 29, 2022, adjusted capital expenditures were $153 million in aggregate, net of cash received related to landlord tenant allowances of $10 million. In addition, we also received landlord tenant allowances after construction completion of $4.4 million, which are reflected as a reduction to principal payments under finance leases within financing activities on the condensed consolidated statements of cash flows. We anticipate our adjusted capital expenditures to be $200 million to $225 million in fiscal 2022, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macro-economic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and rising interest rates and we may make adjustments to our allocation of capital in fiscal 2022 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

54 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we are exploring other models for our real estate activities, which include different terms and conditions for real estate transactions. These transactions may involve longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings that we wish to develop for new Gallery locations or other aspects of our business. These approaches might require different levels of capital investment on our part than a traditional store lease with a landlord. We have also begun executing changes in our real estate strategy to transition some projects from a leasing model to a development model, where we buy and develop real estate for our Design Galleries either directly or through joint ventures and other structures with the objective of ultimately (i) recouping a majority of the investment through a sale-leaseback arrangement and (ii) resulting in lower capital investment and lower rent. For example, in fiscal 2019 we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $24 million and in fiscal 2020 we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $26 million, both of which qualified for sale-leaseback accounting. Additionally, we have entered into arrangements with a third-party development partner to develop real estate for future RH Design Galleries. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurance that we will be successful in securing additional funding on attractive terms or at all. In addition, our capital needs and uses of capital may change in the future due to changes in our business or new opportunities that we may pursue.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$336,021	$533,682
Net cash used in investing activities	(106,701)	(158,590)
Net cash provided by (used in) financing activities	(255,681)	1,721,514
Net increase (decrease) in cash and cash equivalents, restricted cash and restricted cash equivalents	(27,516)	2,096,640
Cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	2,154,348	2,203,711

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

For the nine months ended October 29, 2022, net cash provided by operating activities was $336 million and consisted of net income of $422 million and an increase in non-cash items of $397 million, partially offset by a change in working capital and other activities of $483 million. The use of cash from working capital was primarily driven by an increase in prepaid expenses and other assets of $153 million primarily due to federal and state tax receivables and the issuance of additional promissory notes receivable, an increase in merchandise inventory of $97 million, a decrease in operating lease liabilities of $57 million primarily due to payments made under the related lease agreements, a decrease in accounts payable and accrued expenses of $45 million, an increase in landlord asset under construction, net of tenant allowances, of $43 million and a decrease in other current liabilities of $37 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 55

For the nine months ended October 29, 2022, net cash used in investing activities was $107 million and was comprised of investments in retail stores, information technology and systems infrastructure of $110 million and additional funding of our equity method investments of $2.3 million, partially offset by proceeds from sale of assets of $5.3 million.

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

For the nine months ended October 29, 2022, net cash used in financing activities was $256 million, primarily due to the completion of certain transactions related to the 2023 Notes and 2024 Notes in the first quarter of fiscal 2022. These transactions resulted in payments of $391 million for the termination of all such outstanding common stock warrants, partially offset by proceeds of $232 million from the termination of all of the remaining convertible note bond hedges. Net cash used in financing activities also included uses of cash of $395 million for the settlement of the convertible senior notes repurchase obligation and payments of $13 million in aggregate principal amount of certain 2023 Notes and 2024 Notes as a result of early conversions by the noteholders. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements.

These cash outflows were partially offset by the issuance of the Term Loan B-2 in May 2022 in the amount of $500 million pursuant to the 2022 Incremental Amendment to the Term Loan Credit Agreement, for which we incurred debt issuance costs of $28 million. In addition, we received proceeds of $16 million from the issuance of real estate loans related to our consolidated variable interest entities. During the nine months ended October 29, 2022, we made payments under our term loans of $15 million, payments on equipment notes of $13 million, net payments under finance lease agreements of $6.8 million and paid debt extinguishment costs of $8.1 million.

During the nine months ended October 29, 2022, we repurchased 1,127,557 shares of our common stock for an aggregate repurchase amount of $286 million and we received proceeds from option exercises of $154 million, primarily due to Mr. Friedman’s option exercise activity in the first quarter of fiscal 2022.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets and reclassification of assets from landlord assets under construction to finance lease right-of-use assets, as well as conversion of loan receivables into equity of VIEs. In addition, non-cash transactions consist of the extinguishment of convertible senior notes related to our repurchase obligations and associated financing liabilities and embedded derivatives arising from the convertible senior notes repurchases (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements), as well as shares issued and received related to convertible senior note transactions.

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

Convertible Senior Notes

Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on the 2023 Notes and 2024 Notes.

56 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Equipment Loan Facility

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our equipment loan facility. As of October 29, 2022, one equipment security note remains outstanding with a maturity date in April 2023.

Real Estate Loans

Refer to Note 5—Variable Interest Entities in our condensed consolidated financial statements for further information on the real estate loans held as part of our joint ventures with a third-party development partner.

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

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program through open market purchases, privately negotiated transactions or other means, including through Rule 10b-18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as the acquisition of other equity linked instruments, accelerated share repurchases including through privately negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives.

On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). During the nine months ended October 29, 2022, we repurchased 1,127,557 shares of our common stock under the Share Repurchase Program at an average price of $254.02 per share, for an aggregate repurchase amount of approximately $286 million. As of October 29, 2022, approximately $2,164 million remains available for future share repurchases under the Share Repurchase Program.

Share Retirement

During the nine months ended October 29, 2022, we retired 1,127,557 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $286 million from treasury stock to additional paid-in capital on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity as of October 29, 2022.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 57

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires senior leadership to make estimates and assumptions that affect amounts reported in our consolidated financial statements and related notes as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the consolidated financial statements.

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

Reasonably Certain Lease Term

Incremental Borrowing Rate

Fair Value

Stock-Based Compensation—Performance-Based Awards

Equity Method Investments

There have been no material changes to the critical accounting policies and estimates listed above from the disclosures included in the 2021 Form 10-K. For further discussion regarding these policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2021 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements for a description of recently issued accounting standards that may impact our consolidated financial statements in future reporting periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Interest Rate Risk

We currently do not engage in any interest rate hedging activity.

We are subject to interest rate risk in connection with borrowings under the ABL Credit Agreement and the Term Loan Credit Agreement, as amended, in each case bearing interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. In addition, certain of our real estate loans under our VIEs also bear interest at variable rates. We are also subject to interest rate risk through interest income received on our cash and cash equivalent balances, which consist of highly liquid investments with original maturities of 90 days or less held in cash on hand, bank balances, short-term deposits and money market funds.

58 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The Federal Reserve continued increasing short-term interest rates in the first nine months of 2022, compared to the historically low levels in the same period in 2021 and there is widespread expectation in the market for rate increases to continue during the remainder of 2022 and into the first half of 2023. Such interest rate increases, if they continue, may increase the interest rate applicable to our borrowings that have rates that are subject to adjustment pursuant to floating rate indices such as LIBOR and SOFR. As of October 29, 2022, we had no outstanding borrowings under the revolving line of credit and $2,480 million outstanding under the Term Loan Credit Agreement. The ABL Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the ABL Credit Agreement as of October 29, 2022 was $578 million, net of $25 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit under the ABL Credit Agreement and the Term Loan B and Term Loan B-2 under the Term Loan Credit Agreement during the three months ended October 29, 2022, and to the extent that borrowings were outstanding under any facility, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations. However, our exposure to change in our interest expense is partially offset by interest income, which is also affected by changes in market interest rates.

Following announcements by the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, and the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, publication of 1-week and 2-month U.S. Dollar LIBOR settings and all tenors for other currencies ceased after December 31, 2021. While publication of the remaining U.S. Dollar settings (overnight and 1, 3, 6 and 12 month U.S. Dollar LIBOR) is expected to cease after June 30, 2023, U.S. banking and other global financial services regulators have directed regulated institutions to cease entering into new LIBOR-based contracts as soon as practicable and in any event by the end of 2021.

A number of our current debt facilities entered into prior to the end of 2021, including the facilities under the ABL Credit Agreement and the Term Loan B, have an interest rate tied to LIBOR. At this time, it is not possible to predict the effect of transitioning from LIBOR. SOFR, which is currently published by the Federal Reserve Bank of New York based on overnight U.S. Treasury repurchase agreement transactions, has been recommended as the alternative to LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York and is provided as an alternative rate for our current debt facilities having an interest rate tied to LIBOR. We anticipate amending the ABL Credit Agreement and the Term Loan Credit Agreement in the fourth quarter of fiscal 2022 to reference SOFR. However, SOFR or any other alternative rates may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form. We intend to continue to evaluate and monitor the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR and ensuring operational processes are updated to accommodate alternative rates. Due to uncertainty surrounding alternative rates, we are unable to predict the overall impact of this change at this time.

As of October 29, 2022, we had $1.7 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of October 29, 2022, we had $42 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 59

To date, we have not engaged in foreign currency hedging transactions because our foreign currency transaction gains and losses have not been material to our consolidated financial statements, but we may begin foreign currency risk management strategies in the future.

Market Price Sensitive Instruments

Convertible Senior Notes

In connection with the issuance of the 2023 Notes and 2024 Notes, we entered into privately negotiated convertible note hedge transactions with certain counterparties. We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. During the nine months ended October 29, 2022, we entered into agreements to repurchase $237 million in aggregate principal amount of convertible senior notes consisting of approximately $63 million and $174 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively. In addition to such convertible senior notes repurchases, in the first quarter of fiscal 2022 we also terminated all of the remaining bond hedges as well as all of the outstanding warrants originally issued in conjunction with the 2023 Notes and the 2024 Notes. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on these transactions related to the 2023 Notes and 2024 Notes.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the historical impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial to date. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by heightened levels of inflation that have been experienced globally during 2022. We may be unable to overcome these issues through measures such as price increases for our products. Risks related to inflation could include increased costs for many products and services that are necessary for the operation of our business as well as the impact of interest rate increases, which could have among other consequences a negative effect on the housing market and impact to consumer demand for our products.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

60 | 2022 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

PART II

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we and/or our senior leadership team are involved in litigation, claims and other proceedings relating to the conduct of our business, including purported class action litigation as well as securities class action litigation. Such legal proceedings may include claims related to our employment practices, wage and hour claims, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices including the collection of zip code or other information from customers. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant senior leadership team’s time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

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

PART II. OTHER INFORMATION	2022 THIRD QUARTER FORM 10-Q | 61

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended October 29, 2022, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES (1)	SHARE	OR PROGRAMS(2)	PLANS OR PROGRAMS(2)
				(in millions)
July 31, 2022 to August 27, 2022	—	$—	—	$2,195
August 28, 2022 to October 1, 2022	830	$248.64	127,557	$2,164
October 2, 2022 to October 29, 2022	—	$—	—	$2,164
Total	830		127,557
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program authorized by the Board of Directors on October 10, 2018, replenished on March 25, 2019 and June 2, 2022.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

62 | 2022 THIRD QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.

PART II. OTHER INFORMATION	2022 THIRD QUARTER FORM 10-Q | 63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 2022	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2022	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: December 8, 2022	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

64 | 2022 THIRD QUARTER FORM 10-Q	SIGNATURES