Form 10-Q/A
period 2022-04-30
RH
filed 2023-03-27
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

RH (“we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 3, 2022 (the “Original Report”) to reflect a restatement due to errors in the calculation of net income per share.

As previously reported, the Audit Committee of the Board of Directors, after discussion with our senior leadership and independent registered public accountants, determined that (i) our previously filed unaudited financial statements for the three months ended April 30, 2022, the three and six months ended July 30, 2022, and the three and nine months ended October 29, 2022 (collectively the “Prior Financial Statements”) should no longer be relied upon due to material unintentional errors in certain of these financial periods with respect to our calculation of basic and diluted net income per share and (ii) a restatement would be required to correct these errors in our Prior Financial Statements (the “Restatement”) for each of the quarterly periods ended April 30, 2022, July 30, 2022, and October 29, 2022 (the “Non-Reliance Periods”) included in the associated Form 10-Qs previously filed with the SEC. For more information about the Restatement, refer to the Company’s Current Report on Form 8-K (Item 4.02) filed on February 3, 2023.

The purpose of this Amendment is to restate the calculation of basic and diluted net income per share in order to effect the Restatement with respect to the financial statements that appear in the Original Report. The Restatement is also being effected by amendments to each of the Company’s other Quarterly Reports on Form 10-Q with respect to the Non-Reliance Periods (collectively, the “10-Q Amendments”). The Restatement has no impact on other previously reported GAAP financial information other than as corrected in the 10-Q Amendments, including assets, liabilities, equity, revenues, gross profit, income from operations, net income or cash flows, and the related non-GAAP financial measures, as well as EBITDA and adjusted EBITDA.

In connection with the Restatement, we have also identified a material weakness in internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of April 30, 2022, including through the date of this Amendment. Refer to Item 4—Controls and Procedures of this Amendment.

Adjustments to Non-GAAP Adjusted Effective Tax Rate
In addition to the Restatement, we have also modified how we determine the applicable adjusted effective tax rate for purposes of calculating non-GAAP adjusted net income disclosed as a non-GAAP financial measure (the “Adjustments to Non-GAAP Adjusted Effective Tax Rate”) within Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Items Amended in this Filing
For the convenience of the reader, this Amendment sets forth the Original Report in its entirety, as amended.

This Amendment amends only the following items in the Original Report and only with respect to the matters described with respect to the Restatement and the Adjustments to Non-GAAP Adjusted Effective Tax Rate discussed above:

1.    Part I, Item 1. Financial Statements. The Financial Statements are amended to correct the errors in the financial statements as a result of the Restatement and the related financial and other information affected by the Restatement, which changes are reflected in the following sections:

             Condensed Consolidated Statements of Income (unaudited)

             Note 1—The Company—“Restatement of Condensed Consolidated Financial Statements”

             Note 13—Net Income Per Share

2.    Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. “MD&A—Reconciliation of GAAP Net Income to Adjusted Net Income” is amended to provide the Adjustments to Non-GAAP Adjusted Effective Tax Rate referred to above.

3.    Part I, Item 4. Controls and Procedures. The description of Controls and Procedures is amended to reflect the Company’s conclusion that its disclosure controls and procedures were not effective as of April 30, 2022, including through the date of this Amendment as a result of a material weakness in its internal control over financial reporting.

4.    Part II, Item 1A. Risk Factors. The Risk Factors are amended to provide an amended risk factor related to internal control over financial reporting and disclosure controls and procedures due to the identification of a material weakness in internal control over financial reporting.

In accordance with applicable Commission rules, this Amendment includes new certifications from our Chief Executive Officer and our Chief Financial Officer dated as of the date of filing this Amendment, and restates the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

While all required items on Form 10-Q have been included herein for these matters, no other sections were affected.

Except as described above, this Amendment does not amend, update, or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing date of the Original Report. As such, this Amendment and the forward-looking statements contained herein speak only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

RH

TABLE OF CONTENTS	2022 FIRST QUARTER FORM 10-Q | 4

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

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021
	(restated)

	(in thousands, except share and per share amounts)
Net revenues	$957,292	$860,792
Cost of goods sold	458,709	453,815
Gross profit	498,583	406,977
Selling, general and administrative expenses	293,295	219,089
Income from operations	205,288	187,888
Other expenses
Interest expense—net	20,855	13,308
Loss on extinguishment of debt	146,116	105
Other income—net	(343)	—
Total other expenses	166,628	13,413
Income before income taxes and equity method investments	38,660	174,475
Income tax expense (benefit)	(163,426)	41,724
Income before equity method investments	202,086	132,751
Share of equity method investments losses	(1,375)	(2,095)
Net income	$200,711	$130,656
Weighted-average shares used in computing basic net income per share	22,608,537	21,003,244
Basic net income per share (Note 13)	$8.88	$6.22
Weighted-average shares used in computing diluted net income per share	27,808,082	31,210,011
Diluted net income per share (Note 13)	$7.22	$4.19

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 6

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Net income	$200,711	$130,656
Net gains (losses) from foreign currency translation	(4,145)	1,348
Total comprehensive income	$196,566	$132,004

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 7

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

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$200,711	$130,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,758	23,886
Non-cash operating lease cost	18,391	16,603
Asset impairments	5,923	—
Amortization of debt discount	—	8,670
Stock-based compensation expense	12,802	15,307
Non-cash finance lease interest expense	7,071	6,150
Product recalls	560	500
Deferred income taxes	5,493	—
Loss on extinguishment of debt	146,116	105
Gain on derivative instruments—net	(3,177)	—
Share of equity method investments losses	1,375	2,095
Other non-cash items	1,269	(1,944)
Cash paid attributable to accretion of debt discount upon settlement of debt	—	(319)
Change in assets and liabilities:
Accounts receivable	(7,715)	(722)
Merchandise inventories	(83,115)	(49,540)
Prepaid expense and other assets	(160,116)	(12,575)
Landlord assets under construction—net of tenant allowances	(12,148)	(13,578)
Accounts payable and accrued expenses	(14,778)	(32,250)
Deferred revenue and customer deposits	48,909	82,744
Other current liabilities	(30,057)	41,981
Current and non-current operating lease liabilities	(19,379)	(19,379)
Other non-current obligations	(6,944)	(7,515)
Net cash provided by operating activities	135,949	190,875

PART I. FINANCIAL INFORMATION	2020 FIRST QUARTER FORM 10-Q | 9

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021
	(in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,364)	(50,251)
Equity method investments	(1,115)	(1,172)
Net cash used in investing activities	(30,479)	(51,423)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under term loans	(5,000)	—
Repayments under promissory and equipment security notes	(10,910)	(5,792)
Repayments of convertible senior notes	(13,048)	(2,035)
Principal payments under finance leases	(3,559)	(3,671)
Proceeds from termination of convertible senior note hedges	231,796	—
Payments for termination of common stock warrants	(390,934)	—
Proceeds from exercise of stock options	149,570	1,393
Tax withholdings related to issuance of stock-based awards	(266)	(927)
Net cash used in financing activities	(42,351)	(11,032)
Effects of foreign currency exchange rate translation	(278)	36
Net increase in cash and cash equivalents and restricted cash equivalents	62,841	128,456
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	2,177,889	100,446
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	3,975	6,625
Beginning of period—cash and cash equivalents	$2,181,864	$107,071
End of period—cash and cash equivalents	2,243,255	229,527
End of period—restricted cash equivalents (acquisition related escrow deposits)	1,450	6,000
End of period—cash and cash equivalents and restricted cash equivalents	$2,244,705	$235,527
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$12,248	$14,463
Landlord asset additions in accounts payable and accrued expenses at period-end	16,823	33,568
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	109,677	—
Extinguishment of convertible senior notes related to repurchase obligation (Note 9)	(180,322)	—
Financing liability and embedded derivative arising from convertible senior notes repurchase (Note 9)	325,363	—
Shares issued on settlement of convertible senior notes	(14,705)	(3,280)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	14,705	3,280

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 10

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 11

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

We have restated the previously filed unaudited interim condensed consolidated financial statements to correct errors in our prior calculations of net income per share for the three months ended April 30, 2022.

We incorrectly added back the loss on extinguishment of debt in connection with the repurchase of a portion of the convertible senior notes in the computation of net income available to common stockholders used in calculating basic net income per share. The computation of diluted net income per share was incorrect as a result of the anti-dilutive impact of (i) adding back the loss on extinguishment of debt and (ii) including the potential shares related to the extinguished convertible senior notes in the calculation of weighted-average diluted shares.

The following table presents previously reported and restated financial statement line items in the condensed consolidated statements of income and Note 13—Net Income Per Share:

THREE MONTHS ENDED
APRIL 30,
2022
(in thousands, except share and per share amounts)
Net income - No impact	$200,711

Net income available to common stockholders - As reported	$346,827
Net income available to common stockholders - As restated	$200,711

Basic net income per share - As reported	$15.34
Basic net income per share - As restated	$8.88

Weighted-average shares—diluted - As reported	28,527,246
Weighted-average shares—diluted - As restated	27,808,082

Diluted net income per share - As reported	$12.16
Diluted net income per share - As restated	$7.22

This restatement has no impact on any other financial statement line items.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 12

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 13

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	APRIL 30,	JANUARY 29,
	2022	2022

	(in thousands)
Federal and state tax receivable(1)	$139,080	$—
Prepaid expense and other current assets	52,713	45,386
Vendor deposits	24,343	19,610
Capitalized catalog costs	21,859	22,194
Tenant allowance receivable	17,761	15,355
Promissory notes receivable, including interest(2)	9,601	8,401
Right of return asset for merchandise	6,070	6,429
Acquisition related escrow deposits	1,450	3,975
Total prepaid expense and other current assets	$272,877	$121,350

(1)	Refer to Note 12—Income Taxes.
(2)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 5—Equity Method Investments.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 14

Other non-current assets consist of the following:

	APRIL 30,	JANUARY 29,
	2022	2022

	(in thousands)
Landlord assets under construction—net of tenant allowances	$115,977	$204,013
Initial direct costs prior to lease commencement	50,361	57,087
Capitalized cloud computing costs—net(1)	17,991	14,910
Other deposits	6,872	6,877
Deferred financing fees	5,192	4,123
Other non-current assets	12,236	11,139
Total other non-current assets	$208,629	$298,149
(1)	Presented net of accumulated amortization of $5.4 million and $4.0 million as of April 30, 2022 and January 29, 2022, respectively.

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 15

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 16

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

.

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Operating lease cost(1)	$25,133	$23,567
Finance lease costs
Amortization of leased assets(1)	11,498	10,918
Interest on lease liabilities(2)	7,071	6,150
Variable lease costs(3)	9,087	8,427
Sublease income(4)	(1,128)	(1,182)
Total lease costs—net	$51,661	$47,880
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2021 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $6.7 million and $6.3 million for the three months ended April 30, 2022 and May 1, 2021, respectively, and charges associated with common area maintenance of $2.4 million and $2.1 million for the three months ended April 30, 2022 and May 1, 2021, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in either period.
(4)	Included as an offset to selling, general and administrative expenses on the condensed consolidated statements of income.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 17

Lease right-of-use assets and lease liabilities consist of the following:

		APRIL 30,	JANUARY 29,
		2022	2022

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$544,797	$551,045
Finance leases(1)(2)	Property and equipment—net	918,605	784,327
Total lease right-of-use assets		$1,463,402	$1,335,372
Liabilities
Current(3)
Operating leases	Operating lease liabilities	$74,309	$73,834
Finance leases	Other current liabilities	15,982	15,511
Total lease liabilities—current		90,291	89,345
Non-current
Operating leases	Non-current operating lease liabilities	533,074	540,513
Finance leases	Non-current finance lease liabilities	594,728	560,550
Total lease liabilities—non-current		1,127,802	1,101,063
Total lease liabilities		$1,218,093	$1,190,408
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $185 million and $174 million as of April 30, 2022 and January 29, 2022, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 18

The maturities of lease liabilities are as follows as of April 30, 2022:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2022	$73,005	$34,056	$107,061
2023	91,430	45,762	137,192
2024	86,055	46,131	132,186
2025	84,275	47,338	131,613
2026	80,949	48,111	129,060
2027	76,416	49,052	125,468
Thereafter	238,655	773,145	1,011,800
Total lease payments(1)(2)	730,785	1,043,595	1,774,380
Less—imputed interest(3)	(123,402)	(432,885)	(556,287)
Present value of lease liabilities	$607,383	$610,710	$1,218,093
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $512 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of April 30, 2022, of which $17 million, $27 million, $33 million, $34 million, $33 million and $31 million will be paid in fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026 and fiscal 2027, respectively, and $337 million will be paid subsequent to fiscal 2027.
(2)	Excludes future commitments under short-term lease agreements of $0.9 million as of April 30, 2022.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Weighted-average remaining lease term (years)
Operating leases	8.9	9.5
Finance leases	21.1	18.2
Weighted-average discount rate
Operating leases	3.95%	4.00%
Finance leases	5.06%	4.99%

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 19

Other information related to leases consists of the following:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(25,199)	$(25,456)
Operating cash flows from finance leases	(7,071)	(6,253)
Financing cash flows from finance leases	(3,559)	(3,671)
Total cash outflows from leases	$(35,829)	$(35,380)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$12,459	$103,088
Finance leases	38,252	19,611

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

The outstanding balances under the 2023 Notes and 2024 Notes were as follows:

	APRIL 30,			JANUARY 29,
	2022			2022
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST(1)	AMOUNT	AMOUNT	COST(1)	AMOUNT

	(in thousands)
Convertible senior notes due 2023(2)	$19,778	$(120)	$19,658	$74,390	$(5,999)	$68,391
Convertible senior notes due 2024(3)	80,880	(492)	80,388	219,638	(31,577)	188,061
Total convertible senior notes	$100,658	$(612)	$100,046	$294,028	$(37,576)	$256,452
(1)	As of April 30, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount. As of January 29, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount, as well as the previously outstanding equity component that was recombined upon the adoption of ASU 2020-06 in the first quarter of fiscal 2022, which was $5.7 million for the 2023 Notes and $30 million for the 2024 Notes. Refer to Note 2—Recently Issued Accounting Standards.
(2)	As of April 30, 2022, $20 million of the 2023 Notes remains outstanding and is classified as convertible senior notes due 2023—net. The 2023 Notes outstanding as of January 29, 2022 included a current portion of $9.4 million and a non-current portion of $59 million.
(3)	As of April 30, 2022, $81 million of the 2024 Notes remains outstanding and is classified as convertible senior notes due 2024—net. The 2024 Notes outstanding as of January 29, 2022 included a current portion of $3.6 million and a non-current portion of $184 million.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 20

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 21

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 22

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 23

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 24

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 25

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 26

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

NOTE 13—NET INCOME PER SHARE

The calculation of our net income per share is as follows:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021
	(restated)

	(in thousands, except share and per share amounts)
Net income available to common stockholders	$200,711	$130,656

Weighted-average shares—basic	22,608,537	21,003,244
Effect of dilutive stock-based awards	4,367,607	6,716,485
Effect of dilutive convertible senior notes(1)	831,938	3,490,282
Weighted-average shares—diluted	27,808,082	31,210,011
Basic net income per share	$8.88	$6.22
Diluted net income per share	$7.22	$4.19
(1)	We adopted ASU 2020-06 in the first quarter of fiscal 2022, and the adoption requires the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes to be determined under the if-converted method which assumes share settlement of the entire convertible debt instrument. Prior to adoption of ASU 2020-06, we applied the treasury stock method to determine the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes, and the 2023 Notes and the 2024 Notes had an impact on our dilutive share count beginning at stock prices of $193.65 per share and $211.40 per share, respectively.

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

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes prior to extinguishment during the period, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021
	(restated)

	(in thousands)
Options	1,086,549	55,273
Restricted stock units	19,552	—
Convertible senior notes	719,164	—

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 28

2012 Stock Incentive Plan and 2012 Stock Option Plan

Information about stock options outstanding, vested or expected to vest, and exercisable as of April 30, 2022 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	LIFE (IN YEARS)	PRICE	OPTIONS	PRICE
$25.39 — $45.82	331,888	3.67	$35.06	330,448	$35.01
$50.00 — $50.00	1,000,000	5.01	50.00	1,000,000	50.00
$53.47 — $69.09	199,700	2.07	61.16	197,660	61.20
$75.43 — $75.43	1,000,000	1.17	75.43	1,000,000	75.43
$87.31 — $154.82	849,939	7.20	133.43	222,484	124.06
$156.40 — $380.53	302,230	8.18	287.75	36,495	264.61
$385.30 — $716.75	843,820	8.58	422.73	706,610	386.64
Total	4,527,577		$156.01	3,493,697	$131.54
Vested or expected to vest	4,275,803		$150.42

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off-balance sheet commitments as of April 30, 2022.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 29

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 30

The following table presents segment operating income and income before income taxes and equity method investments:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Operating income:
RH Segment	$228,545	$188,010
Waterworks	7,985	6,242
Employer payroll taxes on option exercise	(11,717)	—
Professional fee	(7,184)	—
Asset impairments	(5,923)	—
Non-cash compensation	(5,858)	(5,864)
Recall accrual	(560)	(500)
Income from operations	205,288	187,888
Interest expense—net	20,855	13,308
Loss on extinguishment of debt	146,116	105
Other income—net	(343)	—
Income before income taxes and equity method investments	$38,660	$174,475

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 31

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting:

	APRIL 30,				JANUARY 29,
	2022				2022
			REAL ESTATE				REAL ESTATE
	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL	RH SEGMENT	WATERWORKS	DEVELOPMENT	TOTAL

	(in thousands)
Goodwill(1)	$141,092	$—	$—	$141,092	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets(2)	56,488	17,000	—	73,488	56,161	17,000	—	73,161
Equity method investments	—	520	100,030	100,550	—	—	100,810	100,810
Total assets	5,595,677	192,230	100,030	5,887,937	5,259,719	179,941	100,810	5,540,470
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in previous fiscal years.

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

No single customer accounted for 10% or more of our consolidated net revenues in the three months ended April 30, 2022 or May 1, 2021.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 32

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 33

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 34

As of April 30, 2022, we operated the following number of Galleries, Outlets and Showrooms:

COUNT
RH
Design Galleries	27
Legacy Galleries	36
Modern Galleries	1
Baby & Child and TEEN Galleries	3
Total Galleries	67
Outlets	39
Waterworks Showrooms	14

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 35

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 36

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income:

	THREE MONTHS ENDED
	APRIL 30, 2022	% OF NET REVENUES	MAY 1, 2021	% OF NET REVENUES
	(dollars in thousands)
Net revenues	$957,292	100.0%	$860,792	100.0%
Cost of goods sold	458,709	47.9	453,815	52.7
Gross profit	498,583	52.1	406,977	47.3
Selling, general and administrative expenses	293,295	30.7	219,089	25.5
Income from operations	205,288	21.4	187,888	21.8
Other expenses
Interest expense—net	20,855	2.2	13,308	1.5
Loss on extinguishment of debt	146,116	15.3	105	—
Other income—net	(343)	—	—	—
Total other expenses	166,628	17.4	13,413	1.5
Income before income taxes and equity method investments	38,660	4.0	174,475	20.3
Income tax expense (benefit)	(163,426)	(17.1)	41,724	4.7
Income before equity method investments	202,086	21.1	132,751	15.4
Share of equity method investments losses	(1,375)	(0.1)	(2,095)	(0.2)
Net income	$200,711	21.0%	$130,656	15.2%

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 37

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Net income	$200,711	$130,656
Interest expense—net(1)	20,855	13,308
Loss on extinguishment of debt(1)	146,116	105
Other income—net(1)	(343)	—
Income tax expense (benefit)(1)	(163,426)	41,724
Share of equity method investments losses(1)	1,375	2,095
Operating income	205,288	187,888
Employer payroll taxes on option exercise(2)	11,717	—
Professional fee(3)	7,184	—
Asset impairments(4)	5,923	—
Non-cash compensation(5)	5,858	5,864
Recall accrual(6)	560	500
Adjusted operating income	$236,530	$194,252
(1)	Refer to discussion “Three Months Ended April 30, 2022 Compared to Three Months Ended May 1, 2021” below for a discussion of our results of operations for the three months ended April 30, 2022 and May 1, 2021.
(2)	Represents employer payroll tax expense related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022.
(3)	Represents professional fee contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and Notes Repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(4)	Represents asset impairments related to property and equipment of Galleries under construction.
(5)	Represents the amortization of the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020.
(6)	Represents accruals associated with product recalls.

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 38

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Net income	$200,711	$130,656
Adjustments pre-tax:
Loss on extinguishment of debt(1)	146,116	105
Employer payroll taxes on option exercise(1)	11,717	—
Professional fee(1)	7,184	—
Asset impairments(1)	5,923	—
Non-cash compensation(1)	5,858	5,864
Recall accrual(1)	560	500
Amortization of debt discount(2)	—	5,981
Gain on derivative instruments—net(3)	(3,177)	—
Subtotal adjusted items	174,181	12,450
Impact of income tax items(4)	(194,926)	(2,951)
Share of equity method investments losses(1)	1,375	2,095
Adjusted net income	$181,341	$142,250
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (which was adopted as of the first quarter of fiscal 2022) (“ASU 2020-06”), certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflected the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes through fiscal 2021 for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we amortized as debt discount an amount equal to the fair value of the equity components as interest expense on the 2023 Notes and 2024 Notes over their expected lives. The equity components represented the difference between the proceeds from the issuance of the 2023 Notes and 2024 Notes and the fair value of the liability components of the 2023 Notes and 2024 Notes, respectively. Amounts were presented net of interest capitalized for capital projects of $2.7 million during the three months ended May 1, 2021. No amortization of the debt discounts were recognized during the three months ended April 30, 2022, since we recombined the previously outstanding equity component of the 2023 Notes and 2024 Notes upon the adoption of ASU 2020-06.
(3)	Represents net gain on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and Notes Repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(4)	For fiscal 2022, we exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as tax benefits related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022. The adjustment for the three months ended April 30, 2022 is based on adjusted tax rates of 14.8%. Our previously reported adjustment for the three months ended April 30, 2022 in our Original Report was based on an adjusted tax rate of 0.0%. Refer to the Explanatory Note in this Amendment.

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 39

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Net income	$200,711	$130,656
Depreciation and amortization	24,758	23,886
Interest expense—net	20,855	13,308
Income tax expense (benefit)	(163,426)	41,724
EBITDA	82,898	209,574
Loss on extinguishment of debt(1)	146,116	105
Non-cash compensation(1)	12,802	15,307
Employer payroll taxes on option exercise(1)	11,717	—
Professional fee(1)	7,184	—
Asset impairments(1)	5,923	—
Share of equity method investments losses(1)	1,375	2,095
Capitalized cloud computing amortization(2)	1,354	677
Recall accrual(1)	560	500
Other income—net(1)	(343)	—
Adjusted EBITDA	$269,586	$228,258
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents amortization associated with capitalized cloud computing costs.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Capital expenditures	$29,364	$50,251
Landlord assets under construction—net of tenant allowances	12,148	13,578
Adjusted capital expenditures	$41,512	$63,829

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 40

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	THREE MONTHS ENDED
	APRIL 30,		MAY 1,
	2022		2021
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)
		(in thousands)		(in thousands)
Beginning of period	81	1,254	82	1,162
End of period	81	1,254	82	1,162
Total leased square footage at end of period(2)		1,672		1,559
Weighted-average leased square footage(3)		1,672		1,559
Weighted-average leased selling square footage(3)		1,254		1,162
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 4,800 square feet as of April 30, 2022 and May 1, 2021 related to one owned retail location.

(2)	Total leased square footage includes approximately 5,400 square feet as of both April 30, 2022 and May 1, 2021 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

Three Months Ended April 30, 2022 Compared to Three Months Ended May 1, 2021

	THREE MONTHS ENDED
	APRIL 30,			MAY 1,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$908,948	$48,344	$957,292	$819,823	$40,969	$860,792
Cost of goods sold	436,126	22,583	458,709	433,270	20,545	453,815
Gross profit	472,822	25,761	498,583	386,553	20,424	406,977
Selling, general and administrative expenses	275,519	17,776	293,295	204,407	14,682	219,089
Income from operations	$197,303	$7,985	$205,288	$182,146	$5,742	$187,888

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 41

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 42

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 43

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

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	THREE MONTHS ENDED
	APRIL 30,	JANUARY 29,
	2022	2022

	(in millions)
Asset based credit facility	$—	$—
Term loan(1)	1,990	1,995
Equipment promissory notes(1)	4	15
Convertible senior notes due 2023(1)	20	69
Convertible senior notes due 2024(1)	81	189
Convertible senior notes repurchase obligation(2)	314	—
Notes payable for share repurchases	1	1
Total debt	$2,410	$2,269
Cash and cash equivalents	(2,243)	(2,178)
Total net debt	$167	$91
Availability under the asset based credit facility—net(3)	$444	$347
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance cost.
(2)	The convertible senior notes repurchase obligation was repaid in full on May 3, 2022. Refer to Note 9—Convertible Senior Notes.
(3)	As of both April 30, 2022 and January 29, 2022, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $20 million in outstanding letters of credit.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 44

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

Result of the Convertible Notes Transactions

In aggregate, we expended a net total amount of approximately $481 million in cash (inclusive of expenses) to complete the above transactions.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 45

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 46

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 47

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	THREE MONTHS ENDED
	APRIL 30,	MAY 1,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$135,949	$190,875
Net cash used in investing activities	(30,479)	(51,423)
Net cash used in financing activities	(42,351)	(11,032)
Net increase in cash and cash equivalents and restricted cash equivalents	62,841	128,456
Cash and cash equivalents and restricted cash equivalents at end of period	2,244,705	235,527

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 48

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 49

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Interest Rate Risk

We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 50

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

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 51

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. At the time our Form 10-Q for the fiscal quarter ended April 30, 2022 was originally filed on June 3, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Subsequent to that evaluation, and in connection with the restatement discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this report and the filing of this Form 10-Q/A, our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and concluded that, in connection with the matter that caused the restatement, our disclosure controls and procedures were not effective as of April 30, 2022.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 52

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the restatement discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this report and the filing of this Form 10-Q/A, we identified the following material weakness:

We did not design and maintain an effective control activity over the presentation and disclosure of net income per share, specifically the application of authoritative guidance, including new accounting standards, to the net income per share computations.

This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the three months ended April 30, 2022 that are restated in this Form 10-Q/A. Additionally, this material weakness could result in misstatements of the related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting

Our senior leadership team is committed to remediating the material weakness in our internal control over financial reporting in a timely manner and, with oversight from the Audit Committee. We have among other actions implemented a remediation plan to address the root cause of the material weakness in order fully to remediate the material weakness. We plan to enhance the design of our control activity related to the presentation and disclosure of net income per share, including the application of authoritative guidance and new accounting standards, to the net income per share computations.

While we believe the above remediation plan will address and remediate the material weakness, the process will take time. The material weakness will not be considered remediated until the remediation plan has been implemented and there has been appropriate time for us to conclude through testing that the controls are designed and operating effectively. Such remediation is anticipated to be completed in the first half of fiscal 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2022 FIRST QUARTER FORM 10-Q | 53

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

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2021 Form 10-K. There have been no material changes to the risk factors disclosed in our 2021 Form 10-K, other than as described below, wherein we amend and update the risk factor captioned “If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.”

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

We have identified a material weakness in our internal control over financial reporting and such weakness led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective. If we are unable to remediate the deficiencies in our internal control over financial reporting and disclosure controls and procedures and maintain effective controls in the future, the accuracy and timeliness of our financial reporting and disclosures may be adversely affected.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION	2022 FIRST QUARTER FORM 10-Q | 54

On February 1, 2023, the Audit Committee of the Board of Directors, after discussion with our senior leadership and independent registered public accountants, determined that the Prior Financial Statements should no longer be relied upon due to material unintentional errors in certain of these financial periods with respect to our calculation of basic and diluted net income per share, and that the Restatement would be required to correct these errors. Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As a result of the errors that gave rise to the need for the Restatement, our senior leadership team has identified a material weakness in our internal control over financial reporting and has concluded that our disclosure controls and procedures were not effective as of April 30, 2022, July 30, 2022 and October 29, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed with the SEC is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The measures we take to remediate the material weakness in our internal control over financial reporting and to implement and maintain effective disclosure controls and procedures in the future may not be sufficient to satisfy our obligations as a public company and produce reliable financial reports, which may result in additional material misstatements of our consolidated financial statements and adverse impacts on our business, financial condition, and results of operations.

Our reporting obligations as a public company place significant requirements on our senior leadership team and we are required to devote substantial operational and financial resources and systems in order to meet those obligations and will continue to do so for the foreseeable future. In addition, we have experienced changes in personnel who are involved in our financial reporting. Changes in personnel, systems or procedures, as well as other events may have an adverse impact on our internal controls and our disclosure controls and procedures.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Therefore, our internal control over financial reporting and disclosure controls and procedures may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. There can be no assurance that our reporting infrastructure and personnel involved in financial reporting and disclosure controls and procedures have in the past complied, or will continue in the future to comply, with all of our applicable reporting obligations. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting and effective disclosure controls and procedures, we may not be able to produce reliable financial or SEC reports. Our failure to maintain the adequacy and effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial and other reporting obligations.

PART II. OTHER INFORMATION	2022 FIRST QUARTER FORM 10-Q | 55

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

PART II. OTHER INFORMATION	2022 FIRST QUARTER FORM 10-Q | 56

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.1	Form of Partial Warrant Termination Agreement by and between RH and the applicable Hedge Counterparty.	8-K	001-35720	April 13, 2022	10.1
10.2	Form of Partial Warrant Termination Agreement by and between RH and the applicable Hedge Counterparty.	8-K	001-35720	April 13, 2022	10.2
10.3	Form of Remaining Warrant Termination Agreement by and between RH and the applicable Hedge Counterparty.	8-K	001-35720	April 18, 2022	10.1
10.4	Form of Bond Hedge Termination Agreement by and between RH and the applicable Hedge Counterparty.	8-K	001-35720	April 18, 2022	10.2
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

PART II. OTHER INFORMATION	2022 FIRST QUARTER FORM 10-Q | 57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2023	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2023	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: March 27, 2023	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2022 FIRST QUARTER FORM 10-Q | 58