Form 10-Q/A
period 2022-07-30
RH
filed 2023-03-27
CIK 1528849

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

EXPLANATORY NOTE

RH (“we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2022 (the “Original Report”) to reflect a restatement due to errors in the calculation of net income per share.

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

In connection with the Restatement, we have also identified a material weakness in internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of July 30, 2022, including through the date of this Amendment. Refer to Item 4—Controls and Procedures of this Amendment.

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

3.    Part I, Item 4. Controls and Procedures. The description of Controls and Procedures is amended to reflect the Company’s conclusion that its disclosure controls and procedures were not effective as of July 30, 2022, including through the date of this Amendment as a result of a material weakness in its internal control over financial reporting.

4.    Part II, Item 1A. Risk Factors. The Risk Factors disclosures in the Original Report have been amended to make reference to amended risk factors in our SEC filings subsequent to our 2021 Form 10-K which amended risk factors relate to internal control over financial reporting and disclosure controls and procedures due to the identification of a material weakness in internal control over financial reporting.

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

RH

TABLE OF CONTENTS	2022 SECOND QUARTER FORM 10-Q | 4

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
ASSETS
Cash and cash equivalents	$2,085,081	$2,177,889
Accounts receivable—net	55,538	57,914
Merchandise inventories	859,078	734,289
Prepaid expense and other current assets	251,621	121,350
Total current assets	3,251,318	3,091,442
Property and equipment—net	1,554,880	1,227,920
Operating lease right-of-use assets	540,396	551,045
Goodwill	141,098	141,100
Tradenames, trademarks and other intangible assets	73,810	73,161
Deferred tax assets	63,257	56,843
Equity method investments	98,135	100,810
Other non-current assets	108,553	298,149
Total assets	$5,831,447	$5,540,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$376,132	$442,379
Deferred revenue and customer deposits	390,710	387,933
Convertible senior notes due 2023—net	1,704	9,389
Convertible senior notes due 2024	—	3,600
Operating lease liabilities	75,289	73,834
Other current liabilities	115,068	146,623
Total current liabilities	958,903	1,063,758
Asset based credit facility	—	—
Term loan B—net	1,944,870	1,953,203
Term loan B-2—net	469,546	—
Convertible senior notes due 2023—net	—	59,002
Convertible senior notes due 2024—net	41,668	184,461
Non-current operating lease liabilities	527,445	540,513
Non-current finance lease liabilities	661,001	560,550
Other non-current obligations	7,770	8,706
Total liabilities	4,611,203	4,370,193
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of July 30, 2022 and January 29, 2022	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 23,715,191 shares issued and outstanding as of July 30, 2022; 21,506,967 shares issued and outstanding as of January 29, 2022	2	2
Additional paid-in capital	334,054	620,577
Accumulated other comprehensive loss	(7,795)	(1,410)
Retained earnings	893,983	551,108
Total stockholders’ equity	1,220,244	1,170,277
Total liabilities and stockholders’ equity	$5,831,447	$5,540,470

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

TABLE OF CONTENTS	2022 SECOND QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021
	(restated)		(restated)

	(in thousands, except share and per share amounts)
Net revenues	$991,620	$988,859	$1,948,912	$1,849,651
Cost of goods sold	468,402	501,183	927,111	954,998
Gross profit	523,218	487,676	1,021,801	894,653
Selling, general and administrative expenses	288,804	238,688	582,099	457,777
Income from operations	234,414	248,988	439,702	436,876
Other expenses
Interest expense—net	26,264	13,581	47,119	26,889
Loss on extinguishment of debt	23,462	3,166	169,578	3,271
Other expense—net	3,195	—	2,852	—
Total other expenses	52,921	16,747	219,549	30,160
Income before income taxes and equity method investments	181,493	232,241	220,153	406,716
Income tax expense (benefit)	56,397	3,009	(107,029)	44,733
Income before equity method investments	125,096	229,232	327,182	361,983
Share of equity method investments losses	(2,821)	(2,486)	(4,196)	(4,581)
Net income	$122,275	$226,746	$322,986	$357,402
Weighted-average shares used in computing basic net income per share	24,475,373	21,166,638	23,541,955	21,084,941
Basic net income per share (Note 13)	$5.00	$10.71	$13.72	$16.95
Weighted-average shares used in computing diluted net income per share	26,934,914	31,979,098	27,371,500	31,594,555
Diluted net income per share (Note 13)	$4.54	$7.09	$11.80	$11.31

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

TABLE OF CONTENTS	2022 SECOND QUARTER FORM 10-Q | 6

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Net income	$122,275	$226,746	$322,986	$357,402
Net gains (losses) from foreign currency translation	(2,240)	(648)	(6,385)	700
Total comprehensive income	$120,035	$226,098	$316,601	$358,102

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

TABLE OF CONTENTS	2022 SECOND QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	THREE MONTHS ENDED
		COMMON STOCK					TREASURY STOCK
					ACCUMULATED	RETAINED
				ADDITIONAL	OTHER	EARNINGS			TOTAL
	MEZZANINE			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	EQUITY	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY

		(in thousands, except share amounts)
Balances—April 30, 2022	$—	24,661,781	$2	$575,635	$(5,555)	$771,708	—	$—	$1,341,790
Stock-based compensation	—	—	—	10,736	—	—	—	—	10,736
Issuance of restricted stock	—	3,577	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	457	—	(57)	—	—	—	—	(57)
Exercise of stock options	—	49,375	—	2,471	—	—	—	—	2,471
Repurchases of common stock	—	(1,000,000)	—	—	—	—	1,000,000	(254,731)	(254,731)
Retirement of treasury stock	—	—	—	(254,731)	—	—	(1,000,000)	254,731	—
Settlement of convertible senior notes	—	1	—	—	—	—	—	—	—
Net income	—	—	—	—	—	122,275	—	—	122,275
Net losses from foreign currency translation	—	—	—	—	(2,240)	—	—	—	(2,240)
Balances—July 30, 2022	$—	23,715,191	$2	$334,054	$(7,795)	$893,983	—	$—	$1,220,244

Balances—May 1, 2021	$—	21,020,538	$2	$597,329	$3,913	$(6,782)	—	$—	$594,462
Stock-based compensation	—	—	—	10,089	—	—	—	—	10,089
Issuance of restricted stock	—	1,260	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	34,891	—	(17,721)	—	—	—	—	(17,721)
Exercise of stock options	—	351,027	—	24,586	—	—	—	—	24,586
Settlement of convertible senior notes	—	112,297	—	(78,621)	—	—	(112,296)	77,965	(656)
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(112,296)	—	77,965	—	—	112,296	(77,965)	—
Reclassification of equity component to mezzanine equity related to early converted senior notes outstanding	30,515	—	—	(30,515)	—	—	—	—	(30,515)
Net income	—	—	—	—	—	226,746	—	—	226,746
Net losses from foreign currency translation	—	—	—	—	(648)	—	—	—	(648)
Balances—July 31, 2021	$30,515	21,407,717	$2	$583,112	$3,265	$219,964	—	$—	$806,343

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 8

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

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$322,986	$357,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,728	46,556
Non-cash operating lease cost	37,190	35,541
Asset impairments	8,154	7,354
Amortization of debt discount	—	17,461
Stock-based compensation expense	23,538	25,431
Non-cash finance lease interest expense	14,962	12,757
Product recalls	560	500
Deferred income taxes	5,493	(239)
Loss on extinguishment of debt	169,578	3,271
Gain on derivative instruments—net	(1,724)	—
Share of equity method investments losses	4,196	4,581
Other non-cash items	3,348	(4,069)
Cash paid attributable to accretion of debt discount upon settlement of debt	—	(5,070)
Change in assets and liabilities:
Accounts receivable	2,332	(306)
Merchandise inventories	(124,958)	(101,641)
Prepaid expense and other assets	(153,471)	(57,919)
Landlord assets under construction—net of tenant allowances	(32,460)	(43,352)
Accounts payable and accrued expenses	(63,820)	6,930
Deferred revenue and customer deposits	2,911	116,492
Other current liabilities	(24,902)	(51,661)
Current and non-current operating lease liabilities	(38,329)	(38,933)
Other non-current obligations	(14,796)	(14,368)
Net cash provided by operating activities	192,516	316,718
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(62,558)	(82,138)
Equity method investments	(1,520)	(1,939)
Net cash used in investing activities	(64,078)	(84,077)

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 10

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loans	500,000	—
Repayments under term loans	(10,000)	—
Repayments under promissory and equipment security notes	(12,807)	(11,446)
Repayments of convertible senior notes	(13,048)	(28,111)
Repayment under convertible senior notes repurchase obligation	(395,372)	—
Debt issuance costs	(27,646)	(3,634)
Principal payments under finance leases—net	(3,132)	(7,108)
Proceeds from termination of convertible senior note hedges	231,796	—
Payments for termination of common stock warrants	(390,934)	—
Repurchases of common stock—including commissions	(254,731)	—
Proceeds from exercise of stock options	152,041	25,979
Tax withholdings related to issuance of stock-based awards	(323)	(18,648)
Net cash used in financing activities	(224,156)	(42,968)
Effects of foreign currency exchange rate translation	(440)	92
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	(96,158)	189,765
Cash and cash equivalents and restricted cash equivalents
Beginning of period—cash and cash equivalents	2,177,889	100,446
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	3,975	6,625
Beginning of period—cash and cash equivalents	$2,181,864	$107,071
End of period—cash and cash equivalents	2,085,081	291,461
End of period—restricted cash equivalents (acquisition related escrow deposits)	625	5,375
End of period—cash and cash equivalents and restricted cash equivalents	$2,085,706	$296,836
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$14,431	$14,696
Landlord asset additions in accounts payable and accrued expenses at period-end	10,967	32,290
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	215,749	—
Extinguishment of convertible senior notes related to repurchase obligation (Note 9)	(261,988)	—
Financing liability and embedded derivative arising from convertible senior notes repurchase (Note 9)	405,577	—
Shares issued on settlement of convertible senior notes	(14,705)	(82,135)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	14,705	81,245

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 11

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 12

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

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to macro-economic factors and the pandemic. For more information, refer to the section entitled “Risk Factors” in our 2021 Form 10-K and our subsequent filings with the SEC.

Restatement of Previously Issued Condensed Consolidated Financial Statements

We have restated the previously filed unaudited interim condensed consolidated financial statements to correct errors in our prior calculations of net income per share for the three and six months ended July 30, 2022.

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

The following table presents previously reported and restated financial statement line items in the condensed consolidated statements of income and Note 13—Net Income Per Share:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JULY 30,	JULY 30,
	2022	2022

	(in thousands, except share and per share amounts)
Net income - No impact	$122,275	$322,986

Net income available to common stockholders - As reported	$145,737	$492,564
Net income available to common stockholders - As restated	$122,275	$322,986

Basic net income per share - As reported	$5.95	$20.92
Basic net income per share - As restated	$5.00	$13.72

Weighted-average shares—diluted - As reported	27,142,223	27,834,735
Weighted-average shares—diluted - As restated	26,934,914	27,371,500

Diluted net income per share - As reported	$5.37	$17.70
Diluted net income per share - As restated	$4.54	$11.80

This restatement has no impact on any other financial statement line items.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 13

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 14

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
Federal and state tax receivable(1)	$118,949	$—
Prepaid expense and other current assets	52,013	45,386
Promissory notes receivable, including interest(2)	35,276	8,401
Vendor deposits	14,237	19,610
Capitalized catalog costs	13,849	22,194
Tenant allowance receivable	10,255	15,355
Right of return asset for merchandise	6,417	6,429
Acquisition related escrow deposits	625	3,975
Total prepaid expense and other current assets	$251,621	$121,350
(1)	Refer to Note 12—Income Taxes.
(2)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 5—Equity Method Investments.

Other non-current assets consist of the following:

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
Initial direct costs prior to lease commencement	$38,430	$57,087
Landlord assets under construction—net of tenant allowances	29,355	204,013
Capitalized cloud computing costs—net(1)	19,561	14,910
Other deposits	6,949	6,877
Deferred financing fees	3,665	4,123
Other non-current assets	10,593	11,139
Total other non-current assets	$108,553	$298,149
(1)	Presented net of accumulated amortization of $7.1 million and $4.0 million as of July 30, 2022 and January 29, 2022, respectively.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 15

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 16

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
Accounts payable	$186,319	$242,035
Accrued compensation	72,625	96,859
Accrued occupancy	32,723	28,088
Accrued freight and duty	22,743	21,888
Accrued sales taxes	21,477	24,811
Accrued catalog costs	10,143	4,127
Accrued professional fees	9,242	5,892
Other accrued expenses	20,860	18,679
Total accounts payable and accrued expenses	$376,132	$442,379

Other current liabilities consist of the following:

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
Allowance for sales returns	$26,186	$25,256
Unredeemed gift card and merchandise credit liability	24,935	22,712
Current portion of term loans	23,750	20,000
Finance lease liabilities	16,248	15,511
Current portion of equipment promissory notes	2,215	13,625
Federal and state tax payable(1)	—	31,364
Other current liabilities	21,734	18,155
Total other current liabilities	$115,068	$146,623

(1)	Refer to Note 12—Income Taxes.

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 17

We recognize breakage associated with gift cards proportional to actual gift card redemptions. Breakage of $0.4 million and $0.5 million was recorded in net revenues in the three months ended July 30, 2022 and July 31, 2021, respectively. Breakage of $1.1 million and $0.9 million was recorded in net revenues in the six months ended July 30, 2022 and July 31, 2021, respectively.

We expect that approximately 75% of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	JULY 30,	JANUARY 29,
	2022	2022

	(in thousands)
Unrecognized tax benefits	$3,516	$3,471
Non-current portion of equipment promissory notes—net	—	1,129
Other non-current obligations	4,254	4,106
Total other non-current obligations	$7,770	$8,706

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Operating lease cost(1)	$24,904	$25,590	$50,037	$49,157
Finance lease costs
Amortization of leased assets(1)	12,872	10,796	24,370	21,714
Interest on lease liabilities(2)	7,891	6,607	14,962	12,757
Variable lease costs(3)	7,247	7,913	16,334	16,340
Sublease income(4)	(1,085)	(1,136)	(2,213)	(2,318)
Total lease costs—net	$51,829	$49,770	$103,490	$97,650
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2021 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $5.0 million and $5.6 million for the three months ended July 30, 2022 and July 31, 2021, respectively, and $12 million for each of the six months ended July 30, 2022 and July 31, 2021, and charges associated with common area maintenance of $2.2 million and $2.3 million for the three months ended July 30, 2022 and July 31, 2021, respectively, and $4.6 million and $4.4 million for the six months ended July 30, 2022 and July 31, 2021, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period.
(4)	Included as an offset to selling, general and administrative expenses on the condensed consolidated statements of income.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 18

Lease right-of-use assets and lease liabilities consist of the following:

		JULY 30,	JANUARY 29,
		2022	2022

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$540,396	$551,045
Finance leases(1)(2)	Property and equipment—net	1,102,144	784,327
Total lease right-of-use assets		$1,642,540	$1,335,372
Liabilities
Current(3)
Operating leases	Operating lease liabilities	$75,289	$73,834
Finance leases	Other current liabilities	16,248	15,511
Total lease liabilities—current		91,537	89,345
Non-current
Operating leases	Non-current operating lease liabilities	527,445	540,513
Finance leases	Non-current finance lease liabilities	661,001	560,550
Total lease liabilities—non-current		1,188,446	1,101,063
Total lease liabilities		$1,279,983	$1,190,408
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $198 million and $174 million as of July 30, 2022 and January 29, 2022, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 19

The maturities of lease liabilities are as follows as of July 30, 2022:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2022	$49,028	$24,470	$73,498
2023	95,117	49,485	144,602
2024	88,831	49,855	138,686
2025	86,712	51,289	138,001
2026	83,198	52,062	135,260
2027	78,689	53,245	131,934
Thereafter	241,647	963,631	1,205,278
Total lease payments(1)(2)	723,222	1,244,037	1,967,259
Less—imputed interest(3)	(120,488)	(566,788)	(687,276)
Present value of lease liabilities	$602,734	$677,249	$1,279,983
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $598 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of July 30, 2022, of which $12 million, $27 million, $36 million, $38 million, $36 million and $35 million will be paid in the remainder of fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026 and fiscal 2027, respectively, and $414 million will be paid subsequent to fiscal 2027.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021

	(in thousands)
Weighted-average remaining lease term (years)
Operating leases	8.7	9.4
Finance leases	22.3	20.0
Weighted-average discount rate
Operating leases	4.00%	3.98%
Finance leases	5.32%	5.04%

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 20

Other information related to leases consists of the following:

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(50,838)	$(50,914)
Operating cash flows from finance leases	(14,962)	(12,943)
Financing cash flows from finance leases—net(1)	(3,132)	(7,108)
Total cash outflows from leases	$(68,932)	$(70,965)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$27,538	$134,763
Finance leases	108,547	44,432
(1)	Represents the principal portion of lease payments offset by tenant allowances received subsequent to lease commencement.

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

The outstanding balances under the 2023 Notes and 2024 Notes were as follows:

	JULY 30,			JANUARY 29,
	2022			2022
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST(1)	AMOUNT	AMOUNT	COST(1)	AMOUNT

	(in thousands)
Convertible senior notes due 2023(2)	$1,711	$(7)	$1,704	$74,390	$(5,999)	$68,391
Convertible senior notes due 2024(3)	41,904	(236)	41,668	219,638	(31,577)	188,061
Total convertible senior notes	$43,615	$(243)	$43,372	$294,028	$(37,576)	$256,452

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 21

(1)	As of July 30, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount. As of January 29, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount, as well as the previously outstanding equity component that was recombined upon the adoption of ASU 2020-06 in the first quarter of fiscal 2022, which was $5.7 million for the 2023 Notes and $30 million for the 2024 Notes. Refer to Note 2—Recently Issued Accounting Standards.
(2)	As of July 30, 2022, the 2023 Notes outstanding are current liabilities and are classified as convertible senior notes due 2023—net. The 2023 Notes outstanding as of January 29, 2022 included a current portion of $9.4 million and a non-current portion of $59 million.
(3)	As of July 30, 2022, the 2024 Notes outstanding are non-current liabilities and are classified as convertible senior notes due 2024—net. The 2024 Notes outstanding as of January 29, 2022 included a current portion of $3.6 million and a non-current portion of $184 million.

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 22

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 23

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

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	JULY 30,				JANUARY 29,
	2022				2022
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE(1)	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(2)	3.62%	$—	$—	$—	$—	$—	$—
Term loan B(3)	4.87%	1,985,000	(20,130)	1,964,870	1,995,000	(21,797)	1,973,203
Term loan B-2(4)	5.68%	500,000	(26,704)	473,296	—	—	—
Equipment promissory notes(5)	4.56%	2,215	—	2,215	14,785	(31)	14,754
Total credit facilities		$2,487,215	$(46,834)	$2,440,381	$2,009,785	$(21,828)	$1,987,957
(1)	The interest rates for the asset based credit facility, term loans and equipment promissory note represent the weighted-average interest rates as of July 30, 2022.
(2)	Deferred financing fees associated with the asset based credit facility as of July 30, 2022 and January 29, 2022 were $3.7 million and $4.1 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of July 29, 2026.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 24

(3)	Represents the outstanding balance of the Term Loan B (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $1,965 million and $20 million were included in term loan B—net and other current liabilities, respectively, on the condensed consolidated balance sheets, respectively, in both periods presented. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(4)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $496 million and $3.8 million were included in term loan B-2—net and other current liabilities, respectively, on the condensed consolidated balance sheets as of July 30, 2022. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(5)	Represents total equipment security notes secured by certain of our property and equipment, all of which was included in other current liabilities on the condensed consolidated balance sheets as of July 30, 2022.

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 25

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 26

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

The estimated fair value and carrying value of the 2023 Notes and 2024 Notes and the Term Loan Credit Agreement were as follows:

	JULY 30,		JANUARY 29,
	2022		2022
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2023	$1,622	$1,711	$70,857	$68,706
Convertible senior notes due 2024	36,892	41,904	198,087	189,297
Term loan B	1,931,732	1,985,000	1,995,000	1,995,000
Term loan B-2	487,799	500,000	—	—
(1)	The carrying value of the convertible senior notes as of July 30, 2022 represents the principal amount of the 2023 Notes and 2024 Notes following our adoption of ASU 2020-06 in the first quarter of fiscal 2022 (refer to Note 2—Recently Issued Accounting Standards). The carrying value as of January 29, 2022 represents the principal amount less the equity component of the 2023 Notes and 2024 Notes classified in stockholders’ equity, which was required prior to the adoption of ASU 2020-06. The carrying value in both periods excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third party offering costs, as applicable. The carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class excluding discounts upon original issuance and third party offering costs.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 27

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 28

NOTE 13—NET INCOME PER SHARE

The calculation of our net income per share is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021
	(restated)		(restated)

	(in thousands, except share and per share amounts)
Net income available to common stockholders	$122,275	$226,746	$322,986	$357,402

Weighted-average shares—basic	24,475,373	21,166,638	23,541,955	21,084,941
Effect of dilutive stock-based awards	2,252,480	6,757,728	3,310,044	6,737,107
Effect of dilutive convertible senior notes(1)	207,061	4,054,732	519,501	3,772,507
Weighted-average shares—diluted	26,934,914	31,979,098	27,371,500	31,594,555
Basic net income per share	$5.00	$10.71	$13.72	$16.95
Diluted net income per share	$4.54	$7.09	$11.80	$11.31
(1)	We adopted ASU 2020-06 in the first quarter of fiscal 2022, and the adoption requires the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes to be determined under the if-converted method which assumes share settlement of the entire convertible debt instrument. Prior to adoption of ASU 2020-06, we applied the treasury stock method to determine the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes, and the 2023 Notes and the 2024 Notes had an impact on our dilutive share count beginning at stock prices of $193.65 per share and $211.40 per share, respectively.

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

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes prior to extinguishment during the period, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021
	(restated)		(restated)
Options	1,079,767	82,562	1,083,158	68,918
Restricted stock units	19,468	—	19,510	—
Convertible senior notes	207,309	—	463,235	—

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 29

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 30

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 31

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 32

The following table presents segment operating income and income before income taxes and equity method investments:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Operating income:
RH Segment	$237,512	$257,242	$466,057	$445,252
Waterworks	7,222	5,413	15,207	11,655
Employer payroll taxes on option exercise	—	—	(11,717)	—
Non-cash compensation	(4,321)	(5,864)	(10,179)	(11,728)
Asset impairments	(2,231)	(7,354)	(8,154)	(7,354)
Professional fees	(285)	—	(7,469)	—
Compensation settlements	(3,483)	—	(3,483)	—
Recall accrual	—	—	(560)	(500)
Reorganization related costs	—	(449)	—	(449)
Income from operations	234,414	248,988	439,702	436,876
Interest expense—net	26,264	13,581	47,119	26,889
Loss on extinguishment of debt	23,462	3,166	169,578	3,271
Other expense—net	3,195	—	2,852	—
Income before income taxes and equity method investments	$181,493	$232,241	$220,153	$406,716

The following tables present the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting:

	THREE MONTHS ENDED
	JULY 30,			JULY 31,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$940,182	$51,438	$991,620	$947,618	$41,241	$988,859
Gross profit	495,074	28,144	523,218	467,067	20,609	487,676
Depreciation and amortization	25,671	1,299	26,970	21,484	1,186	22,670

	SIX MONTHS ENDED
	JULY 30,			JULY 31,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$1,849,130	$99,782	$1,948,912	$1,767,441	$82,210	$1,849,651
Gross profit	967,896	53,905	1,021,801	853,620	41,033	894,653
Depreciation and amortization	49,195	2,533	51,728	44,164	2,392	46,556

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 33

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

No single customer accounted for 10% or more of our consolidated net revenues in any fiscal period presented.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 34

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that are subject to risks and uncertainties. Refer to “Forward-Looking Statements and Market Data” below and Item 1A—Risk Factors in our 2021 Form 10-K and our subsequent SEC filings for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed in our 2021 Form 10-K.

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 35

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results, and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include those factors disclosed under the section entitled Risk Factors in our 2021 Form 10-K and our subsequent SEC filings, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2022 (the “First Quarter Form 10-Q”) and in our 2021 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 36

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

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business including further developments with respect to macro-economic factors and the pandemic. For more information, refer to the section entitled “Risk Factors” in our 2021 Form 10-K and our subsequent SEC filings.

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 37

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

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JULY 30, 2022	% OF NET REVENUES	JULY 31, 2021	% OF NET REVENUES	JULY 30, 2022	% OF NET REVENUES	JULY 31, 2021	% OF NET REVENUES

	(dollars in thousands)
Net revenues	$991,620	100.0%	$988,859	100.0%	$1,948,912	100.0%	$1,849,651	100.0%
Cost of goods sold	468,402	47.2	501,183	50.7	927,111	47.6	954,998	51.6
Gross profit	523,218	52.8	487,676	49.3	1,021,801	52.4	894,653	48.4
Selling, general and administrative expenses	288,804	29.2	238,688	24.1	582,099	29.8	457,777	24.8
Income from operations	234,414	23.6	248,988	25.2	439,702	22.6	436,876	23.6
Other expenses
Interest expense—net	26,264	2.6	13,581	1.4	47,119	2.5	26,889	1.4
Loss on extinguishment of debt	23,462	2.4	3,166	0.3	169,578	8.7	3,271	0.2
Other expense—net	3,195	0.3	—	—	2,852	0.1	—	—
Total other expenses	52,921	5.3	16,747	1.7	219,549	11.3	30,160	1.6
Income before income taxes and equity method investments	181,493	18.3	232,241	23.5	220,153	11.3	406,716	22.0
Income tax expense (benefit)	56,397	5.7	3,009	0.3	(107,029)	(5.5)	44,733	2.4
Income before equity method investments	125,096	12.6	229,232	23.2	327,182	16.8	361,983	19.6
Share of equity method investments losses	(2,821)	(0.3)	(2,486)	(0.3)	(4,196)	(0.2)	(4,581)	(0.3)
Net income	$122,275	12.3%	$226,746	22.9%	$322,986	16.6%	$357,402	19.3%

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 38

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

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Net income	$122,275	$226,746	$322,986	$357,402
Interest expense—net(1)	26,264	13,581	47,119	26,889
Loss on extinguishment of debt(1)	23,462	3,166	169,578	3,271
Other expense—net(1)	3,195	—	2,852	—
Income tax expense (benefit)(1)	56,397	3,009	(107,029)	44,733
Share of equity method investments losses(1)	2,821	2,486	4,196	4,581
Operating income	234,414	248,988	439,702	436,876
Employer payroll taxes on option exercise(2)	—	—	11,717	—
Non-cash compensation(3)	4,321	5,864	10,179	11,728
Asset impairments(4)	2,231	7,354	8,154	7,354
Professional fees(5)	285	—	7,469	—
Compensation settlements(6)	3,483	—	3,483	—
Recall accrual(7)	—	—	560	500
Reorganizational related costs(8)	—	449	—	449
Adjusted operating income	$244,734	$262,655	$481,264	$456,907
(1)	Refer to discussion “Three Months Ended July 30, 2022 Compared to Three Months Ended July 31, 2021” and “Six Months Ended July 30, 2022 Compared to Six Months Ended July 31, 2021” below for a discussion of our results of operations for the three and six months ended July 30, 2022 and July 31, 2021.
(2)	Represents employer payroll tax expense related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 39

(3)	Represents the amortization of the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020.
(4)	Represents asset impairment related to property and equipment of Galleries under construction. The three and six months ended July 30, 2022 includes lease impairment of $1.0 million due to the early exit of a leased facility.
(5)	Represents professional fees contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(6)	Represents compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary.
(7)	Represents accruals associated with product recalls.
(8)	Represents severance costs and related payroll taxes associated with reorganizations.

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Net income	$122,275	$226,746	$322,986	$357,402
Adjustments pre-tax:
Loss on extinguishment of debt(1)	23,462	3,166	169,578	3,271
Employer payroll taxes on option exercise(1)	—	—	11,717	—
Non-cash compensation(1)	4,321	5,864	10,179	11,728
Asset impairments(1)	2,231	7,354	8,154	7,354
Professional fees(1)	285	—	7,469	—
Compensation settlements(1)	3,483	—	3,483	—
Recall accrual(1)	—	—	560	500
(Gain) loss on derivative instruments—net(2)	1,453	—	(1,724)	—
Amortization of debt discount(3)	—	5,865	—	11,846
Reorganization related costs(1)	—	449	—	449
Subtotal adjusted items	35,235	22,698	209,416	35,148
Impact of income tax items(4)	3,732	(305)	(191,194)	(3,256)
Share of equity method investments losses(1)	2,821	2,486	4,196	4,581
Adjusted net income	$164,063	$251,625	$345,404	$393,875
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents net (gain) loss on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 40

(3)	Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (which was adopted as of the first quarter of fiscal 2022) (“ASU 2020-06”), certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflected the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes through fiscal 2021 for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we amortized as debt discount an amount equal to the fair value of the equity components as interest expense on the 2023 Notes and 2024 Notes over their expected lives. The equity components represented the difference between the proceeds from the issuance of the 2023 Notes and 2024 Notes and the fair value of the liability components of the 2023 Notes and 2024 Notes, respectively. Amounts were presented net of interest capitalized for capital projects of $2.9 million and $5.6 million during the three and six months ended July 31, 2021, respectively. No amortization of the debt discounts were recognized during the three and six months ended July 30, 2022, since we recombined the previously outstanding equity component of the 2023 Notes and 2024 Notes upon the adoption of ASU 2020-06.
(4)	For fiscal 2022, we exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as tax benefits related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022. The adjustments for the three and six months ended July 30, 2022 are based on adjusted tax rates of 24.3% and 19.6%, respectively. Our previously reported adjustments for the three and six months ended July 30, 2022 in our Original Report were based on an adjusted tax rate of 0.0%. Refer to the Explanatory Note in this Amendment.

The adjustments for the three and six months ended July 31, 2021 are based on adjusted tax rates of 1.3% and 10.9%, respectively, which excludes the tax impact associated with our share of equity method investments losses.

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 41

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Net income	$122,275	$226,746	$322,986	$357,402
Depreciation and amortization	26,970	22,670	51,728	46,556
Interest expense—net	26,264	13,581	47,119	26,889
Income tax expense (benefit)	56,397	3,009	(107,029)	44,733
EBITDA	231,906	266,006	314,804	475,580
Loss on extinguishment of debt(1)	23,462	3,166	169,578	3,271
Non-cash compensation(2)	10,736	10,124	23,538	25,431
Employer payroll taxes on option exercise(1)	—	—	11,717	—
Asset impairments(1)	2,231	7,354	8,154	7,354
Professional fees(1)	285	—	7,469	—
Share of equity method investments losses(1)	2,821	2,486	4,196	4,581
Compensation settlements(1)	3,483	—	3,483	—
Capitalized cloud computing amortization(3)	1,699	785	3,053	1,462
Other expense—net(1)	3,195	—	2,852	—
Recall accrual(1)	—	—	560	500
Reorganization related costs(1)	—	449	—	449
Adjusted EBITDA	$279,818	$290,370	$549,404	$518,628
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents non-cash compensation related to equity awards granted to employees.
(3)	Represents amortization associated with capitalized cloud computing costs.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 30,	JULY 31,	JULY 30,	JULY 31,
	2022	2021	2022	2021

	(in thousands)
Capital expenditures	$33,194	$31,887	$62,558	$82,138
Landlord assets under construction—net of tenant allowances	20,312	29,774	32,460	43,352
Adjusted capital expenditures	$53,506	$61,661	$95,018	$125,490

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 42

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	SIX MONTHS ENDED
	JULY 30,		JULY 31,
	2022		2021
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(in thousands)
Beginning of period	81	1,254	82	1,162
RH Design Galleries:
San Francisco Design Gallery	1	42.1	—	—
Dallas Design Gallery	—	—	1	38.0
RH Modern Galleries:
Dallas RH Modern Gallery	—	—	(1)	(3.9)
RH Baby & Child and TEEN Galleries:
Santa Monica Baby & Child and TEEN Gallery	—	—	(1)	(7.3)
RH Legacy Galleries:
San Francisco legacy Gallery	(1)	(4.8)	—	—
Dallas legacy Gallery	—	—	(1)	(8.4)
End of period	81	1,291	80	1,180
Total leased square footage at end of period(2)		1,737		1,580
Weighted-average leased square footage(3)		1,700		1,573
Weighted-average leased selling square footage(3)		1,270		1,172
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 4,800 square feet as of July 31, 2021 related to one owned retail location.

(2)	Total leased square footage includes approximately 5,400 square feet as of July 31, 2021 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 43

Three Months Ended July 30, 2022 Compared to Three Months Ended July 31, 2021

	THREE MONTHS ENDED
	JULY 30,			JULY 31,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$940,182	$51,438	$991,620	$947,618	$41,241	$988,859
Cost of goods sold	445,108	23,294	468,402	480,551	20,632	501,183
Gross profit	495,074	28,144	523,218	467,067	20,609	487,676
Selling, general and administrative expenses	264,206	24,598	288,804	223,492	15,196	238,688
Income from operations	$230,868	$3,546	$234,414	$243,575	$5,413	$248,988

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 44

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 46

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 47

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 48

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 49

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 50

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 51

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 52

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	SIX MONTHS ENDED
	JULY 30,	JULY 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$192,516	$316,718
Net cash used in investing activities	(64,078)	(84,077)
Net cash used in financing activities	(224,156)	(42,968)
Net increase (decrease) in cash and cash equivalents and restricted cash equivalents	(96,158)	189,765
Cash and cash equivalents and restricted cash equivalents at end of period	2,085,706	296,836

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 53

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 54

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 55

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Interest Rate Risk

We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 56

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 57

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. At the time our Form 10-Q for the fiscal quarter ended July 30, 2022 was originally filed on September 8, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Subsequent to that evaluation, and in connection with the restatement discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this report and the filing of this Form 10-Q/A, our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and concluded that, in connection with the matter that caused the restatement, our disclosure controls and procedures were not effective as of July 30, 2022.

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 58

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

This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the three and six months ended July 30, 2022 that are restated in this Form 10-Q/A. Additionally, this material weakness could result in misstatements of the related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

PART I. FINANCIAL INFORMATION	2022 SECOND QUARTER FORM 10-Q | 59

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

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2021 Form 10-K and our subsequent SEC filings. There have been no material changes to the risk factors disclosed in our 2021 Form 10-K, other than as described in our subsequent SEC filings.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended July 30, 2022, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES (1)	SHARE	OR PROGRAMS(2)	PLANS OR PROGRAMS(2)
				(in millions)
May 1, 2022 to May 28, 2022	—	$—	—	$450
May 29, 2022 to July 2, 2022	243	$231.66	—	$2,450
July 3, 2022 to July 30, 2022	1,000,000	$254.72	1,000,000	$2,195
Total	1,000,243		1,000,000
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program authorized by the Board of Directors on October 10, 2018, replenished on March 25, 2019 and June 2, 2022.

PART II. OTHER INFORMATION	2022 SECOND QUARTER FORM 10-Q | 60

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

PART II. OTHER INFORMATION	2022 SECOND QUARTER FORM 10-Q | 61

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.1	Term Loan Credit Agreement, dated as of October 20, 2021, as amended by the 2022 Incremental Amendment, dated as of May 13, 2022, by and among Restoration Hardware, Inc., as the borrower, the lenders party thereto and Bank of America, N.A., as administrative and collateral agent.	8-K	001-35720	May 17, 2022	10.2
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.

PART II. OTHER INFORMATION	2022 SECOND QUARTER FORM 10-Q | 62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2023	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2023	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: March 27, 2023	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2022 SECOND QUARTER FORM 10-Q | 63