Form 10-Q/A
period 2022-10-29
RH
filed 2023-03-27
CIK 1528849

Mz,,.,az

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

EXPLANATORY NOTE

RH (“we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2022 (the “Original Report”) to reflect a restatement due to errors in the calculation of net income per share.

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

In connection with the Restatement, we have also identified a material weakness in internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of October 29, 2022, including through the date of this Amendment. Refer to Item 4—Controls and Procedures of this Amendment.

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

3.    Part I, Item 4. Controls and Procedures. The description of Controls and Procedures is amended to reflect the Company’s conclusion that its disclosure controls and procedures were not effective as of October 29, 2022, including through the date of this Amendment as a result of a material weakness in its internal control over financial reporting.

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

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
ASSETS
Cash and cash equivalents	$2,150,466	$2,177,889
Restricted cash (Note 5)	3,882	—
Accounts receivable—net	58,563	57,914
Merchandise inventories	819,299	734,289
Prepaid expense and other current assets	234,247	121,350
Total current assets	3,266,457	3,091,442
Property and equipment—net	1,577,900	1,227,920
Operating lease right-of-use assets	536,452	551,045
Goodwill	141,021	141,100
Tradenames, trademarks and other intangible assets	74,269	73,161
Deferred tax assets	63,105	56,843
Equity method investments	97,005	100,810
Other non-current assets	127,506	298,149
Total assets	$5,883,715	$5,540,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$389,965	$442,379
Deferred revenue and customer deposits	361,113	387,933
Convertible senior notes due 2023—net	1,702	9,389
Convertible senior notes due 2024	—	3,600
Operating lease liabilities	77,858	73,834
Other current liabilities	104,538	146,623
Total current liabilities	935,176	1,063,758
Asset based credit facility	—	—
Term loan B—net	1,940,701	1,953,203
Term loan B-2—net	469,396	—
Real estate loans (Note 5)	17,912	—
Convertible senior notes due 2023—net	—	59,002
Convertible senior notes due 2024—net	41,696	184,461
Non-current operating lease liabilities	521,093	540,513
Non-current finance lease liabilities	656,643	560,550
Other non-current obligations	7,151	8,706
Total liabilities	4,589,768	4,370,193
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of October 29, 2022 and January 29, 2022	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 23,609,536 shares issued and outstanding as of October 29, 2022; 21,506,967 shares issued and outstanding as of January 29, 2022	2	2
Additional paid-in capital	313,887	620,577
Accumulated other comprehensive loss	(12,685)	(1,410)
Retained earnings	992,743	551,108
Total stockholders’ equity	1,293,947	1,170,277
Total liabilities and stockholders’ equity	$5,883,715	$5,540,470

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021
			(restated)

	(in thousands, except share and per share amounts)
Net revenues	$869,066	$1,006,428	$2,817,978	$2,856,079
Cost of goods sold	448,288	501,174	1,375,399	1,456,172
Gross profit	420,778	505,254	1,442,579	1,399,907
Selling, general and administrative expenses	250,528	232,715	832,627	690,492
Income from operations	170,250	272,539	609,952	709,415
Other expenses
Interest expense—net	31,417	13,223	78,536	40,112
Loss on extinguishment of debt	—	18,513	169,578	21,784
Other expense—net	1,989	—	4,841	—
Total other expenses	33,406	31,736	252,955	61,896
Income before income taxes and equity method investments	136,844	240,803	356,997	647,519
Income tax expense (benefit)	36,162	54,391	(70,867)	99,124
Income before equity method investments	100,682	186,412	427,864	548,395
Share of equity method investments losses	(1,922)	(2,313)	(6,118)	(6,894)
Net income	$98,760	$184,099	$421,746	$541,501
Weighted-average shares used in computing basic net income per share	23,681,482	21,430,557	23,588,464	21,200,146
Basic net income per share (Note 13)	$4.17	$8.59	$17.88	$25.54
Weighted-average shares used in computing diluted net income per share	26,098,265	31,291,079	26,947,087	31,493,396
Diluted net income per share (Note 13)	$3.78	$5.88	$15.65	$17.19

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 6

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$98,760	$184,099	$421,746	$541,501
Net losses from foreign currency translation	(4,890)	(2,097)	(11,275)	(1,397)
Comprehensive income	$93,870	$182,002	$410,471	$540,104

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	THREE MONTHS ENDED
		COMMON STOCK					TREASURY STOCK
					ACCUMULATED
				ADDITIONAL	OTHER				TOTAL
	MEZZANINE			PAID-IN	COMPREHENSIVE	RETAINED			STOCKHOLDERS'
	EQUITY	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	EARNINGS	SHARES	AMOUNT	EQUITY

		(in thousands, except share amounts)
Balances—July 30, 2022	$—	23,715,191	$2	$334,054	$(7,795)	$893,983	—	$—	$1,220,244
Stock-based compensation	—	—	—	10,187	—	—	—	—	10,187
Vested and delivered restricted stock units	—	1,119	—	(171)	—	—	—	—	(171)
Exercise of stock options	—	20,777	—	1,527	—	—	—	—	1,527
Repurchases of common stock	—	(127,557)	—	—	—	—	127,557	(31,710)	(31,710)
Retirement of treasury stock	—	—	—	(31,710)	—	—	(127,557)	31,710	—
Settlement of convertible senior notes	—	6	—	—	—	—	—	—	—
Net income	—	—	—	—	—	98,760	—	—	98,760
Net losses from foreign currency translation	—	—	—	—	(4,890)	—	—	—	(4,890)
Balances—October 29, 2022	$—	23,609,536	$2	$313,887	$(12,685)	$992,743	—	$—	$1,293,947

Balances—July 31, 2021	$30,515	21,407,717	$2	$583,112	$3,265	$219,964	—	$—	$806,343
Stock-based compensation	—	—	—	11,995	—	—	—	—	11,995
Vested and delivered restricted stock units	—	1,981	—	(706)	—	—	—	—	(706)
Exercise of stock options	—	55,419	—	4,101	—	—	—	—	4,101
Settlement of convertible senior notes	—	864,090	—	(592,414)	—	—	(864,074)	579,539	(12,875)
Exercise of call option under bond hedge upon settlement of convertible senior notes	—	(864,074)	—	579,539	—	—	864,074	(579,539)	—
Reclassification of equity component to mezzanine equity related to early converted senior notes outstanding—net	(16,944)	—	—	16,944	—	—	—	—	16,944
Net income	—	—	—	—	—	184,099	—	—	184,099
Net losses from foreign currency translation	—	—	—	—	(2,097)	—	—	—	(2,097)
Balances—October 30, 2021	$13,571	21,465,133	$2	$602,571	$1,168	$404,063	—	$—	$1,007,804

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 8

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

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421,746	$541,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,760	71,375
Non-cash operating lease cost	55,912	54,084
Asset impairments	19,080	7,354
Gain on sale of building and land	(775)	—
Amortization of debt discount	—	24,236
Stock-based compensation expense	33,725	37,426
Non-cash finance lease interest expense	23,526	19,468
Product recalls	560	840
Deferred income taxes	5,627	(122)
Loss on extinguishment of debt	169,578	21,784
Gain on derivative instruments—net	(1,724)	—
Share of equity method investments losses	6,118	6,894
Other non-cash items	5,542	(6,030)
Cash paid attributable to accretion of debt discount upon settlement of debt	—	(39,078)
Change in assets and liabilities:
Accounts receivable	(675)	(1,131)
Merchandise inventories	(96,598)	(89,225)
Prepaid expense and other assets	(152,892)	(39,168)
Landlord assets under construction—net of tenant allowances	(43,380)	(50,351)
Accounts payable and accrued expenses	(44,999)	(17,980)
Deferred revenue and customer deposits	(26,604)	104,419
Other current liabilities	(36,596)	(28,106)
Current and non-current operating lease liabilities	(56,936)	(59,194)
Other non-current obligations	(23,974)	(25,314)
Net cash provided by operating activities	336,021	533,682
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(109,675)	(153,774)
Proceeds from sale of asset	5,287	—
Equity method investments	(2,313)	(4,816)
Net cash used in investing activities	(106,701)	(158,590)

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 10

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loans	500,000	2,000,000
Repayments under term loans	(15,000)	—
Borrowings under real estate loans	16,000	—
Repayments under real estate loans	(4)	—
Repayments under promissory and equipment security notes	(13,157)	(17,164)
Repayments of convertible senior notes	(13,053)	(235,126)
Repayment under convertible senior notes repurchase obligation	(395,372)	—
Debt extinguishment costs	(8,059)	—
Debt issuance costs	(27,733)	(26,411)
Principal payments under finance leases—net	(6,798)	(10,511)
Proceeds from termination of convertible senior note hedges	231,796	—
Payments for termination of common stock warrants	(390,934)	—
Repurchases of common stock—including commissions	(286,441)	—
Proceeds from exercise of stock options	153,568	30,080
Tax withholdings related to issuance of stock-based awards	(494)	(19,354)
Net cash provided by (used in) financing activities	(255,681)	1,721,514
Effects of foreign currency exchange rate translation	(1,155)	34
Net increase (decrease) in cash and cash equivalents, restricted cash and restricted cash equivalents	(27,516)	2,096,640
Cash and cash equivalents, restricted cash and restricted cash equivalents
Beginning of period—cash and cash equivalents	2,177,889	100,446
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	3,975	6,625
Beginning of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$2,181,864	$107,071
End of period—cash and cash equivalents	2,150,466	2,198,961
End of period—restricted cash	3,882	—
End of period—restricted cash equivalents (acquisition related escrow deposits)	—	4,750
End of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$2,154,348	$2,203,711

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 11

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021
	(in thousands)
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$18,915	$12,313
Property and equipment additions acquired under real estate loans	(2,000)	—
Landlord asset additions in accounts payable and accrued expenses at period-end	6,924	28,666
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	221,886	32,405
Extinguishment of convertible senior notes related to repurchase obligation (Note 9)	(261,988)	—
Financing liability and embedded derivative arising from convertible senior notes repurchase (Note 9)	405,577	—
Shares issued on settlement of convertible senior notes	(14,705)	(674,549)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	14,705	660,784
Conversion of loan receivables into equity of variable interest entities (Note 5)	300	—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 12

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 13

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

We have restated the previously filed unaudited interim condensed consolidated financial statements to correct errors in our prior calculations of net income per share for the nine months ended October 29, 2022.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 14

The following table presents previously reported and restated financial statement line items in the condensed consolidated statements of income and Note 13—Net Income Per Share:

NINE MONTHS ENDED
OCTOBER 29,
2022
(in thousands, except share and per share amounts)
Net income - No impact	$421,746

Net income available to common stockholders - As reported	$591,324
Net income available to common stockholders - As restated	$421,746

Basic net income per share - As reported	$25.07
Basic net income per share - As restated	$17.88

Weighted-average shares—diluted - As reported	27,255,911
Weighted-average shares—diluted - As restated	26,947,087

Diluted net income per share - As reported	$21.70
Diluted net income per share - As restated	$15.65

This restatement has no impact on any other financial statement line items.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 15

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 16

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
Federal and state tax receivable(1)	$82,310	$—
Promissory notes receivable, including interest(2)	35,463	8,401
Other current assets	28,094	9,355
Capitalized catalog costs	23,337	22,194
Vendor deposits	23,227	19,610
Prepaid expenses	19,309	31,502
Tenant allowance receivable	8,686	15,355
Value added tax (VAT) receivable	7,831	4,529
Right of return asset for merchandise	5,990	6,429
Acquisition related escrow deposits	—	3,975
Total prepaid expense and other current assets	$234,247	$121,350
(1)	Refer to Note 12—Income Taxes.
(2)	Represents promissory notes, including principal and accrued interest, due from a related party. Refer to Note 5—Variable Interest Entities.

Other non-current assets consist of the following:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
Initial direct costs prior to lease commencement	$41,849	$57,087
Landlord assets under construction—net of tenant allowances	37,892	204,013
Capitalized cloud computing costs—net(1)	20,927	14,910
Other deposits	6,889	6,877
Deferred financing fees	3,436	4,123
Other non-current assets	16,513	11,139
Total other non-current assets	$127,506	$298,149
(1)	Presented net of accumulated amortization of $8.8 million and $4.0 million as of October 29, 2022 and January 29, 2022, respectively.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 17

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 18

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 19

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
Accounts payable	$180,484	$242,035
Accrued compensation	71,825	96,859
Accrued occupancy	33,888	28,088
Accrued freight and duty	22,577	21,888
Accrued sales taxes	21,746	24,811
Accrued interest	11,814	5,185
Accrued professional fees	8,990	5,892
Accrued catalog costs	4,277	4,127
Other accrued expenses	34,364	13,494
Total accounts payable and accrued expenses	$389,965	$442,379

Other current liabilities consist of the following:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
Unredeemed gift card and merchandise credit liability	$28,304	$22,712
Current portion of term loans	25,000	20,000
Allowance for sales returns	24,399	25,256
Finance lease liabilities	16,557	15,511
Current portion of equipment promissory notes	1,691	13,625
Federal and state tax payable(1)	—	31,364
Other current liabilities	8,587	18,155
Total other current liabilities	$104,538	$146,623
(1)	Refer to Note 12—Income Taxes.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 20

We recognize breakage associated with gift cards proportional to actual gift card redemptions. Breakage of $0.7 million and $0.5 million was recorded in net revenues in the three months ended October 29, 2022 and October 30, 2021, respectively. Breakage of $1.8 million and $1.4 million was recorded in net revenues in the nine months ended October 29, 2022 and October 30, 2021, respectively.

We expect that approximately 70% of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	OCTOBER 29,	JANUARY 29,
	2022	2022

	(in thousands)
Unrecognized tax benefits	$2,893	$3,471
Other non-current obligations	4,258	5,235
Total other non-current obligations	$7,151	$8,706

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Operating lease cost(1)	$25,153	$25,637	$75,190	$74,794
Finance lease costs
Amortization of leased assets(1)	13,964	10,860	38,334	32,574
Interest on lease liabilities(2)	8,564	6,711	23,526	19,468
Variable lease costs(3)	5,681	9,096	22,015	25,436
Sublease income(4)	(1,085)	(1,189)	(3,298)	(3,507)
Total lease costs—net	$52,277	$51,115	$155,767	$148,765
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2021 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $3.4 million and $6.9 million for the three months ended October 29, 2022 and October 30, 2021, respectively, and $15 million and $19 million for the nine months ended October 29, 2022 and October 30, 2021, respectively, as well as charges associated with common area maintenance of $2.3 million and $2.2 million for the three months ended October 29, 2022 and October 30, 2021, respectively, and $6.9 million and $6.6 million for the nine months ended October 29, 2022 and October 30, 2021, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included as an offset to selling, general and administrative expenses on the condensed consolidated statements of income.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 21

Lease right-of-use assets and lease liabilities consist of the following:

		OCTOBER 29,	JANUARY 29,
		2022	2022

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$536,452	$551,045
Finance leases(1)(2)	Property and equipment—net	1,092,787	784,327
Total lease right-of-use assets		$1,629,239	$1,335,372
Liabilities
Current(3)
Operating leases	Operating lease liabilities	$77,858	$73,834
Finance leases	Other current liabilities	16,557	15,511
Total lease liabilities—current		94,415	89,345
Non-current
Operating leases	Non-current operating lease liabilities	521,093	540,513
Finance leases	Non-current finance lease liabilities	656,643	560,550
Total lease liabilities—non-current		1,177,736	1,101,063
Total lease liabilities		$1,272,151	$1,190,408
(1)	Finance lease right-of-use assets include capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets on the condensed consolidated balance sheets upon lease commencement.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $211 million and $174 million as of October 29, 2022 and January 29, 2022, respectively.
(3)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 22

The maturities of lease liabilities are as follows as of October 29, 2022:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2022	$25,297	$12,226	$37,523
2023	98,805	49,454	148,259
2024	92,305	49,824	142,129
2025	89,936	51,259	141,195
2026	86,538	52,032	138,570
2027	81,205	53,214	134,419
Thereafter	241,401	963,165	1,204,566
Total lease payments(1)(2)	715,487	1,231,174	1,946,661
Less—imputed interest(3)	(116,536)	(557,974)	(674,510)
Present value of lease liabilities	$598,951	$673,200	$1,272,151
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $640 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of October 29, 2022, of which $5.0 million, $25 million, $36 million, $39 million, $40 million and $38 million will be paid in the remainder of fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026 and fiscal 2027, respectively, and $457 million will be paid subsequent to fiscal 2027.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	8.5	9.3
Finance leases	22.1	20.1
Weighted-average discount rate
Operating leases	4.04%	3.84%
Finance leases	5.32%	4.97%

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 23

Other information related to leases consists of the following:

	NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(75,570)	$(76,957)
Operating cash flows from finance leases	(23,526)	(19,774)
Financing cash flows from finance leases—net(1)	(6,798)	(10,511)
Total cash outflows from leases	$(105,894)	$(107,242)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$42,883	$151,548
Finance leases	108,547	73,855
(1)	Represents the principal portion of lease payments offset by tenant allowances received subsequent to lease commencement.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 24

The outstanding balances under the 2023 Notes and 2024 Notes were as follows:

	OCTOBER 29,			JANUARY 29,
	2022			2022
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST(1)	AMOUNT	AMOUNT	COST(1)	AMOUNT

	(in thousands)
Convertible senior notes due 2023(2)	$1,707	$(5)	$1,702	$74,390	$(5,999)	$68,391
Convertible senior notes due 2024(3)	41,904	(208)	41,696	219,638	(31,577)	188,061
Total convertible senior notes	$43,611	$(213)	$43,398	$294,028	$(37,576)	$256,452
(1)	As of October 29, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount. As of January 29, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount, as well as the previously outstanding equity component that was recombined upon the adoption of ASU 2020-06 in the first quarter of fiscal 2022, which was $5.7 million for the 2023 Notes and $30 million for the 2024 Notes. Refer to Note 2—Recently Issued Accounting Standards.
(2)	As of October 29, 2022, the 2023 Notes outstanding are current liabilities and are classified as convertible senior notes due 2023—net. The 2023 Notes outstanding as of January 29, 2022 included a current portion of $9.4 million and a non-current portion of $59 million.
(3)	As of October 29, 2022, the 2024 Notes outstanding are non-current liabilities and are classified as convertible senior notes due 2024—net. The 2024 Notes outstanding as of January 29, 2022 included a current portion of $3.6 million and a non-current portion of $184 million.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 25

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 26

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 27

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	OCTOBER 29,				JANUARY 29,
	2022				2022
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE(1)	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(2)	4.88%	$—	$—	$—	$—	$—	$—
Term loan B(3)	5.62%	1,980,000	(19,299)	1,960,701	1,995,000	(21,797)	1,973,203
Term loan B-2(4)	6.38%	500,000	(25,604)	474,396	—	—	—
Equipment promissory notes(5)	4.56%	1,691	—	1,691	14,785	(31)	14,754
Total credit facilities		$2,481,691	$(44,903)	$2,436,788	$2,009,785	$(21,828)	$1,987,957
(1)	The interest rates for the asset based credit facility, term loans and equipment promissory note represent the weighted-average interest rates as of October 29, 2022.
(2)	Deferred financing fees associated with the asset based credit facility as of October 29, 2022 and January 29, 2022 were $3.4 million and $4.1 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of July 29, 2026.
(3)	Represents the outstanding balance of the Term Loan B (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $1,961 million and $20 million were included in term loan B—net and other current liabilities, respectively, on the condensed consolidated balance sheets, respectively, in both periods presented. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(4)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $474 million and $5.0 million were included in term loan B-2—net and other current liabilities, respectively, on the condensed consolidated balance sheets as of October 29, 2022. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(5)	Represents total equipment security notes secured by certain of our property and equipment, all of which was included in other current liabilities on the condensed consolidated balance sheets as of October 29, 2022.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 28

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 29

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 30

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 31

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 32

NOTE 13—NET INCOME PER SHARE

The calculation of our net income per share is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021
			(restated)

	(in thousands, except share and per share amounts)
Net income available to common stockholders	$98,760	$184,099	$421,746	$541,501

Weighted-average shares—basic	23,681,482	21,430,557	23,588,464	21,200,146
Effect of dilutive stock-based awards	2,209,736	6,462,775	2,943,274	6,645,663
Effect of dilutive convertible senior notes(1)	207,047	3,397,747	415,349	3,647,587
Weighted-average shares—diluted	26,098,265	31,291,079	26,947,087	31,493,396
Basic net income per share	$4.17	$8.59	$17.88	$25.54
Diluted net income per share	$3.78	$5.88	$15.65	$17.19
(1)	We adopted ASU 2020-06 in the first quarter of fiscal 2022, and the adoption requires the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes to be determined under the if-converted method which assumes share settlement of the entire convertible debt instrument. Prior to adoption of ASU 2020-06, we applied the treasury stock method to determine the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes, and the 2023 Notes and the 2024 Notes had an impact on our dilutive share count beginning at stock prices of $193.65 per share and $211.40 per share, respectively.

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

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes prior to extinguishment during the period, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021
			(restated)
Options	1,084,920	121,587	1,083,745	86,474
Restricted stock units	19,310	—	19,443	—
Convertible senior notes	—	—	308,824	—

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 33

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 34

Information about stock options outstanding, vested or expected to vest, and exercisable as of October 29, 2022 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	LIFE (IN YEARS)	PRICE	OPTIONS	PRICE
$25.39 — $45.82	276,530	3.53	$35.63	276,530	$35.63
$50.00 — $50.00	1,000,000	4.51	50.00	1,000,000	50.00
$53.47 — $61.30	197,830	1.56	61.19	197,830	61.19
$75.43 — $75.43	1,000,000	0.67	75.43	1,000,000	75.43
$87.31 — $154.82	798,216	6.80	132.81	226,266	123.03
$156.40 — $380.53	373,480	8.19	280.31	66,885	270.24
$385.30 — $716.75	827,250	8.05	419.05	713,330	389.36
Total	4,473,306		$157.54	3,480,841	$135.32
Vested or expected to vest	4,247,547		$152.62

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of October 29, 2022.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 35

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 36

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

The following table presents segment operating income and income before income taxes and equity method investments:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Operating income:
RH Segment	$173,162	$276,091	$639,219	$721,343
Waterworks	7,187	2,619	22,394	14,274
Asset impairments	(10,926)	—	(19,080)	(7,354)
Non-cash compensation	(4,136)	(5,831)	(14,315)	(17,559)
Employer payroll taxes on option exercise	—	—	(11,717)	—
Professional fees	—	—	(7,469)	—
Compensation settlements	—	—	(3,483)	—
Recall accrual	—	(340)	(560)	(840)
Legal settlement	4,188	—	4,188	—
Gain on sale of building and land	775	—	775	—
Reorganization related costs	—	—	—	(449)
Income from operations	170,250	272,539	609,952	709,415
Interest expense—net	31,417	13,223	78,536	40,112
Loss on extinguishment of debt	—	18,513	169,578	21,784
Other expense—net	1,989	—	4,841	—
Income before income taxes and equity method investments	$136,844	$240,803	$356,997	$647,519

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 37

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

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting:

	OCTOBER 29,				JANUARY 29,
	2022				2022

	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$141,021	$—	$—	$141,021	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets(2)	57,269	17,000	—	74,269	56,161	17,000	—	73,161
Equity method investments	—	539	96,466	97,005	—	—	100,810	100,810
Total assets	5,573,649	207,153	102,913	5,883,715	5,259,719	179,941	100,810	5,540,470
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 38

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 39

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 40

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

As of October 29, 2022, we operated the following number of locations:

COUNT
RH
Design Galleries	28
Legacy Galleries	35
Modern Galleries	1
Baby & Child and TEEN Galleries	3
Total Galleries	67
Outlets	39
Guesthouse	1
Waterworks Showrooms	14

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 41

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 42

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 43

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	OCTOBER 29,	% OF NET	OCTOBER 30,	% OF NET	OCTOBER 29,	% OF NET	OCTOBER 30,	% OF NET
	2022	REVENUES	2021	REVENUES	2022	REVENUE	2021	REVENUES

	(dollars in thousands)
Net revenues	$869,066	100.0%	$1,006,428	100.0%	$2,817,978	100.0%	$2,856,079	100.0%
Cost of goods sold	448,288	51.6	501,174	49.8	1,375,399	48.8	1,456,172	51.0
Gross profit	420,778	48.4	505,254	50.2	1,442,579	51.2	1,399,907	49.0
Selling, general and administrative expenses	250,528	28.8	232,715	23.1	832,627	29.6	690,492	24.2
Income from operations	170,250	19.6	272,539	27.1	609,952	21.6	709,415	24.8
Other expenses
Interest expense—net	31,417	3.7	13,223	1.4	78,536	2.7	40,112	1.3
Loss on extinguishment of debt	—	—	18,513	1.8	169,578	6.0	21,784	0.8
Other expense—net	1,989	0.2	—	—	4,841	0.2	—	—
Total other expenses	33,406	3.9	31,736	3.2	252,955	8.9	61,896	2.1
Income before income taxes and equity method investments	136,844	15.7	240,803	23.9	356,997	12.7	647,519	22.7
Income tax expense (benefit)	36,162	4.1	54,391	5.4	(70,867)	(2.5)	99,124	3.5
Income before equity method investments	100,682	11.6	186,412	18.5	427,864	15.2	548,395	19.2
Share of equity method investments losses	(1,922)	(0.2)	(2,313)	(0.2)	(6,118)	(0.2)	(6,894)	(0.2)
Net income	$98,760	11.4%	$184,099	18.3%	$421,746	15.0%	$541,501	19.0%

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 44

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Net income	98,760	184,099	421,746	541,501
Interest expense—net(1)	31,417	13,223	78,536	40,112
Loss on extinguishment of debt(1)	—	18,513	169,578	21,784
Other expense—net(1)	1,989	—	4,841	—
Income tax expense (benefit)(1)	36,162	54,391	(70,867)	99,124
Share of equity method investments losses(1)	1,922	2,313	6,118	6,894
Operating income	170,250	272,539	609,952	709,415
Asset impairments(2)	10,926	—	19,080	7,354
Non-cash compensation(3)	4,136	5,831	14,315	17,559
Employer payroll taxes on option exercise(4)	—	—	11,717	—
Professional fees(5)	—	—	7,469	—
Compensation settlements(6)	—	—	3,483	—
Recall accrual(7)	—	340	560	840
Legal settlements(8)	(4,188)	—	(4,188)	—
Gain on sale of building and land(9)	(775)	—	(775)	—
Reorganizational related costs(10)	—	—	—	449
Adjusted operating income	$180,349	$278,710	$661,613	$735,617
(1)	Refer to discussion “Three Months Ended October 29, 2022 Compared to Three Months Ended October 30, 2021” and “Nine Months Ended October 29, 2022 Compared to Nine Months Ended October 30, 2021” below for a discussion of our results of operations for the three and nine months ended October 29, 2022 and October 30, 2021.
(2)	The three and nine months ended October 29, 2022 include inventory impairment of $11 million. The nine months ended October 29, 2022 also includes asset impairment related to property and equipment of Galleries under construction, as well as lease impairment of $1.0 million due to the early exit of a leased facility. The nine months ended October 30, 2021 represents asset impairments.
(3)	Represents the amortization of the non-cash compensation charge related to a fully vested option grant made to Mr. Friedman in October 2020.
(4)	Represents employer payroll tax expense related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022.
(5)	Represents professional fees contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(6)	Represents compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary.
(7)	Represents accruals associated with product recalls.
(8)	Represents a favorable legal settlement associated with a lease arrangement.
(9)	Represents gain on sale of building and land.
(10)	Represents severance costs and related payroll taxes associated with reorganizations.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 45

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$98,760	$184,099	$421,746	$541,501
Adjustments pre-tax:
Loss on extinguishment of debt(1)	—	18,513	169,578	21,784
Asset impairments(1)	10,926	—	19,080	7,354
Non-cash compensation(1)	4,136	5,831	14,315	17,559
Employer payroll taxes on option exercise(1)	—	—	11,717	—
Professional fees(1)	—	—	7,469	—
Compensation settlements(1)	—	—	3,483	—
Recall accrual(1)	—	340	560	840
Legal settlements(1)	(4,188)	—	(4,188)	—
Gain on derivative instruments—net(2)	—	—	(1,724)	—
Gain on sale of building and land(1)	(775)	—	(775)	—
Amortization of debt discount(3)	—	4,023	—	15,869
Reorganization related costs(1)	—	—	—	449
Subtotal adjusted items	10,099	28,707	219,515	63,855
Impact of income tax items(4)	(427)	(6,518)	(191,621)	(9,774)
Share of equity method investments losses(1)	1,922	2,313	6,118	6,894
Adjusted net income	$110,354	$208,601	$455,758	$602,476
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents net gain on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(3)	Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (which was adopted as of the first quarter of fiscal 2022) (“ASU 2020-06”), certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflected the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes through fiscal 2021 for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we amortized as debt discount an amount equal to the fair value of the equity components as interest expense on the 2023 Notes and 2024 Notes over their expected lives. The equity components represented the difference between the proceeds from the issuance of the 2023 Notes and 2024 Notes and the fair value of the liability components of the 2023 Notes and 2024 Notes, respectively. Amounts were presented net of interest capitalized for capital projects of $2.8 million and $8.4 million during the three and nine months ended October 30, 2021, respectively. No amortization of the debt discounts were recognized during the three and nine months ended October 29, 2022, since we recombined the previously outstanding equity component of the 2023 Notes and 2024 Notes upon the adoption of ASU 2020-06.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 46

(4)	For fiscal 2022, we exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as tax benefits related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022. The adjustments for the three and nine months ended October 29, 2022 are based on adjusted tax rates of 24.9% and 20.9%, respectively. Our previously reported adjustments for the three and nine months ended October 29, 2022 in our Original Report were based on an adjusted tax rate of 0.0%. Refer to the Explanatory Note in this Amendment.

The adjustments for the three and nine months ended October 30, 2021 are based on adjusted tax rates of 22.6% and 15.3%, respectively, which excludes the tax impact associated with our share of equity method investments losses.

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

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$98,760	$184,099	$421,746	$541,501
Depreciation and amortization	28,032	24,819	79,760	71,375
Interest expense—net	31,417	13,223	78,536	40,112
Income tax expense (benefit)	36,162	54,391	(70,867)	99,124
EBITDA	194,371	276,532	509,175	752,112
Loss on extinguishment of debt(1)	—	18,513	169,578	21,784
Non-cash compensation(2)	10,187	11,995	33,725	37,426
Asset impairments(1)	10,926	—	19,080	7,354
Employer payroll taxes on option exercise(1)	—	—	11,717	—
Professional fees(1)	—	—	7,469	—
Share of equity method investments losses(1)	1,922	2,313	6,118	6,894
Capitalized cloud computing amortization(3)	1,747	970	4,800	2,432
Compensation settlements(1)	—	—	3,483	—
Other expense—net(1)	1,989	—	4,841	—
Recall accrual(1)	—	340	560	840
Legal settlements(1)	(4,188)	—	(4,188)	—
Gain on sale of building and land(1)	(775)	—	(775)	—
Reorganization related costs(1)	—	—	—	449
Adjusted EBITDA	$216,179	$310,663	$765,583	$829,291
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents non-cash compensation related to equity awards granted to employees.
(3)	Represents amortization associated with capitalized cloud computing costs.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 47

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 29,	OCTOBER 30,	OCTOBER 29,	OCTOBER 30,
	2022	2021	2022	2021

	(in thousands)
Capital expenditures	$47,117	$71,636	$109,675	$153,774
Landlord assets under construction—net of tenant allowances	10,920	6,999	43,380	50,351
Adjusted capital expenditures	$58,037	$78,635	$153,055	$204,125

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	NINE MONTHS ENDED
	OCTOBER 29,		OCTOBER 30,
	2022		2021
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	81	1,254	82	1,162
RH Design Galleries:
San Francisco Design Gallery	1	42.1	—	—
Dallas Design Gallery	—	—	1	38.0
Oak Brook Design Gallery	—	—	1	37.7
RH Modern Galleries:
Dallas RH Modern Gallery	—	—	(1)	(3.9)
RH Baby & Child and TEEN Galleries:
Santa Monica Baby & Child and TEEN Gallery	—	—	(1)	(7.3)
RH Legacy Galleries:
Tysons legacy Gallery (relocation)	—	—	—	8.5
San Francisco legacy Gallery	(1)	(4.8)	—	—
Dallas legacy Gallery	—	—	(1)	(8.4)
Oak Brook legacy Gallery	—	—	(1)	(10.0)
End of period	81	1,291	80	1,217
Total leased square footage at end of period(2)		1,737		1,624
Weighted-average leased square footage(3)		1,713		1,583
Weighted-average leased selling square footage(3)		1,277		1,180
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 4,800 square feet as of October 30, 2021 related to one owned retail location.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 48

(2)	Total leased square footage includes approximately 5,400 square feet as of October 30, 2021 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

In addition, we operated one RH Guesthouse with leased square footage of approximately 24,800 square feet as of October 29, 2022.

Three Months Ended October 29, 2022 Compared to Three Months Ended October 30, 2021

	THREE MONTHS ENDED
	OCTOBER 29,			OCTOBER 30,
	2022			2021
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$821,260	$47,806	$869,066	$964,859	$41,569	$1,006,428
Cost of goods sold	426,313	21,975	448,288	480,496	20,678	501,174
Gross profit	394,947	25,831	420,778	484,363	20,891	505,254
Selling, general and administrative expenses	231,884	18,644	250,528	214,103	18,612	232,715
Income from operations	$163,063	$7,187	$170,250	$270,260	$2,279	$272,539
(1)	The results for the Real Estate segment were immaterial in the three months ended October 29, 2022 and, therefore, such results are presented within the RH Segment for such period. There was no income from operations for the Real Estate segment in the three months ended October 29, 2022. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 50

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 52

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 53

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 54

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 55

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

Certain Transactions Related to Convertible Senior Notes

In the first and second quarters of fiscal 2022, we entered into certain transactions in connection with the 2023 Notes and 2024 Notes.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 56

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 57

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 58

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

Convertible Senior Notes

Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on the 2023 Notes and 2024 Notes.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 59

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 60

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 61

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 62

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. At the time our Form 10-Q for the fiscal quarter ended October 29, 2022 was originally filed on December 8, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Subsequent to that evaluation, and in connection with the restatement discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this report and the filing of this Form 10-Q/A, our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and concluded that, in connection with the matter that caused the restatement, our disclosure controls and procedures were not effective as of October 29, 2022.

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 63

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

This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the nine months ended October 29, 2022 that are restated in this Form 10-Q/A. Additionally, this material weakness could result in misstatements of the related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

PART I. FINANCIAL INFORMATION	2022 THIRD QUARTER FORM 10-Q | 64

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended October 29, 2022, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES (1)	SHARE	OR PROGRAMS(2)	PLANS OR PROGRAMS(2)
				(in millions)
July 31, 2022 to August 27, 2022	—	$—	—	$2,195
August 28, 2022 to October 1, 2022	830	$248.64	127,557	$2,164
October 2, 2022 to October 29, 2022	—	$—	—	$2,164
Total	830		127,557
(1)	Reflects shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program authorized by the Board of Directors on October 10, 2018, replenished on March 25, 2019 and June 2, 2022.

PART II. OTHER INFORMATION	2022 THIRD QUARTER FORM 10-Q | 65

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

PART II. OTHER INFORMATION	2022 THIRD QUARTER FORM 10-Q | 66

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.

PART II. OTHER INFORMATION	2022 THIRD QUARTER FORM 10-Q | 67

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2023	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2023	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: March 27, 2023	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2022 THIRD QUARTER FORM 10-Q | 68