Form 10-K
period 2023-01-28
RH
filed 2023-03-29
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ⌧

As of July 29, 2022, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $5,735,685,246. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 24, 2023, 22,045,437 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 28, 2023.

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

We have experienced significant fluctuations in the growth of our business and our high rates of growth may not be sustained in future time periods.

We have identified a material weakness in our internal control over financial reporting and in our disclosure controls and procedures.

Changes in consumer spending may adversely affect our revenue and results of operations, including as a result of economic downturns.

We could be adversely affected if merchandise purchased from our vendors is defective or otherwise does not meet our product quality standards.

Our business depends on the strength of our brand and continuing investments in our brand will be an important requirement for our future success.

We could be adversely affected by competition in the home furnishings sector.

We are subject to risks associated with our dependence on foreign manufacturing and imports.

We may be adversely affected by any disruptions in our ability to obtain quality merchandise, including products that are produced by artisans and specialty vendors.

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

We face product liability risks and certain of our products may be subject to recalls or other actions by regulatory authorities, which could have a material adverse effect on our business and reputation.

We may be affected by legal and regulatory proceedings in which we are involved from time to time, including litigation, claims, investigations and regulatory and other proceedings.

Compliance with laws, including laws relating to our business activities outside of the U.S., may be costly or otherwise adversely affect the way we do business.

Risks Related to Ownership of Our Common Stock

Our common stock price may be volatile or decline regardless of our operating performance.

We do not expect to pay any cash dividends for the foreseeable future.

We face various risks in connection with our share repurchase program.

We may issue additional shares of our common stock or instruments convertible into shares of our common stock and thereby materially and adversely affect the market price of our common stock.

The terms of our outstanding indebtedness may delay or hinder an otherwise beneficial takeover attempt of us.

General Risks

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

PART I

ITEM 1.     BUSINESS

Overview

RH (collectively, “we,” “us,” or the “Company”) is a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Source Books. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings.

Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada, and the U.K., and have an integrated RH Hospitality experience in 14 of our Design Gallery locations, which includes Restaurants and Wine Bars.

In addition, we opened our first RH Guesthouse in New York in September 2022, a first-of-its-kind hospitality experience for travelers seeking privacy and luxury. The property features six guest rooms, three guest suites and a private residence, as well as The Dining Room & Terrace.

Macroeconomic Factors

There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation, rising interest and mortgage rates, and uncertainties in the global financial markets related to the foregoing as well as, among other things, the war in Ukraine and recent failures of several financial institutions, including Silicon Valley Bank and others. These and other macroeconomic factors may have a number of adverse effects on economic conditions and markets in which we operate, including the housing market, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have a negative impact on demand for our products. We believe that these macroeconomic factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors. For more information, refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.

Key Value-Driving Strategies

In order to achieve our long-term strategies of Product Elevation, Platform Expansion and Cash Generation as well as drive growth across our business, we are focused on the following key strategies and business initiatives:

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve industry-leading revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Contemporary, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

Gallery Transformation. Our product is elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market in North America will unlock the value of our vast assortment, generating an expected annual revenue opportunity for our business of $5 to $6 billion. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into most of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

PART I	FORM 10-K | 1

Brand Elevation. We are evolving the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of Products, Places, Services and Spaces designed to elevate and render our product more valuable while establishing the RH brand as a thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of our RH Guesthouse in New York in September 2022, and are in the process of constructing our second RH Guesthouse in Aspen. Additionally, we are creating bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley, RH1 & RH2, our private jets, and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

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

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally with the objective of launching international locations in Europe beginning with the opening of RH England, The Gallery at the Historic Aynho Park, this summer. We have secured a number of locations in various markets in the U.K. and continental Europe for future Design Galleries and are currently in lease or purchase negotiations for additional locations.

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

Retail Locations

As of January 28, 2023, our retail locations comprise RH Galleries and Waterworks Showrooms:

		AVERAGE LEASED SELLING
	COUNT	SQUARE FOOTAGE (1)
RH
Design Galleries(2)	28	33,800
Legacy Galleries	35	7,400
Modern Galleries	1	12,800
Baby & Child and TEEN Galleries	3	2,800
Total Galleries	67
Waterworks Showrooms	14	4,100
Total retail locations	81
(1)	Average leased selling square footage is calculated based on total leased selling square footage divided by total locations. Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.
(2)	We have an integrated RH Hospitality experience in fourteen of our Design Galleries. We also have RH Hospitality in our one RH Guesthouse.

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

We believe situating our Galleries in desirable locations, such as iconic buildings and luxury retail shopping centers, is critical to the success of our business. New sites are identified based on a variety of store-specific factors – including unique architecture, geographic location, demographics, and proximity to affluent consumers – in addition to our ability to negotiate favorable economic terms and to procure permits and complete construction in a timely manner. We pursue a market-based sales strategy, whereby we assess each market’s overall sales potential and how best to approach the market across all of our channels. We customize square footage, as well as Source Book circulation, to maximize each market’s sales potential and increase our return on invested capital.

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

First, we have architected Design Galleries to be innovative and flexible formats that will enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. We will continue to utilize these designs and innovate based on key learnings from more recent Design Gallery openings. Our most common Design Galleries have approximately 30,000 to 40,000 leased selling square feet, inclusive of our integrated hospitality experience, and present our product assortments across our businesses and contain interior design offices and presentation rooms where design professionals work with clients on their projects. These designs are capital efficient and accelerate the development process. Examples of these upcoming Galleries include Palo Alto, California and Cleveland, Ohio.

Second, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York and Chicago. These iconic locations are highly profitable statements for our brand, and we believe they create a long-term competitive advantage that will be difficult to duplicate. We opened our Bespoke Design Gallery, RH San Francisco, The Gallery at the Historic Bethlehem Steel Building, in May 2022 and expect to open additional Bespoke locations in the coming years, including RH England, The Gallery at the Historic Aynho Park, RH New Jersey, The Gallery at the Historic Alnwick Hall and other locations in the U.S. and Europe.

Third, we will continue to open Bespoke Galleries in the best second-home markets where Galleries are tailored to reflect the local culture and are sized to the potential of each market. Examples of current Bespoke Galleries include our location in Yountville, California, as well as our Gallery under development in Aspen, Colorado.

Fourth, we have developed alternative Design Gallery formats with varying sizes that are suited to many smaller and mid-sized North American markets, and we are testing this approach as we open new Galleries in different new locations.

Finally, we believe there is an opportunity to address new markets locally by opening new Design Studios in neighborhoods, towns and small cities where the wealthy and affluent live, visit and vacation. We have several existing locations that validate this strategy in East Hampton, Yountville, Los Gatos, Pasadena and our former San Francisco Gallery in the Design District, where we have approximately 2,000 to 5,000 square feet and are able to generate substantial annual revenues.

The cadence of our Gallery openings depends upon a number of factors. We plan to expand our product sales to additional international markets and have signed agreements for Design Galleries in several locations outside of North America, including the U.K., France, Germany, Spain, Italy and Belgium.

4 | FORM 10-K	PART I

The following tables present our retail location metrics:

	YEAR ENDED
	JANUARY 28,		JANUARY 29,
	2023		2022
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	81	1,254	82	1,162
RH Design Galleries:
San Francisco Design Gallery	1	42.1	—	—
Dallas Design Gallery	—	—	1	38.0
Oak Brook Design Gallery	—	—	1	37.7
Jacksonville Design Gallery	—	—	1	37.7
RH Modern Galleries:
Dallas RH Modern Gallery	—	—	(1)	(3.9)
RH Baby & Child and TEEN Galleries:
Santa Monica Baby & Child and TEEN Gallery	—	—	(1)	(7.3)
RH Legacy Galleries:
San Francisco legacy Gallery	(1)	(4.8)	—	—
Troy legacy Gallery (relocation)	—	(5.3)	—	—
Dallas legacy Gallery	—	—	(1)	(8.4)
Oak Brook legacy Gallery	—	—	(1)	(10.0)
Tysons legacy Gallery (relocation)	—	—	—	8.5
End of period	81	1,286	81	1,254
Total leased square footage at end of period(2)		1,729		1,672
Weighted-average leased square footage(3)		1,719		1,602
Weighted-average leased selling square footage(3)		1,281		1,197
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 4,800 square feet as of fiscal 2021 related to one owned retail location.

(2)	Total leased square footage includes approximately 5,400 square feet as of fiscal 2021 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

In addition to the retail locations, in fiscal 2022 we opened our RH Guesthouse with approximately 13,800 leased selling square footage.

PART I	FORM 10-K | 5

The following list shows the number of retail locations in each U.S. state, each Canadian province and in the U.K. where we operate as of January 28, 2023:

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

Websites

Our primary RH websites, www.rh.com, www.rhmodern.com, www.rhbabyandchild.com and www.rhteen.com, provide our customers with the ability to purchase our merchandise online. We sell Waterworks products online through www.waterworks.com.

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

Source Books

We produce a series of catalogs, which we refer to as Source Books, to showcase our merchandise assortment. Our Source Books include RH Interiors, RH Modern, RH Outdoor, RH Baby & Child and TEEN, RH Beach House, RH Ski House and RH Rugs. Additionally, we launched the RH Contemporary Source Book in fiscal 2022. Our Source Books are one of our primary branding and advertising vehicles. We have found that merchandise assortments displayed in our Source Books contribute to increased sales of those products across all of our channels. As in our Galleries, our Source Books present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Source Books also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Source Books is coordinated in-house in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our Source Book production costs.

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

Outlet Stores

Our outlet stores are branded as RH Outlet or Restoration Hardware Outlet and are typically located in outlet malls. Our outlet stores serve as a key part of our reverse logistics platform and provide an efficient means to sell primarily returned merchandise and, to a lesser extent, discontinued and overstock merchandise outside of our core sales channels. As of January 28, 2023, we operated 37 outlet stores.

Marketing and Advertising

Our Galleries, websites and Source Books are the primary branding and advertising vehicles for the RH brand. In addition, we employ a variety of marketing and advertising techniques to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted Source Book circulation, email communications, promotional mailings, print advertisements, and public relations activities and events. We use our customer database to tailor our programs and increase the efficiency of our marketing and promotional initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investment.

The highly differentiated design aesthetic and environment of our Galleries drives customer traffic not only to our physical spaces but also to our websites. Our Source Books and targeted emails further reinforce the RH brand image and drive sales across all of our channels. We also participate in a wide range of other marketing, promotional and public relations activities. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-Gallery events related to new Gallery openings and product launches. In addition, we engage in print advertising in brand-relevant publications such as Architectural Digest, Elle Décor, T: The New York Times Style Magazine, WSJ. Magazine, Business of Home, Luxe Interiors + Designs, C Magazine and others. We believe that these efforts drive increased brand awareness, leading to higher sales over time.

RH Members Program

The RH Members Program reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across the RH brand, excluding RH Hospitality and Waterworks, in addition to other benefits, including complimentary design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value, which has resulted in orders and sales being more evenly distributed throughout the year. During fiscal 2022, our members drove approximately 97% of sales in our core RH business, and we had approximately 351,000 members at year end. Our core RH business reflects the product categories that the membership discount can be applied to, and, as a result, sales generated via Outlet, Contract, Hospitality or Waterworks are excluded. We believe our membership model enhances the customer experience, renders our brand more valuable, improves operational execution and reduces costs.

PART I	FORM 10-K | 7

Sourcing

Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. We work closely with vendors and manufacturers to ensure that our high standards of quality and timely delivery of merchandise are met. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2022, we sourced approximately 75% of our purchase dollar volume from approximately 25 vendors. In fiscal 2022, one vendor accounted for 13% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2022, 71% of our products were sourced from Asia, with 29% sourced from China, 12% from the United States and the remainder from other countries and regions.

We have a limited number of long-term merchandise supply contracts, but we believe that we generally have strong relationships with our product vendors. Although we transact business primarily on an order-by-order basis, we typically work with many of our vendors over extended periods of time, and many vendors continue to make long-term capacity investments to serve our increasing demands. We develop relationships with our vendors in order to achieve significant cost savings and improve our product development process by eliminating the use of most third-party purchasing agents in favor of a model in which we directly manage our vendors.

Distribution and Delivery

We manage the distribution and delivery of our products through our distribution centers. We currently operate three furniture fulfillment centers and one small-parcel fulfillment center servicing RH products, which are located strategically in four markets throughout the United States. We have one fulfillment center in the United States servicing Waterworks products.

We operate portions of our home delivery services in 21 key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We offer a white glove home delivery service for our larger merchandise and furniture categories, where third-party personnel deliver fully assembled items to the location of our customers’ choice. We believe there is an opportunity to improve the customer experience by taking greater control of the home delivery experience over time. We believe that many third-party furniture delivery providers are designed to support mass and mid-market companies and that significant opportunity exists for developing improved solutions for the luxury market. We believe we have dramatically enhanced the customer experience while reducing return rates, damages and deliveries per order by enhancing the quality of our delivery providers through metric-based accountability standards.

In addition, we have one third-party distribution center in Europe and continue to develop our supply chain strategy in connection with our global expansion.

We believe our supply chain and fulfillment operations allow us to manage customer orders and distribute merchandise to our customers in an efficient and cost-effective manner, and we continue to identify opportunities to improve the delivery of our products.

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

We compete with the interior design trade and specialty stores, as well as antique dealers and other merchants that provide unique items and custom-designed products at higher price points. We also compete with a number of other home furnishing retailers, including national and regional businesses as well as new market participants. We will face new competitors as we expand our business globally. In addition, we compete with mail order catalogs and online retailers focused on home furnishings.

8 | FORM 10-K	PART I

We compete by offering what we believe is superior quality, highly distinctive design styles and a sophisticated lifestyle presentation in our product offering. We also believe that our success depends in substantial part on our ability to originate and define product trends, as well as to timely anticipate, gauge and react to changing consumer demands. Many of our competitors seek to compete with us by offering products that are similar to our merchandise at lower price points. Certain of our competitors are larger and have greater financial, marketing and other resources than us. However, many smaller specialty retailers may lack the financial resources, infrastructure, scale and national brand identity necessary to compete effectively with us.

Our People

We are a vision-led organization with a strong culture, led by our Chairman and Chief Executive Officer, Gary Friedman, in partnership with our senior leadership team. Together, they instill a company-wide commitment to our Vision, Values and Beliefs. Our Values – People, Quality, Service, and Innovation – are brought to life by our associates across the organization.

Our success and future growth depends largely upon the continued service of our leadership team, as well as our talented associates across all parts of our organization. Our business success also depends on our ability to attract, hire and retain qualified individuals. We endeavor to reward individual and team contribution, demonstrated by the delivery of long-term, sustainable results. Our compensation programs are designed to align the interests of our officers and associates with our Vision, Values and objectives, as well as our business strategy.

RH is an equal opportunity employer, and we believe in meritocratic hiring. Our goal is to have the right person in every position throughout our organization. We strongly believe our performance is enhanced by a workforce composed of individuals with diverse backgrounds, skills and experience that align with the needs of our business, culture and Values. We have a policy that prohibits us from discriminating against any applicant or associate and this policy governs all aspects of employment, including recruitment, hiring, training, promotion, compensation, discipline, job assignments, benefits, transfer and discharge. We believe that our commitment to diversity is demonstrated by the composition of our workforce.

We are committed to operating our environments with the highest safety standards to ensure the health and well-being of our guests and team members. We require our vendors to adhere to our Vendor Code of Conduct, which can be found on the Investor Relations section of our website, located at ir.rh.com under “Governance / Environmental, Social & Governance.”

Certain headcount data is set forth in the following table:

	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(approximate)
Total associates(1)	6,180	6,470	5,200
Retail and Outlet associates	2,090	2,300	2,200
Hospitality associates	1,580	1,320	660
Part-time associates	720	850	510
(1)	None of our associates are represented by a union, and we have had no labor-related work stoppages.

Environmental, Social and Governance

Our environmental, social and certain other governance efforts are implemented through our environmental, social and governance (“ESG”) programs, which are designed to align our approach to ESG issues with the interests of our people, customers and shareholders and their respective ESG concerns.

PART I	FORM 10-K | 9

Intellectual Property

The “RH,” “Restoration Hardware,” “RH Interiors,” “RH Contemporary,”  “RH Modern,” “RH Outdoor,” “RH Baby & Child,” “RH TEEN,” “RH Beach House,” “RH Ski House,” “RH Guesthouse,” “RH Rugs,” “The World of RH” and “Waterworks,” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including “rh.com,” “restorationhardware.com,” “rhmodern.com,” “rhbabyandchild.com,” “rhteen.com,” “rhbeachouse.com,” “rhskihouse.com,” “rhguesthouse.com,” “waterworks.com” and others that include our trademarks. These domain names are perpetually renewable. We own design patents or pending design patent applications to protect the ornamental appearance of several of our products. These design patents are valid for 15 years from their date of issuance. We own copyrights, including copyright registrations or pending applications, for our website and our Source Books. We believe that our trademarks, domain names, design patents, and copyrights have significant value and we vigorously protect them against infringement.

Fluctuation in Quarterly Results

Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, changes in retail locations, the timing of Source Book releases, and the extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. For example, we have historically experienced some seasonality in our business trends as our sales are typically higher in the second fiscal quarter, which correlates to a peak selling season for outdoor items and outdoor furniture. As a result of these factors, our working capital requirements and demands may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

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

We are undertaking a large number of new business initiatives at the same time, including efforts to expand our business through (i) international expansion, (ii) enhancement of our merchandise assortment and improvements to the quality of our products and services, and (iii) launching new business initiatives, including real estate development and the expansion of RH Hospitality. We have introduced a number of new product categories such as RH Modern and RH Contemporary, expanded the RH Hospitality offering which includes integrated Restaurants and Wine Bars in a number of our Galleries, standalone restaurants and guesthouses, as well as introduced other innovations such as our private jets RH1 and RH2, and our luxury yacht RH3. We are also investing in other new business initiatives, including business acquisitions and investment in joint ventures such as a number of real estate development projects.

We can provide no assurances that customers will respond favorably to or that we will successfully execute on such business initiatives or that we will be successful in expanding our operations into any new businesses and product lines.

Any new businesses we enter or expansion of our existing business into new markets may expose us to additional operational risks such as risks related to currency fluctuation, supply chain and product sourcing, new regulatory regimes applicable to our products, Galleries and employees, and the consequences of international economic or political. We may be unsuccessful in adapting our operations to address such risks and we may determine to curtail and/or slow our international expansion initiative.

As of January 28, 2023, we have an integrated RH Hospitality experience in 14 of our locations, including Restaurants and Wine Bars, and based on the success of our hospitality offering to date, we plan to incorporate an integrated RH Hospitality offering in many of the new Galleries that we open in the future. In addition, we have one standalone RH Guesthouse location as of January 28, 2023. Although we have experienced a number of positive business outcomes from the RH Hospitality operations, there can be no assurance that these benefits will be sustained, that we will avoid operational or other complications from the hospitality business or that new aspects of our hospitality offering such as the launch of guesthouses will be successful.

We often have incurred, and may in the future incur, substantial upfront costs for new business initiatives before we realize any corresponding revenue with respect to such initiatives. For example, as we continue to develop and invest in new business initiatives, such as the introduction of guesthouses and the redevelopment of historical buildings into larger format Design Galleries in select major metropolitan markets, we may devote significant financial resources to a particular location before it opens to customers and generates revenue. Additionally, the amount of lead time and cost involved in the development of such initiatives may be greater than anticipated. If our future business initiatives do not achieve expected customer acceptance or generate sufficient revenues upon opening, we may not be able to recover the costs of our investment.

PART I	FORM 10-K | 11

In addition, we continue to pursue several new initiatives to improve our business, including refining our organizational structure, changing how we source and deliver products to our customers, and streamlining and realigning the senior leadership and personnel structure in our home office operations. We have also focused on elevating the customer experience, which includes improving our distribution and delivery of products and architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric-driven quality system and company-wide decision data. We have focused on introducing new products and optimizing our merchandise assortment including through selling slower moving, discontinued and other inventory through markdowns and our outlet channel, as well as enhancing and optimizing our product sourcing capabilities and adding new management information systems.

Given the large number of organizational initiatives we are pursuing, as well as the complexity and untested nature of many of these efforts, there can be no certainty that we will succeed in executing these initiatives. We may not experience the operational or financial benefits we expect these improvements to generate and we may face unanticipated costs related to pursuing these initiatives, any of which could have a material adverse effect on our financial condition or results of operations.

We have experienced significant fluctuations in the growth of our business and high levels of growth may not be achieved in future periods.

We have experienced significant fluctuations in the growth of our business since the occurrence of the COVID-19 pandemic. We may continue to experience wide fluctuations in our quarterly performance. We are currently engaged in a number of growth initiatives, including investments to elevate our brand and improvements to our products and customer experience. There can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties that may have a material negative impact on growth and profitability. In addition, these initiatives may have near-term material negative impacts on growth and profitability as we incur costs or pursue strategies that may not contribute to our profits and margins until future periods, if at all. Some factors affecting our business, including macroeconomic conditions and government policies are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the global economic environment such as slowdowns in the housing market. In addition, our rates of revenue growth have sharply fluctuated from quarter to quarter and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including the overall economic and general retail sales environment as well as factors affecting the housing market such as rising interest rates, housing prices, the pace of housing construction, secondary market transactions in the housing market and other activities in the housing sector.

Due to these kinds of factors, our results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. Our results of operations may also vary relative to corresponding periods in prior years. We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and cannot be relied upon as indicators of future performance. We cannot assure you that we will succeed in offsetting any increases in our expenses with improved efficiency or price increases for our products and services or that cost increases associated with our business will not have an adverse effect on our financial results.

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

12 | FORM 10-K	PART I

On February 1, 2023, the Audit Committee of the Board of Directors, after discussion with our senior leadership and independent registered public accountants, determined that the unaudited financial statements for the three months ended April 30, 2022, the three and six months ended July 30, 2022, and the three and nine months ended October 29, 2022 should no longer be relied upon due to material unintentional errors in certain of these financial periods with respect to our calculation of basic and diluted net income per share, and that the Restatement (as defined below) would be required to correct these errors. The unaudited condensed consolidated financial statements for the three months ended April 30, 2022, July 30, 2022 and October 29, 2022 were restated in our Quarterly Reports on Form 10-Q/A for the fiscal quarters ended April 30, 2022, July 30, 2022, and October 29, 2022 (the “Restatement”).

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. As a result of the errors that gave rise to the need for the Restatement, our senior leadership team has concluded that our internal control over financial reporting and our disclosure controls and procedures (i) were not effective as of April 30, 2022, July 30, 2022, and October 29, 2022, and (ii) remained ineffective as of January 28, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed with the SEC is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our senior leadership team has identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our reporting obligations as a public company place significant requirements on our senior leadership team and we are required to devote substantial operational and financial resources and systems in order to meet those obligations and will continue to do so for the foreseeable future. In addition, we have experienced changes in personnel who are involved in our financial reporting. Changes in personnel, systems or procedures, as well as other events may have an adverse impact on our internal controls and our disclosure controls and procedures. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Therefore, our internal control over financial reporting and disclosure controls and procedures may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. There can be no assurance that our reporting infrastructure and personnel involved in financial reporting and disclosure controls and procedures have in the past complied, or will continue in the future to comply, with all of our applicable reporting obligations. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting and effective disclosure controls and procedures, we may not be able to produce reliable financial or SEC reports. Our failure to maintain the adequacy and effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial and other reporting obligations.

PART I	FORM 10-K | 13

Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us may significantly impact our revenue and results of operations.

Our business depends on consumer demand for our products and we target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of factors that influence consumer spending generally, such as general economic conditions and the health and volatility of the stock market, but that our sales are particularly affected by the financial health of and demand levels from higher-end consumers. While the overall market for home furnishings may be influenced by factors such as employment levels, interest rates, new household formation and the affordability of homes for first-time home buyers, the higher-end of the housing market may be disproportionately influenced by other factors, including the number of foreign buyers in higher-end U.S. real estate markets, foreign currency volatility, the number of second and third homes being bought and sold, stock market prices, global economic uncertainty, inflation, decreased availability of income tax deductions for mortgage interest and state income and property taxes, and perceived capital appreciation prospects in higher-end real estate. In the past, many of these factors have adversely affected the high-end home furnishings market and consequently our business. We believe these economic factors could have a material adverse effect on our business and results of operations in future periods.

If we fail to successfully and timely deliver merchandise to our customers and manage our supply chain commensurate with demand, our results of operations may be adversely affected.

We must successfully manage our supply chain and vendors in order to produce sufficient quantities of products that our customers wish to purchase in a timely manner. We must manage our inventory levels, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, such that our “in stock” position in merchandise correlates well to consumer demand and expected delivery times. Because much of our merchandise requires that we provide vendors with significant ordering lead times, often before market factors are known, we may not be able to source sufficient inventory to meet demand if our products prove more popular than anticipated. Various business conditions and operational initiatives such as the launch of new products and changes in the global supply chain require us to establish new vendor relationships and supply chain operations, which may expose us to new counterparty, regulatory, market or other risks. We have experienced periods in which some of our vendors were not able to meet customer demand for certain products resulting in significant back orders for goods, higher rates of cancellation on orders in process and, in some instances, loss of customer sales when orders could not be completed in a timely manner. If we are unable to accurately predict and track demand for our products, we may be required to mark down the price of certain products in order to sell excess inventory or we may be required to sell such inventory through our outlet stores. We expect these factors to continue from time to time as we add new product assortments and new merchandise categories into our business.

Merchandise purchased from our vendors that is defective or otherwise does not meet our product quality standards could damage our reputation and brand image and harm our business, and we may not have adequate remedies against our vendors for such merchandise.

Some of our merchandise has failed to meet our expectations and objectives concerning quality. Our emphasis on merchandise quality is increasing as we strive to elevate our brand. In recent periods we have recalled products due to quality or other issues and may recall others in the future. Despite our ongoing efforts to improve customer satisfaction, we may fail to maintain the level of quality for some of our products that is necessary to satisfy our customers. For example, our vendors may not adhere to our quality control standards, and we may not identify a quality deficiency before merchandise ships to our customers. Failure to supply our customers with high-quality merchandise in a timely and effective manner, additional product recalls, or any perception that we are not maintaining adequate sourcing and quality control processes could damage our reputation and brand image and lead to an increase in product returns, exchanges or customer litigation (including class-action lawsuits), increasing routine and non-routine litigation costs. In addition, social media may magnify any harm to our business, reputation and brand image. We are changing many aspects of our business processes, including improving product quality and enhancing sourcing and product availability, which may complicate our supply chain and quality control processes and result in quality issues or product recalls. Even if we detect that merchandise is defective or otherwise not in compliance with our product quality standards, we may not be able to return such products to the vendor or obtain a refund or other indemnification from the vendor. The limited capacities of certain of our vendors may constrain the ability of such vendors to replace any defective merchandise in a timely manner. Similarly, the limited capitalization and liquidity of certain of our vendors and their lack of insurance coverage for product recall claims may result in such vendors being unable to refund our purchase price or pay applicable penalties or damages associated with any such defects or resulting product recalls.

14 | FORM 10-K	PART I

Our business depends on the strength of our brand and continuing investments in our brand will be an important requirement for our future success.

Our business depends in part on a strong brand image, and we continue to invest in brand development and marketing. Our increased focus on elevating RH as a luxury brand and plans for international expansion further increase the importance of our brand image, position and reputation. Our brand image may be diminished if new products, services or other businesses fail to maintain or enhance our distinctive brand image. Additionally, our reputation could be jeopardized if we fail to maintain high standards for merchandise and service quality. With the growth in importance and the impact of social media, any negative publicity from product defects, recalls or service failures may be magnified and reach a large portion of our customer base in a short period of time, which could harm the value of our brand and, consequently, our financial performance. Any failure to maintain a strong brand image could have an adverse effect on our sales and results of operations.

As a luxury brand, we rely on a number of initiatives to sustain our image and to promote our products in the marketplace. Our physical retailing presence, primarily in the form of our galleries, is one of the most important initiatives that we use to display our product offering. We also use our website and other digital efforts, as well as our Source Books, to showcase a larger portion of our assortment. We continue to adjust and refine our strategy based on a variety of factors, including the success of the various changes that we adopt. Expenditures on our catalog strategy have historically represented a substantial portion of our expense in marketing and promoting our business. We are adjusting our strategies with respect to the use of Source Books, including the frequency and scope of mailings, the format of the Source Books and the use of the Source Books as a marketing and promotional tool, including with respect to prospecting for new customers. Future increases in shipping rates, paper costs or printing costs would have a negative impact on our results of operations to the extent that we are unable to offset such increases through increased sales or by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems, or by using alternative direct-mail formats. There can be no assurance that we will be successful as we make changes in order to optimize our Source Book strategy.

Competition in the home furnishings sector may adversely affect our future financial performance.

The home furnishings sector is highly competitive. We compete with the interior design trade and specialty stores, as well as antique dealers and other merchants that provide unique items and custom-designed products at higher price points. We also compete with a number of other home furnishing retailers, including national and regional businesses as well as new market participants. We will face new competitors as we expand our business into new geographic markets. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. There are an increasing number of online and digital centric business models in the home furnishings sector and the impact of these competitors on other home furnishing businesses is uncertain. There can be no assurance that such competitors will not be more successful than us, based on imitation or otherwise, or that we will be able to continue to maintain a leadership position in style and innovation in the future. Many of our competitors seek to compete with us by offering products that are similar to our merchandise at lower price points. To the extent that we do not engage in discounting of our merchandise, we may lose market share to our competitors as a result of price competition which could have a negative impact on our business.

We are subject to risks associated with our dependence on foreign manufacturing and imports for our merchandise.

Based on total dollar volume of purchases for fiscal 2022, 71% of our products were sourced from Asia, with 29% sourced from China, 12% from the U.S. and the remainder from other countries and source regions. We expect the amount of products that we source from China will be lower in fiscal 2023 compared to fiscal 2022, but the exact product mix in terms of vendor factory locations is subject to a range of different factors and is inherently difficult to predict with accuracy. In addition, some of the merchandise we purchase from vendors in the U.S. also depends, in whole or in part, on vendors located outside the U.S. As a result, our business highly depends on global trade, as well as any trade and or other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations whether in connection with new products we introduce, or new production manufacturing locations added to our supply chain, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we do not rely on long-term contracts with our vendors and generally transact business with them on an order-by-order basis.

PART I	FORM 10-K | 15

Many of our imported products are subject to existing duties, tariffs and other similar trade restrictions that may limit the quantity or affect the price of some types of goods that we import into the U.S., Canada and Europe. We typically seek to reduce our exposures to any anti-dumping duties by minimizing our sourcing of products from countries where anti-dumping duties apply, however, such duties may be applied by certain countries in some cases in the future, which in turn may cause us to reconsider sourcing certain targeted product groupings. In addition, substantial regulatory uncertainty exists regarding international trade relations and trade policy. An introduction of new duties, tariffs, quotas or other similar trade restrictions, or increases in existing duties or tariff rates, on products imported into the U.S., Canada and Europe, whether actual, pending or threatened, may have a negative impact on our results of operations. Significant uncertainty exists as to whether and when tariffs may be reduced or imposed, and what countries may be implicated. Given that we cannot reasonably predict the timing or outcomes of trade actions by the U.S. government or other countries, the impact of such actions on our business and results of operations remains uncertain. Additionally, such uncertainties, even if not directly applicable to our imported products, may have a negative influence on the domestic and international economy generally and indirectly reduce market demand for our products.

The U.S. has imposed tariffs on certain products imported into the U.S. from China and could propose additional tariffs. A significant subset of our products, such as furniture and lighting, sourced from China has been affected by increased tariffs imposed in 2018 and 2019 and continues to be affected by a 25 percent tariff as assigned by the U.S. Trade Representative. In January 2020, the U.S. and China signed a “Phase One” trade agreement pursuant to which, among other things, the U.S. will modify its Section 301 tariff actions, and which suspended the tariff on certain other specified consumer goods. Further, as of February 14, 2020, the 15 percent tariff implemented on September 1, 2019 was reduced to 7.5 percent. While the trade deal remains effective, there is no guarantee that the agreement will be honored by either party, and it could be subject to further revision or renegotiation. The Biden Administration has indicated that it will not take immediate action to modify these existing tariffs, there is substantial uncertainty regarding the possible application of additional tariffs with respect to China and other countries as well as potential retroactive liabilities for additional duties.

In addition, the U.S. Government has imposed import restrictions under the Withhold Release Orders and under the Uyghur Forced Labor Prevention Act for goods such as cotton, aluminum, polysilicon, and other targeted input products originating from the Xinjiang Uyghur Autonomous Region which may induce greater supply chain compliance costs and delays to us and to our vendors. We may not be able to anticipate the exact contours of tariffs and other burdens on global trade that become applicable and our efforts to respond to these circumstances may be inadequate. In particular, we may not be able to receive or sustain adequate pricing concessions from our vendors with respect to applicable tariffs and any applicable pricing increases that we seek to pass through to our customers may not be successful in achieving our objectives. Our sales may fall in response to any price increases and our vendors may not be able to support the level of pricing concessions that we seek.

Our dependence on foreign imports makes us vulnerable to other risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our U.S. distribution centers, product quality control charges on or assessment of additional import duties, tariffs, anti-dumping duties and quotas, loss of “most favored nation” trading status by our foreign trading partners with the U.S., work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the U.S., freight cost increases, political unrest, economic uncertainties, including inflation, foreign government regulations, trade restrictions, increased labor costs and other similar factors that might affect the operations of our vendors in or transacting with specific countries such as China, Russia and the ongoing conflict in Ukraine, Venezuela, other various trade sanctions and other restrictions resulting from geopolitical tensions.

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

16 | FORM 10-K	PART I

Our growth strategy and performance depend on our ability to purchase quality merchandise in sufficient quantities at competitive prices, including products that are produced by artisans and specialty vendors. Any disruptions we experience in our ability to obtain quality products in a timely fashion or in the quantities required could have a material adverse effect on our business.

We purchase substantially all of our merchandise from a number of third-party vendors. Many such vendors are the sole sources for particular products, and we generally transact business with such vendors on an order-by-order basis without any long-term or other contractual assurances of continued supply, pricing or access to new products with our vendors. Therefore, we may be dependent on particular vendors that produce popular items, and any vendor could discontinue selling to us at any time. In addition, the expansion of our business into new markets or new product categories could put pressure on our ability to source sufficient quantities of our products from such vendors. In the event that one or more of our vendors is unable or unwilling to meet the quantity or quality of our product requirements, we may not be able to develop relationships with new vendors in a manner that is sufficient to supply the shortfall. We also may be required to develop such new vendor relationships in response to changes in our supply chain. Even if we do identify such new vendors, we may experience product shortages and customer backorders as we transition our product requirements to incorporate alternative suppliers.

Furthermore, our growth strategy includes expanding our product assortment, and our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. However, many of our key products are produced by artisans, specialty vendors and other vendors that are small, undercapitalized or that may have limited production capacity, and we have from time to time in prior periods experienced supply constraints that have affected our ability to supply high demand items or new products due to such capacity and other limits in our vendor base. A number of our vendors, particularly our artisan vendors, may have limited financial or other resources and operating histories and may receive various forms of credit from us, including with respect to payment terms or other arrangements such as unsecured advance payments from us for orders. Because the arrangements with our vendors are generally not exclusive, many of our vendors might be able to sell similar or identical products to our competitors or directly to consumers. Our competitors may enter into arrangements with suppliers that could impair our ability to sell those suppliers’ products, including by requiring suppliers to enter into exclusive arrangements, which could limit our ability to enter into arrangements with such suppliers or otherwise access their products. Such competitors may also purchase products in significantly greater volume than we do, which may enable them to sell the products at reduced cost or flood the market with similar products. Any difficulties that we experience in our ability to obtain products in sufficient quality and quantity from our vendors could have a material adverse effect on our business.

Our results may be adversely affected by fluctuations in raw materials, energy and transportation costs and currency exchange rates.

Increases in the prices of the components and raw materials used in our products and other costs such as transportation could negatively affect the sales of our merchandise and our product margins. For example, in recent periods the cost of sourcing our products has come under pressure from increased prices for raw materials and shipping and other costs. Our business may also be affected by changes in currency exchange rates and as we expand our business internationally, we may be increasingly exposed to risks related to currency values. Changes in prices for raw materials, energy and transportation and fluctuations in exchange rates are dependent on a number of factors beyond our control, including macroeconomic factors that may affect commodity prices (including prices for oil, lumber and cotton); changes in supply and demand; general economic conditions; rising interest rates; inflation; significant political events; labor costs; natural disasters, including as a result of climate change; duties and tariffs and other similar factors. Depending on the nature of changes in these different factors that affect our business, we may experience an adverse impact on our business for different reasons such as increased costs of operation or lower demand for our products. Changes in the value of the U.S. dollar relative to foreign currencies, including the Chinese Yuan, may increase our vendors’ cost of business and ultimately our cost of goods sold and our selling, general and administrative costs. If we are unable to pass such cost increases on to our customers or the higher cost of the products results in decreased demand for our products, our results of operations could be harmed.

PART I	FORM 10-K | 17

We are subject to risks associated with occupying substantial amounts of space, including future increases in occupancy costs. We are pursuing various alternatives to traditional leasing of our Gallery locations that may subject us to a range of risks related to real estate development, including risks related to construction and development of locations, risks related to the financing of commercial real estate and the market for commercial real estate.

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

We are currently pursuing several other models for the transformation of our real estate beyond a traditional leasing approach, including a real estate development model, a joint venture model and a capital light model. While these alternative models are designed to achieve superior financial returns to traditional real estate lease structures for a retail business, some of these new ways of operation will expose us to a range of different risks. Various aspects of our multi-tier real estate strategy may expose us to new forms of risk versus our traditional leasing model. Our strategies include (1) our “capital light” leasing deals, where a substantial portion of the capital requirement would be funded by the landlord; (2) our real estate development model where we expect either to do a sale-leaseback transaction or to pre-sell the property and structure the transaction such that the capital to build the project is advanced by the buyer during construction; and (3) various joint venture approaches, where we share the upside of the development with third parties such as the developer/landlord.

In fiscal 2020, we entered into equity method investments in connection with real estate development initiatives in Aspen, Colorado with a third party real estate development partner (the “Aspen Development Partner”). The investments include properties that will be developed into retail locations, hospitality concepts, residential developments and workforce housing projects. We have also selected Aspen as the location to develop the first RH Ecosystem inclusive of an RH Bespoke Gallery, RH Guesthouse, RH Bath House & Spa, RH Restaurants and our first RH Residences. We plan to operate the RH branded businesses and be a real estate investor and partner for the remaining properties.

In fiscal 2022, we entered into additional real estate joint venture transactions with entities affiliated with our Aspen Development Partner with respect to various properties that we expect will ultimately be developed and may in numerous instances be leased in whole or in part by RH now or in the future for new RH Galleries or other RH business concepts.

These new approaches might cause us to pursue complicated real estate transactions and may require additional capital investment and could present different risks related to the ownership and developments of real estate compared to those risks associated with a traditional store lease with a landlord. Risks we may experience in connection with this new development model include increased demands on our leadership team related to the operational complexity of engaging in real estate and construction development activities which are not within our traditional areas of operational expertise as well as greater financial exposure if our plans for the relevant real estate are not as successful as we originally anticipate or if the value of the real estate we acquire or invest in subsequently decreases. Pursuing multiple different paths for addressing our real estate needs may create various other risks including (i) conflicting financial incentives and objectives of third parties involved in our real estate development projects, including our joint venture partner, (ii) increased complexity of concurrently pursuing multiple different models for Gallery development, and (iii) challenges related to the time and costs of real estate development and construction as well as the need for additional capital and risks related to resale of real estate projects. These risks could distract our senior leadership team’s focus, strain our operational resources and personnel, or expose us to new regulatory or tax regimes in which we must develop expertise.

Several of our new real estate development strategies expose us to additional risks related to operating in commercial real estate from a development perspective. Such risks include the cost and financing of the acquisition of real estate interests, market risks related to real estate prices, the time and costs related to developing real estate projects, including construction and development risks and other factors that affect the commercial real estate industry more generally. We have not historically operated directly in all phases of real estate development, including managing all aspects of construction of large-scale real estate projects. With respect to a number of our Gallery development projects, we are broadly undertaking increased development risk with respect to our real estate investments and these risks could increase our financial exposure to development cost overruns, construction delays and other negative factors which exposes us to increased downside risks if we encounter difficulties in implementing these strategies such as operational and financial challenges related to later than expected openings of new Gallery projects as well as substantial increases in our costs.

18 | FORM 10-K	PART I

Our ability to renegotiate favorable terms on an expiring lease, to arrange for the sale of an owned property or to negotiate favorable terms for a suitable alternate location could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords and other factors that are not within our control. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases or other obligations for stores that we close could materially adversely affect our business and results of operations.

A number of factors that affect our ability to successfully open new stores within the time frames or cost parameters that we initially target or optimize our store footprint are beyond our control, and these factors may harm our ability to execute our strategy to transform our real estate, which may negatively affect our results of operations.

We are focused on sizing our assortments and our stores to the potential of the market by adjusting the square footage and number of stores on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected stores in these or adjacent markets. In addition, we have developed alternative Design Gallery formats with varying sizes that are suited to many smaller and mid-sized North American markets, and we are testing this approach as we open new Galleries in different new locations. We intend to continue to open indigenous Bespoke Galleries in important second home markets such as our initiative in Aspen, Colorado, and we intend to open larger Bespoke Design Galleries in top international markets. We also are exploring the introduction of smaller Design Studios in some new markets. When we address the introduction of new stores in a particular market or changes to, or closure of, existing stores, we must make a series of decisions regarding the size and location of new stores (or the existing stores slated to undergo changes or closure) and the impact on our other existing stores in the area or being without presence or “out of the market.”

We have experienced delays in opening some new stores and may experience further delays in the future. We also have incurred higher levels of capital and other expenditures associated with the opening of some of our new Gallery locations. In addition, construction costs and the price of construction materials have increased substantially in recent years. While we are adopting various measures to improve the efficiency and effectiveness of our real estate development efforts with respect to opening new Galleries, the strategies may not be effective or have the effects that we anticipate. Any of the above challenges or other similar impediments could delay or prevent us from completing store openings and adversely affect the return on investment that we target from these initiatives. To the extent that we experience delays in the opening of a store or cost overruns, our results of operations will be negatively affected as we could incur various costs during a delay without associated store revenue at such location and such delays and increased costs could impact our overall return on investment and profit goals for some locations. Unfavorable economic and business conditions and other events could also interfere with our plans to expand or modify store footprints. Changes in regulation or increases in building or construction costs, including with respect to the cost of building materials, could result in unanticipated increases in real estate development costs or delays in the completion of our real estate projects. Our failure to effectively address challenges such as those listed above could adversely affect our ability to successfully open new stores or change our store footprint in a timely and cost-effective manner and could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to successfully optimize and operate our distribution centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network, or if we are not able to fulfill orders and deliver our merchandise to our customers in an effective manner, our business and results of operations will be harmed.

Our business depends upon the successful operation of our distribution centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network, as well as upon our order management and fulfillment services. The efficient flow of our merchandise requires that our facilities have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from any growth of our business.

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

PART I	FORM 10-K | 19

We also are engaged in initiatives to introduce new products and to optimize our merchandise assortment including through lower inventories and reduced working capital, and in order to realize the anticipated benefits of such initiatives, we have focused on optimizing the use of our distribution centers, furniture home delivery centers and outlets. For example, we have consolidated our distribution center network and we are in the process of reconfiguring our furniture home delivery centers in order to streamline our operations. Not all of these initiatives have worked in the manner that we originally anticipated and in some instances the investments we have made in changes to our home delivery have not returned corresponding benefits commensurate with the costs to us. While we believe that these efforts will allow us to more efficiently manage our inventory and optimize our uses of capital, in the short term such strategies may result in additional costs, including increased freight costs and lease early termination fees. Furthermore, in the past, during periods of significant customer growth and demand, our distribution centers often run at capacity. If we fail to accurately anticipate the future capacity requirements of our distribution centers, we may experience delays and difficulties in fulfilling orders and delivering merchandise to customers in a timely manner. We also may be unable to remedy such issues quickly due to operational difficulties, such as disruptions in transitioning fulfillment orders to the new distribution facilities, competition for distribution facility space and problems associated with operating new facilities or reducing the size and changing functions of existing facilities. These difficulties can result in a negative experience for our customers and could harm our results of operations.

We currently rely upon independent third-party transportation providers for the majority of our product shipments, which subjects us to certain risks.

We currently rely upon independent third-party transportation providers for product shipments from our vendors to our stores and to our customers outside of certain areas. Our utilization of third-party delivery services for shipments is subject to risks, including increases in rates and fuel prices, which would increase our shipping costs, as well as strikes, work stoppages and inclement weather, which may impact shipping companies’ abilities to provide delivery services that adequately meet our shipping needs. For example, strikes or even threat of strikes involving longshoreman and clerical workers at ports in the past have completely shut down such ports for periods of time, impacting retail and other industries. If we change shipping companies, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the third-party transportation providers we currently use, which in turn would increase our costs.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing and sources of capital on reasonable terms. We have elected to raise substantial amounts of capital through debt which exposes our business to risks related to obligations of indebtedness, including the variable interest rate of such indebtedness as well as the other terms and conditions of our debt financing and the need to manage our financial resources in order to repay such debt in accordance with its terms.

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

We completed four convertible debt financings from fiscal 2014 through fiscal 2019. We have completed repayment of the first two of these convertible notes financings in connection with their final maturity in an aggregate principal amount of $650 million. In addition, holders of a substantial portion of the remaining two series of convertible notes have elected to exercise the early conversion option applicable with respect to these convertible notes or to sell these convertible notes back to the Company in connection with privately negotiated repurchase transactions. We had $44 million remaining in aggregate principal amount of these remaining two series of convertible notes outstanding as of January 28, 2023. Based upon the strength in our common stock price, we expect that many of the holders of the remaining outstanding convertible notes from these two series may elect early conversion of such notes in advanced of the scheduled maturity dates.

20 | FORM 10-K	PART I

On October 20, 2021, RHI entered into a Term Loan Credit Agreement with respect to an initial term loan in an aggregate principal amount equal to $2.0 billion with a maturity date of October 20, 2028. On May 13, 2022, RHI entered into an Amended Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with respect to incremental term loans in an aggregate principal amount equal to $500 million with a maturity date of October 20, 2028 (collectively, with the initial $2.0 billion raised pursuant to the Term Loan Credit Agreement, the “Term Debt”). Our existing indebtedness, including the Term Debt and any other indebtedness we may incur in the future, could have significant consequences on our future operations and financial results, including:

making it more difficult for us to meet our obligations;

reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate requirements, and limiting our ability to obtain additional financing for these or other purposes;

subjecting us to increased interest expense related to the variable interest rate terms of our ABL Credit Agreement and Term Debt as well as the terms of any other  indebtedness we may incur with variable interest rates in the event that we do not hedge the associated interest rate risk of such variable interest rate indebtedness and we experience increased interest rates;

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

We will have significant capital requirements for the operation of our business in the near term if we are to continue to pursue all of our current business initiatives. We have substantial capital requirements related to investments in our business, our real estate strategy, our international expansion, the development of new businesses and our significant number of concurrent initiatives. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2022, our adjusted capital expenditures were $225 million in aggregate, net of cash received related to landlord tenant allowances of $13 million. In addition, we also received landlord tenant allowances after construction completion of $4.7 million, which are reflected as a reduction to principal payments under finance leases within financing activities on the consolidated statements of cash flows. We expect our capital expenditures to increase in fiscal 2023, but the exact scope of our capital plans in future fiscal years, including fiscal 2023, will depend on a variety of factors such as the level of gross capital expenditures that we undertake in our business, the amount of any proceeds from the sale of assets, including sales of real estate, and the way that our business performs. We may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities.

PART I	FORM 10-K | 21

At various times we have elected to incur substantial levels of aggregate indebtedness in connection with our business, including in connection with our share repurchase program. Although we have previously been successful in reducing such indebtedness due in part to the strong cash flow of our business, we may in the future elect to incur further debt in addition to the $2.50 billion of Term Debt that we raised in October 2021 and May 2022 in connection with our Term Loan Credit Agreement. Existing and future increases in debt and in the aggregate level of our indebtedness could expose us to greater risks in the event of a financial or operational downturn or other events, including unanticipated adverse developments that affect our financial performance or the ability to access financial markets. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital. Our ability to raise funds will depend in part on the capital markets and our financial condition at such time and we cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may not be able to meet our payment obligations under our convertible senior notes and other debt obligations. We may also be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

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

Competition for qualified employees and personnel is intense, particularly in the retail and hospitality industry. In addition, in the San Francisco Bay Area, where our headquarters are located, there is a high cost of living and vigorous competition for qualified personnel. The process of identifying personnel with the combination of skills and attributes required to carry out our goals is often lengthy and the cost of securing the right talent can be substantial. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified senior leadership, marketing and sales personnel, and store managers, and upon the continued contributions of these people. In addition, our complex operations require the services of qualified and experienced senior leadership personnel, with expertise in the areas, including information technology and supply chain management. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, we are pursuing a dynamic business model which is subject to a number of new business initiatives as we seek to optimize our business and financial performance. As a result of the ongoing evolution of our business, we frequently implement changes to our organizational design in order to more closely align our senior leadership structure with the needs of the business. In connection with such changes to our senior leadership structure, we also implement changes in personnel and reductions in force as a result of which we may incur severance costs and other reorganization charges and expenses. Changes in our organizational structure may also have an impact on retention of personnel.

22 | FORM 10-K	PART I

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

We depend largely upon our information technology systems in the conduct of all aspects of our operations, many of which we have only adopted and implemented within the past several years or are in the midst of implementing. These systems can be complex to develop, maintain, upgrade and protect against emerging threats, and we may fail to adequately hire or retain adequate personnel to manage our information systems, we may fail to accurately gauge the level of financial and managerial resources to invest in our information systems, or we may fail to realize the anticipated benefits of resources invested in our information systems particularly as our business changes as a result of the many initiatives that we are pursuing. Any material interruptions or failures in our systems or the products or systems of our third-party vendors or other third parties that we share data with may have a material adverse effect on our business or results of operations.

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

Our operations are also dependent on the information technology systems and cybersecurity measures of third parties, including our vendors, a number of whom have experienced cybersecurity attacks. In addition, our information systems can face risks to the extent we acquire new businesses but are not able to quickly or comprehensively integrate such acquired businesses into our policies and procedures for addressing cybersecurity risks or identify and address weaknesses in such acquired entity’s information systems, which risks may be compounded to the extent the information systems of an acquired entity are integrated with ours, thus providing access to a broader set of sensitive customer information through a compromised network at the acquired entity level.

In addition, for our business to function successfully, we and other market participants must be able to handle and transmit confidential and personal information securely, including in customer orders placed through our website. That information includes data about our customers, including personally identifiable information and credit card information, as well as sensitive information about our vendors and workforce, including social security numbers and bank account information. Various jurisdictions have enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. For example, the EU General Data Protection Regulation (“GDPR”), which took effect in May 2018, and the California Consumer Privacy Act, which took effect in January 2020, and the California Privacy Rights Act, which took effect starting January 1, 2023, impose stringent requirements on how we and third parties with whom we contract collect and process personal information, and provide for significant penalties for noncompliance. These laws have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amount in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, results of operations and financial condition could be adversely affected. We may also incur legal costs if we are required to defend our methods of collection, processing and storage of personal data. Investigations, lawsuits, or adverse publicity relating to our methods of handling personal data could result in increased costs and negative market reaction. We expect that new laws, regulations and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, consumer communications and information security in the U.S., the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

PART I	FORM 10-K | 23

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

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nevertheless, our products have in the past (including during fiscal 2021) been, and may in the future be, subject to recall for product safety and compliance reasons. Our efforts to address the sources of these product recalls, including those due to products sourced from our vendors, may not be successful and we may continue to face additional product recalls. Concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims. To the extent future product recalls create a negative public perception of our business, we could face reputational harm or could be subject to elevated levels of legal claims. There can be no assurance that we will have the benefit of adequate insurance or payments from third parties, including our product vendors, in order to address losses and expenses that we may incur in connection with product recalls. Not all of the costs and expenses that we have previously incurred in connection with product recalls have been covered by insurance or reimbursement from third parties, including our product vendors. We and our product vendors may be unable to obtain such insurance, or the insurance may be prohibitively expensive and any coverage that is available may be inadequate to cover costs we incur in connection with product recalls.

24 | FORM 10-K	PART I

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

We are involved in legal and regulatory proceedings from time to time that may affect our Company and/or our senior leadership, including litigation, claims, investigations and regulatory and other proceedings, which could distract senior leadership from our business activities and result in significant liability.

From time to time, we and/or members of our senior leadership team are involved in legal and regulatory proceedings, including litigation, claims, investigations and regulatory and other proceedings related to a range of matters in connection with the conduct of our business, including (i) privacy and data security, (ii) our labor and employment practices, including laws related to discrimination, wages and benefits, ERISA and disability claims, (iii) intellectual property issues with respect to copyright, trademarks, patents and trade dress, (iv) international and domestic trade and business practices, including import laws, unfair competition and unfair business practices, (v) consumer class action claims relating to our consumer practices, including the collection of zip code or other information from customers, (vi) product safety and compliance, including products liability, product recalls personal injury, (vii) advertising and promotion of products and services, including class actions and regulatory actions related to advertising, (viii) compliance with securities laws, including class actions related to allegations of securities fraud, (ix) taxation, (x) contractual disputes, and (xi) health and safety regulations.

Claims and legal proceedings may involve arbitration, mediation, private litigation, class action matters, derivative claims, internal and governmental investigations and enforcement matters. We are subject to regulatory oversight and legal enforcement by a range of government and self-regulatory organizations, including federal, state and local governmental bodies both within the U.S. and in other jurisdictions where we operate such as, among others, the Equal Employment Opportunity Commission, the CPSC, the Federal Trade Commission, U.S. Customs and Border Protection, the U.S. Department of the Treasury’s Office of Foreign Assets Control the Department of Labor, the SEC, FINRA, the NYSE, the Department of Justice and numerous state and local governmental authorities, including state attorney generals and state agencies. Litigation against us, depending on the outcome of such claims, could lead to further claims and proceedings, including on new and otherwise unrelated matters, for example by attracting the attention of plaintiff’s firms or of regulators.

In the past we have faced certain securities litigation matters, including securities class action cases that were consolidated by the court and certain related legal proceedings and various governmental investigations, including with respect to trading in our securities. Currently we face a number of legal proceedings in connection with our business, including numerous cases for which plaintiffs are seeking class action status in areas such as wage and hour and employment practices. Legal proceedings and investigations often involve complex factual, legal and other issues, which are subject to risks and uncertainties, and which could require significant leadership time that could otherwise be focused on our operations. Furthermore, legal proceedings and investigations where the related matters under review involve members of our leadership team could distract our senior leadership from the operation of our business, damage the reputation of our leadership team and otherwise materially adversely affect our operations and leadership morale. Litigation, investigation and other claims and regulatory proceedings against or involving members of our senior leadership team or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation. We maintain insurance for legal proceedings but there can be no assurance that such insurance will be available for the payment of all or any portion of the costs associated with any particular investigation, legal proceedings or other claims against us, or that coverage under any such insurance will be adequate to fund the full cost of any such legal proceedings, including the costs of investigation, defense and resolution of any such legal proceedings.

PART I	FORM 10-K | 25

Third parties have in the past asserted, and may in the future assert, intellectual property claims against us, particularly as we expand our business to include new products and product categories, and expand in new geographic markets, where intellectual property laws and rights differ. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert senior leadership resources. We currently rely on a combination of copyright, trademark, patent, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We believe that our trademarks, copyrights (including in photographs, Source Books and our website), and other proprietary rights are important to identifying and differentiating our brand and certain of our products from those of our competitors. We have from time to time encountered third parties selling products substantially similar to our products or misrepresenting that the products such retailers were selling were our products. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of our rights by others, including imitation of our products and misappropriation of our images and brand, particularly in jurisdictions that do not have strong intellectual property protection or in which we do not have strong rights. In the event that we are unable to assert and maintain intellectual property protection with respect to our products and services, the value of our brand could be diminished, and our competitive position could suffer.

Compliance with laws, including laws relating to our business activities outside of the U.S., may be costly, and changes in laws could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous regulations, including labor and employment, customs, sanctions, truth-in-advertising, consumer protection, e-commerce, privacy, health and safety, real estate, environmental and zoning and occupancy laws, intellectual property laws and other laws and regulations that regulate retailers, food and beverage providers or otherwise govern our business. In addition, to the extent we expand our operations as a result of engaging in new business initiatives or product lines, pursuing our multi-tier real estate strategy or expanding into new international markets, we may become subject to new regulations and regulatory regimes. We may need to continually reassess our compliance procedures, personnel levels and regulatory framework in order to keep pace with the numerous business initiatives that we are pursuing, and there can be no assurance that we will be successful in doing so. If the regulations applicable to our business operations were to change or were violated by us or our vendors or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, detentions, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and harm our business and results of operations. In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. In addition, as a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. Changes to U.S. health care laws, or potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations, could result in increased direct compliance costs for us (or may cause our vendors to raise the prices they charge us in order to maintain profitable operations because of increased compliance costs), increased transportation costs or reduced availability of raw materials.

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

26 | FORM 10-K	PART I

Changes to accounting rules or regulations may adversely affect our results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. It is difficult to predict the impact of future changes to accounting principles or current accounting practice and the exact impact of such changes may not be what we anticipate. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, we adopted Accounting Standards Update 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in the first quarter of fiscal 2022, the adoption of which materially impacted our consolidated financial statements since we no longer separately present in equity an embedded conversion feature of our convertible senior notes and are required to determine our net income per share under the if-converted method. For information regarding recently issued accounting pronouncements, refer to “Recently Issued Accounting Standards” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in completing or realizing the expected benefits of such acquisitions.

As part of exploring growth opportunities, we may from time to time seek to acquire value-creating, add-on businesses that we believe will broaden our existing position and market reach and have completed several different acquisitions in recent years. If we choose to acquire businesses in the future, there can be no assurance that we will be able to find suitable businesses to purchase, acquire such businesses on acceptable terms, or realize the benefits of any acquisition we pursue or that any of the businesses which we acquire will meet our objectives. If we are unsuccessful in any such acquisition efforts, then our ability to continue to grow at rates we anticipate could be adversely affected. The success of any completed acquisition will depend on our ability to effectively manage the business after the acquisition.

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

macroeconomic conditions, including inflation, rising interest rates and factors affecting the housing market;

quarterly variations in our results of operations compared to market expectations;

changes in preferences of our customers;

announcements of new products or significant price reductions by us or our competitors;

PART I	FORM 10-K | 27

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

natural or man-made disasters or other similar events, including global health emergencies;

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

28 | FORM 10-K	PART I

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

We have previously allocated a substantial amount of capital to the repurchase of shares of our common stock in open market stock repurchases. During fiscal 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2.45 billion. We repurchased approximately 3.7 million shares of our common stock during fiscal 2022 pursuant to our share repurchase program at an average price of approximately $269 per share, for an aggregate repurchase amount of approximately $1.0 billion leaving a remaining amount of $1.45 billion outstanding and available under our share repurchase program at the end of fiscal 2022. During fiscal 2022, we also repurchased $237 million of principal value of convertible senior notes in privately negotiated transactions and terminated all of the outstanding convertible note bond hedges and repurchased all of the outstanding warrants that had been previously issued in connection with the final two series of convertible senior notes. Although we believe that our previous decisions regarding the allocation of capital to repurchase common stock has been very beneficial to our investors, there can be no assurance that any decisions to allocate capital to the repurchase of our shares of common stock or other equity linked instruments will be a beneficial long-term decision for investors in our common stock or that we will receive the benefits from these repurchases that we anticipate. We may face a variety of risks associated with allocation of capital to repurchase of our securities, including the incurrence of substantial indebtedness to fund such repurchases, the possibility that prices at which we purchase securities will not represent a good investment for our remaining securities holders or the possibility that we allocate capital to such repurchases would mean that adequate investments are not available for other aspects of our business. The amount, timing and execution of our share repurchase program and other repurchases of equity linked instruments from time to time may fluctuate based on our priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment of debt. Changes in our business operations and financial results, regulatory and other legal developments, including potential changes in tax laws could also impact our share repurchase program and other capital allocation activities.

Expectations of our company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, customers and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. We expect that an increased focus on ESG considerations will affect some aspects of our operations, particularly as we expand into new geographic markets. There are a number of constituencies that are involved in a range of ESG issues, including investors, special interest groups, public and consumer interest groups and third-party service providers. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change in the U.S. and differ in our new geographic markets, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make substantial investments in matters related to ESG which could require significant investment and impact our results of operations. Any failure in our decision-making or related investments in this regard could affect consumer perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

PART I	FORM 10-K | 29

The terms of our outstanding indebtedness may delay or hinder an otherwise beneficial takeover attempt of us.

The terms of our outstanding indebtedness, including our outstanding Term Debt and the indebtedness under our ABL Credit Agreement, provide that we may be required to repay all of such outstanding indebtedness in connection with certain change in control transactions.

These features of our outstanding indebtedness, including the financial implications of any renegotiation of the above-mentioned provisions, could delay or prevent a change of control, whether or not it is desired by, or beneficial to, our stockholders, and may result in the acquisition of us being on terms less favorable to our stockholders than it would otherwise be, and are likely to require us to pay a portion of the consideration available in such a transaction to holders of our outstanding indebtedness.

General Risks

Labor organizing and other activities could negatively impact us.

Currently, none of our employees are represented by a union. However, our employees have the right at any time to form or affiliate with a union, and union organizational activities have occurred from time to time. We cannot predict the negative effects that any future organizing activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations. In addition, one of our key value-driving strategies involves the development and introduction of new Gallery locations. We pursue a range of different real estate development models for these projects. In a number of these projects, we perform a significant role in various aspects of the design and construction of the Gallery location. Both we and third-party contractors that we use in these construction projects may be subject to efforts and activities by organized labor to drive the hiring of union labor on these projects. To the extent that union workers are not involved in these projects, we and our third-party contractors may be subject to picketing and other labor actions that could affect our business, including protests in front of our Gallery locations in order to discourage our customers from entering our stores, which could adversely affect our business at those locations and our results of operations, including our same-store sales metrics. In addition, to the extent that we become more directly involved in additional aspects of the construction work at our Gallery locations, we could be subject to additional pressure from organized labor such as union organizing efforts.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural or man-made disasters or other similar events, including as a result of climate change, including floods, hurricanes, earthquakes, widespread illness, fires, loss of power, interruption of other utilities, industrial accidents, social unrest and riots. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of disasters, including fires and earthquakes that could disrupt our operations and affect our results of operations, and there is evidence that extreme weather, extended drought and shifting climate patterns have intensified the frequency and severity of wildfires in California. Many of our vendors are also located in areas that may be affected by such events. Moreover, geopolitical or public safety conditions which affect consumer behavior and spending, economic conditions, global trade or overall business conditions may adversely affect our business. Terrorist attacks, armed conflict such as what has been occurring in Ukraine, or other hostilities, or threats thereof, in the U.S. or in other countries around the world, as well as future events occurring in response to or in connection with such events and circumstances, could again result in reduced levels of consumer spending or other adverse effects on business conditions. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Leased Properties

The following table summarizes the total leased gross square footage of our leased properties as of January 28, 2023:

		LEASED GROSS SQUARE FOOTAGE
	COUNT	(approximate, in thousands)
Retail locations(1)	81	2,034
Outlets	37	1,171
Guesthouse	1	27
(1)	Retail locations include the Design Galleries, legacy Galleries, Modern Gallery, Baby & Child and TEEN Galleries and Waterworks Showrooms. Refer to “Retail Locations” within Item 1—Business.

PART I	FORM 10-K | 31

The following table summarizes the location and size of our leased fulfillment centers, home delivery center locations and corporate facilities occupied as of January 28, 2023:

LEASED SQUARE FOOTAGE
LOCATION	(approximate, in thousands)
RH Furniture Fulfillment Centers
Patterson, California	1,501
Baltimore (North East), Maryland	1,195
Ontario, California	1,001
RH Small-Parcel Fulfillment Center
West Jefferson, Ohio(1)	1,224
Home Delivery Center Locations(2)	1,252
Waterworks Fulfillment Center
Brookfield, Connecticut	160
Corporate Facilities
Corte Madera, California(1)(3)	263
Pinole, California(4)	200
Danbury, Connecticut(5)	26
Other	240
(1)	Customer service center and home delivery operations are also performed at this location.
(2)	Includes total approximate leased square footage for 20 separate home delivery center locations.
(3)	Location of RH Headquarters. Includes approximately 10,000 square feet of warehouse space.
(4)	Represents warehouse space.
(5)	Location of Waterworks Headquarters.

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

In addition to the above, we also have a third-party service agreement for a shared distribution center facility in Belgium.

Owned Property

As of January 28, 2023, we own nine properties, eight of which are owned through our consolidated variable interest entities. Seven locations represent current and future RH locations, and are part of the RH Segment. Two locations represent properties for the purpose of use by RH or others related to developing, operating and selling such real estate, and are part of the Real Estate segment. Refer to Note 8—Variable Interest Entities in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

32 | FORM 10-K	PART I

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we and/or members of our senior leadership team are involved in litigation, claims, investigations and other proceedings relating to the conduct of our business, including purported class action litigation, as well as securities class action litigation. Such legal proceedings may include claims related to our employment practices, wage and hour claims, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the stores we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant senior leadership time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

For additional information regarding legal proceedings, including certain securities litigation, refer to Note 20—Commitments and Contingencies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART I	FORM 10-K | 33

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades under the symbol “RH” on the NYSE.

The number of stockholders of record of our common stock as of January 28, 2023 was 15. This number excludes stockholders whose stock is held in nominee or street name by brokers.

No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

34 | FORM 10-K	PART II

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of RH under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph and table compare the cumulative total stockholder return for our common stock during the five-year period ended January 28, 2023 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on February 2, 2018 in the common stock of RH, the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

600
500
400
300
200
100
0
43133
43497
43861
44225
44589
44953
RH
NYSE Composite
S&P Retail Select Industry Index

	FEBRUARY 2, 2018	FEBRUARY 1, 2019	JANUARY 31, 2020	JANUARY 29, 2021	JANUARY 28, 2022	JANUARY 27, 2023
RH	100.00	145.20	226.80	516.47	425.81	337.52
NYSE Composite Index	100.00	94.23	104.04	110.03	125.31	121.99
S&P Retailing Select Index	100.00	96.33	94.40	193.19	174.77	153.90

PART II	FORM 10-K | 35

Repurchases of Common Stock

During the three months ended January 28, 2023, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS(2)	PLANS OR PROGRAMS(2)
				(in millions)
October 30, 2022 to November 26, 2022	—	$—	—	$2,164
November 27, 2022 to December 31, 2022	1,330,327	$258.43	1,329,559	$1,820
January 1, 2023 to January 28, 2023(3)	1,262,837	$293.08	1,262,434	$1,450
Total	2,593,164		2,591,993
(1)	Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program (as defined below) authorized by the Board of Directors on October 10, 2018, and replenished on March 25, 2019 and June 2, 2022.
(3)	Starting on January 1, 2023, share repurchases under our Share Repurchase Program are subject to a 1% excise tax imposed under the Inflation Reduction Act (“IRA”).

ITEM 6.     [RESERVED]

36 | FORM 10-K	PART II

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that are subject to risks and uncertainties. Refer to “Special Note Regarding Forward-Looking Statements and Market Data” and Item 1A—Risk Factors in this Annual Report on Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed in Item 1A—Risk Factors and included elsewhere in this Annual Report on Form 10-K.

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources are presented in this section for fiscal 2022 and a comparison to fiscal 2021. The discussion for fiscal 2021 and fiscal 2020 has been omitted from this Annual Report on Form 10-K, but is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-K for the fiscal year ended January 29, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022.

MD&A is a supplement to our consolidated financial statements within Part II of this Annual Report on Form 10-K and is provided to enhance an understanding of our results of operations and financial condition. Our MD&A includes these primary sections:

Overview. This section provides a general description of our business, including the impacts of macroeconomic factors, and describes our key value-driving strategies and business initiatives.

Factors Affecting Our Results of Operations. This section discusses certain factors that affect our results of operations, including our strategic initiatives, our ability to source and distribute products effectively, consumer preferences and demand, overall economic trends and fluctuations in quarterly results.

How We Assess the Performance of Our Business. This section discusses financial and operating measures that affect our results of operations, including net revenues and demand, gross profit and gross margin, selling general and administrative expenses, operating income and operating margin, and net income and the related non-GAAP financial measures, in addition to adjusted EBITDA.

Basis of Presentation and Results of Operations. This section provides our consolidated statements of income and other financial and operating data, including a comparison of our results of operations in the current period as compared to the prior year’s comparative period, as well as non-GAAP financial measures we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

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

PART II	FORM 10-K | 37

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Source Books. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Source Books act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada, and the U.K., and have an integrated RH Hospitality experience in 14 of our Design Gallery locations, which includes Restaurants and Wine Bars.

In addition, we opened our first RH Guesthouse in New York in September 2022, a first-of-its-kind hospitality experience for travelers seeking privacy and luxury. The property features six guest rooms, three guest suites and a private residence, as well as The Dining Room & Terrace.

As of January 28, 2023, we operated the following number of locations:

COUNT
RH
Design Galleries	28
Legacy Galleries	35
Modern Galleries	1
Baby & Child and TEEN Galleries	3
Total Galleries	67
Outlets	37
Guesthouse	1
Waterworks Showrooms	14

For more information on our company and operations, refer to Item 1—Business.

Macroeconomic Factors

There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation, rising interest and mortgage rates, and uncertainties in the global financial markets related to the foregoing as well as, among other things, the war in Ukraine and recent failures of several financial institutions, including Silicon Valley Bank and others. These and other macroeconomic factors may have a number of adverse effects on macroeconomic conditions and markets in which we operate, including the housing market, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have a negative impact on demand for our products. We believe that these macroeconomic factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors.

Key Value-Driving Strategies

In order to achieve our long-term strategies of Product Elevation, Platform Expansion and Cash Generation as well as drive growth across our business, we are focused on the following key strategies and business initiatives:

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve industry-leading revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Contemporary, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

38 | FORM 10-K	PART II

Gallery Transformation. Our product is elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market in North America will unlock the value of our vast assortment, generating an expected annual revenue opportunity for our business of $5 to $6 billion. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into most of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

Brand Elevation. We are evolving the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of Products, Places, Services and Spaces designed to elevate and render our product more valuable while establishing the RH brand as a thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of our RH Guesthouse in New York in September 2022, and are in the process of constructing our second RH Guesthouse in Aspen. Additionally, we are creating bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley, RH1 & RH2, our private jets, and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

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

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally with the objective of launching international locations in Europe beginning with the opening of RH England, The Gallery at the Historic Aynho Park, this summer. We have secured a number of locations in various markets in the U.K. and continental Europe for future Design Galleries and are currently in lease or purchase negotiations for additional locations.

Factors Affecting Our Results of Operations

We have experienced significant changes in our business from fiscal 2020 through fiscal 2022, including the impact of macroeconomic factors such as the COVID-19 pandemic, increased inflation, rising interest and mortgage rates, uncertainties in the global financial markets and the slowdown in the housing market. We believe that COVID-19 and the resulting trends in housing markets drove increased demand in our business during a substantial portion of the pandemic. At the same time, the demand for home furnishings has decreased since the reopening of the economy after the peak of the pandemic and consumption patterns have shifted into other areas such as travel and leisure. Apart from the impact of macroeconomic factors on our business operations and on general economic conditions, below are certain factors that affect our results of operations.

Our Strategic Initiatives. We are in the process of implementing a number of significant business initiatives that have had, and will continue to have, an impact on our results of operations.

PART II	FORM 10-K | 39

As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the short term and may amplify fluctuations in our growth rates from quarter to quarter. Delays in the rate of opening new Galleries and pursuit of our international expansion have resulted in delays in the corresponding increase in revenues that we experience as new Design Galleries are introduced. In addition, we anticipate that our net revenues, adjusted net income and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand and our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise to match market demand from our customers, leading to higher levels of customer back orders and lost sales. For example, a number of our vendors experienced delays in production and shipment of merchandise orders related to direct and indirect effects of the COVID-19 pandemic. In addition, as we introduce new products and expand our merchandise assortments into new categories, we expect to experience delays in the production of some new offerings, as we have had similar experiences during prior periods when we adopted substantial newness in our business such as with the introduction of RH Modern in 2015.

During fiscal 2020 and 2021, the lag in manufacturing and inventory receipts related to the COVID-19 pandemic, together with dislocations in our supply chain, resulted in some delays in our ability to convert demand into revenues. During the first half of fiscal 2022 we experienced increased net revenues due to fulfillment of orders generated in prior quarters as elements of our supply chain continued to catch up with customer demand. However, throughout fiscal 2022 we experience softening demand trends as compared to fiscal 2022. While we believe the majority of the supply chain dislocation has now been resolved, there can be no assurance as to the exact course that our supply chain will take and a number of factors could contribute to further complications in our supply chain, including increased in raw material costs related to inflation and other macroeconomic factors, including negative effects in countries where our vendors produce merchandise. Based on total dollar volume of purchases for fiscal 2022, 71% of our products were sourced from Asia, with 29% sourced from China, 12% from the U.S. and the remainder from other countries and regions.

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

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our net revenues are affected by general economic conditions, including conditions that affect the housing market. For example, reduced consumer confidence and lower availability and higher cost of consumer credit reduce demand for our products and limit our ability to increase prices or sustain price increases. We have determined that our customer purchasing patterns are influenced by economic factors, including the health and volatility of the stock market. We have seen that previous declines in the stock market and periods of high volatility have correlated with a reduction in consumer demand for our products and may continue in future periods. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, but that our sales are particularly affected by the health of the higher-end customer and demand levels from that customer demographic.

While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for first-time home buyers, the higher-end of the housing market may be disproportionately influenced by other factors, including stock market prices, disruption in financial markets, the number of second and third homes being bought and sold, the number of foreign buyers in higher-end real estate markets in the U.S., foreign currency volatility, inflation, tax policies and interest rates, and the perceived prospect for capital appreciation in higher-end real estate. Shifts in consumption patterns may also have an impact on consumer spending in the high-end housing market. We have in the past experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods. These headwinds tied to macroeconomic factors may continue in future quarters. For more information, refer to Item 1A—Risk Factors—Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us may significantly impact our revenue and results of operations.

40 | FORM 10-K	PART II

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

Gross Profit and Gross Margin. Gross profit is equal to our net revenues less cost of goods sold. Gross profit as a percentage of our net revenues is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage, inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or net realizable value reserves; inbound freight; all freight costs to get merchandise to our retail locations and outlets; design, buying and allocation costs; occupancy costs related to retail and outlet operations and our supply chain, such as rent and common area maintenance for our leases; depreciation and amortization of leasehold improvements, equipment and other assets in our retail locations, outlets and distribution centers. In addition, cost of goods sold includes all logistics costs associated with shipping product to our customers, which are partially offset by shipping income collected from customers (recorded in net revenues on the consolidated statements of income).

Our gross profit and gross margin can be favorably impacted by sales volume increases, as occupancy and certain other costs that are largely fixed do not necessarily increase proportionally with sales volume increases. Changes in the mix of our products may also impact our gross profit and gross margin. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and use product markdowns and our outlets to efficiently sell these products. The timing and extent of markdowns are driven primarily by customer acceptance of our merchandise. The primary drivers of the costs of individual goods are raw materials costs, which fluctuate based on a number of factors beyond our control, including commodity prices, changes in supply and demand, general economic conditions, competition, import duties, tariffs and government regulation, logistics costs (which may increase in the event of, for example, expansions of or interruptions in the operation of our distribution centers, furniture home delivery centers and customer service center or damage or interruption to our information systems) and labor costs in the countries where we source our merchandise. We place orders with merchandise vendors primarily in United States dollars and, as a result, are not currently exposed to significant foreign currency exchange risk. However, our exposure may increase in connection with our global expansion strategy.

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

PART II	FORM 10-K | 41

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll-related expenses, retail related expenses other than occupancy, and expenses related to the operations at our corporate headquarters, including rent, utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes Source Book production, mailing and print advertising costs. All retail pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new retail locations and outlets, develop new product categories and otherwise pursue our current business initiatives. Selling, general and administrative expenses as a percentage of net revenues are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.

In addition, in recent periods we have experienced increased selling, general and administrative expenses, including asset impairments, non-cash compensation expenses, employer payroll taxes on CEO option exercises, professional fees associated with debt transactions, compensation settlement arrangements, product recalls, sale leaseback transactions and reorganizations, as discussed in “Basis of Presentation and Results of Operations” below.

Adjusted Operating Income, Adjusted Net Income and Adjusted EBITDA. To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles (“GAAP”), we use non-GAAP financial measures, including adjusted operating income, adjusted net income, EBITDA, adjusted EBITDA, and adjusted capital expenditures (collectively, “non-GAAP financial measures”). We believe that adjusted operating income, adjusted net income and adjusted EBITDA are useful measures of operating performance, as the adjustments eliminate non-recurring and other items that are not reflective of underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. We also use these adjusted measures as methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis our actual results against such expectations.

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

Refer to “Non-GAAP Financial Measures” below for further information.

42 | FORM 10-K	PART II

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income:

	YEAR ENDED
	JANUARY 28,	% OF NET	JANUARY 29,	% OF NET	JANUARY 30,	% OF NET
	2023	REVENUE	2022	REVENUES	2021	REVENUE
	(dollars in thousands)
Net revenues	$3,590,477	100.0%	$3,758,820	100.0%	$2,848,626	100.0%
Cost of goods sold	1,778,492	49.5	1,903,409	50.6	1,523,095	53.5
Gross profit	1,811,985	50.5	1,855,411	49.4	1,325,531	46.5
Selling, general and administrative expenses	1,089,828	30.4	928,230	24.7	858,673	30.1
Income from operations	722,157	20.1	927,181	24.7	466,858	16.4
Other expenses
Interest expense—net	113,210	3.2	64,947	1.7	69,250	2.5
(Gain) loss on extinguishment of debt	169,578	4.7	29,138	0.8	(152)	—
Tradename impairment	—	—	—	—	20,459	0.7
Other expense—net	30	—	2,778	0.1	—	—
Total other expenses	282,818	7.9	96,863	2.6	89,557	3.2
Income before income taxes and equity method investments	439,339	12.2	830,318	22.1	377,301	13.2
Income tax expense (benefit)	(91,358)	(2.6)	133,558	3.6	104,598	3.6
Income before equity method investments	530,697	14.8	696,760	18.5	272,703	9.6
Share of equity method investments losses	2,055	0.1	8,214	0.2	888	0.1
Net income	$528,642	14.7%	$688,546	18.3%	$271,815	9.5%

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use non-GAAP financial measures, including adjusted operating income, adjusted net income, EBITDA, adjusted EBITDA, and adjusted capital expenditures. We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains and the tax effect of these adjustments. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision-making. The non-GAAP financial measures used by us in this Annual Report on Form 10-K may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

For more information on the non-GAAP financial measures, please see the reconciliation of GAAP to non-GAAP financial measures tables outlined below. These accompanying tables include details on the GAAP financial measures that are most directly comparable to non-GAAP financial measures and the related reconciliations between these financial measures.

PART II	FORM 10-K | 43

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Net income	528,642	688,546	271,815
Interest expense—net(1)	113,210	64,947	69,250
(Gain) loss on extinguishment of debt(1)	169,578	29,138	(152)
Tradename impairment(1)	—	—	20,459
Other expense—net(1)	30	2,778	—
Income tax expense (benefit)(1)	(91,358)	133,558	104,598
Share of equity method investments losses(1)	2,055	8,214	888
Operating income	722,157	927,181	466,858
Asset impairments(2)	24,186	9,630	12,851
Non-cash compensation(3)	18,072	23,428	117,084
Employer payroll taxes on option exercises(4)	14,392	—	—
Professional fees(5)	7,469	—	—
Non-cash compensation related to consolidated VIEs(6)	4,470	—	—
Compensation settlements(7)	3,483	—	—
Recall accrual(8)	560	1,940	7,370
Legal settlements(9)	(4,188)	—	—
Gain on sale of building and land(10)	(775)	—	—
Loss on sale leaseback transaction(11)	—	—	9,352
Reorganizational related costs(12)	—	449	7,027
Adjusted operating income	$789,826	$962,628	$620,542
(1)	Refer to discussion “Fiscal 2022 Compared to Fiscal 2021” below for a discussion of our results of operations for the year ended January 28, 2023 and January 29, 2022. Information on the year ended January 30, 2021 (fiscal 2020) is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-K for the fiscal year ended January 29, 2022, filed with the SEC on March 30, 2022.
(2)	The adjustment in fiscal 2022 represents inventory impairment of $11 million to cost of goods sold and asset impairment of $12 million to selling, general and administrative expenses related to property and equipment of Galleries under construction, as well as lease impairment of $1.0 million due to the early exit of a leased facility. The adjustment in fiscal 2021 represents asset impairments of $9.6 million. The adjustments in fiscal 2020 include asset impairments of $6.6 million, acceleration of depreciation expense of $3.9 million due to a change in the estimated useful lives of certain assets and impairment of $2.4 million related to Outlet inventory resulting from retail closures in response to the COVID-19 pandemic.
(3)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(4)	Represents employer payroll tax expense related to the option exercises by Mr. Friedman in fiscal 2022.
(5)	Represents professional fees contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchases (refer to Note 12—Convertible Senior Notes in our consolidated financial statements).

44 | FORM 10-K	PART II

(6)	Represents non-cash compensation attributed to the noncontrolling interest holder of our consolidated real estate joint ventures in fiscal 2022 based on the fair value of the noncontrolling interests upon the closing of such joint venture transactions (refer to “Consolidated Variable Interest Entities and Noncontrolling Interests” within Note 3—Significant Accounting Policies in our consolidated financial statements).
(7)	Represents compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary.
(8)	Represents adjustments to net revenues, cost of goods sold and inventory charges associated with product recalls, as well as accrual adjustments, and vendor and insurance claims. In fiscal 2022, the recall adjustments increased selling, general and administrative expenses by $0.6 million. In fiscal 2021, the recall adjustments increased net revenues by $1.2 million and increased selling, general and administrative expenses by $3.1 million. In fiscal 2020, the recall adjustments decreased net revenues by $1.4 million, increased cost of goods sold by $4.6 million and increased selling, general and administrative expenses by $1.4 million.
(9)	Represents a favorable legal settlement associated with a lease arrangement.
(10)	Represents the gain on the sale of building and land.
(11)	Represents the loss on a sale-leaseback transaction related to one of our previously owned Design Galleries.
(12)	Represents severance costs and related payroll taxes associated with reorganizations.

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that are not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Net income	$528,642	$688,546	$271,815
Adjustments pre-tax:
(Gain) loss on extinguishment of debt(1)	169,578	29,138	(152)
Asset impairments(1)	24,186	9,630	12,851
Non-cash compensation(1)	18,072	23,428	117,084
Employer payroll taxes on option exercises(1)	14,392	—	—
Professional fees(1)	7,469	—	—
Non-cash compensation related to consolidated VIEs(1)	4,470	—	—
Compensation settlements(1)	3,483	—	—
Recall accrual(1)	560	1,940	7,370
Legal settlements(1)	(4,188)	—	—
Gain on derivative instruments—net(2)	(1,724)	—	—
Gain on sale of building and land(1)	(775)	—	—
Amortization of debt discount(3)	—	18,477	37,055
Tradename impairment(1)	—	—	20,459
Loss on sale leaseback transaction(1)	—	—	9,352
Reorganization related costs(1)	—	449	7,027
Subtotal adjusted items	235,523	83,062	211,046
Impact of income tax items(4)	(237,683)	(13,317)	(20,845)
Share of equity method investments losses(1)	2,055	8,214	888
Adjusted net income	$528,537	$766,505	$462,904
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.

PART II	FORM 10-K | 45

(2)	Represents net gain on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchases (refer to Note 12—Convertible Senior Notes in our consolidated financial statements).
(3)	Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (which was adopted as of the first quarter of fiscal 2022) (“ASU 2020-06”), certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflected the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes through fiscal 2021 for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we amortized as debt discount an amount equal to the fair value of the equity components as interest expense on the 2023 Notes and 2024 Notes over their expected lives. The equity components represented the difference between the proceeds from the issuance of the 2023 Notes and 2024 Notes and the fair value of the liability components of the 2023 Notes and 2024 Notes, respectively. Amounts were presented net of interest capitalized for capital projects of $10 million and $5.3 million during fiscal 2021 and fiscal 2020, respectively. No amortization of the debt discounts were recognized during fiscal 2022, as we recombined the previously outstanding equity component of the 2023 Notes and 2024 Notes upon the adoption of ASU 2020-06.
(4)	For fiscal 2022, we exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) and the exclusion of material discrete tax items that are unusual or infrequent, such as tax benefits related to the option exercises by Mr. Friedman in fiscal 2022. The adjustment for fiscal 2022 is based on an adjusted tax rate of 21.7%.

The adjustment for fiscal 2021 is based on an adjusted tax rate of 16.1%, which excludes the tax impact associated with our share of equity method investments losses. The adjustment for fiscal 2020 is based on an adjusted tax rate of 21.3%, which excludes the tax impact associated with the non-cash compensation charge related to an option grant made to Mr. Friedman in the third quarter of fiscal 2020, the Waterworks reporting unit tradename impairment recorded in the first quarter of fiscal 2020 and our proportionate share of the loss of our equity method investments.

46 | FORM 10-K	PART II

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

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Net income	$528,642	$688,546	$271,815
Depreciation and amortization	108,588	96,022	100,040
Interest expense—net	113,210	64,947	69,250
Income tax expense (benefit)	(91,358)	133,558	104,598
EBITDA	659,082	983,073	545,703
(Gain) loss on extinguishment of debt(1)	169,578	29,138	(152)
Non-cash compensation(2)	43,544	48,478	145,704
Asset impairments(1)	24,186	9,630	8,835
Employer payroll taxes on option exercises(1)	14,392	—	—
Professional fees(1)	7,469	—	—
Capitalized cloud computing amortization(3)	6,566	3,565	462
Non-cash compensation related to consolidated VIEs(1)	4,470	—	—
Compensation settlements(1)	3,483	—	—
Share of equity method investments losses(1)	2,055	8,214	888
Recall accrual(1)	560	1,940	7,370
Other expense—net(1)	30	2,778	—
Legal settlements(1)	(4,188)	—	—
Gain on sale of building and land(1)	(775)	—	—
Reorganization related costs(1)	—	449	7,027
Tradename impairment(1)	—	—	20,459
Loss on sale leaseback transaction(1)	—	—	9,352
Adjusted EBITDA	$930,452	$1,087,265	$745,648
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(3)	Represents amortization associated with capitalized cloud computing costs.

PART II	FORM 10-K | 47

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Capital expenditures	$173,642	$185,383	$111,126
Landlord assets under construction—net of tenant allowances	51,369	68,454	69,508
Adjusted capital expenditures	$225,011	$253,837	$180,634

Fiscal 2022 Compared to Fiscal 2021

	YEAR ENDED
	JANUARY 28,			JANUARY 29,
	2023			2022
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$3,398,638	$191,839	$3,590,477	$3,593,842	$164,978	$3,758,820
Cost of goods sold	1,690,194	88,298	1,778,492	1,821,174	82,235	1,903,409
Gross profit	1,708,444	103,541	1,811,985	1,772,668	82,743	1,855,411
Selling, general and administrative expenses	1,010,893	78,935	1,089,828	861,794	66,436	928,230
Income from operations	$697,551	$24,606	$722,157	$910,874	$16,307	$927,181
(1)	The results for the Real Estate segment were immaterial in fiscal 2022 and, therefore, such results are presented within the RH Segment for such period. There was no income from operations for the Real Estate segment in fiscal 2021. Refer to Note 21—Segment Reporting in our consolidated financial statements.

Net revenues

Consolidated net revenues decreased $168 million, or 4.5%, to $3,591 million in fiscal 2022 compared to $3,759 million in fiscal 2021.

RH Segment net revenues for fiscal 2021 were favorably impacted by $1.2 million related to product recalls. Product recalls and the establishment or adjustment of any related recall accruals can affect our results and cause quarterly fluctuations affecting the period-to-period comparisons of our results. No assurance can be provided that any accruals will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time, which could further affect results.

RH Segment net revenues

RH Segment net revenues decreased $195 million, or 5.4%, to $3,399 million in fiscal 2022 compared to $3,594 million in the fiscal 2021. The below discussion highlights several significant factors that resulted in a decrease in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues in fiscal 2022 decreased primarily due to softening demand trends, which began in the first quarter of fiscal 2022, and remained below prior year trends for the balance of fiscal 2022. This decrease was partially offset by backlog relief, as well as increased revenue in our RH Hospitality business compared to fiscal 2021 due to new Restaurant openings in the second half of fiscal 2021 and during fiscal 2022. RH Segment net revenues in fiscal 2021 increased due to strong customer demand for our products, aided by elements of our supply chain continuing to catch up with customer demand. RH Segment net revenues in fiscal 2021 were impacted by product recalls as noted above.

48 | FORM 10-K	PART II

Outlet sales decreased $19 million to $260 million in fiscal 2022 compared to $279 million in fiscal 2021.

Waterworks net revenues

Waterworks net revenues increased $27 million, or 16.3%, to $192 million in fiscal 2022 compared to $165 million in fiscal 2021 due to significant residential investments by high-end homeowners, elevated product assortment, and supply chain execution.

Gross profit

Consolidated gross profit decreased $43 million, or 2.3%, to $1,812 million in fiscal 2022 compared to $1,855 million in fiscal 2021. As a percentage of net revenues, gross margin increased 110 basis points to 50.5% of net revenues in fiscal 2022 compared to 49.4% of net revenues in fiscal 2021.

RH Segment gross profit for fiscal 2022 was negatively impacted by $11 million of inventory impairment. RH Segment gross profit for fiscal 2021 was favorably impacted by $1.2 million related to product recalls.

Excluding the adjustments mentioned above, consolidated gross margin would have increased 150 basis points to 50.8% of net revenues in fiscal 2022 compared to 49.3% of net revenues in fiscal 2021.

RH Segment gross profit

RH Segment gross profit decreased $64 million, or 3.6%, to $1,708 million in fiscal 2021 compared to $1,773 million in fiscal 2020. As a percentage of net revenues, RH Segment gross margin increased 100 basis points to 50.3% of net revenues in fiscal 2022 compared to 49.3% of net revenues in fiscal 2021.

Excluding the adjustments mentioned above, RH Segment gross margin would have increased 130 basis points to 50.6% of net revenues in fiscal 2022 from 49.3% of net revenues in fiscal 2021. The increase in gross margin was primarily driven by increase in product margins in the core business, as well as leverage in our shipping costs, partially offset by deleverage in fixed occupancy costs in fiscal 2022.

Waterworks gross profit

Waterworks gross profit increased $21 million, or 25.1%, to $104 million in fiscal 2022 compared to $83 million in fiscal 2021. As a percentage of net revenues, Waterworks gross margin increased 380 basis points to 54.0% of net revenues in fiscal 2021 compared to 50.2% of net revenues in fiscal 2021 primarily driven by favorable changes in product mix and higher product margins in select categories, as well as leverage on fixed occupancy costs.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $162 million, or 17.4%, to $1,090 million in fiscal 2022 compared to $928 million in fiscal 2021.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $149 million, or 17.3%, to $1,011 million in fiscal 2022 compared to $862 million in fiscal 2021. RH Segment selling, general and administrative expenses were 29.7% and 24.0% of net revenues in fiscal 2022 and fiscal 2021, respectively.

RH Segment selling, general and administrative expenses for fiscal 2022 included amortization of non-cash compensation of $18 million related to a fully vested option grant made to Mr. Friedman in October 2020, $14 million of employer payroll tax expense associated with Mr. Friedman’s stock option exercises during the fiscal 2022, $13 million of asset impairment, $7.5 million of professional fees which were contingent upon the completion of our debt transactions related to the 2023 Notes and 2024 Notes, $4.5 million of non-cash compensation attributed to the noncontrolling interests holder of our consolidated variable interest entities, and $0.6 million related to product recalls, partially offset by a $4.2 million legal settlement received and a $0.8 million gain on sale of building and land.

RH Segment selling, general and administrative expenses for fiscal 2021 included amortization of non-cash compensation of $24 million related to a fully vested option grant made to Mr. Friedman in October 2020, $9.6 million related to asset impairments, $1.7 million related to product recalls and $0.4 million related to severance costs and related payroll taxes associated with reorganizations.

PART II	FORM 10-K | 49

Excluding the adjustments to selling, general and administrative expenses mentioned above, RH Segment selling, general and administrative expenses would have been 28.2% and 23.0% of net revenues for fiscal 2022 and fiscal 2021, respectively. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by higher employment and employment-related costs, increased advertising costs due to the mailing of the new RH Contemporary Source Book, as well as increases in professional fees and pre-opening costs. A portion of the increase in these costs is due to the investments related to the launch of RH Contemporary, the opening of RH San Francisco and RH Guesthouse, the development of RH International and the rollout of RH In-Your-Home.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $13 million, or 18.8%, to $79 million in fiscal 2022 compared to $66 million in fiscal 2021.

Waterworks selling, general and administrative expenses for fiscal 2022 included $3.5 million in compensation settlements related to the Rollover Units and Profit Interest Units and a $0.2 million asset impairment. Waterworks selling, general and administrative expenses for fiscal 2021 included $1.4 million related to product recalls.

Excluding the adjustments mentioned above, Waterworks selling, general and administrative expenses would have decreased 20 basis points to 39.2% of net revenues in fiscal 2022 compared to 39.4% of net revenues in fiscal 2021.

Interest expense—net

Interest expense—net decreased $48 million in fiscal 2022 compared in fiscal 2021, which consisted of the following in each fiscal year:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,
	2023	2022

	(in thousands)
Term loan interest expense	$120,387	$17,938
Finance lease interest expense	32,051	26,412
Other interest expense	4,195	5,925
Amortization of convertible senior notes debt discount	—	28,816
Interest income	(38,520)	(1,936)
Capitalized interest for capital projects	(4,903)	(12,208)
Total interest expense—net	$113,210	$64,947

Loss on extinguishment of debt

During fiscal 2022, we recognized a loss on extinguishment of debt of $170 million related to the repurchase of $237 million of principal value of convertible senior notes, inclusive of the acceleration of amortization of debt issuance costs of $1.3 million. The loss represents the difference between the carrying value and the fair value of the convertible senior notes upon entering into the repurchase agreements with the noteholders. During fiscal 2021 we recognized a loss on extinguishment of debt for a portion of the 2023 Notes and 2024 Notes that were early converted at the option of the noteholders of $29 million.

Other expense—net

Other expense—net was $0.1 million and $2.8 million in fiscal 2022 and 2021, respectively, which included losses of $1.8 million and $2.8 million, respectively, due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro, in addition to a foreign exchange loss from the remeasurement of intercompany loans with our U.K. and Switzerland subsidiaries in fiscal 2022 and an intercompany loan with our U.K. subsidiary in fiscal 2021, respectively. In fiscal 2022, the foreign currency loss was partially offset by a net gain on derivative instruments of $1.7 million, resulting from the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchases.

50 | FORM 10-K	PART II

Income tax expense (benefit)

Income tax benefit was $91 million in fiscal 2022 and income tax expense was $134 million in fiscal 2021. Our effective tax rate was (20.9)% in fiscal 2022 compared to 16.2% in fiscal 2021. The decrease in our effective tax rate is primarily due to significantly higher discrete tax benefits from stock-based compensation in fiscal 2022.

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $2.1 million and $8.2 million loss in fiscal 2022 and fiscal 2021, respectively.

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

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,
	2023	2022

	(in millions)
Asset based credit facility	$—	$—
Term loan B(1)	1,975	1,995
Term loan B-2(1)	499	—
Equipment promissory notes(1)	1	15
Convertible senior notes due 2023(1)	2	69
Convertible senior notes due 2024(1)	42	189
Notes payable for share repurchases	—	1
Total debt(2)	$2,519	$2,269
Cash and cash equivalents	(1,508)	(2,178)
Total net debt	$1,011	$91
Availability under the asset based credit facility—net(3)	$533	$347
(1)	Amounts exclude discounts upon original issuance and third-party offering and debt issuance costs.
(2)	Net debt excludes restricted cash of $3.7 million and non-recourse real estate loans of $18 million as of January 28, 2023 related to our consolidated variable interest entities from our joint venture activities. These real estate loans are secured by the assets of such entities and the associated creditors do not have recourse against RH’s general assets. Refer to Note 8—Variable Interest Entities in our consolidated financial statements.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $27 million and $20 million in outstanding letters of credit as of January 28, 2023 and January 29, 2022, respectively.

PART II	FORM 10-K | 51

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

We believe our capital structure provides us with substantial optionality regarding capital allocation. Our near-term decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors affecting business conditions, such as the pandemic, inflation and rising interest rates. We believe our existing cash balances and operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

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

To the extent we choose to secure additional sources of liquidity through incremental debt financing, there can be no assurances that we will be able to raise such financing on favorable terms, if at all, or that future financing requirements will not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. Any adverse developments in the U.S. or global credit markets as a result of the pandemic or any other reason could affect our ability to manage our debt obligations and our ability to access future debt. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments, including the repayment of the principal amount of our convertible senior notes in cash, whether upon stated maturity, early conversion or otherwise of such convertible senior notes. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations, including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

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

We entered into a $2.0 billion term debt financing in October 2021 (the “Term Loan B”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). The Term Loan B has a maturity date of October 20, 2028. As of January 28, 2023, we had $1,975 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to the Term Loan B.

52 | FORM 10-K	PART II

In May 2022, we entered into an incremental term debt financing (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). The Term Loan B-2 has a maturity date of October 20, 2028. The Term Loan B-2 constitutes a separate class from the existing Term Loan B under the Term Loan Credit Agreement. As of January 28, 2023, we had $499 million outstanding under the Amended Term Loan Credit Agreement. We are required to make quarterly principal payments of $1.3 million with respect to the Term Loan B-2 from December 2022.

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

We had $44 million remaining in aggregate principal amount of convertible notes outstanding as of January 28, 2023, comprised of $1.7 million of 2023 Notes and $42 million of 2024 Notes. The remaining 2023 Notes have a scheduled maturity in June 2023 and the remaining 2024 Notes have a scheduled maturity in September 2024. We anticipate having ample cash available in order to repay the principal amount of our convertible notes in cash with respect to any convertible notes for which the holders elect early conversion, as well as upon maturity in June 2023 and September 2024, in each case in order to minimize dilution.

PART II	FORM 10-K | 53

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During fiscal 2022, adjusted capital expenditures were $225 million in aggregate, net of cash received related to landlord tenant allowances of $13 million. In addition, we received landlord tenant allowances after construction completion of $4.7 million, which are reflected as a reduction to principal payments under finance leases within financing activities on the consolidated statements of cash flows. We anticipate our adjusted capital expenditures to be $275 million to $325 million in fiscal 2023, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and rising interest rates and we may make adjustments to our allocation of capital in fiscal 2022 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we are exploring other models for our real estate activities, which include different terms and conditions for real estate transactions. These transactions may involve longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings that we wish to develop for new Gallery locations or other aspects of our business. These approaches might require different levels of capital investment on our part than a traditional store lease with a landlord. We have also begun executing changes in our real estate strategy to transition some projects from a leasing model to a development model, where we buy and develop real estate for our Design Galleries either directly or through joint ventures and other structures with the ultimate objective of (i) recouping a majority of the investment through a sale-leaseback arrangement and (ii) resulting in lower capital investment and lower rent. For example, in fiscal 2019 we executed a sale-leaseback transaction for the Yountville Design Gallery for sales proceeds of $24 million and in fiscal 2020 we executed a sale-leaseback transaction for the Minneapolis Design Gallery for sales proceeds of $26 million, both of which qualified for sale-leaseback accounting. Additionally, we have entered into arrangements with a third-party development partner to develop real estate for future RH Design Galleries. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurance that we will be successful in securing additional funding on attractive terms or at all. In addition, our capital needs and uses of capital may change in the future due to changes in our business or new opportunities that we may pursue.

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$403,687	$662,114	$500,770
Net cash used in investing activities	(171,068)	(194,353)	(197,600)
Net cash provided by (used in) financing activities	(902,477)	1,607,127	(243,914)
Net increase (decrease) in cash and cash equivalents, restricted cash and restricted cash equivalents	(670,101)	2,074,793	59,413
Cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	1,511,763	2,181,864	107,071

54 | FORM 10-K	PART II

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation, loss on extinguishment of debt, cash paid attributable to accretion of debt discount upon settlement of debt (prior to the adoption of ASU 2020-06 in fiscal 2022) and the effect of changes in working capital and other activities.

For fiscal 2022, net cash provided by operating activities was $404 million and consisted of net income of $529 million and an increase in non-cash items of $373 million, partially offset by a change in working capital and other activities of $498 million. The use of cash from working capital was primarily driven by an increase in prepaid expenses and other assets of $103 million mainly due to federal and state tax receivables and the issuance of additional promissory notes receivable, an increase in merchandise inventory of $77 million, a decrease in operating lease liabilities of $77 million primarily due to payments made under the related lease agreements, a decrease in deferred revenue and customer deposits of $62 million, a decrease in accounts payable and accrued expenses of $56 million, an increase in landlord asset under construction, net of tenant allowances, of $51 million and a decrease in other current liabilities of $38 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For fiscal 2022, net cash used in investing activities was $171 million and was comprised of investments in retail stores, information technology and systems infrastructure of $174 million and additional funding of our equity method investments of $2.7 million, partially offset by proceeds from sale of assets of $5.3 million.

Net Cash Provided By (Used In) Financing Activities

Financing activities consist primarily of borrowings and repayments related to convertible senior notes, credit facilities and other financing arrangements, and cash used in connection with such financing activities include investments in our share repurchase program, repayment of indebtedness, including principal payments under finance lease agreements and other equity related transactions.

For fiscal 2022, net cash used in financing activities was $902 million, primarily due to the completion of certain transactions related to the 2023 Notes and 2024 Notes in the first quarter of fiscal 2022. These transactions resulted in payments of $391 million for the termination of all such outstanding common stock warrants, partially offset by proceeds of $232 million from the termination of all of the remaining convertible note bond hedges. Net cash used in financing activities also included uses of cash of $395 million for the settlement of the convertible senior notes repurchase obligation and payments of $13 million in aggregate principal amount of certain 2023 Notes and 2024 Notes as a result of early conversions by the noteholders. Refer to Note 12—Convertible Senior Notes in our consolidated financial statements.

These cash outflows were partially offset by the issuance of the Term Loan B-2 in May 2022 in the amount of $500 million pursuant to the 2022 Incremental Amendment to the Term Loan Credit Agreement, for which we incurred debt issuance costs of $28 million. In addition, we received proceeds of $16 million from the issuance of real estate loans related to our consolidated variable interest entities. During fiscal 2022, we made payments under our term loans of $21 million, payments on equipment notes of $14 million, net payments under finance lease agreements of $10 million and paid debt extinguishment costs of $8.1 million.

In fiscal 2022, we repurchased 3,719,550 shares of our common stock for an aggregate repurchase amount of $1.0 billion and we received proceeds from option exercises of $231 million, primarily due to Mr. Friedman’s option exercise activity in the first and fourth quarters of fiscal 2022.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets and reclassification of assets from landlord assets under construction to finance lease right-of-use assets, as well as conversion of loan receivables into equity of variable interest entities. In addition, non-cash transactions consist of the extinguishment of convertible senior notes related to our repurchase obligations and associated financing liabilities and embedded derivatives arising from the convertible senior notes repurchases (refer to Note 12—Convertible Senior Notes in our consolidated financial statements), as well as shares issued and received related to convertible senior note transactions.

PART II	FORM 10-K | 55

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

Most lease arrangements provide us with the option to renew the leases at defined terms. The table presenting the maturities of our lease liabilities included in Note 11—Leases in our consolidated financial statements includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts presented therein do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases.

Convertible Senior Notes

Refer to Note 12—Convertible Senior Notes in our consolidated financial statements for further information on the 2023 Notes and 2024 Notes.

Asset Based Credit Facility

Refer to Note 13—Credit Facilities in our consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

Term Loan Facilities

Refer to Note 13—Credit Facilities in our consolidated financial statements for further information on our term loans facilities, including our Term Loan B and Term Loan B-2.

Equipment Loan Facility

Refer to Note 13—Credit Facilities in our consolidated financial statements for further information on our equipment loan facility. As of January 28, 2023, one equipment security note remains outstanding with a maturity date in April 2023.

Real Estate Loans

Refer to Note 8—Variable Interest Entities in our consolidated financial statements for further information on the real estate loans held as part of our joint ventures with a third-party development partner.

Share Repurchase Program and Share Retirement

We regularly review share repurchase activity and consider various factors in determining whether and when to execute investments in connection with our share repurchase program, including, among others, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of our common stock. We believe that our share repurchase program will continue to be an excellent allocation of capital for the long-term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities. Starting on January 1, 2023, share repurchases under our Share Repurchase Program (as defined below) are subject to a 1% excise tax imposed under the IRA.

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program through open market purchases, privately negotiated transactions or other means, including through Rule 10b-18 open market repurchases, Rule 10b5-1 trading plans or through the use of other techniques such as the acquisition of other equity linked instruments, accelerated share repurchases, including through privately negotiated arrangements in which a portion of the share repurchase program is committed in advance through a financial intermediary and/or in transactions involving hedging or derivatives.

On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). In fiscal 2022, we repurchased 3,719,550 shares of our common stock under the Share Repurchase Program at an average price of $268.83 per share, for an aggregate repurchase amount of approximately $1.0 billion. As of January 28, 2023, approximately $1,450 million remains available for future share repurchases under the Share Repurchase Program.

56 | FORM 10-K	PART II

Share Retirement

In fiscal 2022, we retired 3,719,550 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified $444 million from treasury stock to additional paid-in capital and $560 million from treasury stock to retained earnings on the consolidated balance sheets and consolidated statements of stockholders’ equity as of January 28, 2023.

Other Commitments

We enter into various commitments related to the procurement of merchandise inventory. As of January 28, 2023, these merchandise inventory purchase commitments were $303 million.

We are not able to reasonably estimate when cash payments for the unrecognized tax benefits associated with uncertain tax positions of $3.0 million as of January 28, 2023 will occur or the amount by which the liability for uncertain tax positions will increase or decrease over time. Refer to Note 15—Income Taxes in our consolidated financial statements for further information on our uncertain tax positions.

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

Merchandise Inventories—Reserves

Our merchandise inventories are comprised of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method. To determine if the value of inventory should be marked down below original cost, we use estimates to determine the lower of cost or net realizable value, which considers current and anticipated demand and the merchandise age. The inventory value is adjusted periodically to reflect current market conditions, which requires judgments that may significantly affect the ending inventory valuation, as well as gross margin. The estimates used in inventory valuation are lower of cost or net realizable value reserves and obsolescence (including excess and slow-moving inventory).

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

PART II	FORM 10-K | 57

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

58 | FORM 10-K	PART II

Incremental Borrowing Rate

As most of our leases do not include an implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of the lease liability at the commencement date. The IBR is computed as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the total lease payments in a similar economic environment. We utilize our outstanding debt facilities, including our asset based credit facility or our Term Loan Credit Agreement issued in October 2021, as the basis for determining the applicable IBR for each lease. We estimate the incremental borrowing rate for each lease primarily by reference to yield rates on debt issuances by companies of a similar credit rating, the weighted-average lease term and adjustments for differences between the yield rates and the actual term of the credit facility. In determining the yield rates, for newly constructed Design Galleries or significant distribution centers we utilize market information on the lease commencement date and, for all other leases, we utilize market information as of the beginning of the quarter in which the lease commenced.

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

Stock-Based Compensation—Performance-Based Awards

For awards with performance-based criteria, compensation expense is recognized on an accelerated basis over the requisite service period. The fair value of each performance-based option award granted is estimated on the date of grant using a Monte Carlo simulation option pricing model that requires the input of subjective assumptions regarding the future exercise behavior, expected volatility and a discount for illiquidity. We determined these assumptions based on consideration of (i) future exercise behavior based on the historical observed exercise pattern of the award recipient, (ii) expected volatility based on our historical observed common stock prices measured over the full trading history of our common stock and implied volatility based on 180-day average trading prices of our common stock and (iii) a discount for illiquidity estimated using the Finnerty method.

Variable Interest Entities

We make investments in privately-held limited liability companies in connection with real estate development initiatives. When we have a variable interest in another legal entity, we evaluate whether that legal entity is within the scope of the variable interest entity (“VIE”) model and, if so, whether we are the primary beneficiary of the VIE. We evaluate a legal entity for consolidation under the VIE model if no scope exceptions apply and, by design, the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any of the characteristics of a controlling financial interest.

We consolidate a VIE if our involvement indicates that we are the primary beneficiary. We are the primary beneficiary of a VIE if we have both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

The determination of the power to direct the activities that most significantly impact economic performance requires judgement and is impacted by numerous factors, including the purpose of the VIE, rights and obligations of the variable interest holders, mechanisms for the resolution of disputes among the variable interest holders and other agreements with the legal entity and its variable interest holders.

We account for investments in VIEs that are limited liability companies where we are not the primary beneficiary using the equity method of accounting.

PART II	FORM 10-K | 59

In certain instances, we are required to recognize non-cash compensation expense related to equity interests given to the noncontrolling interest holder of consolidated VIEs. There are no explicit or implicit vesting conditions associated with these deemed compensation arrangements. Equity-classified compensation arrangements are measured upon the noncontrolling interest holders being admitted as a member of the VIEs, and liability-classified compensation arrangements are measured at the end of each reporting period. The fair-value-based measure of the equity interests is determined using a Black-Scholes option pricing model that requires the input of subjective assumptions regarding the future cash flows of the VIE, including consideration of future expected debt financing and the expected volatility of the equity interests. We determined these assumptions based on entity specific considerations of (i) the primary expected future cash flows of property rents and expected debt and debt service payments, (ii) discount rates appropriate for the economic environment and anticipated future interest rates and (iii) expected volatility based on historical observed stock prices of publicly traded peer companies, including those involved in real estate development.

Recently Issued Accounting Pronouncements

Refer to “Recently Issued Accounting Standards” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Interest Rate Risk

We currently do not engage in any interest rate hedging activity.

We are subject to interest rate risk in connection with borrowings under the ABL Credit Agreement and the Term Loan Credit Agreement, as amended, since such borrowings bear interest at variable rates and we may incur additional indebtedness that bears interest at variable rates. In addition, certain of our real estate loans under our VIEs also bear interest at variable rates. We are also subject to interest rate risk through interest income received on our cash and cash equivalent balances, which consist of highly liquid investments with original maturities of 90 days or less held in cash on hand, bank balances, short-term deposits and money market funds.

The Federal Reserve continued increasing short-term interest rates in fiscal 2022 compared to the historically low levels in fiscal 2021 and there is widespread expectation in the market for rate increases to continue into the first half of 2023. Such interest rate increases, if they continue, may increase the interest rate applicable to our borrowings that have rates that are subject to adjustment pursuant to floating rate indices such as LIBOR and SOFR. As of January 28, 2023, we had no outstanding borrowings under the revolving line of credit and $2,474 million outstanding under the Term Loan Credit Agreement. The ABL Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the ABL Credit Agreement as of January 28, 2023 was $533 million, net of $27 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit under the ABL Credit Agreement and the Term Loan B and Term Loan B-2 under the Term Loan Credit Agreement during fiscal 2022, and to the extent that borrowings were outstanding under any facility, we do not believe that a 10% change in the interest rate would have a material effect on our consolidated results of operations or financial condition. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations. However, our exposure to change in our interest expense is partially offset by interest income, which is also affected by changes in market interest rates.

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

60 | FORM 10-K	PART II

The ABL Credit Agreement was amended in December 2022 to transition from LIBOR to SOFR. We anticipate the Term Loan Credit Agreement will transition to reference SOFR in fiscal 2023. However, SOFR or any other alternative rates may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form. We intend to continue to evaluate and monitor the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR and ensuring operational processes are updated to accommodate alternative rates. Due to uncertainty surrounding alternative rates, we are unable to predict the overall impact of this change at this time.

As of January 28, 2023, we had $1.7 million principal amount of 0.00% convertible senior notes due 2023 outstanding (the “2023 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

As of January 28, 2023, we had $42 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

Foreign Currency Risk

Our revenues are predominately denominated in U.S. dollars, and accordingly, our net revenues are not currently subject to significant foreign currency risk. However, as we are currently expanding our operations into select European markets, fluctuations in foreign currency exchange rates are beginning to impact our results of operations. Certain of our operating expenses are denominated in the currencies of the countries in which our operations exist or are expanding, and accordingly, we have exposure to adverse movements in foreign currency exchange rates, particularly changes in the Pound sterling, Euro and Canadian Dollar, as our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income, which are presented in other expense—net. We minimize this exposure by managing cash balances at levels appropriate to meet forthcoming expenses in U.S. dollars and applicable foreign currencies.

To date, we have not engaged in foreign currency hedging transactions because our foreign currency transaction gains and losses have not been material to our consolidated financial statements, but we may begin foreign currency risk management strategies in the future.

Market Price Sensitive Instruments

Convertible Senior Notes

In connection with the issuance of the 2023 Notes and 2024 Notes, we entered into privately negotiated convertible note hedge transactions with certain counterparties. We also entered into separate warrant transactions with the same group of counterparties initially relating to the number of shares of our common stock underlying the convertible note hedge transactions, subject to customary anti-dilution adjustments. In the first and second quarter of fiscal 2022, we entered into agreements to repurchase $237 million in aggregate principal amount of convertible senior notes consisting of approximately $63 million and $174 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively. In addition to such convertible senior notes repurchases, in the first quarter of fiscal 2022 we also terminated all of the remaining bond hedges as well as all of the outstanding warrants originally issued in conjunction with the 2023 Notes and the 2024 Notes. Refer to Note 12—Convertible Senior Notes in our consolidated financial statements.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the historical impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our consolidated results of operations and financial condition have been immaterial to date. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by the heightened levels of inflation experienced globally during 2022 and 2023. We may be unable to overcome these issues through measures such as price increases for our products. Risks related to inflation could include increased costs for many products and services that are necessary for the operation of our business as well as the impact of interest rate increases, which could have, among other consequences, a negative effect on the housing market and consumer demand for our products.

PART II	FORM 10-K | 61

On August 16, 2022, the Inflation Reduction Act, H.R. 5376 (the “IR Act”) was signed into law. The IR Act introduces a 15% corporate alternative minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. We are evaluating the provisions of the new law and its potential impact.

62 | FORM 10-K	PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RH

PART II — FINANCIAL STATEMENTS	FORM 10-K | 63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RH

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RH and its subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 28, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain an effective control activity over the presentation and disclosure of net income per share, specifically the application of authoritative guidance, including new accounting standards, to the net income per share computations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity, and the computation of net income per share for such instruments and contracts in fiscal 2022.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

64 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Consolidation of Variable Interest Entities

As described in Notes 3 and 8 to the consolidated financial statements, when the Company has a variable interest in another legal entity, management evaluates whether that legal entity is within the scope of the variable interest entity (“VIE”) model and, if so, whether the Company is the primary beneficiary of the VIE. Management consolidates a VIE if the Company’s involvement indicates that it is the primary beneficiary. The Company is the primary beneficiary of a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The determination of the power to direct the activities that most significantly impact economic performance requires judgement and is impacted by numerous factors, including the purpose of the VIE, rights and obligations of the variable interest holders, mechanisms for the resolution of disputes among the variable interest holders and other agreements with the legal entity and its variable interest holders.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 65

In fiscal 2022, the Company formed eight privately-held limited liability companies (each, a “Member LLC” and collectively, the “Member LLCs”) for real estate development activities related to Gallery transformation and global expansion strategies. The Member LLCs are qualitatively determined to be VIEs due to their having insufficient equity investment at risk to finance their activities without additional subordinated financial support. Upon the formation of each Member LLC, the Company determined that the power to direct the most significant activities of each Member LLC is either controlled by the Company or shared between the members of the Member LLCs. In the instances where there is shared power between the members, the Company determined that the Company is most closely associated with each Member LLC. Accordingly, the Company is the primary beneficiary of the Member LLCs and consolidates the results of operations, financial condition and cash flows of the Member LLCs in the consolidated financial statements. As of January 28, 2023, the carrying amounts of these VIEs’ total assets and liabilities included in the consolidated balance sheet are $201 million and $26 million, respectively.

The principal considerations for our determination that performing procedures relating to the consolidation of the Member LLCs as VIEs is a critical audit matter are (i) the significant judgment by management when determining whether the Company is the primary beneficiary of the VIE based on whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the purpose of each Member LLC, rights and obligations of the variable interest holders, mechanisms for the resolution of disputes among variable interest holders, and other agreements with the legal entity and its variable interest holders.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of management’s controls over the assessment of each Member LLC for consolidation, including controls over the judgments used to reach consolidation conclusions regarding these entities. These procedures also included, among others (i) reading the operating agreements; (ii) evaluating management’s determination of whether each Member LLC constitutes a variable interest entity; and (iii) evaluating management’s determination of which member has the power to direct the most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be significant to each Member LLC based on numerous factors, including the purpose of the VIE, rights and obligations of the variable interest holders, mechanisms for the resolution of disputes among the variable interest holders and other agreements with the legal entity and its variable interest holders.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 29, 2023

We have served as the Company’s auditor since 2008.

66 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED BALANCE SHEETS

	JANUARY 28,	JANUARY 29,
	2023	2022

	(in thousands)
ASSETS
Cash and cash equivalents	$1,508,101	$2,177,889
Restricted cash	3,662	—
Accounts receivable—net	59,763	57,914
Merchandise inventories	801,841	734,289
Prepaid expense and other current assets	139,297	121,350
Total current assets	2,512,664	3,091,442
Property and equipment—net	1,635,984	1,227,920
Operating lease right-of-use assets	527,246	551,045
Goodwill	141,048	141,100
Tradenames, trademarks and other intangible assets	74,633	73,161
Deferred tax assets	167,039	56,843
Equity method investments	101,468	100,810
Other non-current assets	149,207	298,149
Total assets	$5,309,289	$5,540,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$374,949	$442,379
Deferred revenue and customer deposits	325,754	387,933
Convertible senior notes due 2023—net	1,696	9,389
Convertible senior notes due 2024—net	—	3,600
Operating lease liabilities	80,384	73,834
Other current liabilities	103,190	146,623
Total current liabilities	885,973	1,063,758
Asset based credit facility	—	—
Term loan B—net	1,936,529	1,953,203
Term loan B-2—net	469,245	—
Real estate loans	17,909	—
Convertible senior notes due 2023—net	—	59,002
Convertible senior notes due 2024—net	41,724	184,461
Non-current operating lease liabilities	505,809	540,513
Non-current finance lease liabilities	653,050	560,550
Deferred tax liabilities	6,315	—
Other non-current obligations	8,074	8,706
Total liabilities	4,524,628	4,370,193
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of January 28, 2023 and January 29, 2022	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 22,045,385 shares issued and outstanding as of January 28, 2023; 21,506,967 shares issued and outstanding as of January 29, 2022	2	2
Additional paid-in capital	247,076	620,577
Accumulated other comprehensive loss	(2,403)	(1,410)
Retained earnings	539,986	551,108
Total stockholders’ equity	784,661	1,170,277
Total liabilities and stockholders’ equity	$5,309,289	$5,540,470

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 67

RH

CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Net revenues	$3,590,477	$3,758,820	$2,848,626
Cost of goods sold	1,778,492	1,903,409	1,523,095
Gross profit	1,811,985	1,855,411	1,325,531
Selling, general and administrative expenses	1,089,828	928,230	858,673
Income from operations	722,157	927,181	466,858
Other expenses
Interest expense—net	113,210	64,947	69,250
(Gain) loss on extinguishment of debt	169,578	29,138	(152)
Tradename impairment	—	—	20,459
Other expense—net	30	2,778	—
Total other expenses	282,818	96,863	89,557
Income before income taxes and equity method investments	439,339	830,318	377,301
Income tax expense (benefit)	(91,358)	133,558	104,598
Income before equity method investments	530,697	696,760	272,703
Share of equity method investments losses	2,055	8,214	888
Net income	$528,642	$688,546	$271,815
Weighted-average shares used in computing basic net income per share	23,523,065	21,270,448	19,668,976
Basic net income per share	$22.47	$32.37	$13.82
Weighted-average shares used in computing diluted net income per share	26,561,988	31,113,395	27,302,268
Diluted net income per share	$19.90	$22.13	$9.96

The accompanying notes are an integral part of these Consolidated Financial Statements.

68 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Net income	$528,642	$688,546	$271,815
Net gains (losses) from foreign currency translation	(993)	(3,975)	5,325
Comprehensive income	$527,649	$684,571	$277,140

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 69

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY

	(in thousands, except share amounts)
Balances—February 1, 2020	19,236,681	$2	$430,662	$(2,760)	$(409,253)	—	$—	$18,651
Stock-based compensation	—	—	145,278	—	—	—	—	145,278
Issuance of restricted stock	3,192	—	—	—	—	—	—	—
Vested and delivered restricted stock units	76,602	—	(8,348)	—	—	—	—	(8,348)
Exercise of stock options	292,949	—	14,377	—	—	—	—	14,377
Repurchases of common stock	(600)	—	—	—	—	600	(72)	(72)
Retirement of treasury stock	—	—	(77)	—	—	(617)	77	—
Shares issued in connection with warrant agreements	1,386,580	—	—	—	—	—	—	—
Settlement of convertible senior notes	1,131,645	—	(315,708)	—	—	(1,131,645)	315,708	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(1,131,662)	—	315,713	—	—	1,131,662	(315,713)	—
Net income	—	—	—	—	271,815	—	—	271,815
Net gains from foreign currency translation	—	—	—	5,325	—	—	—	5,325
Balances—January 30, 2021	20,995,387	$2	$581,897	$2,565	$(137,438)	—	$—	$447,026
Stock-based compensation	—	—	48,478	—	—	—	—	48,478
Issuance of restricted stock	1,260	—	—	—	—	—	—	—
Vested and delivered restricted stock units	43,320	—	(20,671)	—	—	—	—	(20,671)
Exercise of stock options	466,967	—	32,045	—	—	—	—	32,045
Settlement of convertible senior notes	1,377,512	—	(901,379)	—	—	(1,377,479)	880,207	(21,172)
Exercise of call option under bond hedge upon settlement of convertible senior notes	(1,377,479)	—	880,207	—	—	1,377,479	(880,207)	—
Net income	—	—	—	—	688,546	—	—	688,546
Net losses from foreign currency translation	—	—	—	(3,975)	—	—	—	(3,975)
Balances—January 29, 2022	21,506,967	$2	$620,577	$(1,410)	$551,108	—	$—	$1,170,277
Stock-based compensation	—	—	43,546	—	—	—	—	43,546
Issuance of restricted stock	3,577	—	—	—	—	—	—	—
Vested and delivered restricted stock units	5,284	—	(803)	—	—	—	—	(803)
Exercise of stock options	4,249,081	—	231,297	—	—	—	—	231,297
Repurchase of common stock—including excise tax	(3,719,550)	—	—	—	—	3,719,550	(1,003,700)	(1,003,700)
Retirement of treasury stock	—	—	(444,047)	—	(559,653)	(3,719,550)	1,003,700	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(36,968)	—	14,705	—	—	(36,968)	(14,705)	—
Settlement of convertible senior notes	36,994	—	(14,705)	—	—	36,968	14,705	—
Termination of common stock warrants	—	—	(386,708)	—	—	—	—	(386,708)
Termination of convertible note hedge	—	—	236,050	—	—	—	—	236,050
Impact of ASU 2020-06 adoption	—	—	(56,390)	—	19,889	—	—	(36,501)
Non-cash equity compensation related to consolidated variable interest entities	—	—	3,554	—	—	—	—	3,554
Net income	—	—	—	—	528,642	—	—	528,642
Net losses from foreign currency translation	—	—	—	(993)	—	—	—	(993)
Balances—January 28, 2023	22,045,385	$2	$247,076	$(2,403)	$539,986	—	$—	$784,661

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 70

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$528,642	$688,546	$271,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,588	96,022	100,040
Non-cash operating lease cost	75,185	72,479	64,132
Tradename impairment	—	—	20,459
Asset impairments	24,186	9,630	6,484
Loss on sale leaseback transaction	—	—	9,352
Amortization of debt discount	—	28,816	42,372
Stock-based compensation expense	43,546	48,478	145,704
Non-cash compensation related to consolidated variable interest entities	4,470	—	—
Non-cash finance lease interest expense	32,051	26,412	24,011
Product recalls	560	1,940	7,370
Deferred income taxes	(91,988)	(6,921)	(4,920)
(Gain) loss on extinguishment of debt	169,578	29,138	(152)
Share of equity method investments losses	2,055	8,214	888
Other non-cash items	5,249	(6,649)	3,998
Cash paid attributable to accretion of debt discount upon settlement of debt	—	(55,243)	(84,003)
Change in assets and liabilities:
Accounts receivable	(1,846)	1,564	(10,485)
Merchandise inventories	(77,193)	(190,074)	(104,621)
Prepaid expense and other assets	(102,521)	(49,555)	(67,349)
Landlord assets under construction—net of tenant allowances	(51,369)	(68,454)	(69,508)
Accounts payable and accrued expenses	(56,264)	43,435	63,583
Deferred revenue and customer deposits	(62,086)	107,306	116,205
Other current liabilities	(37,653)	(9,778)	43,856
Current and non-current operating lease liabilities	(76,968)	(77,252)	(58,920)
Other non-current obligations	(32,499)	(35,940)	(19,541)
Net cash provided by operating activities	403,687	662,114	500,770

PART II — FINANCIAL STATEMENTS	FORM 10-K | 71

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021
	(in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(173,642)	(185,383)	(111,126)
Proceeds from sale of asset	5,287	—	25,006
Equity method investments	(2,713)	(8,970)	(80,723)
Acquisition of business and assets	—	—	(17,900)
Deposits on asset under construction	—	—	(12,857)
Net cash used in investing activities	(171,068)	(194,353)	(197,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	—	—	359,401
Repayments under asset based credit facility	—	—	(359,401)
Borrowings under term loans	500,000	2,000,000	—
Repayments under term loans	(21,250)	(5,000)	—
Borrowings under real estate loans	16,000	—	—
Repayments under real estate loans	(10)	—	—
Borrowings under promissory and equipment security notes	—	—	12,857
Repayments under promissory and equipment security notes	(13,863)	(22,949)	(34,456)
Repayments of convertible senior notes	(13,064)	(335,729)	(215,846)
Repayment under convertible senior notes repurchase obligation	(395,372)	—	—
Debt extinguishment costs	(8,059)	—	—
Debt issuance costs	(28,069)	(26,411)	—
Principal payments under finance lease agreements—net of tenant allowances	(10,146)	(14,158)	(12,498)
Proceeds from termination of convertible senior note hedges	231,796	—	—
Payments for termination of common stock warrants	(390,934)	—	—
Repurchases of common stock	(1,000,000)	—	—
Proceeds from exercise of stock options	231,297	32,045	14,377
Tax withholdings related to issuance of stock-based awards	(803)	(20,671)	(8,348)
Net cash provided by (used in) financing activities	(902,477)	1,607,127	(243,914)
Effects of foreign currency exchange rate translation	(243)	(95)	157
Net increase (decrease) in cash and cash equivalents, restricted cash and restricted cash equivalents	(670,101)	2,074,793	59,413

72 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents, restricted cash and restricted cash equivalents
Beginning of period—cash and cash equivalents	2,177,889	100,446	47,658
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	3,975	6,625	—
Beginning of period—cash and cash equivalents and restricted cash equivalents	$2,181,864	$107,071	$47,658
End of period—cash and cash equivalents	1,508,101	2,177,889	100,446
End of period—restricted cash	3,662	—	—
End of period—restricted cash equivalents (acquisition related escrow deposits)	—	3,975	6,625
End of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$1,511,763	$2,181,864	$107,071
Cash paid for interest	$133,821	$39,466	$27,249
Cash paid for taxes	41,355	158,910	74,219
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$17,755	$14,651	$28,377
Property and equipment additions acquired under real estate loans	2,000	—	—
Landlord asset additions in accounts payable and accrued expenses at period-end	1,229	13,180	19,943
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	220,236	61,900	68,459
Extinguishment of convertible senior notes related to repurchase obligation	(261,988)	—	—
Financing liability and embedded derivative arising from convertible senior notes repurchase	405,577	—	—
Shares issued on settlement of convertible senior notes	(14,705)	(901,379)	(315,708)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	14,705	880,207	315,713
Conversion of loan receivables into equity of consolidated variable interest entities	27,096	—	—
Promissory notes forgiven in exchange for assets	—	—	65,857
Conversion of loan receivables into equity method investments	—	—	20,219

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 73

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

As of January 28, 2023, we operated a total of 67 RH Galleries and 37 RH outlet stores in 31 states, the District of Columbia and Canada, as well as 14 Waterworks Showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong. In September 2022, we opened our first RH Guesthouse in New York.

NOTE 2—ORGANIZATION

Our company was formed on August 18, 2011 and capitalized on September 2, 2011 as a holding company for the purpose of facilitating an initial public offering of common equity and was at such time a direct subsidiary of Home Holdings, LLC, a Delaware limited liability company (“Home Holdings”).

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

Macroeconomic Factors

There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and rising interest and mortgage rates, which impacted consumer spending on the home and the home-related categories. These factors may have a number of adverse effects on macroeconomic conditions and markets in which we operate, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have a negative impact on demand for our products. We believe that these macroeconomic factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include our accounts and those of our wholly owned subsidiaries, as well as the financial information of variable interest entities (“VIEs”) where we represent the primary beneficiary and have the power to direct the activities that most significantly impact the entity’s performance (refer to Note 8—Variable Interest Entities). Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process.

74 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Fiscal Years

Our fiscal year ends on the Saturday closest to January 31. As a result, our fiscal year may include 53 weeks. Our fiscal years ended January 28, 2023 (“fiscal 2022”), January 29, 2022 (“fiscal 2021”) and January 30, 2021 (“fiscal 2020”) each consisted of 52 weeks. Our next 53-week fiscal year is the fiscal year ending February 3, 2024 (“fiscal 2023”).

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

Restricted Cash

Our restricted cash deposits represent an escrow balance for one real estate development limited liability company that is a consolidated variable interest entity. Refer to Note 8—Variable Interest Entities.

Accounts Receivable

Accounts receivable consist primarily of receivables from our credit card processors for sales transactions, receivables related to our Contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for expected credit losses of $3.4 million and $3.6 million as of January 28, 2023 and January 29, 2022, respectively.

Merchandise Inventories

Our merchandise inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method. To determine if the value of inventory should be marked down below original cost, we use estimates to determine the lower of cost or net realizable value, which considers current and anticipated demand and the merchandise age. The inventory value is adjusted periodically to reflect current market conditions, which requires judgments that may significantly affect the ending inventory valuation, as well as gross margin. The estimates used in inventory valuation are lower of cost or net realizable value reserves and obsolescence (including excess and slow-moving inventory). In addition, we estimate and accrue for inventory shrinkage.

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

Reserves for shrinkage are estimated and recorded throughout the year as a percentage of shipped sales for the direct channels, and as a percentage of cost of goods sold for the outlet business, based on historical shrinkage results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical inventory counts. Actual inventory shrinkage and obsolescence can vary from estimates due to factors, including the volume of inventory movement and execution against loss prevention initiatives in our distribution centers, home delivery center locations, off-site storage locations and with our third-party transportation providers.

Our inventory reserve balances were $40 million and $24 million as of January 28, 2023 and January 29, 2022, respectively.

Product Recalls

When necessary, we initiate product recalls for certain of our products, as well as adjust accruals related to certain product recalls previously initiated due to changes in estimates based on customer response and vendor and insurance recoveries. The product recall accrual was $6.9 million and $5.5 million as of January 28, 2023 and January 29, 2022, respectively, and is included in other current liabilities on the consolidated balance sheets.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 75

Advertising Expenses

Advertising expenses primarily represent the costs associated with our catalog mailings, which we refer to as Source Books, as well as print and website marketing. Total advertising expense, which is recorded in selling, general and administrative expenses on the consolidated statements of income, was $71 million, $40 million and $59 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Our advertising expenses may vary due to the timing and volume of our Source Book circulation.

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

We had $27 million and $22 million of capitalized catalog costs as of January 28, 2023 and January 29, 2022, respectively, which are included in prepaid expense and other current assets on the consolidated balance sheets.

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

We expense all internal-use software and website development costs incurred in the preliminary project stage and capitalize certain direct costs associated with the development and purchase of internal-use software or website development costs, including external costs of materials and services and internal payroll costs related to the software project, as “computer software” within property and equipment.

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made and activities are in progress to prepare the asset for its intended use. We capitalized interest of $4.9 million, $12 million and $5.6 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. During fiscal 2021 and fiscal 2020, $10 million and $5.3 million, respectively, of the $12 million and $5.6 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount. No amortization of the debt discounts were recognized during fiscal 2022, as we recombined the previously outstanding equity component of the 2023 Notes and 2024 Notes upon the adoption of Accounting Standards Update (“ASU”) 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) in the first quarter of fiscal 2022.

Land purchases are recorded at cost and are non-depreciable assets.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Refer to “Impairment—Long-Lived Assets.”

76 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Lease Accounting

We lease nearly all of our retail and outlet locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. The initial lease terms of our real estate leases generally range from ten to fifteen years, and certain leases contain renewal options for up to an additional 25 years, the exercise of which is at our sole discretion. We also lease certain equipment with lease terms generally ranging from two to seven years. Our lease agreements generally do not contain any material residual value guarantees or material restrictions or covenants.

We account for lease and non-lease components as a single lease component for real estate leases, and for all other asset classes we account for the components separately. We determine the lease classification and begin to recognize lease and any related financing expenses upon lease commencement, which for real estate leases is generally upon store opening or, to a lesser extent, when we take possession or control of the asset.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 77

Leases, or lease extensions, with a term of twelve months or less are not recorded on the consolidated balance sheets, and we recognize lease expense as incurred over the lease term.

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

We have a small group of real estate leases that include rental payments periodically adjusted for inflation (e.g., based on the consumer price index). We include these variable payments in the initial measurement of the lease right-of-use asset and lease liability according to the index or rate at the commencement date and incorporate adjustments to rental payments in future periods if such increases have a minimum rent escalation (e.g., floor). Changes due to differences between the variable lease payments estimated at lease commencement and actual amounts incurred are recognized in the consolidated statements of income in the period such costs are incurred.

Lease concessions granted in fiscal 2020 related to the effects of the COVID-19 pandemic that did not result in a substantial increase in the rights of the lessor or our obligations as the lessee were accounted for as if no change to the lease contract were made. Under this approach, we recognized a separate non-interest bearing payable for any deferred payments in the concession period, which was recorded in accounts payable and accrued expenses on the consolidated balance sheets, and there was no change to the recognized lease expense on the consolidated statements of income. We accounted for COVID-19 related rent abatements as variable lease payments on the consolidated statements of income. Remaining lease concessions for operating and finance lease agreements included in accounts payable and accrued expenses on the consolidated balance sheets as of January 28, 2023 and January 29, 2022 were immaterial.

Incremental Borrowing Rate

As our real estate leases and most of our equipment leases do not include an implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of lease payments at the commencement date. The IBR is computed as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the total lease payments in a similar economic environment. We utilize our outstanding debt facilities, including our asset based credit facility or our Term Loan Credit Agreement issued in October 2021 and amended in May 2022, as the basis for determining the applicable IBR for each lease. We estimate the incremental borrowing rate for each lease primarily by reference to yield rates on debt issuances by companies of a similar credit rating, the weighted-average lease term and adjustments for differences between the yield rates and the actual term of the credit facility. In determining the yield rates, for newly constructed Design Galleries or significant distribution centers we utilize market information on the lease commencement date and, for all other leases, we utilize market information as of the beginning of the quarter in which the lease commenced.

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

78 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

If we are the “deemed owner” for accounting purposes during the construction period, upon construction commencement we are required to capitalize (i) costs incurred by us and (ii) the cash and non-cash assets contributed by the landlord for construction as property and equipment on our consolidated balance sheets as “build-to-suit property”, with an offsetting financing obligation under build-to-suit lease transactions. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord for construction, are included as property and equipment additions due to build-to-suit lease transactions within the non-cash section of the consolidated statements of cash flows. Over the lease term, these non-cash additions to property and equipment do not impact our cash outflows, nor do they impact net income on the consolidated statements of income.

Upon completion of the construction project where we are the deemed owner, we perform a sale-leaseback analysis to determine if we can derecognize the build-to-suit asset and corresponding financing obligation. If the asset and liability cannot be derecognized, we account for the agreement as a debt-like financing arrangement.

If we are not the “deemed owner” for accounting purposes during the construction period, such lease is classified as either an operating or finance lease upon lease commencement. During the construction period and prior to lease commencement, any capital amounts contributed by us toward the construction of the leased asset (excluding normal leasehold improvements, which are recorded within property and equipment—net) are recorded as “Landlord assets under construction” within other non-current assets on the consolidated balance sheets. Upon completion of the construction project, and upon lease commencement, we reclassify amounts of the construction project determined to be the landlord asset to lease right-of-use assets on the consolidated balance sheets based on the lease classification determined at lease commencement.

Sale-Leaseback Activities

We occasionally enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell the property to a third-party and agree to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, we evaluate whether we have transferred control to the third-party in accordance with the guidance set forth in Topic 606.

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

If the transfer of the asset is determined not to be a sale, we account for the transaction as a debt-like financing arrangement. We continue to present the asset within property and equipment—net on the consolidated balance sheets and recognize a non-current obligation on the consolidated balance sheets for the transaction price, with the financial liability measured in accordance with other applicable GAAP.

Intangible Assets

Intangible assets reflect the value assigned to tradenames, trademarks, domain names and other intangible assets. The cost of purchasing transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses is capitalized as an intangible asset. We do not amortize our intangible assets as we define the life of these assets as indefinite.

Impairment

Goodwill

Goodwill is initially recorded as of the acquisition date, is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired and is assigned to the applicable reporting unit. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed. As of January 28, 2023 and January 29, 2022, goodwill relates to the RH Segment only.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 79

Goodwill is not amortized, but rather is subject to impairment testing annually to determine whether it is impaired or whenever events occur or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset; general economic conditions, such as increasing Treasury rates or unexpected changes in gross domestic product growth; a change in our market share; budget-to-actual performance and consistency of operating margins and capital expenditures; a product recall or an adverse action or assessment by a regulator; or changes in management or key personnel.

We perform our annual goodwill impairment testing in the fourth fiscal quarter. We first perform a qualitative assessment to evaluate goodwill for potential impairment by evaluating events and circumstances relevant to the reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on that assessment, it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary to determine the fair value of the reporting unit. We will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit.

RH Segment Reporting Unit

During fiscal 2022, fiscal 2021 and fiscal 2020, we reviewed the RH Segment reporting unit goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount for fiscal 2022, fiscal 2021 and fiscal 2020, and therefore we did not recognize goodwill impairment with respect to the RH Segment in any such fiscal year.

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

RH Segment Reporting Unit

During the fourth quarters of fiscal 2022, fiscal 2021 and fiscal 2020, we qualitatively assessed the indefinite-lived intangible assets of the RH Segment reporting unit for impairment and determined it was not more likely than not that the fair value of the assets were less than their carrying amounts. Based on the qualitative tests performed in each fiscal year, we did not perform quantitative impairment tests in any year. We did not recognize any impairment with respect to intangible assets for the RH Segment reporting unit in fiscal 2022, fiscal 2021 and fiscal 2020.

Waterworks Reporting Unit

During fiscal 2020, as a result of the COVID-19 health crisis and related temporary showroom closures, we updated the long-term financial projections for the Waterworks reporting unit which resulted in a significant decrease in forecasted revenues and profitability. We recognized a $20 million non-cash impairment charge for the Waterworks tradename in the first quarter of fiscal 2020. The impairment charge was recorded in tradename impairment on the consolidated statements of income.

80 | FORM 10-K	PART II — FINANCIAL STATEMENTS

During the fourth quarters of fiscal 2022, fiscal 2021 and fiscal 2020, we performed a qualitative impairment test on the Waterworks tradename and determined it was not more likely than not that the fair value of the asset was less than its carrying amount. Accordingly, we did not recognize any further impairment with respect to the Waterworks reporting unit tradename in any period. The carrying value of the Waterworks indefinite-lived tradename asset as of both January 28, 2023 and January 29, 2022 was $17 million.

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

We also review our capital expenditures for Galleries under construction and recognize impairment charges when there is a change in the intended use of an asset, including asset disposals. We recognized long-lived asset impairment charges related to such construction expenditures of $13 million, $9.6 million and $3.1 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

During the first quarter of fiscal 2020, as a result of the COVID-19 health crisis and related temporary retail location closures, we performed an impairment review of long-lived assets at the individual retail location level. As a result of such analysis, we recognized long-lived asset impairment charges of $3.5 million related to one RH Baby & Child Gallery and one Waterworks showroom, comprising lease right-of-use asset impairment of $2.0 million and property and equipment impairment of $1.5 million. Except as noted above, we did not record impairment for long-lived tangible assets at the individual retail location level in fiscal 2022, fiscal 2021 and fiscal 2020.

From time to time, we record impairment for certain corporate assets and other long-lived assets, including our home delivery location centers, resulting from an update to both the timing and the amount of future estimated lease related cash inflows based on present market conditions. Such impairment charges are included in selling, general and administrative expenses on the consolidated statements of income.

Variable Interest Entities (VIE)

Our consolidated financial statements include the results of operations and the financial position of subsidiaries in which we have a controlling financial interest as if the consolidated group were a single economic entity. When we have a variable interest in another legal entity, we evaluate whether that legal entity is within the scope of the VIE model and, if so, whether we are the primary beneficiary of the VIE. We evaluate a legal entity for consolidation under the VIE model if no scope exceptions apply and, by design, the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any of the characteristics of a controlling financial interest.

We consolidate a VIE if our involvement indicates that we are the primary beneficiary. We are the primary beneficiary of a VIE if we have both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 81

The determination of the power to direct the activities that most significantly impact economic performance requires judgement and is impacted by numerous factors, including the purpose of the VIE, rights and obligations of the variable interest holders, mechanisms for the resolution of disputes among the variable interest holders and other agreements with the legal entity and its variable interest holders.

We account for investments in VIEs that are limited liability companies where we are not the primary beneficiary using the equity method of accounting.

We evaluate our relationships with our VIEs on an ongoing basis to determine whether we continue to be the primary beneficiary of our consolidated VIEs, or whether we have become the primary beneficiary of the VIEs we do not consolidate.

Consolidated Variable Interest Entities and Noncontrolling Interests

We consolidate the results of operations, financial condition and cash flows of real estate development limited liability companies (a “Member LLC”) in our consolidated financial statements when we are the primary beneficiary of the VIE. We account for each acquisition of our controlling interest in a Member LLC as an asset acquisition since substantially all of the fair value of the net assets of each VIE is concentrated in its real estate assets.

The operating agreements of each Member LLC specify distributions from operations and upon certain events or liquidation that may be disproportionate to the members’ relative ownership percentages. Distributions are made to the members in proportion to, and in repayment of, various categories of capital contributions and certain preferred returns, after which distributions are made to the members in proportion to their membership interests. To reflect the substance of these arrangements, we measure attributions to noncontrolling interests in the consolidated variable interest entities using the distribution provisions set out in the operating agreements for each Member LLC. This is a balance sheet oriented approach that calculates changes in the noncontrolling interest holders’ claim to the net assets of each Member LLC from period to period to determine the income or loss attributable to noncontrolling interests, which are recognized in the consolidated statements of income.

In certain instances, we are required to recognize non-cash compensation expense related to equity interests given to the noncontrolling interest holder of consolidated VIEs. There are no explicit or implicit vesting conditions associated with these deemed compensation arrangements. Equity-classified compensation arrangements are measured upon the noncontrolling interest holders being admitted as a member of the VIEs, and liability-classified compensation arrangements are measured at the end of each reporting period. The fair-value-based measure of the equity interests is determined using a Black-Scholes option pricing model that requires the input of subjective assumptions regarding the future cash flows of the VIE, including consideration of future expected debt financing and the expected volatility of the equity interests. We determined these assumptions based on entity specific considerations of (i) the primary expected future cash flows of property rents and expected debt and debt service payments, (ii) discount rates appropriate for the economic environment and anticipated future interest rates and (iii) expected volatility based on historical observed stock prices of publicly traded peer companies, including those involved in real estate development.

Equity Method Investments

For certain of our investments in VIEs where we are not the managing member and do not have the ability to liquidate the VIE or otherwise remove the managing member, we do not have the power to direct the most significant activities of the VIE and therefore are not the primary beneficiary. We account for such investments using the equity method of accounting. Our investments are presented as equity method investments on the consolidated balance sheets and our proportionate share of earnings or losses of the equity method investments are included in share of equity method investments losses on the consolidated statements of income. We do not elect the fair value option and the equity method investments are initially measured at cost.

As of our initial investment date, we determine the fair value of the underlying assets and liabilities held by our equity method investments for purposes of determining whether or not we have basis differences arising in connection with our investment. The determination of fair value of the underlying real estate assets requires subjectivity and estimates, including the use of various valuation techniques and Level 3 inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. If specialized expertise is required we obtain independent third-party appraisals to determine the fair value of the underlying assets and liabilities. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.

82 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The operating agreements for each equity method investment specify distributions from operations and upon liquidation that may be disproportionate to the members’ relative ownership percentages. Distributions are made to the members in proportion to, and in repayment of, various categories of capital contributions plus certain preferred returns, after which distributions are made to the members in proportion to their membership interests. To reflect the substance of these arrangements, we measure our proportionate share of the earnings or losses of each equity method investment using the hypothetical liquidation at book value (“HLBV”) method, which is a balance sheet oriented approach to determine our share of earnings or losses that reflects changes in our claims to the net assets of each equity method investment. Due to the presence of basis differences and liquidation preferences, we use the recast financial statements approach in applying the HLBV method whereby we recast the financial statements of each entity to reflect our perspective or basis (thus eliminating the basis differences) when determining our share of the earnings or losses. Our proportionate share of earnings or losses of the equity method investments follow the entities’ distribution priorities, which may change upon the achievement of certain investment return thresholds. Our equity method investment balance is subsequently adjusted for our share of earnings and losses, cash contributions and distributions.

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

Revenue Recognition

We recognize revenue and the related cost of goods sold when a customer obtains control of the merchandise, which is when the customer has the ability to direct the use of and obtain the benefits from the merchandise. Revenue recognized for merchandise delivered via the home delivery channel is recognized upon delivery. Revenue recognized for merchandise delivered via all other delivery channels are recognized upon shipment. Revenue from “cash-and-carry” store sales are recognized at the point of sale in the store. Discounts or other accommodations provided to customers are accounted for as a reduction of net revenues on the consolidated statements of income.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 83

A summary of the allowance for sales returns is as follows:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Balance at beginning of fiscal year	$25,256	$25,559	$19,206
Provision for sales returns	150,366	161,876	133,226
Actual sales returns	(154,875)	(162,179)	(126,873)
Balance at end of fiscal year	$20,747	$25,256	$25,559

Deferred Revenue and Customer Deposits

We defer revenue associated with merchandise delivered via the home delivery channel, which is included as deferred revenue and customer deposits on the consolidated balance sheets while in-transit. Deferred revenue also includes the unrecognized portion of the annual RH Members Program fee. New membership fees are recorded as deferred revenue when collected from customers and recognized as revenue based on expected product revenues over the annual membership period, based on historical trends of sales to members. Membership renewal fees are recorded as deferred revenue when collected from customers and are recognized as revenue on a straight-line basis over the membership period, or one year.

Customer deposits represent payments made by customers on custom orders. At the time of order placement we collect deposits for all custom orders equivalent to 50% of the purchase price. Custom order deposits are recognized as revenue when the customer obtains control of the merchandise.

We expect that substantially all of the deferred revenue and customer deposits as of January 28, 2023 will be recognized within the next six months as the performance obligations are satisfied, and membership fees will be recognized over the membership period.

Gift Cards

We sell gift cards to our customers in our stores and through our websites and Source Books. Such gift cards and merchandise credits do not have expiration dates. We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During fiscal 2022, fiscal 2021 and fiscal 2020, we recognized $21 million, $20 million and $16 million, respectively, of revenue related to previous deferrals related to our gift cards. Customer liabilities related to gift cards was $27 million and $23 million as of January 28, 2023 and January 29, 2022, respectively.

We recognize breakage income associated with gift cards proportional to actual gift card redemptions in net revenues on the consolidated statements of income.

We expect that approximately 70% of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

Self-Insurance

We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of our health care coverage for employees, we have a managed self-insurance program related to claims filed. Expenses related to this self-insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. We had liabilities of $3.6 million and $2.9 million related to health care coverage as of January 28, 2023 and January 29, 2022, respectively.

We carry workers’ compensation insurance subject to a deductible amount for which we are responsible on each claim. We had liabilities of $5.6 million and $4.8 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of January 28, 2023 and January 29, 2022, respectively.

84 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

For awards with performance-based criteria, compensation expense is recognized on an accelerated basis over the requisite service period. The fair value of each performance-based option award granted is estimated on the date of grant using a Monte Carlo simulation option pricing model that requires the input of subjective assumptions regarding the future exercise behavior, expected volatility and a discount for illiquidity. We determined these assumptions based on consideration of (i) future exercise behavior based on the historical observed exercise pattern of the award recipient, (ii) expected volatility based on our historical observed common stock prices measured over the full trading history of our common stock and implied volatility based on 180-day average trading prices of our common stock and (iii) a discount for illiquidity estimated using the Finnerty method.

Refer to “Consolidated Variable Interest Entities and Noncontrolling Interests” for discussion of compensation expense related to noncontrolling interests.

Cost of Goods Sold

Cost of goods sold includes, but is not limited to, the direct cost of purchased merchandise, inventory reserves and write-downs, inventory shrinkage, inbound freight, all freight costs to get merchandise to our retail and outlet locations, design and buying costs, occupancy costs related to retail operations and supply chain, such as rent, utilities, depreciation and amortization, property tax and common area maintenance and all logistics costs associated with shipping product to customers.

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

Interest Expense—Net

Interest expense primarily relates to interest incurred on our term loans and finance lease arrangements. Refer to Note 13—Credit Facilities and Note 11—Leases. Amounts in fiscal 2021 and fiscal 2020 also include amortization of convertible senior notes debt discount, prior to the adoption of ASU 2020-06 in the first quarter of fiscal 2022. Interest income primarily represents interest received related to our cash and cash equivalent balances.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 85

Interest expense—net consists of the following:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Interest expense	$151,730	$66,883	$70,648
Interest income	(38,520)	(1,936)	(1,398)
Total interest expense—net	$113,210	$64,947	$69,250

Net Income Per Share

Basic net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period, including additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for convertible senior notes and the treasury stock method for all other instruments. Potential dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

The if-converted method is applicable for the convertible senior notes beginning in fiscal 2022 due to the adoption of ASU 2020-06. The treasury stock method was applied in fiscal 2021 and fiscal 2020 prior to the adoption of this accounting standard update discussed in “Recently Issued Accounting Standards.”

Treasury Stock

We record our purchases of treasury stock at cost as a separate component of stockholders’ equity in the consolidated financial statements. Upon retirement of treasury stock, we allocate the excess of the purchase price over par value to additional paid-in capital subject to certain limitations with any remaining purchase price allocated to retained earnings. The excise tax on share repurchases initiated on and after January 1, 2023 is included in the cost basis of treasury stock.

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

The accounting standard for uncertainty in income taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Differences between tax positions taken in a tax return and amounts recognized in the financial statements generally result in an increase in liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on the consolidated statements of income.

86 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Foreign Currency Matters

The functional currency of our foreign subsidiaries is generally the local currency of the country in which the subsidiary operates. Assets and liabilities of the foreign subsidiaries denominated in non-U.S. dollar currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheets, and revenues and expenses are translated at average rates of exchange for the period. The related translation gains and losses are reflected in the accumulated other comprehensive income (loss) section on the consolidated statements of stockholders’ equity, and net gains (losses) on foreign currency translation, which includes intercompany gains and losses, is presented net of tax on the consolidated statements of comprehensive income. Transaction gains and losses resulting from intercompany balances of a long-term investment nature are also classified as accumulated other comprehensive loss on the consolidated balance sheets.

Foreign currency gains and losses resulting from foreign currency transactions denominated in a currency other than the subsidiary’s functional currency are included in other expense—net on the consolidated statements of income. Such foreign exchange gains and losses are due to the net impact of changes in foreign exchange rates as compared to the U.S. dollar from our third-party transactions denominated in foreign currencies, and intercompany loans held in U.S. dollars by our international subsidiaries other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable future. The foreign exchange gains and losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within accumulated other comprehensive loss on the consolidated balance sheets.

Recently Issued Accounting Standards

New Accounting Standards or Updates Adopted

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, ASU 2020-06 removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, after adopting ASU 2020-06’s guidance, we no longer separately present in equity an embedded conversion feature of such debt. Instead, we account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance that affects our computation of net income per share.

We adopted ASU 2020-06 in the first quarter of fiscal 2022 using a modified retrospective transition method. Accordingly, the cumulative effect of the adoption on our opening fiscal 2022 consolidated balance sheets was as follows:

		ASU 2020-06
	JANUARY 29,	ADOPTION	JANUARY 29,
	2022	ADJUSTMENTS	2022

	(in thousands)
Assets
Property and equipment—net	$1,227,920	$(12,385)	$1,215,535
Deferred tax assets	56,843	11,909	68,752
Liabilities
Convertible senior notes due 2023—net	59,002	5,684	64,686
Convertible senior notes due 2024—net	184,461	30,341	214,802
Equity
Additional paid-in capital	620,577	(56,390)	564,187
Retained earnings	551,108	19,889	570,997

PART II — FINANCIAL STATEMENTS	FORM 10-K | 87

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01—Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”) and in December 2022, the FASB issued ASU 2022-06— Reference Rate Reform: Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), together with ASU 2020-04 and ASU 2021-01, the “ASUs”. The ASUs provide optional expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships, and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The primary contracts for which we currently use LIBOR include our Term Loan B (as defined in Note 13—Credit Facilities). The guidance was effective upon issuance and allows entities to adopt the amendments on a prospective basis through the deferred date of December 31, 2024. All new arrangements use alternative reference rates and we are evaluating the impact of adoption on our existing contracts, including with respect to our Term Loan B. We anticipate the Term Loan B will transition to SOFR in fiscal 2023.

New Accounting Standards or Updates Not Yet Adopted

Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04—Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 requires entities to disclose a program’s nature, activity during the period, changes from period to period and potential magnitude. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. With the exception of the disclosure of rollforward information, the guidance is effective for fiscal years beginning after December 15, 2022 and is required to be applied retrospectively to all periods for which a balance sheet is presented. The rollforward requirement is effective for fiscal years beginning after December 15, 2023 and is required to be applied prospectively. We are evaluating the impact that ASU 2022-04 will have on our consolidated financial statements and related disclosures, but do not believe the adoption will impact our financial condition, results of operations or cash flows. We will disclose the information required under ASU 2020-04 beginning with the first quarter of fiscal 2023.

88 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	JANUARY 28,	JANUARY 29,
	2023	2022

	(in thousands)
Capitalized catalog costs	$26,522	$22,194
Prepaid expenses	24,352	31,502
Vendor deposits	21,201	19,610
Federal and state tax receivable(1)	12,322	—
Tenant allowance receivable	8,336	15,355
Value added tax (VAT) receivable	7,465	4,529
Right of return asset for merchandise	4,983	6,429
Interest income receivable	4,878	—
Promissory notes receivable, including interest(2)	2,991	8,401
Other current assets	26,247	13,330
Total prepaid expense and other current assets	$139,297	$121,350
(1)	Refer to Note 15—Income Taxes.
(2)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs (refer to Note 8—Variable Interest Entities).

Other non-current assets consist of the following:

	JANUARY 28,	JANUARY 29,
	2023	2022

	(in thousands)
Initial direct costs prior to lease commencement	$51,249	$57,087
Landlord assets under construction—net of tenant allowances	45,511	204,013
Capitalized cloud computing costs—net(1)	21,529	14,910
Vendor deposits—non-current	10,593	756
Other deposits	7,143	6,877
Deferred financing fees	3,528	4,123
Other non-current assets	9,654	10,383
Total other non-current assets	$149,207	$298,149

(1)	Presented net of accumulated amortization of $11 million and $4.0 million as of January 28, 2023 and January 29, 2022.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 89

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	JANUARY 28,	JANUARY 29,
	2023	2022

	(in thousands)
Finance lease right-of-use assets(1)	$1,303,133	$958,148
Leasehold improvements(2)	391,912	389,179
Computer software	147,553	122,552
Land	97,670	20,614
Building and building improvements(3)	94,508	54,061
Furniture, fixtures and equipment	86,456	86,058
Machinery, equipment and aircraft	79,836	73,968
Built-to-suit property	37,057	37,057
Total property and equipment	2,238,125	1,741,637
Less—accumulated depreciation and amortization(4)	(602,141)	(513,717)
Total property and equipment—net	$1,635,984	$1,227,920
(1)	Refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 11—Leases.
(2)	Includes construction in progress of $8.0 million and $48 million as of January 28, 2023 and January 29, 2022, respectively. The balance as of January 29, 2022 was disclosed as $11 million in our fiscal 2021 Form 10-K and has been updated with the amount presented herein.
(3)	Includes $92 million and $51 million of owned buildings under construction related to future Design Galleries as of January 28, 2023 and January 29, 2022, respectively.
(4)	Includes accumulated amortization related to finance lease right-of-use assets of $224 million and $174 million as of January 28, 2023 and January 29, 2022, respectively. Refer to Note 11—Leases.

We recorded depreciation and amortization of property and equipment, excluding amortization for finance lease right-of-use assets, of $56 million, $52 million and $59 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

NOTE 6—BUSINESS COMBINATIONS

On August 28, 2020, we acquired a business for total consideration of $15 million funded through available cash, of which $1.9 million was deposited into an escrow account for any potential post-closing adjustments. We deposited into escrow an additional $5.0 million, which represented a deferred acquisition related payment subject to mutually agreed to conditions and was paid over two years. Acquisition related escrow deposits, included within prepaid expense and other current assets on the consolidated balance sheets, were $4.0 million as of January 29, 2022 and were paid in fiscal 2022.

On December 7, 2020, we acquired the net assets of a business for $4.7 million funded through available cash, of which $0.5 million was deposited into an escrow account for any potential post-closing adjustments and was fully paid in fiscal 2020. Additional consideration of $4.6 million is expected to be paid over five years, of which $2.3 million was paid as of January 28, 2023.

During fiscal 2020, we incurred acquisition-related costs associated with these transactions such as financial, legal and accounting advisors, as well as employment related costs, which are included in selling, general and administrative expenses on the consolidated statements of income. No additional acquisition-related costs were incurred in fiscal 2021 or fiscal 2022.

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

90 | FORM 10-K	PART II — FINANCIAL STATEMENTS

We believe that these additions to the RH platform further position us as a leader in the luxury design market as we continue to enhance the RH product assortment. Results of operations of the acquired companies have been included in our consolidated statements of income since their respective acquisition dates.

NOTE 7—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
January 30, 2021	$141,100	$54,663	$—	$17,000
Additions	—	1,498	—	—
Foreign current translation	—	—	—	—
January 29, 2022	141,100	56,161	—	17,000
Additions	—	1,472	—	—
Foreign current translation	(52)	—	—	—
January 28, 2023	$141,048	$57,633	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million, with $20 million recorded in fiscal 2020.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate Segment.

NOTE 8—VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities and Noncontrolling Interests

In fiscal 2022, we formed eight privately-held limited liability companies (each, a “Member LLC” and collectively, the “Member LLCs” or the “consolidated variable interest entities”) for real estate development activities related to our Gallery transformation and global expansion strategies. We hold a 50 percent membership interest in seven of the Member LLCs, and the remaining noncontrolling interest of 50 percent in each Member LLC is held by a third-party real estate development partner who is also the managing member of the Aspen LLCs (as defined in “Equity Method Investments” below). In one Member LLC we hold approximately 75 percent membership interest with the remaining noncontrolling interest of approximately 25 percent held by the same Aspen LLCs managing member.

The Member LLCs are qualitatively determined to be VIEs due to their having insufficient equity investment at risk to finance their activities without additional subordinated financial support. Upon the formation of each Member LLC we determined that the power to direct the most significant activities of each Member LLC is either controlled by us or shared between the members of the Member LLCs. In the instances where there is shared power among related parties as defined in the consolidation accounting guidance, we evaluated the related-party tiebreaker guidance and determined that we are most closely associated with each Member LLC. Accordingly, we are the primary beneficiary of the Member LLCs and we consolidate the results of operations, financial condition and cash flows of the Member LLCs in our consolidated financial statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 91

In fiscal 2022, we recognized compensation expense of $4.5 million related to the equity interests given to the noncontrolling interest holders of the consolidated VIEs, of which $3.6 million is included in additional paid-in capital and $0.9 million is included in other non-current obligations on the consolidated balance sheets. The additional paid-in capital portion relates to equity-classified compensation arrangements and represents the fair-value-based measure of the equity interests upon the noncontrolling interest holders being admitted as a member of the VIEs. The other non-current obligations portion relates to liability-classified compensation arrangements and represents the fair-value-based measure of the equity interests at the end of the reporting period. There are no explicit or implicit vesting conditions associated with these compensation arrangements.

We measure the noncontrolling interests in the consolidated variable interest entities using the distribution provisions set out in the operating agreements of each Member LLC. As of January 28, 2023, the noncontrolling interest holders had no claim to the net assets of each Member LLC based upon such distribution provisions. Accordingly, we did not recognize any noncontrolling interests as of and in fiscal 2022.

The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets were as follows:

JANUARY 28,
2023
(in thousands)
ASSETS
Cash and cash equivalents	$6,653
Restricted cash(1)	3,662
Prepaid expense and other current assets	3,670
Total current assets	13,985
Property and equipment—net(2)	187,093
Other non-current assets	122
Total assets	$201,200
LIABILITIES
Accounts payable and accrued expenses	$6,685
Real estate loans(3)	17,909
Other non-current obligations	929
Total liabilities	$25,523
(1)	Restricted cash deposits are held in escrow for one Member LLC and represent a portion of the proceeds from the issuance of the Promissory Note (defined below) that are required to be used for tenant allowances specified in a lease agreement between us and the Member LLC.
(2)	Includes $125 million of construction in progress, which is included in “building and building improvements” within property and equipment—net.
(3)	Real estate loans are secured by the assets of each respective Member LLC and the associated creditors do not have recourse against RH’s general assets.

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

92 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Equity Method Investments

Equity method investments represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) that were formed for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. We hold a 50 percent membership interest in two of the Aspen LLCs and a 70 percent membership interest in the third Aspen LLC. The Aspen LLCs are VIEs, however, we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, we account for these investments using the equity method of accounting.

As of January 28, 2023 and January 29, 2022, $3.0 million and $8.4 million, respectively, of promissory notes receivable, inclusive of accrued interest, are outstanding with the managing member or entities affiliated with the managing member for the Aspen LLCs, which promissory notes are included in prepaid expense and other current assets on the consolidated balance sheets. Promissory notes related specifically to the Aspen LLCs are expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs. We have made in excess of $100 million in capital contributions to the Aspen LLCs as contractually required. Our maximum exposure to loss with respect to these equity method investments is the carrying value of the equity method investments as of January 28, 2023.

During fiscal 2022, fiscal 2021 and fiscal 2020, we recorded our proportionate share of equity method investments losses of $2.1 million, $8.2 million and $0.9 million, respectively, which is included on the consolidated statements of income with a corresponding decrease to the carrying value of equity method investments on the consolidated balance sheets as of January 28, 2023 and January 29, 2022. We did not receive any distributions or have any undistributed earnings of equity method investments in any fiscal year.

In February 2023, subsequent to fiscal 2022, we made equity contributions to two of the Aspen LLCs totaling $31 million whereby such funding was used to repay a portion of third-party debt secured by certain real estate assets held by the Aspen LLCs.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 93

NOTE 9—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	JANUARY 28,	JANUARY 29,
	2023	2022

	(in thousands)
Accounts payable	$166,082	$242,035
Accrued compensation	76,650	96,859
Accrued occupancy	28,830	28,088
Accrued sales taxes	18,900	24,811
Accrued freight and duty	17,497	21,888
Accrued interest	14,456	5,185
Accrued legal reserves	8,921	1,398
Accrued professional fees	7,447	5,892
Accrued catalog costs	4,596	4,127
Other accrued expenses	31,570	12,096
Total accounts payable and accrued expenses	$374,949	$442,379

Other current liabilities consist of the following:

	JANUARY 28,	JANUARY 29,
	2023	2022

	(in thousands)
Unredeemed gift card and merchandise credit liability	$26,733	$22,712
Current portion of term loans	25,000	20,000
Allowance for sales returns	20,747	25,256
Finance lease liabilities	17,007	15,511
Foreign tax payable	4,365	—
Current portion of equipment promissory notes	1,160	13,625
Federal and state tax payable	—	31,364
Other current liabilities	8,178	18,155
Total other current liabilities	$103,190	$146,623

NOTE 10—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	JANUARY 28,	JANUARY 29,
	2023	2022

	(in thousands)
Unrecognized tax benefits	$2,962	$3,471
Other non-current obligations	5,112	5,235
Total other non-current obligations	$8,074	$8,706

94 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 11—LEASES

Lease costs—net consist of the following:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Operating lease cost(1)	$100,646	$99,985	$84,852
Finance lease costs
Amortization of leased assets(1)	52,346	43,964	41,292
Interest on lease liabilities(2)	32,051	26,412	24,011
Variable lease costs(3)	27,848	36,914	20,485
Sublease income(4)	(4,455)	(4,184)	(7,723)
Total lease costs—net	$208,436	$203,091	$162,917
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies.
(2)	Included in interest expense—net on the consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $19 million, $28 million and $13 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, as well as charges associated with common area maintenance of $9.3 million, $8.8 million and $7.1 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included in selling, general and administrative expenses on the consolidated statements of income.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 95

Lease right-of-use assets and lease liabilities consist of the following:

		JANUARY 28,	JANUARY 29,
		2023	2022

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$527,246	$551,045
Finance leases(1)(2)(3)	Property and equipment—net	1,078,979	784,327
Total lease right-of-use assets		$1,606,225	$1,335,372
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$80,384	$73,834
Finance leases	Other current liabilities	17,007	15,511
Total lease liabilities—current		97,391	89,345
Non-current
Operating leases	Non-current operating lease liabilities	505,809	540,513
Finance leases	Non-current finance lease liabilities	653,050	560,550
Total lease liabilities—non-current		1,158,859	1,101,063
Total lease liabilities		$1,256,250	$1,190,408
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $224 million and $174 million as of January 28, 2023 and January 29, 2022, respectively.
(3)	Includes $39 million and $41 million as of January 28, 2023 and January 29, 2022, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs (refer to Note 8—Variable Interest Entities).
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

The maturities of lease liabilities were as follows as of January 28, 2023:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
2023	$102,197	$49,590	$151,787
2024	94,407	49,950	144,357
2025	90,470	51,365	141,835
2026	87,087	52,132	139,219
2027	81,751	53,273	135,024
Thereafter	241,717	963,327	1,205,044
Total lease payments(1)(2)	697,629	1,219,637	1,917,266
Less—imputed interest(3)	(111,436)	(549,580)	(661,016)
Present value of lease liabilities	$586,193	$670,057	$1,256,250

96 | FORM 10-K	PART II — FINANCIAL STATEMENTS

(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $663 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of January 28, 2023, of which $28 million, $38 million, $42 million, $42 million and $40 million will be paid in fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026 and fiscal 2027, respectively, and $473 million will be paid subsequent to fiscal 2027.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements as of January 28, 2023.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	8.3	9.1
Finance leases	21.9	20.0
Weighted-average discount rate
Operating leases	4.08%	3.94%
Finance leases	5.32%	4.96%

Other information related to leases consists of the following:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(101,513)	$(102,097)	$(75,794)
Operating cash flows from finance leases	(32,090)	(26,775)	(20,839)
Financing cash flows from finance leases—net(1)	(10,146)	(14,158)	(12,498)
Total cash outflows from leases	$(143,749)	$(143,030)	$(109,131)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$49,702	$172,393	$113,828
Finance leases	109,015	89,617	57,873
(1)	Represents the principal portion of finance lease payments offset by tenant allowances received subsequent to lease commencement of $4.7 million in fiscal 2022. No such tenant allowances were received in fiscal 2021 or fiscal 2020.

Build-to-Suit Asset

During fiscal 2021, we opened the Dallas Design Gallery. During the construction period of this Design Gallery, we were the “deemed owner” for accounting purposes and classified the construction costs as build-to-suit asset within property and equipment—net on our consolidated balance sheets. Upon construction completion and lease commencement, we performed a sale-leaseback analysis and determined that we cannot derecognize the build-to-suit asset. Therefore, the asset remains classified as a build-to-suit asset within property and equipment—net and is depreciated over the term of the useful life of the asset.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 97

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

NOTE 12—CONVERTIBLE SENIOR NOTES

In June 2018, we issued in a private offering $300 million principal amount of 0.00% convertible senior notes due 2023 and issued an additional $35 million principal amount in connection with the overallotment option granted to the initial purchasers as part of the offering (collectively, the “2023 Notes”). In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes” and, together with the 2023 Notes, the “Convertible Senior Notes” or the “Notes”). In connection with our adoption of ASU 2020-06 in the first quarter of fiscal 2022, we recombined the previously outstanding equity component, which resulted in an increase in the balance of convertible debt outstanding. Refer to Recently Issued Accounting Standards in Note 3—Significant Accounting Policies for further discussion of the impact of our adoption of ASU 2020-06 in our consolidated financial statements.

The outstanding balances under the 2023 Notes and 2024 Notes were as follows:

	JANUARY 28,			JANUARY 29,
	2023			2022
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST(1)	AMOUNT	AMOUNT	COST(1)	AMOUNT

	(in thousands)
Convertible senior notes due 2023(2)	$1,696	$—	$1,696	$74,390	$(5,999)	$68,391
Convertible senior notes due 2024(3)	41,904	(180)	41,724	219,638	(31,577)	188,061
Total convertible senior notes	$43,600	$(180)	$43,420	$294,028	$(37,576)	$256,452
(1)	As of January 28, 2023, the balance includes debt issuance costs inclusive of original issuers’ discount. As of January 29, 2022, the balance includes debt issuance costs inclusive of original issuers’ discount, as well as the previously outstanding equity component that was recombined upon the adoption of ASU 2020-06 in the first quarter of fiscal 2022, which was $5.7 million for the 2023 Notes and $30 million for the 2024 Notes. Refer to Recently Issued Accounting Standards in Note 3—Significant Accounting Policies.
(2)	As of January 28, 2023, the 2023 Notes outstanding are classified as convertible senior notes due 2023—net within current liabilities. The 2023 Notes outstanding as of January 29, 2022 included a current portion of $9.4 million and a non-current portion of $59 million.
(3)	As of January 28, 2023, the 2024 Notes outstanding are classified as convertible senior notes due 2024—net within non-current liabilities. As of January 29, 2022, the 2024 Notes outstanding included a current portion of $3.6 million and a non-current portion of $184 million.

2023 Notes and 2024 Notes—Bond Hedge and Warrant Terminations and Note Repurchase

Bond Hedge and Warrant Terminations

During fiscal 2022, we entered into agreements with certain financial institutions (collectively, the “Counterparties”) to repurchase all of the warrants issued in connection with the 2023 Notes and 2024 Notes at an aggregate purchase price of $184 million and $203 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a volume weighted-average price measurement period of two or three days. Upon entering into these agreements, the warrants were reclassified from stockholders’ equity to current liabilities on the consolidated balance sheets, and accordingly, we recognized a corresponding net loss on the fair value adjustment of the warrants of $4.2 million, which is classified within other expense—net on the consolidated statements of income. Upon settlement of these agreements in April 2022, we paid an aggregate of $391 million in cash to terminate the warrants.

98 | FORM 10-K	PART II — FINANCIAL STATEMENTS

During fiscal 2022, we entered into agreements with the Counterparties to terminate all of the convertible note bond hedges issued in connection with the 2023 Notes and 2024 Notes to receive an aggregate closing price of $56 million and $180 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a three day volume weighted-average price measurement period. Upon entering into these agreements, the bond hedges were reclassified from stockholders’ equity to current assets on the consolidated balance sheets, and accordingly, we recognized a corresponding loss on the fair value adjustment of the settlement feature of $4.3 million, which is classified within other expense—net on the consolidated statements of income. Upon settlement of these agreements in April 2022, we received an aggregate of $232 million in cash for the termination of the bond hedges.

Notes Repurchase

During the first quarter of fiscal 2022, we entered into individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $45 million and $135 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Notes Repurchase”). The Notes Repurchase provided for an estimated settlement cost of $325 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a five day volatility weighted-average price measurement period that ended on April 29, 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $180 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $325 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $278 million, with the remaining $47 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $146 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $1.0 million. Upon the remeasurement of the amount owed to the holders in terms of the embedded feature, a total of $314 million was paid in cash to the holders, representing the combined carrying value of the debt liability of $47 million, as well as the fair value of the bifurcated embedded equity derivative upon settlement of $267 million. Accordingly, we recognized a gain on the fair value adjustment of the bifurcated embedded equity derivative of $11 million, which is classified within other expense—net on the consolidated statements of income.

During the second quarter of fiscal 2022, we entered into additional individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $18 million and $39 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Additional Notes Repurchase”). The Additional Notes Repurchase provided for an estimated settlement cost of $80 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a one day volatility weighted-average price measurement period occurring in July 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $57 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $80 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $55 million, with the remaining $25 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $23 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $0.3 million. Upon the remeasurement of the amount owed to the holders in terms of the embedded feature, a total of $82 million was paid in cash to the holders, representing the combined carrying value of the debt liability of $25 million, as well as the fair value of the bifurcated embedded equity derivative upon settlement of $57 million. Accordingly, we recognized a loss on the fair value adjustment of the bifurcated embedded equity derivative of $1.5 million, which is classified within other expense—net on the consolidated statements of income.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 99

$350 million 0.00% Convertible Senior Notes due 2024

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2022. However, this condition was not met for the calendar quarters ended June 30, 2022, September 30, 2022 and December 31, 2022, as a result, the 2024 Notes were not convertible as of December 31, 2022. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

During fiscal 2022, holders of $3.6 million in aggregate principal amount of the 2024 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2024 Notes converted and shares of our common stock for the remaining conversion value. During fiscal 2022, we paid $3.6 million in cash and delivered 9,760 shares of common stock to settle the early conversion of these 2024 Notes. We also received 9,760 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2024 Notes.

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

The remaining liability for the 2024 Notes is classified as a non-current obligation on the consolidated balance sheets since the settlement of the outstanding 2024 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

$335 million 0.00% Convertible Senior Notes due 2023

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended December 31, 2022 and, accordingly, holders were eligible to convert their 2023 Notes beginning in the calendar quarter ended December 31, 2020 and are currently eligible to convert their 2023 Notes through March 15, 2023. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

100 | FORM 10-K	PART II — FINANCIAL STATEMENTS

During fiscal 2022, holders of $9.4 million in aggregate principal amount of the 2023 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. During fiscal 2022, we paid $9.4 million in cash and delivered 27,234 shares of common stock to settle the early conversion of these 2023 Notes. We also received 27,208 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes, and therefore, on a net basis issued 26 shares of our common stock in respect to such settlement of the converted 2023 Notes.

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

The remaining liability for the 2023 Notes is classified as a current obligation on the consolidated balance sheets since the settlement of the outstanding 2023 Notes is due on June 15, 2023. The settlement of additional early conversions received, if any, will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

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

In July 2020, upon the maturity of the 2020 Notes, the remaining $291 million in aggregate principal amount of the 2020 Notes settled for $291 million in cash and 1,116,718 shares of common stock. No gain or loss arose on extinguishment of the liability component. We also received 1,116,735 shares of common stock from the exercise of the remainder of the convertible bond hedge we purchased concurrently with the issuance of the 2020 Notes as described below, and therefore, on a net basis received 17 shares of our common stock (which were recorded as treasury stock within the consolidated statements of stockholders’ equity in respect to such settlement of the 2020 Notes.

We recorded interest expense of $8.9 million for the amortization of the debt discount related to the 2020 Notes and $0.6 million related to the amortization of debt issuance costs in fiscal 2020.

2020 Notes—Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the 2020 Notes in June 2015 and the exercise in full of the overallotment option in July 2015, we entered into convertible note hedge transactions and warrant transactions. For more information, refer to “2020 Notes—Convertible Bond Hedge and Warrant Transactions” within Note 12—Convertible Senior Notes in our 2021 Form 10-K.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 101

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

NOTE 13—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	JANUARY 28,				JANUARY 29,
	2023				2022
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE(1)	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(2)	5.79%	$—	$—	$—	$—	$—	$—
Term loan B(3)	6.88%	1,975,000	(18,471)	1,956,529	1,995,000	(21,797)	1,973,203
Term loan B-2(4)	7.67%	498,750	(24,505)	474,245	—	—	—
Equipment promissory notes(5)	4.56%	1,160	—	1,160	14,785	(31)	14,754
Total credit facilities		$2,474,910	$(42,976)	$2,431,934	$2,009,785	$(21,828)	$1,987,957
(1)	The interest rates for the asset based credit facility, term loans and equipment promissory notes represent the weighted-average interest rates as of January 28, 2023.
(2)	Deferred financing fees associated with the asset based credit facility as of January 28, 2023 and January 29, 2022 were $3.5 million and $4.1 million, respectively, and are included in other non-current assets on the consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of July 29, 2026.
(3)	Represents the outstanding balance of the Term Loan B (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $1,955 million and $20 million were included in term loan B—net and other current liabilities, respectively, on the consolidated balance sheets as of January 28, 2023. Outstanding amounts of $1,975 million and $20 million were included in term loan—net and other current liabilities, respectively, on the consolidated balance sheets as of January 29, 2022. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(4)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $494 million and $5.0 million were included in term loan B-2—net and other current liabilities, respectively, on the consolidated balance sheets as of January 28, 2023. The maturity date of the Term Loan Credit Agreement is October 20, 2028.
(5)	Represents the net carrying amount of equipment security notes secured by certain of our property and equipment. The remaining $1.2 million outstanding balance, included in other current liabilities on the consolidated balance sheets as of January 28, 2023, represents principal payments due in fiscal 2023. Outstanding amounts of $14 million were included in other current liabilities on the consolidated balance sheets as of January 29, 2022.

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

102 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Borrowings under the revolving line of credit (other than swing line loans, which are subject to interest at the base rate) bear interest, at the borrower’s option, at either the base rate or LIBOR subject to a 0.00% LIBOR floor (or, in the case of the Canadian borrowings, the “BA Rate” or the “Canadian Prime Rate”, as such terms are defined in the ABL Credit Agreement, for the Canadian borrowings denominated in Canadian dollars, or the “U.S. Index Rate”, as such term is defined in the ABL Credit Agreement, or LIBOR for Canadian borrowings denominated in United States dollars) plus an applicable interest rate margin, in each case. The ABL Credit Agreement was amended in December 2022 to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of January 28, 2023, RHI was in compliance with the FCCR Covenant.

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

The availability of the revolving line of credit at any given time under the ABL Credit Agreement is limited by the terms and conditions of the ABL Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). As of January 28, 2023, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $533 million, net of $27 million in outstanding letters of credit.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 103

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

We incurred debt issuance costs of $28 million and $26 million in fiscal 2022 and fiscal 2021, respectively, in connection with the issuance of the Term Loan Credit Agreement.

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

104 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Equipment Loan Facility

On September 5, 2017, RHI entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC (“BAL”) pursuant to which BAL and RHI agreed that BAL would finance certain equipment of ours from time to time, with each such equipment financing to be evidenced by an equipment security note setting forth the terms for each particular equipment loan. Each equipment loan is secured by a purchase money security interest in the financed equipment. The maturity dates of the equipment security notes varied, but generally had a maturity of three or four years and required us to make monthly installment payments. As of January 28, 2023, one equipment security note remains outstanding with a maturity date in April 2023.

NOTE 14—FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In determining the fair value, we utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, which would maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs of the valuation technique.

Our recurring and non-recurring fair values measurements of financial and non-financial assets and liabilities are classified and disclosed in one of the following categories in accordance with ASC 820—Fair Value Measurements:

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

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, restricted cash, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently (Level 2). The estimated fair value of the real estate loans approximate their carrying values as they were recently issued.

The estimated fair value and carrying value of the 2023 Notes and 2024 Notes and the Term Loan Credit Agreement were as follows:

	JANUARY 28,		JANUARY 29,
	2023		2022
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2023	$1,622	$1,696	$70,857	$68,706
Convertible senior notes due 2024	37,351	41,904	198,087	189,297
Term loan B	1,961,056	1,975,000	1,995,000	1,995,000
Term loan B-2	500,215	498,750	—	—
(1)	The carrying value of the convertible senior notes as of January 28, 2023 represents the principal amount of the 2023 Notes and 2024 Notes following our adoption of ASU 2020-06 in the first quarter of fiscal 2022 (refer to Note 3—Significant Accounting Policies). The carrying value as of January 29, 2022 represents the principal amount less the equity component of the 2023 Notes and 2024 Notes classified in stockholders’ equity, which was required prior to the adoption of ASU 2020-06. The carrying value in both periods excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third-party offering costs, as applicable. The carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class excluding discounts upon original issuance and third-party offering costs.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 105

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

Fair Value Measurements—Non-Recurring

The fair value of the non-cash compensation related to noncontrolling interests in the Member LLCs in fiscal 2022, as discussed in “Consolidated Variable Interest Entities and Noncontrolling Interests” within Note 3—Significant Accounting Policies and Note 8—Variable Interest Entities, were determined based on unobservable (Level 3) inputs and valuation techniques.

The fair value of the real estate assets associated with our investment in the Aspen LLCs in fiscal 2020, as discussed in “Variable Interest Entities (VIE)” within Note 3—Significant Accounting Policies and Note 8—Variable Interest Entities, were determined based on unobservable (Level 3) inputs and valuation techniques.

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

NOTE 15—INCOME TAXES

The following table presents our income before income taxes, inclusive of our share of equity method investments losses:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Domestic	$418,216	$821,001	$378,267
Foreign	19,068	1,103	(1,854)
Total	$437,284	$822,104	$376,413

106 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The following table presents a summary of our income tax expense (benefit):

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Current
Federal	$(6,773)	$111,975	$85,708
State	1,013	28,141	23,684
Foreign	7,012	363	126
Total current tax expense	1,252	140,479	109,518
Deferred
Federal	(78,032)	(3,841)	(2,251)
State	(18,639)	(2,885)	(2,536)
Foreign	4,061	(195)	(133)
Total deferred tax benefit	(92,610)	(6,921)	(4,920)
Total income tax expense (benefit)	$(91,358)	$133,558	$104,598

A reconciliation of the federal statutory tax rate to our effective tax rate was as follows:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021
Provision at federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal tax impact	(2.8)	2.4	4.2
Stock compensation—excess benefits	(50.0)	(8.0)	(4.9)
Tax impact of convertible senior notes repurchase	9.4	—	—
Non-deductible stock-based compensation	0.9	0.6	6.5
Valuation allowance	0.5	—	0.1
Tax rate adjustments and other	0.1	0.2	0.3
Other permanent items	—	—	0.6
Effective tax rate	(20.9)%	16.2%	27.8%

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 107

Significant components of our deferred tax assets and liabilities were as follows:

	JANUARY 28,	JANUARY 29,
	2023	2022

	(in thousands)
Non-current deferred tax assets (liabilities)
Lease liabilities	$339,911	$317,971
Net operating loss carryforwards	120,586	2,884
Accrued expenses	30,108	19,572
Interest expense carryforwards	28,584	—
Stock-based compensation	14,974	26,205
Merchandise inventories	13,346	10,318
Deferred revenue	3,242	1,739
Deferred lease credits	—	4,854
Convertible senior notes	—	779
Other	4,483	1,152
Non-current deferred tax assets	555,234	385,474
Valuation allowance	(4,202)	(1,959)
Non-current deferred tax assets—net	$551,032	$383,515
Property and equipment	$(212,424)	$(154,821)
Lease right-of-use assets	(142,199)	(146,368)
Prepaid expense and other	(15,894)	(11,077)
Tradename, trademarks and intangibles	(11,452)	(12,603)
State benefit	(8,339)	(1,803)
Non-current deferred tax liabilities	(390,308)	(326,672)
Total non-current deferred tax assets—net	$160,724	$56,843

A reconciliation of our valuation allowance against deferred tax assets in certain state and foreign jurisdictions due to historical losses was as follows:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Balance at beginning of fiscal year	$1,959	$2,049	$1,007
Net changes in deferred tax assets and liabilities	2,243	(90)	1,042
Balance at end of fiscal year	$4,202	$1,959	$2,049

As of January 28, 2023, we had federal, state and foreign net operating loss carryovers of $478 million, $217 million and $16 million, respectively. The federal net operating losses do not expire. The state and foreign net operating losses will begin to expire in 2023. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). We cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

108 | FORM 10-K	PART II — FINANCIAL STATEMENTS

A reconciliation of the exposures related to unrecognized tax benefits was as follows:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Balance at beginning of fiscal year	$8,604	$8,456	$8,514
Gross decreases—prior period tax positions	—	(143)	(129)
Gross increases—current period tax positions	—	933	690
Reductions based on the lapse of the applicable statutes of limitations	(453)	(642)	(619)
Balance at end of fiscal year	$8,151	$8,604	$8,456

As of January 28, 2023, $7.6 million of our unrecognized tax benefits would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. In October 2017, we filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit has been recorded in any fiscal year given the technical nature and amount of the refund claim. An income tax benefit related to this refund claim could be recorded in a future period upon settlement with the respective taxing authority. As of January 28, 2023, we have $5.5 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of January 28, 2023, we are subject to examination by the tax authorities for fiscal 2018 through fiscal 2022. With few exceptions, as of January 28, 2023, we are no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years prior to fiscal 2018.

We have not provided U.S. income or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as of January 28, 2023 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability is expected to be immaterial, due to the participation exemption put in place in the Tax Cuts and Jobs Act of 2017.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. We are evaluating the provisions included under the IRA and do not expect the provisions to have a material impact to our consolidated financial statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 109

NOTE 16—NET INCOME PER SHARE

The weighted-average shares used for net income per share were as follows:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021
Weighted-average shares—basic	23,523,065	21,270,448	19,668,976
Effect of dilutive stock-based awards	2,675,660	6,506,399	5,470,980
Effect of dilutive convertible senior notes(1)	363,263	3,336,548	2,162,312
Weighted-average shares—diluted	26,561,988	31,113,395	27,302,268
(1)	We adopted ASU 2020-06 in the first quarter of fiscal 2022, and the adoption requires the dilutive impact of the convertible senior notes for diluted net income per share purposes to be determined under the if-converted method which assumes share settlement of the entire convertible debt instrument. Prior to adoption of ASU 2020-06, we applied the treasury stock method to determine the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes, and the 2020 Notes, 2023 Notes and the 2024 Notes impact our dilutive share count beginning at stock prices of $118.13 per share, $193.65 per share and $211.40 per share, respectively.

The warrants associated with our 2020 Notes, 2023 Notes and 2024 Notes had an impact on our dilutive share count beginning at stock prices of $189.00 per share, $309.84 per share and $338.24 per share, respectively. The warrants associated with our 2020 Notes expired in January 2021. The warrants associated with the 2023 Notes and 2024 Notes were repurchased in April 2022 and, as a result, no warrant instruments are outstanding as of January 28, 2023. Accordingly, the warrants have no impact on our dilutive shares post-repurchase. Refer to Note 12—Convertible Senior Notes.

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes prior to extinguishment in fiscal 2022, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021
Options	1,096,269	102,374	389,830
Restricted stock units	19,154	1,379	316
Convertible senior notes	231,618	—	—

NOTE 17—SHARE REPURCHASE PROGRAM AND SHARE RETIREMENT

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program. On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”).

We did not make any repurchases under this program during either fiscal 2021 or fiscal 2020. In fiscal 2022, we repurchased 3,719,550 shares of our common stock under the Share Repurchase Program at an average price of $268.83 per share, for an aggregate repurchase amount of approximately $1.0 billion. As of January 28, 2023, $1,450 million remains available for future share repurchases under this program.

Share Retirements

In fiscal 2022, we retired 3,719,550 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $444 million and $560 million from treasury stock to additional paid-in capital and retained earnings, respectively, on the consolidated balance sheets and consolidated statements of stockholders’ equity.

There was no impact on the consolidated statements of income or cash flows related to the share retirement activity.

110 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 18—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $44 million, $48 million and $146 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, which is included in selling, general and administrative expenses on the consolidated statements of income. No stock-based compensation expense has been capitalized in the accompanying consolidated financial statements.

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

As of January 29, 2022, there were a total of 1,185,322 shares issuable under the Stock Incentive Plan. On January 31, 2022, an additional 430,139 shares became issuable under the Stock Incentive Plan in accordance with the Stock Incentive Plan evergreen provision, increasing the total number of shares issuable under the Stock Incentive Plan to 1,615,461. Awards under the plans reduced the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Stock Incentive Plan increased the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Option Plan were immediately retired and were no longer available for future issuance.

On November 1, 2022, both the Stock Incentive Plan and Option Plan expired. Upon expiration of the Stock Incentive Plan, a total of 1,607,508 shares that were available for future issuance under the plan were cancelled and were no longer available for the grant of awards under the plan.

2012 Stock Incentive Plan and 2012 Stock Option Plan—Stock Options

A summary of stock option activity under the Stock Incentive Plan and the Option Plan was as follows:

		WEIGHTED-AVERAGE
	OPTIONS	EXERCISE PRICE
Outstanding—January 29, 2022	7,700,107	$111.76
Granted	85,500	263.56
Exercised	(4,249,285)	54.44
Cancelled	(120,370)	305.40
Outstanding—January 28, 2023	3,415,952	$180.03

The fair value of stock options granted was estimated on the date of grant using the following assumptions:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021
Expected volatility	62.4%	64.2%	58.9%
Expected life (years)	7.3	7.3	8.3
Risk-free interest rate	3.8%	1.4%	0.6%
Dividend yield	—	—	—

PART II — FINANCIAL STATEMENTS	FORM 10-K | 111

A summary of additional information about stock options was as follows:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands, except per share amounts)
Weighted-average fair value per share of stock options granted	$171.78	$392.65	$168.90
Aggregate intrinsic value of stock options exercised	1,102,657	280,060	75,011
Fair value of stock options vested	18,071	22,665(1)	12,429
(1)	The fair value of stock options vested in fiscal 2021 was disclosed as $59,074 in our fiscal 2021 Form 10-K and has been updated with the amount presented herein.

Information about stock options outstanding, vested or expected to vest, and exercisable as of January 28, 2023 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	LIFE (IN YEARS)	PRICE	OPTIONS	PRICE
$25.39 — $45.82	269,642	3.32	$35.67	269,642	$35.67
$50.00 — $50.00	1,000,000	4.26	50.00	1,000,000	50.00
$53.47 — $109.87	516,826	4.10	87.31	320,296	77.35
$111.37 — $164.12	478,479	7.15	154.17	92,639	153.70
$174.32 — $380.53	330,780	7.91	285.34	61,060	280.85
$385.30 — $385.30	700,000	7.72	385.30	700,000	385.30
$389.34 — $713.52	120,225	8.33	601.85	14,130	591.29
Total	3,415,952		$180.03	2,457,767	$160.25
Vested or expected to vest	3,218,626		$175.84

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of January 28, 2023 was $537 million, $516 million and $427 million, respectively. Stock options exercisable as of January 28, 2023 had a weighted-average remaining contractual life of 5.15 years.

We recorded stock-based compensation expense related to stock options of $41 million, $45 million and $140 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The expense includes $18 million, $24 million and $117 million, respectively, associated with the option grant to Mr. Friedman in October 2020 (refer to Chairman and Chief Executive Officer Option Grant below). As of January 28, 2023, the total unrecognized compensation expense related to unvested options was $83 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.13 years. In addition, as of January 28, 2023, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $15 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant below).

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan.

112 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The option contains selling restrictions on the underlying shares that lapse upon the achievement of both time-based service requirements and stock price performance-based metrics. The option was fully vested on the date of grant but the shares underlying the option remain subject to transfer restrictions to the extent the performance-based and time-based requirements have not been met. The option will result in aggregate non-cash stock compensation expense of $174 million, of which $18 million, $24 million and $117 million was recognized in fiscal 2022, fiscal 2021 and fiscal 2020, respectively (which is included in the stock-based compensation expense amounts noted above).

2012 Stock Incentive Plan—Restricted Stock Awards

We grant restricted stock awards, which include restricted stock and restricted stock units, to our employees and members of our Board of Directors. A summary of restricted stock award activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE FAIR	INTRINSIC
	AWARDS	VALUE	VALUE
Outstanding—January 29, 2022	19,750	$399.89
Granted	14,577	318.86
Released	(11,747)	229.36
Cancelled	(1,660)	340.24
Outstanding—January 28, 2023	20,920	$443.92	$6,498,798

A summary of additional information about restricted stock awards is as follows:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021
Weighted-average fair value per share of awards granted	$318.86	$582.79	$371.36
Grant date fair value of awards released (in thousands)	2,694	4,257	6,710

We recorded stock-based compensation expense related to restricted stock awards of $3.0 million, $3.0 million and $4.9 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of January 28, 2023, the total unrecognized compensation expense related to unvested restricted stock awards was $7.2 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.97 years.

Compensation Related to Consolidated VIEs

Refer to Note 8—Variable Interest Entities for details of non-cash compensation related to consolidated variable interest entities.

NOTE 19—EMPLOYEE BENEFIT PLANS

We have a 401(k) plan for our employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. We, at our discretion, may contribute funds to the 401(k) plan. We made no contributions to the 401(k) plan during fiscal 2022, fiscal 2021 or fiscal 2020.

NOTE 20—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of January 28, 2023.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 113

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

Certain legal proceedings that we currently face involve various class-action allegations regarding employment practices, including under state wage-and-hour laws. We have faced similar litigation in the past. Due to the inherent difficulty of predicting the course of legal actions related to these class-action allegations, such as the eventual scope, duration or outcome, we may be unable to estimate the amount or range of any potential loss that could result from an unfavorable outcome arising from such matters. Our assessment of these legal proceedings, as well as other lawsuits, could change from future determinations or the discovery of facts that are not presently known. We continue to defend such cases and our estimates may evolve over time. Accordingly, the ultimate costs to resolve these cases may be substantially higher or lower than our estimates.

With respect to such contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Loss contingencies determined to be probable and estimable are recorded in accounts payable and accrued expenses on the consolidated balance sheets (refer to Note 9 —Accounts Payable, Accrued Expenses and Other Current Liabilities). These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to each matter. In view of the inherent difficulty of predicting the outcome of certain matters, particularly in cases in which claimants seek substantial or indeterminate damages, it may not be possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on the consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

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

As a result, the outcome of any matters in which we are involved could result in unexpected expenses and liability that could adversely affect our operations. In addition, any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of our senior leadership team’s time, result in the diversion of significant operational resources, and require changes to our business operations, policies and practices. Legal costs related to such claims are expensed as incurred.

NOTE 21—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the chief operating decision maker (“CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, including hospitality, websites, Source Books, and the Trade and Contract channels. The Real Estate segment represents operations associated with our equity method investments and certain of our consolidated variable interest entities that are non-wholly owned subsidiaries and have operations that are not directly related to RH’s operations (refer to Note 8—Variable Interest Entities).

114 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and to allocate resources. Operating income is defined as net income before interest expense—net, loss on extinguishment of debt, other expense—net, income tax expense (benefit) and our share of equity method investments losses. Segment operating income excludes (i) asset impairments, (ii) the amortization of the non-cash compensation charge related to the fully vested option grant made to Mr. Friedman in October 2020, (iii) employer payroll tax expense related to the option exercises by Mr. Friedman, (iv) professional fees related to the 2023 Notes and 2024 Notes transactions (refer to Note 12—Convertible Senior Notes), (v) non-cash compensation attributed to the noncontrolling interests holder of our consolidated variable interest entities (refer to Note 8—Variable Interest Entities), (vi) compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary, (vii) product recalls, (viii) favorable legal settlement, (ix) gain on sale of building and land, (x) loss on sale leaseback transaction and (xi) severance costs associated with reorganizations. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team reviews.

The following table presents segment operating income and income before income taxes and equity method investments:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Operating income:
RH Segment	$761,544	$944,881	$616,523
Waterworks	28,282	17,747	4,019
Asset impairments	(24,186)	(9,630)	(12,851)
Non-cash compensation	(18,072)	(23,428)	(117,084)
Employer payroll taxes on option exercises	(14,392)	—	—
Professional fees	(7,469)	—	—
Non-cash compensation related to consolidated VIEs	(4,470)	—	—
Compensation settlements	(3,483)	—	—
Recall accrual	(560)	(1,940)	(7,370)
Legal settlement	4,188	—	—
Gain on sale of building and land	775	—	—
Loss on sale leaseback transaction	—	—	(9,352)
Reorganization related costs	—	(449)	(7,027)
Income from operations	722,157	927,181	466,858
Interest expense—net	113,210	64,947	69,250
(Gain) loss on extinguishment of debt	169,578	29,138	(152)
Other expense—net	30	2,778	20,459
Income before income taxes and equity method investments	$439,339	$830,318	$377,301

PART II — FINANCIAL STATEMENTS	FORM 10-K | 115

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting:

	YEAR ENDED
	JANUARY 28,			JANUARY 29,			JANUARY 30,
	2023			2022			2021
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$3,398,638	$191,839	$3,590,477	$3,593,842	$164,978	$3,758,820	$2,729,422	$119,204	$2,848,626
Gross profit	1,708,444	103,541	1,811,985	1,772,668	82,743	1,855,411	1,274,148	51,383	1,325,531
Depreciation and amortization	103,221	5,367	108,588	91,252	4,770	96,022	95,071	4,969	100,040

In fiscal 2022, fiscal 2021 and fiscal 2020, the Real Estate segment share of equity method investments losses were $2.1 million, $8.2 million and $0.9 million, respectively. Our share of income from equity method investments for the Waterworks segment was immaterial.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting:

	JANUARY 28,				JANUARY 29,
	2023				2022

	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$141,048	$—	$—	$141,048	$141,100	$—	$—	$141,100
Tradenames, trademarks and other intangible assets(2)	57,633	17,000	—	74,633	56,161	17,000	—	73,161
Equity method investments	—	623	100,845	101,468	—	—	100,810	100,810
Total assets	4,953,610	217,228	138,451	5,309,289	5,259,719	179,941	100,810	5,540,470
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million.

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as our hospitality operations. Net revenues in each category were as follows:

	YEAR ENDED
	JANUARY 28,	JANUARY 29,	JANUARY 30,
	2023	2022	2021

	(in thousands)
Furniture	$2,492,514	$2,599,540	$1,940,658
Non-furniture	1,097,963	1,159,280	907,968
Total net revenues	$3,590,477	$3,758,820	$2,848,626

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of January 28, 2023 we operated 4 retail locations and 2 outlets in Canada, and 1 retail location in the U.K. Geographic revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented.

No single customer accounted for more than 10% of our revenues in fiscal 2022, fiscal 2021 or fiscal 2020.

116 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The following table presents our long-lived assets by geographic information:

JANUARY 28,
2023
(in thousands)
North America	$2,261,615
All other countries	184,414
Total long-lived assets	$2,446,029

Long-lived assets held internationally were not material as of January 29, 2022.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 117

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 28, 2023 as a result of the material weakness in our internal control over financial reporting described below that was identified in connection with the matter that caused the Restatement (defined below).

Management’s Report on Internal Control over Financial Reporting

Our senior leadership team is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our senior leadership team conducted an assessment of our internal control over financial reporting as of January 28, 2023 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, our senior leadership team concluded that our internal control over financial reporting was not effective as of January 28, 2023 due to the existence of a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Quarterly Reports on Form 10-Q/A for the fiscal periods ended April 30, 2022, July 30, 2022, and October 29, 2022, we identified the following material weakness:

We did not design and maintain an effective control activity over the presentation and disclosure of net income per share, specifically the application of authoritative guidance, including new accounting standards, to the net income per share computations.

This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the fiscal periods ended April 30, 2022, July 30, 2022 and October 29, 2022 that were restated on Form 10-Q/A (the “Restatement”). Additionally, this material weakness could result in misstatements of the related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of January 28, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting

Our senior leadership team is committed to remediating the material weakness in our internal control over financial reporting in a timely manner and with oversight from the Audit Committee. We have, among other actions, implemented a remediation plan to address the root cause of the material weakness in order to fully remediate the material weakness. In conjunction with this remediation plan, during our fiscal quarter ended January 28, 2023, we designed and implemented an enhanced control activity related to the presentation and disclosure of net income per share, including the application of authoritative guidance and new accounting standards, to the net income per share computations.

118 | FORM 10-K	PART II — FINANCIAL STATEMENTS

While we believe the above remediation plan will address and remediate the material weakness, and we have enhanced our controls related to the net income per share computations, the material weakness will not be considered remediated until there has been appropriate time for us to conclude through testing that the controls are designed and operating effectively. Such remediation is anticipated to be completed in the first half of fiscal 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, other than an enhanced control activity to address the material weakness identified above, that occurred during our fiscal quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On March 24, 2023, we implemented a restructuring that includes workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. As a result of the workforce reduction associated with the initiative, which affected approximately 440 roles, we expect to incur certain charges. The reorganization and accompanying workforce reduction includes the elimination of numerous leadership and other positions throughout the organization.

We are currently unable to make a good faith determination of an estimate of the total amount or range of future amounts for each major type of cost expected to be incurred in connection with the reorganization, an estimate of the total amount or range of future amounts expected to be incurred in connection with the reorganization, or an estimate of the total amount or range of future amounts of the charges that will result in future cash expenditures. We will provide additional information in a subsequent filing after we determine the costs and charges associated with this business reorganization.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 119

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

120 | FORM 10-K	PART III

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022

Consolidated Statements of Income for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021

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

ITEM 16.     FORM 10-K SUMMARY

The Company has elected not to include summary information.

PART IV	FORM 10-K | 121

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
3.1	Restated Certificate of Incorporation of RH.	10-K	001-35720	March 29, 2017	3.1
3.2	Amended and Restated Bylaws of RH.	8-K	001-35720	March 3, 2017	3.1
4.1	Description of Securities of Registrant.	10-K	001-35720	March 30, 2020	4.1
4.2	Form of RH Common Stock Certificate.	10-K	001-35720	March 29, 2017	4.1
4.3	Indenture dated June 18, 2018, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2023.	8-K	001-35720	June 19, 2018	4.1
4.4	First Supplemental Indenture dated as of August 31, 2018, between RH and U.S. Bank National Association, as Trustee, relating to the 0.00% Convertible Senior Note due 2023.	10-Q	001-35720	September 5, 2018	4.2
4.5	Indenture dated September 17, 2019, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2024.	8-K	001-35720	September 18, 2019	4.1
10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4
10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1
10.3*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2
10.4*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3
10.5*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4
10.6*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2
10.7*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17
10.8*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman.	8-K	001-35720	May 3, 2017	10.1
10.9*	Cash Incentive Bonus Plan.	10-Q	001-35720	September 9, 2017	10.2
10.10*	Form of Compensation Protection Agreement for Section 16 Presidents.	10-K	001-35720	March 29, 2018	10.11
10.11	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary G. Friedman.	10-K	001-35720	March 30, 2016	10.13

122 | FORM 10-K	EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.12	Credit Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association as administrative agent and collateral agent.	8-K	001-35720	July 13, 2017	10.1
10.13	Credit Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and BSP Agency, LLC, as administrative agent and collateral agent.	8-K	001-35720	April 16, 2019	10.1
10.14	Intercreditor Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., Bank of America, N.A. and BSP Agency, LLC.	8-K	001-35720	April 16, 2019	10.2
10.15	Twelfth Amended and Restated Credit Agreement, dated as of July 29, 2021, by and among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	July 30, 2021	10.1
10.16	Term Loan Credit Agreement dated as of October 20, 2021, by and among Restoration Hardware, Inc. as the borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	October 25, 2021	10.1
10.17	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman dated as of October 18, 2020.	8-K	001-35720	October 21, 2020	10.1
10.18	Form of Partial Warrant Termination Agreement by and between RH and the applicable Hedge Counterparty	8-K	001-35720	April 13, 2022	10.1
10.19	Form of Partial Warrant Termination Agreement by and between RH and the applicable Hedge Counterparty	8-K	001-35720	April 13, 2022	10.2
10.20	Form of Remaining Warrant Termination Agreement by and between RH and the applicable Hedge Counterparty.	8-K	001-35720	April 18, 2022	10.1
10.21	Form of Bond Hedge Termination Agreement by and between RH and the applicable Hedge Counterparty.	8-K	001-35720	April 18, 2022	10.2
10.22	Term Loan Credit Agreement dated as of October 20, 2021, as amended by the 2022 Incremental Amendment, dated as of May 13, 2022, by and among Restoration Hardware, Inc. as the borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	May 17, 2022	10.2

EXHIBIT INDEX	FORM 10-K | 123

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
21.1	Subsidiary List	—	—	—	—	X
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X
24.1	Power of Attorney (included on signature page)	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document––the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Extension Definition	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
*	Indicates management contract or compensatory plan or arrangement.

124 | FORM 10-K	EXHIBIT INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

	By:	/s/ Gary Friedman
Gary Friedman
Chairman of the Board of Directors and Chief Executive Officer

Date: March 29, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 29th, 2023.

/s/ Gary Friedman	/s/ Jack Preston
Gary Friedman	Jack Preston
Chairman of the Board of Directors and Chief Executive Officer	Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

/s/ Christina Hargarten	/s/ Carlos Alberini
Christina Hargarten	Carlos Alberini
Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ Keith Belling	/s/ Eri Chaya
Keith Belling	Eri Chaya
Director	Director

/s/ Mark Demilio	/s/ Hilary Krane
Mark Demilio	Hilary Krane
Director	Director

/s/ Katie Mitic	/s/ Ali Rowghani
Katie Mitic	Ali Rowghani
Director	Director

/s/ Leonard Schlesinger
Leonard Schlesinger
Director

SIGNATURES	FORM 10-K | 125