Form 10-Q
period 2023-04-29
RH
filed 2023-05-26
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 19, 2023, 22,052,211 shares of the registrant’s common stock were outstanding.

RH

TABLE OF CONENTS	2023 FIRST QUARTER FORM 10-Q | 2

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	APRIL 29,	JANUARY 28,
	2023	2023

	(in thousands)
ASSETS
Cash and cash equivalents	$1,516,689	$1,508,101
Restricted cash	3,538	3,662
Accounts receivable—net	60,233	59,763
Merchandise inventories	766,301	801,841
Prepaid expense and other current assets	129,083	139,297
Total current assets	2,475,844	2,512,664
Property and equipment—net	1,640,596	1,635,984
Operating lease right-of-use assets	528,010	527,246
Goodwill	141,026	141,048
Tradenames, trademarks and other intangible assets	75,144	74,633
Deferred tax assets	150,539	167,039
Equity method investments	132,997	101,468
Other non-current assets	175,674	149,207
Total assets	$5,319,830	$5,309,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$321,743	$374,949
Deferred revenue and customer deposits	344,944	325,754
Convertible senior notes due 2023	1,694	1,696
Operating lease liabilities	81,262	80,384
Other current liabilities	101,860	103,190
Total current liabilities	851,503	885,973
Asset based credit facility	—	—
Term loan B—net	1,932,356	1,936,529
Term loan B-2—net	469,091	469,245
Real estate loans	17,905	17,909
Convertible senior notes due 2024—net	41,751	41,724
Non-current operating lease liabilities	504,479	505,809
Non-current finance lease liabilities	648,792	653,050
Deferred tax liabilities	6,402	6,315
Other non-current obligations	8,165	8,074
Total liabilities	4,480,444	4,524,628
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of April 29, 2023 and January 28, 2023	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 22,051,251 shares issued and outstanding as of April 29, 2023; 22,045,385 shares issued and outstanding as of January 28, 2023	2	2
Additional paid-in capital	257,616	247,076
Accumulated other comprehensive loss	(108)	(2,403)
Retained earnings	581,876	539,986
Total stockholders’ equity	839,386	784,661
Total liabilities and stockholders’ equity	$5,319,830	$5,309,289

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands, except share and per share amounts)
Net revenues	$739,162	$957,292
Cost of goods sold	391,617	458,709
Gross profit	347,545	498,583
Selling, general and administrative expenses	248,305	293,295
Income from operations	99,240	205,288
Other expenses
Interest expense—net	39,816	20,855
Loss on extinguishment of debt	—	146,116
Other income—net	(653)	(343)
Total other expenses	39,163	166,628
Income before income taxes and equity method investments	60,077	38,660
Income tax expense (benefit)	16,585	(163,426)
Income before equity method investments	43,492	202,086
Share of equity method investments loss	1,602	1,375
Net income	$41,890	$200,711
Weighted-average shares used in computing basic net income per share	22,047,029	22,608,537
Basic net income per share	$1.90	$8.88
Weighted-average shares used in computing diluted net income per share	23,758,788	27,808,082
Diluted net income per share	$1.76	$7.22

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 4

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Net income	$41,890	$200,711
Net gains (losses) from foreign currency translation	2,295	(4,145)
Comprehensive income	$44,185	$196,566

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED
			ADDITIONAL	OTHER				TOTAL
			PAID-IN	COMPREHENSIVE	RETAINED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	LOSS	EARNINGS	SHARES	AMOUNT	EQUITY

	(in thousands, except share amounts)
Balances—January 28, 2023	22,045,385	$2	$247,076	$(2,403)	$539,986	—	$—	$784,661
Stock-based compensation	—	—	10,180	—	—	—	—	10,180
Vested and delivered restricted stock units	847	—	(96)	—	—	—	—	(96)
Exercise of stock options	5,017	—	456	—	—	—	—	456
Settlement of convertible senior notes	2	—	—	—	—	—	—	—
Net income	—	—	—	—	41,890	—	—	41,890
Net gains from foreign currency translation	—	—	—	2,295	—	—	—	2,295
Balances—April 29, 2023	22,051,251	$2	$257,616	$(108)	$581,876	—	$—	$839,386

Balances—January 29, 2022	21,506,967	$2	$620,577	$(1,410)	$551,108	—	$—	$1,170,277
Stock-based compensation	—	—	12,802	—	—	—	—	12,802
Vested and delivered restricted stock units	1,409	—	(266)	—	—	—	—	(266)
Exercise of stock options	3,153,400	—	149,570	—	—	—	—	149,570
Exercise of call option under bond hedge upon settlement of convertible senior notes	(36,968)	—	14,705	—	—	36,968	(14,705)	—
Settlement of convertible senior notes	36,973	—	(14,705)	—	—	(36,968)	14,705	—
Termination of common stock warrants	—	—	(386,708)	—	—	—	—	(386,708)
Termination of convertible note hedge	—	—	236,050	—	—	—	—	236,050
Impact of ASU 2020-06 adoption	—	—	(56,390)	—	19,889	—	—	(36,501)
Net income	—	—	—	—	200,711	—	—	200,711
Net losses from foreign currency translation	—	—	—	(4,145)	—	—	—	(4,145)
Balances—April 30, 2022	24,661,781	$2	$575,635	$(5,555)	$771,708	—	$—	$1,341,790

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 6

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,890	$200,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,770	24,758
Non-cash operating lease cost	19,865	18,391
Asset impairments	2,475	5,923
Stock-based compensation expense	10,180	12,802
Non-cash finance lease interest expense	8,486	7,071
Product recalls	—	560
Deferred income taxes	16,527	5,493
Loss on extinguishment of debt	—	146,116
Gain on derivative instruments—net	—	(3,177)
Share of equity method investments loss	1,602	1,375
Other non-cash items	2,215	1,269
Change in assets and liabilities:
Accounts receivable	(462)	(7,715)
Merchandise inventories	35,915	(83,115)
Prepaid expense and other assets	(4,311)	(160,116)
Landlord assets under construction—net of tenant allowances	(9,583)	(12,148)
Accounts payable and accrued expenses	(54,354)	(14,778)
Deferred revenue and customer deposits	19,160	48,909
Other current liabilities	(556)	(30,057)
Current and non-current operating lease liabilities	(21,543)	(19,379)
Other non-current obligations	(8,538)	(6,944)
Net cash provided by operating activities	86,738	135,949
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34,190)	(29,364)
Equity method investments	(33,131)	(1,115)
Net cash used in investing activities	(67,321)	(30,479)

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under term loans	(6,250)	(5,000)
Repayments under real estate loans	(6)	—
Repayments under promissory and equipment security notes	(1,160)	(10,910)
Repayments of convertible senior notes	(2)	(13,048)
Principal payments under finance lease agreements—net of tenant allowances	(3,877)	(3,559)
Proceeds from termination of convertible senior note hedges	—	231,796
Payments for termination of common stock warrants	—	(390,934)
Proceeds from exercise of stock options	456	149,570
Tax withholdings related to issuance of stock-based awards	(96)	(266)
Net cash used in financing activities	(10,935)	(42,351)
Effects of foreign currency exchange rate translation	(18)	(278)
Net increase in cash and cash equivalents, restricted cash and restricted cash equivalents	8,464	62,841
Cash and cash equivalents, restricted cash and restricted cash equivalents
Beginning of period—cash and cash equivalents	1,508,101	2,177,889
Beginning of period—restricted cash	3,662	—
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	—	3,975
Beginning of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$1,511,763	$2,181,864
End of period—cash and cash equivalents	1,516,689	2,243,255
End of period—restricted cash	3,538	—
End of period—restricted cash equivalents (acquisition related escrow deposits)	—	1,450
End of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$1,520,227	$2,244,705
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$20,441	$12,248
Landlord asset additions in accounts payable and accrued expenses at period-end	2,564	16,823
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	—	109,677
Extinguishment of convertible senior notes related to repurchase obligation	—	(180,322)
Financing liability and embedded derivative arising from convertible senior notes repurchase	—	325,363
Shares issued on settlement of convertible senior notes	—	(14,705)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	—	14,705

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 8

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

As of April 29, 2023, we operated a total of 67 RH Galleries and 39 RH Outlet stores in 31 states, the District of Columbia and Canada, as well as 14 Waterworks Showrooms throughout the United States and in the U.K., and had sourcing operations in Shanghai and Hong Kong. In September 2022, we opened our first RH Guesthouse in New York.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of April 29, 2023, and the results of operations for the three months ended April 29, 2023 and April 30, 2022. Our current fiscal year, which consists of 53 weeks, ends on February 3, 2024 (“fiscal 2023”).

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, as well as the financial information of variable interest entities (“VIEs”) where we represent the primary beneficiary and have the power to direct the activities that most significantly impact the entity’s performance. Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

The preparation of our condensed consolidated financial statements, in conformity with GAAP, requires our senior leadership team to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three months ended April 29, 2023. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the “2022 Form 10-K”).

The results of operations for the three months ended April 29, 2023, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the factors as discussed in Business Conditions below.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 9

Business Conditions

There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation, rising interest and mortgage rates, and unpredictability in the global financial markets related to the foregoing as well as, among other things, the war in Ukraine and recent failures of several financial institutions. We experienced increased demand for our products during the pandemic and there have been significant shifts in consumer consumption patterns with the easing of the pandemic including increases in travel and services rather than spending on home furnishings. These and other macroeconomic factors may have a number of adverse effects on macroeconomic conditions and markets in which we operate, including the housing market, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have an adverse impact on demand for our products. We believe that these macroeconomic and other factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors.

For more information, refer to the section entitled “Risk Factors” in our 2022 Form 10-K.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards or Updates Adopted

Disclosure of Supplier Finance Program Obligations

In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04—Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 requires entities to disclose a program’s nature, activity during the period, changes from period to period and potential magnitude. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. With the exception of the disclosure of rollforward information, the guidance is effective for fiscal years beginning after December 15, 2022 and is required to be applied retrospectively to all periods for which a balance sheet is presented. The rollforward requirement is effective for fiscal years beginning after December 15, 2023 and is required to be applied prospectively. We adopted ASU 2022-04 in the first quarter of fiscal 2023.

Supplier Finance Program

We facilitate a voluntary supply chain financing program (the “Financing Program”) with a third-party financial institution (the “Bank”) to provide participating suppliers with the opportunity to receive early payment on invoices, net of a discount charged to the supplier by the Bank. We are not a party to the supplier agreements with the Bank, and the terms of our payment obligations to suppliers are not impacted by a supplier’s participation in the Financing Program. Our responsibility is limited to making payments to the Bank on the terms originally negotiated with our suppliers, which are typically either 30 days or 60 days. There are no assets pledged as security or other forms of guarantees provided under the Financing Program.

The Financing Program is not indicative of a borrowing arrangement and the liabilities under the Financing Program are included in accounts payable and accrued expenses on the condensed consolidated balance sheets and associated payments are included within operating activities on the condensed consolidated statements of cash flows. As of April 29, 2023 and January 28, 2023, supplier invoices that have been confirmed as valid under the Financing Program included in accounts payable and accrued expenses were $24 million and $26 million, respectively.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 10

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	APRIL 29,	JANUARY 28,
	2023	2023

	(in thousands)
Prepaid expenses	$27,893	$24,352
Capitalized catalog costs	23,124	26,522
Vendor deposits	19,700	21,201
Federal and state tax receivable	13,203	12,322
Value added tax (VAT) receivable	6,264	7,465
Tenant allowance receivable	4,765	8,336
Right of return asset for merchandise	4,674	4,983
Promissory notes receivable, including interest(1)	4,533	2,991
Interest income receivable	2,737	4,878
Other current assets	22,190	26,247
Total prepaid expense and other current assets	$129,083	$139,297

(1)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs (refer to Note 5—Variable Interest Entities).

Other non-current assets consist of the following:

	APRIL 29,	JANUARY 28,
	2023	2023

	(in thousands)
Landlord assets under construction—net of tenant allowances	$61,069	$45,511
Initial direct costs prior to lease commencement	59,202	51,249
Capitalized cloud computing costs—net(1)	22,365	21,529
Vendor deposits—non-current	12,038	10,593
Other deposits	7,659	7,143
Deferred financing fees	3,276	3,528
Other non-current assets	10,065	9,654
Total other non-current assets	$175,674	$149,207
(1)	Presented net of accumulated amortization of $12 million and $11 million as of April 29, 2023 and January 28, 2023, respectively.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 11

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (refer to Note 17—Segment Reporting):

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
January 28, 2023	$141,048	$57,633	$—	$17,000
Additions	—	511	—	—
Foreign currency translation	(22)	—	—	—
April 29, 2023	$141,026	$58,144	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in previous fiscal years.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

NOTE 5—VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities and Noncontrolling Interests

In fiscal 2022, we formed eight privately-held limited liability companies (each, a “Member LLC” and collectively, the “Member LLCs” or the “consolidated variable interest entities”) for real estate development activities related to our Gallery transformation and global expansion strategies. We hold a 50 percent membership interest in seven of the Member LLCs, and the remaining noncontrolling interest of 50 percent in each Member LLC is held by a third-party real estate development partner affiliated with the managing member of the Aspen LLCs (as defined in “Equity Method Investments” below). In one Member LLC we hold approximately 75 percent membership interest with the remaining noncontrolling interest of approximately 25 percent held in the same way by a real estate development partner affiliated with the managing member of the Aspen LLCs.

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

We measure the noncontrolling interests in the consolidated variable interest entities using the distribution provisions set out in the operating agreements of each Member LLC. As of April 29, 2023 and January 28, 2023, the noncontrolling interest holders had no claim to the net assets of each Member LLC based upon such distribution provisions. Accordingly, we did not recognize any noncontrolling interests as of April 29, 2023 and January 28, 2023.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 12

The carrying amounts and classification of the VIEs’ assets and liabilities included in the condensed consolidated balance sheets were as follows:

	APRIL 29,	JANUARY 28,
	2023	2023

	(in thousands)
ASSETS
Cash and cash equivalents	$6,657	$6,653
Restricted cash(1)	3,538	3,662
Prepaid expense and other current assets	3,927	3,670
Total current assets	14,122	13,985
Property and equipment—net(2)	206,172	187,093
Other non-current assets	214	122
Total assets	$220,508	$201,200
LIABILITIES
Accounts payable and accrued expenses	$9,795	$6,685
Real estate loans(3)	17,905	17,909
Other non-current obligations	952	929
Total liabilities	$28,652	$25,523
(1)	Restricted cash deposits are held in escrow for one Member LLC and represent a portion of the proceeds from the issuance of the Promissory Note (defined below) that are required to be used for tenant allowances specified in a lease agreement between us and the Member LLC.
(2)	Includes $140 million and $125 million of construction in progress as of April 29, 2023 and January 28, 2023, respectively.
(3)	Real estate loans are secured by the assets of each respective Member LLC and the associated creditors do not have recourse against RH’s general assets.

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 13

We have previously made contractually required contributions to the Aspen LLCs in an aggregate amount of $105 million in prior periods. In February 2023, we elected to make equity contributions to two of the Aspen LLCs totaling $31 million whereby such funding was used to repay a portion of third-party debt secured by certain real estate assets held by the Aspen LLCs. In April 2023, we made an additional equity contribution to one Aspen LLC of $1.8 million whereby such funding was used in connection with the acquisition of additional real estate assets. Inclusive of the equity contributions made during the three months ended April 29, 2023, we have made in excess of $135 million in capital contributions to the Aspen LLCs. Our maximum exposure to loss with respect to these equity method investments is the carrying value of the equity method investments as of April 29, 2023.

During the three months ended April 29, 2023 and April 30, 2022, we did not receive any distributions or have any undistributed earnings of equity method investments.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	APRIL 29,	JANUARY 28,
	2023	2023

	(in thousands)
Accounts payable	$156,531	$166,082
Accrued compensation	50,489	76,650
Accrued sales and use tax(1)	24,874	21,950
Accrued occupancy	24,290	28,830
Accrued freight and duty	13,881	17,497
Accrued legal reserves	8,430	8,921
Accrued professional fees	7,777	7,447
Accrued catalog costs(1)	1,595	1,546
Accrued interest	954	14,456
Other accrued expenses	32,922	31,570
Total accounts payable and accrued expenses	$321,743	$374,949
(1)	Prior year amounts have been adjusted to conform to the current period presentation.

Reorganization

As reported in the 2022 Form 10-K, we implemented a restructuring on March 24, 2023 that includes workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with the initiative included the elimination of numerous leadership and other positions throughout the organization, which affected approximately 440 roles. The reorganization was completed during the first quarter of fiscal 2023. During the three months ended April 29, 2023, we incurred total charges relating to the reorganization of $7.6 million consisting primarily of severance costs and related taxes. As of April 29, 2023, we had accruals of $5.8 million included in accounts payable and accrued expenses related to the reorganization.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 14

Other current liabilities consist of the following:

	APRIL 29,	JANUARY 28,
	2023	2023

	(in thousands)
Unredeemed gift card and merchandise credit liability	$28,180	$26,733
Current portion of term loans	25,000	25,000
Allowance for sales returns	19,323	20,747
Finance lease liabilities	17,349	17,007
Foreign tax payable	4,425	4,365
Other current liabilities	7,583	9,338
Total other current liabilities	$101,860	$103,190

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of April 29, 2023 will be recognized within the next six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended April 29, 2023 and April 30, 2022, we recognized $6.1 million and $4.7 million, respectively, of revenue related to previous deferrals related to our gift cards. We expect that approximately 70% of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	APRIL 29,	JANUARY 28,
	2023	2023

	(in thousands)
Unrecognized tax benefits	$2,992	$2,962
Other non-current obligations	5,173	5,112
Total other non-current obligations	$8,165	$8,074

.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 15

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Operating lease cost(1)	$26,300	$25,133
Finance lease costs
Amortization of leased assets(1)	13,704	11,498
Interest on lease liabilities(2)	8,486	7,071
Variable lease costs(3)	6,168	9,087
Sublease income(4)	(1,546)	(1,128)
Total lease costs—net	$53,112	$51,661
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in the 2022 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $3.9 million and $6.7 million for the three months ended April 29, 2023 and April 30, 2022, respectively, and charges associated with common area maintenance of $2.3 million and $2.4 million for the three months ended April 29, 2023 and April 30, 2022, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in either period.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 16

Lease right-of-use assets and lease liabilities consist of the following:

		APRIL 29,	JANUARY 28,
		2023	2023

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$528,010	$527,246
Finance leases(1)(2)(3)	Property and equipment—net	1,064,852	1,078,979
Total lease right-of-use assets		$1,592,862	$1,606,225
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$81,262	$80,384
Finance leases	Other current liabilities	17,349	17,007
Total lease liabilities—current		98,611	97,391
Non-current
Operating leases	Non-current operating lease liabilities	504,479	505,809
Finance leases	Non-current finance lease liabilities	648,792	653,050
Total lease liabilities—non-current		1,153,271	1,158,859
Total lease liabilities		$1,251,882	$1,256,250
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $237 million and $224 million as of April 29, 2023 and January 28, 2023, respectively.
(3)	Includes $39 million as of both April 29, 2023 and January 28, 2023 related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs (refer to Note 5—Variable Interest Entities).
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 17

The maturities of lease liabilities are as follows as of April 29, 2023:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2023	$78,224	$37,283	$115,507
2024	98,711	49,941	148,652
2025	94,228	51,356	145,584
2026	89,951	52,124	142,075
2027	84,687	53,264	137,951
2028	55,407	52,484	107,891
Thereafter	197,403	910,714	1,108,117
Total lease payments(1)(2)	698,611	1,207,166	1,905,777
Less—imputed interest(3)	(112,870)	(541,025)	(653,895)
Present value of lease liabilities	$585,741	$666,141	$1,251,882
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $663 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of April 29, 2023, of which $22 million, $37 million, $43 million, $43 million, $41 million and $38 million will be paid in the remainder of fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026, fiscal 2027 and fiscal 2028, respectively, and $439 million will be paid subsequent to fiscal 2028.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	8.2	8.9
Finance leases	21.7	21.1
Weighted-average discount rate
Operating leases	4.19%	3.95%
Finance leases	5.32%	5.06%

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 18

Other information related to leases consists of the following:

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(27,612)	$(25,199)
Operating cash flows from finance leases	(8,615)	(7,071)
Financing cash flows from finance leases	(3,877)	(3,559)
Total cash outflows from leases	$(40,104)	$(35,829)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$20,861	$12,459
Finance leases	—	38,252

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

	APRIL 29,			JANUARY 28,
	2023			2023
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST	AMOUNT	AMOUNT	COST	AMOUNT

	(in thousands)
Convertible senior notes due 2023(1)	$1,694	$—	$1,694	$1,696	$—	$1,696
Convertible senior notes due 2024(2)	41,904	(153)	41,751	41,904	(180)	41,724
Total convertible senior notes	$43,598	$(153)	$43,445	$43,600	$(180)	$43,420
(1)	As of both April 29, 2023 and January 28, 2023, the 2023 Notes outstanding were classified as convertible senior notes due 2023 within current liabilities.
(2)	As of both April 29, 2023 and January 28, 2023, the 2024 Notes outstanding were classified as convertible senior notes due 2024—net within non-current liabilities.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 19

2023 Notes and 2024 Notes—Bond Hedge and Warrant Terminations and Notes Repurchase

Bond Hedge and Warrant Terminations

During the three months ended April 30, 2022, we entered into agreements with certain financial institutions (collectively, the “Counterparties”) to repurchase all of the warrants issued in connection with the 2023 Notes and 2024 Notes at an aggregate purchase price of $184 million and $203 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a volume weighted-average price measurement period of two or three days. Upon entering into these agreements, the warrants were reclassified from stockholders’ equity to current liabilities on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding net loss on the fair value adjustment of the warrants of $4.2 million, which is classified within other income—net on the condensed consolidated statements of income. Upon settlement of these agreements in April 2022, we paid an aggregate of $391 million in cash to terminate the warrants.

During the three months ended April 30, 2022, we entered into agreements with the Counterparties to terminate all of the convertible note bond hedges issued in connection with the 2023 Notes and 2024 Notes to receive an aggregate closing price of $56 million and $180 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a three day volume weighted-average price measurement period. Upon entering into these agreements, the bond hedges were reclassified from stockholders’ equity to current assets on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding loss on the fair value adjustment of the settlement feature of $4.3 million, which is classified within other income—net on the condensed consolidated statements of income. Upon settlement of these agreements in April 2022, we received an aggregate of $232 million in cash for the termination of the bond hedges.

Notes Repurchase

During the three months ended April 30, 2022, we entered into individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $45 million and $135 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Notes Repurchase”). The Notes Repurchase provided for an estimated settlement cost of $325 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a five day volatility weighted-average price measurement period that ended on April 29, 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $180 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $325 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $278 million, with the remaining $47 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $146 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $1.0 million. Upon the remeasurement of the amount owed to the holders in terms of the embedded feature, a total of $314 million was paid in cash to the holders, representing the combined carrying value of the debt liability of $47 million, as well as the fair value of the bifurcated embedded equity derivative upon settlement of $267 million. Accordingly, we recognized a gain on the fair value adjustment of the bifurcated embedded equity derivative of $11 million, which is classified within other income—net on the condensed consolidated statements of income.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 20

$350 million 0.00% Convertible Senior Notes due 2024

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2022. However, this condition was not met for the calendar quarter ended June 30, 2022 through the calendar quarter ended March 31, 2023, as a result, the 2024 Notes were not convertible as of March 31, 2023. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

$335 million 0.00% Convertible Senior Notes due 2023

Prior to March 15, 2023, the 2023 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended June 30, 2022 and, accordingly, holders were eligible to convert their 2023 Notes beginning in the calendar quarter ended December 31, 2020 and were eligible to convert their 2023 Notes through March 15, 2023. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders were able to convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2023 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 21

The remaining liability for the 2023 Notes is classified as a current obligation on the condensed consolidated balance sheets since the settlement of the outstanding 2023 Notes is due on June 15, 2023.

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	APRIL 29,				JANUARY 28,
	2023				2023
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE(1)	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(2)	6.33%	$—	$—	$—	$—	$—	$—
Term loan B(3)	7.52%	1,970,000	(17,644)	1,952,356	1,975,000	(18,471)	1,956,529
Term loan B-2(4)	8.33%	497,500	(23,409)	474,091	498,750	(24,505)	474,245
Equipment promissory notes(5)	—	—	—	—	1,160	—	1,160
Total credit facilities		$2,467,500	$(41,053)	$2,426,447	$2,474,910	$(42,976)	$2,431,934
(1)	Interest rates for the asset based credit facility and term loans represent the weighted-average interest rates as of April 29, 2023.
(2)	Deferred financing fees associated with the asset based credit facility as of April 29, 2023 and January 28, 2023 were $3.3 million and $3.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit.
(3)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,950 million and $20 million were included in term loan—net and other current liabilities on the condensed consolidated balance sheets, respectively, as of April 29, 2023. Outstanding amounts of $1,955 million and $20 million were included in term loan—net and other current liabilities, respectively, on the condensed consolidated balance sheets as of January 28, 2023.
(4)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $493 million and $5.0 million were included in term loan B-2—net and other current liabilities, respectively, on the condensed consolidated balance sheets as of April 29, 2023. Outstanding amounts of $494 million and $5.0 million were included in term loan B-2—net and other current liabilities, respectively, on the condensed consolidated balance sheets as of January 28, 2023.
(5)	Represents total equipment security notes secured by certain of our property and equipment, which was included in other current liabilities on the condensed consolidated balance sheets as of January 28, 2023. The equipment security note was repaid in full as of April 29, 2023.

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 22

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of April 29, 2023, RHI was in compliance with the FCCR Covenant.

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

The availability of the revolving line of credit at any given time under the ABL Credit Agreement is limited by the terms and conditions of the ABL Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). As of April 29, 2023, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $478 million, net of $27 million in outstanding letters of credit.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 23

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 24

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

The estimated fair value and carrying value of the 2023 Notes, the 2024 Notes and the Term Loan Credit Agreement were as follows:

	APRIL 29,		JANUARY 28,
	2023		2023
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2023	$1,676	$1,694	$1,622	$1,696
Convertible senior notes due 2024	37,528	41,904	37,351	41,904
Term loan B	1,895,751	1,970,000	1,961,056	1,975,000
Term loan B-2	495,369	497,500	500,215	498,750
(1)	The principal carrying value of the 2023 Notes and 2024 Notes excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third-party offering costs, as applicable. The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs.

The fair value of each of the 2023 Notes and 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2). The fair values of the Term Loan B and Term Loan B-2 were derived from discounted cash flows using risk-adjusted rates (Level 2).

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

NOTE 12—INCOME TAXES

We recorded income tax expense of $17 million and an income tax benefit of $163 million in the three months ended April 29, 2023 and April 30, 2022, respectively. The effective tax rate was 28.4% and (438.3)% for the three months ended April 29, 2023 and April 30, 2022, respectively. The increase in the effective tax rate for the three months ended April 29, 2023 as compared to the three months ended April 30, 2022 is primarily attributable to significantly lower net excess tax benefits from stock-based compensation in fiscal 2023.

As of April 29, 2023, we had $8.2 million of unrecognized tax benefits, of which $7.6 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of April 29, 2023, we had $5.5 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 25

NOTE 13—NET INCOME PER SHARE

The weighted-average shares used for net income per share are as follows:

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022
Weighted-average shares—basic	22,047,029	22,608,537
Effect of dilutive stock-based awards	1,504,784	4,367,607
Effect of dilutive convertible senior notes(1)	206,975	831,938
Weighted-average shares—diluted	23,758,788	27,808,082
(1)	The dilutive effect of the 2023 Notes and 2024 Notes is calculated under the if-converted method, which assumes share settlement of the entire convertible debt instrument. The warrants associated with the 2023 Notes and 2024 Notes had an impact on our dilutive share count beginning at stock prices of $309.84 per share and $338.24 per share, respectively. The warrants associated with the 2023 Notes and 2024 Notes were repurchased in April 2022 and, as a result, no warrant instruments were outstanding as of and after April 30, 2022. Accordingly, the warrants have no impact on our dilutive shares post-repurchase. Refer to Note 9—Convertible Senior Notes.

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes prior to extinguishment in fiscal 2022, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022
Options	1,109,768	1,086,549
Restricted stock units	16,694	19,552
Convertible senior notes	—	719,164

NOTE 14—SHARE REPURCHASE PROGRAM

In 2018, our Board of Directors authorized a share repurchase program. On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). As of April 29, 2023, $1,450 million remains available for future share repurchases under this program.

NOTE 15—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $10 million and $13 million during the three months ended April 29, 2023 and April 30, 2022, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

2023 Stock Incentive Plan

The RH 2023 Stock Incentive Plan (the “2023 Stock Incentive Plan”) was approved by stockholders on April 4, 2023. The 2023 Stock Incentive Plan provides for the grant of incentive stock options to our employees and the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and any combination thereof to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 26

The maximum number of shares that may be issued pursuant to all awards under the 2023 Stock Incentive Plan is (i) 3,000,000, plus (ii) any shares of our common stock covered by any outstanding award (or portion of any such award) that has been granted under the 2012 Stock Incentive Plan (as defined below) if such award (or a portion of such award) is forfeited, is canceled or expires (whether voluntarily or involuntarily) without the issuance of shares of our common stock or if the shares underlying such award (or a portion of such award) that are surrendered or withheld in payment of the award’s exercise or purchase price or in satisfaction of tax withholding obligations with respect to an award would be deemed not to have been issued for purposes of determining the maximum number of shares of our common stock that may be issued under the 2023 Stock Incentive Plan had such award been an award granted under the 2023 Stock Incentive Plan. The 2023 Stock Incentive Plan has a ten year term.

Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the 2023 Stock Incentive Plan increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares.

We did not make any grants under the 2023 Stock Incentive Plan during the three months ended April 29, 2023.

2012 Stock Incentive Plan and 2012 Stock Option Plan

As of April 29, 2023, 3,393,460 options granted under the Restoration Hardware 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”) and the Restoration Hardware 2012 Stock Option Plan were outstanding with a weighted-average exercise price of $179.73 per share and 3,216,721 options were vested with a weighted-average exercise price of $175.73 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of April 29, 2023 was $401 million, $390 million and $343 million, respectively. Stock options exercisable as of April 29, 2023 had a weighted-average remaining contractual life of 4.95 years. As of April 29, 2023, the total unrecognized compensation expense related to unvested options was $78 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.97 years. In addition, as of April 29, 2023, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $11 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant below).

As of April 29, 2023, we had 19,670 restricted stock units outstanding with a weighted-average grant date fair value of $444.30 per share. During the three months ended April 29, 2023, 1,250 restricted stock units vested with a weighted-average grant date fair value of $437.82 per share. As of April 29, 2023, there was $6.6 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 4.30 years.

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan. The option will result in aggregate non-cash stock compensation expense of $174 million, of which $3.5 million and $5.9 million was recognized during the three months ended April 29, 2023 and April 30, 2022 (which is included in the stock-based compensation expense recorded during the three months ended April 29, 2023 and April 30, 2022 noted above).

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off-balance sheet commitments as of April 29, 2023.

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 27

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

With respect to such contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Loss contingencies determined to be probable and estimable are recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets (refer to Note 6—Accounts Payable, Accrued Expenses and Other Current Liabilities). These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to each matter. In view of the inherent difficulty of predicting the outcome of certain matters, particularly in cases in which claimants seek substantial or indeterminate damages, it may not be possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on the condensed consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

Although we are self-insured or maintain deductibles in the United States for workers’ compensation, general liability and product liability up to predetermined amounts, above which third-party insurance applies, depending on the facts and circumstances of the underlying claims, coverage under our insurance policies may not be available. Even if we believe coverage does apply under our insurance programs, our insurance carriers may dispute coverage based on the underlying facts and circumstances.

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 28

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and to allocate resources. Operating income is defined as net income before interest expense—net, loss on extinguishment of debt, other income—net, income tax expense (benefit) and our share of equity method investments loss. Segment operating income excludes (i) severance costs associated with a reorganization, (ii) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020, (iii) employer payroll tax expense related to an option exercise by Mr. Friedman, (iv) professional fee related to the 2023 Notes and 2024 Notes transactions (refer to Note 9—Convertible Senior Notes), (v) asset impairments, and (vi) product recalls. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

The following table presents segment operating income and income before income taxes and equity method investments:

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Operating income:
RH Segment	$103,721	$228,545
Waterworks	6,671	7,985
Total segment operating income	110,392	236,530
Reorganization related costs	(7,621)	—
Non-cash compensation	(3,531)	(5,858)
Employer payroll taxes on option exercise	—	(11,717)
Professional fee	—	(7,184)
Asset impairments	—	(5,923)
Recall accrual	—	(560)
Income from operations	99,240	205,288
Interest expense—net	39,816	20,855
Loss on extinguishment of debt	—	146,116
Other income—net	(653)	(343)
Income before income taxes and equity method investments	$60,077	$38,660

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 29

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting:

	THREE MONTHS ENDED
	APRIL 29,			APRIL 30,
	2023			2022

	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$690,516	$48,646	$739,162	$908,948	$48,344	$957,292
Gross profit	321,584	25,961	347,545	472,822	25,761	498,583
Depreciation and amortization	26,425	1,345	27,770	23,524	1,234	24,758

In the three months ended April 29, 2023 and April 30, 2022, the Real Estate segment share of equity method investments loss were $1.6 million and $1.4 million, respectively. Our share of income from equity method investments for the Waterworks segment were immaterial for both fiscal periods presented.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting:

	APRIL 29,				JANUARY 28,
	2023				2023

	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$141,026	$—	$—	$141,026	$141,048	$—	$—	$141,048
Tradenames, trademarks and other intangible assets(2)	58,144	17,000	—	75,144	57,633	17,000	—	74,633
Equity method investments	—	715	132,282	132,997	—	623	100,845	101,468
Total assets	4,924,726	225,551	169,553	5,319,830	4,953,610	217,228	138,451	5,309,289
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in previous fiscal years.

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as our hospitality operations. Net revenues in each category were as follows:

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Furniture	$496,391	$662,520
Non-furniture	242,771	294,772
Total net revenues	$739,162	$957,292

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of April 29, 2023, we operated 4 retail locations and 2 outlets in Canada, and 1 retail location in the U.K. Geographic revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented.

No single customer accounted for 10% or more of our consolidated net revenues in the three months ended April 29, 2023 or April 30, 2022.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 30

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2022 Form 10-K.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that are subject to risks and uncertainties. Refer to “Forward-Looking Statements and Market Data” below and Item 1A—Risk Factors in our 2022 Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those listed in our 2022 Form 10-K.

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three months ended April 29, 2023 and a comparison to the three months ended April 30, 2022. The discussion related to cash flows for the three months ended April 30, 2022 has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q/A for the quarter ended April 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2023.

MD&A is a supplement to our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q and is provided to enhance an understanding of our results of operations and financial condition. Our MD&A is organized as follows:

Overview. This section provides a general description of our business, including our key value-driving strategies and overview of certain known trends and uncertainties.

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 31

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results and matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled Risk Factors in our 2022 Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2022 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

In addition, we opened the RH Guesthouse in New York in September 2022, a first-of-its-kind hospitality experience for travelers seeking privacy and luxury. The property features six guest rooms, three guest suites and a private residence, as well as The Dining Room & Terrace.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 32

As of April 29, 2023, we operated the following number of locations:

COUNT
RH
Design Galleries	27
Legacy Galleries	36
Modern Galleries	1
Baby & Child and TEEN Galleries	3
Total Galleries	67
Outlets	39
Guesthouse	1
Waterworks Showrooms	14

Business Conditions

There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation, rising interest and mortgage rates, and unpredictability in the global financial markets related to the foregoing as well as, among other things, the war in Ukraine and recent failures of several financial institutions. We experienced increased demand for our products during the pandemic and there have been significant shifts in consumer consumption patterns with the easing of the pandemic including increases in travel and services rather than spending on home furnishings. These and other macroeconomic factors may have a number of adverse effects on macroeconomic conditions and markets in which we operate, including the housing market, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have an adverse impact on demand for our products. We believe that these macroeconomic and other factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors.

We also face uncertainties related to the large number of new business initiatives that we are undertaking at the same time, including efforts to grow our business through (i) international expansion, (ii) developing innovative new Gallery designs and locations for our business, (iii) pursuing new areas of business operations including real estate development and real estate joint ventures as well as the expansion of RH Hospitality, and (iv) substantial enhancement of our merchandise assortment and improvements to the quality of our products and services as we seek to climb the luxury mountain.

For more information, refer to the section entitled “Risk Factors” in our 2022 Form 10-K.

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 33

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

Brand Elevation. We are evolving the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of Products, Places, Services and Spaces designed to elevate and render our product more valuable while establishing the RH brand as a thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of the RH Guesthouse in New York in September 2022, and are in the process of constructing our second RH Guesthouse in Aspen. Additionally, we are creating bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley, RH1 & RH2, our private jets, and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

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

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally with the objective of launching international locations in Europe beginning with the opening of RH England, The Gallery at the Historic Aynho Park, this summer. We have secured a number of locations in various markets in the U.K. and continental Europe for future Design Galleries and are currently in lease or purchase negotiations for additional locations.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 34

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income:

	THREE MONTHS ENDED
	APRIL 29,	% OF NET	APRIL 30,	% OF NET
	2023	REVENUES	2022	REVENUES
	(dollars in thousands)
Net revenues	$739,162	100.0%	$957,292	100.0%
Cost of goods sold	391,617	53.0	458,709	47.9
Gross profit	347,545	47.0	498,583	52.1
Selling, general and administrative expenses	248,305	33.6	293,295	30.7
Income from operations	99,240	13.4	205,288	21.4
Other expenses
Interest expense—net	39,816	5.4	20,855	2.1
Loss on extinguishment of debt	—	—	146,116	15.3
Other income—net	(653)	(0.1)	(343)	—
Total other expenses	39,163	5.3	166,628	17.4
Income before income taxes and equity method investments	60,077	8.1	38,660	4.0
Income tax expense (benefit)	16,585	2.2	(163,426)	(17.1)
Income before equity method investments	43,492	5.9	202,086	21.1
Share of equity method investments loss	1,602	(0.2)	1,375	0.1
Net income	$41,890	5.7%	$200,711	21.0%

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 35

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Net income	$41,890	$200,711
Interest expense—net(1)	39,816	20,855
Loss on extinguishment of debt(1)	—	146,116
Other income—net(1)	(653)	(343)
Income tax expense (benefit)(1)	16,585	(163,426)
Share of equity method investments loss(1)	1,602	1,375
Operating income	99,240	205,288
Reorganization related costs(2)	7,621	—
Non-cash compensation(3)	3,531	5,858
Employer payroll taxes on option exercise(4)	—	11,717
Professional fee(5)	—	7,184
Asset impairments(6)	—	5,923
Recall accrual(7)	—	560
Adjusted operating income	$110,392	$236,530
(1)	Refer to discussion “Three Months Ended April 29, 2023 Compared to Three Months Ended April 30, 2022” below for a discussion of our results of operations for the three months ended April 29, 2023 and April 30, 2022.
(2)	Represents severance costs and related payroll taxes associated with a reorganization.
(3)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(4)	Represents employer payroll tax expense related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022.
(5)	Represents professional fee contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(6)	Represents asset impairments related to property and equipment of Galleries under construction.
(7)	Represents accruals associated with product recalls.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 36

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Net income	$41,890	$200,711
Adjustments pre-tax:
Reorganization related costs(1)	7,621	—
Non-cash compensation(1)	3,531	5,858
Loss on extinguishment of debt(1)	—	146,116
Employer payroll taxes on option exercise(1)	—	11,717
Professional fee(1)	—	7,184
Asset impairments(1)	—	5,923
Recall accrual(1)	—	560
Gain on derivative instruments—net(2)	—	(3,177)
Subtotal adjusted items	11,152	174,181
Impact of income tax items(3)	(2,433)	(194,926)
Share of equity method investments loss(1)	1,602	1,375
Adjusted net income	$52,211	$181,341
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents net gain on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(3)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as tax benefits related to the option exercise by Mr. Friedman in first quarter of fiscal 2022. The adjustments for the three months ended April 29, 2023 and April 30, 2022 are based on adjusted tax rates of 26.7% and 14.8%, respectively.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 37

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

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Net income	$41,890	$200,711
Depreciation and amortization	27,770	24,758
Interest expense—net	39,816	20,855
Income tax expense (benefit)	16,585	(163,426)
EBITDA	126,061	82,898
Reorganization related costs(1)	7,621	—
Non-cash compensation(2)	10,180	12,802
Capitalized cloud computing amortization(3)	1,849	1,354
Other income—net(1)	(653)	(343)
Loss on extinguishment of debt(1)	—	146,116
Employer payroll taxes on option exercise(1)	—	11,717
Professional fee(1)	—	7,184
Asset impairments(1)	—	5,923
Share of equity method investments loss(1)	1,602	1,375
Recall accrual(1)	—	560
Adjusted EBITDA	$146,660	$269,586
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(3)	Represents amortization associated with capitalized cloud computing costs.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 38

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Capital expenditures	$34,190	$29,364
Landlord assets under construction—net of tenant allowances	9,583	12,148
Adjusted capital expenditures	$43,773	$41,512

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	THREE MONTHS ENDED
	APRIL 29,		APRIL 30,
	2023		2022
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	81	1,286	81	1,254
RH Design Galleries:
Indianapolis Design Gallery	(1)	(13.0)	—	—
RH Legacy Galleries:
Indianapolis temporary Gallery	1	5.7	—	—
End of period	81	1,279	81	1,254
Total leased square footage at end of period		1,733		1,672
Weighted-average leased square footage(2)		1,729		1,672
Weighted-average leased selling square footage(2)		1,285		1,254
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.
(2)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 39

Three Months Ended April 29, 2023 Compared to Three Months Ended April 30, 2022

	THREE MONTHS ENDED
	APRIL 29,			APRIL 30,
	2023			2022
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$690,516	$48,646	$739,162	$908,948	$48,344	$957,292
Cost of goods sold	368,932	22,685	391,617	436,126	22,583	458,709
Gross profit	321,584	25,961	347,545	472,822	25,761	498,583
Selling, general and administrative expenses	229,015	19,290	248,305	275,519	17,776	293,295
Income from operations	$92,569	$6,671	$99,240	$197,303	$7,985	$205,288
(1)	The results for the Real Estate segment were immaterial in the three months ended April 29, 2023 and, therefore, such results are presented within the RH Segment for such period. There was no income from operations for the Real Estate segment in the three months ended April 30, 2022. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.

Net revenues

Consolidated net revenues decreased $218 million, or 22.8%, to $739 million in the three months ended April 29, 2023 compared to $957 million in the three months ended April 30, 2022.

RH Segment net revenues

RH Segment net revenues decreased $218 million, or 24.0%, to $691 million in the three months ended April 29, 2023 compared to $909 million in the three months ended April 30, 2022. The below discussion highlights significant factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended April 29, 2023 decreased primarily due to lower demand compared to the first quarter of fiscal 2022, during which demand still benefited from the elevated pandemic-driven home spending. Outlet sales decreased $13 million to $57 million in the three months ended April 29, 2023 compared to $70 million in the three months ended April 30, 2022.

Waterworks net revenues

Waterworks net revenues increased $0.3 million, or 0.6%, to $49 million in the three months ended April 29, 2023 compared to $48 million in the three months ended April 30, 2022.

Gross profit

Consolidated gross profit decreased $151 million, or 30.3%, to $348 million in the three months ended April 29, 2023 compared to $499 million in the three months ended April 30, 2022. As a percentage of net revenues, consolidated gross margin decreased 510 basis points to 47.0% of net revenues in the three months ended April 29, 2023 from 52.1% of net revenues in the three months ended April 30, 2022.

RH Segment gross profit

RH Segment gross profit decreased $151 million, or 32.0%, to $322 million in the three months ended April 29, 2023 from $473 million in the three months ended April 30, 2022. As a percentage of net revenues, RH Segment gross margin decreased 540 basis points to 46.6% of net revenues in the three months ended April 29, 2023 from 52.0% of net revenues in the three months ended April 30, 2022. The decrease in gross margin was primarily driven by lower net revenues, resulting in deleverage in occupancy costs, as well as a decrease in product margins in the Core business, partially offset by leverage in our shipping costs.

Waterworks gross profit

Waterworks gross profit was $26 million in both the three months ended April 29, 2023 and April 30, 2022. As a percentage of net revenues, Waterworks gross margin increased 10 basis points to 53.4% of net revenues in the three months ended April 29, 2023 from 53.3% of net revenues in the three months ended April 30, 2022.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 40

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $45 million, or 15.3%, to $248 million in the three months ended April 29, 2023 from $293 million in the three months ended April 30, 2022.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $47 million, or 17.0%, to $229 million in the three months ended April 29, 2023 compared to $276 million in the three months ended April 30, 2022.

RH Segment selling, general and administrative expenses for the three months ended April 29, 2023 include severance expense and other payroll related costs associated with a reorganization of $7.6 million and non-cash compensation of $3.5 million related to an option grant made to Mr. Friedman in October 2020.

RH Segment selling, general and administrative expenses for the three months ended April 30, 2022 include $12 million of employer payroll tax expense associated with Mr. Friedman’s stock option exercise during the first quarter of fiscal 2021, a $7.2 million professional fee which was contingent upon the completion of our debt transactions related to the 2023 Notes and 2024 Notes, $5.9 million of asset impairments, amortization of the non-cash compensation of $5.9 million related to an option grant made to Mr. Friedman in October 2020 and $0.6 million related to product recalls.

RH Segment selling, general and administrative expenses were 31.5% and 26.9% of net revenues for the three months ended April 29, 2023 and April 30, 2022, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by lower net revenues, resulting in deleverage in compensation, occupancy and advertising costs, partially offset by lower pre-opening costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $1.5 million, or 8.5%, to $19 million in the three months ended April 29, 2023 compared to $18 million in the three months ended April 30, 2022. Waterworks selling, general and administrative expenses were 39.7% and 36.8% of net revenues for the three months ended April 29, 2023 and April 30, 2022, respectively.

Interest expense—net

Interest expense—net increased $19 million in the three months ended April 29, 2023 compared to the three months ended April 30, 2022, which consisted of the following in each period:

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Term loan interest expense	$47,793	$16,001
Finance lease interest expense	8,486	7,071
Other interest expense	1,216	1,073
Interest income	(16,624)	(1,181)
Capitalized interest for capital projects	(1,055)	(2,109)
Total interest expense—net	$39,816	$20,855

Loss on extinguishment of debt

During the three months ended April 30, 2022 we recognized a loss on extinguishment of debt of $146 million related to the repurchase of $180 million of principal value of convertible senior notes, which includes the acceleration of amortization of debt issuance costs of $1.0 million. The loss represents the difference between the carrying value and the fair value of the convertible senior notes upon entering into the repurchase agreements with the noteholders. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 41

Other income—net

Other income—net in the three months ended April 29, 2023 represents a net gain due to favorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro, and a net foreign exchange gain from the remeasurement of intercompany loans with U.K. and Switzerland subsidiaries.

Other income—net during the three months ended April 30, 2022 included a net gain on derivative instruments of $3.2 million, resulting from the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and Notes Repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements). The net gain was partially offset by a $2.9 million loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro, and a net foreign exchange gain from the remeasurement of an intercompany loan with a U.K. subsidiary.

Income tax expense (benefit)

We recorded income tax expense of $17 million and an income tax benefit of $163 million in the three months ended April 29, 2023 and April 30, 2022, respectively. Our effective tax rate was 28.4% and (438.3)% for the three months ended April 29, 2023 and April 30, 2022, respectively. The increase in our effective tax rate is primarily attributable to significantly lower net excess tax benefits from stock-based compensation in fiscal 2023.

Equity method investments loss

Equity method investments loss consists of our proportionate share of the loss of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $1.6 million and $1.4 million loss during the three months ended April 29, 2023 and April 30, 2022, respectively.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 42

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	APRIL 29,	JANUARY 28,
	2023	2023

	(in millions)
Asset based credit facility	$—	$—
Term loan B(1)	1,970	1,975
Term loan B-2(1)	498	499
Equipment promissory notes(1)	—	1
Convertible senior notes due 2023(1)	2	2
Convertible senior notes due 2024(1)	42	42
Notes payable for share repurchases	—	—
Total debt(2)	$2,512	$2,519
Cash and cash equivalents	(1,517)	(1,508)
Total net debt	$995	$1,011
Availability under the asset based credit facility—net(3)	$478	$533
(1)	Amounts exclude discounts upon original issuance and third-party offering and debt issuance cost.
(2)	Net debt as of April 29, 2023 and January 28, 2023 excludes restricted cash of $3.5 million and $3.7 million, respectively, as well as non-recourse real estate loans of $18 million as of both periods related to our consolidated variable interest entities from our joint venture activities. These real estate loans are secured by the assets of such entities and the associated creditors do not have recourse against RH’s general assets. Refer to Note 5—Variable Interest Entities in our condensed consolidated financial statements.
(3)	As of both April 29, 2023 and January 28, 2023, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $27 million in outstanding letters of credit.

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 43

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

We entered into a $2.0 billion term debt financing in October 2021 (the “Term Loan B”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). The Term Loan B has a maturity date of October 20, 2028. As of April 29, 2023, we had $1,970 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to the Term Loan B.

In May 2022, we entered into an incremental term debt financing (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). The Term Loan B-2 has a maturity date of October 20, 2028. The Term Loan B-2 constitutes a separate class from the existing Term Loan B under the Term Loan Credit Agreement. As of April 29, 2023, we had $498 million outstanding under the Amended Term Loan Credit Agreement. We are required to make quarterly principal payments of $1.3 million with respect to the Term Loan B-2 from December 2022.

Convertible Senior Notes

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 44

As of April 29, 2023, we had $44 million remaining in aggregate principal amount of the Notes outstanding, comprised of $1.7 million of 2023 Notes and $42 million of 2024 Notes. The remaining 2023 Notes have a scheduled maturity in June 2023 and the remaining 2024 Notes have a scheduled maturity in September 2024. We anticipate having sufficient cash available to repay the principal amount of the Notes in cash with respect to any convertible notes for which the holders elect early conversion, as well as upon maturity of the 2023 Notes and the 2024 Notes in June 2023 and September 2024, respectively.

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the three months ended April 29, 2023, adjusted capital expenditures were $44 million in aggregate, net of cash received related to landlord tenant allowances of $4.1 million. We anticipate our adjusted capital expenditures to be $275 million to $325 million in fiscal 2023, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and rising interest rates and we may make adjustments to our allocation of capital in fiscal 2023 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we are exploring other models for our real estate activities, which include different terms and conditions for real estate transactions. These transactions may involve longer lease terms or further purchases of, or joint ventures or other forms of equity ownership in, real estate interests associated with new sites and buildings that we wish to develop for new Gallery locations or other aspects of our business. These approaches might require different levels of capital investment on our part than a traditional store lease with a landlord. We have also begun executing changes in our real estate strategy to transition some projects from a leasing model to a development model, where we buy and develop real estate for our Design Galleries either directly or through joint ventures and other structures with the ultimate objective of (i) recouping a majority of the investment through a sale-leaseback arrangement and (ii) resulting in lower capital investment and lower rent. For example, we have entered into arrangements with a third-party development partner to develop real estate for future RH Design Galleries. In the event that such capital and other expenditures require us to pursue additional funding sources, we can provide no assurance that we will be successful in securing additional funding on attractive terms or at all. In addition, our capital needs and uses of capital may change in the future due to changes in our business or new opportunities that we may pursue.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 45

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	THREE MONTHS ENDED
	APRIL 29,	APRIL 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$86,738	$135,949
Net cash used in investing activities	(67,321)	(30,479)
Net cash used in financing activities	(10,935)	(42,351)
Net increase in cash and cash equivalents, restricted cash and restricted cash equivalents	8,464	62,841
Cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	1,520,227	2,244,705

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation, loss on extinguishment of debt and the effect of changes in working capital and other activities.

For the three months ended April 29, 2023, net cash provided by operating activities was $87 million and consisted of net income of $42 million and an increase in non-cash items of $89 million, partially offset by a change in working capital and other activities of $44 million. The use of cash from working capital was primarily driven by a decrease in accounts payable and accrued expenses of $54 million, an increase in merchandise inventory of $36 million, a decrease in operating lease liabilities of $22 million primarily due to payments made under the related lease agreements and an increase in landlord assets under construction, net of tenant allowances, of $9.6 million. These uses of cash from working capital were partially offset by an increase in deferred revenue and customer deposits of $19 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the three months ended April 29, 2023, net cash used in investing activities was $67 million and was comprised of investments in retail stores, information technology and systems infrastructure of $34 million and additional contributions to our equity method investments of $33 million.

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

For the three months ended April 29, 2023, net cash used in financing activities was $11 million, primarily due to payments on term loans of $6.2 million, finance lease agreements of $3.9 million and equipment notes of $1.2 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets and reclassification of assets from landlord assets under construction to finance lease right-of-use assets. In addition, non-cash transactions consist of the extinguishment of convertible senior notes related to our repurchase obligations and associated financing liabilities and embedded derivatives arising from the convertible senior notes repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements), as well as shares issued and received related to convertible senior note transactions.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 46

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

Share Repurchase Program

We regularly review share repurchase activity and consider various factors in determining whether and when to execute investments in connection with our share repurchase program, including, among others, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of our common stock. We believe that our share repurchase program will continue to be an excellent allocation of capital for the long-term benefit of our stockholders. We may undertake other repurchase programs in the future with respect to our securities. Starting on January 1, 2023, share repurchases under our Share Repurchase Program (as defined below) are subject to a 1% excise tax imposed under the Inflation Reduction Act.

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

On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). As of April 29, 2023, $1,450 million remains available for future share repurchases under the Share Repurchase Program.

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

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 47

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

Reasonably Certain Lease Term

Incremental Borrowing Rate

Fair Value

Stock-Based Compensation—Performance-Based Awards

Variable Interest Entities

There have been no material changes to the critical accounting policies and estimates listed above from the disclosures included in the 2022 Form 10-K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2022 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements for a description of recently issued accounting standards that may impact our consolidated financial statements in future reporting periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

There have been no significant changes in our exposures to market risk since January 28, 2023. Refer to Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K for a discussion on our exposures to market risk.

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

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 29, 2023 as a result of the material weakness in our internal control over financial reporting described below.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 48

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our 2022 Form 10-K and our Quarterly Reports on Form 10-Q/A for the fiscal periods ended April 30, 2022, July 30, 2022, and October 29, 2022, we identified the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, other than an enhanced control activity to address the material weakness identified above, that occurred during our fiscal quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2023 FIRST QUARTER FORM 10-Q | 49

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

For additional information regarding legal proceedings, including certain securities litigation, refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2022 Form 10-K. There have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

The risks described in our 2022 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

PART II. OTHER INFORMATION	2023 FIRST QUARTER FORM 10-Q | 50

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended April 29, 2023, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS(2)	PLANS OR PROGRAMS(2)
				(in millions)
January 29, 2023 to February 25, 2023	—	$—	—	$1,450
February 26, 2023 to April 1, 2023	403	$237.63	—	$1,450
April 2, 2023 to April 29, 2023	—	$—	—	$1,450
Total	403		—
(1)	Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program authorized by the Board of Directors on October 10, 2018, and replenished on March 25, 2019 and June 2, 2022.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

As previously disclosed in our 2022 Form 10-K, we implemented a restructuring on March 24, 2023 that includes workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with the initiative included the elimination of numerous leadership and other positions throughout the organization, which affected approximately 440 roles. The reorganization was completed during the first quarter of fiscal 2023. We incurred total charges relating to the reorganization of $7.6 million consisting primarily of severance costs and related taxes.

PART II. OTHER INFORMATION	2023 FIRST QUARTER FORM 10-Q | 51

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.1*	RH 2023 Stock Incentive Plan.	DEFR14A	001-35720	March 6, 2023	Annex A
10.2*	Form of Restricted Stock Unit Award Agreement under RH 2023 Stock Incentive Plan.	S-8	333-271419	April 24, 2023	4.5
10.3*	Form of Option Award Agreement under RH 2023 Stock Incentive Plan.	S-8	333-271419	April 24, 2023	4.6
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

*Indicates management contract or compensatory plan or arrangement.

PART II. OTHER INFORMATION	2023 FIRST QUARTER FORM 10-Q | 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 26, 2023	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 26, 2023	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: May 26, 2023	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2023 FIRST QUARTER FORM 10-Q | 53