Form 10-Q
period 2023-07-29
RH
filed 2023-09-07
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of September 1, 2023, 18,400,192 shares of the registrant’s common stock were outstanding.

RH

2 | 2023 SECOND QUARTER FORM 10-Q	TABLE OF CONTENTS

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JULY 29,	JANUARY 28,
	2023	2023

	(in thousands)
ASSETS
Cash and cash equivalents	$417,047	$1,508,101
Restricted cash	3,538	3,662
Accounts receivable—net	54,447	59,763
Merchandise inventories	737,663	801,841
Prepaid expense and other current assets	143,831	139,297
Total current assets	1,356,526	2,512,664
Property and equipment—net	1,655,326	1,635,984
Operating lease right-of-use assets	532,090	527,246
Goodwill	141,053	141,048
Tradenames, trademarks and other intangible assets	75,472	74,633
Deferred tax assets	123,405	167,039
Equity method investments	130,211	101,468
Other non-current assets	198,748	149,207
Total assets	$4,212,831	$5,309,289
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$357,479	$374,949
Deferred revenue and customer deposits	331,031	325,754
Convertible senior notes due 2023	—	1,696
Operating lease liabilities	83,489	80,384
Other current liabilities	100,667	103,190
Total current liabilities	872,666	885,973
Asset based credit facility	—	—
Term loan B—net	1,928,180	1,936,529
Term loan B-2—net	468,934	469,245
Real estate loans	17,902	17,909
Convertible senior notes due 2024—net	41,779	41,724
Non-current operating lease liabilities	506,535	505,809
Non-current finance lease liabilities	646,900	653,050
Deferred tax liabilities	6,401	6,315
Other non-current obligations	8,116	8,074
Total liabilities	4,497,413	4,524,628
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of July 29, 2023 and January 28, 2023	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,397,853 shares issued and outstanding as of July 29, 2023; 22,045,385 shares issued and outstanding as of January 28, 2023	2	2
Additional paid-in capital	261,803	247,076
Accumulated other comprehensive income (loss)	3,272	(2,403)
Retained earnings (accumulated deficit)	(549,659)	539,986
Total stockholders’ equity (deficit)	(284,582)	784,661
Total liabilities and stockholders’ equity (deficit)	$4,212,831	$5,309,289

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022

	(in thousands, except share and per share amounts)
Net revenues	$800,479	$991,620	$1,539,641	$1,948,912
Cost of goods sold	420,406	468,402	812,023	927,111
Gross profit	380,073	523,218	727,618	1,021,801
Selling, general and administrative expenses	228,733	288,804	477,038	582,099
Income from operations	151,340	234,414	250,580	439,702
Other expenses
Interest expense—net	44,422	26,264	84,238	47,119
Loss on extinguishment of debt	—	23,462	—	169,578
Other (income) expense—net	(186)	3,195	(839)	2,852
Total other expenses	44,236	52,921	83,399	219,549
Income before income taxes and equity method investments	107,104	181,493	167,181	220,153
Income tax expense (benefit)	27,245	56,397	43,830	(107,029)
Income before equity method investments	79,859	125,096	123,351	327,182
Share of equity method investments loss	3,382	2,821	4,984	4,196
Net income	$76,477	$122,275	$118,367	$322,986
Weighted-average shares used in computing basic net income per share	20,960,329	24,475,373	21,503,090	23,541,955
Basic net income per share	$3.65	$5.00	$5.50	$13.72
Weighted-average shares used in computing diluted net income per share	22,727,560	26,934,914	23,242,585	27,371,500
Diluted net income per share	$3.36	$4.54	$5.09	$11.80

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$76,477	$122,275	$118,367	$322,986
Net gains (losses) from foreign currency translation	3,380	(2,240)	5,675	(6,385)
Comprehensive income	$79,857	$120,035	$124,042	$316,601

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—April 29, 2023	22,051,251	$2	$257,616	$(108)	$581,876	—	$—	$839,386
Stock-based compensation	—	—	8,538	—	—	—	—	8,538
Issuance of restricted stock	2,961	—	—	—	—	—	—	—
Vested and delivered restricted stock units	—	—	—	—	—	—	—	—
Exercise of stock options	40,599	—	4,272	—	—	—	—	4,272
Settlement of convertible senior notes	1,929	—	—	—	—	—	—	—
Repurchases of common stock—including excise tax	(3,698,887)	—	—	—	—	3,698,887	(1,216,635)	(1,216,635)
Retirement of treasury stock	—	—	(8,623)	—	(1,208,012)	(3,698,887)	1,216,635	—
Net income	—	—	—	—	76,477	—	—	76,477
Net gains from foreign currency translation	—	—	—	3,380	—	—	—	3,380
Balances—July 29, 2023	18,397,853	$2	$261,803	$3,272	$(549,659)	—	$—	$(284,582)

Balances—April 30, 2022	24,661,781	$2	$575,635	$(5,555)	$771,708	—	$—	$1,341,790
Stock-based compensation	—	—	10,736	—	—	—	—	10,736
Issuance of restricted stock	3,577	—	—	—	—	—	—	—
Vested and delivered restricted stock units	457	—	(57)	—	—	—	—	(57)
Exercise of stock options	49,375	—	2,471	—	—	—	—	2,471
Settlement of convertible senior notes	1	—	—	—	—	—	—	—
Repurchases of common stock	(1,000,000)	—	—	—	—	1,000,000	(254,731)	(254,731)
Retirement of treasury stock	—	—	(254,731)	—	—	(1,000,000)	254,731	—
Net income	—	—	—	—	122,275	—	—	122,275
Net losses from foreign currency translation	—	—	—	(2,240)	—	—	—	(2,240)
Balances—July 30, 2022	23,715,191	$2	$334,054	$(7,795)	$893,983	—	$—	$1,220,244

6 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(Unaudited)

	SIX MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—January 28, 2023	22,045,385	$2	$247,076	$(2,403)	$539,986	—	$—	$784,661
Stock-based compensation	—	—	18,718	—	—	—	—	18,718
Issuance of restricted stock	2,961	—	—	—	—	—	—	—
Vested and delivered restricted stock units	847	—	(96)	—	—	—	—	(96)
Exercise of stock options	45,616	—	4,728	—	—	—	—	4,728
Settlement of convertible senior notes	1,931	—	—	—	—	—	—	—
Repurchase of common stock—including excise tax	(3,698,887)	—	—	—	—	3,698,887	(1,216,635)	(1,216,635)
Retirement of treasury stock	—	—	(8,623)	—	(1,208,012)	(3,698,887)	1,216,635	—
Net income	—	—	—	—	118,367	—	—	118,367
Net gains from foreign currency translation	—	—	—	5,675	—	—	—	5,675
Balances—July 29, 2023	18,397,853	$2	$261,803	$3,272	$(549,659)	—	$—	$(284,582)

Balances—January 29, 2022	21,506,967	$2	$620,577	$(1,410)	$551,108	—	$—	$1,170,277
Stock-based compensation	—	—	23,538	—	—	—	—	23,538
Issuance of restricted stock	3,577	—	—	—	—	—	—	—
Vested and delivered restricted stock units	1,866	—	(323)	—	—	—	—	(323)
Exercise of stock options	3,202,775	—	152,041	—	—	—	—	152,041
Repurchases of common stock	(1,000,000)	—	—	—	—	1,000,000	(254,731)	(254,731)
Retirement of treasury stock	—	—	(254,731)	—	—	(1,000,000)	254,731	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(36,968)	—	14,705	—	—	36,968	(14,705)	—
Settlement of convertible senior notes	36,974	—	(14,705)	—	—	(36,968)	14,705	—
Termination of common stock warrants	—	—	(386,708)	—	—	—	—	(386,708)
Termination of convertible note hedge	—	—	236,050	—	—	—	—	236,050
Impact of ASU 2020-06 adoption	—	—	(56,390)	—	19,889	—	—	(36,501)
Net income	—	—	—	—	322,986	—	—	322,986
Net losses from foreign currency translation	—	—	—	(6,385)	—	—	—	(6,385)
Balances—July 30, 2022	23,715,191	$2	$334,054	$(7,795)	$893,983	—	$—	$1,220,244

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JULY 29,	JULY 30,
	2023	2022

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118,367	$322,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,906	51,728
Non-cash operating lease cost	38,858	37,190
Asset impairments	2,894	8,154
Stock-based compensation expense	18,718	23,538
Non-cash finance lease interest expense	17,280	14,962
Product recalls	—	560
Deferred income taxes	43,717	5,493
Loss on extinguishment of debt	—	169,578
Gain on derivative instruments—net	—	(1,724)
Share of equity method investments loss	4,984	4,196
Other non-cash items	4,454	3,348
Change in assets and liabilities:
Accounts receivable	5,332	2,332
Merchandise inventories	64,848	(124,958)
Prepaid expense and other assets	(24,680)	(153,471)
Landlord assets under construction—net of tenant allowances	(13,959)	(32,460)
Accounts payable and accrued expenses	(32,205)	(63,820)
Deferred revenue and customer deposits	5,216	2,911
Other current liabilities	(2,315)	(24,902)
Current and non-current operating lease liabilities	(41,654)	(38,329)
Other non-current obligations	(17,406)	(14,796)
Net cash provided by operating activities	248,355	192,516
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(81,596)	(62,558)
Equity method investments	(33,727)	(1,520)
Net cash used in investing activities	(115,323)	(64,078)

8 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	SIX MONTHS ENDED
	JULY 29,	JULY 30,
	2023	2022
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loans	—	500,000
Repayments under term loans	(12,500)	(10,000)
Repayments under real estate loans	(13)	—
Repayments under promissory and equipment security notes	(1,160)	(12,807)
Repayments of convertible senior notes	(1,696)	(13,048)
Repayment under convertible senior notes repurchase obligation	—	(395,372)
Debt issuance costs	—	(27,646)
Principal payments under finance lease agreements—net of tenant allowances	(5,454)	(3,132)
Proceeds from termination of convertible senior note hedges	—	231,796
Payments for termination of common stock warrants	—	(390,934)
Repurchases of common stock—inclusive of excise taxes paid	(1,208,290)	(254,731)
Proceeds from exercise of stock options	4,728	152,041
Tax withholdings related to issuance of stock-based awards	(96)	(323)
Net cash used in financing activities	(1,224,481)	(224,156)
Effects of foreign currency exchange rate translation	271	(440)
Net decrease in cash and cash equivalents, restricted cash and restricted cash equivalents	(1,091,178)	(96,158)
Cash and cash equivalents, restricted cash and restricted cash equivalents
Beginning of period—cash and cash equivalents	1,508,101	2,177,889
Beginning of period—restricted cash	3,662	—
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	—	3,975
Beginning of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$1,511,763	$2,181,864
End of period—cash and cash equivalents	417,047	2,085,081
End of period—restricted cash	3,538	—
End of period—restricted cash equivalents (acquisition related escrow deposits)	—	625
End of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$420,585	$2,085,706

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 9

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	SIX MONTHS ENDED
	JULY 29,	JULY 30,
	2023	2022
	(in thousands)
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$25,140	$14,431
Landlord asset additions in accounts payable and accrued expenses at period-end	2,863	10,967
Excise tax from share repurchases in accounts payable and accrued expenses at period-end	12,045	—
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	—	215,749
Extinguishment of convertible senior notes related to repurchase obligation	—	(261,988)
Financing liability and embedded derivative arising from convertible senior notes repurchase	—	405,577
Shares issued on settlement of convertible senior notes	—	(14,705)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	—	14,705

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

10 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY

Nature of Business

RH, a Delaware corporation, together with its subsidiaries (collectively, “we,” “us,” “our” or the “Company”), is a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings.

As of July 29, 2023, we operated a total of 68 RH Galleries and 40 RH Outlet stores, one RH Guesthouse, as well as 14 Waterworks Showrooms throughout the United States, Canada and the United Kingdom and had sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of July 29, 2023, and the results of operations for the three and six months ended July 29, 2023 and July 30, 2022. Our current fiscal year, which consists of 53 weeks, ends on February 3, 2024 (“fiscal 2023”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three and six months ended July 29, 2023. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the “2022 Form 10-K”).

The results of operations for the three and six months ended July 29, 2023, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the factors as discussed in Business Conditions below.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 11

Business Conditions

There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation, substantially higher interest and mortgage rates, and unpredictability in the global financial markets related to the foregoing as well as, among other things, the recent failures of several financial institutions. We experienced increased demand for our products during the pandemic, and there have been significant shifts in consumer consumption patterns with the easing of the pandemic including increases in travel and services rather than spending on home furnishings. These and other macroeconomic factors may have a number of adverse effects on macroeconomic conditions and markets in which we operate, including the housing market, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have an adverse impact on demand for our products. We believe that these macroeconomic and other factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

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

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards or Updates Adopted

Disclosure of Supplier Finance Program Obligations

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04—Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 requires entities to disclose a program’s nature, activity during the period, changes from period to period and potential magnitude. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. With the exception of the disclosure of rollforward information, the guidance is effective for fiscal years beginning after December 15, 2022, and is required to be applied retrospectively to all periods for which a balance sheet is presented. The rollforward requirement is effective for fiscal years beginning after December 15, 2023, and is required to be applied prospectively. We adopted ASU 2022-04 in the first quarter of fiscal 2023.

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

The Financing Program is not indicative of a borrowing arrangement and the liabilities under the Financing Program are included in accounts payable and accrued expenses on the condensed consolidated balance sheets and associated payments are included within operating activities on the condensed consolidated statements of cash flows. As of July 29, 2023 and January 28, 2023, supplier invoices that have been confirmed as valid under the Financing Program included in accounts payable and accrued expenses were $20 million and $26 million, respectively.

12 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

New Accounting Standards or Updates Not Yet Adopted

Joint Venture Formations: Recognition and Initial Measurement

In August 2023, the FASB issued ASU 2023-05—Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. While ASU 2023-05 is not currently applicable to us because our existing arrangements in variable interest entities do not meet the definition of joint ventures as described in the proposed standard, we will apply this guidance in future reporting periods after the guidance is effective to any future arrangements meeting the definition of a joint venture.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	JULY 29,	JANUARY 28,
	2023	2023

	(in thousands)
Capitalized catalog costs	$29,790	$26,522
Prepaid expenses	25,595	24,352
Vendor deposits	18,940	21,201
Federal and state tax receivable	15,519	12,322
Value added tax (VAT) receivable	10,612	7,465
Tenant allowance receivable	6,041	8,336
Right of return asset for merchandise	5,380	4,983
Promissory notes receivable, including interest(1)	3,081	2,991
Interest income receivable	1,786	4,878
Other current assets	27,087	26,247
Total prepaid expense and other current assets	$143,831	$139,297
(1)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs (refer to Note 5—Variable Interest Entities).

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 13

Other non-current assets consist of the following:

	JULY 29,	JANUARY 28,
	2023	2023

	(in thousands)
Landlord assets under construction—net of tenant allowances	$76,951	$45,511
Initial direct costs prior to lease commencement	66,954	51,249
Capitalized cloud computing costs—net(1)	22,528	21,529
Vendor deposits—non-current	10,055	10,593
Other deposits	7,761	7,143
Deferred financing fees	3,024	3,528
Other non-current assets	11,475	9,654
Total other non-current assets	$198,748	$149,207
(1)	Presented net of accumulated amortization of $14 million and $11 million as of July 29, 2023 and January 28, 2023, respectively.

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (refer to Note 17—Segment Reporting):

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
January 28, 2023	$141,048	$57,633	$—	$17,000
Additions	—	839	—	—
Foreign currency translation	5	—	—	—
July 29, 2023	$141,053	$58,472	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

14 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 5—VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities (“VIE”) and Noncontrolling Interests

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

We measure the noncontrolling interests in the consolidated variable interest entities using the distribution provisions set out in the operating agreements of each Member LLC. As of July 29, 2023 and January 28, 2023, the noncontrolling interest holders had no claim to the net assets of each Member LLC based upon such distribution provisions. Accordingly, we did not recognize any noncontrolling interests as of July 29, 2023 and January 28, 2023.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 15

The carrying amounts and classification of the VIEs’ assets and liabilities included in the condensed consolidated balance sheets were as follows:

	JULY 29,	JANUARY 28,
	2023	2023

	(in thousands)
ASSETS
Cash and cash equivalents	$6,096	$6,653
Restricted cash(1)	3,538	3,662
Prepaid expense and other current assets	5,387	3,670
Total current assets	15,021	13,985
Property and equipment—net(2)	228,546	187,093
Other non-current assets	214	122
Total assets	$243,781	$201,200
LIABILITIES
Accounts payable and accrued expenses	$6,541	$6,685
Other current liabilities	5,609	—
Total current liabilities	12,150	6,685
Real estate loans(3)	17,902	17,909
Other non-current obligations	963	929
Total liabilities	$31,015	$25,523
(1)	Restricted cash deposits are held in escrow for one Member LLC and represent a portion of the proceeds from the issuance of the Promissory Note (defined below) that are required to be used for tenant allowances specified in a lease agreement between us and the Member LLC.
(2)	Includes $46 million and $125 million of construction in progress as of July 29, 2023 and January 28, 2023, respectively.
(3)	Real estate loans are secured by the assets of each respective Member LLC and the associated creditors do not have recourse against RH’s general assets.

On August 3, 2022, a Member LLC as the borrower executed a Secured Promissory Note (the “Secured Promissory Note”) with a third-party in an aggregate principal amount equal to $2.0 million with a maturity date of August 1, 2032. The Secured Promissory Note bears interest at a fixed rate per annum equal to 6.00%.

On September 9, 2022, a Member LLC as the borrower executed a Promissory Note (the “Promissory Note”) with a third-party bank in an aggregate principal amount equal to $16 million with a maturity date of September 9, 2032. The Promissory Note bears interest at a fixed rate per annum equal to 5.37% until September 15, 2027, on which date the interest rate will reset based on the five-year treasury rate plus 2.00%, subject to a total interest rate floor of 3.00%.

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

16 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

We have previously made contractually required contributions to the Aspen LLCs in an aggregate amount of $105 million in prior periods. In February 2023, we elected to make equity contributions to two of the Aspen LLCs totaling $31 million whereby such funding was used to repay a portion of third-party debt secured by certain real estate assets held by the Aspen LLCs. In April 2023, we made an additional equity contribution to one Aspen LLC of $1.8 million whereby such funding was used in connection with the acquisition of additional real estate assets. Inclusive of the equity contributions made during the six months ended July 29, 2023, we have made in excess of $135 million in capital contributions to the Aspen LLCs. Our maximum exposure to loss with respect to these equity method investments is the carrying value of the equity method investments as of July 29, 2023.

During the six months ended July 29, 2023 and July 30, 2022, we did not receive any distributions or have any undistributed earnings of equity method investments.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	JULY 29,	JANUARY 28,
	2023	2023

	(in thousands)
Accounts payable	$150,339	$166,082
Accrued compensation	51,257	76,650
Accrued occupancy	27,432	28,830
Accrued sales and use tax(1)	24,250	21,950
Accrued legal settlements(1)(2)	17,800	47
Accrued interest	15,863	14,456
Accrued freight and duty	13,169	17,497
Excise tax payable on share repurchases(1)	12,045	3,700
Accrued professional fees	7,653	7,447
Accrued legal contingencies(1)(2)	3,206	8,874
Accrued catalog costs(1)	1,880	1,546
Other accrued expenses(1)	32,585	27,870
Total accounts payable and accrued expenses	$357,479	$374,949
(1)	Prior year amounts have been adjusted to conform to the current period presentation.
(2)	Refer to Note 16—Commitments and Contingencies.

Reorganization

As reported in our 2022 Form 10-K, we implemented a restructuring on March 24, 2023 that includes workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with the initiative included the elimination of numerous leadership and other positions throughout the organization, which affected approximately 440 roles. The reorganization was completed during the first quarter of fiscal 2023. During the six months ended July 29, 2023, we incurred total charges relating to the reorganization of $7.6 million consisting primarily of severance costs and related taxes. As of July 29, 2023, we had accruals of $2.1 million included in accounts payable and accrued expenses related to the reorganization.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 17

Other current liabilities consist of the following:

	JULY 29,	JANUARY 28,
	2023	2023

	(in thousands)
Current portion of term loans	$25,000	$25,000
Unredeemed gift card and merchandise credit liability	24,212	26,733
Allowance for sales returns	21,409	20,747
Finance lease liabilities	17,795	17,007
Foreign tax payable	4,524	4,365
Other current liabilities	7,727	9,338
Total other current liabilities	$100,667	$103,190

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of July 29, 2023 will be recognized within the next six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended July 29, 2023 and July 30, 2022, we recognized $5.3 million and $6.0 million, respectively, of revenue related to previous deferrals related to our gift cards. During each of the six months ended July 29, 2023 and July 30, 2022, we recognized $11 million of revenue related to previous deferrals related to our gift cards. We expect that approximately 70 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	JULY 29,	JANUARY 28,
	2023	2023

	(in thousands)
Unrecognized tax benefits	$3,021	$2,962
Other non-current obligations	5,095	5,112
Total other non-current obligations	$8,116	$8,074

18 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022

	(in thousands)
Operating lease cost(1)	$27,454	$24,904	$53,754	$50,037
Finance lease costs
Amortization of leased assets(1)	13,641	12,872	27,345	24,370
Interest on lease liabilities(2)	8,794	7,891	17,280	14,962
Variable lease costs(3)	5,997	7,247	12,165	16,334
Sublease income(4)	(1,420)	(1,085)	(2,966)	(2,213)
Total lease costs—net	$54,466	$51,829	$107,578	$103,490
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies in our 2022 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $3.7 million and $5.0 million for the three months ended July 29, 2023 and July 30, 2022, respectively, and $7.6 million and $12 million for the six months ended July 29, 2023 and July 30, 2022, respectively, as well as charges associated with common area maintenance of $2.3 million and $2.2 million for the three months ended July 29, 2023 and July 30, 2022, respectively, and $4.6 million for both the six months ended July 29, 2023 and July 30, 2022. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 19

Lease right-of-use assets and lease liabilities consist of the following:

		JULY 29,	JANUARY 28,
		2023	2023

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$532,090	$527,246
Finance leases(1)(2)(3)	Property and equipment—net	1,051,694	1,078,979
Total lease right-of-use assets		$1,583,784	$1,606,225
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$83,489	$80,384
Finance leases	Other current liabilities	17,795	17,007
Total lease liabilities—current		101,284	97,391
Non-current
Operating leases	Non-current operating lease liabilities	506,535	505,809
Finance leases	Non-current finance lease liabilities	646,900	653,050
Total lease liabilities—non-current		1,153,435	1,158,859
Total lease liabilities		$1,254,719	$1,256,250
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $250 million and $224 million as of July 29, 2023 and January 28, 2023, respectively.
(3)	Includes $38 million and $39 million as of July 29, 2023 and January 28, 2023, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs (refer to Note 5—Variable Interest Entities).
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

20 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The maturities of lease liabilities are as follows as of July 29, 2023:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2023	$53,884	$25,051	$78,935
2024	103,187	50,233	153,420
2025	97,724	51,649	149,373
2026	93,329	52,416	145,745
2027	88,494	53,556	142,050
2028	57,494	52,674	110,168
Thereafter	211,792	914,392	1,126,184
Total lease payments(1)(2)	705,904	1,199,971	1,905,875
Less—imputed interest(3)	(115,880)	(535,276)	(651,156)
Present value of lease liabilities	$590,024	$664,695	$1,254,719
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $792 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of July 29, 2023, of which $16 million, $43 million, $49 million, $50 million, $50 million and $47 million will be paid in the remainder of fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026, fiscal 2027 and fiscal 2028, respectively, and $537 million will be paid subsequent to fiscal 2028.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	SIX MONTHS ENDED
	JULY 29,	JULY 30,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	8.1	8.7
Finance leases	21.5	22.3
Weighted-average discount rate
Operating leases	4.31%	4.00%
Finance leases	5.33%	5.32%

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 21

Other information related to leases consists of the following:

	SIX MONTHS ENDED
	JULY 29,	JULY 30,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(53,745)	$(50,838)
Operating cash flows from finance leases	(17,280)	(14,962)
Financing cash flows from finance leases—net(1)	(5,454)	(3,132)
Total cash outflows from leases	$(76,479)	$(68,932)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$45,219	$27,538
Finance leases	750	108,547
(1)	Represents the principal portion of lease payments, partially offset by tenant allowances received subsequent to lease commencement of $2.4 million and $4.2 million for the six months ended July 29, 2023 and July 30, 2022, respectively.

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

	JULY 29,			JANUARY 28,
	2023			2023
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST	AMOUNT	AMOUNT	COST	AMOUNT

	(in thousands)
Convertible senior notes due 2023(1)	$—	$—	$—	$1,696	$—	$1,696
Convertible senior notes due 2024(2)	41,904	(125)	41,779	41,904	(180)	41,724
Total convertible senior notes	$41,904	$(125)	$41,779	$43,600	$(180)	$43,420
(1)	As of January 28, 2023, the 2023 Notes outstanding were classified as convertible senior notes due 2023 within current liabilities. The 2023 Notes matured and were repaid June 2023 and, as of July 29, 2023, the 2023 Notes are no longer outstanding.
(2)	As of both July 29, 2023 and January 28, 2023, the 2024 Notes outstanding were classified as convertible senior notes due 2024—net within non-current liabilities.

22 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

2023 Notes and 2024 Notes—Bond Hedge and Warrant Terminations and Notes Repurchase

Bond Hedge and Warrant Terminations

During the three months ended April 30, 2022, we entered into agreements with certain financial institutions (collectively, the “Counterparties”) to repurchase all of the warrants issued in connection with the 2023 Notes and 2024 Notes at an aggregate purchase price of $184 million and $203 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a volume weighted-average price measurement period of two or three days. Upon entering into these agreements, the warrants were reclassified from stockholders’ equity to current liabilities on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding net loss on the fair value adjustment of the warrants of $4.2 million, which is classified within other (income) expense—net on the condensed consolidated statements of income. Upon settlement of these agreements in April 2022, we paid an aggregate of $391 million in cash to terminate the warrants.

During the three months ended April 30, 2022, we entered into agreements with the Counterparties to terminate all of the convertible note bond hedges issued in connection with the 2023 Notes and 2024 Notes to receive an aggregate closing price of $56 million and $180 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a three day volume weighted-average price measurement period. Upon entering into these agreements, the bond hedges were reclassified from stockholders’ equity to current assets on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding loss on the fair value adjustment of the settlement feature of $4.3 million, which is classified within other (income) expense—net on the condensed consolidated statements of income. Upon settlement of these agreements in April 2022, we received an aggregate of $232 million in cash for the termination of the bond hedges.

Notes Repurchase

During the first quarter of fiscal 2022, we entered into individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $45 million and $135 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Notes Repurchase”). The Notes Repurchase provided for an estimated settlement cost of $325 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a five day volatility weighted-average price measurement period that ended on April 29, 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $180 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $325 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $278 million, with the remaining $47 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $146 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $1.0 million. Upon the remeasurement of the amount owed to the holders in terms of the embedded feature, a total of $314 million was paid in cash to the holders, representing the combined carrying value of the debt liability of $47 million, as well as the fair value of the bifurcated embedded equity derivative upon settlement of $267 million. Accordingly, we recognized a gain on the fair value adjustment of the bifurcated embedded equity derivative of $11 million, which is classified within other (income) expense—net on the condensed consolidated statements of income.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 23

During the second quarter of fiscal 2022, we entered into additional individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $18 million and $39 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Additional Notes Repurchase”). The Additional Notes Repurchase provided for an estimated settlement cost of $80 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a one day volatility weighted-average price measurement period occurring in July 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $57 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $80 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $55 million, with the remaining $25 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $23 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $0.3 million. Upon the remeasurement of the amount owed to the holders in terms of the embedded feature, a total of $82 million was paid in cash to the holders, representing the combined carrying value of the debt liability of $25 million, as well as the fair value of the bifurcated embedded equity derivative upon settlement of $57 million. Accordingly, we recognized a loss on the fair value adjustment of the bifurcated embedded equity derivative of $1.5 million, which is classified within other (income) expense—net on the condensed consolidated statements of income.

$350 million 0.00% Convertible Senior Notes due 2024

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2022. However, this condition was not met for the calendar quarter ended June 30, 2022 through the calendar quarter ended June 30, 2023, and as a result, the 2024 Notes were not convertible as of June 30, 2023. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

24 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

During the six months ended July 30, 2022, holders of $9.4 million in aggregate principal amount of the 2023 Notes elected to exercise the early conversion option and we elected to settle such conversions using combination settlement comprised of cash equal to the principal amount of the 2023 Notes converted and shares of our common stock for the remaining conversion value. During the six months ended July 30, 2022, we paid $9.4 million in cash and delivered 27,214 shares of common stock to settle the early conversion of these 2023 Notes. We also received 27,208 shares of common stock from the exercise of a portion of the convertible bond hedge we purchased concurrently with the issuance of the 2023 Notes, and therefore, on a net basis issued six shares of our common stock in respect to such settlement of the converted 2023 Notes.

In June 2023, upon the maturity of the 2023 Notes, the remaining $1.7 million in aggregate principal amount of the 2023 Notes settled for $1.7 million in cash. During the six months ended July 29, 2023, we issued in aggregate 1,931 shares of common stock upon settlement of the 2023 Notes.

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	JULY 29,				JANUARY 28,
	2023				2023
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE(1)	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(2)	6.67%	$—	$—	$—	$—	$—	$—
Term loan B(3)	7.69%	1,965,000	(16,820)	1,948,180	1,975,000	(18,471)	1,956,529
Term loan B-2(4)	8.45%	496,250	(22,316)	473,934	498,750	(24,505)	474,245
Equipment promissory notes(5)	—	—	—	—	1,160	—	1,160
Total credit facilities		$2,461,250	$(39,136)	$2,422,114	$2,474,910	$(42,976)	$2,431,934
(1)	Interest rates for the asset based credit facility and term loans represent the weighted-average interest rates as of July 29, 2023.
(2)	Deferred financing fees associated with the asset based credit facility as of July 29, 2023 and January 28, 2023 were $3.0 million and $3.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit.
(3)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,945 million and $1,955 million were included in term loan—net on the condensed consolidated balance sheets as of July 29, 2023 and January 28, 2023, respectively, and $20 million was included in other current liabilities on the condensed consolidated balance sheets as of both July 29, 2023 and January 28, 2023.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 25

(4)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $491 million and $494 million were included in term loan B-2—net on the condensed consolidated balance sheets as of July 29, 2023 and January 28, 2023, respectively, and $5.0 million was included in other current liabilities on the condensed consolidated balance sheets as of both July 29, 2023 and January 28, 2023.
(5)	Represents total equipment security notes secured by certain of our property and equipment, which were included in other current liabilities on the condensed consolidated balance sheets as of January 28, 2023. The equipment security note was repaid in full in April 2023.

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

26 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of July 29, 2023, RHI was in compliance with the FCCR Covenant.

The ABL Credit Agreement requires a daily sweep of all cash receipts and collections to prepay the loans under the agreement while (i) an event of default exists or (ii) when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time.

The ABL Credit Agreement contains customary representations and warranties, events of default and other customary terms and conditions for an asset based credit facility.

The availability of the revolving line of credit at any given time under the ABL Credit Agreement is limited by the terms and conditions of the ABL Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). As of July 29, 2023, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $454 million, net of $27 million in outstanding letters of credit.

Term Loan Credit Agreement

On October 20, 2021, RHI entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among RHI as the borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent (in such capacities, the “Term Agent”) with respect to an initial term loan (the “Term Loan B”) in an aggregate principal amount equal to $2,000 million with a maturity date of October 20, 2028.

Through the second quarter of fiscal 2023, the Term Loan B bore interest at an annual rate based on LIBOR subject to a 0.50% LIBOR floor plus an interest rate margin of 2.50% (with a stepdown of the interest rate margin if RHI achieves a specified public corporate family rating). LIBOR was a floating interest rate that reset periodically during the life of the Term Loan B. At the date of borrowing, the interest rate was set at the LIBOR floor of 0.50% plus 2.50% and the Term Loan B was issued at a discount of 0.50% to face value. As of June 30, 2023, LIBOR is no longer a referenced rate and Term Loan Credit Agreement has transitioned from LIBOR to SOFR. Beginning in August 2023, the Term Loan B bears interest at an annual rate based on SOFR subject to a 0.50% SOFR floor plus an interest rate margin of 2.50% plus a credit spread adjustment.

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

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 27

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

The Term Loan Credit Agreement contains customary representations and warranties, events of default and other customary terms and conditions for a term loan credit agreement.

NOTE 11—FAIR VALUE MEASUREMENTS

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, restricted cash, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts.

The estimated fair value and carrying value of the 2023 Notes, the 2024 Notes, the Term Loan Credit Agreement and the real estate loans were as follows:

	JULY 29,		JANUARY 28,
	2023		2023
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2023	$—	$—	$1,622	$1,696
Convertible senior notes due 2024	38,178	41,904	37,351	41,904
Term loan B	1,939,895	1,965,000	1,961,056	1,975,000
Term loan B-2	505,871	496,250	500,215	498,750
Real estate loans	17,361	17,902	17,909	17,909
(1)	The principal carrying value of the 2023 Notes and 2024 Notes excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third-party offering costs, as applicable. The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs.

28 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The fair value of each of the 2023 Notes and 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2). The fair values of the Term Loan B, Term Loan B-2 and real estate loans were derived from discounted cash flows using risk-adjusted rates (Level 2).

NOTE 12—INCOME TAXES

Our income tax expense (benefit) and effective tax rates were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022

	(dollars in thousands)
Income tax expense (benefit)	$27,245	$56,397	$43,830	$(107,029)
Effective tax rate	26.3%	31.6%	27.0%	(49.6)%

The decrease in our effective tax rate for the three months ended July 29, 2023 compared to the three months ended July 30, 2022 is primarily attributable to net excess tax benefits from stock-based compensation and amounts related to the extinguishment of debt in the three months ended July 30, 2022. The increase in our effective tax rate for the six months ended July 29, 2023 compared to the six months ended July 30, 2022, is primarily attributable to significantly lower net excess tax benefits from stock-based compensation in fiscal 2023 as compared to fiscal 2022.

As of July 29, 2023, we had $8.4 million of unrecognized tax benefits, of which $7.6 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of July 29, 2023, we had $5.5 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 13—NET INCOME PER SHARE

The weighted-average shares used for net income per share were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022
Weighted-average shares—basic	20,960,329	24,475,373	21,503,090	23,541,955
Effect of dilutive stock-based awards	1,564,678	2,252,480	1,534,731	3,310,044
Effect of dilutive convertible senior notes(1)	202,553	207,061	204,764	519,501
Weighted-average shares—diluted	22,727,560	26,934,914	23,242,585	27,371,500
(1)	The dilutive effect of the 2023 Notes and 2024 Notes is calculated under the if-converted method, which assumes share settlement of the entire convertible debt instrument. The 2023 Notes terminated in June 2023 and did not have an impact on our diluted share count post-termination. The warrants associated with the 2023 Notes and 2024 Notes had an impact on our dilutive share count beginning at stock prices of $309.84 per share and $338.24 per share, respectively. The warrants associated with the 2023 Notes and 2024 Notes were repurchased in April 2022 and, as a result, no warrant instruments were outstanding as of and after April 30, 2022. Accordingly, the warrants have no impact on our dilutive shares post-repurchase. Refer to Note 9—Convertible Senior Notes.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 29

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes prior to extinguishment in fiscal 2022, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022
Options	1,283,437	1,079,767	1,196,603	1,083,158
Restricted stock units	15,310	19,468	16,002	19,510
Convertible senior notes	—	207,309	—	463,235

NOTE 14—SHARE REPURCHASE PROGRAM AND SHARE RETIREMENT

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program. On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”).

In the three months ended July 30, 2022, we repurchased 1,000,000 shares of our common stock under the Share Repurchase Program at an average price of $254.72 per share, for an aggregate repurchase amount of approximately $255 million.

In the three months ended July 29, 2023, we repurchased 3,698,887 shares of our common stock under the Share Repurchase Program at an average price of $325.65 per share, for an aggregate repurchase amount of approximately $1,205 million. In addition, we recorded $12 million of excise taxes related to the share repurchases during the three months ended July 29, 2023, which are recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets as of July 29, 2023.

As of July 29, 2023, $245 million remains available for future share repurchases under this program.

Share Retirement

In the three months ended July 30, 2022, we retired 1,000,000 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $255 million from treasury stock to additional paid-in capital on the condensed consolidated balance sheets and condensed consolidated statements of shareholders’ equity (deficit) as of and for the three and six months ended July 30, 2022.

In the three months ended July 29, 2023, we retired 3,698,887 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $8.6 million and $1,208 million from treasury stock to additional paid-in capital and retained earnings (accumulated deficit), respectively, on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit) as of and for the three and six months ended July 29, 2023.

NOTE 15—STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $8.5 million and $11 million during the three months ended July 29, 2023 and July 30, 2022, respectively, which is included in selling, general and administrative expenses on the condensed consolidated statements of income. We recorded stock-based compensation expense of $19 million and $24 million during the six months ended July 29, 2023 and July 30, 2022, respectively. No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

30 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

The RH 2023 Stock Incentive Plan (the “2023 Stock Incentive Plan”, together with the Stock Incentive Plan and Option Plan, “the Plans”) was approved by stockholders on April 4, 2023. The 2023 Stock Incentive Plan provides for the grant of incentive stock options to our employees and the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and any combination thereof to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

The maximum number of shares that may be issued pursuant to all awards under the 2023 Stock Incentive Plan is (i) 3,000,000, plus (ii) any shares of our common stock covered by any outstanding award (or portion of any such award) that has been granted under the 2012 Stock Incentive Plan (as defined below) if such award (or a portion of such award) is forfeited, is canceled or expires (whether voluntarily or involuntarily) without the issuance of shares of our common stock or if the shares underlying such award (or a portion of such award) that are surrendered or withheld in payment of the award’s exercise or purchase price or in satisfaction of tax withholding obligations with respect to an award would be deemed not to have been issued for purposes of determining the maximum number of shares of our common stock that may be issued under the 2023 Stock Incentive Plan had such award been an award granted under the 2023 Stock Incentive Plan. The 2023 Stock Incentive Plan has a ten-year term.

Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the 2023 Stock Incentive Plan increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares.

As of July 29, 2023, 3,639,976 options granted under the Plans were outstanding with a weighted-average exercise price of $188.11 per share and 3,339,622 options were vested or expected to vest with a weighted-average exercise price of $181.50 per share. The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of July 29, 2023 was $750 million, $706 million and $580 million, respectively. Stock options exercisable as of July 29, 2023 had a weighted-average remaining contractual life of 4.72 years. As of July 29, 2023, the total unrecognized compensation expense related to unvested options was $102 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.74 years. In addition, as of July 29, 2023, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $9.5 million, which will be recognized on an accelerated basis through May 2025 (refer to Chairman and Chief Executive Officer Option Grant below).

As of July 29, 2023, 18,910 restricted stock units under the Plans were outstanding with a weighted-average grant date fair value of $439.49 per share. During the three months ended July 29, 2023, no restricted stock units vested. During the six months ended July 29, 2023, 1,250 restricted stock units vested with a weighted-average grant date fair value of $437.82 per share. As of July 29, 2023, there was $6.6 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 3.67 years.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 31

Chairman and Chief Executive Officer Option Grant

On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan. The option will result in aggregate non-cash stock compensation expense of $174 million, of which $2.0 million and $4.3 million was recognized during the three months ended July 29, 2023 and July 30, 2022, respectively, and $5.6 million and $10 million was recognized during the six months ended July 29, 2023 and July 30, 2022, respectively (which is included in the stock-based compensation expense recorded during the three and six months ended July 29, 2023 and July 30, 2022 noted above).

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of July 29, 2023.

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

Certain legal proceedings that we currently face involve various class-action allegations, including cases related to our employment practices, the application of state wage-and-hour laws and other causes of action. We have faced similar litigation in the past, including class action cases. Due to the inherent difficulty of predicting the course of legal actions related to complex legal matters, including class-action allegations, such as the eventual scope, duration or outcome, we may be unable to estimate the amount or range of any potential loss that could result from an unfavorable outcome arising from such matters. Our assessment of these legal proceedings, as well as other lawsuits, could change based upon the discovery of facts that are not presently known or developments during the course of the litigation. We have settled certain class action cases but continue to defend a variety of legal actions and our estimates of our exposure in such cases may evolve over time. Accordingly, the ultimate costs to resolve litigation, including class action cases, may be substantially higher or lower than our estimates.

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

32 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

NOTE 17—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the chief operating decision maker (“CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, including hospitality, websites, Sourcebooks, and the Trade and Contract channels. The Real Estate segment represents operations associated with our equity method investments and certain of our consolidated variable interest entities that are non-wholly owned subsidiaries and have operations that are not directly related to RH’s operations (refer to Note 5—Variable Interest Entities).

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and to allocate resources. Operating income is defined as net income before interest expense—net, loss on extinguishment of debt, other (income) expense—net, income tax expense (benefit) and our share of equity method investments loss. Segment operating income excludes (i) legal settlements, (ii) severance costs associated with a reorganization, (iii) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020, (iv) employer payroll tax expense related to an option exercise by Mr. Friedman, (v) asset impairments, (vi) professional fees related to the 2023 Notes and 2024 Notes transactions (refer to Note 9—Convertible Senior Notes), (vii) compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary, and (viii) product recalls. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 33

The following table presents segment operating income and income before income taxes and equity method investments:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022

	(in thousands)
Operating income:
RH Segment	$153,369	$237,512	$257,090	$466,057
Waterworks	7,995	7,222	14,666	15,207
Total segment operating income	161,364	244,734	271,756	481,264
Legal settlements	(8,000)	—	(8,000)	—
Reorganization related costs	—	—	(7,621)	—
Non-cash compensation	(2,024)	(4,321)	(5,555)	(10,179)
Employer payroll taxes on option exercise	—	—	—	(11,717)
Asset impairments	—	(2,231)	—	(8,154)
Professional fees	—	(285)	—	(7,469)
Compensation settlements	—	(3,483)	—	(3,483)
Recall accrual	—	—	—	(560)
Income from operations	151,340	234,414	250,580	439,702
Interest expense—net	44,422	26,264	84,238	47,119
Loss on extinguishment of debt	—	23,462	—	169,578
Other (income) expense—net	(186)	3,195	(839)	2,852
Income before income taxes and equity method investments	$107,104	$181,493	$167,181	$220,153

The following tables present the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting:

	THREE MONTHS ENDED
	JULY 29,			JULY 30,
	2023			2022

	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$753,550	$46,929	$800,479	$940,182	$51,438	$991,620
Gross profit	354,425	25,648	380,073	495,074	28,144	523,218
Depreciation and amortization	26,828	1,308	28,136	25,671	1,299	26,970

34 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

	SIX MONTHS ENDED
	JULY 29,			JULY 30,
	2023			2022

	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$1,444,066	$95,575	$1,539,641	$1,849,130	$99,782	$1,948,912
Gross profit	676,009	51,609	727,618	967,896	53,905	1,021,801
Depreciation and amortization	53,253	2,653	55,906	49,195	2,533	51,728

In the three months ended July 29, 2023, and July 30, 2022, the Real Estate segment share of equity method investments loss were $3.4 million and $2.8 million, respectively, and were $5.0 million and $4.2 million in the six months ended July 29, 2023, and July 30, 2022, respectively. Our share of income from equity method investments for the Waterworks segment were immaterial for all fiscal periods presented.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting:

	JULY 29,				JANUARY 28,
	2023				2023

	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$141,053	$—	$—	$141,053	$141,048	$—	$—	$141,048
Tradenames, trademarks and other intangible assets(2)	58,472	17,000	—	75,472	57,633	17,000	—	74,633
Equity method investments	—	773	129,437	130,211	—	623	100,845	101,468
Total assets	3,818,843	227,683	166,305	4,212,831	4,953,610	217,228	138,451	5,309,289
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as our hospitality operations. Net revenues in each category were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022

	(in thousands)
Furniture	$560,602	$699,720	$1,056,993	$1,362,240
Non-furniture	239,877	291,900	482,648	586,672
Total net revenues	$800,479	$991,620	$1,539,641	$1,948,912

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of July 29, 2023, we operated four retail locations and two outlets in Canada, and two retail locations in the U.K. Geographic revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented.

No single customer accounted for 10% or more of our consolidated net revenues in any fiscal period presented.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 35

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

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three and six months ended July 29, 2023 and a comparison to the three and six months ended July 30, 2022. The discussion related to cash flows for the six months ended July 30, 2022 has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q/A for the quarter ended July 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2023.

MD&A is a supplement to our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q and is provided to enhance an understanding of our results of operations and financial condition. Our MD&A is organized as follows:

Overview. This section provides a general description of our business, including our key value-driving strategies and an overview of certain known trends and uncertainties.

Basis of Presentation and Results of Operations. This section provides our condensed consolidated statements of income and other financial and operating data, including a comparison of our results of operations in the current period as compared to the prior year’s comparative period, as well as non-GAAP measures we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

Liquidity and Capital Resources. This section provides an overview of our sources and uses of cash and our financing arrangements, including our credit facilities and debt arrangements, in addition to the cash requirements for our business, such as our capital expenditures.

Critical Accounting Policies and Estimates. This section discusses the accounting policies and estimates that involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, including the significant estimates and judgments used in the preparation of our condensed consolidated financial statements.

36 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, not be short term and may recur in one or more future financial reporting periods. We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect, or that future developments affecting us will be those that we have anticipated. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled Risk Factors in our 2022 Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2023 (the “First Quarter Form 10-Q”) and in our 2022 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada, and the United Kingdom, and have an integrated RH Hospitality experience in 15 of our Design Gallery locations, which includes Restaurants and Wine Bars.

We opened the RH Guesthouse in New York in September 2022, a first-of-its-kind hospitality experience for travelers seeking privacy and luxury. The property features six guest rooms, three guest suites and a private residence, as well as The Dining Room & Terrace.

In June 2023, we opened RH England, The Gallery at the Historic Aynho Park, a 400-year-old landmark estate representing the most inspiring and immersive physical expression of the brand to date. RH England marks the beginning of our global expansion beyond North America and our continued foray into hospitality with two primary restaurants: The Orangery, a live fire concept; and The Loggia, an outdoor venue featuring wood-fired pizzas. The Gallery also includes a Wine Lounge and Tea Salon, as well as a Juicery. Spanning 73 acres and over 60 rooms, RH England seamlessly integrates luxury home furnishings collections from RH Interiors, Contemporary, Modern and Outdoor.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 37

We have recently undertaken substantial efforts to introduce the most prolific collection of new products in our history, with over 70 new furniture and upholstery collections across RH Interiors, Contemporary, Modern, Outdoor, Baby & Child and TEEN. These new collections reflect a level of design and quality inaccessible in our current market, and a value proposition that will be disruptive across multiple markets. Over the next several quarters we will be increasing our investment in Sourcebooks in connection with the introduction of these new products.

As of July 29, 2023, we operated the following number of locations:

COUNT
RH
Design Galleries	28
Legacy Galleries	36
Modern Gallery	1
Baby & Child and TEEN Galleries	3
Total Galleries	68
Outlets	40
Guesthouse	1
Waterworks Showrooms	14

Business Conditions

There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation, substantially higher interest and mortgage rates, and unpredictability in the global financial markets related to the foregoing as well as, among other things, the recent failures of several financial institutions. We experienced increased demand for our products during the pandemic and there have been significant shifts in consumer consumption patterns with the easing of the pandemic, including increases in travel and services rather than spending on home furnishings. These and other macroeconomic factors may have a number of adverse effects on macroeconomic conditions and markets in which we operate, including the housing market, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have an adverse impact on demand for our products. We believe that these macroeconomic and other factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors.

We also face uncertainties related to the large number of new business initiatives that we are undertaking at the same time, including efforts to grow our business through (i) international expansion, (ii) developing innovative new Gallery designs and locations for our business, (iii) pursuing new areas of business operations including real estate development and real estate joint ventures, as well as the expansion of RH Hospitality, and (iv) substantial enhancement of our merchandise assortment and improvements to the quality of our products and services as we seek to climb the luxury mountain.

For more information, refer to the section entitled “Risk Factors” in our 2022 Form 10-K.

Key Value-Driving Strategies

In order to achieve our long-term strategies of Product Elevation, Platform Expansion and Cash Generation as well as drive growth across our business, we are focused on the following key strategies and business initiatives:

38 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve industry-leading revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Contemporary, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Over the next year we will be introducing a large number of new products as we have continued our efforts to enhance our merchandise assortment. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

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

Brand Elevation. We are evolving the RH brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of Products, Places, Services and Spaces designed to elevate and render our product more valuable while establishing the RH brand as a thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of the RH Guesthouse in New York in September 2022, and are in the process of constructing our second RH Guesthouse in Aspen. Additionally, we are creating bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH1 & RH2, our private jets; and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

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

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally with the objective of launching international locations in Europe, which began with the opening of RH England, The Gallery at the Historic Aynho Park, in June 2023. We have secured a number of locations in various markets in the U.K. and continental Europe for future Design Galleries and are currently in lease or purchase negotiations for additional locations.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 39

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JULY 29,	% OF NET	JULY 30,	% OF NET	JULY 29,	% OF NET	JULY 30,	% OF NET
	2023	REVENUES	2022	REVENUES	2023	REVENUES	2022	REVENUES

	(dollars in thousands)
Net revenues	$800,479	100.0%	$991,620	100.0%	$1,539,641	100.0%	$1,948,912	100.0%
Cost of goods sold	420,406	52.5	468,402	47.2	812,023	52.7	927,111	47.6
Gross profit	380,073	47.5	523,218	52.8	727,618	47.3	1,021,801	52.4
Selling, general and administrative expenses	228,733	28.6	288,804	29.2	477,038	31.0	582,099	29.8
Income from operations	151,340	18.9	234,414	23.6	250,580	16.3	439,702	22.6
Other expenses
Interest expense—net	44,422	5.5	26,264	2.6	84,238	5.5	47,119	2.5
Loss on extinguishment of debt	—	—	23,462	2.4	—	—	169,578	8.7
Other (income) expense—net	(186)	—	3,195	0.3	(839)	(0.1)	2,852	0.1
Total other expenses	44,236	5.5	52,921	5.3	83,399	5.4	219,549	11.3
Income before income taxes and equity method investments	107,104	13.4	181,493	18.3	167,181	10.9	220,153	11.3
Income tax expense (benefit)	27,245	3.4	56,397	5.7	43,830	2.9	(107,029)	(5.5)
Income before equity method investments	79,859	10.0	125,096	12.6	123,351	8.0	327,182	16.8
Share of equity method investments loss	3,382	0.4	2,821	0.3	4,984	0.3	4,196	0.2
Net income	$76,477	9.6%	$122,275	12.3%	$118,367	7.7%	$322,986	16.6%

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use non-GAAP financial measures, including adjusted operating income, adjusted net income, EBITDA, adjusted EBITDA, and adjusted capital expenditures. We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains and to adjust for the impact of income tax items related to such adjustments to our GAAP financial statements. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision-making. The non-GAAP financial measures used by us in this Quarterly Report on Form 10-Q may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

For more information on the non-GAAP financial measures, please see the reconciliation of GAAP to non-GAAP financial measures tables outlined below. These accompanying tables include details on the GAAP financial measures that are most directly comparable to non-GAAP financial measures and the related reconciliations between these financial measures.

40 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$76,477	$122,275	$118,367	$322,986
Interest expense—net(1)	44,422	26,264	84,238	47,119
Loss on extinguishment of debt(1)	—	23,462	—	169,578
Other (income) expense—net(1)	(186)	3,195	(839)	2,852
Income tax expense (benefit)(1)	27,245	56,397	43,830	(107,029)
Share of equity method investments loss(1)	3,382	2,821	4,984	4,196
Operating income	151,340	234,414	250,580	439,702
Legal settlements(2)	8,000	—	8,000	—
Reorganization related costs(3)	—	—	7,621	—
Non-cash compensation(4)	2,024	4,321	5,555	10,179
Employer payroll taxes on option exercise(5)	—	—	—	11,717
Asset impairments(6)	—	2,231	—	8,154
Professional fees(7)	—	285	—	7,469
Compensation settlements(8)	—	3,483	—	3,483
Recall accrual(9)	—	—	—	560
Adjusted operating income	$161,364	$244,734	$271,756	$481,264
(1)	Refer to discussion “Three Months Ended July 29, 2023 Compared to Three Months Ended July 30, 2022” and “July 29, 2023 Compared to July 30, 2022” below for a discussion of our results of operations for the three and six months ended July 29, 2023 and July 30, 2022.
(2)	Represents certain legal settlements associated with class action litigation matters. Refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements.
(3)	Represents severance costs and related payroll taxes associated with a reorganization.
(4)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(5)	Represents employer payroll tax expense related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022.
(6)	Represents asset impairments related to property and equipment of Galleries under construction. The three and six months ended July 30, 2022 includes lease impairment of $1.0 million due to the early exit of a leased facility.
(7)	Represents professional fees contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(8)	Represents compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary.
(9)	Represents accruals associated with product recalls.

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 41

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$76,477	$122,275	$118,367	$322,986
Adjustments pre-tax:
Legal settlements(1)	8,000	—	8,000	—
Reorganization related costs(1)	—	—	7,621	—
Non-cash compensation(1)	2,024	4,321	5,555	10,179
Loss on extinguishment of debt(1)	—	23,462	—	169,578
Employer payroll taxes on option exercise(1)	—	—	—	11,717
Asset impairments(1)	—	2,231	—	8,154
Professional fees(1)	—	285	—	7,469
Compensation settlements(1)	—	3,483	—	3,483
Recall accrual(1)	—	—	—	560
(Gain) loss on derivative instruments—net(2)	—	1,453	—	(1,724)
Subtotal adjusted items	10,024	35,235	21,176	209,416
Impact of income tax items(3)	(1,203)	3,732	(3,636)	(191,194)
Share of equity method investments loss(1)	3,382	2,821	4,984	4,196
Adjusted net income	$88,680	$164,063	$140,891	$345,404
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents net (gain) loss on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(3)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as tax benefits related to the option exercise by Mr. Friedman in first quarter of fiscal 2022. The adjustments for both the three months ended July 29, 2023 and July 30, 2022 are based on an adjusted tax rate of 24.3%, and the adjustments for the six months ended July 29, 2023 and July 30, 2022 are based on adjusted tax rates of 25.2% and 19.6%, respectively.

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

42 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$76,477	$122,275	$118,367	$322,986
Depreciation and amortization	28,136	26,970	55,906	51,728
Interest expense—net	44,422	26,264	84,238	47,119
Income tax expense (benefit)	27,245	56,397	43,830	(107,029)
EBITDA	176,280	231,906	302,341	314,804
Non-cash compensation(1)	8,538	10,736	18,718	23,538
Legal settlements(2)	8,000	—	8,000	—
Reorganization related costs(2)	—	—	7,621	—
Share of equity method investments loss(2)	3,382	2,821	4,984	4,196
Capitalized cloud computing amortization(3)	1,923	1,699	3,772	3,053
Other (income) expense—net(2)	(186)	3,195	(839)	2,852
Loss on extinguishment of debt(2)	—	23,462	—	169,578
Employer payroll taxes on option exercise(2)	—	—	—	11,717
Asset impairments(2)	—	2,231	—	8,154
Professional fees(2)	—	285	—	7,469
Compensation settlements(2)	—	3,483	—	3,483
Recall accrual(2)	—	—	—	560
Adjusted EBITDA	$197,937	$279,818	$344,597	$549,404
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(3)	Represents amortization associated with capitalized cloud computing costs.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 29,	JULY 30,	JULY 29,	JULY 30,
	2023	2022	2023	2022

	(in thousands)
Capital expenditures	$47,406	$33,194	$81,596	$62,558
Landlord assets under construction—net of tenant allowances	4,376	20,312	13,959	32,460
Adjusted capital expenditures	$51,782	$53,506	$95,555	$95,018

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 43

In addition, we also received landlord tenant allowances subsequent to lease commencement of $2.4 million and $4.2 million for the three and six months ended July 29, 2023 and July 30, 2022, respectively, which are reflected as a reduction to principal payments under finance leases within financing activities on the condensed consolidated statements of cash flows.

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	SIX MONTHS ENDED
	JULY 29,		JULY 30,
	2023		2022
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	81	1,286	81	1,254
RH Design Galleries:
England Design Gallery	1	35.1	—	—
Indianapolis Design Gallery	(1)	(13.0)	—	—
San Francisco Design Gallery	—	—	1	42.1
RH Legacy Galleries:
Indianapolis temporary Gallery	1	5.7	—	—
San Francisco legacy Gallery	—	—	(1)	(4.8)
Detroit legacy Gallery (relocation)	—	1.5	—	—
End of period	82	1,315	81	1,291
Total leased square footage at end of period(2)		1,791		1,737
Weighted-average leased square footage(3)		1,747		1,700
Weighted-average leased selling square footage(3)		1,292		1,270
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 35,000 square feet as of July 29, 2023 related to one owned retail location.

(2)	Total leased square footage includes approximately 56,000 square feet as of July 29, 2023 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

44 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Three Months Ended July 29, 2023 Compared to Three Months Ended July 30, 2022

	THREE MONTHS ENDED
	JULY 29,			JULY 30,
	2023			2022
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$753,550	$46,929	$800,479	$940,182	$51,438	$991,620
Cost of goods sold	399,125	21,281	420,406	445,108	23,294	468,402
Gross profit	354,425	25,648	380,073	495,074	28,144	523,218
Selling, general and administrative expenses	211,080	17,653	228,733	264,206	24,598	288,804
Income from operations	$143,345	$7,995	$151,340	$230,868	$3,546	$234,414
(1)	The results for the Real Estate segment were immaterial in the three months ended July 29, 2023 and, therefore, such results are presented within the RH Segment for such period. There was no income from operations for the Real Estate segment in the three months ended July 30, 2022. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.

Net revenues

Consolidated net revenues decreased $191 million, or 19.3%, to $800 million in the three months ended July 29, 2023 compared to $992 million in the three months ended July 30, 2022.

RH Segment net revenues

RH Segment net revenues decreased $187 million, or 19.9%, to $754 million in the three months ended July 29, 2023 compared to $940 million in the three months ended July 30, 2022. The below discussion highlights several significant factors that resulted in a decrease in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended July 29, 2023 decreased primarily due to lower demand compared to the second quarter of fiscal 2022, during which demand and net revenues still benefited from the elevated pandemic-driven home spending. Outlet sales decreased $9.7 million to $59 million in the three months ended July 29, 2023 compared to $69 million in the three months ended July 30, 2022.

Waterworks net revenues

Waterworks net revenues decreased $4.5 million, or 8.8%, to $47 million in the three months ended July 29, 2023 compared to $51 million in the three months ended July 30, 2022.

Gross profit

Consolidated gross profit decreased $143 million, or 27.4%, to $380 million in the three months ended July 29, 2023 compared to $523 million in the three months ended July 30, 2022. As a percentage of net revenues, consolidated gross margin decreased 530 basis points to 47.5% of net revenues in the three months ended July 29, 2023 from 52.8% of net revenues in the three months ended July 30, 2022.

RH Segment gross profit

RH Segment gross profit decreased $141 million, or 28.4%, to $354 million in the three months ended July 29, 2023 compared to $495 million in the three months ended July 30, 2022. As a percentage of net revenues, RH Segment gross margin decreased 570 basis points to 47.0% of net revenues in the three months ended July 29, 2023 from 52.7% of net revenues in the three months ended July 30, 2022. The decrease in RH Segment gross margin was primarily attributable to a decrease in product margins in the Core business, primarily driven by higher discounts on discontinued product collections, as well as lower net revenues resulting in deleverage in occupancy costs.

Waterworks gross profit

Waterworks gross profit decreased $2.5 million, or 8.9%, to $26 million in the three months ended July 29, 2023 compared to $28 million in the three months ended July 30, 2022. As a percentage of net revenues, Waterworks gross margin was 54.7% of net revenues in both the three months ended July 29, 2023 and July 30, 2022.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 45

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $60 million, or 20.8%, to $229 million in the three months ended July 29, 2023 compared to $289 million in the three months ended July 30, 2022.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $53 million, or 20.1%, to $211 million in the three months ended July 29, 2023 compared to $264 million in the three months ended July 30, 2022.

RH Segment selling, general and administrative expenses for the three months ended July 29, 2023 include legal settlements of $8.0 million and non-cash compensation of $2.0 million related to an option grant made to Mr. Friedman in October 2020.

RH Segment selling, general and administrative expenses for the three months ended July 30, 2022 include amortization of non-cash compensation of $4.3 million related to an option grant made to Mr. Friedman in October 2020, $2.0 million of asset impairments and a $0.3 million professional fee which was contingent upon the completion of our debt transactions related to the 2023 Notes and 2024 Notes.

RH Segment selling, general and administrative expenses would have been 26.6% and 27.4% of net revenues for the three months ended July 29, 2023 and July 30, 2022, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was due to lower advertising costs compared to the second quarter of fiscal 2022 driven by the mailing of the new RH Contemporary Sourcebook, partially offset by lower net revenues resulting in leverage in deleverage in occupancy and other corporate costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $6.9 million, or 28.2%, to $18 million in the three months ended July 29, 2023 compared to $25 million in the three months ended July 30, 2022. Waterworks selling, general and administrative expenses were 37.6% and 47.8% of net revenues for the three months ended July 29, 2023 and July 30, 2022, respectively.

Waterworks selling, general and administrative expenses for the three months ended July 30, 2022 include $3.5 million in compensation settlements related to the Rollover Units and Profit Interests Units and a $0.2 million asset impairment. Excluding the adjustments, Waterworks selling, general and administrative expenses would have been 37.6% and 40.7% of net revenues for the three months ended July 29, 2023 and July 30, 2022, respectively.

Interest expense—net

Interest expense—net increased $18 million in the three months ended July 29, 2023 compared to the three months ended July 30, 2022, which consisted of the following in each period:

	THREE MONTHS ENDED
	JULY 29,	JULY 30,
	2023	2022

	(in thousands)
Term loan interest expense	$50,435	$24,982
Finance lease interest expense	8,794	7,891
Other interest expense	1,198	832
Interest income	(14,741)	(6,393)
Capitalized interest for capital projects	(1,264)	(1,048)
Total interest expense—net	$44,422	$26,264

46 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Other (income) expense—net

Other (income) expense—net was income of $0.2 million in the three months ended July 29, 2023, which represents a foreign exchange gain from the remeasurement of intercompany loans with U.K. and Switzerland subsidiaries, partially offset by a loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro.

Other (income) expense—net was an expense of $3.2 million during the three months ended July 30, 2022, which included a loss on derivative instruments of $1.5 million resulting from the completion of certain transactions related to the 2023 Notes and 2024 Notes. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements. Other (income) expense—net also includes a $1.7 million loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro, in addition to a foreign exchange loss from the remeasurement of an intercompany loan with a U.K. subsidiary.

Income tax expense

Our income tax expense and effective tax rates were as follows:

	THREE MONTHS ENDED
	JULY 29,	JULY 30,
	2023	2022

	(dollars in thousands)
Income tax expense	$27,245	$56,397
Effective tax rate	26.3%	31.6%

The decrease in our effective tax rate for the three months ended July 29, 2023 compared to the three months ended July 30, 2022 is primarily attributable to net excess tax benefits from stock-based compensation and amounts related to the loss on extinguishment of debt in the three months ended July 30, 2022.

Equity method investments loss

Equity method investments loss consists of our proportionate share of the loss of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $3.4 million and $2.8 million loss during the three months ended July 29, 2023 and July 30, 2022, respectively.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 47

Six Months Ended July 29, 2023 Compared to Six Months Ended July 30, 2022

	SIX MONTHS ENDED
	JULY 29,			JULY 30,
	2023			2022
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$1,444,066	$95,575	$1,539,641	$1,849,130	$99,782	$1,948,912
Cost of goods sold	768,057	43,966	812,023	881,234	45,877	927,111
Gross profit	676,009	51,609	727,618	967,896	53,905	1,021,801
Selling, general and administrative expenses	440,095	36,943	477,038	539,725	42,374	582,099
Income from operations	$235,914	$14,666	$250,580	$428,171	$11,531	$439,702
(1)	The results for the Real Estate segment were immaterial in the six months ended July 29, 2023 and, therefore, such results are presented within the RH Segment for such period. There was no income from operations for the Real Estate segment in the six months ended July 30, 2022. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.

Net revenues

Consolidated net revenues decreased $409 million, or 21.0%, to $1,540 million in the six months ended July 29, 2023 compared to $1,949 million in the six months ended July 30, 2022.

RH Segment net revenues

RH Segment net revenues decreased $405 million, or 21.9%, to $1,444 million in the six months ended July 29, 2023 compared to $1,849 million in the six months ended July 30, 2022. The below discussion highlights several significant factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the six months ended July 29, 2023 decreased primarily due to lower demand compared to the first half of fiscal 2022, during which demand still benefited from the elevated pandemic-driven home spending. Outlet sales decreased $23 million to $116 million in the six months ended July 29, 2023 compared to $139 million in the six months ended July 30, 2022.

Waterworks net revenues

Waterworks net revenues decreased $4.2 million, or 4.2%, to $96 million in the six months ended July 29, 2023 compared to $100 million in the six months ended July 30, 2022.

Gross profit

Consolidated gross profit decreased $294 million, or 28.8%, to $728 million in the six months ended July 29, 2023 compared to $1,022 million in the six months ended July 30, 2022. As a percentage of net revenues, consolidated gross margin decreased 510 basis points to 47.3% of net revenues in the six months ended July 29, 2023 from 52.4% of net revenues in the six months ended July 30, 2022.

RH Segment gross profit

RH Segment gross profit decreased $292 million, or 30.2%, to $676 million in the six months ended July 29, 2023 from $968 million in the six months ended July 30, 2022. As a percentage of net revenues, RH Segment gross margin decreased 550 basis points to 46.8% of net revenues in the six months ended July 29, 2023 from 52.3% of net revenues in the six months ended July 30, 2022. The decrease in RH Segment gross margin was primarily attributable to a decrease in product margins in the Core business, primarily driven by higher discounts on discontinued product collections, as well as lower net revenues resulting in deleverage in occupancy costs.

48 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Waterworks gross profit

Waterworks gross profit decreased $2.3 million, or 4.3%, to $52 million in the six months ended July 29, 2023 from $54 million in the six months ended July 30, 2022. As a percentage of net revenues, Waterworks gross margin was 54.0% of net revenues in both the six months ended July 29, 2023 and July 30, 2022.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $105 million, or 18.0%, to $477 million in the six months ended July 29, 2023 compared to $582 million in the six months ended July 30, 2022.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $100 million, or 18.5%, to $440 million in the six months ended July 29, 2023 compared to $540 million in the six months ended July 30, 2022.

RH Segment selling, general and administrative expenses for the six months ended July 29, 2023 include legal settlements of $8.0 million, severance expense and other payroll related costs associated with a reorganization of $7.6 million and non-cash compensation of $5.6 million related to an option grant made to Mr. Friedman in October 2020.

RH Segment selling, general and administrative expenses for the six months ended July 30, 2022 include $12 million of employer payroll tax expense associated with Mr. Friedman’s stock option exercise during the first quarter of fiscal 2022, amortization of non-cash compensation of $10 million related to an option grant made to Mr. Friedman in October 2020, $8.0 million related to asset impairments, $7.5 million of professional fees which were contingent upon the completion of our debt transactions related to the 2023 Notes and 2024 Notes and $0.6 million related to product recalls.

RH Segment selling, general and administrative expenses would have been 29.0% and 27.1% of net revenues for the six months ended July 29, 2023 and July 30, 2022, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by lower net revenues resulting in deleverage in compensation, occupancy and other corporate costs, partially offset by lower advertising costs due to the mailing of the new RH Contemporary Sourcebook in the second quarter of fiscal 2022 and lower pre-opening costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $5.4 million, or 12.8%, to $37 million in the six months ended July 29, 2023 compared to $42 million in the six months ended July 30, 2022. Waterworks selling, general and administrative expenses were 38.7% and 42.5% of net revenues for the six months ended July 29, 2023 and July 30, 2022, respectively.

Waterworks selling, general and administrative expenses for the six months ended July 30, 2022 include $3.5 million in compensation settlements related to the Rollover Units and Profit Interest Units and a $0.2 million asset impairment. Excluding the adjustments, Waterworks selling, general and administrative expenses would have been 38.7% and 38.8% of net revenues for the six months ended July 29, 2023 and July 30, 2022, respectively.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 49

Interest expense—net

Interest expense—net increased $37 million in the six months ended July 29, 2023 compared to the six months ended July 30, 2022, which consisted of the following in each period:

	SIX MONTHS ENDED
	JULY 29,	JULY 30,
	2023	2022

	(in thousands)
Term loan interest expense	$98,228	$40,983
Finance lease interest expense	17,280	14,962
Other interest expense	2,414	1,905
Interest income	(31,365)	(7,574)
Capitalized interest for capital projects	(2,319)	(3,157)
Total interest expense—net	$84,238	$47,119

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

Other (income) expense—net

Other income (expense)—net was income of $0.8 million in the six months ended July 29, 2023, which represents a foreign exchange gain from the remeasurement of intercompany loans with U.K. and Switzerland subsidiaries, offset by a loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro.

Other income (expense)—net was an expense of $2.9 million during the six months ended July 30, 2022, which included a $4.6 million loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to Pound Sterling and Euro, in addition to a foreign exchange loss from the remeasurement of an intercompany loan with a U.K. subsidiary. The foreign currency loss was partially offset by a net gain on derivative instruments of $1.7 million during the six months ended July 30, 2022, resulting from the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases. Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements.

Income tax expense (benefit)

Our income tax expense (benefit) and effective tax rates were as follows:

	SIX MONTHS ENDED
	JULY 29,	JULY 30,
	2023	2022

	(dollars in thousands)
Income tax expense (benefit)	$43,830	$(107,029)
Effective tax rate	27.0%	(49.6)%

The increase in our effective tax rate for the six months ended July 29, 2023 compared to the six months ended July 30, 2022 is primarily attributable to significantly lower net excess tax benefits from stock-based compensation in fiscal 2023 as compared to fiscal 2022.

50 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Equity method investments loss

Equity method investments loss consists of our proportionate share of the loss of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $5.0 million and $4.2 million loss during the six months ended July 29, 2023 and July 30, 2022, respectively.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	JULY 29,	JANUARY 28,
	2023	2023

	(in thousands)
Asset based credit facility	$—	$—
Term loan B(1)	1,965,000	1,975,000
Term loan B-2(1)	496,250	498,750
Equipment promissory notes(1)	—	1,160
Convertible senior notes due 2023(1)	—	1,696
Convertible senior notes due 2024(1)	41,904	41,904
Notes payable for share repurchases	315	315
Total debt(2)	$2,503,469	$2,518,825
Cash and cash equivalents	(417,047)	(1,508,101)
Total net debt	$2,086,422	$1,010,724
Availability under the asset based credit facility—net(3)	$453,792	$533,482
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance cost.
(2)	Net debt as of July 29, 2023 and January 28, 2023 excludes restricted cash of $3.5 million and $3.7 million, respectively, as well as non-recourse real estate loans of $18 million as of both periods related to our consolidated variable interest entities from our joint venture activities. These real estate loans are secured by the assets of such entities and the associated creditors do not have recourse against RH’s general assets. Refer to Note 5—Variable Interest Entities in our condensed consolidated financial statements.
(3)	As of both July 29, 2023 and January 28, 2023, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $27 million in outstanding letters of credit.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 51

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, rent for our retail and outlet locations, capital expenditures associated with opening new locations, updating existing locations, as well as the development of our infrastructure and information technology, and Sourcebooks. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. During the three months ended July 29, 2023, we invested $1,208 million of cash, inclusive of excise taxes paid, in the purchase of shares of our common stock pursuant to our Share Repurchase Program (refer to Item 2—Unregistered Sales of Equity Securities and Use of Proceeds within Part II of this Quarterly Report on Form 10-Q for information related to timing). We continuously evaluate our capital allocation strategy and may engage in future investments in connection with existing or new share repurchase programs (refer to “Share Repurchase Program and Share Retirement” below), which may include investments in derivatives or other equity linked instruments. We have in the past been, and continue to be, opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Capital raised from debt financings has enabled us to pursue various investments, including our investments in joint ventures. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

We believe our capital structure provides us with substantial optionality regarding capital allocation. Our near-term decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors affecting business conditions, such as the pandemic, inflation and increases in interest rates. We believe our existing cash balances and operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

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

52 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

We entered into a $2,000 million term debt financing in October 2021 (the “Term Loan B”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). The Term Loan B has a maturity date of October 20, 2028. As of July 29, 2023, we had $1,965 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to the Term Loan B.

In May 2022, we entered into an incremental term debt financing (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). The Term Loan B-2 has a maturity date of October 20, 2028. The Term Loan B-2 constitutes a separate class from the existing Term Loan B under the Term Loan Credit Agreement. As of July 29, 2023, we had $496 million outstanding under the Amended Term Loan Credit Agreement. We are required to make quarterly principal payments of $1.3 million with respect to the Term Loan B-2 from December 2022.

Convertible Senior Notes

In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes”).

As of July 29, 2023, we had $42 million remaining in aggregate principal amount of the 2024 Notes, which have a scheduled maturity in September 2024. We anticipate having sufficient cash available to repay the principal amount of the 2024 Notes in cash with respect to any convertible notes for which the holders elect early conversion, as well as upon maturity of the 2024 Notes in September 2024.

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the six months ended July 29, 2023, adjusted capital expenditures were $96 million in aggregate, net of cash received related to landlord tenant allowances of $4.1 million. In addition, we also received landlord tenant allowances subsequent to lease commencement of $2.4 million, which are reflected as a reduction to principal payments under finance leases within financing activities on the condensed consolidated statements of cash flows. We anticipate our adjusted capital expenditures to be $225 million to $275 million in fiscal 2023, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates and we may make adjustments to our allocation of capital in fiscal 2023 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 53

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	SIX MONTHS ENDED
	JULY 29,	JULY 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$248,355	$192,516
Net cash used in investing activities	(115,323)	(64,078)
Net cash used in financing activities	(1,224,481)	(224,156)
Net decrease in cash and cash equivalents, restricted cash and restricted cash equivalents	(1,091,178)	(96,158)
Cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	420,585	2,085,706

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation, loss on extinguishment of debt and the effect of changes in working capital and other activities.

For the six months ended July 29, 2023, net cash provided by operating activities was $248 million and consisted of net income of $118 million and an increase in non-cash items of $188 million, partially offset by a change in working capital and other activities of $57 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $42 million primarily due to payments made under the related lease agreements, a decrease in accounts payable and accrued expenses of $32 million, an increase in prepaid expenses and other current assets of $25 million, a decrease in other non-current obligations of $17 million and an increase in landlord assets under construction, net of tenant allowances, of $14 million. These uses of cash from working capital were partially offset by a decrease in merchandise inventory of $65 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the six months ended July 29, 2023, net cash used in investing activities was $115 million and was comprised of investments in retail stores, information technology and systems infrastructure of $82 million and additional contributions to our equity method investments of $34 million.

54 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

For the six months ended July 29, 2023, net cash used in financing activities was $1,224 million, primarily due to the repurchase of 3,698,887 shares of our common stock for an aggregate repurchase amount of $1,205 million, payments on term loans of $13 million, net payments under finance lease agreements of $5.5 million and repayments of the 2023 Notes of $1.7 million and equipment notes of $1.2 million. In addition, we paid $3.7 million of excise taxes related to share repurchases made in fiscal 2022. These cash outflows were partially offset by proceeds from option exercises of $4.7 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets and reclassification of assets from landlord assets under construction to finance lease right-of-use assets. In addition, non-cash transactions consist of excise tax from share repurchases included in accounts payable and accrued expenses at period-end, the extinguishment of convertible senior notes related to our repurchase obligations and associated financing liabilities and embedded derivatives arising from the convertible senior notes repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements), as well as shares issued and received related to convertible senior note transactions.

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

Convertible Senior Notes

Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on the 2023 Notes and 2024 Notes. The 2023 Notes matured in June 2023.

Asset Based Credit Facility

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

Term Loan

Refer to Note 10—Credit Facilities in our condensed consolidated financial statements for further information on our Term Loan.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 55

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

On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). In the six months ended July 29, 2023, we repurchased 3,698,887 shares of our common stock under the Share Repurchase Program at an average price of $325.65 per share, for an aggregate repurchase amount of approximately $1,205 million. As of July 29, 2023, $245 million remains available for future share repurchases under the Share Repurchase Program.

Share Retirement

During the six months ended July 29, 2023, we retired 3,698,887 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $8.6 million and $1,208 million from treasury stock to additional paid-in capital and retained earnings (accumulated deficit), respectively, on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit) as of and for the three and six months ended July 29, 2023.

56 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires senior leadership to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to our condensed consolidated financial statements.

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

Reasonably Certain Lease Term

Incremental Borrowing Rate

Fair Value

Stock-Based Compensation—Performance-Based Awards

Variable Interest Entities

There have been no material changes to the critical accounting policies and estimates listed above from the disclosures included in our 2022 Form 10-K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2022 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements for a description of recently issued accounting standards that may impact our results in future reporting periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

There have been no significant changes in our exposures to market risk since January 28, 2023, other than factors discussed below. Refer to Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K for a discussion on our exposures to market risk.

Interest Rate Risk

As described in our 2022 Form 10-K, our Term Loan Credit Agreement bears interest at variable rates and we are exposed to interest rate risk related to our outstanding debt. For every 100-basis point change in interest rates, our annual interest expense could change by approximately $39 million.

PART I. FINANCIAL INFORMATION	2023 SECOND QUARTER FORM 10-Q | 57

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide the reasonable assurance described above as of July 29, 2023.

Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our 2022 Form 10-K, the Quarterly Reports on Form 10-Q/A for the fiscal periods ended April 30, 2022, July 30, 2022, and October 29, 2022, and the Quarterly Report on Form 10-Q for the fiscal period ended April 29, 2023, we identified the following material weakness:

We did not design and maintain an effective control activity over the presentation and disclosure of net income per share, specifically the application of authoritative guidance, including new accounting standards, to the net income per share computations.

This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the fiscal periods ended April 30, 2022, July 30, 2022, and October 29, 2022 that were restated on Form 10-Q/A.

As previously disclosed in our 2022 Form 10-K, we designed and implemented an enhanced control activity related to the presentation and disclosure of net income per share, including the application of authoritative guidance and new accounting standards, to the net income per share computations. The enhanced control activity has operated for a sufficient period of time in order for us to conclude, through testing, that the control is designed and is operating effectively. As such, we concluded that the previously reported material weakness has been remediated as of July 29, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

58 | 2023 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

For additional information regarding legal proceedings, including certain securities litigation, refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements within Part I of this Quarterly Report on Form 10 Q.

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

PART II. OTHER INFORMATION	2023 SECOND QUARTER FORM 10-Q | 59

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended July 29, 2023, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(2)
				(in millions)
April 30, 2023 to May 27, 2023	—	$—	—	$1,450
May 28, 2023 to July 1, 2023	1,797,409	$299.23	1,797,409	$912
July 2, 2023 to July 29, 2023	1,901,478	$350.64	1,901,478	$245
Total	3,698,887		3,698,887
(1)	Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program authorized by the Board of Directors on October 10, 2018, replenished on March 25, 2019 and June 2, 2022.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

During the three months ended July 29, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

60 | 2023 SECOND QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.

PART II. OTHER INFORMATION	2023 SECOND QUARTER FORM 10-Q | 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 7, 2023	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2023	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: September 7, 2023	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

62 | 2023 SECOND QUARTER FORM 10-Q	SIGNATURES