Form 10-Q
period 2023-10-28
RH
filed 2023-12-07
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

or

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

As of December 1, 2023, 18,219,414 shares of the registrant’s common stock were outstanding.

RH

INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of October 28, 2023 and January 28, 2023	3
	Condensed Consolidated Statements of Income (Loss) (Unaudited) for the three and nine months ended October 28, 2023 and October 29, 2022	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended October 28, 2023 and October 29, 2022	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the three and nine months ended October 28, 2023 and October 29, 2022	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 28, 2023 and October 29, 2022	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56
Item 4.	Controls and Procedures	57

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	60
Signatures		61

2 | 2023 THIRD QUARTER FORM 10-Q	TABLE OF CONTENTS

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	OCTOBER 28,	JANUARY 28,
	2023	2023

	(in thousands)
ASSETS
Cash and cash equivalents	$380,695	$1,508,101
Restricted cash	1,960	3,662
Accounts receivable—net	56,053	59,763
Merchandise inventories	718,959	801,841
Prepaid expense and other current assets	129,213	139,297
Total current assets	1,286,880	2,512,664
Property and equipment—net	1,665,483	1,635,984
Operating lease right-of-use assets	616,571	527,246
Goodwill	140,997	141,048
Tradenames, trademarks and other intangible assets	75,746	74,633
Deferred tax assets	126,094	167,039
Equity method investments	128,112	101,468
Other non-current assets	200,736	149,207
Total assets	$4,240,619	$5,309,289
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$399,727	$374,949
Deferred revenue and customer deposits	302,976	325,754
Convertible senior notes due 2023	—	1,696
Convertible senior notes due 2024—net	41,807	—
Operating lease liabilities	89,492	80,384
Other current liabilities	100,972	103,190
Total current liabilities	934,974	885,973
Asset based credit facility	—	—
Term loan B—net	1,924,002	1,936,529
Term loan B-2—net	468,775	469,245
Real estate loans	17,844	17,909
Convertible senior notes due 2024—net	—	41,724
Non-current operating lease liabilities	570,073	505,809
Non-current finance lease liabilities	642,726	653,050
Deferred tax liabilities	6,139	6,315
Other non-current obligations	9,300	8,074
Total liabilities	4,573,833	4,524,628
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of October 28, 2023 and January 28, 2023	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,218,397 shares issued and outstanding as of October 28, 2023; 22,045,385 shares issued and outstanding as of January 28, 2023	2	2
Additional paid-in capital	270,928	247,076
Accumulated other comprehensive income (loss)	(8,996)	(2,403)
Retained earnings (accumulated deficit)	(595,148)	539,986
Total stockholders’ equity (deficit)	(333,214)	784,661
Total liabilities and stockholders’ equity (deficit)	$4,240,619	$5,309,289

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022

	(in thousands, except share and per share amounts)
Net revenues	$751,225	$869,066	$2,290,866	$2,817,978
Cost of goods sold	410,775	448,288	1,222,798	1,375,399
Gross profit	340,450	420,778	1,068,068	1,442,579
Selling, general and administrative expenses	289,214	250,528	766,252	832,627
Income from operations	51,236	170,250	301,816	609,952
Other expenses
Interest expense—net	54,640	31,417	138,878	78,536
Loss on extinguishment of debt	—	—	—	169,578
Other expense—net	5,305	1,989	4,466	4,841
Total other expenses	59,945	33,406	143,344	252,955
Income (loss) before income taxes and equity method investments	(8,709)	136,844	158,472	356,997
Income tax expense (benefit)	(9,215)	36,162	34,615	(70,867)
Income before equity method investments	506	100,682	123,857	427,864
Share of equity method investments loss	2,693	1,922	7,677	6,118
Net income (loss)	$(2,187)	$98,760	$116,180	$421,746
Weighted-average shares used in computing basic net income (loss) per share	18,371,545	23,681,482	20,459,241	23,588,464
Basic net income (loss) per share	$(0.12)	$4.17	$5.68	$17.88
Weighted-average shares used in computing diluted net income (loss) per share	18,371,545	26,098,265	22,207,813	26,947,087
Diluted net income (loss) per share	$(0.12)	$3.78	$5.23	$15.65

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022

	(in thousands)
Net income (loss)	$(2,187)	$98,760	$116,180	$421,746
Net loss from foreign currency translation	(12,268)	(4,890)	(6,593)	(11,275)
Comprehensive income (loss)	$(14,455)	$93,870	$109,587	$410,471

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—July 29, 2023	18,397,853	$2	$261,803	$3,272	$(549,659)	—	$—	$(284,582)
Stock-based compensation	—	—	9,820	—	—	—	—	9,820
Vested and delivered restricted stock units	196	—	(30)	—	—	—	—	(30)
Exercise of stock options	9,426	—	1,088	—	—	—	—	1,088
Repurchase of common stock—including excise tax	(189,078)	—	—	—	—	189,078	(45,055)	(45,055)
Retirement of treasury stock	—	—	(1,753)	—	(43,302)	(189,078)	45,055	—
Net loss	—	—	—	—	(2,187)	—	—	(2,187)
Net loss from foreign currency translation	—	—	—	(12,268)	—	—	—	(12,268)
Balances—October 28, 2023	18,218,397	$2	$270,928	$(8,996)	$(595,148)	—	$—	$(333,214)

Balances—July 30, 2022	23,715,191	$2	$334,054	$(7,795)	$893,983	—	$—	$1,220,244
Stock-based compensation	—	—	10,187	—	—	—	—	10,187
Vested and delivered restricted stock units	1,119	—	(171)	—	—	—	—	(171)
Exercise of stock options	20,777	—	1,527	—	—	—	—	1,527
Settlement of convertible senior notes	6	—	—	—	—	—	—	—
Repurchase of common stock	(127,557)	—	—	—	—	127,557	(31,710)	(31,710)
Retirement of treasury stock	—	—	(31,710)	—	—	(127,557)	31,710	—
Net income	—	—	—	—	98,760	—	—	98,760
Net loss from foreign currency translation	—	—	—	(4,890)	—	—	—	(4,890)
Balances—October 29, 2022	23,609,536	$2	$313,887	$(12,685)	$992,743	—	$—	$1,293,947

6 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(Unaudited)

	NINE MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—January 28, 2023	22,045,385	$2	$247,076	$(2,403)	$539,986	—	$—	$784,661
Stock-based compensation	—	—	28,538	—	—	—	—	28,538
Issuance of restricted stock	2,961	—	—	—	—	—	—	—
Vested and delivered restricted stock units	1,043	—	(126)	—	—	—	—	(126)
Exercise of stock options	55,042	—	5,816	—	—	—	—	5,816
Settlement of convertible senior notes	1,931	—	—	—	—	—	—	—
Repurchase of common stock—including excise tax	(3,887,965)	—	—	—	—	3,887,965	(1,261,690)	(1,261,690)
Retirement of treasury stock	—	—	(10,376)	—	(1,251,314)	(3,887,965)	1,261,690	—
Net income	—	—	—	—	116,180	—	—	116,180
Net loss from foreign currency translation	—	—	—	(6,593)	—	—	—	(6,593)
Balances—October 28, 2023	18,218,397	$2	$270,928	$(8,996)	$(595,148)	—	$—	$(333,214)

Balances—January 29, 2022	21,506,967	$2	$620,577	$(1,410)	$551,108	—	$—	$1,170,277
Stock-based compensation	—	—	33,725	—	—	—	—	33,725
Issuance of restricted stock	3,577	—	—	—	—	—	—	—
Vested and delivered restricted stock units	2,985	—	(494)	—	—	—	—	(494)
Exercise of stock options	3,223,552	—	153,568	—	—	—	—	153,568
Repurchase of common stock	(1,127,557)	—	—	—	—	1,127,557	(286,441)	(286,441)
Retirement of treasury stock	—	—	(286,441)	—	—	(1,127,557)	286,441	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(36,968)	—	14,705	—	—	36,968	(14,705)	—
Settlement of convertible senior notes	36,980	—	(14,705)	—	—	(36,968)	14,705	—
Termination of common stock warrants	—	—	(386,708)	—	—	—	—	(386,708)
Termination of convertible note hedge	—	—	236,050	—	—	—	—	236,050
Impact of ASU 2020-06 adoption	—	—	(56,390)	—	19,889	—	—	(36,501)
Net income	—	—	—	—	421,746	—	—	421,746
Net loss from foreign currency translation	—	—	—	(11,275)	—	—	—	(11,275)
Balances—October 29, 2022	23,609,536	$2	$313,887	$(12,685)	$992,743	—	$—	$1,293,947

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,180	$421,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,360	79,760
Non-cash operating lease cost	62,938	55,912
Asset impairments	7,165	19,080
Gain on sale of building and land	—	(775)
Stock-based compensation expense	28,538	33,725
Non-cash finance lease interest expense	25,920	23,526
Product recalls	(1,576)	560
Deferred income taxes	40,884	5,627
Loss on extinguishment of debt	—	169,578
Gain on derivative instruments—net	—	(1,724)
Share of equity method investments loss	7,677	6,118
Other non-cash items	6,601	5,542
Change in assets and liabilities:
Accounts receivable	3,676	(675)
Merchandise inventories	81,166	(96,598)
Prepaid expense and other assets	(12,788)	(152,892)
Landlord assets under construction—net of tenant allowances	(18,617)	(43,380)
Accounts payable and accrued expenses	(2,859)	(44,999)
Deferred revenue and customer deposits	(22,735)	(26,604)
Other current liabilities	(541)	(36,596)
Current and non-current operating lease liabilities	(65,021)	(56,936)
Other non-current obligations	(24,796)	(23,974)
Net cash provided by operating activities	316,172	336,021

8 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022
	(in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(131,840)	(109,675)
Equity method investments	(34,321)	(2,313)
Proceeds from sale of asset	—	5,287
Net cash used in investing activities	(166,161)	(106,701)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loans	—	500,000
Repayments under term loans	(18,750)	(15,000)
Borrowings under real estate loans	—	16,000
Repayments under real estate loans	(20)	(4)
Repayments under promissory and equipment security notes	(1,160)	(13,157)
Repayments of convertible senior notes	(1,696)	(13,053)
Repayment under convertible senior notes repurchase obligation	—	(395,372)
Debt extinguishment costs	—	(8,059)
Debt issuance costs	—	(27,733)
Principal payments under finance lease agreements—net of tenant allowances	(9,551)	(6,798)
Proceeds from termination of convertible senior note hedges	—	231,796
Payments for termination of common stock warrants	—	(390,934)
Repurchases of common stock—inclusive of excise taxes paid	(1,252,899)	(286,441)
Proceeds from exercise of stock options	5,816	153,568
Tax withholdings related to issuance of stock-based awards	(126)	(494)
Net cash used in financing activities	(1,278,386)	(255,681)
Effects of foreign currency exchange rate translation	(733)	(1,155)
Net decrease in cash and cash equivalents, restricted cash and restricted cash equivalents	(1,129,108)	(27,516)

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 9

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022
	(in thousands)
Cash and cash equivalents, restricted cash and restricted cash equivalents
Beginning of period—cash and cash equivalents	1,508,101	2,177,889
Beginning of period—restricted cash	3,662	—
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	—	3,975
Beginning of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$1,511,763	$2,181,864
End of period—cash and cash equivalents	380,695	2,150,466
End of period—restricted cash	1,960	3,882
End of period—cash and cash equivalents and restricted cash	$382,655	$2,154,348
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$38,031	$18,915
Landlord asset additions in accounts payable and accrued expenses at period-end	3,621	6,924
Property and equipment additions acquired under real estate loans	—	2,000
Excise tax from share repurchases in accounts payable and accrued expenses at period-end	12,491	—
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	—	221,886
Extinguishment of convertible senior notes related to repurchase obligation	—	(261,988)
Financing liability and embedded derivative arising from convertible senior notes repurchase	—	405,577
Shares issued on settlement of convertible senior notes	—	(14,705)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	—	14,705
Conversion of loan receivables into equity of consolidated variable interest entities	—	300

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

10 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

As of October 28, 2023, we operated a total of 68 RH Galleries and 42 RH Outlet stores, one RH Guesthouse, as well as 14 Waterworks Showrooms throughout the United States, Canada, and the United Kingdom. We also have sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of October 28, 2023, and the results of operations for the three and nine months ended October 28, 2023 and October 29, 2022. Our current fiscal year, which consists of 53 weeks, ends on February 3, 2024 (“fiscal 2023”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three and nine months ended October 28, 2023. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the “2022 Form 10-K”).

The results of operations for the three and nine months ended October 28, 2023, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year. Our business, like the businesses of retailers generally, is subject to uncertainty surrounding the financial impact of the factors as discussed in Business Conditions below.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 11

Business Conditions

There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including substantially higher interest and mortgage rates, increased inflation and volatility in the global financial markets related to the foregoing as well as, among other things, the conflict in the Middle East and the recent failures of several financial institutions. We experienced increased demand for our products during the pandemic, and there have been significant shifts in consumer consumption patterns with the easing of the pandemic including increases in travel and services rather than spending on home furnishings. These and other macroeconomic factors may have a number of adverse effects on macroeconomic conditions and markets in which we operate, including the housing market, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have an adverse impact on demand for our products. We believe that these macroeconomic and other factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

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

Supplier Finance Program

We facilitate a voluntary supply chain financing program (the “Financing Program”) with a third-party financial institution (the “Bank”) to provide participating suppliers with the opportunity to receive early payment on invoices, net of a discount charged to the supplier by the Bank. We are not a party to the supplier agreements with the Bank, and the terms of our payment obligations to suppliers are not impacted by a supplier’s participation in the Financing Program. Our responsibility is limited to making payments to the Bank on the terms originally negotiated with our suppliers, which are typically between 30 days and 60 days. There are no assets pledged as security or other forms of guarantees provided under the Financing Program.

The Financing Program is not indicative of a borrowing arrangement and the liabilities under the Financing Program are included in accounts payable and accrued expenses on the condensed consolidated balance sheets and associated payments are included within operating activities on the condensed consolidated statements of cash flows. As of October 28, 2023 and January 28, 2023, supplier invoices that have been confirmed as valid under the Financing Program included in accounts payable and accrued expenses were $30 million and $26 million, respectively.

12 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

New Accounting Standards or Updates Not Yet Adopted

Joint Venture Formations: Recognition and Initial Measurement

In August 2023, the FASB issued ASU 2023-05—Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. While ASU 2023-05 is not currently applicable to us because our existing arrangements in variable interest entities do not meet the definition of joint ventures as described in the updated standard, we will apply this guidance in future reporting periods after the guidance is effective to any future arrangements we enter into that meet the definition of a joint venture.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	OCTOBER 28,	JANUARY 28,
	2023	2023

	(in thousands)
Federal and state tax receivable	$25,649	$12,322
Vendor deposits	17,537	21,201
Prepaid expenses	17,442	24,352
Capitalized catalog costs	13,539	26,522
Value added tax (VAT) receivable	8,560	7,465
Tenant allowance receivable	5,898	8,336
Promissory notes receivable, including interest(1)	5,725	2,991
Right of return asset for merchandise	5,207	4,983
Interest income receivable	1,023	4,878
Other current assets	28,633	26,247
Total prepaid expense and other current assets	$129,213	$139,297
(1)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs (refer to Note 5—Variable Interest Entities).

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 13

Other non-current assets consist of the following:

	OCTOBER 28,	JANUARY 28,
	2023	2023

	(in thousands)
Landlord assets under construction—net of tenant allowances	$93,536	$45,511
Initial direct costs prior to lease commencement	54,021	51,249
Capitalized cloud computing costs—net(1)	22,315	21,529
Vendor deposits—non-current	9,432	10,593
Other deposits	7,560	7,143
Deferred financing fees	2,772	3,528
Other non-current assets	11,100	9,654
Total other non-current assets	$200,736	$149,207
(1)	Presented net of accumulated amortization of $16 million and $11 million as of October 28, 2023 and January 28, 2023, respectively.

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following sets forth the goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks (refer to Note 17—Segment Reporting):

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
January 28, 2023	$141,048	$57,633	$—	$17,000
Additions	—	1,113	—	—
Foreign currency translation	(51)	—	—	—
October 28, 2023	$140,997	$58,746	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

14 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

We measure the noncontrolling interests in the consolidated variable interest entities using the distribution provisions set out in the operating agreements of each Member LLC. As of October 28, 2023 and January 28, 2023, the noncontrolling interest holders had no claim to the net assets of each Member LLC based upon such distribution provisions. Accordingly, we did not recognize any noncontrolling interests as of October 28, 2023 and January 28, 2023.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 15

The carrying amounts and classification of the VIEs’ assets and liabilities included in the condensed consolidated balance sheets were as follows:

	OCTOBER 28,	JANUARY 28,
	2023	2023

	(in thousands)
ASSETS
Cash and cash equivalents	$9,029	$6,653
Restricted cash(1)	1,960	3,662
Prepaid expense and other current assets	1,714	3,670
Total current assets	12,703	13,985
Property and equipment—net(2)	238,034	187,093
Other non-current assets	12	122
Total assets	$250,749	$201,200
LIABILITIES
Accounts payable and accrued expenses	$8,365	$6,685
Other current liabilities	930	—
Total current liabilities	9,295	6,685
Real estate loans(3)	17,844	17,909
Other non-current obligations	909	929
Total liabilities	$28,048	$25,523
(1)	Restricted cash deposits are held in escrow for one Member LLC and represent a portion of the proceeds from the issuance of the Promissory Note (defined below) that are required to be used for tenant allowances specified in a lease agreement between us and the Member LLC.
(2)	Includes $63 million and $125 million of construction in progress as of October 28, 2023 and January 28, 2023, respectively.
(3)	Real estate loans are secured by the assets of each respective Member LLC and the associated creditors do not have recourse against RH’s general assets.

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

16 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

We have previously made contractually required contributions to the Aspen LLCs in an aggregate amount of $105 million in prior periods. In February 2023, we elected to make equity contributions to two of the Aspen LLCs totaling $31 million whereby such funding was used to repay a portion of third-party debt secured by certain real estate assets held by the Aspen LLCs. In April 2023, we made an additional equity contribution to one Aspen LLC of $1.8 million whereby such funding was used in connection with the acquisition of additional real estate assets. Inclusive of the equity contributions made during the nine months ended October 28, 2023, we have made in excess of $135 million in capital contributions to the Aspen LLCs. Our maximum exposure to loss with respect to these equity method investments is the carrying value of the equity method investments as of October 28, 2023.

During the nine months ended October 28, 2023 and October 29, 2022, we did not receive any distributions or have any undistributed earnings of equity method investments.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	OCTOBER 28,	JANUARY 28,
	2023	2023

	(in thousands)
Accounts payable	$179,539	$166,082
Accrued compensation	43,403	76,650
Accrued occupancy	31,346	28,830
Accrued sales and use tax(1)	25,426	21,950
Accrued legal settlements(1)(2)	17,804	47
Accrued interest	15,640	14,456
Accrued freight and duty	13,285	17,497
Excise tax payable on share repurchases(1)	12,491	3,700
Accrued catalog costs(1)	11,107	1,546
Accrued professional fees	5,793	7,447
Accrued legal contingencies(1)(2)	4,583	8,874
Other accrued expenses(1)	39,310	27,870
Total accounts payable and accrued expenses	$399,727	$374,949
(1)	Prior year amounts have been adjusted to conform to the current period presentation.
(2)	Refer to Note 16—Commitments and Contingencies.

Reorganization

As reported in our 2022 Form 10-K, we implemented a restructuring on March 24, 2023 that included workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with the initiative included the elimination of numerous leadership and other positions throughout the organization, which affected approximately 440 roles. The reorganization was completed during the first quarter of fiscal 2023. During the nine months ended October 28, 2023, we incurred total charges relating to the reorganization of $7.6 million consisting primarily of severance costs and related taxes. As of October 28, 2023, we had accruals of $1.3 million included in accounts payable and accrued expenses related to the reorganization.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 17

Other current liabilities consist of the following:

	OCTOBER 28,	JANUARY 28,
	2023	2023

	(in thousands)
Unredeemed gift card and merchandise credit liability	$27,328	$26,733
Current portion of term loans	25,000	25,000
Allowance for sales returns	19,729	20,747
Finance lease liabilities	18,151	17,007
Foreign tax payable	4,232	4,365
Other current liabilities	6,532	9,338
Total other current liabilities	$100,972	$103,190

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of October 28, 2023 will be recognized within six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended October 28, 2023 and October 29, 2022, we recognized $7.5 million and $5.0 million, respectively, of revenue related to previous deferrals related to our gift cards. During the nine months ended October 28, 2023 and October 29, 2022, we recognized $19 million and $16 million, respectively, of revenue related to previous deferrals related to our gift cards. We expect that approximately 70 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	OCTOBER 28,	JANUARY 28,
	2023	2023

	(in thousands)
Unrecognized tax benefits	$3,016	$2,962
Other non-current obligations	6,284	5,112
Total other non-current obligations	$9,300	$8,074

18 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022

	(in thousands)
Operating lease cost(1)	$31,159	$25,153	$84,913	$75,190
Finance lease costs
Amortization of leased assets(1)	13,724	13,964	41,069	38,334
Interest on lease liabilities(2)	8,640	8,564	25,920	23,526
Variable lease costs(3)	5,463	5,681	17,628	22,015
Sublease income(4)	(1,400)	(1,085)	(4,366)	(3,298)
Total lease costs—net	$57,586	$52,277	$165,164	$155,767
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income (loss) based on our accounting policy. Refer to Note 3—Significant Accounting Policies in our 2022 Form 10-K.
(2)	Included in interest expense—net on the condensed consolidated statements of income (loss).
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $3.2 million and $3.4 million for the three months ended October 28, 2023 and October 29, 2022, respectively, and $11 million and $15 million for the nine months ended October 28, 2023 and October 29, 2022, respectively, as well as charges associated with common area maintenance of $2.2 million and $2.3 million for the three months ended October 28, 2023 and October 29, 2022, respectively, and $6.8 million and $6.9 million for the nine months ended October 28, 2023 and October 29, 2022 respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income (loss).

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 19

Lease right-of-use assets and lease liabilities consist of the following:

		OCTOBER 28,	JANUARY 28,
		2023	2023

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$616,571	$527,246
Finance leases(1)(2)(3)	Property and equipment—net	1,037,441	1,078,979
Total lease right-of-use assets		$1,654,012	$1,606,225
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$89,492	$80,384
Finance leases	Other current liabilities	18,151	17,007
Total lease liabilities—current		107,643	97,391
Non-current
Operating leases	Non-current operating lease liabilities	570,073	505,809
Finance leases	Non-current finance lease liabilities	642,726	653,050
Total lease liabilities—non-current		1,212,799	1,158,859
Total lease liabilities		$1,320,442	$1,256,250
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $263 million and $224 million as of October 28, 2023 and January 28, 2023, respectively.
(3)	Includes $38 million and $39 million as of October 28, 2023 and January 28, 2023, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs (refer to Note 5—Variable Interest Entities).
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

20 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The maturities of lease liabilities are as follows as of October 28, 2023:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2023	$28,849	$12,559	$41,408
2024	118,065	50,342	168,407
2025	112,241	51,757	163,998
2026	105,853	52,524	158,377
2027	98,820	53,665	152,485
2028	65,310	52,727	118,037
Thereafter	310,293	914,073	1,224,366
Total lease payments(1)(2)	839,431	1,187,647	2,027,078
Less—imputed interest(3)	(179,866)	(526,770)	(706,636)
Present value of lease liabilities	$659,565	$660,877	$1,320,442
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $694 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of October 28, 2023, of which $8.0 million, $27 million, $42 million, $39 million, $41 million and $41 million will be paid in the remainder of fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026, fiscal 2027 and fiscal 2028, respectively, and $496 million will be paid subsequent to fiscal 2028.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	8.7	8.5
Finance leases	21.3	22.1
Weighted-average discount rate
Operating leases	5.02%	4.04%
Finance leases	5.33%	5.32%

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 21

Other information related to leases consists of the following:

	NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(82,975)	$(75,570)
Operating cash flows from finance leases	(26,049)	(23,526)
Financing cash flows from finance leases—net(1)	(9,551)	(6,798)
Total cash outflows from leases	$(118,575)	$(105,894)
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations (non-cash)
Operating leases	$138,180	$42,883
Finance leases	1,301	108,547
(1)	Represents the principal portion of lease payments, partially offset by tenant allowances received under finance leases subsequent to lease commencement of $2.4 million and $4.2 million for the nine months ended October 28, 2023 and October 29, 2022, respectively.

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

	OCTOBER 28,			JANUARY 28,
	2023			2023
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST	AMOUNT	AMOUNT	COST	AMOUNT

	(in thousands)
Convertible senior notes due 2023(1)	$—	$—	$—	$1,696	$—	$1,696
Convertible senior notes due 2024(2)	41,904	(97)	41,807	41,904	(180)	41,724
Total convertible senior notes	$41,904	$(97)	$41,807	$43,600	$(180)	$43,420
(1)	As of January 28, 2023, the 2023 Notes outstanding were classified as convertible senior notes due 2023 within current liabilities. The 2023 Notes matured and were repaid June 2023 and, as of October 28, 2023, the 2023 Notes are no longer outstanding.
(2)	As of October 28, 2023, the 2024 Notes outstanding were classified as convertible seniors notes due 2024—net within current liabilities. As of January 28, 2023, the 2024 Notes outstanding were classified as convertible senior notes due 2024—net within non-current liabilities.

22 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

2023 Notes and 2024 Notes—Bond Hedge and Warrant Terminations and Notes Repurchase

Bond Hedge and Warrant Terminations

During the first quarter of fiscal 2022, we entered into agreements with certain financial institutions (collectively, the “Counterparties”) to repurchase all of the warrants issued in connection with the 2023 Notes and 2024 Notes at an aggregate purchase price of $184 million and $203 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a volume weighted-average price measurement period of two or three days. Upon entering into these agreements, the warrants were reclassified from stockholders’ equity to current liabilities on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding net loss on the fair value adjustment of the warrants of $4.2 million, which is classified within other expense—net on the condensed consolidated statements of income (loss). Upon settlement of these agreements in April 2022, we paid an aggregate of $391 million in cash to terminate the warrants.

During the first quarter of fiscal 2022, we entered into agreements with the Counterparties to terminate all of the convertible note bond hedges issued in connection with the 2023 Notes and 2024 Notes to receive an aggregate closing price of $56 million and $180 million, respectively, subject to adjustment for a settlement feature based on pricing formulations linked to the trading price of our common stock over a three day volume weighted-average price measurement period. Upon entering into these agreements, the bond hedges were reclassified from stockholders’ equity to current assets on the condensed consolidated balance sheets, and accordingly, we recognized a corresponding loss on the fair value adjustment of the settlement feature of $4.3 million, which is classified within other expense—net on the condensed consolidated statements of income (loss). Upon settlement of these agreements in April 2022, we received an aggregate of $232 million in cash for the termination of the bond hedges.

Notes Repurchase

During the first quarter of fiscal 2022, we entered into individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $45 million and $135 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Notes Repurchase”). The Notes Repurchase provided for an estimated settlement cost of $325 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a five day volatility weighted-average price measurement period that ended on April 29, 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $180 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $325 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $278 million, with the remaining $47 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $146 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $1.0 million. Upon the remeasurement of the amount owed to the holders in terms of the embedded feature, a total of $314 million was paid in cash to the holders, representing the combined carrying value of the debt liability of $47 million, as well as the fair value of the bifurcated embedded equity derivative upon settlement of $267 million. Accordingly, we recognized a gain on the fair value adjustment of the bifurcated embedded equity derivative of $11 million, which is classified within other expense—net on the condensed consolidated statements of income (loss).

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 23

During the second quarter of fiscal 2022, we entered into additional individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $18 million and $39 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Additional Notes Repurchase”). The Additional Notes Repurchase provided for an estimated settlement cost of $80 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a one day volatility weighted-average price measurement period occurring in July 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $57 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $80 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $55 million, with the remaining $25 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $23 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $0.3 million. Upon the remeasurement of the amount owed to the holders in terms of the embedded feature, a total of $82 million was paid in cash to the holders, representing the combined carrying value of the debt liability of $25 million, as well as the fair value of the bifurcated embedded equity derivative upon settlement of $57 million. Accordingly, we recognized a loss on the fair value adjustment of the bifurcated embedded equity derivative of $1.5 million, which is classified within other (income) expense—net on the condensed consolidated statements of income (loss).

$350 million 0.00% Convertible Senior Notes due 2024

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2022. However, this condition was not met for the calendar quarter ended June 30, 2022 through the calendar quarter ended June 30, 2023, but was met for the calendar quarter ended September 30, 2023, and as a result, the 2024 Notes are convertible as of September 30, 2023. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

The remaining liability for the 2024 Notes is classified as a current obligation on our condensed consolidated balance sheets since the maturity date of the outstanding 2024 Notes is on September 15, 2024. The settlement will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

24 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

In June 2023, upon the maturity of the 2023 Notes, the remaining $1.7 million in aggregate principal amount of the 2023 Notes settled for $1.7 million in cash. During fiscal 2023 through the maturity of the 2023 Notes, we issued in aggregate 1,931 shares of common stock upon settlement of the 2023 Notes.

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	OCTOBER 28,				JANUARY 28,
	2023				2023
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE(1)	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(2)	6.68%	$—	$—	$—	$—	$—	$—
Term loan B(3)	7.93%	1,960,000	(15,998)	1,944,002	1,975,000	(18,471)	1,956,529
Term loan B-2(4)	8.67%	495,000	(21,225)	473,775	498,750	(24,505)	474,245
Equipment promissory notes(5)	—	—	—	—	1,160	—	1,160
Total credit facilities		$2,455,000	$(37,223)	$2,417,777	$2,474,910	$(42,976)	$2,431,934
(1)	Interest rates for the asset based credit facility and term loans represent the weighted-average interest rates as of October 28, 2023.
(2)	Deferred financing fees associated with the asset based credit facility as of October 28, 2023 and January 28, 2023 were $2.8 million and $3.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit.
(3)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,940 million and $1,955 million were included in term loan—net on the condensed consolidated balance sheets as of October 28, 2023 and January 28, 2023, respectively, and $20 million was included in other current liabilities on the condensed consolidated balance sheets as of both October 28, 2023 and January 28, 2023.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 25

(4)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $490 million and $494 million were included in term loan B-2—net on the condensed consolidated balance sheets as of October 28, 2023 and January 28, 2023, respectively, and $5.0 million was included in other current liabilities on the condensed consolidated balance sheets as of both October 28, 2023 and January 28, 2023.
(5)	Represents total equipment security notes secured by certain of our property and equipment, which were included in other current liabilities on the condensed consolidated balance sheets as of January 28, 2023. The equipment security note was repaid in full in April 2023.

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

26 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of October 28, 2023, RHI was in compliance with the FCCR Covenant.

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

The availability of the revolving line of credit at any given time under the ABL Credit Agreement is limited by the terms and conditions of the ABL Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit). As of October 28, 2023, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $430 million, net of $44 million in outstanding letters of credit.

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

Through July 31, 2023, the Term Loan B bore interest at an annual rate based on LIBOR subject to a 0.50% LIBOR floor plus an interest rate margin of 2.50% (with a stepdown of the interest rate margin if RHI achieves a specified public corporate family rating). LIBOR was a floating interest rate that reset periodically during the life of the Term Loan B. At the date of borrowing, the interest rate was set at the LIBOR floor of 0.50% plus 2.50% and the Term Loan B was issued at a discount of 0.50% to face value. Effective August 1, 2023, the Term Loan B bears interest at an annual rate based on SOFR subject to a 0.50% SOFR floor plus an interest rate margin of 2.50% plus a credit spread adjustment.

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

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 27

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

The estimated fair value and carrying value of the 2023 Notes, the 2024 Notes, the Term Loan Credit Agreement and the real estate loans were as follows:

	OCTOBER 28,		JANUARY 28,
	2023		2023
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2023	$—	$—	$1,622	$1,696
Convertible senior notes due 2024	38,520	41,904	37,351	41,904
Term loan B	1,853,127	1,960,000	1,961,056	1,975,000
Term loan B-2	482,805	495,000	500,215	498,750
Real estate loans	16,583	17,844	17,909	17,909
(1)	The principal carrying value of the 2023 Notes and 2024 Notes excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third-party offering costs, as applicable. The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs.

28 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

NOTE 12—INCOME TAXES

Our income tax expense (benefit) and effective tax rates were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022

	(dollars in thousands)
Income tax expense (benefit)	$(9,215)	$36,162	$34,615	$(70,867)
Effective tax rate	80.8%	26.8%	23.0%	(20.2)%

The increase in our effective tax rate for the three months ended October 28, 2023 compared to the three months ended October 29, 2022 is primarily attributable to the net loss in the current period and tax benefits from the Federal Rehabilitation Tax Credit related to the San Francisco Design Gallery. The increase in our effective tax rate for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022 is primarily attributable to significantly lower net excess tax benefits from stock-based compensation in fiscal 2023 as compared to fiscal 2022.

As of October 28, 2023, we had $8.3 million of unrecognized tax benefits, of which $7.5 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of October 28, 2023, we had $5.7 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

NOTE 13—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share are presented in the table below.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023(1)	2022	2023	2022
Weighted-average shares—basic	18,371,545	23,681,482	20,459,241	23,588,464
Effect of dilutive stock-based awards	—	2,209,736	1,545,988	2,943,274
Effect of dilutive convertible senior notes(2)	—	207,047	202,584	415,349
Weighted-average shares—diluted	18,371,545	26,098,265	22,207,813	26,947,087
(1)	As we reported a net loss for the three months ended October 28, 2023, the weighted-average shares outstanding for basic and diluted are the same for the corresponding period.
(2)	The dilutive effect of the 2023 Notes and 2024 Notes is calculated under the if-converted method, which assumes share settlement of the entire convertible debt instrument. The 2023 Notes terminated in June 2023 and did not have an impact on our diluted share count post-termination. The warrants associated with the 2023 Notes and 2024 Notes had an impact on our dilutive share count beginning at stock prices of $309.84 per share and $338.24 per share, respectively. The warrants associated with the 2023 Notes and 2024 Notes were repurchased in April 2022 and, as a result, no warrant instruments were outstanding as of and after April 30, 2022. Accordingly, the warrants have no impact on our dilutive shares post-repurchase. Refer to Note 9—Convertible Senior Notes.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 29

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022
Options	2,999,409	1,084,920	1,275,183	1,083,745
Restricted stock units	16,547	19,310	15,705	19,443
Convertible senior notes	198,223	—	—	308,824

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

In the nine months ended October 29, 2022, we repurchased 1,127,557 shares of our common stock under the Share Repurchase Program at an average price of $254.02 per share, for an aggregate repurchase amount of approximately $286 million.

In the nine months ended October 28, 2023, we repurchased 3,887,965 shares of our common stock under the Share Repurchase Program at an average price of $321.28 per share, for an aggregate repurchase amount of approximately $1,261 million, inclusive of $12 million of excise taxes. The excise tax liability is recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets as of October 28, 2023.

As of October 28, 2023, $201 million remains available for future share repurchases under this program.

Share Retirement

In the nine months ended October 29, 2022, we retired 1,127,557 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $286 million from treasury stock to additional paid-in capital on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit) as of and for the nine months ended October 29, 2022.

In the nine months ended October 28, 2023, we retired 3,887,965 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $10 million and $1,251 million from treasury stock to additional paid-in capital and retained earnings (accumulated deficit), respectively, on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit) as of and for the nine months ended October 28, 2023.

Refer to the condensed consolidated statements of stockholders’ equity (deficit) for shares repurchased and subsequently retired in the three months ended October 28, 2023.

NOTE 15—STOCK-BASED COMPENSATION

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

30 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

A summary of options outstanding, vested or expected to vest, and exercisable as of October 28, 2023 was as follows:

		WEIGHTED	WEIGHTED	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding	3,637,625	$189.03	5.4	$296,799
Options vested or expected to vest	3,362,736	182.91	5.2	291,519
Options exercisable	2,560,660	162.67	4.5	265,227

Stock-based compensation expense, which is included in selling, general and administrative expenses on the condensed consolidated statements of income (loss), was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022

	(in thousands)
Stock-based compensation expense(1)	$9,820	$10,187	$28,538	$33,725
(1)	On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the 2012 Stock Incentive Plan. The option will result in aggregate non-cash stock compensation expense of $174 million, of which $2.0 million and $4.1 million was recognized during the three months ended October 28, 2023 and October 29, 2022, respectively, and $7.5 million and $14 million was recognized during the nine months ended October 28, 2023 and October 29, 2022, respectively.

No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 31

As of October 28, 2023, the total unrecognized compensation expense and weighted average remaining term was as follows:

	UNRECOGNIZED	WEIGHTED
	STOCK BASED	AVERAGE
	COMPENSATION	REMAINING TERM
	(in thousands)	(in years)
Unvested options(1)	$100,628	4.5
Unvested restricted stock and restricted stock units	6,032	3.4
Total	$106,660
(1)	Includes unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 of $7.5 million, which will be recognized on an accelerated basis through May 2025.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of October 28, 2023.

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

Certain legal proceedings that we currently face involve various class-action allegations, including cases related to our employment practices, the application of state wage-and-hour laws and other causes of action. We have faced similar litigation in the past, including class action cases. Due to the inherent difficulty of predicting the course of legal actions related to complex legal matters, including class-action allegations, such as the eventual scope, duration or outcome, we may be unable to estimate the amount or range of any potential loss that could result from an unfavorable outcome arising from such matters. Our assessment of these legal proceedings, as well as other lawsuits, could change based upon the discovery of facts that are not presently known or developments during the course of the litigation. We have settled certain class action cases, but continue to defend a variety of legal actions and our estimates of our exposure in such cases may evolve over time. Accordingly, the ultimate costs to resolve litigation, including class action cases, may be substantially higher or lower than our estimates.

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

32 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and to allocate resources. Operating income is defined as net income (loss) before interest expense—net, loss on extinguishment of debt, other expense—net, income tax expense (benefit) and our share of equity method investments loss. Segment operating income excludes (i) legal settlements, (ii) severance costs associated with a reorganization, (iii) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020, (iv) asset impairments, (v) product recalls, (vi) employer payroll tax expense related to an option exercise by Mr. Friedman, (vii) professional fees related to the 2023 Notes and 2024 Notes transactions (refer to Note 9—Convertible Senior Notes), (viii) compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary and (ix) gain on sale of building and land. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 33

The following table presents segment operating income and income (loss) before income taxes and equity method investments:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022

	(in thousands)
Operating income:
RH Segment	$50,200	$173,162	$307,590	$639,219
Waterworks	4,963	7,187	19,329	22,394
Total segment operating income	55,163	180,349	326,919	661,613
Legal settlements	—	4,188	(8,000)	4,188
Reorganization related costs	—	—	(7,621)	—
Non-cash compensation	(1,972)	(4,136)	(7,527)	(14,315)
Asset impairments	(3,531)	(10,926)	(3,531)	(19,080)
Recall accrual	1,576	—	1,576	(560)
Employer payroll taxes on option exercise	—	—	—	(11,717)
Professional fees	—	—	—	(7,469)
Compensation settlements	—	—	—	(3,483)
Gain on sale of building and land	—	775	—	775
Income from operations	51,236	170,250	301,816	609,952
Interest expense—net	54,640	31,417	138,878	78,536
Loss on extinguishment of debt	—	—	—	169,578
Other expense—net	5,305	1,989	4,466	4,841
Income (loss) before income taxes and equity method investments	$(8,709)	$136,844	$158,472	$356,997

The following tables present the results of operations metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting:

	THREE MONTHS ENDED
	OCTOBER 28,			OCTOBER 29,
	2023			2022

	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$705,061	$46,164	$751,225	$821,260	$47,806	$869,066
Gross profit	315,980	24,470	340,450	394,947	25,831	420,778
Depreciation and amortization	27,533	921	28,454	26,785	1,247	28,032

34 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

	NINE MONTHS ENDED
	OCTOBER 28,			OCTOBER 29,
	2023			2022

	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$2,146,192	$144,674	$2,290,866	$2,670,390	$147,588	$2,817,978
Gross profit	990,490	77,578	1,068,068	1,362,843	79,736	1,442,579
Depreciation and amortization	80,786	3,574	84,360	75,980	3,780	79,760

The Real Estate segment share of equity method investments loss was $2.7 million and $1.9 million in the three months ended October 28, 2023 and October 29, 2022, respectively, and $7.7 million and $6.1 million in the nine months ended October 28, 2023 and October 29, 2022, respectively. Our share of income from equity method investments for the Waterworks segment were immaterial for all fiscal periods presented.

The following table presents the financial position metrics as required under ASC 280—Segment Reporting:

	OCTOBER 28,				JANUARY 28,
	2023				2023

	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$140,997	$—	$—	$140,997	$141,048	$—	$—	$141,048
Tradenames, trademarks and other intangible assets(2)	58,746	17,000	—	75,746	57,633	17,000	—	74,633
Equity method investments	—	858	127,254	128,112	—	623	100,845	101,468
Total assets	3,833,341	243,351	163,927	4,240,619	4,953,610	217,228	138,451	5,309,289
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as our hospitality operations. Net revenues in each category were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022

	(in thousands)
Furniture	$518,923	$597,520	$1,575,916	$1,959,760
Non-furniture	232,302	271,546	714,950	858,218
Total net revenues	$751,225	$869,066	$2,290,866	$2,817,978

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of October 28, 2023, we operated four retail locations and two outlets in Canada and two retail locations and one outlet in the U.K. Geographic revenues in Canada and the U.K. are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented.

No single customer accounted for 10% or more of our consolidated net revenues in any fiscal period presented.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 35

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

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three and nine months ended October 28, 2023, and a comparison to the three and nine months ended October 29, 2022. The discussion related to cash flows for the nine months ended October 29, 2022 has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q/A for the quarter ended October 29, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2023.

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

Basis of Presentation and Results of Operations. This section provides our condensed consolidated statements of income (loss) and other financial and operating data, including a comparison of our results of operations in the current period as compared to the prior year’s comparative period, as well as non-GAAP measures we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

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

36 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, not be short term and may recur in one or more future financial reporting periods. We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect, or that future developments affecting us will be those that we have anticipated. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled Risk Factors in our 2022 Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly periods ended April 29, 2023 and July 29, 2023 and in our 2022 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada, the United Kingdom and Germany, and have an integrated RH Hospitality experience in 15 of our Design Gallery locations, which includes Restaurants and Wine Bars.

We opened the RH Guesthouse in New York in September 2022, a first-of-its-kind hospitality experience for travelers seeking privacy and luxury. The property features six guest rooms, three guest suites and a private residence, as well as The Dining Room & Terrace. In November 2023, we opened the Champagne & Caviar Bar at the RH Guesthouse New York, featuring a luminous and alluring 32-seat lounge with elegant dishes topped with caviar, a library of the world’s finest champagnes and vodkas, and a select menu of timeless cocktails.

In June 2023, we opened RH England, The Gallery at the Historic Aynho Park, a 400-year-old landmark estate representing the most inspiring and immersive physical expression of the brand to date. RH England marks the beginning of our global expansion beyond North America and our continued foray into hospitality with two primary restaurants: The Orangery, a live fire concept; and The Loggia, an outdoor venue featuring wood-fired pizzas. The Gallery also includes the Wine Lounge and Tea Salon, as well as the Juicery. Spanning 73 acres and over 60 rooms, RH England seamlessly integrates luxury home furnishings collections from RH Interiors, Contemporary, Modern and Outdoor.

In November 2023, we opened RH Munich, The Gallery on Sendlinger Strasse in Germany, and RH Düsseldorf, The Gallery on the Königsallee. The opening of these two Galleries marks the beginning of our expansion into continental Europe.

We have recently undertaken substantial efforts to introduce the most prolific collection of new products in our history, with over 70 new furniture and upholstery collections across Interiors, Contemporary, Modern, Outdoor, Baby & Child and TEEN. These new collections reflect a level of design and quality inaccessible in our current market, and a value proposition that will be disruptive across multiple markets. In fiscal 2023, our investment in Sourcebooks has increased in connection with introducing these new products, which we expect to continue over the next several quarters.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 37

As of October 28, 2023, we operated the following number of locations:

COUNT
RH
Design Galleries	28
Legacy Galleries	36
Modern Gallery	1
Baby & Child and TEEN Galleries	3
Total Galleries	68
Outlets	42
Guesthouse	1
Waterworks Showrooms	14

Business Conditions

There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including substantially higher interest and mortgage rates, increased inflation and volatility in the global financial markets related to the foregoing as well as, among other things, the conflict in the Middle East and the recent failures of several financial institutions. We experienced increased demand for our products during the pandemic and there have been significant shifts in consumer consumption patterns with the easing of the pandemic, including increases in travel and services rather than spending on home furnishings. These and other macroeconomic factors may have a number of adverse effects on macroeconomic conditions and markets in which we operate, including the housing market, with the potential for an economic recession and a sustained downturn in the housing market. Factors such as a slowdown in the housing market or negative trends in stock market prices could have an adverse impact on demand for our products. We believe that these macroeconomic and other factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.

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

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve industry-leading revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Contemporary, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. With the recent launch of the fall RH Interiors and RH Contemporary Sourcebooks, we have begun the introduction of the most prolific collection of new products in our history, which will continue into next year. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

38 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally with the objective of launching international locations in Europe, which began with the opening of RH England, The Gallery at the Historic Aynho Park, in June 2023, followed by the November 2023 openings of RH Munich and RH Düsseldorf in Germany. We have secured a number of locations in various markets in the U.K. and continental Europe for future Design Galleries and are currently in lease or purchase negotiations for additional locations.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 39

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income (loss):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	OCTOBER 28,	% OF NET	OCTOBER 29,	% OF NET	OCTOBER 28,	% OF NET	OCTOBER 29,	% OF NET
	2023	REVENUES	2022	REVENUES	2023	REVENUES	2022	REVENUES

	(dollars in thousands)
Net revenues	$751,225	100.0%	$869,066	100.0%	$2,290,866	100.0%	$2,817,978	100.0%
Cost of goods sold	410,775	54.7	448,288	51.6	1,222,798	53.4	1,375,399	48.8
Gross profit	340,450	45.3	420,778	48.4	1,068,068	46.6	1,442,579	51.2
Selling, general and administrative expenses	289,214	38.5	250,528	28.8	766,252	33.4	832,627	29.6
Income from operations	51,236	6.8	170,250	19.6	301,816	13.2	609,952	21.6
Other expenses
Interest expense—net	54,640	7.3	31,417	3.7	138,878	6.1	78,536	2.7
Loss on extinguishment of debt	—	—	—	—	—	—	169,578	6.0
Other expense—net	5,305	0.7	1,989	0.2	4,466	0.2	4,841	0.2
Total other expenses	59,945	8.0	33,406	3.9	143,344	6.3	252,955	8.9
Income (loss) before income taxes and equity method investments	(8,709)	(1.2)	136,844	15.7	158,472	6.9	356,997	12.7
Income tax expense (benefit)	(9,215)	(1.3)	36,162	4.1	34,615	1.5	(70,867)	(2.5)
Income before equity method investments	506	0.1	100,682	11.6	123,857	5.4	427,864	15.2
Share of equity method investments loss	2,693	0.4	1,922	0.2	7,677	0.3	6,118	0.2
Net income (loss)	$(2,187)	(0.3)%	$98,760	11.4%	$116,180	5.1%	$421,746	15.0%

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use non-GAAP financial measures, including adjusted operating income, adjusted net income (loss), EBITDA, adjusted EBITDA, and adjusted capital expenditures. We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains and to adjust for the impact of income tax items related to such adjustments to our GAAP financial statements. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision-making. The non-GAAP financial measures used by us in this Quarterly Report on Form 10-Q may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

For more information on the non-GAAP financial measures, please see the reconciliation of GAAP to non-GAAP financial measures tables outlined below. These accompanying tables include details on the GAAP financial measures that are most directly comparable to non-GAAP financial measures and the related reconciliations between these financial measures.

40 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022

	(in thousands)
Net income (loss)	$(2,187)	$98,760	$116,180	$421,746
Interest expense—net(1)	54,640	31,417	138,878	78,536
Loss on extinguishment of debt(1)	—	—	—	169,578
Other expense—net(1)	5,305	1,989	4,466	4,841
Income tax expense (benefit)(1)	(9,215)	36,162	34,615	(70,867)
Share of equity method investments loss(1)	2,693	1,922	7,677	6,118
Operating income	51,236	170,250	301,816	609,952
Legal settlements(2)	—	(4,188)	8,000	(4,188)
Reorganization related costs(3)	—	—	7,621	—
Non-cash compensation(4)	1,972	4,136	7,527	14,315
Asset impairments(5)	3,531	10,926	3,531	19,080
Recall accrual(6)	(1,576)	—	(1,576)	560
Employer payroll taxes on option exercise(7)	—	—	—	11,717
Professional fees(8)	—	—	—	7,469
Compensation settlements(9)	—	—	—	3,483
Gain on sale of building and land(10)	—	(775)	—	(775)
Adjusted operating income	$55,163	$180,349	$326,919	$661,613
(1)	Refer to discussion “Three Months Ended October 28, 2023 Compared to Three Months Ended October 29, 2022” and “Nine Months Ended October 28, 2023 Compared to Nine Months Ended October 29, 2022” below for a discussion of our results of operations for the three and nine months ended October 28, 2023 and October 29, 2022.
(2)	The adjustment in the nine months ended October 28, 2023 represents certain legal settlements associated with class action litigation matters. Refer to Note 16—Commitments and Contingencies in our condensed consolidated financial statements. The adjustment in the three and nine months ended October 29, 2022 represents a favorable legal settlement associated with a lease agreement.
(3)	Represents severance costs and related payroll taxes associated with a reorganization.
(4)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(5)	The adjustment in the three and nine months ended October 28, 2023 includes impairment of property and equipment of $2.2 million related to the interior refresh of our Design Galleries, as well as impairment of a loan receivable of $1.3 million. The adjustment in the three and nine months ended October 29, 2022 includes inventory impairment of $11 million. The adjustment in the nine months ended October 29, 2022 also includes asset impairment related to property and equipment of Galleries under construction, as well as lease impairment of $1.0 million due to the early exit of a leased facility.
(6)	The adjustment in the three and nine months ended October 28, 2023 represents accrual adjustments related to product recall charges. The adjustment in the nine months ended October 29, 2022 represents charges associated with product recalls.
(7)	Represents employer payroll tax expense related to the option exercise by Mr. Friedman in the first quarter of fiscal 2022.
(8)	Represents professional fees contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 41

(9)	Represents compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary.
(10)	Represents gain on sale of building and land.

Adjusted Net Income (Loss). Adjusted net income (loss) is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income (Loss) to Adjusted Net Income (Loss)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022

	(in thousands)
Net income (loss)	$(2,187)	$98,760	$116,180	$421,746
Adjustments pre-tax:
Legal settlements(1)	—	(4,188)	8,000	(4,188)
Reorganization related costs(1)	—	—	7,621	—
Non-cash compensation(1)	1,972	4,136	7,527	14,315
Asset impairments(1)	3,531	10,926	3,531	19,080
Recall accrual(1)	(1,576)	—	(1,576)	560
Loss on extinguishment of debt(1)	—	—	—	169,578
Employer payroll taxes on option exercise(1)	—	—	—	11,717
Professional fees(1)	—	—	—	7,469
Compensation settlements(1)	—	—	—	3,483
Gain on derivative instruments—net(2)	—	—	—	(1,724)
Gain on sale of building and land(1)	—	(775)	—	(775)
Subtotal adjusted items	3,927	10,099	25,103	219,515
Impact of income tax items(3)	(12,232)	(427)	(15,868)	(191,621)
Share of equity method investments loss(1)	2,693	1,922	7,677	6,118
Adjusted net income (loss)	$(7,799)	$110,354	$133,092	$455,758
(1)	Refer to table titled “Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents net gain on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchase (refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements).
(3)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income (loss), (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as tax benefits related to the option exercise by Mr. Friedman in first quarter of fiscal 2022 and the Federal Rehabilitation Tax Credit related to the San Francisco Design Gallery in the third quarter of fiscal 2023. The adjustments for the three months ended October 28, 2023 and October 29, 2022 are based on adjusted tax rates of (63.1)% and 24.9%, respectively. The adjustments for the nine months ended October 28, 2023 and October 29, 2022 are based on adjusted tax rates of 27.5% and 20.9%, respectively.

42 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Reconciliation of GAAP Net Income (Loss) to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,	OCTOBER 28,	OCTOBER 29,
	2023	2022	2023	2022

	(in thousands)
Net income (loss)	$(2,187)	$98,760	$116,180	$421,746
Depreciation and amortization	28,454	28,032	84,360	79,760
Interest expense—net	54,640	31,417	138,878	78,536
Income tax expense (benefit)	(9,215)	36,162	34,615	(70,867)
EBITDA	71,692	194,371	374,033	509,175
Non-cash compensation(1)	9,820	10,187	28,538	33,725
Legal settlements(2)	—	(4,188)	8,000	(4,188)
Share of equity method investments loss(2)	2,693	1,922	7,677	6,118
Reorganization related costs(2)	—	—	7,621	—
Capitalized cloud computing amortization(3)	2,062	1,747	5,834	4,800
Other expense—net(2)	5,305	1,989	4,466	4,841
Asset impairments(2)	3,531	10,926	3,531	19,080
Recall accrual(2)	(1,576)	—	(1,576)	560
Loss on extinguishment of debt(2)	—	—	—	169,578
Employer payroll taxes on option exercise(2)	—	—	—	11,717
Professional fees(2)	—	—	—	7,469
Compensation settlements(2)	—	—	—	3,483
Gain on sale of building and land(2)	—	(775)	—	(775)
Adjusted EBITDA	$93,527	$216,179	$438,124	$765,583
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Refer to table titled “Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(3)	Represents amortization associated with capitalized cloud computing costs.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 43

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022

Capital expenditures	$131,840	$109,675
Landlord assets under construction—net of tenant allowances	18,617	43,380
Adjusted capital expenditures	$150,457	$153,055

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $2.4 and $4.2 million for the nine months ended October 28, 2023 and October 29, 2022, respectively, which are reflected as a reduction to principal payments under finance leases within financing activities on the condensed consolidated statements of cash flows.

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	OCTOBER 28,		OCTOBER 29,		OCTOBER 28,		OCTOBER 29,
	2023		2022		2023		2022
		TOTAL LEASED		TOTAL LEASED		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	82	1,315	81	1,291	81	1,286	81	1,254
RH Design Galleries:
England Design Gallery	—	—	—	—	1	35.1	—	—
Indianapolis Design Gallery	—	—	—	—	(1)	(13.0)	—	—
San Francisco Design Gallery	—	—	—	—	—	—	1	42.1
RH Legacy Galleries:
Indianapolis temporary Gallery	—	—	—	—	1	5.7	—	—
San Francisco legacy Gallery	—	—	—	—	—	—	(1)	(4.8)
Detroit legacy Gallery (relocation)	—	—	—	—	—	1.5	—	—
End of period	82	1,315	81	1,291	82	1,315	81	1,291
Total leased square footage at end of period(2)		1,791		1,737		1,791		1,737
Weighted-average leased square footage(3)		1,791		1,737		1,761		1,713
Weighted-average leased selling square footage(3)		1,315		1,291		1,300		1,277
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our Restaurants. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

44 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Leased selling square footage includes approximately 35,000 square feet as of October 28, 2023 related to one owned retail location.

(2)	Total leased square footage includes approximately 56,000 square feet as of October 28, 2023 related to one owned retail location.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

Three Months Ended October 28, 2023 Compared to Three Months Ended October 29, 2022

	THREE MONTHS ENDED
	OCTOBER 28,			OCTOBER 29,
	2023			2022
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$705,061	$46,164	$751,225	$821,260	$47,806	$869,066
Cost of goods sold	389,081	21,694	410,775	426,313	21,975	448,288
Gross profit	315,980	24,470	340,450	394,947	25,831	420,778
Selling, general and administrative expenses	269,707	19,507	289,214	231,884	18,644	250,528
Income from operations	$46,273	$4,963	$51,236	$163,063	$7,187	$170,250
(1)	The results for the Real Estate segment were immaterial for both the three months ended October 28, 2023 and October 29, 2022, therefore, such results are presented within the RH Segment for such period. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.

Net revenues

Consolidated net revenues decreased $118 million, or 13.6%, to $751 million in the three months ended October 28, 2023 compared to $869 million in the three months ended October 29, 2022.

RH Segment net revenues

RH Segment net revenues decreased $116 million, or 14.1%, to $705 million in the three months ended October 28, 2023 compared to $821 million in the three months ended October 29, 2022. The below discussion highlights several significant factors that resulted in a decrease in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended October 28, 2023 decreased primarily due to lower demand compared to the third quarter of fiscal 2022, reflecting a continuation of trends following the elevated pandemic-driven home spending. Outlet sales decreased $3.4 million to $61 million in the three months ended October 28, 2023 compared to $64 million in the three months ended October 29, 2022.

Waterworks net revenues

Waterworks net revenues decreased $1.6 million, or 3.4%, to $46 million in the three months ended October 28, 2023 compared to $48 million in the three months ended October 29, 2022.

Gross profit

Consolidated gross profit decreased $80 million, or 19.1%, to $340 million in the three months ended October 28, 2023 compared to $421 million in the three months ended October 29, 2022. As a percentage of net revenues, consolidated gross margin decreased 310 basis points to 45.3% of net revenues in the three months ended October 28, 2023 from 48.4% of net revenues in the three months ended October 29, 2022.

RH Segment gross profit for the three months ended October 29, 2022 was negatively affected by $11 million of inventory impairment. Excluding the asset impairment adjustment, consolidated gross margin would have decreased 440 basis points to 45.3% of net revenues in the three months ended October 28, 2023 from 49.7% of net revenues in the three months ended October 29, 2022.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 45

RH Segment gross profit

RH Segment gross profit decreased $79 million, or 20.0%, to $316 million in the three months ended October 28, 2023 compared to $395 million in the three months ended October 29, 2022. As a percentage of net revenues, RH Segment gross margin decreased 330 basis points to 44.8% of net revenues in the three months ended October 28, 2023 from 48.1% of net revenues in the three months ended October 29, 2022.

Excluding the $11 million asset impairment adjustment, RH Segment gross margin would have decreased 460 basis points to 44.8% of net revenues in the three months ended October 28, 2023 from 49.4% of net revenues in the three months ended October 29, 2022. The decrease in RH Segment gross margin was primarily attributable to a decrease in product margins in the Core business, largely driven by higher mix of, and discounts on, discontinued product collections, as well as the impact of our pricing strategy on certain products. In addition, our lower net revenues year over year resulted in deleverage in occupancy costs.

Waterworks gross profit

Waterworks gross profit decreased $1.4 million, or 5.3%, to $24 million in the three months ended October 28, 2023 compared to $26 million in the three months ended October 29, 2022. As a percentage of net revenues, Waterworks gross margin decreased 100 basis points to 53.0% of net revenues in the three months ended October 28, 2023 from 54.0% of net revenues in the three months ended October 29, 2022.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $39 million, or 15.4%, to $289 million in the three months ended October 28, 2023 compared to $251 million in the three months ended October 29, 2022.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $38 million, or 16.3%, to $270 million in the three months ended October 28, 2023 compared to $232 million in the three months ended October 29, 2022.

RH Segment selling, general and administrative expenses for the three months ended October 28, 2023 include asset impairments of $2.2 million and $1.3 million related to the interior refresh of our Design Galleries and a loan receivable, respectively, and amortization of non-cash compensation of $2.0 million related to an option grant made to Mr. Friedman in October 2020, offset by accrual adjustments related to product recall charges of $1.6 million.

RH Segment selling, general and administrative expenses for the three months ended October 29, 2022 include amortization of non-cash compensation of $4.1 million related to an option grant made to Mr. Friedman in October 2020, partially offset by a $4.2 million legal settlement received and a $0.8 million gain on sale of building and land.

RH Segment selling, general and administrative expenses would have been 37.6% and 28.3% of net revenues for the three months ended October 28, 2023 and October 29, 2022, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by incremental advertising costs of $52 million related to the mailing of the 604-page RH Interiors and 352-page RH Contemporary Sourcebooks as compared to the third quarter of fiscal 2022, as well as deleverage in compensation and other corporate costs driven by lower net revenues.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $0.9 million, or 4.6%, to $20 million in the three months ended October 28, 2023 compared to $19 million in the three months ended October 29, 2022. Waterworks selling, general and administrative expenses were 42.3% and 39.0% of net revenues for the three months ended October 28, 2023 and October 29, 2022, respectively.

46 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Interest expense—net

Interest expense—net increased $23 million, or 73.9%, in the three months ended October 28, 2023 compared to the three months ended October 29, 2022, which consisted of the following in each period:

	THREE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022

	(in thousands)
Term loan interest expense	$51,354	$35,300
Finance lease interest expense	8,640	8,564
Other interest expense	1,291	916
Interest income	(5,148)	(12,540)
Capitalized interest for capital projects	(1,497)	(823)
Total interest expense—net	$54,640	$31,417

Other expense—net

Other expense—net was $5.3 million and $2.0 million in the three months ended October 28, 2023 and October 29, 2022, respectively, which primarily represents foreign exchange losses of $3.7 million and $1.8 million, respectively, from the remeasurement of intercompany loans with subsidiaries in Switzerland and the U.K., as well as net losses due to unfavorable exchange rate changes affecting foreign currency denominated transactions of $1.6 million and $0.2 million, respectively, primarily between the U.S. dollar as compared to Euro and Pound Sterling.

Income tax expense (benefit)

Our income tax expense (benefit) and effective tax rates were as follows:

	THREE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022

	(dollars in thousands)
Income tax expense (benefit)	$(9,215)	$36,162
Effective tax rate	80.8%	26.8%

The increase in our effective tax rate for the three months ended October 28, 2023 compared to the three months ended October 29, 2022 is primarily attributable to the net loss in the current period and tax benefits from the Federal Rehabilitation Tax Credit related to the San Francisco Design Gallery.

Equity method investments loss

Equity method investments loss consists of our proportionate share of the loss of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $2.7 million and $1.9 million loss during the three months ended October 28, 2023 and October 29, 2022, respectively.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 47

Nine Months Ended October 28, 2023 Compared to Nine Months Ended October 29, 2022

	NINE MONTHS ENDED
	OCTOBER 28,			OCTOBER 29,
	2023			2022
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$2,146,192	$144,674	$2,290,866	$2,670,390	$147,588	$2,817,978
Cost of goods sold	1,155,702	67,096	1,222,798	1,307,547	67,852	1,375,399
Gross profit	990,490	77,578	1,068,068	1,362,843	79,736	1,442,579
Selling, general and administrative expenses	708,003	58,249	766,252	771,609	61,018	832,627
Income from operations	$282,487	$19,329	$301,816	$591,234	$18,718	$609,952
(1)	The results for the Real Estate segment were immaterial for both the nine months ended October 28, 2023 and October 29, 2022, therefore, such results are presented within the RH Segment for such period. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.

Net revenues

Consolidated net revenues decreased $527 million, or 18.7%, to $2,291 million in the nine months ended October 28, 2023 compared to $2,818 million in the nine months ended October 29, 2022.

RH Segment net revenues

RH Segment net revenues decreased $524 million, or 19.6%, to $2,146 million in the nine months ended October 28, 2023 compared to $2,670 million in the nine months ended October 29, 2022. The below discussion highlights several significant factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the nine months ended October 28, 2023 decreased primarily due to lower demand compared to the first three quarters of fiscal 2022, reflecting a continuation of trends following the elevated pandemic-driven home spending. Outlet sales decreased $26 million to $177 million in the nine months ended October 28, 2023 compared to $203 million in the nine months ended October 29, 2022.

Waterworks net revenues

Waterworks net revenues decreased $2.9 million, or 2.0%, to $145 million in the nine months ended October 28, 2023 compared to $148 million in the nine months ended October 29, 2022.

Gross profit

Consolidated gross profit decreased $375 million, or 26.0%, to $1,068 million in the nine months ended October 28, 2023 compared to $1,443 million in the nine months ended October 29, 2022. As a percentage of net revenues, consolidated gross margin decreased 460 basis points to 46.6% of net revenues in the nine months ended October 28, 2023 from 51.2% of net revenues in the nine months ended October 29, 2022.

RH Segment gross profit for the nine months ended October 29, 2022 was negatively affected by $11 million of inventory impairment. Excluding the asset impairment adjustment, consolidated gross margin would have decreased 500 basis points to 46.6% of net revenues in the nine months ended October 28, 2023 from 51.6% of net revenues in the nine months ended October 29, 2022.

RH Segment gross profit

RH Segment gross profit decreased $372 million, or 27.3%, to $990 million in the nine months ended October 28, 2023 from $1,363 million in the nine months ended October 29, 2022. As a percentage of net revenues, RH Segment gross margin decreased 480 basis points to 46.2% of net revenues in the nine months ended October 28, 2023 from 51.0% of net revenues in the nine months ended October 29, 2022.

48 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Excluding the $11 million asset impairment adjustment, RH Segment gross margin would have decreased 520 basis points to 46.2% of net revenues in the nine months ended October 28, 2023 from 51.4% of net revenues in the three months ended October 29, 2022. The decrease in RH Segment gross margin was primarily attributable to a decrease in product margins in the Core business, largely driven by higher mix of, and discounts on, discontinued product collections. In addition, our lower net revenues year over year resulted in deleverage in occupancy costs.

Waterworks gross profit

Waterworks gross profit decreased $2.2 million, or 2.7%, to $78 million in the nine months ended October 28, 2023 from $80 million in the nine months ended October 29, 2022. As a percentage of net revenues, Waterworks gross margin decreased 40 basis points to 53.6% of net revenues in the nine months ended October 28, 2023 from 54.0% of net revenues in the nine months ended October 29, 2022.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $66 million, or 8.0%, to $766 million in the nine months ended October 28, 2023 compared to $833 million in the nine months ended October 29, 2022.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $64 million, or 8.2%, to $708 million in the nine months ended October 28, 2023 compared to $772 million in the nine months ended October 29, 2022.

RH Segment selling, general and administrative expenses for the nine months ended October 28, 2023 include legal settlements of $8.0 million, severance expense and other payroll related costs associated with a reorganization of $7.6 million, amortization of non-cash compensation of $7.5 million related to an option grant made to Mr. Friedman in October 2020 and asset impairments of $2.2 million and $1.3 million related to the interior refresh of our Design Galleries and a loan receivable, respectively, offset by accrual adjustments related to product recall charges of $1.6 million.

RH Segment selling, general and administrative expenses for the nine months ended October 29, 2022 include amortization of non-cash compensation of $14 million related to an option grant made to Mr. Friedman in October 2020, $12 million of employer payroll tax expense associated with Mr. Friedman’s stock option exercise during the first quarter of fiscal 2022, $7.5 million of professional fees which were contingent upon the completion of our debt transactions related to the 2023 Notes and 2024 Notes and $0.6 million related to product recalls, partially offset by a $4.2 million legal settlement received and a $0.8 million gain on sale of building and land.

RH Segment selling, general and administrative expenses would have been 31.8% and 27.5% of net revenues for the nine months ended October 28, 2023 and October 29, 2022, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by incremental advertising costs of $31 million related to the mailing of the 604-page fall RH Interiors Sourcebook, as well as deleverage in compensation and other corporate costs driven by lower net revenues.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $2.8 million, or 4.5%, to $58 million in the nine months ended October 28, 2023 compared to $61 million in the nine months ended October 29, 2022. Waterworks selling, general and administrative expenses were 40.3% and 41.3% of net revenues for the nine months ended October 28, 2023 and October 29, 2022, respectively.

Waterworks selling, general and administrative expenses for the nine months ended October 29, 2022 include $3.5 million in compensation settlements related to the Rollover Units and Profit Interest Units and a $0.2 million asset impairment. Excluding the adjustments, Waterworks selling, general and administrative expenses would have been 40.2% and 38.9% of net revenues for the nine months ended October 28, 2023 and October 29, 2022, respectively.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 49

Interest expense—net

Interest expense—net increased $60 million, or 76.8%, in the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022, which consisted of the following in each period:

	NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022

	(in thousands)
Term loan interest expense	$149,582	$76,283
Finance lease interest expense	25,920	23,526
Other interest expense	3,705	2,821
Interest income	(36,513)	(20,114)
Capitalized interest for capital projects	(3,816)	(3,980)
Total interest expense—net	$138,878	$78,536

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

Other expense—net

Other expense—net was $4.5 million and $4.8 million in the nine months ended October 28, 2023 and October 29, 2022, respectively, which primarily represents foreign exchange losses of $2.8 million and $5.4 million, respectively, from the remeasurement of intercompany loans with subsidiaries in Switzerland and the U.K., as well as net losses due to unfavorable exchange rate changes affecting foreign currency denominated transactions of $1.7 million and $1.1 million, respectively, primarily between the U.S. dollar as compared to Euro and Pound Sterling. The foreign exchange loss in the nine months ended October 29, 2022 was partially offset by a net gain on derivative instruments of $1.7 million, resulting from the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge and warrant terminations and convertible senior notes repurchases.

Income tax expense (benefit)

Our income tax expense (benefit) and effective tax rates were as follows:

	NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022

	(dollars in thousands)
Income tax expense (benefit)	$34,615	$(70,867)
Effective tax rate	23.0%	(20.2)%

The increase in our effective tax rate for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022 is primarily attributable to significantly lower net excess tax benefits from stock-based compensation in fiscal 2023 as compared to fiscal 2022.

50 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Equity method investments loss

Equity method investments loss consists of our proportionate share of the loss of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $7.7 million and $6.1 million loss during the nine months ended October 28, 2023 and October 29, 2022, respectively.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	OCTOBER 28,	JANUARY 28,
	2023	2023

	(in thousands)
Asset based credit facility	$—	$—
Term loan B(1)	1,960,000	1,975,000
Term loan B-2(1)	495,000	498,750
Equipment promissory notes(1)	—	1,160
Convertible senior notes due 2023(1)	—	1,696
Convertible senior notes due 2024(1)	41,904	41,904
Notes payable for share repurchases	315	315
Total debt(2)	$2,497,219	$2,518,825
Cash and cash equivalents	(380,695)	(1,508,101)
Total net debt	$2,116,524	$1,010,724
Availability under the asset based credit facility—net(3)	$430,355	$533,482
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance cost.
(2)	Net debt as of October 28, 2023 and January 28, 2023 excludes restricted cash of $2.0 million and $3.7 million, respectively, as well as non-recourse real estate loans of $18 million as of both periods related to our consolidated variable interest entities from our joint venture activities. These real estate loans are secured by the assets of such entities and the associated creditors do not have recourse against RH’s general assets. Refer to Note 5—Variable Interest Entities in our condensed consolidated financial statements.
(3)	As of October 28, 2023 and January 28, 2023, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $44 million and $27 million, respectively, in outstanding letters of credit.

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, rent for our retail and outlet locations, capital expenditures associated with opening new locations, updating existing locations, as well as the development of our infrastructure and information technology, and Sourcebooks. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. During the nine months ended October 28, 2023, we invested $1,261 million of cash, inclusive of excise taxes paid, in the purchase of shares of our common stock pursuant to our Share Repurchase Program. We continuously evaluate our capital allocation strategy and may engage in future investments in connection with existing or new share repurchase programs (refer to “Share Repurchase Program and Share Retirement” below), which may include investments in derivatives or other equity linked instruments. We have in the past been, and continue to be, opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Capital raised from debt financings has enabled us to pursue various investments, including our investments in joint ventures. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 51

We believe our capital structure provides us with substantial optionality regarding capital allocation. Our near-term decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors affecting business conditions, such as trends in luxury housing, increases in interest rates, equity market performance and inflation. We believe our existing cash balances and operating cash flows, in conjunction with available financing arrangements, will be sufficient to repay our debt obligations as they become due, meet working capital requirements and fulfill other capital needs for more than the next 12 months.

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

We entered into a $2,000 million term debt financing in October 2021 (the “Term Loan B”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). The Term Loan B has a maturity date of October 20, 2028. As of October 28, 2023, we had $1,960 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to the Term Loan B.

In May 2022, we entered into an incremental term debt financing (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). The Term Loan B-2 has a maturity date of October 20, 2028. The Term Loan B-2 constitutes a separate class from the existing Term Loan B under the Term Loan Credit Agreement. As of October 28, 2023, we had $495 million outstanding under the Amended Term Loan Credit Agreement. Beginning in December 2022, we are required to make quarterly principal payments of $1.3 million with respect to the Term Loan B-2.

52 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Convertible Senior Notes

In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes”).

As of October 28, 2023, we had $42 million remaining in aggregate principal amount of the 2024 Notes, which have a scheduled maturity in September 2024. We anticipate having sufficient cash available to repay the principal amount of the 2024 Notes in cash with respect to any convertible notes for which the holders elect early conversion, as well as upon maturity of the 2024 Notes in September 2024.

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the nine months ended October 28, 2023, adjusted capital expenditures were $150 million in aggregate, net of cash received related to landlord tenant allowances of $4.1 million. In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $2.4 million, which are reflected as a reduction to principal payments under finance leases within financing activities on the condensed consolidated statements of cash flows. We anticipate our adjusted capital expenditures to be $225 million to $275 million in fiscal 2023, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates and we may make adjustments to our allocation of capital in fiscal 2023 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

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

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 53

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	NINE MONTHS ENDED
	OCTOBER 28,	OCTOBER 29,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$316,172	$336,021
Net cash used in investing activities	(166,161)	(106,701)
Net cash used in financing activities	(1,278,386)	(255,681)
Net decrease in cash and cash equivalents, restricted cash and restricted cash equivalents	(1,129,108)	(27,516)
Cash, cash equivalents and restricted cash at end of period	382,655	2,154,348

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation, loss on extinguishment of debt and the effect of changes in working capital and other activities.

For the nine months ended October 28, 2023, net cash provided by operating activities was $316 million and consisted of net income of $116 million and an increase in non-cash items of $263 million, partially offset by a change in working capital and other activities of $63 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $65 million primarily due to payments made under the related lease agreements, a decrease in other non-current obligations of $25 million, a decrease in deferred revenue and customer deposits of $23 million, an increase in landlord assets under construction, net of tenant allowance of $19 million and an increase in prepaid expense and other assets of $13 million. These uses of cash from working capital were partially offset by a decrease in merchandise inventory of $81 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the nine months ended October 28, 2023, net cash used in investing activities was $166 million and was comprised of investments in retail stores, information technology and systems infrastructure of $132 million and additional contributions to our equity method investments of $34 million.

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

For the nine months ended October 28, 2023, net cash used in financing activities was $1,278 million, primarily due to the repurchase of 3,887,965 shares of our common stock for an aggregate repurchase amount of $1,249 million, payments on term loans of $19 million, net payments under finance lease agreements of $9.6 million and repayments of the 2023 Notes of $1.7 million and equipment notes of $1.2 million. In addition, we paid $3.7 million of excise taxes related to share repurchases made in fiscal 2022. These cash outflows were partially offset by proceeds from option exercises of $5.8 million.

54 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). In the nine months ended October 28, 2023, we repurchased 3,887,965 shares of our common stock under the Share Repurchase Program at an average price of $321.28 per share, for an aggregate repurchase amount of $1,261 million, inclusive of $12 million of excise taxes. As of October 28, 2023, $201 million remains available for future share repurchases under the Share Repurchase Program.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 55

Share Retirement

During the nine months ended October 28, 2023, we retired 3,887,965 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $10 million and $1,251 million from treasury stock to additional paid-in capital and retained earnings (accumulated deficit), respectively, on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit) as of and for the nine months ended October 28, 2023.

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

56 | 2023 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Interest Rate Risk

As described in our 2022 Form 10-K and as updated in Note 10—Credit Facilities of our consolidated financial statements herein, our Term Loan Credit Agreement bears interest at variable rates and we are exposed to interest rate risk related to our outstanding debt. For every 100-basis point change in interest rates, our annual interest expense could change by approximately $25 million.

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

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide the reasonable assurance described above as of October 28, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2023 THIRD QUARTER FORM 10-Q | 57

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

58 | 2023 THIRD QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended October 28, 2023, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(2)
				(in millions)
July 30, 2023 to August 26, 2023	—	$—	—	$245
August 27, 2023 to September 30, 2023	104	$289.87	—	$245
October 1, 2023 to October 28, 2023	189,078	$235.93	189,078	$201
Total	189,182		189,078
(1)	Includes repurchases under the Share Repurchase Program, as well as shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program authorized by the Board of Directors on October 10, 2018, replenished on March 25, 2019 and June 2, 2022.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1

During the three months ended October 28, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

PART II. OTHER INFORMATION	2023 THIRD QUARTER FORM 10-Q | 59

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.

60 | 2023 THIRD QUARTER FORM 10-Q	PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2023	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 7, 2023	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: December 7, 2023	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2023 THIRD QUARTER FORM 10-Q | 61