Form 10-K
period 2024-02-03
RH
filed 2024-03-28
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ⌧

As of July 28, 2023, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $5,785,256,689. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 22, 2024, 18,315,613 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 3, 2024.

RH

TABLE OF CONTENTS	FORM 10-K | i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “short-term,” “non-recurring,” “one-time,” “unusual,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

Risks Related to Our Business

We are undertaking a large number of business initiatives at the same time, including international expansion, and if such initiatives are not successful, they may have a negative effect on our results of operations.

We have experienced significant fluctuations in the growth of our business and we may not experience high rates of growth in future time periods.

We previously identified a material weakness in our internal control over financial reporting and related weakness in our disclosure controls and procedures and there can be no assurance that our reporting infrastructure and personnel involved in financial reporting and disclosure controls and procedures have in the past complied, or will continue in the future to comply, with all of our applicable reporting obligations.

Changes in consumer spending may adversely affect our revenue and results of operations, including as a result of economic downturns.

We may be adversely affected if merchandise purchased from our vendors is defective or otherwise does not meet our product quality standards.

Our business depends on the strength of our brand and continuing investments in our brand will be an important requirement for our future success.

We may be adversely affected by competition in the home furnishings sector.

We are subject to risks associated with our dependence on foreign manufacturing and imports.

We may be adversely affected by any disruptions in our ability to obtain quality merchandise in sufficient quantities at competitive prices, including products that are produced by artisans and specialty vendors.

ii | FORM 10-K	SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

Our results may be adversely affected by fluctuations in raw materials, energy and transportation costs and currency exchange rates.

We are subject to risks associated with occupying substantial amounts of space, including future increases in occupancy costs and other risks related to real estate development.

We may be adversely affected by factors beyond our control that affect our ability to open new Galleries within the time frames we initially target or optimize our store footprint.

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

We may be adversely affected by legal and regulatory proceedings in which we are involved from time to time, including litigation, claims, investigations and regulatory and other proceedings.

Compliance with laws, including laws relating to our business activities outside of the U.S., may be costly or otherwise adversely affect the way we do business.

Risks Related to Ownership of Our Common Stock

Our common stock price may be volatile or decline regardless of our operating performance.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a transaction involving a change in control of us, even if doing so would benefit our stockholders.

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

Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada, the United Kingdom and Germany. We have an integrated RH Hospitality experience in 16 of our Design Gallery locations, which includes restaurants and wine bars, and we operate both a restaurant and a Champagne & Caviar Bar at the RH Guesthouse New York.

Key Value-Driving Strategies

In order to achieve our long-term strategies of Product Elevation, Platform Expansion and Cash Generation as well as drive growth across our business, we are focused on the following key strategies and business initiatives:

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Contemporary, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. With the recent launch of the fall RH Interiors and RH Contemporary Sourcebooks, we have begun the introduction of the most prolific collection of new products in our history, which will continue into next year. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

Gallery Transformation. Our product is elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market in North America will unlock the value of our vast assortment, generating an expected annual revenue opportunity for our business of $5 to $6 billion. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into many of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

Brand Elevation. Our strategy is to move the brand beyond curating and selling product to conceptualizing and selling spaces, by building an ecosystem of Products, Places, Services and Spaces that establishes the RH brand as a global thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of the RH Guesthouse New York in September 2022, and are in the process of constructing our second RH Guesthouse in Aspen. In June 2023, we opened RH England, The Gallery at the Historic Aynho Park, a 400-year-old landmark estate representing the most inspiring and immersive physical expression of the brand to date. RH England marked the beginning of our global expansion beyond North America. Additionally, we are creating bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH1 & RH2, our private jets; and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

PART I	FORM 10-K | 1

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally. Our plans include launching a number of international locations in the United Kingdom and Europe, which began with the opening of RH England, The Gallery at the Historic Aynho Park, in June 2023; followed by the November 2023 openings of RH Munich, The Gallery on Sendlinger Strasse, and RH Düsseldorf, The Gallery on the Königsallee; as well as RH Brussels, The Gallery on Boulevard de Waterloo, in March 2024. We have secured a number of locations in various markets in the United Kingdom, continental Europe and Australia, including in Madrid, Paris, London, Milan and Sydney.

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

Products and Product Development

We have positioned RH as a lifestyle brand and design authority by offering expansive merchandise assortments. We are merchants of luxury home furnishings, and our products embody our design aesthetic and reflect inspiration from across the centuries and around the globe.

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

Sales Channels

We distribute our products through a fully integrated sales platform comprising our retail locations, including RH Galleries and Waterworks Showrooms, in addition to our websites, Sourcebooks, Trade and Contract, and Outlets. We believe the level of integration among all of our channels and our approach to the market distinguish us from other retailers. We encourage our customers to shop across our channels, which complement one another, and have aligned our business and internal organization to be channel agnostic.

2 | FORM 10-K	PART I

Retail Locations

As of February 3, 2024, our retail locations comprise RH Galleries and Waterworks Showrooms:

		AVERAGE LEASED SELLING
	COUNT	SQUARE FOOTAGE (1)
RH
Design Galleries(2)	31	33,400
Legacy Galleries	35	7,400
Modern Gallery	1	12,800
Baby & Child and TEEN Galleries	3	2,800
Total Galleries	70
Waterworks Showrooms	14	4,300
Total retail locations	84
(1)	Average leased selling square footage is calculated based on total leased selling square footage divided by total locations. Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.
(2)	We have an integrated RH Hospitality experience in 16 of our Design Galleries and in our one RH Guesthouse.

Our Galleries reinforce our luxury brand aesthetic and are highly differentiated from other home furnishings retailers. We have revolutionized the customer experience by showcasing products in a sophisticated lifestyle setting, consistent with the imagery and product presentation featured on our websites and in our Sourcebooks. Products in our Galleries are presented in fully appointed rooms, emphasizing collections over individual pieces. This presentation inspires our customers to consider purchasing a full collection of products to replicate the design aesthetic experienced in our Galleries. In addition, our employees use iPads and other devices to allow customers to shop our entire merchandise assortment while in a retail location.

We believe situating our Galleries in desirable locations, such as iconic buildings and luxury retail shopping centers, is critical to the success of our business. New sites are identified based on a variety of store-specific factors, including unique architecture, geographic location, demographics, and proximity to affluent consumers. We pursue a market-based sales strategy whereby we assess each market’s overall sales potential and how best to approach the market across all of our channels. We maximize our gallery square footage, as well as Sourcebook circulation, to capitalize on each market’s sales potential and increase our return on invested capital.

We believe our integrated RH hospitality experience, which includes restaurants and wine bars, has created a unique retail experience that cannot be replicated online, and that the addition of hospitality drives incremental sales of home furnishings in these Galleries. We plan to incorporate hospitality into many of the new Galleries that we open in the future.

We have identified key learnings from our real estate transformation that have supported the development of a multi-tier market approach described below that we believe will optimize both market share and return on invested capital.

First, we have architected Design Galleries to be innovative and flexible formats that enable us to more quickly place our disruptive product assortment and immersive retail experience into the market. We will continue to innovate based on key learnings from more recent Design Gallery openings. Most of our Design Galleries have approximately 30,000 to 40,000 leased selling square feet, inclusive of our integrated hospitality experience, presenting our product assortments across our businesses, and containing interior design offices and presentation rooms where design professionals work with clients on their projects. Examples of these types of Galleries include RH Cleveland, The Gallery at Pinecrest, which opened in March 2024, and RH Palo Alto, The Gallery at Stanford, which we plan to open in 2024.

Second, we will continue to develop and open larger Bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York, Chicago and San Francisco. These iconic locations are highly profitable statements for our brand, and we believe they create a long-term competitive advantage that will be difficult to duplicate. We opened our Bespoke Design Gallery, RH England, The Gallery at the Historic Aynho Park, in June 2023 and plan to open additional Bespoke locations across the U.S. and Europe in the coming years, including RH New Jersey, The Gallery at the Historic Alnwick Hall and RH Paris, The Gallery on the Champs-Élysées.

PART I	FORM 10-K | 3

Third, we will continue to open Bespoke Galleries in the best second-home markets where our Galleries are tailored to reflect the local culture and are sized to the potential of each market. Examples of current Bespoke Galleries include our location in Yountville, California, as well as our Galleries under development in Montecito, California and Aspen, Colorado.

Finally, we believe there is an opportunity to address new markets locally by opening Design Studios in neighborhoods, towns and small cities where the wealthy and affluent live, visit and vacation. We have several existing locations that validate this strategy in East Hampton, Los Gatos, Pasadena and our former San Francisco Gallery in the Design District, where we have generated annual revenues in the range of $5 to $20 million in 2,000 to 5,000 square feet. We have secured our first new location for a Design Studio in Palm Desert, California, which we plan to open in the second half of 2024.

The cadence of our Gallery openings depends upon a number of factors. We plan to continue to expand our product sales to additional international markets and have signed agreements for Design Galleries in several locations outside of North America, including the United Kingdom, France, Spain, Italy and Australia.

We opened RH Brussels, The Gallery on the Boulevard De Waterloo, in March 2024, and plan to open RH Madrid, The Gallery at Plaza del Marqués de Salamanca, in fiscal 2024. We are also under construction in London, Paris and Milan in inspiring spaces that will celebrate the heritage of the historic structures and will integrate full expressions of our hospitality experiences. In addition, we have received local approvals for the development of RH Sydney, The Gallery in Double Bay.

The following tables present our retail location metrics:

	YEAR ENDED
	FEBRUARY 3,		JANUARY 28,
	2024		2023
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	81	1,286	81	1,254
RH Design Galleries:
England Design Gallery	1	35.1	—	—
Munich Design Gallery	1	26.4	—	—
Düsseldorf Design Gallery	1	19.6	—	—
Indianapolis Design Gallery (relocation)	—	7.6	—	—
San Francisco Design Gallery	—	—	1	42.1
RH Legacy Galleries:
Detroit Legacy Gallery (relocation)	—	1.5	—	—
Short Hills Legacy Gallery (relocation)	—	0.1	—	—
San Francisco Legacy Gallery	—	—	(1)	(4.8)
Troy Legacy Gallery (relocation)	—	—	—	(5.3)
Waterworks Showrooms:
Atlanta Showroom (relocation)	—	2.0	—	—
End of period	84	1,378	81	1,286
Total leased square footage at end of period(2)		1,901		1,729
Weighted-average leased square footage(3)		1,796		1,719
Weighted-average leased selling square footage(3)		1,318		1,281
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

4 | FORM 10-K	PART I

Leased selling square footage includes approximately 56,000 square feet as of fiscal 2023 related to two owned retail locations.

(2)	Total leased square footage includes approximately 100,000 square feet as of fiscal 2023 related to two owned retail locations.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

In addition to the retail locations, we operate one RH Guesthouse with approximately 13,800 selling square footage.

The following list shows the number of retail locations in each U.S. state and foreign country where we operate as of February 3, 2024:

LOCATION	COUNT	LOCATION	COUNT	LOCATION	COUNT
Alabama	1	Massachusetts	2	Tennessee	1
Arizona	2	Michigan	1	Texas	7
California	19	Minnesota	1	Utah	1
Colorado	2	Missouri	1	Virginia	2
Connecticut	3	Nevada	1	Washington	1
Florida	6	New Jersey	2	District of Columbia	1
Georgia	2	New York	4	Canada	4
Illinois	3	North Carolina	2	United Kingdom(1)	2
Indiana	1	Ohio	3	Germany	2
Kansas	1	Oklahoma	1
Louisiana	1	Oregon	1
Maryland	1	Pennsylvania	2	Total	84
(1)	The United Kingdom retail locations include an RH Design Gallery and a Waterworks Showroom.

We continually analyze opportunities to selectively consolidate retail locations in connection with openings of our Design Galleries or close retail locations that have been under-performing or are no longer consistent with our brand positioning. In many cases, we continue to operate a retail location until our lease has expired in order to affect the closure in a cost-efficient manner.

Websites

Our primary RH websites, rh.com, rhbabyandchild.com and rhteen.com, provide our customers with the ability to purchase our merchandise online. We sell Waterworks products online through waterworks.com.

Our websites allow our customers to experience the unique lifestyle settings reflected in our Sourcebooks and throughout our Galleries and Showrooms, and to shop all of our current product assortment. We update our websites regularly to reflect new products, product availability and occasional special offers.

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

PART I	FORM 10-K | 5

Sourcebooks

We produce a series of catalogs, which we refer to as Sourcebooks, to showcase our merchandise assortment. Our Sourcebooks include RH Interiors, RH Contemporary, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and RH Rugs. Our Sourcebooks are one of our primary branding and advertising vehicles. We have found that merchandise assortments displayed in our Sourcebooks contribute to increased sales of those products across all of our channels. As in our Galleries, our Sourcebooks present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Sourcebooks also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Sourcebooks is coordinated in-house in our RH Center of Innovation & Product Leadership, providing us greater control over the brand image presented to our customers, while also reducing our Sourcebook production costs.

We distribute our Sourcebooks throughout the U.S. and Canada, in the United Kingdom, and in countries where we operate within the European Union. Our customers respond to the Sourcebooks across all of our channels, with sales trends closely correlating to the assortments that we emphasize and feature prominently in our Sourcebooks, Galleries and websites. Our Sourcebooks, in concert with our websites, are a cost-effective means to test new products, and allow us to launch categories in a disciplined, expeditious and cost-effective manner. We continue to evaluate and optimize our Sourcebook strategy based on our experience.

We maintain a database of customer information, including information from our RH Members Program. Our customer database includes sales patterns, detailed purchasing information and certain demographic information, as well as mailing and email addresses. We mail our Sourcebooks to addresses within this database and to addresses provided to us by third parties. The database, which is maintained in accordance with our privacy policy disclosed on our website, supports our ability to analyze our customers’ buying behaviors across sales channels, facilitates the development of targeted marketing strategies, and supports prospecting new customers. We segment our customer files based on multiple variables, and we tailor our Sourcebook mailings and emails in response to the purchasing patterns and product needs of our customers. We continue to improve the segmentation of customer files and the expansion of our customer database.

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

Outlet Stores

Our outlet stores are branded as RH Outlet or Restoration Hardware Outlet and are typically located in outlet malls, power centers, and freestanding locations. Our outlet stores serve as a key part of our reverse logistics platform and provide an efficient means to sell primarily returned merchandise and, to a lesser extent, discontinued and overstock merchandise outside of our core sales channels. As of February 3, 2024, we operated 42 outlet stores, including one outlet location in the United Kingdom.

Marketing and Advertising

Our Galleries, websites and Sourcebooks are the primary branding and advertising vehicles for the RH brand. In addition, we employ a variety of marketing and advertising techniques to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted Sourcebook circulation, email communications, promotional mailings, print advertisements, and public relations activities and events. We use our customer database to tailor our programs and increase the efficiency of our marketing and promotional initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investment. Additionally, we operate certain brand-elevating assets that also serve as advertising vehicles for the RH brand, including RH Guesthouse New York; RH England, The Gallery at the Historic Aynho Park; and RH3, our luxury yacht that is available for charter.

6 | FORM 10-K	PART I

The highly differentiated design aesthetic and environment of our Galleries drives customer traffic not only to our physical spaces but also to our websites. Our Sourcebooks and targeted emails further reinforce the RH brand image and drive sales across all of our channels. We also participate in a wide range of other marketing, promotional and public relations activities. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-Gallery events related to new Gallery openings and product launches. In addition, we engage in print advertising in brand-relevant publications such as Architectural Digest, Elle Decor, T: The New York Times Style Magazine, WSJ. Magazine, Business of Home, Luxe Interiors + Design, C Magazine and others. We believe that these efforts drive increased brand awareness, leading to higher sales over time.

RH Members Program

The RH Members Program reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day across the RH brand, excluding RH Hospitality and Waterworks, in addition to other benefits, including complimentary design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value, which has resulted in orders and sales being more evenly distributed throughout the year. During fiscal 2023, our members drove approximately 97% of sales in our core RH business, and we had approximately 281,000 members at year end. Our core RH business reflects the product categories that the membership discount can be applied to, and, as a result, sales generated via Outlet, Contract, Hospitality or Waterworks are excluded. We believe our membership model enhances the customer experience, renders our brand more valuable, improves operational execution and reduces costs.

Sourcing

Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. We work closely with vendors and manufacturers to ensure that our high standards of quality and timely delivery of merchandise are met. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2023, we sourced 75% of our purchase dollar volume from 28 vendors, and one vendor accounted for 14% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2023, 66% of our products were sourced from Asia, including 30% from Vietnam, 22% from China and the remainder predominantly from India and Indonesia, as well as 14% from the United States and the remainder from other countries.

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

We operate portions of our home delivery services in 25 key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We offer a white glove home delivery service for our larger merchandise and furniture categories, where third-party personnel deliver fully assembled items to the location of our customers’ choice. We believe we have dramatically enhanced the customer experience while reducing return rates, damages and deliveries per order by enhancing the quality of our delivery providers through metric-based accountability standards.

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

PART I	FORM 10-K | 7

We compete with a number of home furnishings retailers, including national and regional businesses, as well as new market participants that operate predominantly online. We also compete with the interior design trade and specialty stores, as well as antiques dealers and other merchants that provide unique items and custom-designed products at higher price points. Many of our competitors seek to compete with us by offering products that are similar to our merchandise at lower price points. Certain of our competitors are larger and have greater financial, marketing and other resources than us. However, many smaller specialty retailers may lack the financial resources, infrastructure, scale and national brand identity necessary to compete effectively with us. As we expand our business globally, we will face new competitors.

Our People

We are a vision-led organization with a company-wide commitment to our core values of People, Quality, Service and Innovation. Our values are brought to life by our employees, whom we refer to as our team members. We believe that our culture is unique and attracts highly talented individuals aligned with our core values. Our success and future growth depend upon the continued commitment to our values and culture, which can be seen and felt across all parts of our organization.

RH is an equal opportunity employer, and we believe in meritocratic hiring. Our goal is to have the right person in every position throughout our organization. We strongly believe our performance is enhanced by a workforce composed of individuals with diverse backgrounds, skills and experience that align with the needs of our business, culture and values. We have a policy that prohibits us from discriminating against any applicant or team member and this policy governs all aspects of employment, including recruitment, hiring, training, promotion, compensation, discipline, job assignments, benefits, transfer and discharge. We believe that our commitment to diversity is demonstrated by the composition of our workforce.

We are committed to operating our environments with the highest standards that ensure the safety, health and well-being of our team members and guests. We require our vendors to adhere to our Vendor Code of Conduct, which can be found on the Investor Relations section of our website, located at ir.rh.com under “Governance—Environmental, Social & Governance.”

Certain headcount data is set forth in the following table:

	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(approximate)
Total team members(1)	5,960	6,180	6,470
Retail and Outlet team members	2,210	2,090	2,300
Hospitality team members	1,520	1,580	1,320
Part-time team members	630	720	850
(1)	None of our team members are represented by a union, and we have had no labor-related work stoppages.

Environmental, Social and Governance

Our environmental, social and certain other governance efforts are implemented through our environmental, social and governance (“ESG”) programs, which are designed to align our approach to ESG issues with the interests of our people, customers and shareholders and their respective ESG concerns and can be found on our Investor Relations section of our website, which is located at ir.rh.com under “Governance—Environmental, Social & Governance”.

Intellectual Property

The “RH,” “Restoration Hardware,” “RH Interiors,” “RH Contemporary,”  “RH Modern,” “RH Outdoor,” “RH Baby & Child,” “RH TEEN,” “RH Beach House,” “RH Ski House,” “RH Rugs,” “RH Guesthouse,” “The World of RH” and “Waterworks,” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including “rh.com,” “restorationhardware.com,” “rhmodern.com,” “rhbabyandchild.com,” “rhteen.com,” “rhbeachouse.com,” “rhskihouse.com,” “rhguesthouse.com,” “waterworks.com” and others that include our trademarks. These domain names are perpetually renewable.

8 | FORM 10-K	PART I

We own design patents or pending design patent applications to protect the ornamental appearance of several of our products. These design patents are valid for 15 years from their date of issuance. We own copyrights, including copyright registrations or pending applications, for our website and our Sourcebooks. We believe that our trademarks, domain names, design patents, and copyrights have significant value, and we vigorously protect them against infringement.

Fluctuation in Quarterly Results

Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, changes in retail locations, the timing of Sourcebook releases, and the extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. For example, we have historically experienced some seasonality in our business trends as our sales are typically higher in the second fiscal quarter, which correlates to a peak selling season for outdoor items and outdoor furniture. As a result of these factors, our working capital requirements and demands may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

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

Where You Can Find More Information

We are required to file or furnish annual, quarterly and current reports, proxy statements and other information as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. The SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, who file electronically with the SEC at sec.gov.

We maintain public internet sites at rh.com and restorationhardware.com and make available, free of charge, through these sites our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The charters for our Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct, our Corporate Governance Guidelines and Code of Ethics governing our chief executive and senior financial officers and other related materials are available on our websites. The information on our websites is not part of this Annual Report.

Our Investor Relations Department can be contacted at RH, 15 Koch Road, Corte Madera, California 94925, Attention: Investor Relations; telephone: 415-945-3500; e-mail: investorrelations@rh.com.

PART I	FORM 10-K | 9

ITEM 1A.     RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report, including our consolidated financial statements and related notes. The events and consequences discussed in these risk factors could materially and adversely affect our business, financial condition, results of operations, and future prospects. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business

We are undertaking a large number of business initiatives at the same time, including international expansion and exploring opportunities to expand into new categories and complementary businesses. If these initiatives are not successful, they may have a negative impact on our results of operations.

We are undertaking a large number of new business initiatives at the same time, including efforts to expand our business through (i) international expansion, (ii) enhancement of our merchandise assortment and improvements to the quality of our products and services, and (iii) launching new business initiatives, including real estate development and the expansion of RH Hospitality, including by constructing our second RH Guesthouse in Aspen. We opened RH England in June 2023 and RH Munich and RH Düsseldorf in November 2023, which marked the beginning of our expansion into continental Europe. We have introduced a number of new product categories such as RH Modern and RH Contemporary, expanded the RH Hospitality offering which includes integrated restaurants and wine bars in a number of our Galleries and in our Guesthouse, as well as other innovations such as our private jets, RH1 and RH2, and our luxury yacht, RH3. We are also investing in other new business initiatives, including business acquisitions and investments in joint ventures, such as those related to real estate development projects.

We can provide no assurances that customers will respond favorably to, or that we will successfully execute on, such business initiatives or that we will be successful in expanding our operations into any new geographies, businesses and product lines.

In particular, any new businesses we enter or expansion of our existing business into new markets, both domestically and internationally, may expose us to additional operational risks, such as risks related to political, social and economic instability and disruptions, government import and export controls, economic sanctions, embargoes or trade restrictions, the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures, risk to theft of proprietary information and/or intellectual property, currency fluctuation, supply chain and product sourcing, new regulatory regimes applicable to our products and increased compliance costs, including costs associated with compliance and disclosure operational requirements and costs related to operating in new jurisdictions, difficulties in staffing and managing multi-national operations, including our store locations and employees, limitations on our ability to enforce legal rights and remedies, potentially adverse tax consequences, and access to, or control of, networks and confidential information due to local government controls and vulnerability of local networks to cyber risks. We may be unsuccessful in adapting our operations to address such risks and we may determine to curtail and/or slow our international expansion initiative. If we are unable to successfully manage the risks associated with expanding our business internationally or adequately manage operational risks of our existing international operations, there could be a material adverse effect on our growth in global markets, our reputation and prospects, our consolidated results of operations, financial position and cash flows.

As of February 3, 2024, we have an integrated RH Hospitality experience in 16 of our Gallery locations, including restaurants and wine bars, and based on the success of our hospitality offering to date, we plan to incorporate an integrated RH Hospitality offering in many of the new Galleries that we open in the future. In addition, we have one RH Guesthouse location in New York, and are constructing our second RH Guesthouse in Aspen. Although we have experienced a number of positive business outcomes from the RH Hospitality operations, there can be no assurance that these benefits will be sustained, that we will avoid operational or other complications from the hospitality business or that new aspects of our hospitality offering such as the launch of Guesthouses will be successful.

10 | FORM 10-K	PART I

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

In addition, we continue to pursue several new initiatives to improve our business, including refining our organizational structure, changing how we source and deliver products to our customers, and streamlining and realigning the senior leadership and personnel structure in our home office operations. We have also focused on elevating the customer experience, which includes improving our distribution and delivery of products and architecting a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric-driven quality system and company-wide decision data. We have focused on introducing new products and optimizing our merchandise assortment, including through selling slower moving, discontinued and other inventory through markdowns and our outlet channel, as well as enhancing and optimizing our product sourcing capabilities and adding new management information systems.

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

We have experienced significant fluctuations in the growth of our business and we may not experience high rates of growth in future periods.

We have experienced significant fluctuations in the growth of our business in the past, including since the occurrence of the COVID-19 pandemic, and may continue to experience wide fluctuations in our quarterly performance. We are currently engaged in a number of growth initiatives, including investments to elevate our brand and improvements to our products and customer experience. There can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties that may have a material negative impact on our growth and profitability. In addition, these initiatives may have near-term material negative impacts on our growth and profitability as we incur costs or pursue strategies that may not contribute to our profits and margins until future periods, if at all. Some factors affecting our business, including macroeconomic conditions and government policies, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the global economic environment. For example, we believe that the COVID-19 pandemic and the resulting trends in housing and consumption patterns drove increased demand in our business during a substantial portion of the pandemic, while the demand for home furnishings has since decreased as consumer demand has shifted into other areas such as travel and leisure. In addition, our rates of revenue growth have sharply fluctuated from quarter-to-quarter and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including the overall economic and general retail sales environment as well as factors affecting the housing market, such as substantially higher interest rates and mortgage rates, housing prices, the pace of housing construction, secondary market transactions in the housing market and other activities in the housing sector.

Due to these kinds of factors, our results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. Our results of operations may also vary relative to corresponding periods in prior years. We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and cannot be relied upon as indicators of future performance. We cannot assure you that we will succeed in offsetting any increases in our expenses with improved efficiency or price increases for our products and services or that cost increases associated with our business will not have a material adverse effect on our financial condition or results of operations.

PART I	FORM 10-K | 11

We previously identified a material weakness in our internal controls over financial reporting and related weakness in our disclosure controls and procedures. Although these weaknesses have been remediated, any failure to establish and maintain effective disclosure controls and procedures and internal controls over financial reporting could result in material misstatements in our financial statements and failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition or results of operations.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Maintaining effective disclosure controls and procedures and effective internal controls over financial reporting are necessary for us to produce reliable financial statements and disclosure reports. Our disclosure controls and procedures and internal controls over financial reporting have in the past been subject to deficiencies and material weaknesses, and we cannot assure you that additional material weaknesses will not arise in the future.

Our reporting obligations as a public company place significant requirements on our senior leadership team and we are required to devote substantial operational and financial resources and systems in order to meet those obligations and will continue to do so for the foreseeable future. In addition, we have experienced changes in personnel who are involved in our financial reporting. Changes in personnel, systems or procedures, as well as other events, may have an adverse impact on our internal controls and our disclosure controls and procedures. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. Therefore, our internal control over financial reporting and disclosure controls and procedures may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. There can be no assurance that our reporting infrastructure and personnel involved in financial reporting and disclosure controls and procedures have in the past complied, or will continue in the future to comply, with all of our applicable reporting obligations. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting and effective disclosure controls and procedures, we may not be able to produce reliable financial or SEC reports. Our failure to maintain the adequacy and effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial and other reporting obligations.

Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us may significantly impact our revenue and results of operations.

Our business depends on consumer demand for our products and we target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of factors that influence consumer spending generally, such as general economic conditions and the health and volatility of the stock market, and that our sales are particularly affected by the financial health of, and demand levels from, higher-end consumers. While the overall market for home furnishings may be influenced by factors such as employment levels, interest rates, new household formation and the affordability of homes for first-time home buyers, the higher-end of the housing market may be disproportionately influenced by other factors, including the number of foreign buyers in higher-end U.S. real estate markets, foreign currency volatility, the number of second and third homes being bought and sold, stock market volatility and illiquid market conditions, global economic uncertainty, inflation, decreased availability of income tax deductions for mortgage interest and state income and property taxes, and perceived capital appreciation prospects in higher-end real estate. In the past, many of these factors have adversely affected the high-end home furnishings market and consequently our business. These factors may make it difficult for us to accurately predict our operating and financial results for future periods, and we believe these factors could have a material adverse effect on our business and results of operations in future periods.

12 | FORM 10-K	PART I

If we fail to successfully and timely deliver merchandise to our customers and manage our supply chain commensurate with demand, our results of operations may be adversely affected.

We must successfully manage our supply chain and vendors in order to produce sufficient quantities of products that our customers wish to purchase in a timely manner. We must manage our inventory levels, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, such that our “in stock” position in merchandise correlates well to consumer demand and expected delivery times. Because much of our merchandise requires that we provide vendors with significant ordering lead times, often before market factors are known, we may not be able to source sufficient inventory to meet demand if our products prove more popular than anticipated. Various business conditions and operational initiatives, such as the launch of new products and changes in the global supply chain, require us to establish new vendor relationships and supply chain operations, which may expose us to new counterparty, regulatory, market or other risks. We have experienced periods in which some of our vendors were not able to meet customer demand for certain products resulting in significant back orders for goods, higher rates of cancellation on orders in process and, in some instances, loss of customer sales when orders could not be completed in a timely manner. If we are unable to accurately predict and track demand for our products, we may be required to mark down the price of certain products in order to sell excess inventory or we may be required to sell such inventory through our outlet stores. We expect these factors to continue from time to time as we add new product assortments and new merchandise categories into our business.

Merchandise purchased from our vendors that is defective or otherwise does not meet our product quality standards could damage our reputation and brand image and harm our business, and we may not have adequate remedies against our vendors for such merchandise.

From time to time, some of our merchandise has failed to meet our expectations and objectives concerning quality. Our emphasis on merchandise quality is increasing as we strive to elevate our brand. In recent periods we have recalled products due to quality or other issues and may recall others in the future. Despite our ongoing efforts to improve customer satisfaction, we may fail to maintain the level of quality for some of our products that is necessary to satisfy our customers. For example, our vendors may not adhere to our quality control standards, and we may not identify a quality deficiency before merchandise ships to our customers. Failure to supply our customers with high-quality merchandise in a timely and effective manner, additional product recalls, or any perception that we are not maintaining adequate sourcing and quality control processes could damage our reputation and brand image and lead to an increase in product returns, exchanges or customer litigation (including class-action lawsuits), increasing routine and non-routine litigation costs. In addition, social media may magnify any harm to our business, reputation and brand image. We are continually changing many aspects of our business processes, including improving product quality and enhancing sourcing and product availability, which may complicate our supply chain and quality control processes and result in quality issues or product recalls. Even if we detect that merchandise is defective or otherwise not in compliance with our product quality standards, we may not be able to return such products to the vendor or obtain a refund or other indemnification from the vendor. The limited capacities of certain of our vendors may constrain the ability of such vendors to replace any defective merchandise in a timely manner. Similarly, the limited capitalization and liquidity of certain of our vendors and their lack of insurance coverage for product recall claims may result in such vendors being unable to refund our purchase price or pay applicable penalties or damages associated with any such defects or resulting product recalls. Any of the foregoing risks, if realized, could have a material adverse effect on our business, reputation and brand image.

Our business depends on the strength of our brand and continuing investments in our brand will be an important requirement for our future success.

Our business depends in part on a strong brand image, and we continue to invest in brand development and advertising. Our increased focus on elevating RH as a luxury brand and plans for further international expansion further increase the importance of our brand image, position and reputation. Our brand image may be diminished if new products, services or other businesses fail to maintain or enhance our distinctive brand image. Additionally, our reputation could be jeopardized if we fail to maintain high standards for merchandise and service quality. With the growth in importance and the impact of social media, any negative publicity from product defects, recalls or service failures may be magnified and reach a large portion of our customer base in a short period of time, which could harm the value of our brand and, consequently, our financial performance. Any failure to maintain a strong brand image could have a material adverse effect on our sales and results of operations.

PART I	FORM 10-K | 13

As a luxury brand, we rely on a number of initiatives to sustain our image and to promote our products in the marketplace. Our physical retailing presence, primarily in the form of our Galleries, is one of the most important initiatives that we use to display our product offerings. We also use our website and other digital efforts, as well as our Sourcebooks, to showcase a larger portion of our assortment. We continue to adjust and refine our strategy based on a variety of factors, including the success of the various initiatives that we adopt. Expenditures on our Sourcebook strategy have historically represented a substantial portion of our expense in advertising and promoting our business. We are adjusting our strategies with respect to the use of Sourcebooks, including the frequency and scope of mailings, the format of the Sourcebooks and the use of the Sourcebooks as an advertising and promotional tool, including with respect to prospecting for new customers. There can be no assurance that we will be successful as we make changes to optimize our Sourcebook strategy. Future increases in shipping rates, paper costs or printing costs would have a negative impact on our results of operations to the extent that we are unable to offset such increases through increased sales or by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems, or by using alternative direct-mail formats.

Competition in the home furnishings sector may adversely affect our future financial performance.

The home furnishings sector is highly competitive. We compete with a number of other home furnishing retailers, including national and regional businesses, as well as new market participants. We also compete with the interior design trade and specialty stores, as well as antique dealers and other merchants that provide unique items and custom-designed products. We will face new competitors as we expand our business into new geographic markets. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. There are an increasing number of online and digital-centric business models in the home furnishings sector and the impact of these competitors on other home furnishing businesses is uncertain. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive expansion, competitive pricing, different approaches to advertising and marketing, and expansion into markets where we currently operate. Competition from any of these sources could cause us to lose market share, revenues and customers, increase expenditures, divert resources to new or responsive business initiatives and slow the rate of our growth and adversely affect our business and results of operations. There can be no assurance that such competitors will not be more successful than us, based on imitation of our products or strategies or through other competitive initiatives, or that we will be able to continue to maintain a leadership position in style and innovation or product position in the future. Many of our competitors seek to compete with us by offering products that are similar to our merchandise at lower price points. Some of our competitors have taken an aggressive approach to expansion of operations and introducing new stores and products that compete with our business. To the extent that we do not respond effectively to these and other sources of competition to our business, we may lose market share to our competitors and suffer negative consequences to our business and results of operations.

We are subject to risks associated with our dependence on foreign manufacturing and imports for our merchandise.

Based on total dollar volume of purchases for fiscal 2023, 66% of our products were sourced from Asia, including 30% from Vietnam and 22% from China and the remainder predominantly from India and Indonesia, as well as 14% from the U.S. and the remainder from other countries and source regions. In addition, some of the merchandise we purchase from vendors in the U.S. also depends, in whole or in part, on vendors located outside the U.S. As a result, our business highly depends on global trade, as well as any trade and other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones, and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations, whether in connection with new products we introduce, or new production manufacturing locations added to our supply chain, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we do not rely on long-term contracts with our vendors and generally transact business with them on an order-by-order basis.

14 | FORM 10-K	PART I

Many of our imported products are subject to existing duties, tariffs and other similar trade restrictions that may limit the quantity or affect the price of some types of goods that we import into the U.S., Canada, the United Kingdom and Europe. We typically seek to reduce our exposures to any anti-dumping duties by minimizing our sourcing of products from countries where anti-dumping duties apply, however, such duties may be applied by certain countries in some cases in the future, which in turn may cause us to reconsider sourcing certain targeted product groupings. In addition, substantial regulatory uncertainty exists regarding international trade relations and trade policy. An introduction of new duties, tariffs, quotas or other similar trade restrictions, or increases in existing duties or tariff rates, on products imported into the U.S., Canada, the United Kingdom and Europe, whether actual, pending or threatened, may have a negative impact on our results of operations. Significant uncertainty exists as to whether and when tariffs may be reduced or imposed, and what countries may be implicated. Given that we cannot reasonably predict the timing or outcomes of trade actions by the U.S. government or other countries, the impact of such actions on our business and results of operations remains uncertain. Additionally, such uncertainties, even if not directly applicable to our imported products, may have a negative influence on the domestic and international economy generally and indirectly reduce market demand for our products.

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

Our dependence on foreign imports makes us vulnerable to other risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our U.S. distribution centers, product quality control charges on or assessment of additional import duties, tariffs, anti-dumping duties and quotas, loss of “most favored nation” trading status by our foreign trading partners with the U.S., work stoppages, including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the U.S., freight cost increases, political unrest, economic uncertainties, including inflation, foreign government regulations, trade restrictions, increased labor costs and other similar factors that might affect the operations of our vendors in or transacting with specific countries such as China, Russia and the ongoing conflicts in Ukraine and the Middle East, other various trade sanctions and other restrictions resulting from geopolitical tensions.

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

PART I	FORM 10-K | 15

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

Furthermore, our growth strategy includes expanding our product assortment, and our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. However, many of our key products are produced by artisans, specialty vendors and other vendors that are small, undercapitalized or that may have limited production capacity, and we have from time to time in prior periods experienced supply constraints that have affected our ability to supply high demand items or new products due to such capacity and other limits in our vendor base. A number of our vendors, particularly our artisan vendors, may have limited financial or other resources and operating histories and may receive various forms of credit from us, including with respect to payment terms or other arrangements such as unsecured advance payments from us for orders. We also have provided financial support to some of our vendors seeking to expand or optimize their operations in order to meet our orders for products and any failure of such vendors to meet their financial or operational objectives may have a material adverse effect on our results of operations.

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

Increases in the prices of the components and raw materials used in our products and other costs such as transportation could negatively affect the sales of our merchandise and our product margins. For example, in recent periods the cost of sourcing our products has come under pressure from increased prices for raw materials and shipping and other costs. Our business may also be affected by changes in currency exchange rates and as we expand our business internationally, we may be increasingly exposed to risks related to currency values. Changes in prices for raw materials, energy and transportation and fluctuations in currency exchange rates are dependent on a number of factors beyond our control, including macroeconomic factors that may affect commodity prices (including prices for oil, lumber and cotton); changes in supply and demand; general economic conditions; rising interest rates; inflation; significant political events; labor costs; natural disasters, including as a result of climate change; duties and tariffs and other similar factors. Depending on the nature of changes in these different factors that affect our business, we may experience an adverse impact on our business for different reasons, such as increased costs of operation or lower demand for our products. Changes in the value of the U.S. dollar relative to foreign currencies, including the Vietnamese dong and Chinese Yuan, may increase our vendors’ cost of business and ultimately our cost of goods sold and our selling, general and administrative costs. If we are unable to pass such cost increases on to our customers or the higher cost of the products results in decreased demand for our products, our results of operations could be harmed.

16 | FORM 10-K	PART I

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

We lease nearly all of our retail locations, our outlet stores, our corporate headquarters, other storage and office space, and our distribution and home delivery facilities. The initial lease term of our retail locations generally ranges from ten to fifteen years, and certain leases contain renewal options for anywhere from ten to twenty-five years. The initial lease term for one of our future Design Galleries is forty-six years and contains a renewal option for five years. Most leases for our retail locations provide for a minimum rent, typically including escalating rent amounts, plus a percentage rent based upon sales after certain minimum thresholds are achieved, as well as common area maintenance charges, real property insurance and real estate taxes.

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

In fiscal 2020, we entered into equity method investments in connection with real estate development initiatives in Aspen, Colorado with a third-party real estate development partner (the “Aspen Development Partner”). The investments include properties that will be developed into retail locations, hospitality concepts, residential developments and workforce housing projects. We have also selected Aspen as the location to develop the first RH Ecosystem inclusive of an RH Bespoke Gallery, RH Guesthouse, RH Bath House & Spa, RH Restaurants and our first RH Residences. We are currently constructing our RH Guesthouse in Aspen. We plan to operate the RH branded businesses and be a real estate investor and partner for the remaining properties.

In fiscal 2022, we entered into additional real estate joint venture transactions with entities affiliated with our Aspen Development Partner with respect to various properties that we expect will ultimately be developed and may in numerous instances be leased in whole or in part by RH now or in the future for new RH Galleries or other RH business concepts.

These new approaches might cause us to pursue complicated real estate transactions and may require additional capital investment and could present different risks related to the ownership and development of real estate compared to those risks associated with a traditional store lease with a landlord. Risks we may experience in connection with this new development model include increased demands on our leadership team related to the operational complexity of engaging in real estate and construction development activities that are not within our traditional areas of operational expertise as well as greater financial exposure if our plans for the relevant real estate are not as successful as we originally anticipate or if the value of the real estate we acquire or invest in subsequently decreases. Pursuing multiple different paths for addressing our real estate needs may create various other risks including (i) conflicting financial incentives and objectives of third parties involved in our real estate development projects, including our joint venture partner, (ii) increased complexity of concurrently pursuing multiple different models for Gallery development, and (iii) challenges related to the time and costs of real estate development and construction as well as the need for additional capital and risks related to resale of real estate projects. These risks could distract our senior leadership team’s focus, strain our operational resources and personnel, or expose us to new regulatory or tax regimes in which we must develop expertise.

Several of our new real estate development strategies expose us to additional risks related to operating in commercial real estate from a development perspective. Such risks include the cost and financing of the acquisition of real estate interests, market risks related to real estate prices, the time and costs related to developing real estate projects, including construction and development risks and other factors that affect the commercial real estate industry more generally. We have not historically operated directly in all phases of real estate development, including managing all aspects of construction of large-scale real estate projects. With respect to a number of our Gallery development projects, we are broadly undertaking increased development risk with respect to our real estate investments and these risks could increase our financial exposure to development cost overruns, construction delays and other negative factors which exposes us to increased downside risks if we encounter difficulties in implementing these strategies, such as operational and financial challenges related to later than expected openings of new Gallery projects as well as substantial increases in our costs.

PART I	FORM 10-K | 17

Our ability to renegotiate favorable terms on an expiring lease, to arrange for the sale of an owned property or to negotiate favorable terms for a suitable alternate location could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords and other factors that are not within our control. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases or other obligations for locations that we close could materially adversely affect our business and results of operations.

A number of factors affect our ability to successfully open new Galleries within the time frames or cost parameters that we initially target or optimize our store footprint are beyond our control, and these factors may harm our ability to execute our strategy to transform our real estate, which may negatively affect our results of operations.

We are focused on sizing our assortments and our Galleries to the potential of the market by adjusting the square footage and number of Galleries on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected Galleries in these or adjacent markets. In addition, we have developed alternative Design Gallery formats with varying sizes that are suited to many smaller and mid-sized North American markets, and we are testing this approach as we open new Galleries in different new locations. We intend to continue to open Bespoke Galleries in important second home markets and larger Bespoke Design Galleries in top international markets. We also are planning to open smaller Design Studios in some new markets. When we address the introduction of new Galleries in a particular market or changes to, or closure of, existing Galleries, we must make a series of decisions regarding the size and location of new Galleries (or the existing Galleries slated to undergo changes or closure) and the impact on our other existing Galleries in the area or being without presence or “out of the market.”

We have experienced delays in opening some new Galleries and may experience further delays in the future. We also have incurred higher levels of capital and other expenditures associated with the opening of some of our new Gallery locations. In addition, construction costs and the price of construction materials have increased substantially in recent years. While we are adopting various measures to improve the efficiency and effectiveness of our real estate development efforts with respect to opening new Galleries, the strategies may not be effective or have the effects that we anticipate. Any of the above challenges or other similar impediments could delay or prevent us from completing store openings and adversely affect the return on investment that we target from these initiatives. To the extent that we experience delays in the opening of a store or cost overruns, our results of operations will be negatively affected as we could incur various costs during a delay without associated store revenue at such location and such delays and increased costs could impact our overall return on investment and profit goals for some locations. Unfavorable economic and business conditions and other events could also interfere with our plans to expand or modify store footprints. Changes in regulation or increases in building or construction costs, including with respect to the cost of building materials, could result in unanticipated increases in real estate development costs or delays in the completion of our real estate projects. Our failure to effectively address challenges such as those listed above could adversely affect our ability to successfully open new Galleries or change our store footprint in a timely and cost-effective manner and could have a material adverse effect on our business, results of operations and financial condition.

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

We are currently engaged in efforts to improve the quality of our customer experience, which includes making changes to the way in which we operate our distributions centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network. Additionally, we are in the process of architecting and implementing a new fully integrated back-end operating platform, inclusive of the supply chain network, the home delivery experience as well as a new metric driven quality system and enhanced corporate decision data. Some of these efforts may require us to make significant expenditures in periods in the near term, which may also have a negative effect on our results of operations if there is no associated increase in revenues or decrease in returns or if any such effect is less than anticipated. There can be no assurance, however, that any of these efforts will be successful or that we will not encounter additional difficulties in achieving higher levels of customer satisfaction.

18 | FORM 10-K	PART I

We also are engaged in initiatives to introduce new products and to optimize our merchandise assortment, including through lower inventories and reduced working capital, and in order to realize the anticipated benefits of such initiatives we have focused on optimizing the use of our distribution centers, furniture home delivery centers and outlets. For example, we have consolidated our distribution center network and reconfigured our furniture home delivery centers in order to streamline our operations. Not all of these initiatives have worked in the manner that we originally anticipated and in some instances the investments we have made in changes to our home delivery have not returned corresponding benefits commensurate with the costs to us. While we believe that these efforts will allow us to more efficiently manage our inventory and optimize our uses of capital, in the short term, such strategies may result in additional costs, including increased freight costs and lease early termination fees. Furthermore, in the past, during periods of significant customer growth and demand, our distribution centers often run at capacity. If we fail to accurately anticipate the future capacity requirements of our distribution centers, we may experience delays and difficulties in fulfilling orders and delivering merchandise to customers in a timely manner. We also may be unable to remedy such issues quickly due to operational difficulties, such as disruptions in transitioning fulfillment orders to the new distribution facilities, competition for distribution facility space and problems associated with operating new facilities or reducing the size and changing functions of existing facilities. These difficulties can result in a negative experience for our customers and could have a material adverse effect on our results of operations.

We currently rely upon independent third-party transportation providers for the majority of our product shipments, which subjects us to certain risks.

We currently rely upon independent third-party transportation providers for product shipments from our vendors to our distribution centers, home delivery centers and retail locations and to our customers outside of certain areas. Our utilization of third-party delivery services for shipments is subject to risks, including increases in rates and fuel prices, which would increase our shipping costs, as well as strikes, work stoppages, port closures, disruption to shipping routes and inclement weather, which may impact shipping companies’ abilities to provide delivery services that adequately meet our shipping needs. For example, strikes or even threat of strikes involving longshoreman and clerical workers at ports in the past have completely shut down such ports for periods of time, impacting retail and other industries and more recently the port of Baltimore has been disrupted and shipping lanes in the Red Sea have been affected by attacks on ships in that part of the world. If we change shipping companies, or are forced to reroute our shipments, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the third-party transportation providers we currently use, which in turn would increase our costs. Any of the foregoing risks, if realized, could have a material adverse effect on our business, financial condition and results of operations.

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

We have historically relied on the availability of debt financing as one primary source of capital in order to fund our operations, including borrowings under our revolving line of credit under our ABL Credit Agreement (as defined in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations). We have also incurred indebtedness to finance other strategic initiatives, including our share repurchase programs, and we may continue to incur indebtedness to support such initiatives in future time periods.

We completed four convertible note financings from fiscal 2014 through fiscal 2019. The first three series of these convertible notes in an aggregate principal amount of $985 million are no longer outstanding and the remaining principal amounts outstanding for each such series were repaid on or prior to their final respective maturity dates. In addition, holders of a substantial portion of the fourth series of convertible notes have elected to exercise the early conversion option applicable with respect to these convertible notes or to sell these convertible notes back to RH in connection with privately negotiated repurchase transactions. As of February 3, 2024, $42 million in aggregate principal amount of the fourth series of convertible notes remains outstanding.

PART I	FORM 10-K | 19

On October 20, 2021, Restoration Hardware Inc. (“RHI”), a wholly owned subsidiary of RH, entered into the Term Loan Credit Agreement (as defined in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations) with respect to an initial term loan in an aggregate principal amount equal to $2.0 billion with a maturity date of October 20, 2028. On May 13, 2022, RHI entered into the 2022 Incremental Amendment (as defined in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations) with respect to incremental term loans in an aggregate principal amount equal to $500 million with a maturity date of October 20, 2028 (collectively, with the initial $2.0 billion raised pursuant to the Term Loan Credit Agreement, the “Term Debt”). Our existing indebtedness, including the Term Debt and any other indebtedness we may incur in the future, could have significant consequences on our future operations and financial results, including:

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

Any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations, or ability to meet our payment obligations.

Our ABL Credit Agreement and Term Loan Credit Agreement contain various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates. These restrictive covenants may limit the amount of borrowings available to us under our ABL Credit Agreement and our operational and financial flexibility. We may face financial and contractual consequences to the extent we are not able to maintain our compliance with such covenants, which could have a material adverse effect on our business, financial condition and results of operations.

We will have significant capital requirements for the operation of our business in the near term if we are to continue to pursue all of our current business initiatives. We have substantial capital requirements related to investments in our business, our real estate strategy, our international expansion, the development of new businesses and our significant number of concurrent initiatives. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2023, our adjusted capital expenditures were $295 million in aggregate, net of cash related to landlord tenant allowances of $2.5 million. In addition, we also received tenant allowances under finance leases subsequent to lease commencement of $2.4 million, which are reflected as a reduction to principal payments under finance leases within financing activities on the consolidated statements of cash flows. We expect to continue to incur significant capital expenditures in respect of new Galleries and other initiatives in fiscal 2024, but the exact scope of our capital plans in future fiscal years, including fiscal 2024, will depend on a variety of factors such as the level of gross capital expenditures that we undertake in our business, the amount of any proceeds from the sale of assets, including sales of real estate, and the way that our business performs. We may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities.

20 | FORM 10-K	PART I

At various times we have elected to incur substantial levels of aggregate indebtedness in connection with our business, including in connection with our share repurchase program. Although we have previously been successful in reducing such indebtedness due in part to the strong cash flow of our business, we may in the future elect to incur further debt in addition to the $2.5 billion of Term Debt that we raised. Existing and future increases in debt and in the aggregate level of our indebtedness could expose us to greater risks in the event of a financial or operational downturn or other events, including unanticipated adverse developments that affect our financial performance or the ability to access financial markets. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital. Our ability to raise funds will depend in part on the capital markets and our financial condition at such time and we cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may not be able to meet our payment obligations under our convertible senior notes and other debt obligations. We may also be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

In addition, while we anticipate that we should be able to repay our debt maturities as they come due, there can be no assurance that we will have sufficient financial resources at the maturity of any specific indebtedness, whether upon its stated maturity or otherwise. In particular, we may need to incur additional debt or refinance existing debt in order to achieve repayment of existing debt. If we are not able to arrange financing to repay our debt obligations, or to extend the maturities of existing debt or otherwise refinance our obligations as needed, we may experience a material adverse effect on our business and operations.

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

PART I	FORM 10-K | 21

Inasmuch as our success depends in part upon our ability to attract, motivate and retain a sufficient number of store and other employees who understand and appreciate our corporate culture and customers, turnover in the retail industry and food and beverage industry is generally high. Excessive turnover will result in higher employment costs associated with finding, hiring and training new employees. If we are unable to hire and retain store and other personnel capable of consistently providing a high level of customer service, our ability to open new Galleries, service the needs of our customers and expand our food and beverage business may be impaired, the performance of our existing and new Galleries and operations could be materially adversely affected and our brand image may be negatively impacted.

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

Over the last several years, there has been a substantial increase in the scope of reported cybersecurity threats and attacks. During this time, we have experienced numerous cybersecurity threats and have had to expend increasing amounts of human and financial capital to address this issue. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers and may be breached due to error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive data. Because techniques used to obtain unauthorized access to networks, or to sabotage systems, are constantly evolving and generally are not recognized until launched against a target, we may be unable to anticipate applicable threats or vulnerabilities in our systems and processes and we may fail to implement adequate preventative measures. We expect that these cybersecurity threats will continue and that the scope of sophistication of these efforts may increase in future periods. While we aim to remediate known vulnerabilities and identified breaches on a timely basis, and to adopt countermeasures to address risks, we do not expect that our efforts will eliminate these risks or result in 100% success in thwarting attacks. Any failure to address vulnerabilities or breaches in a timely and comprehensive matter, including shortcomings in our efforts to timely replace and upgrade network equipment, servers, or other technology assets, could result in a serious adverse event with respect to our systems and business operations.

Furthermore, our operations are also dependent on the information technology systems and cybersecurity measures of third parties, including our vendors, who may also experience cybersecurity attacks. In addition, our information systems can face risks to the extent we acquire new businesses but are not able to quickly or comprehensively integrate such acquired businesses into our policies and procedures for addressing cybersecurity risks or identify and address weaknesses in such acquired entity’s information systems. If we are unable to protect sensitive data, including complying with evolving information security, data protection and privacy regulations, our customers’ data, our employees’ data, our intellectual property, and other third-party data (such as subcontractors, suppliers and vendors) could be compromised, which could adversely affect our business.

In addition, for our business to function successfully, we and other market participants must be able to handle and transmit confidential and personal information securely, including in customer orders placed through our website. That information includes data about our customers, including personally identifiable information and credit card information, as well as sensitive information about our vendors and workforce, including social security numbers and bank account information. Various jurisdictions have enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. For example, in California, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents. The California Privacy Rights Act, which became effective January 1, 2023, amends and expands the CCPA, including by expanding consumer’s rights in their personal information and creating a new governmental agency to interpret and enforce the statute.

22 | FORM 10-K	PART I

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the U.S. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In the European Union, the General Data Protection Regulation (“GDPR”) governs data practices and privacy. The GDPR requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the European Union than were required under predecessor European Union requirements. The United Kingdom has implemented legislation similar to the GDPR, including the U.K. Data Protection Act and legislation similar to the GDPR referred to as the U.K. GDPR.

Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation and adversely affect our business.

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

PART I	FORM 10-K | 23

We face product related liability risks and certain of our products may be subject to recalls or other actions by regulatory authorities, and any such recalls or similar actions could have a material adverse effect on our business and reputation.

We face product liability, product safety and product compliance risks relating to the design, manufacturing, raw material sourcing, testing, contents, importation, sale, use and performance of some of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Some of our products must comply with certain federal and state laws and regulations. For example, some of our products are subject to the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008 and the Federal Hazardous Substances Act, which empower the Consumer Product Safety Commission (the “CPSC”) to establish product bans, substance bans, substance limits, performance requirements, test methods and other compliance verification processes. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty. The CPSC is particularly active in regulation and enforcement activities related to the kinds of children’s products sold in our RH Baby & Child division. Certain of the products we sell are subject to the Lacey Act, prohibiting the importation and sale of products containing illegally harvested wood, among other things. Likewise, many of our products are subject to the regulations of the California Air Resources Board and the Environmental Protection Agency regarding formaldehyde emissions from composite wood products (e.g., plywood and medium density fiberboard). If we experience negative publicity, regardless of any factual basis, customer complaints or litigation alleging illness or injury, related to our products, or if there are allegations of failure to comply with applicable regulations, our brand reputation would be harmed.

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

Legislators and regulators in the U.S., Canada, the United Kingdom and within the European Union, where our products are sold, continue to adopt new product laws and regulations. These new laws and regulations have increased or likely will increase the regulatory requirements governing the manufacture and sale of certain of our products as well as the potential penalties for noncompliance. In addition, product recalls, removal of products, product compliance enforcement actions and defending product liability claims can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, any of which could have a material adverse effect on our business and results of operations.

We are involved in legal and regulatory proceedings from time to time that may affect our Company and/or our senior leadership, including litigation, claims, investigations and regulatory and other proceedings, which could distract senior leadership from our business activities and result in significant liability.

From time to time, we and/or members of our senior leadership team are involved in legal and regulatory proceedings, including litigation, claims, investigations and regulatory and other proceedings related to a range of matters in connection with the conduct of our business, including (i) privacy and data security, (ii) our labor and employment practices, including laws related to discrimination, wages and benefits, ERISA and disability claims, (iii) intellectual property issues with respect to copyright, trademarks, patents and trade dress, (iv) international and domestic trade and business practices, including import laws, unfair competition and unfair business practices, (v) consumer class action claims relating to our consumer practices, including the collection of zip code or other information from customers, (vi) product safety and compliance, including products liability, product recalls and personal injury, (vii) advertising and promotion of products and services, including class actions and regulatory actions related to advertising, (viii) compliance with securities laws, including class actions related to allegations of securities fraud, (ix) taxation, (x) contractual disputes, and (xi) health and safety regulations.

24 | FORM 10-K	PART I

Claims and legal proceedings may involve arbitration, mediation, private litigation, class action matters, derivative claims, internal and governmental investigations and enforcement matters. We are subject to regulatory oversight and legal enforcement by a range of government and self-regulatory organizations, including federal, state and local governmental bodies both within the U.S. and in other jurisdictions where we operate such as, among others, the Equal Employment Opportunity Commission, the CPSC, the Federal Trade Commission, U.S. Customs and Border Protection, the U.S. Department of the Treasury’s Office of Foreign Assets Control the Department of Labor, the SEC, FINRA, the NYSE, the Department of Justice and numerous state and local governmental authorities, including state attorney generals and state agencies. Litigation against us, depending on the outcome of such claims, could lead to further claims and proceedings, including on new and otherwise unrelated matters, for example, by attracting the attention of plaintiff’s firms or of regulators.

In the past, we have faced certain securities litigation matters, including securities class action cases that were consolidated by the court and certain related legal proceedings and various governmental investigations, including with respect to trading in our securities. Currently, we face a number of legal proceedings in connection with our business, including numerous cases for which plaintiffs are seeking class action status in areas such as wage and hour and employment practices. Legal proceedings and investigations often involve complex factual, legal and other issues, which are subject to risks and uncertainties, and which could require significant leadership time that could otherwise be focused on our operations. Furthermore, legal proceedings and investigations where the related matters under review involve members of our leadership team could distract our senior leadership from the operation of our business, damage the reputation of our leadership team and otherwise materially adversely affect our operations and leadership morale. Litigation, investigations and other claims and regulatory proceedings against or involving members of our senior leadership team or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation. We maintain insurance for legal proceedings, but there can be no assurance that such insurance will be available for the payment of all or any portion of the costs associated with any particular investigation, legal proceedings or other claims against us, or that coverage under any such insurance will be adequate to fund the full cost of any such legal proceedings, including the costs of investigation, defense and resolution of any such legal proceedings.

Third parties have in the past asserted, and may in the future assert, intellectual property claims against us, particularly as we expand our business to include new products and product categories, and expand in new geographic markets, where intellectual property laws and rights differ. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert senior leadership resources. We currently rely on a combination of copyright, trademark, patent, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We believe that our trademarks, copyrights (including in photographs, Sourcebooks and our website), and other proprietary rights are important to identifying and differentiating our brand and certain of our products from those of our competitors. We have from time to time encountered third parties selling products substantially similar to our products or misrepresenting that the products such retailers were selling were our products. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of our rights by others, including imitation of our products and misappropriation of our images and brand, particularly in jurisdictions that do not have strong intellectual property protection or in which we do not have strong rights. In the event that we are unable to assert and maintain intellectual property protection with respect to our products and services, the value of our brand could be diminished, and our competitive position could suffer.

PART I	FORM 10-K | 25

Compliance with laws, including laws relating to our business activities outside of the U.S., may be costly, and changes in laws could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous federal and state laws and regulations, including labor and employment, customs, sanctions, truth-in-advertising, consumer protection, e-commerce, privacy, health and safety, real estate, environmental and zoning and occupancy laws, intellectual property laws and other laws and regulations that regulate retailers, food and beverage providers or otherwise govern our business. In addition, to the extent we expand our operations as a result of engaging in new business initiatives or product lines, pursuing our multi-tier real estate strategy or expanding into new international markets, we may become subject to new regulations and regulatory regimes. We may need to continually reassess our compliance procedures, personnel levels and regulatory framework in order to keep pace with the numerous business initiatives that we are pursuing, and there can be no assurance that we will be successful in doing so. If the regulations applicable to our business operations were to change or were violated by us or our vendors or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, detentions, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and harm our business and results of operations. In addition to increased regulatory compliance requirements, changes in laws could make the ordinary conduct of our business more expensive or require us to change the way we do business. In addition, as a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. Changes to laws or regulations in the U.S. or foreign jurisdictions where we have employees or operations, including laws and regulations regarding environmental or social practices including in connection with greenhouse gas emissions and other environmental matters, could result in increased direct compliance costs, increased transportation costs or reduced availability of raw materials (or may cause our vendors to raise the prices they charge us because of increased compliance costs).

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

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on global earnings and could increase the nominal and effective U.S. corporate tax rate. The Organization for Economic Cooperation and Development proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted, changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Changes in tax laws based upon Pillar II or other proposals could have an adverse impact on our effective tax rate, income tax expense and cash flows.

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in completing or realizing the expected benefits of such acquisitions.

We may pursue growth opportunities by acquiring value-creating, add-on businesses, solutions or technologies through strategic acquisitions, investments or partnerships that we believe will broaden our existing position and market reach and have completed several different acquisitions in recent years. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our leadership team from our current operations. If we choose to acquire businesses in the future, there can be no assurance that we will be able to find suitable businesses to purchase, acquire such businesses on acceptable terms, or realize the benefits of any acquisition we pursue or that any of the businesses which we acquire will meet our objectives. If we are unsuccessful in any such acquisition efforts, then our ability to continue to grow at rates we anticipate could be adversely affected. The success of any completed acquisition will depend on our ability to effectively manage the business after the acquisition.

26 | FORM 10-K	PART I

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

Our total assets include intangible assets with an indefinite life, goodwill, tradename, trademarks and domain names, patents, copyrights, trade secrets, and substantial amounts of property and equipment and lease right-of-use assets. We evaluate these long-lived assets for possible impairment annually or earlier if impairment indicators exist and make certain estimates and projections in connection with the impairment analyses for these long-lived assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges were significant, our results of operations would be adversely affected. Refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report.

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

macroeconomic conditions, including inflation, high interest rates and mortgage rates and other factors affecting the housing market;

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

natural or man-made disasters or other similar events, including global health emergencies and the impact of climate events;

issuances or expected issuances of capital stock; and

global economic, legal and regulatory changes unrelated to our performance.

PART I	FORM 10-K | 27

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

Our restated certificate of incorporation (“Certificate of Incorporation”) and our amended and restated bylaws (“Bylaws”) contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors. These provisions:

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

provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and

establish advance notice, disclosure and other procedural requirements for stockholder nominations for elections to our board of directors or for stockholder proposals regarding matters that can be acted upon by stockholders at stockholder meetings.

Our Certificate of Incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock unless board or stockholder approval is obtained prior to the acquisition, subject to certain exceptions. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our Certificate of Incorporation and Bylaws contain provisions that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose a different judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware) is the sole and exclusive forum for any stockholder (including a beneficial owner) to bring:

any derivative action or proceeding brought on our behalf;

any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;

any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws; or

28 | FORM 10-K	PART I

any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine,

except, in each case, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction.

This exclusive-forum provision would not apply to suits brought (i) to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, or (ii) alleging violation of the Securities Act of 1933, as amended (the “Securities Act”).

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us or our directors, officers or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provisions in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

Our Bylaws contain provisions that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We adopted this exclusive forum provisions in our Bylaws in order to avoid having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As a result, there is uncertainty as to whether a court would enforce the exclusive form provision in our Bylaws with respect to Securities Act claims. Our b Bylaws further provide that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the exclusive forum provision. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

We have allocated a substantial amount of capital to the repurchase of shares of our common stock in open market stock repurchases. During fiscal 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2.45 billion.

PART I	FORM 10-K | 29

We repurchased approximately 3.7 million shares of our common stock during fiscal 2022 pursuant to our share repurchase program at an average price of approximately $269 per share, for an aggregate repurchase amount of approximately $1.0 billion. We repurchased approximately 3.9 million shares of our common stock during fiscal 2023 pursuant to our share repurchase program at an average price of approximately $321 per share, for an aggregate repurchase amount of approximately $1.3 billion, leaving a remaining amount of $201 million outstanding and available under our share repurchase program at the end of fiscal 2023. During fiscal 2022, we also repurchased $237 million of principal value of convertible senior notes in privately negotiated transactions and terminated all of the outstanding convertible note bond hedges and repurchased all of the outstanding warrants that had been previously issued in connection with the final two series of convertible senior notes.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. It is difficult to predict the impact of future changes to accounting principles or current accounting practice and the exact impact of such changes may not be what we anticipate. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, we adopted Accounting Standards Update 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in the first quarter of fiscal 2022, the adoption of which materially impacted our consolidated financial statements since we no longer separately present in equity an embedded conversion feature of our convertible senior notes and are required to determine our net income per share under the if-converted method. For information regarding recently issued accounting pronouncements, refer to “Recently Issued Accounting Standards” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report.

30 | FORM 10-K	PART I

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

Currently, none of our employees are represented by a union. However, our employees have the right at any time to form or affiliate with a union, and union organizational activities have occurred from time to time. We cannot predict the negative effects that any future organizing activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations. In addition, one of our key value-driving strategies involves the development and introduction of new Gallery locations. We pursue a range of different real estate development models for these projects. In a number of these projects, we perform a significant role in various aspects of the design and construction of the Gallery location. Both we and third-party contractors that we use in these construction projects may be subject to efforts and activities by organized labor to drive the hiring of union labor on these projects. To the extent that union workers are not involved in these projects, we and our third-party contractors may be subject to picketing and other labor actions that could affect our business, including protests in front of our retail locations in order to discourage our customers from entering our Galleries, which protests could adversely affect our business at those locations and our results of operations. In addition, to the extent that we become more directly involved in additional aspects of the construction work at our Gallery locations, we could be subject to additional pressure from organized labor such as union organizing efforts.

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

PART I	FORM 10-K | 31

Our operations are subject to risks of natural or man-made disasters, acts of war, terrorism or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural or man-made disasters or other similar events, including as a result of climate change, including floods, hurricanes, earthquakes, widespread illness, fires, loss of power, interruption of other utilities, industrial accidents, social unrest and riots. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of disasters, including fires and earthquakes that could disrupt our operations and affect our results of operations, and there is evidence that extreme weather, extended drought and shifting climate patterns have intensified the frequency and severity of wildfires in California. Many of our vendors are also located in areas that may be affected by such events. Moreover, geopolitical or public safety conditions which affect consumer behavior and spending, economic conditions, global trade or overall business conditions may adversely affect our business. Terrorist attacks, armed conflict such as what has been occurring in Ukraine and the Middle East, or other hostilities, or threats thereof, in the U.S. or in other countries around the world, as well as future events occurring in response to or in connection with such events and circumstances, could again result in reduced levels of consumer spending or other adverse effects on business conditions. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

The COVID-19 pandemic had a widespread impact on our customers and on our merchandise supply chain as well as the overall business climate in the U.S. and globally. Future large-scale crises, whether involving public health or other issues, may result in similar adverse effects or additional challenges that we may not be able to anticipate, including changes in consumer behavior, the pace of economic activity, or other similar issues which could negatively affect our business, results of operations or financial condition in future periods.

If in the future we encounter difficulties associated with any of our facilities, such as the disruptions we experienced related to the COVID-19 pandemic, or if any of our facilities were to shut down for any reason, including as a result of a natural disaster, we could face shortages of inventory resulting in backorders, significantly higher costs and longer lead times associated with distributing our products and the inability to process orders in a timely manner or ship goods to our customers. Further, any significant interruption in the operation of our customer service centers could also reduce our ability to receive and process orders and provide products and services to our Galleries and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand and have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

Risk Management and Strategy

Managing cybersecurity risks is an important component of our approach to enterprise risk management. As part of our overall risk management system, we have established certain procedures to assess, identify, mitigate and respond to risks from cybersecurity threats. We have regular programs to evaluate cybersecurity threats and to assess our systems, procedures and processes in order to identify areas of potential vulnerability and to improve our protection against evolving cybersecurity threats. We use a number of different methodologies in our regular assessment of cybersecurity risks with respect to our information systems, including vulnerability testing, security enhancement and evaluation of external threats, including in connection with potential data breach, ransomware and other forms of unauthorized access.

32 | FORM 10-K	PART I

As part of our overall cybersecurity protection program, we have created a cross-functional cybersecurity team consisting of senior members of information technology, legal, accounting, internal audit and compliance teams (the “Incident Response Team”) that contributes to various aspects of our approach to managing cybersecurity risks. Our senior information technology leaders who are members of the Incident Response Team have experience and domain expertise in cybersecurity, including defining and implementing security policies and tools, understanding and evaluating relevant threats to our technology infrastructure as well as developing incident response protocols and security operations workflows. We also incorporate third-party expertise in various aspects of our cybersecurity program, including in the assessment and testing of weaknesses as well as the adoption of software and other solutions to mitigate risks and identify and respond to threats. Our Incident Response Team is involved in all aspects of our program to address cybersecurity matters, including with respect to the design and management of internal controls and procedures governing these matters.

Governance

Our information technology team oversees the day-to-day management of our cybersecurity program with regular reporting to representatives of our Incident Response Team. Our information technology team has overall responsibility for our cybersecurity risk management program and procedures and reports regularly to the Audit Committee of our Board of Directors on cybersecurity matters. From a governance perspective, (i) we have an executive response team consisting of various senior executives, including our Chief Financial Officer, as well as members of our Incident Response Team (the “Executive Response Team”) that oversees the recommendations, actions and responses of the Incident Response Team in connection with specific cybersecurity incidents, and (ii) the Audit Committee as well as our Chief Executive Officer are provided with updates from the Executive Response Team and the Incident Response Team regarding incidents as well as the policies, standards, processes and practices that we implement to address risks from cybersecurity threats. The Audit Committee receives regular presentations and reports on cybersecurity matters that address a wide range of topics, including recent developments, evolving standards, vulnerability assessments and third-party reviews.

Incident Response

We have a written information security incident response plan (the “Incident Response Plan”) that we use to assist in our response to cybersecurity incidents. The Incident Response Plan provides a framework and process for our Incident Response Team. While our Incident Response Team identifies our initial response to potential or actual cybersecurity incidents, the Executive Response Team oversees the actions and recommendations of the Incident Response Team in connection with specific cybersecurity events.  In addition, we have various processes to escalate matters based upon the threat level severity. The Incident Response Team and Executive Response Team (i) make ongoing assessments of the severity of incidents, (ii) escalate these matters based upon the severity of the threat level, (iii) depending on the level of severity of an incident, also involve our Chief Executive Officer or Audit Committee and Board of Directors in assessing specific cybersecurity incidents, (iv) determine the appropriate level of response to specific incidents taking into account the nature of the incident, and (v) take overall responsibility for leading and coordinating response efforts, involving additional response team participants and retaining third-party assistance, including legal counsel and other third-party cybersecurity experts, and assessing materiality of an incident.

Threat Mitigation

While we engage in numerous efforts to protect ourselves from cybersecurity risks, we do periodically experience cybersecurity incidents. To date we have not experienced any cybersecurity threat or incident that has materially affected our business, results of operations or financial condition. We have also not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. Although we have adopted various processes and preventative measures with the objective of preventing breaches and minimizing the risks from cybersecurity matters, given the nature of cybersecurity threats that are constantly evolving over time, there is no guarantee that we, including our business strategy, results of operations or financial condition, will not be adversely affected by such threats or that our preventative measures and processes will be effective. Additionally, although we have insurance coverage for cybersecurity events, there can be no assurance that we will be able to maintain our insurance coverage or it will be enough to cover the cost associated with one or more cybersecurity events.

For further discussion of our risks related to cybersecurity, refer to Item 1A—Risk Factors—Material damage to, or interruptions in, information systems as a result of external factors, staffing shortages, cybersecurity breaches or cyber fraud, or difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations, and we may be exposed to risks and costs associated with protecting the integrity and security of our customers’ information.

PART I	FORM 10-K | 33

ITEM 2.     PROPERTIES

Leased Properties

The following table summarizes the total leased gross square footage of our leased properties as of February 3, 2024:

		LEASED GROSS SQUARE FOOTAGE
	COUNT	(approximate, in thousands)
Retail locations(1)(2)	82	2,115
Outlets	42	1,289
(1)	Retail locations include the Design Galleries, Legacy Galleries, Modern Gallery, Baby & Child and TEEN Galleries and Waterworks Showrooms. Refer to “Retail Locations” within Item 1—Business.
(2)	Excludes location count and leased gross square footage for owned properties.

The following table summarizes the location and size of our leased fulfillment centers, home delivery center locations and corporate facilities occupied as of February 3, 2024:

LEASED SQUARE FOOTAGE
LOCATION	(approximate, in thousands)
RH Furniture Fulfillment Centers
Patterson, California	1,501
Baltimore, Maryland	1,788
Ontario, California	1,001
RH Small-Parcel Fulfillment Center
West Jefferson, Ohio(1)	1,224
Home Delivery Center Locations(2)	1,294
Waterworks Fulfillment Center
Brookfield, Connecticut	160
Corporate Facilities
Corte Madera, California(1)(3)	263
Pinole, California(4)	200
Danbury, Connecticut(5)	26
Other	355
(1)	Customer service center and home delivery operations are also performed at this location.
(2)	Includes total approximate leased square footage for 21 separate home delivery center locations.
(3)	Location of RH Headquarters. Includes approximately 10,000 square feet of warehouse space.
(4)	Represents warehouse space.
(5)	Location of Waterworks Headquarters.

We believe that our current offices and facilities are in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future.

For additional information regarding leases, refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 10—Leases in our consolidated financial statements within Part II of this Annual Report.

In addition to the above, we have one third-party fulfillment center and three third-party home delivery center locations in Europe.

34 | FORM 10-K	PART I

Owned Property

We own ten properties, eight of which are owned through our consolidated variable interest entities. Eight locations represent current and future RH locations and are included in the RH Segment, two of which are operational as of February 3, 2024. Two locations represent properties for the purpose of use by RH or others related to developing, operating and selling such real estate, and are part of the Real Estate segment. Refer to Note 7—Variable Interest Entities in our consolidated financial statements within Part II of this Annual Report.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we and/or members of our senior leadership team are involved in litigation, claims, investigations and other proceedings relating to the conduct of our business, including purported class action litigation, as well as securities class action litigation. Such legal proceedings may include claims related to our employment practices, wage and hour claims, claims of intellectual property infringement, including with respect to trademarks and trade dress, claims asserting unfair competition and unfair business practices, claims with respect to our collection and sale of reproduction products, and consumer class action claims relating to our consumer practices. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and the Galleries we operate. Subject to certain exceptions, our purchase orders generally require the vendor to indemnify us against any product liability claims; however, if the vendor does not have insurance or becomes insolvent, we may not be indemnified. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant senior leadership time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

For additional information regarding legal proceedings, including certain securities litigation, refer to Note 19—Commitments and Contingencies in our consolidated financial statements within Part II of this Annual Report.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART I	FORM 10-K | 35

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades under the symbol “RH” on the NYSE.

The number of stockholders of record of our common stock as of February 3, 2024 was 15. This number excludes stockholders whose stock is held in nominee or street name by brokers.

No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

36 | FORM 10-K	PART II

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of RH under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph and table compare the cumulative total stockholder return for our common stock during the five-year period ended February 3, 2024 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on February 1, 2019 in the common stock of RH, the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

400
300
200
100
0
February 1, 2019
January 31, 2020
January 29, 2021
January 28, 2022
January 27, 2023
February 2, 2024
RH
NYSE Composite Index
S&P Retailing Select Index

	FEBRUARY 1, 2019	JANUARY 31, 2020	JANUARY 29, 2021	JANUARY 28, 2022	JANUARY 27, 2023	FEBRUARY 2, 2024
RH	100.00	156.20	355.70	293.27	232.45	191.58
NYSE Composite Index	100.00	110.42	116.77	132.99	129.46	138.71
S&P Retailing Select Index	100.00	98.00	200.55	181.42	159.76	164.12

PART II	FORM 10-K | 37

Repurchases of Common Stock

During the three months ended February 3, 2024, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(2)
				(in millions)
October 29, 2023 to November 25, 2023	—	$—	—	$201
November 26, 2023 to December 30, 2023	795	$308.62	—	$201
December 31, 2023 to February 3, 2024	103	$280.78	—	$201
Total	898		—
(1)	Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program (as defined in Note 16—Share Repurchase Program and Share Retirement in our consolidated financial statements within Part II of this Annual Report) authorized by the Board of Directors on October 10, 2018, and replenished on March 25, 2019 and June 2, 2022.

ITEM 6.     [RESERVED]

38 | FORM 10-K	PART II

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that are subject to risks and uncertainties. Refer to “Special Note Regarding Forward-Looking Statements and Market Data” and Item 1A—Risk Factors in this Annual Report for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed in Item 1A—Risk Factors and included elsewhere in this Annual Report.

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources are presented in this section for fiscal 2023 and a comparison to fiscal 2022. The discussion for fiscal 2022 and fiscal 2021 has been omitted from this Annual Report but is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023.

MD&A is a supplement to our consolidated financial statements within Part II of this Annual Report and is provided to enhance an understanding of our results of operations and financial condition. Our MD&A includes these primary sections:

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

How We Assess the Performance of Our Business. This section discusses financial and operating measures that affect our results of operations, including net revenues and demand, gross profit and gross margin, selling general and administrative expenses, operating income and operating margin, and net income and the related non-GAAP measures, in addition to adjusted EBITDA.

Basis of Presentation and Results of Operations. This section provides our consolidated statements of income and other financial and operating data, including a comparison of our results of operations in the current period as compared to the prior year’s comparative period, as well as non-GAAP measures we use for operational decision-making and as a means to evaluate period-to-period comparisons.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada, the United Kingdom and Germany, and have an integrated RH Hospitality experience in 16 of our Design Gallery locations, which includes restaurants and wine bars.

PART II	FORM 10-K | 39

We have recently undertaken substantial efforts to introduce the most prolific collection of new products in our history, with over 70 new furniture and upholstery collections across RH Interiors, RH Contemporary, RH Modern, RH Outdoor, RH Baby & Child and RH TEEN. These new collections reflect a level of design and quality inaccessible in our current market, and a value proposition that will be disruptive across multiple markets. In fiscal 2023, our investment in Sourcebooks has increased in connection with introducing these new products, which we expect to continue over the next several quarters.

As of February 3, 2024, we operated the following number of locations:

COUNT
RH
Design Galleries	31
Legacy Galleries	35
Modern Gallery	1
Baby & Child and TEEN Galleries	3
Total Galleries	70
Outlets	42
Guesthouse	1
Waterworks Showrooms	14

For more information on our Company and operations, refer to Item 1—Business.

Business Conditions

While we experienced increased demand for our products during the pandemic, recently there have been significant shifts in consumer spending away from home furnishings. Our business has also been negatively affected by macroeconomic conditions including higher interest rates, the slowdown in the luxury home market as well as other negative factors related to the effects of lingering higher inflation and increased costs including higher construction expenses. Our expectation is that these factors, which have contributed to the slowdown in demand in our business, will begin to moderate in the coming quarters and that we have positioned the business to take advantage of any improvements in macroeconomic factors.

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

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Contemporary, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. With the recent launch of the fall RH Interiors and RH Contemporary Sourcebooks, we have begun the introduction of the most prolific collection of new products in our history, which will continue into next year. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

40 | FORM 10-K	PART II

Gallery Transformation. Our product is elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market in North America will unlock the value of our vast assortment, generating an expected annual revenue opportunity for our business of $5 to $6 billion. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into many of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

Brand Elevation. Our strategy is to move the brand beyond curating and selling product to conceptualizing and selling spaces, by building an ecosystem of Products, Places, Services and Spaces that establishes the RH brand as a global thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of the RH Guesthouse New York in September 2022, and are in the process of constructing our second RH Guesthouse in Aspen. In June 2023, we opened RH England, The Gallery at the Historic Aynho Park, a 400-year-old landmark estate representing the most inspiring and immersive physical expression of the brand to date. RH England marked the beginning of our global expansion beyond North America. Additionally, we are creating bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH1 & RH2, our private jets; and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally. Our plans include launching a number of international locations in the United Kingdom and Europe, which began with the opening of RH England, The Gallery at the Historic Aynho Park, in June 2023; followed by the November 2023 openings of RH Munich, The Gallery on Sendlinger Strasse, and RH Düsseldorf, The Gallery on the Königsallee; as well as RH Brussels, The Gallery on Boulevard de Waterloo, in March 2024. We have secured a number of locations in various markets in the United Kingdom, continental Europe and Australia, including in Madrid, Paris, London, Milan and Sydney.

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

Factors Affecting Our Results of Operations

We have experienced significant changes in our business from fiscal 2021 through fiscal 2023, including the impact of macroeconomic factors such as the COVID-19 pandemic, substantially higher interest and mortgage rates, increased inflation and volatility in the global financial markets and the slowdown in the housing market. We believe that COVID-19 and the resulting trends in housing markets drove increased demand in our business during a substantial portion of the pandemic. However, the demand for home furnishings has decreased since the reopening of the economy after the peak of the pandemic and consumption patterns have shifted into other areas such as travel and leisure. Apart from the impact of macroeconomic factors on our business operations and on general economic conditions, below are certain factors that affect our results of operations.

PART II	FORM 10-K | 41

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

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand and our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise to match market demand from our customers, leading to higher levels of customer back orders and lost sales. For example, a number of our vendors experienced delays in production and shipment of merchandise orders related to direct and indirect effects of the COVID-19 pandemic, as well as other geopolitical conflicts that have occurred in recent years. In addition, as we introduce new products and expand our merchandise assortments into new categories, we expect to experience delays in the production of some new offerings, as we have had similar experiences during prior periods when we adopted substantial newness in our business.

During fiscal 2021, the lag in manufacturing and inventory receipts related to the COVID-19 pandemic, together with dislocations in our supply chain, resulted in some delays in our ability to convert demand into revenues. During the first half of fiscal 2022 we experienced increased net revenues due to fulfillment of orders generated in prior quarters as elements of our supply chain continued to catch up with customer demand. However, throughout fiscal 2023 we experienced softening demand trends as compared to fiscal 2022. While we believe the majority of the supply chain dislocation has now been resolved, there can be no assurance as to the exact course that our supply chain will take and a number of factors could contribute to further complications in our supply chain, including increased in raw material costs related to inflation and other macroeconomic factors, including negative effects in countries where our vendors produce merchandise. Based on total dollar volume of purchases for fiscal 2023, 66% of our products were sourced from Asia, including 30% from Vietnam and 22% from China and the remainder predominantly from India and Indonesia, as well as 14% from the United States and the remainder from other countries and regions.

Consumer Preferences and Demand. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. We have successfully introduced a large number of new products in past and current periods, which we believe has been a contributing factor in our sales growth and results of operations. If we misjudge the market for our products or the product lines that we acquire, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net revenues and gross profit.

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our net revenues are affected by general economic conditions, including conditions that affect the housing market. For example, substantially higher interest and mortgage rates and higher cost of consumer credit may reduce demand for our products. We have determined that our customer purchasing patterns are influenced by economic factors, including the health and volatility of the stock market. We have seen that previous declines in the stock market and periods of high volatility have correlated with a reduction in consumer demand for our products and may continue in future periods. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, but that our sales are particularly affected by the health of the higher-end customer and demand levels from that customer demographic.

42 | FORM 10-K	PART II

While the overall home furnishings market may be influenced by factors such as employment levels, interest rates, demographics of new household formation and the affordability of homes for first-time home buyers, the higher-end of the housing market may be disproportionately influenced by other factors, including stock market prices, disruption in financial markets, the number of second and third homes being bought and sold, the number of foreign buyers in higher-end real estate markets in the U.S., foreign currency volatility, inflation, tax policies and interest rates, and the perceived prospect for capital appreciation in higher-end real estate. Shifts in consumption patterns may also have an impact on consumer spending in the high-end housing market. We have in the past experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods. We expect the impact of such macroeconomic factors on our business may continue in future quarters. For more information, refer to Item 1A—Risk Factors—Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us may significantly impact our revenue and results of operations.

Fluctuation in Quarterly Results. Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, changes in retail locations, the timing of Sourcebook releases, and the extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. As a result of these factors, our working capital requirements and demands may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

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

Gross Profit and Gross Margin. Gross profit is equal to our net revenues less cost of goods sold. Gross profit as a percentage of our net revenues is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage, inventory reserves and write-downs and lower of cost or net realizable value reserves; inbound freight; all freight costs to get merchandise to our retail locations and outlets; design, buying and allocation costs; occupancy costs related to retail and outlet operations and our supply chain, such as rent and common area maintenance for our leases; depreciation and amortization of leasehold improvements, equipment and other assets in our retail locations, outlets and distribution centers. In addition, cost of goods sold includes all logistics costs associated with shipping product to our customers, which are partially offset by shipping income collected from customers (recorded in net revenues on the consolidated statements of income).

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

The primary drivers of our product cost of individual goods are raw materials costs, which fluctuate based on a number of factors beyond our control, including commodity prices, changes in supply and demand, general economic conditions, competition, import duties, tariffs and government regulation and labor costs in the countries where we source our merchandise. In addition, our gross profit is also impacted by logistics costs, which may increase in the event of, for example, expansions of or interruptions in the operation of our distribution centers, furniture home delivery centers and customer service center or damage or interruption to our information systems. We place orders with merchandise vendors primarily in United States dollars and, as a result, are not currently exposed to significant foreign currency exchange risk. However, our exposure may increase in connection with our global expansion strategy as we expect to have more operations related to currencies other than the United States dollar.

PART II	FORM 10-K | 43

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

In recent periods we have experienced higher cost of goods sold primarily related to our increased costs of merchandise and inbound freight. Our strategy is to address cost factors as they occur, where possible, including through strategic pricing and efficiency in our operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll-related expenses, retail related expenses other than occupancy, and expenses related to the operations at our corporate headquarters, including rent, utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes Sourcebook production, mailing and print advertising costs. All retail pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new retail locations and outlets, develop new product categories and otherwise pursue our current business initiatives. Additionally, our selling, general and administrative expenses as a percentage of net revenues can be impacted by the timing of our Sourcebook distributions. Selling, general and administrative expenses as a percentage of net revenues are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.

In addition, in recent periods we have experienced increased selling, general and administrative expenses, including non-cash compensation expense, legal settlements, reorganizations, asset impairments, product recalls, employer payroll taxes on CEO option exercises, professional fees associated with debt transactions and compensation settlement arrangements, as discussed in “Basis of Presentation and Results of Operations” below.

Non-GAAP Financial Measures. To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use non-GAAP financial measures, including adjusted operating income, adjusted net income, EBITDA, adjusted EBITDA, and adjusted capital expenditures (collectively, “non-GAAP financial measures”). We believe that adjusted operating income, adjusted net income and adjusted EBITDA are useful measures of operating performance, as the adjustments eliminate non-recurring and other items that are not reflective of underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. We also use these adjusted measures as methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis our actual results against such expectations.

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

Refer to “Non-GAAP Financial Measures” below for further information.

44 | FORM 10-K	PART II

Basis of Presentation and Results of Operations

The following table sets forth our consolidated statements of income:

	YEAR ENDED
	FEBRUARY 3,	% OF NET	JANUARY 28,	% OF NET	JANUARY 29,	% OF NET
	2024	REVENUES	2023	REVENUES	2022	REVENUE
	(dollars in thousands)
Net revenues	$3,029,126	100.0%	$3,590,477	100.0%	$3,758,820	100.0%
Cost of goods sold	1,640,107	54.1	1,778,492	49.5	1,903,409	50.6
Gross profit	1,389,019	45.9	1,811,985	50.5	1,855,411	49.4
Selling, general and administrative expenses	1,022,948	33.8	1,089,828	30.4	928,230	24.7
Income from operations	366,071	12.1	722,157	20.1	927,181	24.7
Other expenses
Interest expense—net	198,296	6.6	113,210	3.2	64,947	1.7
Loss on extinguishment of debt	—	—	169,578	4.7	29,138	0.8
Other expense—net	1,078	—	30	—	2,778	0.1
Total other expenses	199,374	6.6	282,818	7.9	96,863	2.6
Income before taxes and equity method investments	166,697	5.5	439,339	12.2	830,318	22.1
Income tax expense (benefit)	28,261	0.9	(91,358)	(2.6)	133,558	3.6
Income before equity method investments	138,436	4.6	530,697	14.8	696,760	18.5
Share of equity method investments loss	10,875	0.4	2,055	0.1	8,214	0.2
Net income	$127,561	4.2%	$528,642	14.7%	$688,546	18.3%

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use non-GAAP financial measures, including adjusted operating income, adjusted net income, EBITDA, adjusted EBITDA, and adjusted capital expenditures. We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains and the tax effect of these adjustments. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision-making. The non-GAAP financial measures used by us in this Annual Report may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

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

PART II	FORM 10-K | 45

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Net income	$127,561	$528,642	$688,546
Interest expense—net(1)	198,296	113,210	64,947
Loss on extinguishment of debt(1)	—	169,578	29,138
Other expense—net(1)	1,078	30	2,778
Income tax expense (benefit)(1)	28,261	(91,358)	133,558
Share of equity method investments loss(1)	10,875	2,055	8,214
Operating income	366,071	722,157	927,181
Non-cash compensation(2)	9,640	18,072	23,428
Legal settlements(3)	8,500	(4,188)	—
Reorganization related costs(4)	7,621	—	449
Asset impairments(5)	3,531	24,186	9,630
Recall accrual(6)	(1,576)	560	1,940
Employer payroll taxes on option exercises(7)	—	14,392	—
Professional fees(8)	—	7,469	—
Non-cash compensation related to consolidated VIEs(9)	—	4,470	—
Compensation settlements(10)	—	3,483	—
Gain on sale of building and land(11)	—	(775)	—
Adjusted operating income	$393,787	$789,826	$962,628
(1)	Refer to discussion “Fiscal 2023 Compared to Fiscal 2022” below for a discussion of our results of operations for the year ended February 3, 2024 and January 28, 2023. Information on the year ended January 29, 2022 (fiscal 2021) is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-K for the fiscal year ended January 28, 2023, filed with the SEC on March 29, 2023.
(2)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(3)	The adjustment in fiscal 2023 represents certain legal settlements associated with class action litigation matters. Refer to Note 19—Commitments and Contingencies in our consolidated financial statements. The adjustment in fiscal 2022 represents a favorable legal settlement associated with a lease agreement.
(4)	Represents severance costs and related payroll taxes associated with reorganizations.
(5)	The adjustment to selling, general and administrative expenses in fiscal 2023 includes impairment of property and equipment of $2.2 million related to the interior refresh of our Design Galleries, as well as impairment of a loan receivable of $1.3 million. The adjustment in fiscal 2022 represents inventory impairment of $11 million to cost of goods sold and asset impairment of $12 million to selling, general and administrative expenses related to property and equipment of Galleries under construction, as well as lease impairment of $1.0 million due to the early exit of a leased facility to selling, general and administrative expenses. The adjustment to selling, general and administrative expenses in fiscal 2021 represents asset impairments of $9.6 million.
(6)	Represents adjustments to net revenues associated with product recalls, as well as accrual adjustments, and vendor and insurance claims. In fiscal 2023, the recall adjustment decreased selling, general and administrative expenses by $1.6 million due to accrual adjustments. In fiscal 2022, the recall adjustments increased selling, general and administrative expenses by $0.6 million. In fiscal 2021, the recall adjustments increased net revenues by $1.2 million and increased selling, general and administrative expenses by $3.1 million.
(7)	Represents employer payroll tax expense related to the option exercises by Mr. Friedman in fiscal 2022.
(8)	Represents professional fees contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchase (refer to Note 11—Convertible Senior Notes in our consolidated financial statements).

46 | FORM 10-K	PART II

(9)	Represents non-cash compensation attributed to the noncontrolling interest holder of our consolidated real estate joint ventures in fiscal 2022 based on the fair value of the noncontrolling interests upon the closing of such joint venture transactions (refer to “Consolidated Variable Interest Entities and Noncontrolling Interests” within Note 3—Significant Accounting Policies in our consolidated financial statements).
(10)	Represents compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary.
(11)	Represents gain on sale of building and land.

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Net income	$127,561	$528,642	$688,546
Adjustments pre-tax:
Non-cash compensation(1)	9,640	18,072	23,428
Legal settlements(1)	8,500	(4,188)	—
Reorganization related costs(1)	7,621	—	449
Asset impairments(1)	3,531	24,186	9,630
Recall accrual(1)	(1,576)	560	1,940
Loss on extinguishment of debt(1)	—	169,578	29,138
Employer payroll taxes on option exercises(1)	—	14,392	—
Professional fees(1)	—	7,469	—
Non-cash compensation related to consolidated VIEs(1)	—	4,470	—
Compensation settlements(1)	—	3,483	—
Gain on derivative instruments—net(2)	—	(1,724)	—
Gain on sale of building and land(1)	—	(775)	—
Amortization of debt discount(3)	—	—	18,477
Subtotal adjusted items	27,716	235,523	83,062
Impact of income tax items(4)	(18,787)	(237,683)	(13,317)
Share of equity method investments loss(1)	10,875	2,055	8,214
Adjusted net income	$147,365	$528,537	$766,505
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents net gain on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchase (refer to Note 11—Convertible Senior Notes in our consolidated financial statements).

PART II	FORM 10-K | 47

(3)	Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (which was adopted as of the first quarter of fiscal 2022) (“ASU 2020-06”), certain convertible debt instruments that may be settled in cash on conversion were required to be separately accounted for as liability and equity components of the instrument in a manner that reflected the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for GAAP purposes through fiscal 2021 for the $335 million aggregate principal amount of convertible senior notes that were issued in June 2018 (the “2023 Notes”) and the $350 million aggregate principal amount of convertible senior notes that were issued in September 2019 (the “2024 Notes”), we separated the 2023 Notes and 2024 Notes into liability (debt) and equity (conversion option) components and we amortized as debt discount an amount equal to the fair value of the equity components as interest expense on the 2023 Notes and 2024 Notes over their expected lives. The equity components represented the difference between the proceeds from the issuance of the 2023 Notes and 2024 Notes and the fair value of the liability components of the 2023 Notes and 2024 Notes, respectively. Amounts were presented net of interest capitalized for capital projects of $10 million during fiscal 2021. No amortization of the debt discounts were recognized during fiscal 2023 or fiscal 2022, as we recombined the previously outstanding equity component of the 2023 Notes and 2024 Notes upon the adoption of ASU 2020-06.
(4)	For fiscal 2023 and fiscal 2022, we exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as tax benefits related to the option exercises by Mr. Friedman in fiscal 2022 and the Federal Rehabilitation Tax Credit related to the San Francisco Design Gallery in fiscal 2023. The adjustments for fiscal 2023 and fiscal 2022 are based on adjusted tax rates of 24.2% and 21.7%, respectively.

The adjustment for fiscal 2021 is based on an adjusted tax rate of 16.1%, which excludes the tax impact associated with our share of equity method investments loss.

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

48 | FORM 10-K	PART II

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Net income	$127,561	$528,642	$688,546
Depreciation and amortization	118,989	108,588	96,022
Interest expense—net	198,296	113,210	64,947
Income tax expense (benefit)	28,261	(91,358)	133,558
EBITDA	473,107	659,082	983,073
Non-cash compensation(1)	39,382	43,544	48,478
Share of equity method investments loss(2)	10,875	2,055	8,214
Legal settlements(2)	8,500	(4,188)	—
Capitalized cloud computing amortization(3)	8,400	6,566	3,565
Reorganization related costs(2)	7,621	—	449
Asset impairments(2)	3,531	24,186	9,630
Other expense—net(2)	1,078	30	2,778
Recall accrual(2)	(1,576)	560	1,940
Loss on extinguishment of debt(2)	—	169,578	29,138
Employer payroll taxes on option exercises(2)	—	14,392	—
Professional fees(2)	—	7,469	—
Non-cash compensation related to consolidated VIEs(2)	—	4,470	—
Compensation settlements(2)	—	3,483	—
Gain on sale of building and land(2)	—	(775)	—
Adjusted EBITDA	$550,918	$930,452	$1,087,265
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(3)	Represents amortization associated with capitalized cloud computing costs.

PART II	FORM 10-K | 49

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Capital expenditures	$269,356	$173,642	$185,383
Landlord assets under construction—net of tenant allowances	25,368	51,369	68,454
Adjusted capital expenditures	$294,724	$225,011	$253,837

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $2.4 million and $4.7 million for fiscal 2023 and 2022, respectively, which are reflected as a reduction to principal payments under finance leases within financing activities on the consolidated statements of cash flows.

Fiscal 2023 Compared to Fiscal 2022

The results for fiscal 2023 and fiscal 2022 included fifty-three weeks and fifty-two weeks, respectively.

	YEAR ENDED
	FEBRUARY 3,			JANUARY 28,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$2,835,617	$193,509	$3,029,126	$3,398,638	$191,839	$3,590,477
Cost of goods sold	1,549,510	90,597	1,640,107	1,690,194	88,298	1,778,492
Gross profit	1,286,107	102,912	1,389,019	1,708,444	103,541	1,811,985
Selling, general and administrative expenses	944,365	78,583	1,022,948	1,010,893	78,935	1,089,828
Income from operations	$341,742	$24,329	$366,071	$697,551	$24,606	$722,157
(1)	The results for the Real Estate segment were immaterial in fiscal 2023 and fiscal 2022, thus, such results are presented within the RH Segment each period. Refer to Note 20—Segment Reporting in our consolidated financial statements.

Net revenues

Consolidated net revenues decreased $561 million, or 15.6%, to $3,029 million in fiscal 2023 compared to $3,590 million in fiscal 2022. Fiscal 2023 includes approximately $50 million of net revenues, which represents revenue recognized in the fifty third week in the fiscal year, whereas fiscal 2022 included only fifty-two weeks of results.

RH Segment net revenues

RH Segment net revenues decreased $563 million, or 16.6%, to $2,836 million in fiscal 2023 compared to $3,399 million in fiscal 2022. The below discussion highlights several factors that resulted in a decrease in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for fiscal 2023 decreased primarily due to lower demand compared to fiscal 2022, reflecting a continuation of trends following the elevated pandemic-driven home spending and higher interest rates resulting in a challenging luxury housing market. Outlet sales were also impacted by these market conditions and decreased $15 million to $245 million in fiscal 2023 compared to $260 million in fiscal 2022.

Waterworks net revenues

Waterworks net revenues increased $1.7 million, or 0.9%, to $194 million in fiscal 2023 compared to $192 million in fiscal 2022.

50 | FORM 10-K	PART II

Gross profit

Consolidated gross profit decreased $423 million, or 23.3%, to $1,389 million in fiscal 2023 compared to $1,812 million in fiscal 2022. As a percentage of net revenues, gross margin decreased 460 basis points to 45.9% of net revenues in fiscal 2023 compared to 50.5% of net revenues in fiscal 2022.

RH Segment gross profit for fiscal 2022 was negatively impacted by $11 million of inventory impairment.

Excluding the adjustment for the inventory impairment mentioned above, consolidated gross margin would have decreased 490 basis points to 45.9% of net revenues in fiscal 2023 compared to 50.8% of net revenues in fiscal 2022.

RH Segment gross profit

RH Segment gross profit decreased $422 million, or 24.7%, to $1,286 million in fiscal 2023 compared to $1,708 million in fiscal 2022. As a percentage of net revenues, RH Segment gross margin decreased 490 basis points to 45.4% of net revenues in fiscal 2023 compared to 50.3% of net revenues in fiscal 2022.

Excluding the adjustment for the inventory impairment mentioned above, RH Segment gross margin would have decreased 520 basis points to 45.4% of net revenues in fiscal 2023 from 50.6% of net revenues in fiscal 2022. The decrease in RH Segment gross margin was primarily attributable to a decrease in product margins in the Core business, largely driven by higher mix of, and discounts on, discontinued product collections. In addition, lower net revenues year over year resulted in deleverage in occupancy costs. Furthermore, occupancy increased year over year due to new Galleries and additional distribution centers costs in support of our continued global expansion efforts in Europe.

Waterworks gross profit

Waterworks gross profit decreased $0.6 million, or 0.6%, to $103 million in fiscal 2023 compared to $104 million in fiscal 2022. As a percentage of net revenues, Waterworks gross margin decreased 80 basis points to 53.2% of net revenues in fiscal 2023 compared to 54.0% of net revenues in fiscal 2022.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $67 million, or 6.1%, to $1,023 million in fiscal 2023 compared to $1,090 million in fiscal 2022.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $67 million, or 6.6%, to $944 million in fiscal 2023 compared to $1,011 million in fiscal 2022. RH Segment selling, general and administrative expenses were 33.3% and 29.7% of net revenues in fiscal 2023 and fiscal 2022, respectively.

RH Segment selling, general and administrative expenses for fiscal 2023 included amortization of non-cash compensation of $9.6 million related to an option grant made to Mr. Friedman in October 2020, legal settlements of $8.5 million, severance expense and other payroll related costs associated with a reorganization of $7.6 million and asset impairments of $2.2 million and $1.3 million related to the interior refresh of our Design Galleries and a loan receivable, respectively, offset by accrual adjustments related to product recall charges of $1.6 million.

RH Segment selling, general and administrative expenses for fiscal 2022 included amortization of non-cash compensation of $18 million related to a fully vested option grant made to Mr. Friedman in October 2020, $14 million of employer payroll tax expense associated with Mr. Friedman’s stock option exercises during fiscal 2022, $13 million of asset impairment, $7.5 million of professional fees that were contingent upon the completion of our debt transactions related to the 2023 Notes and 2024 Notes, $4.5 million of non-cash compensation attributed to the noncontrolling interests holder of our consolidated variable interest entities, and $0.6 million related to product recalls, partially offset by a $4.2 million legal settlement received and a $0.8 million gain on sale of building and land.

RH Segment selling, general and administrative expenses would have been 32.3% and 28.2% of net revenues for fiscal 2023 and fiscal 2022, respectively, when excluding the adjustments to RH Segment selling, general and administrative expenses mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily due to lower net revenues driving deleverage in compensation and other fixed occupancy expenses, in addition to incremental advertising costs of $36 million in fiscal 2023 primarily related to the mailing of the 604-page fall RH Interiors Sourcebook and 352-page RH Contemporary Sourcebook. This was partially offset by a reduction in corporate expenses, including lower credit card and professional fees, as well as reduced preopening and travel expense associated with our Design Gallery openings.

PART II	FORM 10-K | 51

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $0.4 million, or 0.4%, and was $79 million in both fiscal 2023 and fiscal 2022.

Waterworks selling, general and administrative expenses for fiscal 2022 included $3.5 million in compensation settlements related to the Rollover Units and Profit Interest Units and a $0.2 million asset impairment.

Excluding the adjustments mentioned above, Waterworks selling, general and administrative expenses would have decreased 140 basis points to 40.6% of net revenues in fiscal 2023 compared to 39.2% of net revenues in fiscal 2022.

Interest expense—net

Interest expense—net increased $85 million, or 75.2%, in fiscal 2023 compared in fiscal 2022, which consisted of the following in each fiscal year:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
Term loan interest expense	$205,760	$120,387
Finance lease interest expense	33,822	32,051
Interest income	(39,603)	(38,520)
Capitalized interest for capital projects	(5,628)	(4,903)
Other interest expense	3,945	4,195
Total interest expense—net	$198,296	$113,210

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

Other expense—net

Other expense—net was $1.1 million in fiscal 2023, which primarily represents a net loss due to unfavorable exchange rate changes affecting foreign currency denominated transactions of $2.5 million, primarily between the U.S. dollar as compared to Euro and Pound Sterling, partially offset by a foreign exchange gain of $1.4 million from the remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Other expense—net was $0.1 million in fiscal 2022, which primarily represents a foreign exchange loss of $2.2 million from the remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom, partially offset by a net gain due to favorable exchange rate changes affecting foreign currency denominated transactions of $0.4 million, primarily between the U.S. dollar as compared to Euro and Pound Sterling. In addition, we recorded a net gain on derivative instruments of $1.7 million, resulting from the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchases.

52 | FORM 10-K	PART II

Income tax expense (benefit)

Our income tax expense (benefit) and effective tax rates were as follows:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(dollars in thousands)
Income tax expense (benefit)	$28,261	$(91,358)
Effective tax rate	18.1%	(20.9)%

The increase in our effective tax rate in fiscal 2023 compared to fiscal 2022 is primarily attributable to significantly lower net excess tax benefits from stock-based compensation in fiscal 2023 as compared to fiscal 2022.

Equity method investments losses

Equity method investments losses consists of our proportionate share of the losses of our equity method investments by applying the hypothetical liquidation at book value methodology, which resulted in a $11 million and $2.1 million loss in fiscal 2023 and fiscal 2022, respectively.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement (as defined below). In fiscal 2021, we entered into the ABL Credit Agreement, which amended and extended our asset based credit facility, and issued the Term Loan B (as defined below) in the amount of $2.0 billion pursuant to the Term Loan Credit Agreement. Additionally, in May 2022, we entered into the 2022 Incremental Amendment (as defined below), which amended the Term Loan Credit Agreement and raised an incremental $500 million of financing by means of the Term Loan B-2 (as defined below). Refer to Note 12—Credit Facilities in our consolidated financial statements.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
Asset based credit facility	$—	$—
Term loan B(1)	1,955,000	1,975,000
Term loan B-2(1)	493,750	498,750
Equipment promissory note(1)	—	1,160
Convertible senior notes due 2023(1)	—	1,696
Convertible senior notes due 2024(1)	41,904	41,904
Notes payable for share repurchases	315	—
Total debt	$2,490,969	$2,518,510
Cash and cash equivalents	(123,688)	(1,508,101)
Total net debt(2)	$2,367,281	$1,010,409
Availability under the asset based credit facility—net(3)	$447,693	$533,482
(1)	Amounts exclude discounts upon original issuance and third-party offering and debt issuance costs.
(2)	Net debt excludes restricted cash of $3.7 million as of January 28, 2023 and non-recourse real estate loans of $18 million as of both February 3, 2024 and January 28, 2023 related to our consolidated variable interest entities from our joint venture activities. The real estate loans are secured by the assets of such entities and the associated creditors do not have recourse against RH’s general assets. Refer to Note 7—Variable Interest Entities in our consolidated financial statements.

PART II	FORM 10-K | 53

(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $45 million and $27 million in outstanding letters of credit as of February 3, 2024 and January 28, 2023, respectively.

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, rent for our retail and outlet locations, capital expenditures associated with opening new locations, updating existing locations, as well as the development of our infrastructure and information technology, and Sourcebooks. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. During fiscal 2023, we invested $1,253 million of cash, inclusive of excise taxes paid, in the purchase of shares of our common stock pursuant to our Share Repurchase Program. We continuously evaluate our capital allocation strategy and may engage in future investments in connection with existing or new share repurchase programs (refer to “Share Repurchase Program and Share Retirement” below), which may include investments in derivatives or other equity linked instruments. We have in the past been, and continue to be, opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Capital raised from debt financing arrangements has enabled us to pursue various investments, including our investments in joint ventures. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

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

While we do not anticipate that we will require additional debt to fund our operations, our goal continues to be in a position to take advantage of the many opportunities that we identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including through the strategic sale of existing assets, utilization of our credit facilities, entry into various credit agreements and other new debt financing arrangements that present attractive terms. We expect to continue to use additional sources of debt financing in future periods as a source of additional capital to fund our various investments.

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

54 | FORM 10-K	PART II

We entered into a $2,000 million term debt financing in October 2021 (the “Term Loan B”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). Term Loan B has a maturity date of October 20, 2028. As of February 3, 2024, we had $1,955 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to Term Loan B.

In May 2022, we entered into an incremental term debt financing (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). Term Loan B-2 has a maturity date of October 20, 2028. Term Loan B-2 constitutes a separate class from the existing Term Loan B under the Term Loan Credit Agreement. As of February 3, 2024, we had $494 million outstanding under the Amended Term Loan Credit Agreement. We are required to make quarterly principal payments of $1.3 million with respect to Term Loan B-2.

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

As a result of the bond hedge termination agreements, all convertible note hedges entered into in connection with the issuance of the 2023 Notes and 2024 Notes were terminated in fiscal 2022, including convertible note hedges with respect to any 2023 Notes and 2024 Notes that remained outstanding.

As a result of the warrant termination agreements, all warrants entered into in connection with the issuance of the 2023 Notes and 2024 Notes were terminated in fiscal 2022, including warrants with respect to any 2023 Notes and 2024 Notes that remained outstanding.

As of February 3, 2024, we had $42 million remaining in aggregate principal amount of the 2024 Notes, which have a scheduled maturity in September 2024. We anticipate having sufficient cash available to repay the principal amount of the 2024 Notes in cash with respect to any convertible notes for which the holders elect early conversion (if applicable), as well as upon maturity of the 2024 Notes in September 2024.

PART II	FORM 10-K | 55

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During fiscal 2023, adjusted capital expenditures were $295 million in aggregate, net of cash received related to landlord tenant allowances of $2.5 million. In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $2.4 million, which are reflected as a reduction to principal payments under finance leases within financing activities on the consolidated statements of cash flows. We anticipate our adjusted capital expenditures to be $250 million to $300 million in fiscal 2024, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates and we may make adjustments to our allocation of capital in fiscal 2024 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$202,214	$403,687	$662,114
Net cash used in investing activities	(307,431)	(171,068)	(194,353)
Net cash provided by (used in) financing activities	(1,283,031)	(902,477)	1,607,127
Net increase (decrease) in cash and cash equivalents, restricted cash and restricted cash equivalents	(1,388,075)	(670,101)	2,074,793
Cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	123,688	1,511,763	2,181,864

56 | FORM 10-K	PART II

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

For fiscal 2023, net cash provided by operating activities was $202 million and consisted of net income of $128 million and an increase in non-cash items of $331 million, partially offset by a change in working capital and other activities of $257 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $96 million primarily due to payments made under the related lease agreements, an increase in prepaid expense and other assets of $66 million, a decrease in deferred revenue and customer deposits of $43 million, a decrease in accounts payable and accrued expenses of $41 million, a decrease in other non-current obligations of $31 million and an increase in landlord assets under construction, net of tenant allowances, of $25 million. These uses of cash from working capital were partially offset by a decrease in merchandise inventory of $47 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For fiscal 2023, net cash used in investing activities was $307 million and was comprised of investments in retail stores, information technology and systems infrastructure of $269 million and additional contributions to our equity method investments of $38 million.

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

For fiscal 2023, net cash used in financing activities was $1,283 million, primarily due to the repurchase of 3,887,965 shares of our common stock for an aggregate repurchase amount of $1,249 million, payments on term loans of $25 million, net payments under finance lease agreements of $14 million and repayments of the 2023 Notes of $1.7 million and equipment notes of $1.2 million. In addition, we paid $3.7 million of excise taxes related to share repurchases made in fiscal 2022. These cash outflows were partially offset by proceeds from option exercises of $12 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets and reclassification of assets from landlord assets under construction to finance lease right-of-use assets. In addition, non-cash transactions consist of excise tax from share repurchases included in accounts payable and accrued expenses at period-end, the extinguishment of convertible senior notes related to our repurchase obligations and associated financing liabilities and embedded derivatives arising from the convertible senior notes repurchase (refer to Note 11—Convertible Senior Notes in our consolidated financial statements), as well as shares issued and received related to convertible senior note transactions.

Non-cash transactions also include the recognition of lease right-of-use assets obtained in exchange for lease liabilities, net of lease terminations, and the reclassification of finance lease right-of use assets and lease liabilities to property and equipment upon purchase of the underlying asset. Refer to Note 10—Leases.

Cash Requirements from Contractual Obligations

Leases

We lease nearly all of our retail and outlet locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. Refer to “Leases” within Note 3— Significant Accounting Policies and Note 10—Leases in our consolidated financial statements for further information on our lease arrangements, including the maturities of our operating and finance lease liabilities.

PART II	FORM 10-K | 57

Most lease arrangements provide us with the option to renew the leases at defined terms. The table presenting the maturities of our lease liabilities included in Note 10—Leases in our consolidated financial statements includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts presented therein do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases.

Convertible Senior Notes

Refer to Note 11—Convertible Senior Notes in our consolidated financial statements for further information on the 2023 Notes and 2024 Notes. The 2023 Notes matured in June 2023.

Asset Based Credit Facility

Refer to Note 12—Credit Facilities in our consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

Term Loan

Refer to Note 12—Credit Facilities in our consolidated financial statements for further information on our Term Loan.

Real Estate Loans

Refer to Note 7—Variable Interest Entities in our consolidated financial statements for further information on the real estate loans held as part of our joint ventures with a third-party development partner.

Share Repurchase Program and Share Retirement

We regularly review share repurchase activity and consider various factors in determining whether and when to execute investments in connection with our share repurchase program, including, among others, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of our common stock. We believe that our share repurchase program will continue to be an excellent allocation of capital for the long-term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities. Beginning January 1, 2023, share repurchases under our Share Repurchase Program (as defined below) are subject to a 1% excise tax imposed under the Inflation Reduction Act, H.R 5376.

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

On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). In fiscal 2023, we repurchased 3,887,965 shares of our common stock under the Share Repurchase Program at an average price of $321.28 per share, for an aggregate repurchase amount of $1,261 million, inclusive of $12 million of excise taxes. As of February 3, 2024, $201 million remains available for future share repurchases under the Share Repurchase Program.

Share Retirement

In fiscal 2023, we retired 3,887,965 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $10 million and $1,251 million from treasury stock to additional paid-in capital and retained earnings (accumulated deficit), respectively, on the consolidated balance sheets and consolidated statements of stockholders’ equity (deficit) as of and for the year ended February 3, 2024.

Other Commitments

We enter into various commitments related to the procurement of merchandise inventory. As of February 3, 2024, these merchandise inventory purchase commitments were $465 million.

58 | FORM 10-K	PART II

We are not able to reasonably estimate when cash payments for the unrecognized tax benefits associated with uncertain tax positions of $3.6 million as of February 3, 2024 will occur or the amount by which the liability for uncertain tax positions will increase or decrease over time. Refer to Note 14—Income Taxes in our consolidated financial statements for further information on our uncertain tax positions.

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

Merchandise Inventories—Reserves

Our merchandise inventories are comprised of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method and net realizable value adjusted periodically for current market conditions. Net realizable value requires judgments that may significantly affect the ending inventory valuation, as well as gross margin. We adjust our inventory reserves for net realizable value and obsolescence (including excess and slow-moving inventory) based on current and anticipated demand trends, merchandise aging reports, specific product identification, estimates of future retail sales prices and historical results.

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

PART II	FORM 10-K | 59

Incremental Borrowing Rate

As most of our leases do not include an implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of the lease liability at the commencement date. The IBR is computed as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the total lease payments in a similar economic environment. We utilize our outstanding debt facilities, including our asset based credit facility or our Term Loan Credit Agreement, as the basis for determining the applicable IBR for each lease. We estimate the incremental borrowing rate for each lease primarily by reference to yield rates on debt issuances by companies of a similar credit rating, the weighted-average lease term and adjustments for differences between the yield rates and the actual term of the credit facility. In determining the yield rates, for newly constructed Design Galleries or significant distribution centers we utilize market information on the lease commencement date and, for all other leases, we utilize market information as of the beginning of the quarter in which the lease commenced.

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

Variable Interest Entities

We occasionally make investments in privately-held limited liability companies in connection with real estate development initiatives. As described in our significant accounting policy, we evaluate whether that legal entity is within the scope of the variable interest entity (“VIE”) model and, if so, whether we are the primary beneficiary of the VIE. This determination includes an assessment of whether we have the power to direct the activities that most significantly impact economic performance of the VIE, which requires judgement and evaluation of numerous factors. These include the purpose of the VIE, rights and obligations of the variable interest holders, mechanisms for the resolution of disputes among the variable interest holders and other agreements with the legal entity and its variable interest holders.

We consolidate a VIE if our involvement indicates that we are the primary beneficiary. We account for investments in VIEs where we are not the primary beneficiary using the equity method of accounting.

In certain instances, we are required to recognize non-cash compensation expense related to equity interests given to the noncontrolling interest holder of consolidated VIEs in connection with real estate development initiatives. There are no explicit or implicit vesting conditions associated with these deemed compensation arrangements. Equity-classified compensation arrangements are measured upon the noncontrolling interest holders being admitted as a member of the VIEs, and liability-classified compensation arrangements are measured at the end of each reporting period. The fair-value-based measure of the equity interests is determined using a Black-Scholes option pricing model that requires the input of subjective assumptions regarding the future cash flows of the VIE, including consideration of future expected debt financing and the expected volatility of the equity interests. We determined these assumptions based on entity specific considerations of (i) the primary expected future cash flows of property rents and expected debt and debt service payments, (ii) discount rates appropriate for the economic environment and anticipated future interest rates and (iii) expected volatility based on historical observed stock prices of publicly traded peer companies, including those involved in real estate development.

60 | FORM 10-K	PART II

Recently Issued Accounting Pronouncements

Refer to “Recently Issued Accounting Standards” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report.

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

The Federal Reserve continued increasing short-term interest rates in fiscal 2023 compared to the historically low levels in fiscal 2021. Such interest rate increases, if they continue, may increase the interest rate applicable to our borrowings that have rates that are subject to adjustment pursuant to floating rate indices such as SOFR. As of February 3, 2024, we had no outstanding borrowings under the revolving line of credit and $2,449 million outstanding under the Term Loan Credit Agreement. The ABL Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the ABL Credit Agreement as of February 3, 2024 was $448 million, net of $45 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit under the ABL Credit Agreement and the Term Loan B and Term Loan B-2 under the Term Loan Credit Agreement during fiscal 2023, and to the extent that borrowings were outstanding under any facility, for every 100-basis point change in interest rates, our annual interest expense could change by approximately $24 million. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations. However, our exposure to change in our interest expense is partially offset by interest income, which is also affected by changes in market interest rates.

SOFR, which is currently published by the Federal Reserve Bank of New York based on overnight U.S. Treasury repurchase agreement transactions, has been recommended as the alternative to LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York. The Term Loan Credit Agreement transitioned to reference SOFR in fiscal 2023.

As of February 3, 2024, we had $42 million principal amount of 0.00% convertible senior notes due 2024 outstanding (the “2024 Notes”). As this instrument does not bear interest, we do not have interest rate risk exposure related to this debt.

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

PART II	FORM 10-K | 61

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the historical impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation on our consolidated results of operations and financial condition have been primarily transitory to date as we have been able to adjust our costs of operation as well as our merchandise pricing in response to increased prices for services and other inputs, including the costs to purchase merchandise from our vendors. On the other hand, some increased costs related to higher levels of inflation may have longer duration impact on our operations, including increased costs of compensation for our associates as well as higher prices for construction and materials used in our Gallery development. There can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by the lingering effects of heightened levels of inflation experienced globally since 2022. We may be unable to overcome these issues through measures such as price increases for our products. Risks related to inflation could include increased costs for many products and services that are necessary for the operation of our business as well as the impact of interest rate increases, which could have, among other consequences, a negative effect on the housing market and consumer demand for our products.

On August 16, 2022, the Inflation Reduction Act, H.R. 5376 (the “IR Act”) was signed into law. The IR Act introduces a 15% corporate alternative minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases. The CAMT and the excise tax were effective in taxable years beginning after December 31, 2022. The CAMT provision did not have a material impact on our consolidated financial statements in fiscal 2023. During fiscal 2023, we incurred excise tax related to our share repurchase activity. Refer to Note 16—Share Repurchase Program and Share Retirement.

62 | FORM 10-K	PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RH

PART II — FINANCIAL STATEMENTS	FORM 10-K | 63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RH

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RH and its subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended February 3, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

64 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Determination of the Classification of New Real Estate Lease Contracts

As described in Notes 3 and 10 to the consolidated financial statements, certain of the Company’s real estate leases are classified as finance leases. Leases that do not meet the definition of a finance lease are considered operating leases. For the year ended February 3, 2024, lease right-of-use assets obtained in exchange for lease obligations-net of lease terminations totaled $171 million related to operating leases and $2 million related to finance leases, of which a significant portion of the operating leases relate to new real estate leases. Lease characteristics that management evaluates to determine lease classification include, but are not limited to, the reasonably certain lease term, incremental borrowing rate, and fair value of the leased asset.

The principal considerations for our determination that performing procedures relating to the determination of the classification of new real estate lease contracts is a critical audit matter are (i) a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to the determination of the classification of  new real estate lease contracts and management’s significant assumption related to the incremental borrowing rate of the leased asset; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to lease accounting, including controls over management’s determination of the classification of new real estate lease contracts based on the lease characteristics. These procedures also included, among others (i) reading certain of the lease agreements; (ii) testing management’s process for determining the classification of new real estate lease contracts based on the lease characteristics; (iii) testing the completeness and accuracy of the underlying data used by management; and (iv) evaluating the reasonableness of the significant assumption used by management related to the incremental borrowing rate of the leased asset. Evaluating management’s significant assumption related to the incremental borrowing rate of the leased asset involved evaluating whether the significant assumption used by management was reasonable considering (i) consistency with external market and industry data; and (ii) whether the significant assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumption related to the incremental borrowing rate of the leased asset.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 28, 2024

We have served as the Company’s auditor since 2008.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 65

RH

CONSOLIDATED BALANCE SHEETS

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
ASSETS
Cash and cash equivalents	$123,688	$1,508,101
Restricted cash	—	3,662
Accounts receivable—net	55,058	59,763
Merchandise inventories	754,126	801,841
Prepaid expense and other current assets	169,030	139,297
Total current assets	1,101,902	2,512,664
Property and equipment—net	1,685,858	1,635,984
Operating lease right-of-use assets	625,801	527,246
Goodwill	141,033	141,048
Tradenames, trademarks and other intangible assets	75,927	74,633
Deferred tax assets	143,986	167,039
Equity method investments	128,668	101,468
Other non-current assets	240,722	149,207
Total assets	$4,143,897	$5,309,289
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$366,585	$374,949
Deferred revenue and customer deposits	282,812	325,754
Convertible senior notes due 2023	—	1,696
Convertible senior notes due 2024—net	41,835	—
Operating lease liabilities	85,523	80,384
Other current liabilities	96,113	103,190
Total current liabilities	872,868	885,973
Asset based credit facility	—	—
Term loan B—net	1,919,885	1,936,529
Term loan B-2—net	468,696	469,245
Real estate loans—net	17,766	17,909
Convertible senior notes due 2024—net	—	41,724
Non-current operating lease liabilities	576,166	505,809
Non-current finance lease liabilities	566,829	653,050
Deferred tax liabilities	8,442	6,315
Other non-current obligations	10,639	8,074
Total liabilities	4,441,291	4,524,628
Commitments and contingencies (Note 19)
Stockholders’ equity (deficit):
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of February 3, 2024 and January 28, 2023	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,315,613 shares issued and outstanding as of February 3, 2024; 22,045,385 shares issued and outstanding as of January 28, 2023	2	2
Additional paid-in capital	287,806	247,076
Accumulated other comprehensive loss	(1,938)	(2,403)
Retained earnings (accumulated deficit)	(583,264)	539,986
Total stockholders’ equity (deficit)	(297,394)	784,661
Total liabilities and stockholders’ equity (deficit)	$4,143,897	$5,309,289

The accompanying notes are an integral part of these Consolidated Financial Statements.

66 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Net revenues	$3,029,126	$3,590,477	$3,758,820
Cost of goods sold	1,640,107	1,778,492	1,903,409
Gross profit	1,389,019	1,811,985	1,855,411
Selling, general and administrative expenses	1,022,948	1,089,828	928,230
Income from operations	366,071	722,157	927,181
Other expenses
Interest expense—net	198,296	113,210	64,947
Loss on extinguishment of debt	—	169,578	29,138
Other expense—net	1,078	30	2,778
Total other expenses	199,374	282,818	96,863
Income before taxes and equity method investments	166,697	439,339	830,318
Income tax expense (benefit)	28,261	(91,358)	133,558
Income before equity method investments	138,436	530,697	696,760
Share of equity method investments loss	10,875	2,055	8,214
Net income	$127,561	$528,642	$688,546
Weighted-average shares used in computing basic net income per share	19,880,576	23,523,065	21,270,448
Basic net income per share	$6.42	$22.47	$32.37
Weighted-average shares used in computing diluted net income per share	21,600,478	26,561,988	31,113,395
Diluted net income per share	$5.91	$19.90	$22.13

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 67

RH

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Net income	$127,561	$528,642	$688,546
Net gain (loss) from foreign currency translation	465	(993)	(3,975)
Comprehensive income	$128,026	$527,649	$684,571

The accompanying notes are an integral part of these Consolidated Financial Statements.

68 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—January 30, 2021	20,995,387	$2	$581,897	$2,565	$(137,438)	—	$—	$447,026
Stock-based compensation	—	—	48,478	—	—	—	—	48,478
Issuance of restricted stock	1,260	—	—	—	—	—	—	—
Vested and delivered restricted stock units	43,320	—	(20,671)	—	—	—	—	(20,671)
Exercise of stock options	466,967	—	32,045	—	—	—	—	32,045
Settlement of convertible senior notes	1,377,512	—	(901,379)	—	—	(1,377,479)	880,207	(21,172)
Exercise of call option under bond hedge upon settlement of convertible senior notes	(1,377,479)	—	880,207	—	—	1,377,479	(880,207)	—
Net income	—	—	—	—	688,546	—	—	688,546
Net loss from foreign currency translation	—	—	—	(3,975)	—	—	—	(3,975)
Balances—January 29, 2022	21,506,967	$2	$620,577	$(1,410)	$551,108	—	$—	$1,170,277
Stock-based compensation	—	—	43,546	—	—	—	—	43,546
Issuance of restricted stock	3,577	—	—	—	—	—	—	—
Vested and delivered restricted stock units	5,284	—	(803)	—	—	—	—	(803)
Exercise of stock options	4,249,081	—	231,297	—	—	—	—	231,297
Repurchase of common stock—including excise tax	(3,719,550)	—	—	—	—	3,719,550	(1,003,700)	(1,003,700)
Retirement of treasury stock	—	—	(444,047)	—	(559,653)	(3,719,550)	1,003,700	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(36,968)	—	14,705	—	—	(36,968)	(14,705)	—
Settlement of convertible senior notes	36,994	—	(14,705)	—	—	36,968	14,705	—
Termination of common stock warrants	—	—	(386,708)	—	—	—	—	(386,708)
Termination of convertible note hedge	—	—	236,050	—	—	—	—	236,050
Impact of ASU 2020-06 adoption	—	—	(56,390)	—	19,889	—	—	(36,501)
Non-cash equity compensation related to consolidated variable interest entities	—	—	3,554	—	—	—	—	3,554
Net income	—	—	—	—	528,642	—	—	528,642
Net loss from foreign currency translation	—	—	—	(993)	—	—	—	(993)
Balances—January 28, 2023	22,045,385	$2	$247,076	$(2,403)	$539,986	—	$—	$784,661
Stock-based compensation	—	—	39,384	—	—	—	—	39,384
Issuance of restricted stock	2,961	—	—	—	—	—	—	—
Vested and delivered restricted stock units	2,815	—	(400)	—	—	—	—	(400)
Exercise of stock options	150,486	—	12,122	—	—	—	—	12,122
Settlement of convertible senior notes	1,931	—	—	—	—	—	—	—
Repurchase of common stock—including excise tax	(3,887,965)	—	—	—	—	3,887,965	(1,261,187)	(1,261,187)
Retirement of treasury stock	—	—	(10,376)	—	(1,250,811)	(3,887,965)	1,261,187	—
Net income	—	—	—	—	127,561	—	—	127,561
Net gain from foreign currency translation	—	—	—	465	—	—	—	465
Balances—February 3, 2024	18,315,613	$2	$287,806	$(1,938)	$(583,264)	—	$—	$(297,394)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 69

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,561	$528,642	$688,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,989	108,588	96,022
Non-cash operating lease cost	86,699	75,185	72,479
Asset impairments	8,339	24,186	9,630
Amortization of debt discount	—	—	28,816
Stock-based compensation expense	39,384	43,546	48,478
Non-cash compensation related to consolidated variable interest entities	—	4,470	—
Non-cash finance lease interest expense	33,822	32,051	26,412
Deferred income taxes	25,266	(91,988)	(6,921)
Loss on extinguishment of debt	—	169,578	29,138
Share of equity method investments loss	10,875	2,055	8,214
Other non-cash items	7,362	5,809	(4,709)
Cash paid attributable to accretion of debt discount upon settlement of debt	—	—	(55,243)
Change in assets and liabilities:
Accounts receivable	4,690	(1,846)	1,564
Merchandise inventories	47,274	(77,193)	(190,074)
Prepaid expense and other assets	(65,658)	(102,521)	(49,555)
Landlord assets under construction—net of tenant allowances	(25,368)	(51,369)	(68,454)
Accounts payable and accrued expenses	(41,070)	(56,264)	43,435
Deferred revenue and customer deposits	(42,974)	(62,086)	107,306
Other current liabilities	(5,937)	(37,653)	(9,778)
Current and non-current operating lease liabilities	(95,634)	(76,968)	(77,252)
Other non-current obligations	(31,406)	(32,535)	(35,940)
Net cash provided by operating activities	202,214	403,687	662,114
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(269,356)	(173,642)	(185,383)
Equity method investments	(38,075)	(2,713)	(8,970)
Proceeds from sale of asset	—	5,287	—
Net cash used in investing activities	(307,431)	(171,068)	(194,353)

70 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loans	—	500,000	2,000,000
Repayments under term loans	(25,000)	(21,250)	(5,000)
Borrowings under real estate loans	—	16,000	—
Repayments under real estate loans	(26)	(10)	—
Repayments under promissory and equipment security notes	(1,160)	(13,863)	(22,949)
Repayments of convertible senior notes	(1,696)	(13,064)	(335,729)
Repayment under convertible senior notes repurchase obligation	—	(395,372)	—
Debt extinguishment costs	—	(8,059)	—
Debt issuance costs	—	(28,069)	(26,411)
Principal payments under finance lease agreements—net of tenant allowances	(13,972)	(10,146)	(14,158)
Proceeds from termination of convertible senior note hedges	—	231,796	—
Payments for termination of common stock warrants	—	(390,934)	—
Repurchases of common stock—inclusive of excise taxes paid	(1,252,899)	(1,000,000)	—
Proceeds from exercise of stock options	12,122	231,297	32,045
Tax withholdings related to issuance of stock-based awards	(400)	(803)	(20,671)
Net cash provided by (used in) financing activities	(1,283,031)	(902,477)	1,607,127
Effects of foreign currency exchange rate translation	173	(243)	(95)
Net increase (decrease) in cash and cash equivalents, restricted cash and restricted cash equivalents	(1,388,075)	(670,101)	2,074,793
Cash and cash equivalents, restricted cash and restricted cash equivalents
Beginning of period—cash and cash equivalents	1,508,101	2,177,889	100,446
Beginning of period—restricted cash	3,662	—	—
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	—	3,975	6,625
Beginning of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$1,511,763	$2,181,864	$107,071
End of period—cash and cash equivalents	123,688	1,508,101	2,177,889
End of period—restricted cash	—	3,662	—
End of period—restricted cash equivalents (acquisition related escrow deposits)	—	—	3,975
End of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$123,688	$1,511,763	$2,181,864
Cash paid for interest	$246,210	$133,821	$39,466
Cash paid for taxes	14,278	41,355	158,910

PART II — FINANCIAL STATEMENTS	FORM 10-K | 71

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022
	(in thousands)
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$40,775	$17,755	$14,651
Landlord asset additions in accounts payable and accrued expenses at period-end	3,841	1,229	13,180
Excise tax from share repurchases in accounts payable and accrued expenses at period-end	11,988	3,700	—
Property and equipment additions acquired under real estate loans	—	2,000	—
Reclassification of assets from landlord assets under construction to finance lease right-of-use assets	—	220,236	61,900
Extinguishment of convertible senior notes related to repurchase obligation	—	(261,988)	—
Financing liability and embedded derivative arising from convertible senior notes repurchase	—	405,577	—
Shares issued on settlement of convertible senior notes	—	(14,705)	(901,379)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	—	14,705	880,207
Conversion of loan receivables into equity of consolidated variable interest entities	—	27,096	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

72 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

As of February 3, 2024, we operated a total of 70 RH Galleries and 42 RH outlet stores, one RH Guesthouse and 14 Waterworks Showrooms throughout the United States, Canada, the United Kingdom and Germany. We also have sourcing operations in Shanghai and Hong Kong.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, as well as the financial information of variable interest entities (“VIEs”) where we represent the primary beneficiary and have the power to direct the activities that most significantly impact the entity’s performance (refer to Note 7—Variable Interest Entities). Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process.

Fiscal Years

Our fiscal year ends on the Saturday closest to January 31. As a result, our fiscal year may include 53 weeks. Our fiscal year ended February 3, 2024 (“fiscal 2023”) consisted of 53 weeks. The fiscal years ended January 28, 2023 (“fiscal 2022”) and January 29, 2022 (“fiscal 2021”) each consisted of 52 weeks.

Use of Accounting Estimates

The preparation of our consolidated financial statements, in conformity with GAAP, requires our senior leadership team to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 73

Concentration of Credit Risk

We maintain our cash and cash equivalent accounts in high-quality financial institutions. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We perform ongoing evaluations of these institutions to limit our concentration of credit risk.

Restricted Cash

Our restricted cash deposits as of January 28, 2023 represent an escrow balance for one real estate development limited liability company that is a consolidated variable interest entity. Refer to Note 7—Variable Interest Entities.

Accounts Receivable

Accounts receivable consist primarily of receivables from our credit card processors for sales transactions, receivables related to our Contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for expected credit losses of $3.2 million and $3.4 million as of February 3, 2024 and January 28, 2023, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time amounts are past due and the party’s financial condition and ability to pay the obligations.

Merchandise Inventories

Our merchandise inventories are comprised of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method and net realizable value adjusted periodically for current market conditions. Net realizable value requires judgments that may significantly affect the ending inventory valuation, as well as gross margin. We adjust our inventory reserves for net realizable value and obsolescence (including excess and slow-moving inventory) based on current and anticipated demand trends, merchandise aging reports, specific product identification, estimates of future retail sales prices and historical results.

In addition, we estimate and accrue for inventory shrinkage throughout the year as a percentage of shipped sales for the direct channels, and as a percentage of cost of goods sold for the outlet business, based on historical shrinkage results and current inventory levels. Actual shrinkage is recorded throughout the year based upon periodic physical inventory counts. Actual inventory shrinkage and obsolescence can vary from estimates due to various factors, including the volume of inventory movement and execution against loss prevention initiatives in our distribution centers, home delivery center locations, off-site storage locations and with our third-party transportation providers.

Our inventory reserves were $46 million and $40 million as of February 3, 2024 and January 28, 2023.

Product Recalls

When necessary, we initiate product recalls for certain of our products, as well as adjust accruals related to certain product recalls previously initiated due to changes in estimates based on customer response and vendors and insurance recoveries. The product recall accrual was $3.8 million and $6.9 million as of February 3, 2024 and January 28, 2023, respectively, and is included in other current liabilities on the consolidated balance sheets.

Advertising Expenses

Advertising expenses primarily represent the costs associated with our catalog mailings, which we refer to as Sourcebooks, as well as website and print advertising. Total advertising expense, which is recorded in selling, general and administrative expenses on the consolidated statements of income, was $107 million, $71 million and $40 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Our advertising expenses may vary due to the timing and volume of our Sourcebook circulation.

Capitalized Catalog Costs

Capitalized catalog costs consist primarily of third-party incremental direct costs to prepare, print and distribute our Sourcebooks, which are capitalized and recognized as expense upon the delivery of the Sourcebooks to the carrier. In the case of multiple printings of a Sourcebook, the creative costs will be expensed in full upon the initial delivery of Sourcebooks to the carrier.

We had $28 million and $27 million of capitalized catalog costs as of February 3, 2024 and January 28, 2023, respectively, which are included in prepaid expense and other current assets on the consolidated balance sheets.

74 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Website and Print Advertising

Website and print advertising expenses, which include e-commerce advertising, web creative content and direct marketing activities, such as print media, radio and other media advertising, are expensed as incurred or upon the release of the content or the initial advertisement.

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method, generally using the following useful lives:

CATEGORY OF PROPERTY AND EQUIPMENT	USEFUL LIFE
Building and building improvements	40 to 55 years
Machinery, equipment and aircraft	3 to 10 years
Furniture, fixtures and equipment	3 to 7 years
Computer software	3 to 10 years

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

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made and activities are in progress to prepare the asset for its intended use. We capitalized interest of $5.6 million, $4.9 million and $12 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. During fiscal 2021, $10 million of the $12 million capitalized interest relates to the capitalization of non-cash interest associated with the amortization of the convertible senior notes debt discount. No amortization of the debt discounts was recognized during fiscal 2023 or fiscal 2022, as we recombined the previously outstanding equity component of the 2023 Notes and 2024 Notes upon the adoption of Accounting Standards Update (“ASU”) 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) in fiscal 2022.

Land purchases are recorded at cost and are non-depreciable assets.

Cloud Computing Costs

We incur costs to implement cloud computing arrangements that are hosted by third parties. Such costs are capitalized during the application development phase and are included in other non-current assets on the consolidated balance sheets. Once a project is substantially complete and ready for its intended use, we amortize the costs on a straight-line basis over the contractual term of the cloud computing arrangement, which is typically one to seven years.

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

We account for lease and non-lease components as a single lease component for real estate leases, and for all other asset classes we account for the components separately. We determine the lease classification and begin to recognize lease costs upon lease commencement when we have access to, or control of, the asset, which generally occurs for our newly-constructed Design Galleries upon Gallery opening and upon possession for all other locations.

We sublease certain real estate locations to third parties under operating leases and recognize rental income received on a straight-line basis over the lease term, which is recorded as an offset to selling, general and administrative expenses on the consolidated statements of income.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 75

Lease arrangements may require the landlord to provide tenant allowances directly to us. Standard tenant allowances received from landlords are recorded as cash and cash equivalents with an offset recorded in lease right-of-use assets on the consolidated balance sheets. Tenant allowances that are reasonably certain to be received under finance leases subsequent to lease commencement are reflected as a reduction of both the lease liabilities and right-of-use assets on the consolidated balance sheets at the commencement date.

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

The determination of the reasonably certain lease term affects the inclusion of rental payments utilized in the incremental borrowing rate calculations, the results of the lease classification test, and consideration of certain assets held for sale or planned for sale-leaseback. The reasonably certain lease term may materially impact our financial position related to certain Design Galleries or distribution center facilities which typically have greater lease payments. Although the above factors are considered in our analysis, the assessment involves subjectivity considering our strategy, expected future events and market conditions. While we believe our estimates and judgments in determining the lease term are reasonable, future events may occur which may require us to reassess such estimates and judgments.

Leases, or lease extensions, with a term of twelve months or less are not recorded on the consolidated balance sheets, and we recognize lease expense as incurred over the lease term.

Lease Payments

The majority of our real estate lease agreements include minimum rent payments that are subject to stated lease escalations over the lease term and eligible renewal periods. These stated fixed payments, through the reasonably certain lease term, are included in our measurement of the lease right-of-use assets and lease liabilities upon lease commencement.

76 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels. Additionally, certain lease agreements include rental payments based solely on a percentage of retail sales. Due to the variable and unpredictable nature of such payments, we do not recognize a lease right-of-use asset and lease liability related to such payments. These estimated variable rental payments that are contingent based on a percentage of retail sales are included in accounts payable and accrued expenses on the consolidated balance sheets in the period they are incurred and until such payments are made, and the related lease cost is included in cost of goods sold on the consolidated statements of income. In addition, many of our real estate leases require landlord reimbursement for costs such as common area maintenance, real estate taxes and insurance. Such costs are typically subject to an annual reconciliation process and are included as variable lease payments in cost of goods sold and selling, general and administrative expenses on the consolidated statements of income based on our accounting policy.

We have a small group of real estate leases that include rental payments periodically adjusted for inflation (e.g., based on the consumer price index). We include these variable payments in the initial measurement of the lease right-of-use asset and lease liability according to the index or rate at the commencement date and incorporate adjustments to rental payments in future periods if such increases have a minimum rent escalation (e.g., floor). Changes due to differences between the variable lease payments estimated at lease commencement and actual amounts incurred are recognized in the consolidated statements of income in the period such costs are incurred. For finance leases this expense is included in interest expense—net on the consolidated statements of income. For operating leases, this expense is included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of income based on our accounting policy.

Incremental Borrowing Rate

As our real estate leases and most of our equipment leases do not include a stated or implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of lease payments at the commencement date. The IBR is computed as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the total lease payments in a similar economic environment. We utilize our outstanding debt facilities, including our asset based credit facility or our Term Loan Credit Agreement, as the basis for determining the applicable IBR for each lease. We estimate the IBR for each lease primarily by reference to yield rates on debt issuances by companies of a similar credit rating, the weighted-average lease term and adjustments for differences between the yield rates and the remaining actual term of the credit facility or Term Loan Credit Agreement. In determining the yield rates, for newly constructed Design Galleries or significant distribution centers we utilize market information on the lease commencement date and, for all other leases, we utilize market information as of the beginning of the quarter in which the lease commences.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 77

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

Impairment

Goodwill

Goodwill is initially recorded as of the acquisition date, is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired and is assigned to the applicable reporting unit. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed. As of February 3, 2024 and January 28, 2023, goodwill relates to the RH Segment only.

Goodwill is not amortized, but rather is subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset; general economic conditions, such as increasing Treasury rates or unexpected changes in gross domestic product growth; a change in our market share; budget-to-actual performance and consistency of operating margins and capital expenditures; a product recall or an adverse action or assessment by a regulator; or changes in management or key personnel.

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

78 | FORM 10-K	PART II — FINANCIAL STATEMENTS

During fiscal 2023, fiscal 2022 and fiscal 2021, we reviewed the RH Segment reporting unit goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount in any fiscal year, and therefore we did not recognize goodwill impairment.

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

In the event we quantitatively assess a reporting unit’s indefinite-lived intangible assets for impairment, we perform an impairment test which utilizes the discounted cash flow methodology under the relief-from-royalty method. Under the relief-from-royalty method, significant assumptions include the forecasted future revenues and the estimated royalty rate, expressed as a percentage of revenues.

During fiscal 2023, fiscal 2022 and fiscal 2021, we qualitatively assessed our intangible assets, including the RH Segment indefinite-lived intangible assets and the Waterworks tradename, for impairment and determined it was not more likely than not that the fair value of the assets was less than their carrying amount. Based on the qualitative tests performed in each fiscal year, we did not perform quantitative impairment tests in any year and did not recognize any impairment with respect to the assets.

Long-Lived Assets

Long-lived assets, such as property and equipment and lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, change in intended use of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows over the remaining life of the primary asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset or asset group. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our stores is generally the individual Gallery level.

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

We also review our capital expenditures for Galleries under construction and recognize impairment charges when there is a change in the intended use of an asset, including asset disposals. We recognized long-lived asset impairment charges related to such construction expenditures of $4.7 million, $13 million and $9.6 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 79

From time to time, we record impairment for certain corporate assets and other long-lived assets resulting from changes to the expected use of the assets and an update to both the timing and the amount of future estimated lease related cash flows based on present market conditions. Such impairment charges are included in selling, general and administrative expenses on the consolidated statements of income.

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

80 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Equity Method Investments

For certain of our investments in VIEs where we are not the managing member and do not have the ability to liquidate the VIE or otherwise remove the managing member, we do not have the power to direct the most significant activities of the VIE and therefore are not the primary beneficiary. We account for such investments using the equity method of accounting. Our investments are presented as equity method investments on the consolidated balance sheets and our proportionate share of earnings or losses of the equity method investments are included in share of equity method investments loss on the consolidated statements of income. We do not elect the fair value option and the equity method investments are initially measured at cost.

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

Revenue Recognition

We recognize revenue and the related cost of goods sold when a customer obtains control of the merchandise, which is when the customer has the ability to direct the use of and obtain the benefits from the merchandise. Revenue recognized for merchandise delivered via the home delivery channel is recognized upon delivery. Revenue recognized for merchandise delivered via all other delivery channels is recognized upon shipment. Revenue from “cash-and-carry” store sales are recognized at the point of sale. Discounts or other accommodations provided to customers are accounted for as a reduction of net revenues on the consolidated statements of income.

We recognize shipping and handling fees as activities to fulfill the promise to transfer the merchandise to customers. We apply this policy consistently across all of our distribution channels. The related costs of shipping and handling activities are accrued for in the same period as revenue is recognized. Costs of shipping and handling are included in cost of goods sold on the consolidated statements of income.

Sales tax or value added tax (VAT) collected is not recognized as revenue but is included in accounts payable and accrued expenses on the consolidated balance sheets as it is ultimately remitted to governmental authorities.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 81

Our customers may return purchased items for a refund in accordance with our policies. Projected merchandise returns, which are often resalable merchandise, are reserved on a gross basis based on historical return rates. The allowance for sales returns is presented within other current liabilities and the estimated value of the right of return asset for merchandise is presented within prepaid expense and other assets on the consolidated balance sheets.

Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve.

A summary of the allowance for sales returns is as follows:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Balance at beginning of fiscal year	$20,747	$25,256	$25,559
Provision for sales returns	148,237	150,366	161,876
Actual sales returns	(149,396)	(154,875)	(162,179)
Balance at end of fiscal year	$19,588	$20,747	$25,256

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

We expect that substantially all of the deferred revenue and customer deposits as of February 3, 2024 will be recognized within the next six months as the performance obligations are satisfied, and membership fees will be recognized over the membership period.

Gift Cards

We sell gift cards to our customers in our Galleries and through our websites and Sourcebooks. Such gift cards and merchandise credits do not have expiration dates. We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During fiscal 2023, fiscal 2022 and fiscal 2021, we recognized $24 million, $21 million and $20 million, respectively, of revenue related to previous deferrals related to our gift cards. Customer liabilities related to gift cards was $25 million and $27 million as of February 3, 2024 and January 28, 2023, respectively.

We recognize breakage income associated with gift cards proportional to actual gift card redemptions in net revenues on the consolidated statements of income.

We expect that approximately 75 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

82 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Self-Insurance

We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of our health care coverage for our employees, we have a managed self-insurance program related to claims filed. Expenses related to this self-insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. We had liabilities of $3.2 million and $3.6 million related to health care coverage as of February 3, 2024 and January 28, 2023, respectively.

We carry workers’ compensation insurance subject to a deductible amount for which we are responsible on each claim. We had liabilities of $5.6 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of both February 3, 2024 and January 28, 2023.

Stock-Based Compensation

We recognize the fair value of stock-based awards as compensation expense over the requisite service period within selling, general and administrative expenses on the consolidated statements of income.

For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of our stock on the date of grant. The fair value of each option award granted under our award plan is estimated on the date of grant using a Black-Scholes Merton option pricing model (“OPM”) which requires the input of assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest rate. We elected to calculate the expected term of the option awards using the “simplified method.” This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Under the “simplified” calculation method, the expected term is calculated as an average of the vesting period and the contractual life of the options. We calculate expected volatility using a blended approach based on equal weighting of historical volatility and implied volatility.

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

Refer to Note 3—Consolidated Variable Interest Entities and Noncontrolling Interests for discussion of compensation expense related to noncontrolling interests.

Cost of Goods Sold

Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage, inventory reserves and write-downs and lower of cost or net realizable value reserves; inbound freight; all freight costs to get merchandise to our retail locations and outlets; design, buying and allocation costs; occupancy costs related to retail and outlet operations and our supply chain, such as rent and common area maintenance for our leases; depreciation and amortization of leasehold improvements, equipment and other assets in our retail locations, outlets and distribution centers. In addition, cost of goods sold includes all logistics costs associated with shipping product to our customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll-related expenses, retail related expenses other than occupancy, and expenses related to the operations at our corporate headquarters, including rent, utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes Sourcebook production, mailing and print advertising costs. All retail pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 83

Interest Expense—Net

Interest expense primarily relates to interest incurred on our term loans and finance lease arrangements. Refer to Note 12—Credit Facilities and Note 10—Leases. Amounts in fiscal 2021 also include amortization of convertible senior notes debt discount, prior to the adoption of ASU 2020-06 in fiscal 2022. Interest income primarily represents interest received related to our cash and cash equivalent balances.

Interest expense—net consists of the following:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Interest expense	$237,899	$151,730	$66,883
Interest income	(39,603)	(38,520)	(1,936)
Total interest expense—net	$198,296	$113,210	$64,947

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

The if-converted method is applicable for the convertible senior notes beginning in fiscal 2022 due to the adoption of ASU 2020-06. The treasury stock method was applied in fiscal 2021 prior to the adoption of ASU 2020-06.

Treasury Stock

We record our purchases of treasury stock at cost as a separate component of stockholders’ equity in the consolidated financial statements. Upon retirement of treasury stock, we allocate the excess of the purchase price over par value to additional paid-in capital subject to certain limitations with any remaining purchase price allocated to retained earnings (accumulated deficit). The cost basis of treasury stock includes excise tax on share repurchases initiated on and after January 1, 2023 and the outstanding balance of excise tax is included in accounts payable and accrued expenses on the consolidated balance sheets.

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to it, other than changes in the tax law or rates which have not yet been enacted and which are not permitted to be considered. Accordingly, we may record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based upon our best estimate of the recoverability of our net deferred tax assets. Future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, and the amount of the allowance is subject to adjustment in the future. Specifically, in the event we were to determine that it is not more likely than not able to realize our net deferred tax assets in the future, an adjustment to the valuation allowance would decrease income in the period such determination is made. This allowance does not alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income.

84 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Foreign Currency Matters

The functional currency of our foreign subsidiaries is generally the local currency of the country in which the subsidiary operates. Assets and liabilities of the foreign subsidiaries denominated in non-U.S. dollar currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheets, and revenues and expenses are translated at average rates of exchange for the period. The related translation gains and losses are reflected in the accumulated other comprehensive loss section on the consolidated statements of stockholders’ equity (deficit), and net gain (loss) from foreign currency translation, which includes intercompany gains and losses, is presented net of tax on the consolidated statements of comprehensive income. Transaction gains and losses resulting from intercompany balances of a long-term investment nature are also classified as accumulated other comprehensive loss on the consolidated balance sheets.

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

Recently Issued Accounting Standards

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

The Financing Program is not indicative of a borrowing arrangement and the liabilities under the Financing Program are included in accounts payable and accrued expenses on the consolidated balance sheets and associated payments are included within operating activities on the consolidated statements of cash flows. As of February 3, 2024 and January 28, 2023, supplier invoices that have been confirmed as valid under the Financing Program included in accounts payable and accrued expenses were $28 million and $26 million, respectively.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 85

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

Segment Reporting: Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07—Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09—Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

86 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
Prepaid expenses	$42,089	$24,352
Capitalized catalog costs	27,856	26,522
Vendor deposits	26,409	21,201
Federal and state tax receivable(1)	20,441	12,322
Tenant allowance receivable	8,220	8,336
Value added tax (VAT) receivable	6,532	7,465
Right of return asset for merchandise	5,011	4,983
Promissory notes receivable, including interest(2)	3,292	2,991
Interest income receivable	54	4,878
Other current assets	29,126	26,247
Total prepaid expense and other current assets	$169,030	$139,297
(1)	Refer to Note 14—Income Taxes.
(2)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs. Refer to Note 7—Variable Interest Entities.

Other non-current assets consist of the following:

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
Landlord assets under construction—net of tenant allowances	$118,897	$45,511
Initial direct costs prior to lease commencement	66,333	51,249
Capitalized cloud computing costs—net(1)	22,646	21,529
Vendor deposits—non-current	8,862	10,593
Other deposits	7,913	7,143
Deferred financing fees	2,520	3,528
Other non-current assets	13,551	9,654
Total other non-current assets	$240,722	$149,207

(1)	Presented net of accumulated amortization of $19 million and $11 million as of February 3, 2024 and January 28, 2023.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 87

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
Finance lease right-of-use assets(1)	$1,104,365	$1,303,133
Leasehold improvements(2)	434,220	391,912
Building and building improvements(3)	334,996	94,508
Computer software	173,378	147,553
Land	106,347	97,670
Furniture, fixtures and equipment	97,990	86,456
Machinery, equipment and aircraft	82,962	79,836
Built-to-suit property(4)	37,057	37,057
Total property and equipment	2,371,315	2,238,125
Less—accumulated depreciation and amortization(5)	(685,457)	(602,141)
Total property and equipment—net	$1,685,858	$1,635,984
(1)	Refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 10—Leases.
(2)	Includes construction in progress of $39 million and $8.0 million as of February 3, 2024 and January 28, 2023, respectively.
(3)	Includes $126 million and $92 million of owned buildings under construction related to future Design Galleries as of February 3, 2024 and January 28, 2023, respectively. Additionally, includes the purchase of the RH Guesthouse New York building in fiscal 2023. Refer to Note 10—Leases.
(4)	During fiscal 2021, we opened the Dallas Design Gallery. During the construction period of this Design Gallery, we were the “deemed owner” for accounting purposes and classified the construction costs as a build-to-suit asset. Upon construction completion and lease commencement, we performed a sale-leaseback analysis and determined that we cannot derecognize the build-to-suit asset. Therefore, the asset remains classified as a build-to-suit asset and is depreciated over the term of the useful life of the asset.
(5)	Includes accumulated amortization related to finance lease right-of-use assets of $268 million and $224 million as of February 3, 2024 and January 28, 2023, respectively. Refer to Note 10—Leases.

We recorded depreciation of property and equipment, excluding amortization for finance lease right-of-use assets, of $64 million, $56 million and $52 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

88 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 6—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks consists of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
January 29, 2022	$141,100	$56,161	$—	$17,000
Additions	—	1,472	—	—
Foreign currency translation	(52)	—	—	—
January 28, 2023	141,048	57,633	—	17,000
Additions	—	1,294	—	—
Foreign currency translation	(15)	—	—	—
February 3, 2024	$141,033	$58,927	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate Segment.

NOTE 7—VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities and Noncontrolling Interests

In fiscal 2022, we formed eight privately-held limited liability companies (each, a “Member LLC” and collectively, the “Member LLCs” or the “consolidated variable interest entities”) for real estate development activities related to our Gallery transformation and global expansion strategies. We hold a 50 percent membership interest in seven of the Member LLCs, and the remaining noncontrolling interest of 50 percent in each Member LLC is held by a third-party real estate development partner affiliated with the managing member of the Aspen LLCs (as defined in “Equity Method Investments” below). In one Member LLC we hold approximately 75 percent membership interest with the remaining noncontrolling interest of approximately 25 percent held in the same way by the same development partner.

The Member LLCs are qualitatively determined to be VIEs due to their having insufficient equity investment at risk to finance their activities without additional subordinated financial support. Upon the formation of each Member LLC we determined that the power to direct the most significant activities of each Member LLC is either controlled by us or shared between the members of the Member LLCs. In the instances where there is shared power among related parties as defined in the consolidation accounting guidance, we evaluated the related-party tiebreaker guidance and determined that we are most closely associated with each Member LLC. Accordingly, we are the primary beneficiary of the Member LLCs and we consolidate the results of operations, financial condition and cash flows of the Member LLCs in our consolidated financial statements. Six locations represent current and future RH locations and are included in the RH Segment, two of which are operational as of February 3, 2024. Two locations represent properties for the purpose of use by RH or others related to developing, operating and selling such real estate, and are part of the Real Estate segment.

In fiscal 2022, we recognized compensation expense of $4.5 million related to the equity interests given to the noncontrolling interest holders of the consolidated VIEs, of which $3.6 million was recorded to additional paid-in capital and $0.9 million was recorded to other non-current obligations on the consolidated balance sheets. The additional paid-in capital portion relates to equity-classified compensation arrangements and represents the fair-value-based measure of the equity interests upon the noncontrolling interest holders being admitted as a member of the VIEs. The other non-current obligations portion relates to liability-classified compensation arrangements and represents the fair-value-based measure of the equity interests at the end of the reporting period, which was $0.9 million as of both February 3, 2024 and January 28, 2023. There are no explicit or implicit vesting conditions associated with these compensation arrangements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 89

We measure the noncontrolling interests in the consolidated variable interest entities using the distribution provisions set out in the operating agreements of each Member LLC. As of February 3, 2024 and January 28, 2023, the noncontrolling interest holders had no claim to the net assets of each Member LLC based upon such distribution provisions. Accordingly, we did not recognize any noncontrolling interests in fiscal 2023 and fiscal 2022.

The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets were as follows:

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
ASSETS
Cash and cash equivalents	$8,918	$6,653
Restricted cash(1)	—	3,662
Prepaid expense and other current assets	1,876	3,670
Total current assets	10,794	13,985
Property and equipment—net(2)	256,523	187,093
Other non-current assets	6	122
Total assets	$267,323	$201,200
LIABILITIES
Accounts payable and accrued expenses	$8,735	$6,685
Other current liabilities	1,041	—
Total current liabilities	9,776	6,685
Real estate loans—net(3)	17,766	17,909
Other non-current obligations	947	929
Total liabilities	$28,489	$25,523
(1)	Restricted cash deposits as of January 28, 2023 represented amounts held in escrow for one Member LLC representing a portion of the proceeds from the issuance of the Promissory Note (defined below) that were required to be used for tenant allowances specified in a lease agreement between us and the Member LLC. All amounts have been utilized during fiscal 2023 and, accordingly, there is no restricted cash remaining as of February 3, 2024.
(2)	Includes $77 million and $125 million of construction in progress as of February 3, 2024 and January 28, 2023, respectively, which is included in “building and building improvements” within property and equipment—net.
(3)	Real estate loans are secured by the assets of each respective Member LLC and the associated creditors do not have recourse against RH’s general assets.

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

Real estate loans—net exclude $0.1 million of current obligations related to such loans that are included in other current liabilities on the consolidated balance sheets as of February 3, 2024. There was no current obligation under these loans as of January 28, 2023.

90 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Equity Method Investments

Equity method investments primarily represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) that were formed for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. We hold a 50 percent membership interest in two of the Aspen LLCs and a 70 percent membership interest in the third Aspen LLC. The Aspen LLCs are VIEs, however, we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities of each VIE that most significantly impact the VIE’s economic performance. Accordingly, we account for these investments using the equity method of accounting. As of February 3, 2024 and January 28, 2023 the aggregate balance of the investment in the Aspen LLCs was $125 million and $101 million, respectively.

As of February 3, 2024 and January 28, 2023, $3.3 million and $3.0 million, respectively, of a promissory notes receivable, inclusive of accrued interest, was outstanding with the managing member or entities affiliated with the managing member for the Aspen LLCs, which promissory notes were included in prepaid expense and other current assets on the consolidated balance sheets. The promissory note related specifically to the Aspen LLCs is expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs.

During fiscal 2023, fiscal 2022 and fiscal 2021, we recorded our proportionate share of equity method investments loss of $11 million, $2.1 million and $8.2 million, respectively, which is included on the consolidated statements of income with a corresponding decrease to the carrying value of equity method investments on the consolidated balance sheets as of February 3, 2024 and January 28, 2023. We did not receive any distributions or have any undistributed earnings of equity method investments in any fiscal year.

We have previously made contractually required contributions to the Aspen LLCs in an aggregate amount of $105 million in prior periods. In February 2023, we elected to make equity contributions to two of the Aspen LLCs totaling $31 million whereby such funding was used to repay a portion of third-party debt secured by certain real estate assets held by the Aspen LLCs. In April 2023, we made an additional equity contribution to one Aspen LLC of $1.8 million whereby such funding was used in connection with the acquisition of additional real estate assets. Inclusive of the equity contributions made during fiscal 2023, we have made in excess of $135 million in capital contributions to the Aspen LLCs. Our maximum exposure to loss with respect to these equity method investments is the carrying value of the equity method investments as of February 3, 2024.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 91

NOTE 8—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
Accounts payable	$192,345	$166,082
Accrued compensation	43,840	76,650
Accrued occupancy	29,144	28,830
Accrued sales and use tax(1)	26,823	21,950
Accrued legal settlements(1)(2)	16,704	47
Accrued freight and duty	14,333	17,497
Excise tax payable on share repurchases(1)	11,988	3,700
Accrued professional fees	5,754	7,447
Accrued legal contingencies(1)(2)	2,795	8,874
Accrued interest	1,343	14,456
Other accrued expenses(1)	21,516	29,416
Total accounts payable and accrued expenses	$366,585	$374,949

(1)	Prior year amounts have been adjusted to conform to the current period presentation.
(2)	Refer to Note 19—Commitments and Contingencies.

Reorganization

We implemented a restructuring on March 24, 2023 that included workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with the initiative included the elimination of numerous leadership and other positions throughout the organization, which affected approximately 440 roles. The reorganization was completed during the first quarter of fiscal 2023. During the year ended February 3, 2024, we incurred total charges relating to the reorganization of $7.6 million consisting primarily of severance costs and related taxes. As of February 3, 2024, we had accruals of $0.3 million included in accounts payable and accrued expenses on the consolidated balance sheets related to the reorganization.

Other current liabilities consist of the following:

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
Current portion of term loans	$25,000	$25,000
Unredeemed gift card and merchandise credit liability	24,720	26,733
Allowance for sales returns	19,588	20,747
Finance lease liabilities	14,668	17,007
Federal tax payable	5,561	—
Foreign tax payable	249	4,365
Other current liabilities	6,327	9,338
Total other current liabilities	$96,113	$103,190

92 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 9—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
Unrecognized tax benefits	$3,633	$2,962
Other non-current obligations	7,006	5,112
Total other non-current obligations	$10,639	$8,074

NOTE 10—LEASES

Lease costs—net consist of the following:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Operating lease cost(1)	$116,553	$100,646	$99,985
Finance lease costs
Amortization of leased assets(1)	54,596	52,346	43,964
Interest on lease liabilities(2)	33,822	32,051	26,412
Variable lease costs(3)	23,517	27,848	36,914
Sublease income(4)	(5,544)	(4,455)	(4,184)
Total lease costs—net	$222,944	$208,436	$203,091
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies.
(2)	Included in interest expense—net on the consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $14 million, $19 million and $28 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, as well as charges associated with common area maintenance of $9.1 million, $9.3 million and $8.8 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included in selling, general and administrative expenses on the consolidated statements of income.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 93

Lease right-of-use assets and lease liabilities consist of the following:

		FEBRUARY 3,	JANUARY 28,
		2024	2023

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$625,801	$527,246
Finance leases(1)(2)(3)(4)	Property and equipment—net	836,814	1,078,979
Total lease right-of-use assets		$1,462,615	$1,606,225
Liabilities
Current(5)
Operating leases	Operating lease liabilities	$85,523	$80,384
Finance leases(4)	Other current liabilities	14,668	17,007
Total lease liabilities—current		100,191	97,391
Non-current
Operating leases	Non-current operating lease liabilities	576,166	505,809
Finance leases(4)	Non-current finance lease liabilities	566,829	653,050
Total lease liabilities—non-current		1,142,995	1,158,859
Total lease liabilities		$1,243,186	$1,256,250
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $268 million and $224 million as of February 3, 2024 and January 28, 2023, respectively.
(3)	Includes $37 million and $39 million as of February 3, 2024 and January 28, 2023, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 7—Variable Interest Entities.
(4)	During fiscal 2023, we purchased the building and land of our RH Guesthouse New York location and terminated the lease associated with the property. As a result, the right-of-use asset and lease liability was reclassified to property and equipment—net on the consolidated balance sheets as of the purchase date. Refer to Note 5—Property and Equipment.
(5)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

94 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The maturities of lease liabilities were as follows as of February 3, 2024:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
2024	$117,806	$42,887	$160,693
2025	117,916	47,942	165,858
2026	110,067	48,709	158,776
2027	102,787	49,516	152,303
2028	69,215	48,551	117,766
Thereafter	330,183	728,022	1,058,205
Total lease payments(1)(2)	847,974	965,627	1,813,601
Less—imputed interest(3)	(186,285)	(384,130)	(570,415)
Present value of lease liabilities	$661,689	$581,497	$1,243,186
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $686 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of February 3, 2024, of which $26 million, $41 million, $38 million, $40 million and $41 million will be paid in fiscal 2024, fiscal 2025, fiscal 2026, fiscal 2027 and fiscal 2028, respectively, and $500 million will be paid subsequent to fiscal 2028.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements as of February 3, 2024.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	8.7	8.3
Finance leases	19.7	21.9
Weighted-average discount rate
Operating leases	5.17%	4.08%
Finance leases	5.07%	5.32%

PART II — FINANCIAL STATEMENTS	FORM 10-K | 95

Other information related to leases consists of the following:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(122,220)	$(101,513)	$(102,097)
Operating cash flows from finance leases	(37,819)	(32,090)	(26,775)
Financing cash flows from finance leases—net(1)	(13,972)	(10,146)	(14,158)
Total cash outflows from leases	$(174,011)	$(143,749)	$(143,030)
Non-cash transactions:
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases	$170,542	$49,702	$172,393
Finance leases	1,648	109,015	89,617
Reclassification of finance lease right-of-use asset to property and equipment(2)	188,515	—	—
Reclassification of finance lease liability to property and equipment(2)	(71,612)	—	—
(1)	Represents the principal portion of finance lease payments offset by tenant allowances received under finance leases subsequent to lease commencement of $2.4 million and $4.7 million in fiscal 2023 and fiscal 2022, respectively. No such tenant allowances were received in fiscal 2021.
(2)	Represents the reclassification of the right-of-use asset and lease liability upon the purchase of the building and land of our RH Guesthouse New York location and termination of the associated lease agreement. Refer to Note 5—Property and Equipment.

NOTE 11—CONVERTIBLE SENIOR NOTES

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

The outstanding balances under the 2023 Notes and 2024 Notes were as follows:

	FEBRUARY 3,			JANUARY 28,
	2024			2023
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST	AMOUNT	AMOUNT	COST	AMOUNT

	(in thousands)
Convertible senior notes due 2023(1)	$—	$—	$—	$1,696	$—	$1,696
Convertible senior notes due 2024(2)	41,904	(69)	41,835	41,904	(180)	41,724
Total convertible senior notes	$41,904	$(69)	$41,835	$43,600	$(180)	$43,420
(1)	The 2023 Notes outstanding were classified as convertible senior notes due 2023 within current liabilities as of January 28, 2023. The 2023 Notes matured and were repaid in June 2023 and, as of February 3, 2024, the 2023 Notes are no longer outstanding.
(2)	The 2024 Notes outstanding were classified as convertible seniors notes due 2024—net within current liabilities as of February 3, 2024 and within non-current liabilities as of January 28, 2023.

96 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

During fiscal 2022, we entered into additional individual privately negotiated transactions with a limited number of sophisticated investors that were holders of the 2023 Notes and/or the 2024 Notes to repurchase in cash $18 million and $39 million in aggregate principal amount of the 2023 Notes and 2024 Notes, respectively (the “Additional Notes Repurchase”). The Additional Notes Repurchase provided for an estimated settlement cost of $80 million, subject to adjustment to the final settlement cost for an embedded feature based on pricing formulations linked to the trading price of our common stock over a one day volatility weighted-average price measurement period occurring in July 2022. Upon execution of these agreements, we determined that we had modified the debt substantially and applied an extinguishment accounting model. Accordingly, we derecognized the aggregate principal amount of $57 million of the Convertible Senior Notes related to the extinguishment of such notes, and subsequently recognized a new financing liability with a fair value of $80 million. An embedded derivative related to the conversion feature was bifurcated from the new financing liability and separately recognized with an initial fair value of $55 million, with the remaining $25 million classified as debt and recognized at its amortized cost basis. Accordingly, we recognized a loss on extinguishment of debt of $23 million upon the execution of these agreements, inclusive of acceleration of amortization of debt issuance costs of $0.3 million. Upon the remeasurement of the amount owed to the holders in terms of the embedded feature, a total of $82 million was paid in cash to the holders, representing the combined carrying value of the debt liability of $25 million, as well as the fair value of the bifurcated embedded equity derivative upon settlement of $57 million. Accordingly, we recognized a loss on the fair value adjustment of the bifurcated embedded equity derivative of $1.5 million, which is classified within other expense—net on the consolidated statements of income.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 97

$350 million 0.00% Convertible Senior Notes due 2024

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2022. However, this condition was not met for the calendar quarter ended June 30, 2022 through the calendar quarter ended June 30, 2023, but was met for the calendar quarter ended September 30, 2023, and as a result, the 2024 Notes were convertible as of September 30, 2023. This condition was not met for the calendar quarter ended December 31, 2023. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

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

The remaining liability for the 2024 Notes is classified as a current obligation on the consolidated balance sheets as of February 3, 2024 since the settlement date of the outstanding 2024 Notes is in September 2024. The settlement of the outstanding 2024 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock upon settlement.

$335 million 0.00% Convertible Senior Notes due 2023

Prior to March 15, 2023, the 2023 Notes were convertible only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended June 30, 2022 and, accordingly, holders were eligible to convert their 2023 Notes beginning in the calendar quarter ended December 31, 2020 and were eligible to convert their 2023 Notes through March 15, 2023. On and after March 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders were able to convert all or a portion of their 2023 Notes at any time, regardless of the foregoing circumstances.

98 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

NOTE 12—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	FEBRUARY 3,				JANUARY 28,
	2024				2023
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE(1)	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(2)	6.68%	$—	$—	$—	$—	$—	$—
Term loan B(3)	7.95%	1,955,000	(15,115)	1,939,885	1,975,000	(18,471)	1,956,529
Term loan B-2(4)	8.68%	493,750	(20,054)	473,696	498,750	(24,505)	474,245
Equipment promissory note(5)	—	—	—	—	1,160	—	1,160
Total credit facilities		$2,448,750	$(35,169)	$2,413,581	$2,474,910	$(42,976)	$2,431,934
(1)	Interest rates for the asset based credit facility and term loans represent the weighted-average interest rates as of February 3, 2024.
(2)	Deferred financing fees associated with the asset based credit facility as of February 3, 2024 and January 28, 2023 were $2.5 million and $3.5 million, respectively, and are included in other non-current assets on the consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit, which has a maturity date of July 29, 2026.
(3)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,935 million and $1,955 million were included in term loan—net on the consolidated balance sheets as of February 3, 2024 and January 28, 2023, respectively, and $20 million was included in other current liabilities on the consolidated balance sheets as of both February 3, 2024 and January 28, 2023.
(4)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $489 million and $494 million were included in term loan B-2—net on the consolidated balance sheets as of February 3, 2024 and January 28, 2023, respectively, and $5.0 million was included in other current liabilities on the consolidated balance sheets as of both February 3, 2024 and January 28, 2023.
(5)	Represents equipment security note secured by certain of our property and equipment, which was included in other current liabilities on the consolidated balance sheets as of January 28, 2023. The equipment security note was repaid in full in April 2023 and, as of February 3, 2024, is no longer outstanding.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 99

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of February 3, 2024, RHI was in compliance with the FCCR Covenant.

The ABL Credit Agreement requires a daily sweep of all cash receipts and collections to prepay the loans under the agreement while (i) an event of default exists or (ii) when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time.

100 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The ABL Credit Agreement contains customary representations and warranties, events of default and other customary terms and conditions for an asset based credit facility.

As of February 3, 2024, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $448 million, net of $45 million in outstanding letters of credit.

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

We incurred debt issuance costs of $28 million and $26 million in fiscal 2022 and fiscal 2021, respectively, in connection with the issuance of the Term Loan Credit Agreement. No debt issuance costs were incurred in fiscal 2023.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 101

NOTE 13—FAIR VALUE MEASUREMENTS

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

The estimated fair value and carrying value of the 2023 Notes, the 2024 Notes, the Term Loan Credit Agreement and the real estate loans were as follows:

	FEBRUARY 3,		JANUARY 28,
	2024		2023
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2023	$—	$—	$1,622	$1,696
Convertible senior notes due 2024	39,879	41,904	37,351	41,904
Term loan B	1,917,715	1,955,000	1,961,056	1,975,000
Term loan B-2	490,545	493,750	500,215	498,750
Real estate loans	17,425	17,966	17,909	17,909
(1)	The principal carrying value of the 2023 Notes and 2024 Notes excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third-party offering costs, as applicable. The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The real estate loans represent the outstanding principal balance and exclude debt issuance costs.

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

102 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Fair Value Measurements—Non-Recurring

The fair value of the non-cash compensation related to noncontrolling interests in the Member LLCs in fiscal 2022, as discussed in “Consolidated Variable Interest Entities and Noncontrolling Interests” within Note 3—Significant Accounting Policies and Note 7—Variable Interest Entities, were determined based on unobservable (Level 3) inputs and valuation techniques.

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

NOTE 14—INCOME TAXES

The following table presents our income before income taxes, inclusive of our share of equity method investments loss:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Domestic	$143,509	$418,216	$821,001
Foreign	12,313	19,068	1,103
Total	$155,822	$437,284	$822,104

The following table presents a summary of our income tax expense (benefit):

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Current
Federal	$(3,249)	$(6,773)	$111,975
State	6,032	1,013	28,141
Foreign	179	7,012	363
Total current tax expense	2,962	1,252	140,479
Deferred
Federal	22,236	(78,032)	(3,841)
State	(1,339)	(18,639)	(2,885)
Foreign	4,402	4,061	(195)
Total deferred tax expense (benefit)	25,299	(92,610)	(6,921)
Total income tax expense (benefit)	$28,261	$(91,358)	$133,558

PART II — FINANCIAL STATEMENTS	FORM 10-K | 103

A reconciliation of the federal statutory tax rate to our effective tax rate was as follows:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022
Provision at federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal tax impact	2.1	(2.8)	2.4
Federal rehabilitation tax credit(1)	(7.3)	(0.9)	—
Stock compensation—excess benefits	(3.4)	(50.0)	(8.0)
Non-deductible stock-based compensation	1.3	0.9	0.6
U.S. impact of foreign operations(1)	0.8	0.6	(0.2)
Valuation allowance	0.2	0.5	—
Tax impact of convertible senior notes repurchase	0.1	9.4	—
Tax rate adjustments and other(1)	1.0	—	—
Other permanent items(1)	2.3	0.4	0.4
Effective tax rate	18.1%	(20.9)%	16.2%
(1)	Prior year rates have been adjusted to conform to the current period presentation.

We have recorded deferred tax assets and liabilities based upon estimates of their realizable value, and such estimates are based upon likely future tax consequences. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance.

104 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Significant components of our deferred tax assets and liabilities were as follows:

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
Non-current deferred tax assets (liabilities)
Lease liabilities	$341,767	$339,911
Interest expense carryforwards	72,765	28,584
Net operating loss carryforwards	60,143	120,586
Accrued expenses	25,906	30,108
Stock-based compensation	19,090	14,974
Merchandise inventories	13,881	13,346
Deferred revenue	3,847	3,242
Other	—	4,483
Non-current deferred tax assets	537,399	555,234
Valuation allowance	(4,442)	(4,202)
Non-current deferred tax assets—net	$532,957	$551,032
Property and equipment	$(182,580)	$(212,424)
Lease right-of-use assets	(165,423)	(142,199)
Prepaid expense and other	(29,927)	(15,894)
Tradename, trademarks and intangibles	(11,379)	(11,452)
State benefit	(8,104)	(8,339)
Non-current deferred tax liabilities	(397,413)	(390,308)
Total non-current deferred tax assets—net	$135,544	$160,724

A reconciliation of our valuation allowance against deferred tax assets in certain state and foreign jurisdictions due to historical losses was as follows:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Balance at beginning of fiscal year	$4,202	$1,959	$2,049
Net changes in deferred tax assets and liabilities	240	2,243	(90)
Balance at end of fiscal year	$4,442	$4,202	$1,959

As of February 3, 2024, we had federal, state and foreign net operating loss carryovers of $204 million, $108 million and $38 million, respectively. The federal net operating losses do not expire. The state net operating loss carryovers will begin to expire in 2024 and continue to expire at various times depending upon individual state carryforward rules. The foreign net operating losses will begin to expire in 2029. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). We cannot give any assurances that it will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 105

A reconciliation of the exposures related to unrecognized tax benefits was as follows:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Balance at beginning of fiscal year	$8,151	$8,604	$8,456
Gross decreases—prior period tax positions	—	—	(143)
Gross increases—current period tax positions	515	—	933
Reductions based on the lapse of the applicable statutes of limitations	(62)	(453)	(642)
Balance at end of fiscal year	$8,604	$8,151	$8,604

As of February 3, 2024, $7.9 million of our unrecognized tax benefits would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. In October 2017, we filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit has been recorded in any fiscal year given the technical nature and amount of the refund claim. An income tax benefit related to this refund claim could be recorded in a future period upon settlement with the respective taxing authority. As of February 3, 2024, we have $5.4 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of February 3, 2024, we are subject to examination by the tax authorities for fiscal 2020 through fiscal 2023. With few exceptions, as of February 3, 2024, we are no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years prior to fiscal 2020.

We have not provided U.S. income or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as of February 3, 2024 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability is expected to be immaterial, due to the participation exemption put in place in the Tax Cuts and Jobs Act of 2017.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. We have evaluated the provisions included under the IRA and do not expect the provisions to have a material impact on our consolidated financial statements.

106 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 15—NET INCOME PER SHARE

The weighted-average shares used for net income per share are presented in the table below.

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022
Weighted-average shares—basic	19,880,576	23,523,065	21,270,448
Effect of dilutive stock-based awards	1,518,408	2,675,660	6,506,399
Effect of dilutive convertible senior notes(1)	201,494	363,263	3,336,548
Weighted-average shares—diluted	21,600,478	26,561,988	31,113,395
(1)	The dilutive effect of the 2023 Notes and 2024 Notes is calculated under the if-converted method, which assumes share settlement of the entire convertible debt instrument. The 2023 Notes terminated in June 2023 and did not have an impact on our diluted share count post-termination. The warrants associated with the 2023 Notes and 2024 Notes had an impact on our dilutive share count beginning at stock prices of $309.84 per share and $338.24 per share, respectively. The warrants associated with the 2023 Notes and 2024 Notes were repurchased in April 2022 and, as a result, no warrant instruments were outstanding as of and after April 30, 2022. Accordingly, the warrants have no impact on our dilutive shares post-repurchase. Refer to Note 11—Convertible Senior Notes.

We adopted ASU 2020-06 in the first quarter of fiscal 2022, and the adoption requires the dilutive impact of the convertible senior notes for diluted net income per share purposes to be determined under the if-converted method which assumes share settlement of the entire convertible debt instrument. Prior to adoption of ASU 2020-06 for fiscal 2021, we applied the treasury stock method to determine the dilutive impact of the 2023 Notes and 2024 Notes for diluted net income per share purposes, and the 2020 Notes, 2023 Notes and the 2024 Notes impact our dilutive share count beginning at stock prices of $118.13 per share, $193.65 per share and $211.40 per share, respectively.

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes prior to extinguishment in fiscal 2022, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022
Options	1,316,836	1,096,269	102,374
Restricted stock units	15,313	19,154	1,379
Convertible senior notes	—	231,618	—

NOTE 16—SHARE REPURCHASE PROGRAM AND SHARE RETIREMENT

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program. On June 2, 2022, the Board of Directors authorized an additional $2.0 billion for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”).

In fiscal 2022, we repurchased 3,719,550 shares of our common stock under the Share Repurchase Program at an average price of $268.83 per share, for an aggregate repurchase amount of approximately $1,004 million, inclusive of $3.7 million of excise taxes.

In fiscal 2023, we repurchased 3,887,965 shares of our common stock under the Share Repurchase Program at an average price of $321.28 per share, for an aggregate repurchase amount of approximately $1,261 million, inclusive of $12 million of excise taxes.

The excise tax liability is recorded in accounts payable and accrued expenses on the consolidated balance sheets and was $12 million and $3.7 million as of February 3, 2024 and January 28, 2023, respectively.

As of February 3, 2024, $201 million remains available for future share repurchases under this program.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 107

Share Retirements

In fiscal 2022, we retired 3,719,550 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $444 million and $560 million from treasury stock to additional paid-in capital and retained earnings (accumulated deficit), respectively, on the consolidated balance sheets and consolidated statements of stockholders’ equity (deficit).

In fiscal 2023, we retired 3,887,965 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $10 million and $1,251 million from treasury stock to additional paid-in capital and retained earnings (accumulated deficit), respectively, on the consolidated balance sheets and consolidated statements of stockholders’ equity (deficit).

There was no impact on the consolidated statements of income or cash flows related to the share retirement activity.

NOTE 17—STOCK-BASED COMPENSATION

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

The maximum number of shares that may be issued pursuant to all awards under the 2023 Stock Incentive Plan is (i) 3,000,000, plus (ii) any shares of our common stock covered by any outstanding award (or portion of any such award) that has been granted under the Stock Incentive Plan if such award (or a portion of such award) is forfeited, is canceled or expires (whether voluntarily or involuntarily) without the issuance of shares of our common stock or if the shares underlying such award (or a portion of such award) that are surrendered or withheld in payment of the award’s exercise or purchase price or in satisfaction of tax withholding obligations with respect to an award would be deemed not to have been issued for purposes of determining the maximum number of shares of our common stock that may be issued under the 2023 Stock Incentive Plan had such award been an award granted under the 2023 Stock Incentive Plan. The 2023 Stock Incentive Plan has a ten-year term.

Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the 2023 Stock Incentive Plan increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares. As of February 3, 2024, a total of 2,677,311 shares were available for future issuance under the 2023 Stock Incentive Plan.

108 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Stock Options Under the Plans

A summary of stock option activity was as follows:

		WEIGHTED-AVERAGE
	OPTIONS	EXERCISE PRICE
Outstanding—January 28, 2023	3,415,952	$180.03
Granted	385,750	267.90
Exercised	(150,486)	80.56
Cancelled	(74,660)	215.91
Outstanding—February 3, 2024	3,576,556	$192.94

The fair value of stock options granted was estimated on the date of grant using the following assumptions:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022
Expected volatility	54.3%	62.4%	64.2%
Expected life (years)	7.3	7.3	7.3
Risk-free interest rate	3.9%	3.8%	1.4%
Dividend yield	—	—	—

A summary of additional information about stock options was as follows:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands, except per share amounts)
Weighted-average fair value per share of stock options granted	$160.57	$171.78	$392.65
Aggregate intrinsic value of stock options exercised	34,556	1,102,657	280,060
Fair value of stock options vested	19,113	18,071	22,665

PART II — FINANCIAL STATEMENTS	FORM 10-K | 109

Information about stock options outstanding, vested or expected to vest, and exercisable as of February 3, 2024 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	LIFE (IN YEARS)	PRICE	OPTIONS	PRICE
$25.39 — $45.82	252,984	2.3	$35.81	252,984	$35.81
$50.00 — $50.00	1,000,000	3.2	50.00	1,000,000	50.00
$53.47 — $154.82	812,042	4.9	123.11	397,422	106.93
$159.00 — $266.91	502,800	8.9	254.93	40,560	204.22
$278.81 — $352.66	192,530	6.9	328.10	51,640	325.82
$385.30 — $385.30	700,000	6.7	385.30	700,000	385.30
$389.34 — $713.52	116,200	7.4	602.21	24,860	594.40
Total	3,576,556		$192.94	2,467,466	$166.63
Vested or expected to vest	3,306,511		$187.02

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of February 3, 2024 was $373 million, $366 million and $323 million, respectively. Stock options exercisable as of February 3, 2024 had a weighted-average remaining contractual life of 4.4 years.

Stock-based compensation expense related to stock options, which is included in selling, general and administrative expenses on the consolidated statements of income, was as follows:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Stock-based compensation expense(1)	$36,509	$40,583	$45,461
(1)	On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the Stock Incentive Plan. The option will result in aggregate non-cash stock compensation expense of $174 million, of which $9.6 million, $18 million and $24 million was recognized during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

As of February 3, 2024, the total unrecognized compensation expense related to unvested options was $99 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.4 years. In addition, as of February 3, 2024, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $5.4 million, which will be recognized on an accelerated basis through May 2025.

110 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Restricted Stock Awards Under the Plans

We grant restricted stock awards, which include restricted stock and restricted stock units, to our employees and members of our Board of Directors. A summary of restricted stock award activity is as follows:

		WEIGHTED-
		AVERAGE	INTRINSIC
		GRANT DATE FAIR	VALUE
	AWARDS	VALUE	(in thousands)
Outstanding—January 28, 2023	20,920	$443.92
Granted	2,961	322.24
Released	(7,181)	396.34
Cancelled	(760)	564.19
Outstanding—February 3, 2024	15,940	$437.02	$4,081

A summary of additional information about restricted stock awards is as follows:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022
Weighted-average fair value per share of awards granted	$322.24	$318.86	$582.79
Grant date fair value of awards released (in thousands)	2,846	2,694	4,257

Stock-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses on the consolidated statements of income, was as follows:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Stock-based compensation expense	$2,874	$2,962	$3,018

As of February 3, 2024, the total unrecognized compensation expense related to unvested restricted stock awards was $5.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.3 years.

Compensation Related to Consolidated VIEs

Refer to Note 7—Variable Interest Entities for details of non-cash compensation related to consolidated variable interest entities.

NOTE 18—EMPLOYEE BENEFIT PLANS

We have a 401(k) plan for our employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. We, at our discretion, may contribute funds to the 401(k) plan. We made no contributions to the 401(k) plan during fiscal 2023, fiscal 2022 or fiscal 2021.

NOTE 19—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of February 3, 2024.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 111

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

With respect to such contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Loss contingencies determined to be probable and estimable are recorded in accounts payable and accrued expenses on the consolidated balance sheets (refer to Note 8 —Accounts Payable, Accrued Expenses and Other Current Liabilities). These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to each matter. In view of the inherent difficulty of predicting the outcome of certain matters, particularly in cases in which claimants seek substantial or indeterminate damages, it may not be possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on the consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

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

NOTE 20—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the chief operating decision maker (“CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, including hospitality, websites, Sourcebooks, and the Trade and Contract channels. The Real Estate segment represents operations associated with certain of our equity method investments and consolidated variable interest entities that are non-wholly-owned subsidiaries and have operations that are not directly related to RH’s operations.

112 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and to allocate resources. Operating income is defined as net income before interest expense—net, loss on extinguishment of debt, other expense—net, income tax expense (benefit) and our share of equity method investments loss. Segment operating income excludes (i) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020, (ii) legal settlements, (iii) severance costs associated with a reorganization, (iv) asset impairments, (v) product recalls, (vi) employer payroll tax expense related to option exercises by Mr. Friedman, (vii) professional fees related to the 2023 Notes and 2024 Notes transactions (refer to Note 11—Convertible Senior Notes), (viii) non-cash compensation attributed to the noncontrolling interests holder of our consolidated variable interest entities (refer to Note 7—Variable Interest Entities), (ix) compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary and (x) gain on sale of building and land. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

The following table presents segment operating income and a reconciliation to income from operations and income before taxes and equity method investments:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Operating income:
RH Segment	$369,458	$761,544	$944,881
Waterworks	24,329	28,282	17,747
Total segment operating income	393,787	789,826	962,628
Non-cash compensation	(9,640)	(18,072)	(23,428)
Legal settlements	(8,500)	4,188	—
Reorganization related costs	(7,621)	—	(449)
Asset impairments	(3,531)	(24,186)	(9,630)
Recall accrual	1,576	(560)	(1,940)
Employer payroll taxes on option exercises	—	(14,392)	—
Professional fees	—	(7,469)	—
Non-cash compensation related to consolidated VIEs	—	(4,470)	—
Compensation settlements	—	(3,483)	—
Gain on sale of building and land	—	775	—
Income from operations	366,071	722,157	927,181
Interest expense—net	198,296	113,210	64,947
Loss on extinguishment of debt	—	169,578	29,138
Other expense—net	1,078	30	2,778
Income before taxes and equity method investments	$166,697	$439,339	$830,318

PART II — FINANCIAL STATEMENTS	FORM 10-K | 113

The following table presents the statements of income metrics reviewed by the CODM to evaluate performance internally or as required under ASC 280—Segment Reporting:

	YEAR ENDED
	FEBRUARY 3,			JANUARY 28,			JANUARY 29,
	2024			2023			2022
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$2,835,617	$193,509	$3,029,126	$3,398,638	$191,839	$3,590,477	$3,593,842	$164,978	$3,758,820
Gross profit	1,286,107	102,912	1,389,019	1,708,444	103,541	1,811,985	1,772,668	82,743	1,855,411
Depreciation and amortization	113,695	5,294	118,989	103,221	5,367	108,588	91,252	4,770	96,022

In fiscal 2023, fiscal 2022 and fiscal 2021, the Real Estate segment share of equity method investments loss was $11 million, $2.1 million and $8.2 million, respectively. Our share of income from equity method investments for the Waterworks segment was immaterial in all periods presented.

The following table presents the balance sheet metrics as required under ASC 280—Segment Reporting:

	FEBRUARY 3,				JANUARY 28,
	2024				2023

	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$141,033	$—	$—	$141,033	$141,048	$—	$—	$141,048
Tradenames, trademarks and other intangible assets(2)	58,927	17,000	—	75,927	57,633	17,000	—	74,633
Equity method investments(3)	—	3,609	125,059	128,668	—	623	100,845	101,468
Total assets	3,798,572	183,804	161,521	4,143,897	4,953,610	217,228	138,451	5,309,289
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	The Waterworks segment balance represents membership interests in two European entities, whereby we hold a 50 percent membership interest in one entity and an approximately 25 percent membership interest in the other, and we are not the primary beneficiary of these VIEs. Refer to Note 7—Variable Interest Entities related to the Real Estate segment equity method investments.

We classify our sales into furniture and non-furniture product lines. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as our hospitality operations. Net revenues in each category were as follows:

	YEAR ENDED
	FEBRUARY 3,	JANUARY 28,	JANUARY 29,
	2024	2023	2022

	(in thousands)
Furniture	$2,039,902	$2,492,514	$2,599,540
Non-furniture	989,224	1,097,963	1,159,280
Total net revenues	$3,029,126	$3,590,477	$3,758,820

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of February 3, 2024 we operated four retail locations and one outlet in Canada, two retail locations and one outlet in the United Kingdom and two retail locations in Germany. Geographic revenues in Canada, the United Kingdom and Germany are based upon revenues recognized at the retail locations in the respective country and were not material in any fiscal period presented.

114 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The following table presents our long-lived assets by geographic location:

	FEBRUARY 3,	JANUARY 28,
	2024	2023

	(in thousands)
North America	$2,359,839	$2,261,615
All other countries	313,134	184,414
Total long-lived assets	$2,672,973	$2,446,029

PART II — FINANCIAL STATEMENTS	FORM 10-K | 115

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 3, 2024, the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our senior leadership team is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a 15(f). Our senior leadership team conducted an assessment of our internal control over financial reporting as of February 3, 2024 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, our senior leadership team concluded that our internal control over financial reporting was effective as of February 3, 2024. The effectiveness of our internal control over financial reporting as of February 3, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended February 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting

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

ITEM 9B.      OTHER INFORMATION

Rule 10b5-1

During the three months ended February 3, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:

On December 21, 2023, Eri Chaya, President, Chief Creative & Merchandising Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 160,000 shares of RH’s common stock beginning April 2, 2024. The arrangement’s expiration date is December 31, 2024.

116 | FORM 10-K	PART II — FINANCIAL STATEMENTS

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 117

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

118 | FORM 10-K	PART III

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023

Consolidated Statements of Income for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022

Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022

Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits

The Exhibits listed in the Index to Exhibits, which appears immediately before the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report.

ITEM 16.     FORM 10-K SUMMARY

The Company has elected not to include summary information.

PART IV	FORM 10-K | 119

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
3.1	Restated Certificate of Incorporation of RH.	10-K	001-35720	March 29, 2017	3.1
3.2	Amended and Restated Bylaws of RH.	8-K	001-35720	March 18, 2024	3.1
4.1	Description of Securities of Registrant.	—	—	—	—	X
4.2	Form of RH Common Stock Certificate.	10-K	001-35720	March 29, 2017	4.1
4.3	Indenture dated September 17, 2019, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2024.	8-K	001-35720	September 18, 2019	4.1
10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4
10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1
10.3*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2
10.4*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3
10.5*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4
10.6*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2
10.7*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17
10.8*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman.	8-K	001-35720	May 3, 2017	10.1
10.9*	Cash Incentive Bonus Plan.	10-Q	001-35720	September 9, 2017	10.2
10.10*	Form of Compensation Protection Agreement for Section 16 Presidents.	10-K	001-35720	March 29, 2018	10.11
10.11	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary Friedman.	10-K	001-35720	March 30, 2016	10.13
10.12	Credit Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association as administrative agent and collateral agent.	8-K	001-35720	July 13, 2017	10.1

120 | FORM 10-K	EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.13	Credit Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and BSP Agency, LLC, as administrative agent and collateral agent.	8-K	001-35720	April 16, 2019	10.1
10.14	Intercreditor Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., Bank of America, N.A. and BSP Agency, LLC.	8-K	001-35720	April 16, 2019	10.2
10.15	Twelfth Amended and Restated Credit Agreement, dated as of July 29, 2021, by and among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	July 30, 2021	10.1
10.16	Term Loan Credit Agreement dated as of October 20, 2021, by and among Restoration Hardware, Inc. as the borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	October 25, 2021	10.1
10.17	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman dated as of October 18, 2020.	8-K	001-35720	October 21, 2020	10.1
10.18	Term Loan Credit Agreement dated as of October 20, 2021, as amended by the 2022 Incremental Amendment, dated as of May 13, 2022, by and among Restoration Hardware, Inc. as the borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	May 17, 2022	10.2
10.19	RH 2023 Stock Incentive Plan.	8-K	—	April 5, 2023	10.1
10.20	Form of Restricted Stock Unit Award Agreement under RH 2023 Stock Incentive Plan.	S-8	333-271419	April 24, 2023	4.5
10.21	Form of Option Award Agreement under RH 2023 Stock Incentive Plan.	S-8	333-271419	April 24, 2023	4.6
21.1	Subsidiary List	—	—	—	—	X
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X
24.1	Power of Attorney (included on signature page)	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X

EXHIBIT INDEX	FORM 10-K | 121

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
97	Policy for Recoupment of Incentive Compensation.	—	—	—	—	X
101.INS	XBRL Instance Document––the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Extension Definition	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
*	Indicates management contract or compensatory plan or arrangement.

122 | FORM 10-K	EXHIBIT INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

	By:	/s/ Gary Friedman
Gary Friedman
Chairman of the Board of Directors and Chief Executive Officer

Date: March 28, 2024

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gary Friedman and Jack Preston, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 28th, 2024.

/s/ Gary Friedman	/s/ Jack Preston
Gary Friedman	Jack Preston
Chairman of the Board of Directors and Chief Executive Officer	Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

/s/ Christina Hargarten	/s/ Carlos Alberini
Christina Hargarten	Carlos Alberini
Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ Keith Belling	/s/ Eri Chaya
Keith Belling	Eri Chaya
Director	Director

/s/ Mark Demilio	/s/ Hilary Krane
Mark Demilio	Hilary Krane
Director	Director

/s/ Katie Mitic	/s/ Ali Rowghani
Katie Mitic	Ali Rowghani
Director	Director

/s/ Leonard Schlesinger
Leonard Schlesinger
Director

SIGNATURES	FORM 10-K | 123