Form 10-Q
period 2024-05-04
RH
filed 2024-06-13
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 7, 2024, 18,445,222 shares of the registrant’s common stock were outstanding.

RH

TABLE OF CONENTS	2024 FIRST QUARTER FORM 10-Q | 2

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MAY 4,	FEBRUARY 3,
	2024	2024

	(in thousands)
ASSETS
Cash and cash equivalents	$101,787	$123,688
Accounts receivable—net	62,800	55,058
Merchandise inventories	802,209	754,126
Prepaid expense and other current assets	149,230	169,030
Total current assets	1,116,026	1,101,902
Property and equipment—net	1,693,190	1,685,858
Operating lease right-of-use assets	605,664	625,801
Goodwill	141,013	141,033
Tradenames, trademarks and other intangible assets	76,053	75,927
Deferred tax assets	143,980	143,986
Equity method investments	128,908	128,668
Other non-current assets	281,705	240,722
Total assets	$4,186,539	$4,143,897
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$407,494	$366,585
Deferred revenue and customer deposits	315,647	282,812
Convertible senior notes due 2024—net	41,862	41,835
Operating lease liabilities	85,875	85,523
Other current liabilities	85,613	96,113
Total current liabilities	936,491	872,868
Asset based credit facility	—	—
Term loan B—net	1,915,703	1,919,885
Term loan B-2—net	468,531	468,696
Real estate loans—net	17,679	17,766
Non-current operating lease liabilities	555,651	576,166
Non-current finance lease liabilities	562,804	566,829
Deferred tax liabilities	8,419	8,442
Other non-current obligations	11,182	10,639
Total liabilities	4,476,460	4,441,291
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of May 4, 2024 and February 3, 2024	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,342,797 shares issued and outstanding as of May 4, 2024; 18,315,613 shares issued and outstanding as of February 3, 2024	2	2
Additional paid-in capital	300,189	287,806
Accumulated other comprehensive loss	(3,223)	(1,938)
Accumulated deficit	(586,889)	(583,264)
Total stockholders’ deficit	(289,921)	(297,394)
Total liabilities and stockholders’ deficit	$4,186,539	$4,143,897

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands, except share and per share amounts)
Net revenues	$726,960	$739,162
Cost of goods sold	410,922	391,617
Gross profit	316,038	347,545
Selling, general and administrative expenses	261,375	248,305
Income from operations	54,663	99,240
Other expenses
Interest expense—net	56,772	39,816
Other (income) expense—net	1,165	(653)
Total other expenses	57,937	39,163
Income (loss) before income taxes and equity method investments	(3,274)	60,077
Income tax expense (benefit)	(2,091)	16,585
Income (loss) before equity method investments	(1,183)	43,492
Share of equity method investments loss—net	2,442	1,602
Net income (loss)	$(3,625)	$41,890
Weighted-average shares used in computing basic net income (loss) per share	18,324,454	22,047,029
Basic net income (loss) per share	$(0.20)	$1.90
Weighted-average shares used in computing diluted net income (loss) per share	18,324,454	23,758,788
Diluted net income (loss) per share	$(0.20)	$1.76

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 4

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Net income (loss)	$(3,625)	$41,890
Net gain (loss) from foreign currency translation	(1,285)	2,295
Comprehensive income (loss)	$(4,910)	$44,185

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS	TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—February 3, 2024	18,315,613	$2	$287,806	$(1,938)	$(583,264)	$(297,394)
Stock-based compensation	—	—	10,544	—	—	10,544
Issuance of restricted stock	4,000	—	—	—	—	—
Vested and delivered restricted stock units	817	—	(151)	—	—	(151)
Exercise of stock options	22,367	—	1,990	—	—	1,990
Net loss	—	—	—	—	(3,625)	(3,625)
Net loss from foreign currency translation	—	—	—	(1,285)	—	(1,285)
Balances—May 4, 2024	18,342,797	$2	$300,189	$(3,223)	$(586,889)	$(289,921)

Balances—January 28, 2023	22,045,385	$2	$247,076	$(2,403)	$539,986	$784,661
Stock-based compensation	—	—	10,180	—	—	10,180
Vested and delivered restricted stock units	847	—	(96)	—	—	(96)
Exercise of stock options	5,017	—	456	—	—	456
Settlement of convertible senior notes	2	—	—	—	—	—
Net income	—	—	—	—	41,890	41,890
Net gain from foreign currency translation	—	—	—	2,295	—	2,295
Balances—April 29, 2023	22,051,251	$2	$257,616	$(108)	$581,876	$839,386

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 6

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,625)	$41,890
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,827	27,770
Non-cash operating lease cost	23,842	19,865
Stock-based compensation expense	10,544	10,180
Asset impairments	575	2,475
Non-cash finance lease interest expense	7,407	8,486
Deferred income taxes	—	16,527
Share of equity method investments loss—net	2,442	1,602
Other non-cash items	2,184	2,215
Change in assets and liabilities:
Accounts receivable	(7,750)	(462)
Merchandise inventories	(48,324)	35,915
Prepaid expense and other assets	15,404	(4,311)
Landlord assets under construction—net of tenant allowances	(8,782)	(9,583)
Accounts payable and accrued expenses	40,520	(54,354)
Deferred revenue and customer deposits	32,873	19,160
Other current liabilities	(11,143)	(556)
Current and non-current operating lease liabilities	(24,009)	(21,543)
Other non-current obligations	(6,855)	(8,538)
Net cash provided by operating activities	56,130	86,738
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(66,261)	(34,190)
Equity method investments	(2,682)	(33,131)
Net cash used in investing activities	(68,943)	(67,321)

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under term loans	(6,250)	(6,250)
Repayments under real estate loans	(9)	(6)
Repayments under promissory and equipment security notes	—	(1,160)
Repayments of convertible senior notes	—	(2)
Principal payments under finance lease agreements	(4,496)	(3,877)
Proceeds from exercise of stock options	1,990	456
Tax withholdings related to issuance of stock-based awards	(151)	(96)
Net cash used in financing activities	(8,916)	(10,935)
Effects of foreign currency exchange rate translation on cash	(172)	(18)
Net increase (decrease) in cash and cash equivalents and restricted cash	(21,901)	8,464
Cash and cash equivalents and restricted cash
Beginning of period—cash and cash equivalents	123,688	1,508,101
Beginning of period—restricted cash	—	3,662
Beginning of period—cash and cash equivalents and restricted cash	$123,688	$1,511,763
End of period—cash and cash equivalents	101,787	1,516,689
End of period—restricted cash	—	3,538
End of period—cash and cash equivalents and restricted cash	$101,787	$1,520,227
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$38,504	$20,441
Landlord asset additions in accounts payable and accrued expenses at period-end	6,434	2,564
Excise tax from share repurchases in accounts payable and accrued expenses at period-end	11,988	3,700

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 8

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

As of May 4, 2024, we operated a total of 71 RH Galleries and 41 RH Outlet stores, one RH Guesthouse and 14 Waterworks Showrooms throughout the United States and Canada as well as in the United Kingdom, Germany and Belgium. We also have sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of May 4, 2024, and the results of operations for the three months ended May 4, 2024 and April 29, 2023. Our current fiscal year, which consists of 52 weeks, ends on February 1, 2025 (“fiscal 2024”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three months ended May 4, 2024. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the “2023 Form 10-K”).

The results of operations for the three months ended May 4, 2024, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 9

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards or Updates Not Yet Adopted

Segment Reporting: Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07—Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our condensed consolidated financial statements.

Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09—Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our condensed consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	MAY 4,	FEBRUARY 3,
	2024	2024

	(in thousands)
Prepaid expenses	$38,668	$42,089
Capitalized catalog costs	33,348	27,856
Vendor deposits	19,297	26,409
Tenant allowance receivable	8,717	8,220
Federal and state tax receivable(1)	7,901	20,441
Value added tax (VAT) receivable	7,447	6,532
Right of return asset for merchandise	5,432	5,011
Promissory notes receivable, including interest(2)	3,217	3,292
Other current assets	25,203	29,180
Total prepaid expense and other current assets	$149,230	$169,030

(1)	Refer to Note 12—Income Taxes.
(2)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs (as defined below). Refer to Note 5—Variable Interest Entities.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 10

Other non-current assets consist of the following:

	MAY 4,	FEBRUARY 3,
	2024	2024

	(in thousands)
Landlord assets under construction—net of tenant allowances	$154,302	$118,897
Initial direct costs prior to lease commencement	72,061	66,333
Capitalized cloud computing costs—net(1)	23,312	22,646
Vendor deposits—non-current	8,554	8,862
Other deposits	7,729	7,913
Deferred financing fees	2,268	2,520
Other non-current assets	13,479	13,551
Total other non-current assets	$281,705	$240,722
(1)	Presented net of accumulated amortization of $21 million and $19 million as of May 4, 2024 and February 3, 2024, respectively.

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks consists of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
February 3, 2024	$141,033	$58,927	$—	$17,000
Additions	—	126	—	—
Foreign currency translation	(20)	—	—	—
May 4, 2024	$141,013	$59,053	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in previous fiscal years.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 11

NOTE 5—VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities and Noncontrolling Interests

In fiscal 2022, we formed eight privately-held limited liability companies (each, a “Member LLC” and collectively, the “Member LLCs” or the “consolidated variable interest entities”) for real estate development activities related to our Gallery transformation and global expansion strategies.

The carrying amounts and classification of the Member LLCs’ assets and liabilities included in the condensed consolidated balance sheets were as follows:

	MAY 4,	FEBRUARY 3,
	2024	2024

	(in thousands)
ASSETS
Cash and cash equivalents	$9,324	$8,918
Prepaid expense and other current assets	1,401	1,876
Total current assets	10,725	10,794
Property and equipment—net(1)	263,798	256,523
Other non-current assets	6	6
Total assets	$274,529	$267,323
LIABILITIES
Accounts payable and accrued expenses	$4,950	$8,735
Other current liabilities	232	1,041
Total current liabilities	5,182	9,776
Real estate loans—net(2)	17,679	17,766
Other non-current obligations	941	947
Total liabilities	$23,802	$28,489
(1)	Includes $49 million and $77 million of construction in progress as of May 4, 2024 and February 3, 2024, respectively.
(2)	Real estate loans are secured by the assets of each respective Member LLC and the associated creditors do not have recourse against RH’s general assets. Excludes $0.2 million and $0.1 million of current obligations related to such loans that are included in other current liabilities on the condensed consolidated balance sheets as of May 4, 2024 and February 3, 2024, respectively.

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

Equity Method Investments

Equity method investments primarily represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs”) that were formed for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. As of May 4, 2024, we have made capital contributions of approximately $140 million to the Aspen LLCs. Additionally, Waterworks has membership interests in two European entities that are equity method investments.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 12

Our maximum exposure to loss is the carrying value of each of the equity method investments as of May 4, 2024. During the three months ended May 4, 2024 and April 29, 2023, we did not receive any distributions or have any undistributed earnings of equity method investments.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	MAY 4,	FEBRUARY 3,
	2024	2024

	(in thousands)
Accounts payable	$208,608	$192,345
Accrued compensation	56,039	43,840
Accrued sales and use tax	28,211	26,823
Accrued occupancy	28,010	29,144
Accrued freight and duty	17,180	14,333
Accrued legal settlements(1)	16,504	16,704
Excise tax payable on share repurchases	11,988	11,988
Accrued professional fees	6,140	5,754
Accrued legal contingencies(1)	2,433	2,795
Accrued interest	1,897	1,343
Other accrued expenses	30,484	21,516
Total accounts payable and accrued expenses	$407,494	$366,585
(1)	Refer to Note 16—Commitments and Contingencies.

Reorganization

We implemented a restructuring on March 24, 2023 that included workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with the initiative included the elimination of numerous leadership and other positions throughout the organization, which affected approximately 440 roles. The reorganization was completed during the first quarter of fiscal 2023. During the three months ended April 29, 2023, we incurred total charges relating to the reorganization of $7.6 million consisting primarily of severance costs and related taxes. As of February 3, 2024, we had an immaterial amount accrued within accounts payable and accrued expenses on the condensed consolidated balance sheets related to the reorganization, all of which was paid during the first quarter of fiscal 2024.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 13

Other current liabilities consist of the following:

	MAY 4,	FEBRUARY 3,
	2024	2024

	(in thousands)
Current portion of term loans	$25,000	$25,000
Allowance for sales returns	20,953	19,588
Unredeemed gift card and merchandise credit liability	20,588	24,720
Finance lease liabilities	15,209	14,668
Federal tax payable	—	5,561
Other current liabilities	3,863	6,576
Total other current liabilities	$85,613	$96,113

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of May 4, 2024 will be recognized within the next six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During both the three months ended May 4, 2024 and April 29, 2023, we recognized $6.1 million of revenue related to previous deferrals related to our gift cards. We expect that approximately 75 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

Supplier Finance Program

We facilitate a voluntary supply chain financing program (the “Financing Program”) with a third-party financial institution (the “Bank”) to provide participating suppliers with the opportunity to receive early payment on invoices, net of a discount charged to the supplier by the Bank. As of May 4, 2024 and February 3, 2024, supplier invoices that have been confirmed as valid under the Financing Program included in accounts payable and accrued expenses on the condensed consolidated balance sheets were $41 million and $28 million, respectively.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	MAY 4,	FEBRUARY 3,
	2024	2024

	(in thousands)
Unrecognized tax benefits	$3,683	$3,633
Other non-current obligations	7,499	7,006
Total other non-current obligations	$11,182	$10,639

.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 14

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Operating lease cost(1)	$32,881	$26,300
Finance lease costs
Amortization of leased assets(1)	12,405	13,704
Interest on lease liabilities(2)	7,407	8,486
Variable lease costs(3)	6,643	6,168
Sublease income(4)	(1,154)	(1,546)
Total lease costs—net	$58,182	$53,112
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income (loss) based on our accounting policy.
(2)	Included in interest expense—net on the condensed consolidated statements of income (loss).
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $3.9 million for both the three months ended May 4, 2024 and April 29, 2023, as well as charges associated with common area maintenance of $2.7 million and $2.3 million for the three months ended May 4, 2024 and April 29, 2023, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in either period presented.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income (loss).

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 15

Lease right-of-use assets and lease liabilities consist of the following:

		MAY 4,	FEBRUARY 3,
		2024	2024

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$605,664	$625,801
Finance leases(1)(2)(3)	Property and equipment—net	825,191	836,814
Total lease right-of-use assets		$1,430,855	$1,462,615
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$85,875	$85,523
Finance leases	Other current liabilities	15,209	14,668
Total lease liabilities—current		101,084	100,191
Non-current
Operating leases	Non-current operating lease liabilities	555,651	576,166
Finance leases	Non-current finance lease liabilities	562,804	566,829
Total lease liabilities—non-current		1,118,455	1,142,995
Total lease liabilities		$1,219,539	$1,243,186
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $281 million and $268 million as of May 4, 2024 and February 3, 2024, respectively.
(3)	Includes $37 million as of both May 4, 2024 and February 3, 2024 related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 5—Variable Interest Entities.
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 16

The maturities of lease liabilities are as follows as of May 4, 2024:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2024	$84,491	$31,390	$115,881
2025	119,557	48,203	167,760
2026	111,737	48,971	160,708
2027	104,148	49,777	153,925
2028	70,137	48,812	118,949
2029	57,387	48,488	105,875
Thereafter	272,752	679,451	952,203
Total lease payments(1)(2)	820,209	955,092	1,775,301
Less—imputed interest(3)	(178,683)	(377,079)	(555,762)
Present value of lease liabilities	$641,526	$578,013	$1,219,539
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $681 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of May 4, 2024, of which $21 million, $41 million, $38 million, $40 million, $41 million and $41 million will be paid in the remainder of fiscal 2024, fiscal 2025, fiscal 2026, fiscal 2027, fiscal 2028 and fiscal 2029, respectively, and $459 million will be paid subsequent to fiscal 2029.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	8.5	8.2
Finance leases	19.4	21.7
Weighted-average discount rate
Operating leases	5.2%	4.2%
Finance leases	5.1%	5.3%

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 17

Other information related to leases consists of the following:

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(31,920)	$(27,612)
Operating cash flows from finance leases	(7,407)	(8,615)
Financing cash flows from finance leases	(4,496)	(3,877)
Total cash outflows from leases	$(43,823)	$(40,104)
Non-cash transactions:
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases	$3,915	$20,861
Finance leases	2,446	—

NOTE 9—CONVERTIBLE SENIOR NOTES

In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes”, the “Convertible Senior Notes” or the “Notes”). The outstanding balances under the 2024 Notes were as follows:

	MAY 4,			FEBRUARY 3,
	2024			2024
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST	AMOUNT	AMOUNT	COST	AMOUNT

(in thousands)
Convertible senior notes due 2024	$41,904	$(42)	$41,862	$41,904	$(69)	$41,835

$350 million 0.00% Convertible Senior Notes due 2024

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2022. However, this condition was not met for the calendar quarter ended June 30, 2022 through the calendar quarter ended June 30, 2023, but was met for the calendar quarter ended September 30, 2023. This condition was not met for the calendar quarters ended December 31, 2023 or March 31, 2024 and, as a result, the 2024 Notes were not convertible as of March 31, 2024. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. If the Company has not delivered a notice of its election of settlement method prior to the final conversion period, it will be deemed to have elected combination settlement with a dollar amount per note to be received upon conversion of $1,000.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 18

The remaining liability for the 2024 Notes is classified as a current obligation on our condensed consolidated balance sheets as of May 4, 2024 since the settlement date of the outstanding 2024 Notes is in September 2024. The settlement of the outstanding 2024 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock upon settlement.

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	MAY 4,				FEBRUARY 3,
	2024				2024
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE(1)	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(2)	6.67%	$—	$—	$—	$—	$—	$—
Term loan B(3)	7.93%	1,950,000	(14,297)	1,935,703	1,955,000	(15,115)	1,939,885
Term loan B-2(4)	8.67%	492,500	(18,969)	473,531	493,750	(20,054)	473,696
Total credit facilities		$2,442,500	$(33,266)	$2,409,234	$2,448,750	$(35,169)	$2,413,581
(1)	Represents the weighted-average interest rates as of May 4, 2024.
(2)	Deferred financing fees associated with the asset based credit facility as of May 4, 2024 and February 3, 2024 were $2.3 million and $2.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit.
(3)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,930 million and $1,935 million were included in term loan—net on the condensed consolidated balance sheets as of May 4, 2024 and February 3, 2024, respectively, and $20 million was included in other current liabilities on the condensed consolidated balance sheets as of both May 4, 2024 and February 3, 2024.
(4)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $488 million and $489 million were included in term loan B-2—net on the condensed consolidated balance sheets as of May 4, 2024 and February 3, 2024, respectively, and $5.0 million was included in other current liabilities on the condensed consolidated balance sheets as of both May 4, 2024 and February 3, 2024.

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

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 19

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of May 4, 2024, RHI was in compliance with the FCCR Covenant.

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

As of May 4, 2024, the amount available for borrowing under the revolving line of credit under the ABL Credit Agreement was $454 million, net of $46 million in outstanding letters of credit.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 20

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

Through July 31, 2023, the Term Loan B bore interest at an annual rate based on LIBOR subject to a 0.50% LIBOR floor plus an interest rate margin of 2.50% (with a stepdown of the interest rate margin if RHI achieves a specified public corporate family rating). LIBOR is a floating interest rate that reset periodically during the life of the Term Loan B. At the date of borrowing, the interest rate was set at the LIBOR floor of 0.50% plus 2.50% and the Term Loan B was issued at a discount of 0.50% to face value. Effective August 1, 2023, the Term Loan B bears interest at an annual rate based on SOFR subject to a 0.50% SOFR floor plus an interest rate margin of 2.50% plus a credit spread adjustment.

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

The Term Loan B-2 bears interest at an annual rate based on SOFR subject to a 0.50% SOFR floor plus an interest rate margin of 3.25% plus a credit spread adjustment of 0.10%. Other than the terms relating to the Term Loan B-2, the terms of the Amended Term Loan Credit Agreement remain substantially the same as the terms of the existing Term Loan Credit Agreement, including representations and warranties, covenants and events of default.

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

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 21

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

The estimated fair value and carrying value of the 2024 Notes, the Term Loan Credit Agreement and the real estate loans were as follows:

	MAY 4,		FEBRUARY 3,
	2024		2024
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2024	$40,706	$41,904	$39,879	$41,904
Term loan B	1,908,563	1,950,000	1,917,715	1,955,000
Term loan B-2	485,728	492,500	490,545	493,750
Real estate loans	16,967	17,957	17,425	17,966
(1)	The principal carrying value of the 2024 Notes excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third-party offering costs, as applicable. The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The real estate loans represent the outstanding principal balance and exclude debt issuance costs.

The fair value of the 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2). As of May 4, 2024, the fair values of the Term Loan B and Term Loan B-2 were derived from observable bid prices (Level 1). As of February 3, 2024, the fair values of the Term Loan B and Term Loan B-2 were derived from discounted cash flows using risk-adjusted rates (Level 2). The fair values of the real estate loans were derived from discounted cash flows using risk-adjusted rates (Level 2).

NOTE 12—INCOME TAXES

Our income tax expense (benefit) and effective tax rates were as follows:

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(dollars in thousands)
Income tax expense (benefit)	$(2,091)	$16,585
Effective tax rate	36.6%	28.4%

The increase in our effective tax rate for the three months ended May 4, 2024 compared to the three months ended April 29, 2023 is primarily attributable to the net loss in the current period, as well as higher net excess tax benefits from stock-based compensation in the three months ended May 4, 2024 as compared to the three months ended April 29, 2023.

As of May 4, 2024, we had $3.2 million of unrecognized tax benefits, of which $2.5 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of May 4, 2024, we had $0.2 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 22

In October 2017, we filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit was recorded at the time due to the technical nature and amount of the refund claim. As of May 4, 2024, we are no longer appealing this refund claim and have reversed the receivable and related reserve.

The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted, changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. To mitigate the administrative burden for multinational enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor.” We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the three months ended May 4, 2024. We will continue to evaluate the impact of these tax law changes in future reporting periods.

NOTE 13—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share are presented in the table below.

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024(1)	2023
Weighted-average shares—basic	18,324,454	22,047,029
Effect of dilutive stock-based awards	—	1,504,784
Effect of dilutive convertible senior notes	—	206,975
Weighted-average shares—diluted	18,324,454	23,758,788
(1)	As we reported a net loss for the three months ended May 4, 2024, the weighted-average shares outstanding for basic and diluted are the same for the corresponding period.

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes prior to extinguishment, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023
Options	3,018,757	1,109,768
Restricted stock units	13,162	16,694
Convertible senior notes	198,223	—

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 23

NOTE 14—SHARE REPURCHASE PROGRAM

In 2018, our Board of Directors authorized a share repurchase program. On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). We did not repurchase any shares of our common stock under the Share Repurchase Program during the three months ended May 4, 2024. As of May 4, 2024, $201 million remains available for future share repurchases under this program.

NOTE 15—STOCK-BASED COMPENSATION

The Restoration Hardware 2012 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted on November 1, 2012. The Stock Incentive Plan provided for the grant of incentive stock options to our employees, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and any combination thereof to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants. The Restoration Hardware 2012 Stock Option Plan (the “Option Plan”) was adopted on November 1, 2012. On November 1, 2022, both the Stock Incentive Plan and Option Plan expired.

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

As of May 4, 2024, there were a total of 2,200,469 shares issuable under the 2023 Stock Incentive Plan. Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Plans increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares.

Stock Options Under the Plans

A summary of options outstanding, vested or expected to vest, and exercisable as of May 4, 2024 was as follows:

		WEIGHTED	WEIGHTED	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding	4,027,464	$202.04	5.7	$418
Options vested or expected to vest	3,622,750	194.67	5.3	408
Options exercisable	2,570,209	166.10	4.2	369

Stock-based compensation expense, which is included in selling, general and administrative expenses on the condensed consolidated statements of income (loss), was as follows:

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Stock-based compensation expense(1)	$10,544	$10,180
(1)	On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the Stock Incentive Plan. The option will result in aggregate non-cash stock compensation expense of $174 million, of which $1.9 million and $3.5 million was recognized during the three months ended May 4, 2024 and April 29, 2023, respectively.

No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 24

As of May 4, 2024, the total unrecognized compensation expense and weighted average remaining term was as follows:

	UNRECOGNIZED	WEIGHTED
	STOCK BASED	AVERAGE
	COMPENSATION	REMAINING TERM
	(in thousands)	(in years)
Unvested options(1)	$147,683	5.2
Unvested restricted stock and restricted stock units	5,923	2.8
Total	$153,606
(1)	Excludes the remaining unrecognized compensation expense of $3.4 million related to the fully vested option grant made to Mr. Friedman in October 2020, which will be recognized on an accelerated basis through May 2025.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off-balance sheet commitments as of May 4, 2024.

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

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 25

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

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and to allocate resources. Operating income is defined as net income (loss) before interest expense—net, other income—net, income tax expense (benefit) and our share of equity method investments loss—net. Segment operating income excludes (i) favorable legal settlements, (ii) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020 and (iii) severance costs associated with a reorganization. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 26

The following table presents segment operating income and a reconciliation to income from operations and income (loss) before income taxes and equity method investments:

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Operating income:
RH Segment	$41,431	$103,721
Waterworks	5,804	6,671
Total segment operating income	47,235	110,392
Legal settlements—net	9,375	—
Non-cash compensation	(1,947)	(3,531)
Reorganization related costs	—	(7,621)
Income from operations	54,663	99,240
Interest expense—net	56,772	39,816
Other (income) expense—net	1,165	(653)
Income (loss) before income taxes and equity method investments	$(3,274)	$60,077

The following table presents selected statements of income (loss) metrics for our segments, including disaggregated net revenues:

	THREE MONTHS ENDED
	MAY 4,			APRIL 29,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$677,066	$49,894	$726,960	$690,516	$48,646	$739,162
Gross profit	289,808	26,230	316,038	321,584	25,961	347,545
Depreciation and amortization	29,383	1,444	30,827	26,425	1,345	27,770

In the three months ended May 4, 2024 and April 29, 2023, the Real Estate segment share of equity method investments loss were $2.8 million and $1.6 million, respectively. Our share of income from equity method investments for the Waterworks segment were immaterial in both fiscal periods presented.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 27

The following table presents selected balance sheet metrics for our segments:

	MAY 4,				FEBRUARY 3,
	2024				2024
	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$141,013	$—	$—	$141,013	$141,033	$—	$—	$141,033
Tradenames, trademarks and other intangible assets(2)	59,053	17,000	—	76,053	58,927	17,000	—	75,927
Equity method investments(3)	—	4,008	124,900	128,908	—	3,609	125,059	128,668
Total assets	3,836,347	188,213	161,979	4,186,539	3,798,572	183,804	161,521	4,143,897
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	The Waterworks segment balance represents membership interests in two European entities, whereby we hold a 50 percent membership interest in one entity and an approximately 25 percent membership interest in the other, and we are not the primary beneficiary of these VIEs.

We sell furniture and non-furniture products. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as our hospitality operations. Net revenues in each category were as follows:

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Furniture	$505,271	$496,391
Non-furniture	221,689	242,771
Total net revenues	$726,960	$739,162

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of May 4, 2024, we operated four retail locations and one outlet in Canada, two retail locations and one outlet in the United Kingdom, two retail locations in Germany and one retail location in Belgium. Geographic revenues in Canada, the United Kingdom, Germany and Belgium are based upon revenues recognized at the retail locations in the respective country and were not material in either fiscal period presented.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 28

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2023 Form 10-K.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that are subject to risks and uncertainties. Refer to “Special Note Regarding Forward-Looking Statements and Market Data” below and Item 1A—Risk Factors in our 2023 Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those listed in our 2023 Form 10-K.

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three months ended May 4, 2024, and a comparison to the three months ended April 29, 2023. The discussion related to cash flows for the three months ended April 29, 2023, has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended April 29, 2023, filed with the Securities and Exchange Commission (“SEC”) on May 26, 2023.

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

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 29

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, may not be short term and may recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled Risk Factors in our 2023 Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2023 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States and Canada as well as in the United Kingdom, Germany and Belgium and have an integrated RH Hospitality experience in 17 of our Design Gallery locations, which includes restaurants and wine bars.

Additionally, we opened RH Palo Alto, the Gallery at Stanford, in May 2024 and we plan to open RH Madrid, the Gallery at Plaza del Marqués de Salamanca, in June 2024.

We have recently undertaken efforts to introduce the most prolific collection of new products in our history, with a substantial number of new furniture and upholstery collections across RH Interiors, RH Contemporary, RH Modern, RH Outdoor, RH Baby & Child and RH TEEN. These new collections reflect a level of design and quality inaccessible in our current market, and a value proposition that will be disruptive across multiple markets.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 30

As of May 4, 2024, we operated the following number of locations:

COUNT
RH
Design Galleries	33
Legacy Galleries	34
Modern Gallery	1
Baby & Child and TEEN Galleries	3
Total Galleries	71
Outlets	41
Guesthouse	1
Waterworks Showrooms	14

Business Conditions

While we experienced increased demand for our products during the pandemic, recently there have been significant shifts in consumer spending away from home furnishings. The demand for home furnishings has decreased since the reopening of the economy after the peak of the pandemic and consumption patterns have shifted into other areas, such as travel and leisure. Our business has also been negatively affected by macroeconomic conditions, including substantially higher interest rates and mortgage rates, volatility in the global financial markets and the slowdown in the luxury home market as well as other negative factors related to the effects of lingering higher inflation and increased costs, including higher construction expenses. Our expectation is that these factors, which have contributed to the slowdown in demand in our business, will moderate in the future and we believe we have positioned the business to take advantage of any improvements in macroeconomic factors.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors.

For more information, refer to the sections entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in our 2023 Form 10-K.

Key Value-Driving Strategies

In order to achieve our long-term strategies of Product Elevation, Platform Expansion and Cash Generation as well as drive growth across our business, we are focused on the following key strategies and business initiatives:

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Contemporary, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. With the launch of the RH Interiors and RH Contemporary Sourcebooks in 2023, as well as the launch of the RH Outdoor and RH Modern Sourcebooks in 2024, we have begun the introduction of the most prolific collection of new products in our history. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

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

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 31

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

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally, our multiyear effort began with the reimagination of our Center of Innovation & Product Leadership to incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation. Externally, our strategy comes to life digitally through The World of RH, an online portal where customers can explore and be inspired by the depth and dimension of our brand. Launched in the spring of 2022, The World of RH includes rich, immersive content with simplified navigation and search functionality, all designed to enhance the shopping experience and render our product and brand more valuable. We expect to continue to elevate the customer experience on The World of RH with further enhancements to content, navigation and search functionality. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 32

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income (loss):

	THREE MONTHS ENDED
	MAY 4,	% OF NET	APRIL 29,	% OF NET
	2024	REVENUES	2023	REVENUES

	(dollars in thousands)
Net revenues	$726,960	100.0%	$739,162	100.0%
Cost of goods sold	410,922	56.5	391,617	53.0
Gross profit	316,038	43.5	347,545	47.0
Selling, general and administrative expenses	261,375	36.0	248,305	33.6
Income from operations	54,663	7.5	99,240	13.4
Other expenses
Interest expense—net	56,772	7.8	39,816	5.4
Other (income) expense—net	1,165	0.2	(653)	(0.1)
Total other expenses	57,937	8.0	39,163	5.3
Income (loss) before income taxes and equity method investments	(3,274)	(0.5)	60,077	8.1
Income tax expense (benefit)	(2,091)	(0.3)	16,585	2.2
Income (loss) before equity method investments	(1,183)	(0.2)	43,492	5.9
Share of equity method investments loss—net	2,442	0.3	1,602	0.2
Net income (loss)	$(3,625)	(0.5)%	$41,890	5.7%

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use non-GAAP financial measures, including adjusted operating income, adjusted net income (loss), EBITDA, adjusted EBITDA, and adjusted capital expenditures (collectively, “non-GAAP financial measures”). We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains and the tax effect of these adjustments. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision-making. The non-GAAP financial measures used by us in this Quarterly Report on Form 10-Q may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

For more information on the non-GAAP financial measures, please see the reconciliation of GAAP to non-GAAP financial measures tables outlined below. These accompanying tables include details on the GAAP financial measures that are most directly comparable to non-GAAP financial measures and the related reconciliations between these financial measures.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 33

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Net income (loss)	$(3,625)	$41,890
Interest expense—net(1)	56,772	39,816
Other (income) expense—net(1)	1,165	(653)
Income tax expense (benefit)(1)	(2,091)	16,585
Share of equity method investments loss—net(2)	2,442	1,602
Operating income	54,663	99,240
Legal settlements—net(3)	(9,375)	—
Non-cash compensation(4)	1,947	3,531
Reorganization related costs(5)	—	7,621
Adjusted operating income	$47,235	$110,392
(1)	Refer to discussion “Three Months Ended May 4, 2024 Compared to Three Months Ended April 29, 2023” below for a discussion of our results of operations for the three months ended May 4, 2024 and April 29, 2023.
(2)	Represents our proportionate share of the net loss of our equity method investments.
(3)	Represents favorable legal settlements received of $10 million, partially offset by costs incurred in connection with one of the matters.
(4)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(5)	Represents severance costs and related payroll taxes associated with a reorganization.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 34

Adjusted Net Income (Loss). Adjusted net income (loss) is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income (Loss) to Adjusted Net Income (Loss)

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Net income (loss)	$(3,625)	$41,890
Adjustments pre-tax:
Legal settlements—net(1)	(9,375)	—
Non-cash compensation(1)	1,947	3,531
Reorganization related costs(1)	—	7,621
Subtotal adjusted items	(7,428)	11,152
Impact of income tax items(2)	1,280	(2,433)
Share of equity method investments loss—net(1)	2,442	1,602
Adjusted net income (loss)	$(7,331)	$52,211
(1)	Refer to table titled “Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income (loss), (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent. The adjustments for the three months ended May 4, 2024 and April 29, 2023 are based on adjusted tax rates of 31.5% and 26.7%, respectively.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 35

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

Reconciliation of GAAP Net Income (Loss) to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Net income (loss)	$(3,625)	$41,890
Depreciation and amortization	30,827	27,770
Interest expense—net	56,772	39,816
Income tax expense (benefit)	(2,091)	16,585
EBITDA	81,883	126,061
Non-cash compensation(1)	10,544	10,180
Capitalized cloud computing amortization(2)	2,471	1,849
Share of equity method investments loss—net(3)	2,442	1,602
Other (income) expense—net(3)	1,165	(653)
Legal settlements—net(3)	(9,375)	—
Reorganization related costs(3)	—	7,621
Adjusted EBITDA	$89,130	$146,660
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Represents amortization associated with capitalized cloud computing costs.
(3)	Refer to table titled “Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.

Adjusted Capital Expenditures. Adjusted capital expenditures is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Capital expenditures	$66,261	$34,190
Landlord assets under construction—net of tenant allowances	8,782	9,583
Adjusted capital expenditures	$75,043	$43,773

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 36

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	THREE MONTHS ENDED
	MAY 4,		APRIL 29,
	2024		2023
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	84	1,378	81	1,286
RH Design Galleries:
Brussels Design Gallery	1	27.7	—	—
Cleveland Design Gallery	1	33.1	—	—
Indianapolis Design Gallery	—	—	(1)	(13.0)
RH Legacy Galleries:
Cleveland Legacy Gallery	(1)	(7.1)	—	—
Indianapolis temporary Gallery	—	—	1	5.7
End of period	85	1,432	81	1,279
Total leased square footage at end of period(2)		1,971		1,733
Weighted-average leased square footage(3)		1,935		1,729
Weighted-average leased selling square footage(3)		1,404		1,285
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 89,000 square feet as of May 4, 2024 related to three owned retail locations.

(2)	Total leased square footage includes approximately 142,000 square feet as of May 4, 2024 related to three owned retail locations.
(3)	Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period.

Three Months Ended May 4, 2024 Compared to Three Months Ended April 29, 2023

	THREE MONTHS ENDED
	MAY 4,			APRIL 29,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$677,066	$49,894	$726,960	$690,516	$48,646	$739,162
Cost of goods sold	387,258	23,664	410,922	368,932	22,685	391,617
Gross profit	289,808	26,230	316,038	321,584	25,961	347,545
Selling, general and administrative expenses	244,149	17,226	261,375	229,015	19,290	248,305
Income from operations	$45,659	$9,004	$54,663	$92,569	$6,671	$99,240
(1)	The results for the Real Estate segment were immaterial in both the three months ended May 4, 2024 and April 29, 2023, thus, such results are presented within the RH Segment in each period. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 37

Net revenues

Consolidated net revenues decreased $12 million, or 1.7%, to $727 million in the three months ended May 4, 2024 compared to $739 million in the three months ended April 29, 2023.

RH Segment net revenues

RH Segment net revenues decreased $13 million, or 1.9%, to $677 million in the three months ended May 4, 2024 compared to $691 million in the three months ended April 29, 2023. The below discussion highlights significant factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended May 4, 2024 decreased primarily due to lower demand compared to the first quarter of fiscal 2023 due to sustained challenging macroeconomic conditions, including elevated interest rates and a challenging luxury housing market.

Waterworks net revenues

Waterworks net revenues increased $1.2 million, or 2.6%, to $50 million in the three months ended May 4, 2024 compared to $49 million in the three months ended April 29, 2023.

Gross profit

Consolidated gross profit decreased $32 million, or 9.1%, to $316 million in the three months ended May 4, 2024 compared to $348 million in the three months ended April 29, 2023. As a percentage of net revenues, consolidated gross margin decreased 350 basis points to 43.5% of net revenues in the three months ended May 4, 2024 from 47.0% of net revenues in the three months ended April 29, 2023.

RH Segment gross profit

RH Segment gross profit decreased $32 million, or 9.9%, to $290 million in the three months ended May 4, 2024 from $322 million in the three months ended April 29, 2023. As a percentage of net revenues, RH Segment gross margin decreased 380 basis points to 42.8% of net revenues in the three months ended May 4, 2024 from 46.6% of net revenues in the three months ended April 29, 2023. The decrease in RH Segment gross margin was primarily attributable to a decrease in product margins in the Core business driven by price adjustments, as well as a higher mix of, and discounts on, discontinued products. The decrease in RH Segment net revenues resulted in deleverage in occupancy costs year over year, and we also experienced an increase in occupancy costs related to our Galleries and supply chain in support of the continued global expansion efforts in Europe.

Waterworks gross profit

Waterworks gross profit was $26 million in both the three months ended May 4, 2024 and April 29, 2023. As a percentage of net revenues, Waterworks gross margin decreased 80 basis points to 52.6% of net revenues in the three months ended May 4, 2024 from 53.4% of net revenues in the three months ended April 29, 2023.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $13 million, or 5.3%, to $261 million in the three months ended May 4, 2024 from $248 million in the three months ended April 29, 2023.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $15 million, or 6.6%, to $244 million in the three months ended May 4, 2024 compared to $229 million in the three months ended April 29, 2023.

RH Segment selling, general and administrative expenses for the three months ended May 4, 2024 include favorable net legal settlements of $6.2 million and non-cash compensation of $1.9 million related to an option grant made to Mr. Friedman in October 2020.

RH Segment selling, general and administrative expenses for the three months ended April 29, 2023 include severance expense and other payroll related costs associated with a reorganization of $7.6 million and non-cash compensation of $3.5 million related to an option grant made to Mr. Friedman in October 2020.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 38

RH Segment selling, general and administrative expenses were 36.7% and 31.5% of net revenues for the three months ended May 4, 2024 and April 29, 2023, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by incremental advertising costs of $15 million related to the increased circulation in connection with the mailing of the Spring 2024 RH Outdoor Sourcebook. Additionally, we had an increase in compensation due to new Gallery openings, as well as higher occupancy and other corporate costs year over year.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $2.1 million, or 10.7%, to $17 million in the three months ended May 4, 2024 compared to $19 million in the three months ended April 29, 2023.

Waterworks selling, general and administrative expenses in the three months ended May 4, 2024 include $3.2 million related to a favorable legal settlement. Excluding the adjustment for the legal settlement, Waterworks selling, general and administrative expenses would have increased 130 basis points to 41.0% of net revenues in the three months ended May 4, 2024, compared to 39.7% of net revenues for the three months ended April 29, 2023.

Interest expense—net

Interest expense—net increased $17 million in the three months ended May 4, 2024 compared to the three months ended April 29, 2023, which consisted of the following in each period:

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Term loan interest expense	$51,944	$47,793
Finance lease interest expense	7,407	8,486
Other interest expense	1,113	1,216
Capitalized interest for capital projects	(2,626)	(1,055)
Interest income	(1,066)	(16,624)
Total interest expense—net	$56,772	$39,816

Other (income) expense—net

We recorded other expense of $1.2 million for the three months ended May 4, 2024, which includes foreign exchange losses from unfavorable exchange rate changes affecting foreign currency denominated transactions of $1.0 million, primarily between the U.S. dollar as compared to Euro and Pound Sterling, as well as a loss from the remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom of $0.2 million.

We recorded net other income of $0.7 million for the three months ended April 29, 2023, which includes a foreign exchange gain from the remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom of $1.8 million, partially offset by foreign exchange losses related to unfavorable exchange rate changes affecting foreign currency denominated transactions of $1.1 million, primarily between the U.S. dollar as compared to Euro and Pound Sterling.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 39

Income tax expense (benefit)

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(dollars in thousands)
Income tax expense (benefit)	$(2,091)	$16,585
Effective tax rate	36.6%	28.4%

The increase in our effective tax rate is primarily attributable to the net loss in the current period, as well as higher net excess tax benefits from stock-based compensation in the three months ended May 4, 2024 as compared to the three months ended April 29, 2023.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	MAY 4,	FEBRUARY 3,
	2024	2024

	(in thousands)
Asset based credit facility	$—	$—
Term loan B(1)	1,950,000	1,955,000
Term loan B-2(1)	492,500	493,750
Convertible senior notes due 2024(1)	41,904	41,904
Notes payable for share repurchases	315	315
Total debt	$2,484,719	$2,490,969
Cash and cash equivalents	(101,787)	(123,688)
Total net debt(2)	$2,382,932	$2,367,281
Availability under the asset based credit facility—net(3)	$453,588	$447,693
(1)	Amounts exclude discounts upon original issuance and third-party offering and debt issuance costs.
(2)	Net debt excludes non-recourse real estate loans of $18 million as of both May 4, 2024 and February 3, 2024 related to our consolidated variable interest entities from our joint venture activities. These real estate loans are secured by the assets of such entities and the associated creditors do not have recourse against RH’s general assets. Refer to Note 5—Variable Interest Entities in our condensed consolidated financial statements.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $46 million and $45 million in outstanding letters of credit as of May 4, 2024 and February 3, 2024, respectively.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 40

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

While we do not anticipate that we will require additional debt to fund our operations, our goal is to continue to be in a position to take advantage of the many opportunities that we identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including through the strategic sale of existing assets, utilization of our credit facilities, entry into various credit agreements and other new debt financing arrangements that present attractive terms. We expect to continue to use additional sources of debt financing in future periods as a source of additional capital to fund our various investments.

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

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 41

We entered into a $2,000 million term debt financing in October 2021 (the “Term Loan B”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). Term Loan B has a maturity date of October 20, 2028. As of May 4, 2024, we had $1,950 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to Term Loan B.

In May 2022, we entered into an incremental term debt financing (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). Term Loan B-2 has a maturity date of October 20, 2028. Term Loan B-2 constitutes a separate class from the existing Term Loan B under the Term Loan Credit Agreement. As of May 4, 2024, we had $493 million outstanding under the Amended Term Loan Credit Agreement. We are required to make quarterly principal payments of $1.3 million with respect to Term Loan B-2.

Convertible Senior Notes

In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes,” the “Convertible Senior Notes” or the “Notes”).

As of May 4, 2024, we had $42 million remaining in aggregate principal amount of the 2024 Notes, which have a scheduled maturity in September 2024. We anticipate having sufficient cash available to repay the principal amount of the 2024 Notes in cash with respect to any convertible notes for which the holders elect early conversion (if applicable), as well as upon maturity of the 2024 Notes in September 2024.

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the three months ended May 4, 2024, adjusted capital expenditures were $75 million in aggregate, net of cash received related to landlord tenant allowances of $2.9 million. We anticipate our adjusted capital expenditures to be $250 million to $300 million in fiscal 2024, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates, and we may make adjustments to our allocation of capital in fiscal 2024 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

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

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 42

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	THREE MONTHS ENDED
	MAY 4,	APRIL 29,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$56,130	$86,738
Net cash used in investing activities	(68,943)	(67,321)
Net cash used in financing activities	(8,916)	(10,935)
Net increase (decrease) in cash and cash equivalents and restricted cash	(21,901)	8,464
Cash and cash equivalents and restricted cash at end of period	101,787	1,520,227

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation and the effect of changes in working capital and other activities.

For the three months ended May 4, 2024, net cash provided by operating activities was $56 million and consisted of an increase in non-cash items of $78 million, partially offset by a change in working capital and other activities of $18 million and a net loss of $3.6 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $24 million, a decrease in other current and non-current liabilities of $18 million and an increase in prepaid expense and other assets of $15 million. These uses of cash from working capital were partially offset by a decrease in merchandise inventory of $48 million, an increase of accounts payable and accrued expenses of $41 million, an increase of deferred revenue and customer deposits of $33 million, a decrease in landlord assets under construction, net of tenant allowances, of $8.8 million, and a decrease in accounts receivable of $7.8 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the three months ended May 4, 2024, net cash used in investing activities was $69 million and was comprised of investments in retail stores, information technology and systems infrastructure of $66 million and additional contributions to our equity method investments of $2.7 million.

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

For the three months ended May 4, 2024, net cash used in financing activities was $8.9 million, primarily due to payments on term loans of $6.3 million and payments under finance lease agreements of $4.5 million. These cash outflows were partially offset by equity related transactions of $1.8 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets under construction. In addition, non-cash transactions consist of excise tax from share repurchases included in accounts payable and accrued expenses at period-end.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 43

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

Convertible Senior Notes

Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on the 2024 Notes.

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

We did not repurchase any shares of our common stock under the Share Repurchase Program during the three months ended May 4, 2024. As of May 4, 2024, $201 million remains available for future share repurchases under the Share Repurchase Program.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 44

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

Reasonably Certain Lease Term

Incremental Borrowing Rate

Fair Value

Stock-Based Compensation—Performance-Based Awards

Variable Interest Entities

There have been no material changes to the critical accounting policies and estimates listed above from the disclosures included in the 2023 Form 10-K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2023 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements for a description of recently issued accounting standards that may impact our results in future reporting periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

There have been no significant changes in our exposures to market risk since February 3, 2024. Refer to Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our 2023 Form 10-K for a discussion on our exposures to market risk.

Interest Rate Risk

As described in our 2023 Form 10-K and as updated in Note 10—Credit Facilities of our condensed consolidated financial statements herein, our Term Loan Credit Agreement bears interest at variable rates and we are exposed to interest rate risk related to our outstanding debt. For every 100-basis point change in interest rates, our annual interest expense could change by approximately $24 million.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 45

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 4, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during our most recent fiscal quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2024 FIRST QUARTER FORM 10-Q | 46

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

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2023 Form 10-K. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

The risks described in our 2023 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

PART II. OTHER INFORMATION	2024 FIRST QUARTER FORM 10-Q | 47

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended May 4, 2024, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(2)
				(in millions)
February 4, 2024 to March 2, 2024	—	$—	—	$201
March 3, 2024 to April 6, 2024	433	$348.26	—	$201
April 7, 2024 to May 4, 2024	—	$—	—	$201
Total	433		—
(1)	Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under the Plans.
(2)	Reflects the dollar value of shares that may yet be repurchased under our Share Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1

During the three months ended May 4, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

PART II. OTHER INFORMATION	2024 FIRST QUARTER FORM 10-Q | 48

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.1*	Form of Restricted Stock Award Agreement under RH 2023 Stock Incentive Plan	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

* Indicates management contract or compensatory plan or arrangement.

PART II. OTHER INFORMATION	2024 FIRST QUARTER FORM 10-Q | 49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2024	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 13, 2024	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: June 13, 2024	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2024 FIRST QUARTER FORM 10-Q | 50