Form 10-Q
period 2024-08-03
RH
filed 2024-09-12
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of September 6, 2024, 18,482,697 shares of the registrant’s common stock were outstanding.

RH

2 | 2024 SECOND QUARTER FORM 10-Q	TABLE OF CONTENTS

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	AUGUST 3,	FEBRUARY 3,
	2024	2024

	(in thousands)
ASSETS
Cash and cash equivalents	$78,333	$123,688
Accounts receivable—net	66,644	55,058
Merchandise inventories	917,331	754,126
Prepaid expense and other current assets	156,975	169,030
Total current assets	1,219,283	1,101,902
Property and equipment—net	1,753,727	1,685,858
Operating lease right-of-use assets	624,641	625,801
Goodwill	140,997	141,033
Tradenames, trademarks and other intangible assets	76,243	75,927
Deferred tax assets	143,975	143,986
Equity method investments	130,790	128,668
Other non-current assets	286,740	240,722
Total assets	$4,376,396	$4,143,897
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$495,961	$366,585
Deferred revenue and customer deposits	302,526	282,812
Convertible senior notes due 2024—net	41,890	41,835
Operating lease liabilities	86,106	85,523
Other current liabilities	84,071	96,113
Total current liabilities	1,010,554	872,868
Asset based credit facility	25,000	—
Term loan B—net	1,911,519	1,919,885
Term loan B-2—net	468,363	468,696
Real estate loans—net	17,596	17,766
Non-current operating lease liabilities	573,204	576,166
Non-current finance lease liabilities	584,677	566,829
Deferred tax liabilities	8,540	8,442
Other non-current obligations	11,660	10,639
Total liabilities	4,611,113	4,441,291
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of August 3, 2024 and February 3, 2024	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,482,697 shares issued and outstanding as of August 3, 2024; 18,315,613 shares issued and outstanding as of February 3, 2024	2	2
Additional paid-in capital	321,214	287,806
Accumulated other comprehensive income (loss)	2,004	(1,938)
Accumulated deficit	(557,937)	(583,264)
Total stockholders’ deficit	(234,717)	(297,394)
Total liabilities and stockholders’ deficit	$4,376,396	$4,143,897

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(in thousands, except share and per share amounts)
Net revenues	$829,655	$800,479	$1,556,615	$1,539,641
Cost of goods sold	454,898	420,406	865,820	812,023
Gross profit	374,757	380,073	690,795	727,618
Selling, general and administrative expenses	278,630	228,733	540,005	477,038
Income from operations	96,127	151,340	150,790	250,580
Other expenses
Interest expense—net	59,262	44,422	116,034	84,238
Other (income) expense—net	(663)	(186)	502	(839)
Total other expenses	58,599	44,236	116,536	83,399
Income before taxes and equity method investments	37,528	107,104	34,254	167,181
Income tax expense	3,717	27,245	1,626	43,830
Income before equity method investments	33,811	79,859	32,628	123,351
Share of equity method investments loss—net	4,859	3,382	7,301	4,984
Net income	$28,952	$76,477	$25,327	$118,367
Weighted-average shares used in computing basic net income per share	18,458,207	20,960,329	18,391,331	21,503,090
Basic net income per share	$1.57	$3.65	$1.38	$5.50
Weighted-average shares used in computing diluted net income per share	19,961,610	22,727,560	19,949,657	23,242,585
Diluted net income per share	$1.45	$3.36	$1.27	$5.09

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(in thousands)
Net income	$28,952	$76,477	$25,327	$118,367
Net gain from foreign currency translation	5,227	3,380	3,942	5,675
Comprehensive income	$34,179	$79,857	$29,269	$124,042

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—May 4, 2024	18,342,797	$2	$300,189	$(3,223)	$(586,889)	—	$—	$(289,921)
Stock-based compensation	—	—	11,529	—	—	—	—	11,529
Issuance of restricted stock	3,829	—	—	—	—	—	—	—
Exercise of stock options	136,071	—	9,496	—	—	—	—	9,496
Net income	—	—	—	—	28,952	—	—	28,952
Comprehensive income	—	—	—	5,227	—	—	—	5,227
Balances—August 3, 2024	18,482,697	$2	$321,214	$2,004	$(557,937)	—	$—	$(234,717)

Balances—April 29, 2023	22,051,251	$2	$257,616	$(108)	$581,876	—	$—	$839,386
Stock-based compensation	—	—	8,538	—	—	—	—	8,538
Issuance of restricted stock	2,961	—	—	—	—	—	—	—
Exercise of stock options	40,599	—	4,272	—	—	—	—	4,272
Settlement of convertible senior notes	1,929	—	—	—	—	—	—	—
Repurchase of common stock—including excise tax	(3,698,887)	—	—	—	—	3,698,887	1,216,635	(1,216,635)
Retirement of treasury stock	—	—	(8,623)	—	(1,208,012)	(3,698,887)	(1,216,635)	—
Net income	—	—	—	—	76,477	—	—	76,477
Comprehensive income	—	—	—	3,380	—	—	—	3,380
Balances—July 29, 2023	18,397,853	$2	$261,803	$3,272	$(549,659)	—	$—	$(284,582)

6 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(Unaudited)

	SIX MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—February 3, 2024	18,315,613	$2	$287,806	$(1,938)	$(583,264)	—	$—	$(297,394)
Stock-based compensation	—	—	22,073	—	—	—	—	22,073
Issuance of restricted stock	7,829	—	—	—	—	—	—	—
Vested and delivered restricted stock units	817	—	(151)	—	—	—	—	(151)
Exercise of stock options	158,438	—	11,486	—	—	—	—	11,486
Net income	—	—	—	—	25,327	—	—	25,327
Comprehensive income	—	—	—	3,942	—	—	—	3,942
Balances—August 3, 2024	18,482,697	$2	$321,214	$2,004	$(557,937)	—	$—	$(234,717)

Balances—January 28, 2023	22,045,385	$2	$247,076	$(2,403)	$539,986	—	$—	$784,661
Stock-based compensation	—	—	18,718	—	—	—	—	18,718
Issuance of restricted stock	2,961	—	—	—	—	—	—	—
Vested and delivered restricted stock units	847	—	(96)	—	—	—	—	(96)
Exercise of stock options	45,616	—	4,728	—	—	—	—	4,728
Settlement of convertible senior notes	1,931	—	—	—	—	—	—	—
Repurchase of common stock—including excise tax	(3,698,887)	—	—	—	—	3,698,887	(1,216,635)	(1,216,635)
Retirement of treasury stock	—	—	(8,623)	—	(1,208,012)	(3,698,887)	1,216,635	—
Net income	—	—	—	—	118,367	—	—	118,367
Comprehensive income	—	—	—	5,675	—	—	—	5,675
Balances—July 29, 2023	18,397,853	$2	$261,803	$3,272	$(549,659)	—	$—	$(284,582)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,327	$118,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,084	55,906
Non-cash operating lease cost	48,358	38,858
Stock-based compensation expense	22,073	18,718
Asset impairments	776	2,894
Non-cash finance lease interest expense	15,329	17,280
Deferred income taxes	—	43,717
Share of equity method investments loss—net	7,301	4,984
Other non-cash items	4,366	4,454
Change in assets and liabilities:
Accounts receivable	(11,563)	5,332
Merchandise inventories	(162,577)	64,848
Prepaid expense and other assets	6,219	(24,680)
Landlord assets under construction—net of tenant allowances	(17,461)	(13,959)
Accounts payable and accrued expenses	122,657	(32,205)
Deferred revenue and customer deposits	19,632	5,216
Other current liabilities	(13,509)	(2,315)
Current and non-current operating lease liabilities	(48,383)	(41,654)
Other non-current obligations	(14,323)	(17,406)
Net cash provided by operating activities	67,306	248,355
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(115,340)	(81,596)
Equity method investments	(9,423)	(33,727)
Net cash used in investing activities	(124,763)	(115,323)

8 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	SIX MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	25,000	—
Repayments under term loans	(12,500)	(12,500)
Repayments under real estate loans	(16)	(13)
Repayments under promissory and equipment security notes	—	(1,160)
Repayments of convertible senior notes	—	(1,696)
Principal payments under finance lease agreements—net of tenant allowances	(11,957)	(5,454)
Repurchases of common stock—inclusive of excise taxes paid	—	(1,208,290)
Proceeds from exercise of stock options	11,486	4,728
Tax withholdings related to issuance of stock-based awards	(151)	(96)
Net cash provided by (used in) financing activities	11,862	(1,224,481)
Effects of foreign currency exchange rate translation on cash	240	271
Net decrease in cash and cash equivalents and restricted cash	(45,355)	(1,091,178)
Cash and cash equivalents and restricted cash
Beginning of period—cash and cash equivalents	123,688	1,508,101
Beginning of period—restricted cash	—	3,662
Beginning of period—cash and cash equivalents and restricted cash	$123,688	$1,511,763
End of period—cash and cash equivalents	78,333	417,047
End of period—restricted cash	—	3,538
End of period—cash and cash equivalents and restricted cash	$78,333	$420,585
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$38,654	$25,140
Landlord asset additions in accounts payable and accrued expenses at period-end	12,530	2,863
Excise tax from share repurchases in accounts payable and accrued expenses at period-end	11,988	12,045

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 9

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

As of August 3, 2024, we operated a total of 72 RH Galleries and 39 RH Outlet stores, one RH Guesthouse and 14 Waterworks Showrooms throughout the United States and Canada as well as in the United Kingdom, Germany, Belgium and Spain. We also have sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of August 3, 2024, and the results of operations for the three and six months ended August 3, 2024 and July 29, 2023. Our current fiscal year, which consists of 52 weeks, ends on February 1, 2025 (“fiscal 2024”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three and six months ended August 3, 2024. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the “2023 Form 10-K”).

The results of operations for the three and six months ended August 3, 2024, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year.

10 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards or Updates Not Yet Adopted

Segment Reporting: Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07—Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. We are currently assessing the impact that adopting this ASU will have on our condensed consolidated financial statements.

Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09—Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact that adopting this ASU will have on our condensed consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	AUGUST 3,	FEBRUARY 3,
	2024	2024

	(in thousands)
Vendor deposits	$28,196	$26,409
Prepaid expenses	27,318	42,089
Capitalized catalog costs	25,866	27,856
Federal and state tax receivable	18,075	20,441
Value added tax (VAT) receivable	7,748	6,532
Tenant allowance receivable	7,701	8,220
Right of return asset for merchandise	5,750	5,011
Promissory notes receivable, including interest(1)	3,261	3,292
Other current assets	33,060	29,180
Total prepaid expense and other current assets	$156,975	$169,030
(1)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs (as defined below). Refer to Note 5—Variable Interest Entities.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 11

Other non-current assets consist of the following:

	AUGUST 3,	FEBRUARY 3,
	2024	2024

	(in thousands)
Landlord assets under construction—net of tenant allowances	$160,690	$118,897
Initial direct costs prior to lease commencement	72,705	66,333
Capitalized cloud computing costs—net(1)	24,693	22,646
Other deposits	7,502	7,913
Vendor deposits—non-current	5,388	8,862
Deferred financing fees	2,016	2,520
Other non-current assets	13,746	13,551
Total other non-current assets	$286,740	$240,722
(1)	Presented net of accumulated amortization of $24 million and $19 million as of August 3, 2024 and February 3, 2024, respectively.

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks consists of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
February 3, 2024	$141,033	$58,927	$—	$17,000
Additions	—	316	—	—
Foreign currency translation	(36)	—	—	—
August 3, 2024	$140,997	$59,243	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

12 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

The carrying amounts and classification of the Member LLCs’ assets and liabilities included in the condensed consolidated balance sheets were as follows:

	AUGUST 3,	FEBRUARY 3,
	2024	2024

	(in thousands)
ASSETS
Cash and cash equivalents	$9,349	$8,918
Prepaid expense and other current assets	1,197	1,876
Total current assets	10,546	10,794
Property and equipment—net(1)	271,210	256,523
Other non-current assets	7	6
Total assets	$281,763	$267,323
LIABILITIES
Accounts payable and accrued expenses	$2,940	$8,735
Other current liabilities	304	1,041
Total current liabilities	3,244	9,776
Real estate loans—net(2)	17,596	17,766
Other non-current obligations	960	947
Total liabilities	$21,800	$28,489
(1)	Includes $53 million and $77 million of construction in progress as of August 3, 2024 and February 3, 2024, respectively.
(2)	Real estate loans are secured by the assets of each respective Member LLC and the associated creditors do not have recourse against RH’s general assets. Excludes $0.3 million and $0.1 million of current obligations related to such loans that are included in other current liabilities on the condensed consolidated balance sheets as of August 3, 2024 and February 3, 2024, respectively.

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

Equity Method Investments

Equity method investments primarily represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs”) that were formed for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. As of August 3, 2024, we have made capital contributions of approximately $146 million to the Aspen LLCs. Additionally, Waterworks has membership interests in two European entities that are equity method investments.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 13

Our maximum exposure to loss is the carrying value of each of the equity method investments as of August 3, 2024. During the three and six months ended August 3, 2024 and July 29, 2023, we did not receive any distributions or have any undistributed earnings of equity method investments.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	AUGUST 3,	FEBRUARY 3,
	2024	2024

	(in thousands)
Accounts payable	$293,810	$192,345
Accrued compensation	50,875	43,840
Accrued occupancy	29,212	29,144
Accrued sales and use tax	28,917	26,823
Accrued freight and duty	18,650	14,333
Accrued legal settlements(1)	16,645	16,704
Excise tax payable on share repurchases	11,988	11,988
Accrued professional fees	8,905	5,754
Accrued legal contingencies(1)	2,237	2,795
Other accrued expenses	34,722	22,859
Total accounts payable and accrued expenses	$495,961	$366,585
(1)	Refer to Note 16—Commitments and Contingencies.

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

14 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other current liabilities consist of the following:

	AUGUST 3,	FEBRUARY 3,
	2024	2024

	(in thousands)
Current portion of term loans	$25,000	$25,000
Allowance for sales returns	21,906	19,588
Unredeemed gift card and merchandise credit liability	17,992	24,720
Finance lease liabilities	15,755	14,668
Other current liabilities	3,418	12,137
Total other current liabilities	$84,071	$96,113

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of August 3, 2024 will be recognized within the next six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended August 3, 2024 and July 29, 2023, we recognized $4.3 million and $5.3 million, respectively, of revenue related to previous deferrals related to our gift cards. During the six months ended August 3, 2024 and July 29, 2023, we recognized $10 million and $11 million, respectively, of revenue related to previous deferrals related to our gift cards. We expect that approximately 75 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

Supplier Finance Program

We facilitate a voluntary supply chain financing program (the “Financing Program”) with a third-party financial institution (the “Bank”) to provide participating suppliers with the opportunity to receive early payment on invoices, net of a discount charged to the supplier by the Bank. As of August 3, 2024 and February 3, 2024, supplier invoices that have been confirmed as valid under the Financing Program included in accounts payable and accrued expenses on the condensed consolidated balance sheets were $49 million and $28 million, respectively.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	AUGUST 3,	FEBRUARY 3,
	2024	2024

	(in thousands)
Unrecognized tax benefits	$3,733	$3,633
Other non-current obligations	7,927	7,006
Total other non-current obligations	$11,660	$10,639

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 15

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(in thousands)
Operating lease cost(1)	$33,357	$27,454	$66,238	$53,754
Finance lease costs
Amortization of leased assets(1)	12,913	13,641	25,318	27,345
Interest on lease liabilities(2)	7,922	8,794	15,329	17,280
Variable lease costs(3)	6,478	5,997	13,121	12,165
Sublease income(4)	(1,179)	(1,420)	(2,333)	(2,966)
Total lease costs—net	$59,491	$54,466	$117,673	$107,578
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy.
(2)	Included in interest expense—net on the condensed consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $3.6 million and $3.7 million for the three months ended August 3, 2024 and July 29, 2023, respectively, and $7.5 million and $7.6 million for the six months ended August 3, 2024 and July 29, 2023, respectively, as well as charges associated with common area maintenance of $2.9 million and $2.3 million for the three months ended August 3, 2024 and July 29, 2023, respectively, and $5.6 million and $4.6 million for the six months ended August 3, 2024 and July 29, 2023, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

16 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Lease right-of-use assets and lease liabilities consist of the following:

		AUGUST 3,	FEBRUARY 3,
		2024	2024

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$624,641	$625,801
Finance leases(1)(2)(3)	Property and equipment—net	877,301	836,814
Total lease right-of-use assets		$1,501,942	$1,462,615
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$86,106	$85,523
Finance leases	Other current liabilities	15,755	14,668
Total lease liabilities—current		101,861	100,191
Non-current
Operating leases	Non-current operating lease liabilities	573,204	576,166
Finance leases	Non-current finance lease liabilities	584,677	566,829
Total lease liabilities—non-current		1,157,881	1,142,995
Total lease liabilities		$1,259,742	$1,243,186
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $293 million and $268 million as of August 3, 2024 and February 3, 2024, respectively.
(3)	Includes $36 million and $37 million as of August 3, 2024 and February 3, 2024, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 5—Variable Interest Entities.
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 17

The maturities of lease liabilities are as follows as of August 3, 2024:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2024	$53,793	$20,615	$74,408
2025	124,837	50,533	175,370
2026	116,388	51,300	167,688
2027	109,207	52,107	161,314
2028	75,534	51,292	126,826
2029	63,793	50,799	114,592
Thereafter	339,049	745,649	1,084,698
Total lease payments(1)(2)	882,601	1,022,295	1,904,896
Less—imputed interest(3)	(223,291)	(421,863)	(645,154)
Present value of lease liabilities	$659,310	$600,432	$1,259,742
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $727 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of August 3, 2024, of which $14 million, $40 million, $38 million, $40 million, $41 million and $44 million will be paid in the remainder of fiscal 2024, fiscal 2025, fiscal 2026, fiscal 2027, fiscal 2028 and fiscal 2029, respectively, and $510 million will be paid subsequent to fiscal 2029.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	SIX MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	8.9	8.1
Finance leases	19.7	21.5
Weighted-average discount rate
Operating leases	5.5%	4.3%
Finance leases	5.3%	5.3%

18 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other information related to leases consists of the following:

	SIX MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(64,645)	$(53,745)
Operating cash flows from finance leases	(15,329)	(17,280)
Financing cash flows from finance leases—net(1)	(11,957)	(5,454)
Total cash outflows from leases	$(91,931)	$(76,479)
Non-cash transactions:
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases	$45,747	$45,219
Finance leases	28,278	750
Reclassification from other non-current assets to finance lease right-of-use assets	38,182	—

(1)	Represents the principal portion of lease payments, partially offset by tenant allowances received subsequent to lease commencement of $2.4 million for the six months ended July 29, 2023. No such amounts were received from landlords during the six months ended August 3, 2024.

NOTE 9—CONVERTIBLE SENIOR NOTES

In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes”, the “Convertible Senior Notes” or the “Notes”). The outstanding balances under the 2024 Notes were as follows:

	AUGUST 3,			FEBRUARY 3,
	2024			2024
		UNAMORTIZED			UNAMORTIZED
		DEBT	NET		DEBT	NET
	PRINCIPAL	ISSUANCE	CARRYING	PRINCIPAL	ISSUANCE	CARRYING
	AMOUNT	COST	AMOUNT	AMOUNT	COST	AMOUNT

(in thousands)
Convertible senior notes due 2024	$41,904	$(14)	$41,890	$41,904	$(69)	$41,835

$350 million 0.00% Convertible Senior Notes due 2024

Prior to June 15, 2024, the 2024 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2022. However, this condition was not met for the calendar quarter ended June 30, 2022 through the calendar quarter ended June 30, 2023, but was met for the calendar quarter ended September 30, 2023. This condition was not met for the calendar quarters ended December 31, 2023 or March 31, 2024. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances. There have been no conversions as of August 3, 2024.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 19

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

The remaining liability for the 2024 Notes is classified as a current obligation on our condensed consolidated balance sheets as of August 3, 2024 since the settlement date of the outstanding 2024 Notes is in September 2024. The settlement of the outstanding 2024 Notes will be made, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock upon settlement.

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	AUGUST 3,				FEBRUARY 3,
	2024				2024
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(1)	6.69%	$25,000	$—	$25,000	$—	$—	$—
Term loan B(2)	7.96%	1,945,000	(13,481)	1,931,519	1,955,000	(15,115)	1,939,885
Term loan B-2(3)	8.69%	491,250	(17,887)	473,363	493,750	(20,054)	473,696
Total credit facilities		$2,461,250	$(31,368)	$2,429,882	$2,448,750	$(35,169)	$2,413,581
(1)	Deferred financing fees associated with the asset based credit facility as of August 3, 2024 and February 3, 2024 were $2.0 million and $2.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit.
(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,925 million and $1,935 million were included in term loan—net on the condensed consolidated balance sheets as of August 3, 2024 and February 3, 2024, respectively, and $20 million was included in other current liabilities on the condensed consolidated balance sheets as of both August 3, 2024 and February 3, 2024.
(3)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $486 million and $489 million were included in term loan B-2—net on the condensed consolidated balance sheets as of August 3, 2024 and February 3, 2024, respectively, and $5.0 million was included in other current liabilities on the condensed consolidated balance sheets as of both August 3, 2024 and February 3, 2024.

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

20 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of August 3, 2024, RHI was in compliance with the FCCR Covenant.

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

As of August 3, 2024, RHI had $25 million in outstanding borrowings and $499 million of availability under the revolving line of credit, net of $45 million in outstanding letters of credit. As a result of the FCCR Covenant that limits the last 10% of borrowing availability, actual incremental borrowing available to RHI and the other affiliated parties under the revolving line of credit would be $439 million as of August 3, 2024.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 21

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

22 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

The estimated fair value and carrying value of the 2024 Notes, the Term Loan Credit Agreement and the real estate loans were as follows:

	AUGUST 3,		FEBRUARY 3,
	2024		2024
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2024	$41,485	$41,904	$39,879	$41,904
Term loan B	1,821,006	1,945,000	1,917,715	1,955,000
Term loan B-2	469,144	491,250	490,545	493,750
Real estate loans	17,757	17,950	17,425	17,966
(1)	The principal carrying value of the 2024 Notes excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third-party offering costs, as applicable. The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The real estate loans represent the outstanding principal balance and exclude debt issuance costs.

The fair value of the 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2). As of August 3, 2024, the fair values of the Term Loan B and Term Loan B-2 were derived from observable bid prices (Level 1). As of February 3, 2024, the fair values of the Term Loan B and Term Loan B-2 were derived from discounted cash flows using risk-adjusted rates (Level 2). The fair values of the real estate loans were derived from discounted cash flows using risk-adjusted rates (Level 2).

NOTE 12—INCOME TAXES

Our income tax expense and effective tax rates were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(dollars in thousands)
Income tax expense	$3,717	$27,245	$1,626	$43,830
Effective tax rate	11.4%	26.3%	6.0%	27.0%

The decrease in our effective tax rates for the three and six months ended August 3, 2024 compared to the three and six months ended July 29, 2023 is primarily attributable to higher net excess tax benefits from stock-based compensation year over year.

As of August 3, 2024, we had $3.2 million of unrecognized tax benefits, of which $2.6 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of August 3, 2024, we had $0.2 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 23

In October 2017, we filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit was recorded at the time due to the technical nature and amount of the refund claim. As of the first quarter of fiscal 2024, we are no longer appealing this refund claim and have reversed the receivable and related reserve.

The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted, changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. To mitigate the administrative burden for multinational enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor.” We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the three and six months ended August 3, 2024. We will continue to evaluate the impact of these tax law changes in future reporting periods.

NOTE 13—NET INCOME PER SHARE

The weighted-average shares used for net income per share are presented in the table below.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023
Weighted-average shares—basic	18,458,207	20,960,329	18,391,331	21,503,090
Effect of dilutive stock-based awards	1,305,180	1,564,678	1,360,103	1,534,731
Effect of dilutive convertible senior notes	198,223	202,553	198,223	204,764
Weighted-average shares—diluted	19,961,610	22,727,560	19,949,657	23,242,585

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023
Options	1,947,762	1,283,437	1,776,005	1,196,603
Restricted stock units	11,890	15,310	12,268	16,002
Convertible senior notes	—	—	—	—

NOTE 14—SHARE REPURCHASE PROGRAM AND SHARE RETIREMENT

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program. On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). We did not repurchase any shares of our common stock under the Share Repurchase Program during the three or six months ended August 3, 2024. As of August 3, 2024, $201 million remains available for future share repurchases under this program.

24 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

In the three and six months ended July 29, 2023, we repurchased 3,698,887 shares of our common stock under the Share Repurchase Program at an average price of $325.65 per share, for an aggregate repurchase amount of approximately $1,205 million. In addition, we recorded $12 million of excise taxes payable related to the share repurchase activity during the three and six months ended July 29, 2023, which is recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets. We had $12 million of excise taxes payable as of both August 3, 2024 and February 3, 2024.

Share Retirement

In the three and six months ended July 29, 2023, we retired 3,698,887 shares of common stock related to shares we repurchased under the Share Repurchase Program. As a result of this retirement, we reclassified a total of $8.6 million and $1,208 million from treasury stock to additional paid-in capital and retained earnings (accumulated deficit), respectively, on the condensed consolidated statements of stockholders’ equity (deficit) as of and for the three and six months ended July 29, 2023.

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

As of August 3, 2024, there were a total of 2,206,463 shares issuable under the 2023 Stock Incentive Plan. Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Plans increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares.

Stock Options Under the Plans

A summary of options outstanding, vested or expected to vest, and exercisable as of August 3, 2024 was as follows:

		WEIGHTED	WEIGHTED	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding	3,881,295	$206.36	5.6	$347
Options vested or expected to vest	3,503,891	$199.66	5.3	$341
Options exercisable	2,477,618	$172.44	4.2	$313

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 25

Stock-based compensation expense, which is included in selling, general and administrative expenses on the condensed consolidated statements of income, was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(in thousands)
Stock-based compensation expense(1)	$11,529	$8,538	$22,073	$18,718
(1)	On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the Stock Incentive Plan. The option will result in aggregate non-cash stock compensation expense of $174 million. Amounts presented include $0.9 million and $2.0 million in the three months ended August 3, 2024 and July 29, 2023, respectively, and $2.8 million and $5.6 million in the six months ended August 3, 2024 and July 29, 2023, respectively, related to Mr. Friedman’s option.

No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

As of August 3, 2024, the total unrecognized compensation expense and weighted average remaining term was as follows:

	UNRECOGNIZED	WEIGHTED
	STOCK BASED	AVERAGE
	COMPENSATION	REMAINING TERM
	(in thousands)	(in years)
Unvested options(1)	$141,217	5.2
Unvested restricted stock and restricted stock units	6,108	2.6
Total	$147,325
(1)	Excludes the remaining unrecognized compensation expense of $2.6 million related to the fully vested option grant made to Mr. Friedman in October 2020, which will be recognized on an accelerated basis through May 2025.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of August 3, 2024.

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

Certain legal proceedings that we currently face involve various class-action allegations, including cases related to our employment practices, the application of state wage-and-hour laws, product liability and other causes of action. We have faced similar litigation in the past. Due to the inherent difficulty of predicting the course of legal actions related to complex legal matters, including class-action allegations, such as the eventual scope, duration or outcome, we may be unable to estimate the amount or range of any potential loss that could result from an unfavorable outcome arising from such matters. Our assessment of these legal proceedings, as well as other lawsuits, could change based upon the discovery of facts that are not presently known or developments during the course of the litigation. We have settled certain class action and other cases, but continue to defend a variety of legal actions and our estimates of our exposure in such cases may evolve over time. Accordingly, the ultimate costs to resolve litigation, including class action cases, may be substantially higher or lower than our estimates.

26 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Although we are self-insured or maintain deductibles in the United States for workers’ compensation, general liability and product liability up to predetermined amounts, above which third-party insurance applies, depending on the facts and circumstances of the underlying claims, coverage under these or other of our insurance policies may not be available. We may elect not to renew certain insurance coverage or renewal of coverage may not be available or may be prohibitively expensive. Even if we believe coverage does apply under our insurance programs, our insurance carriers may dispute coverage based on the underlying facts and circumstances.

The outcome of any contingencies, including lawsuits, claims, investigations and other legal proceedings, could result in unexpected expenses and liability that could adversely affect our operations. In addition, any legal proceedings in which we are involved or claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of our senior leadership team’s time, result in the diversion of significant operational resources, and require changes to our business operations, policies and practices. Legal costs related to such matters are expensed as incurred.

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

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and to allocate resources. Operating income is defined as net income before interest expense—net, other (income) expense—net, income tax expense and our share of equity method investments loss—net. Segment operating income excludes (i) legal settlements, (ii) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020 and (iii) severance costs associated with a reorganization. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 27

The following table presents segment operating income and a reconciliation to income from operations and income before income taxes and equity method investments:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(in thousands)
Operating income:
RH Segment	$90,527	$153,369	$131,958	$257,090
Waterworks	6,461	7,995	12,265	14,666
Total segment operating income	96,988	161,364	144,223	271,756
Legal settlements—net	—	(8,000)	9,375	(8,000)
Non-cash compensation	(861)	(2,024)	(2,808)	(5,555)
Reorganization related costs	—	—	—	(7,621)
Income from operations	96,127	151,340	150,790	250,580
Interest expense—net	59,262	44,422	116,034	84,238
Other (income) expense—net	(663)	(186)	502	(839)
Income before taxes and equity method investments	$37,528	$107,104	$34,254	$167,181

The following tables present selected statements of income metrics for our segments, including disaggregated net revenues:

	THREE MONTHS ENDED
	AUGUST 3,			JULY 29,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$780,925	$48,730	$829,655	$753,550	$46,929	$800,479
Gross profit	348,624	26,133	374,757	354,425	25,648	380,073
Depreciation and amortization	30,618	1,639	32,257	26,828	1,308	28,136

	SIX MONTHS ENDED
	AUGUST 3,			JULY 29,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$1,457,991	$98,624	$1,556,615	$1,444,066	$95,575	$1,539,641
Gross profit	638,432	52,363	690,795	676,009	51,609	727,618
Depreciation and amortization	60,001	3,083	63,084	53,253	2,653	55,906

In the three months ended August 3, 2024 and July 29, 2023, the Real Estate segment share of equity method investments loss was $3.9 million and $3.4 million, respectively. In the six months ended August 3, 2024 and July 29, 2023, the Real Estate segment share of equity method investments loss was $6.7 million and $5.0 million, respectively. Our share of income from equity method investments for the Waterworks segment was immaterial in all fiscal periods presented.

28 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The following table presents selected balance sheet metrics for our segments:

	AUGUST 3,				FEBRUARY 3,
	2024				2024
	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$140,997	$—	$—	$140,997	$141,033	$—	$—	$141,033
Tradenames, trademarks and other intangible assets(2)	59,243	17,000	—	76,243	58,927	17,000	—	75,927
Equity method investments(3)	—	3,011	127,779	130,790	—	3,609	125,059	128,668
Total assets	4,022,273	189,535	164,588	4,376,396	3,798,572	183,804	161,521	4,143,897
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	The Waterworks segment balance represents membership interests in two European entities, whereby we hold a 50 percent membership interest in one entity and an approximately 25 percent membership interest in the other, and we are not the primary beneficiary of these VIEs.

We sell furniture and non-furniture products. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as our hospitality operations. Net revenues in each category were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(in thousands)
Furniture	$593,814	$560,602	$1,099,085	$1,056,993
Non-furniture	235,841	239,877	457,530	482,648
Total net revenues	$829,655	$800,479	$1,556,615	$1,539,641

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of August 3, 2024, we operated four retail locations in Canada, two retail locations and one outlet in the United Kingdom, two retail locations in Germany, one retail location in Belgium and one retail location in Spain. Geographic revenues generated outside of the United States were not material in any fiscal period presented.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 29

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

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three and six months ended August 3, 2024, and a comparison to the three and six months ended July 29, 2023. The discussion related to cash flows for the six months ended July 29, 2023, has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended July 29, 2023, filed with the Securities and Exchange Commission (“SEC”) on September 7, 2023.

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

30 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, may not be short term and may recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled Risk Factors in our 2023 Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2024 and in our 2023 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States and Canada as well as in the United Kingdom, Germany, Belgium and Spain and have an integrated RH Hospitality experience in 18 of our Design Gallery locations, which includes restaurants and wine bars.

We have recently undertaken efforts to introduce the most prolific collection of new products in our history, with a substantial number of new furniture and upholstery collections across RH Interiors, RH Contemporary, RH Modern, RH Outdoor, RH Baby & Child and RH TEEN. These new collections reflect a level of design and quality inaccessible in our current market, and a value proposition that we believe will be disruptive across multiple markets.

As of August 3, 2024, we operated the following number of locations:

COUNT
RH
Design Galleries	35
Legacy Galleries	33
Modern Gallery	1
Baby & Child and TEEN Galleries	3
Total Galleries	72
Outlets	39
Guesthouse	1
Waterworks Showrooms	14

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 31

Business Conditions

While we experienced increased demand for our products during the pandemic, recently there have been significant shifts in consumer spending away from home furnishings. The demand for home furnishings has decreased since the reopening of the economy after the peak of the pandemic and consumption patterns have shifted into other areas, such as travel and leisure. Our business has also been negatively affected by macroeconomic conditions, including substantially higher interest rates and mortgage rates, volatility in the global financial markets and the slowdown in the luxury home market as well as other negative factors related to the effects of lingering higher inflation and increased costs, including higher construction expenses. Our expectation is that these factors, which have contributed to the slowdown in demand in our business, will moderate in the future when the housing market rebounds, and we believe we have positioned the business to take advantage of any improvements in macroeconomic factors.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors.

Strategic Initiatives

We are in the process of implementing a number of significant business initiatives that have had, and will continue to have, an impact on our results of operations. As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the short term and may amplify fluctuations in our growth rates from quarter to quarter. Delays in the rate of opening new Galleries and pursuit of our international expansion have resulted in delays in the corresponding increase in net revenues that we experience as new Design Galleries are introduced. In addition, we anticipate that our net revenues, adjusted net income and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

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

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity has enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Contemporary, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. With the launch of the RH Interiors and RH Contemporary Sourcebooks in 2023, as well as the launch of the RH Outdoor, RH Modern and RH Interiors Sourcebooks in 2024, we have begun the introduction of the most prolific collection of new products in our history. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

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

32 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally. Our plans include launching a number of international locations in the United Kingdom and Europe, which began with the opening of RH England in June 2023, followed by RH Munich and RH Düsseldorf in November 2023, RH Brussels in March 2024, and RH Madrid in June 2024. We have also secured a number of other locations in various markets in the United Kingdom, continental Europe and Australia, including in Paris, London, Milan and Sydney.

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

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 33

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	AUGUST 3,	% OF NET	JULY 29,	% OF NET	AUGUST 3,	% OF NET	JULY 29,	% OF NET
	2024	REVENUES	2023	REVENUES	2024	REVENUES	2023	REVENUES

	(dollars in thousands)
Net revenues	$829,655	100.0%	$800,479	100.0%	$1,556,615	100.0%	$1,539,641	100.0%
Cost of goods sold	454,898	54.8	420,406	52.5	865,820	55.6	812,023	52.7
Gross profit	374,757	45.2	380,073	47.5	690,795	44.4	727,618	47.3
Selling, general and administrative expenses	278,630	33.6	228,733	28.6	540,005	34.7	477,038	31.0
Income from operations	96,127	11.6	151,340	18.9	150,790	9.7	250,580	16.3
Other expenses
Interest expense—net	59,262	7.2	44,422	5.5	116,034	7.5	84,238	5.5
Other (income) expense—net	(663)	(0.1)	(186)	—	502	—	(839)	(0.1)
Total other expenses	58,599	7.1	44,236	5.5	116,536	7.5	83,399	5.4
Income before taxes and equity method investments	37,528	4.5	107,104	13.4	34,254	2.2	167,181	10.9
Income tax expense	3,717	0.4	27,245	3.4	1,626	0.1	43,830	2.9
Income before equity method investments	33,811	4.1	79,859	10.0	32,628	2.1	123,351	8.0
Share of equity method investments loss—net	4,859	0.6	3,382	0.4	7,301	0.5	4,984	0.3
Net income	$28,952	3.5%	$76,477	9.6%	$25,327	1.6%	$118,367	7.7%

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

34 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(in thousands)
Net income	$28,952	$76,477	$25,327	$118,367
Interest expense—net(1)	59,262	44,422	116,034	84,238
Other (income) expense—net(1)	(663)	(186)	502	(839)
Income tax expense(1)	3,717	27,245	1,626	43,830
Share of equity method investments loss—net(2)	4,859	3,382	7,301	4,984
Operating income	96,127	151,340	150,790	250,580
Legal settlements—net(3)	—	8,000	(9,375)	8,000
Non-cash compensation(4)	861	2,024	2,808	5,555
Reorganization related costs(5)	—	—	—	7,621
Adjusted operating income	$96,988	$161,364	$144,223	$271,756
(1)	Refer to discussion “Three Months Ended August 3, 2024 Compared to Three Months Ended July 29, 2023” and “Six Months Ended August 3, 2024 Compared to Six Months Ended July 29, 2023” below for a discussion of our results of operations for the three and six months ended August 3, 2024 and July 29, 2023.
(2)	Represents our proportionate share of the net loss of our equity method investments.
(3)	The adjustment in the six months ended August 3, 2024 represents favorable legal settlements received of $10 million, partially offset by costs incurred in connection with one of the matters. The adjustments in the three and six months ended July 29, 2023 represent legal settlements associated with class action litigation matters.
(4)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(5)	Represents severance costs and related payroll taxes associated with a reorganization.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 35

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(in thousands)
Net income	$28,952	$76,477	$25,327	$118,367
Adjustments pre-tax:
Legal settlements—net(1)	—	8,000	(9,375)	8,000
Non-cash compensation(1)	861	2,024	2,808	5,555
Reorganization related costs(1)	—	—	—	7,621
Subtotal adjusted items	861	10,024	(6,567)	21,176
Impact of income tax items(2)	(1,204)	(1,203)	76	(3,636)
Share of equity method investments loss—net(1)	4,859	3,382	7,301	4,984
Adjusted net income	$33,468	$88,680	$26,137	$140,891
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent. The adjustments for the three months ended August 3, 2024 and July 29, 2023 are based on adjusted tax rates of 12.8% and 24.3%, respectively. The adjustments for the six months ended August 3, 2024 and July 29, 2023 are based on adjusted tax rates of 5.6% and 25.2%, respectively.

36 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(in thousands)
Net income	$28,952	$76,477	$25,327	$118,367
Depreciation and amortization	32,257	28,136	63,084	55,906
Interest expense—net	59,262	44,422	116,034	84,238
Income tax expense	3,717	27,245	1,626	43,830
EBITDA	124,188	176,280	206,071	302,341
Non-cash compensation(1)	11,529	8,538	22,073	18,718
Share of equity method investments loss—net(2)	4,859	3,382	7,301	4,984
Capitalized cloud computing amortization(3)	2,694	1,923	5,165	3,772
Other (income) expense—net(2)	(663)	(186)	502	(839)
Legal settlements—net(2)	—	8,000	(9,375)	8,000
Reorganization related costs(2)	—	—	—	7,621
Adjusted EBITDA	$142,607	$197,937	$231,737	$344,597
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(3)	Represents amortization associated with capitalized cloud computing costs.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	SIX MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023

	(in thousands)
Capital expenditures	$115,340	$81,596
Landlord assets under construction—net of tenant allowances	17,461	13,959
Adjusted capital expenditures	$132,801	$95,555

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $2.4 million for the six months ended July 29, 2023, which are reflected as a reduction to principal payments under finance lease agreements within financing activities on the condensed consolidated statements of cash flows. No such amounts were received from landlords during the six months ended August 3, 2024.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 37

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	SIX MONTHS ENDED
	AUGUST 3,		JULY 29,
	2024		2023
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	84	1,378	81	1,286
RH Design Galleries:
Cleveland Design Gallery	1	33.1	—	—
Palo Alto Design Gallery	1	32.5	—	—
Brussels Design Gallery	1	27.7	—	—
Madrid Design Gallery	1	8.3	—	—
England Design Gallery	—	—	1	35.1
Indianapolis Design Gallery	—	—	(1)	(13.0)
RH Legacy Galleries:
Cleveland Legacy Gallery	(1)	(7.1)	—	—
Palo Alto Legacy Gallery	(1)	(6.1)	—	—
Indianapolis temporary Gallery	—	—	1	5.7
Detroit Legacy Gallery (relocation)	—	—	—	1.5
End of period	86	1,466	82	1,315
Total leased square footage at end of period(2)		2,020		1,791
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 89,000 square feet as of August 3, 2024 related to three owned retail locations and 35,000 square feet as of July 29, 2023 related to one owned retail location.

(2)	Total leased square footage includes approximately 142,000 square feet as of August 3, 2024 related to three owned retail locations and 56,000 square feet as of July 29, 2023 related to one owned retail location.

Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period, and were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 3,	JULY 29,	AUGUST 3,	JULY 29,
	2024	2023	2024	2023

	(in thousands)
Weighted-average leased square footage	2,003	1,765	1,969	1,747
Weighted-average leased selling square footage	1,455	1,299	1,429	1,292

38 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Three Months Ended August 3, 2024 Compared to Three Months Ended July 29, 2023

	THREE MONTHS ENDED
	AUGUST 3,			JULY 29,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$780,925	$48,730	$829,655	$753,550	$46,929	$800,479
Cost of goods sold	432,301	22,597	454,898	399,125	21,281	420,406
Gross profit	348,624	26,133	374,757	354,425	25,648	380,073
Selling, general and administrative expenses	258,958	19,672	278,630	211,080	17,653	228,733
Income from operations	$89,666	$6,461	$96,127	$143,345	$7,995	$151,340
(1)	The results for the Real Estate segment were immaterial in both the three months ended August 3, 2024 and July 29, 2023, thus, such results are presented within the RH Segment in each period. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.
(2)	RH Segment net revenues include outlet revenues of $64 million and $59 million for the three months ended August 3, 2024 and July 29, 2023, respectively.

Net revenues

Consolidated net revenues increased $29 million, or 3.6%, to $830 million in the three months ended August 3, 2024 compared to $800 million in the three months ended July 29, 2023.

RH Segment net revenues

RH Segment net revenues increased $27 million, or 3.6%, to $781 million in the three months ended August 3, 2024 compared to $754 million in the three months ended July 29, 2023. The below discussion highlights several significant factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended August 3, 2024 increased primarily due to higher revenue in our core business, driven by the introduction of new collections and the mailings of our RH Interiors and RH Modern Sourcebooks, and higher Contract revenue driven by an increase in completed projects. We also recognized higher hospitality revenue, due to new Gallery openings, including RH England, RH Indianapolis, RH Cleveland and RH Palo Alto, and higher outlet revenue.

Waterworks net revenues

Waterworks net revenues increased $1.8 million, or 3.8%, to $49 million in the three months ended August 3, 2024 compared to $47 million in the three months ended July 29, 2023.

Gross profit

Consolidated gross profit decreased $5.3 million, or 1.4%, to $375 million in the three months ended August 3, 2024 compared to $380 million in the three months ended July 29, 2023. As a percentage of net revenues, consolidated gross margin decreased 230 basis points to 45.2% of net revenues in the three months ended August 3, 2024 from 47.5% of net revenues in the three months ended July 29, 2023.

RH Segment gross profit

RH Segment gross profit decreased $5.8 million, or 1.6%, to $349 million in the three months ended August 3, 2024 compared to $354 million in the three months ended July 29, 2023. As a percentage of net revenues, RH Segment gross margin decreased 240 basis points to 44.6% of net revenues in the three months ended August 3, 2024 from 47.0% of net revenues in the three months ended July 29, 2023. The decrease in RH Segment gross margin was primarily attributable to a decrease in product margins in the core business driven by price adjustments, as well as a higher mix of, and discounts on, discontinued products. RH Segment experienced deleverage in occupancy costs year over year due to higher expenses related to our Galleries and supply chain in support of the continued global expansion in Europe.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 39

Waterworks gross profit

Waterworks gross profit was $26 million in both the three months ended August 3, 2024 and July 29, 2023. As a percentage of net revenues, Waterworks gross margin decreased 110 basis points to 53.6% of net revenues in the three months ended August 3, 2024 from 54.7% of net revenues in the three months ended July 29, 2023.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $50 million, or 21.8%, to $279 million in the three months ended August 3, 2024 compared to $229 million in the three months ended July 29, 2023.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $48 million, or 22.7%, to $259 million in the three months ended August 3, 2024 compared to $211 million in the three months ended July 29, 2023.

RH Segment selling, general and administrative expenses for the three months ended August 3, 2024 include amortization of non-cash compensation of $0.9 million related to an option grant made to Mr. Friedman in October 2020.

RH Segment selling, general and administrative expenses for the three months ended July 29, 2023 include legal settlements of $8.0 million and non-cash compensation of $2.0 million related to an option grant made to Mr. Friedman in October 2020.

RH Segment selling, general and administrative expenses would have been 33.0% and 26.6% of net revenues for the three months ended August 3, 2024 and July 29, 2023, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by incremental advertising costs of $33 million related to the mailings of the Spring 2024 RH Modern and Summer 2024 RH Interiors Sourcebooks as compared to limited mailings in the second quarter of 2023. Additionally, compensation and occupancy costs were higher year over year.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $2.0 million, or 11.4%, to $20 million in the three months ended August 3, 2024 compared to $18 million in the three months ended July 29, 2023. Waterworks selling, general and administrative expenses were 40.4% and 37.6% of net revenues for the three months ended August 3, 2024 and July 29, 2023, respectively.

Interest expense—net

Interest expense—net increased $15 million, or 33.4%, in the three months ended August 3, 2024 compared to the three months ended July 29, 2023, which consisted of the following in each period:

	THREE MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023

	(in thousands)
Term loan interest expense	$52,899	$50,435
Finance lease interest expense	7,922	8,794
Other interest expense	1,118	1,198
Capitalized interest for capital projects	(1,826)	(1,264)
Interest income	(851)	(14,741)
Total interest expense—net	$59,262	$44,422

40 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other income—net

Other income—net consisted of the following in each period:

	THREE MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023

	(in thousands)
Foreign exchange from transactions(1)	$190	$372
Foreign exchange from remeasurement of intercompany loans(2)	(853)	(558)
Other income—net	$(663)	$(186)
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense

	THREE MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023

	(dollars in thousands)
Income tax expense	$3,717	$27,245
Effective tax rate	11.4%	26.3%

The decrease in our effective tax rate for the three months ended August 3, 2024 compared to the three months ended July 29, 2023 is primarily attributable to higher net excess tax benefits from stock-based compensation year over year.

Six Months Ended August 3, 2024 Compared to Six Months Ended July 29, 2023

	SIX MONTHS ENDED
	AUGUST 3,			JULY 29,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$1,457,991	$98,624	$1,556,615	$1,444,066	$95,575	$1,539,641
Cost of goods sold	819,559	46,261	865,820	768,057	43,966	812,023
Gross profit	638,432	52,363	690,795	676,009	51,609	727,618
Selling, general and administrative expenses	503,107	36,898	540,005	440,095	36,943	477,038
Income from operations	$135,325	$15,465	$150,790	$235,914	$14,666	$250,580
(1)	The results for the Real Estate segment were immaterial in both the six months ended August 3, 2024 and July 29, 2023, thus, such results are presented within the RH Segment in each period. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.
(2)	RH Segment net revenues include outlet revenues of $126 million and $116 million for the six months ended August 3, 2024 and July 29, 2023, respectively.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 41

Net revenues

Consolidated net revenues increased $17 million, or 1.1%, to $1,557 million in the six months ended August 3, 2024 compared to $1,540 million in the six months ended July 29, 2023.

RH Segment net revenues

RH Segment net revenues increased $14 million, or 1.0%, to $1,458 million in the six months ended August 3, 2024 compared to $1,444 million in the six months ended July 29, 2023. The below discussion highlights several significant factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the six months ended August 3, 2024 increased primarily due to increased outlet revenue, increased hospitality revenue as a result of new Gallery openings, including RH England, RH Indianapolis, RH Cleveland and RH Palo Alto, as well as a slight increase in the combined core and Contract businesses due to the introduction of new collections, the mailings of our RH Interiors and RH Modern Sourcebooks and an increase in completed projects.

Waterworks net revenues

Waterworks net revenues increased $3.0 million, or 3.2%, to $99 million in the six months ended August 3, 2024 compared to $96 million in the six months ended July 29, 2023.

Gross profit

Consolidated gross profit decreased $37 million, or 5.1%, to $691 million in the six months ended August 3, 2024 compared to $728 million in the six months ended July 29, 2023. As a percentage of net revenues, consolidated gross margin decreased 290 basis points to 44.4% of net revenues in the six months ended August 3, 2024 from 47.3% of net revenues in the six months ended July 29, 2023.

RH Segment gross profit

RH Segment gross profit decreased $38 million, or 5.6%, to $638 million in the six months ended August 3, 2024 from $676 million in the six months ended July 29, 2023. As a percentage of net revenues, RH Segment gross margin decreased 300 basis points to 43.8% of net revenues in the six months ended August 3, 2024 from 46.8% of net revenues in the six months ended July 29, 2023. The decrease in RH Segment gross margin was primarily attributable to a decrease in product margins in the core business driven by price adjustments, as well as a higher mix of, and discounts on, discontinued products. RH Segment experienced deleverage in occupancy costs year over year due to higher expense related to our Galleries and supply chain in support of the continued global expansion in Europe.

Waterworks gross profit

Waterworks gross profit was $52 million in both the six months ended August 3, 2024 and July 29, 2023. As a percentage of net revenues, Waterworks gross margin decreased 90 basis points to 53.1% of net revenues in the six months ended August 3, 2024 from 54.0% of net revenues in the six months ended July 29, 2023.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $63 million, or 13.2%, to $540 million in the six months ended August 3, 2024 compared to $477 million in the six months ended July 29, 2023.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $63 million, or 14.3%, to $503 million in the six months ended August 3, 2024 compared to $440 million in the six months ended July 29, 2023.

RH Segment selling, general and administrative expenses for the six months ended August 3, 2024 include favorable net legal settlements of $6.2 million and non-cash compensation of $2.8 million related to an option grant made to Mr. Friedman in October 2020.

RH Segment selling, general and administrative expenses for the six months ended July 29, 2023 include legal settlements of $8.0 million, severance expense and other payroll related costs associated with a reorganization of $7.6 million and non-cash compensation of $5.6 million related to an option grant made to Mr. Friedman in October 2020.

42 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH Segment selling, general and administrative expenses would have been 34.7% and 29.0% of net revenues for the six months ended August 3, 2024 and July 29, 2023, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by incremental advertising costs of $48 million related to the increased circulation in connection with the mailing of the RH Outdoor Sourcebook in fiscal 2024, and mailings of the Spring 2024 RH Modern and Summer 2024 RH Interiors Sourcebooks with no comparative mailings in fiscal 2023. Additionally, compensation and occupancy costs were higher year over year.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses was $37 million in both the six months ended August 3, 2024 and July 29, 2023. Waterworks selling, general and administrative expenses were 37.4% and 38.7% of net revenues for the six months ended August 3, 2024 and July 29, 2023, respectively.

Waterworks selling, general and administrative expenses in the six months ended August 3, 2024 include $3.2 million related to a favorable legal settlement. Excluding the adjustment for the legal settlement, Waterworks selling, general and administrative expenses would have been 40.7% and 38.7% of net revenues for the six months ended August 3, 2024 and July 29, 2023, respectively.

Interest expense—net

Interest expense—net increased $32 million, or 37.7%, in the six months ended August 3, 2024 compared to the six months ended July 29, 2023, which consisted of the following in each period:

	SIX MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023

	(in thousands)
Term loan interest expense	$104,843	$98,228
Finance lease interest expense	15,329	17,280
Other interest expense	2,231	2,414
Capitalized interest for capital projects	(4,452)	(2,319)
Interest income	(1,917)	(31,365)
Total interest expense—net	$116,034	$84,238

Other (income) expense—net

Other (income) expense—net consisted of the following in each period:

	SIX MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023

	(in thousands)
Foreign exchange from transactions(1)	$1,138	$1,475
Foreign exchange from remeasurement of intercompany loans(2)	(636)	(2,314)
Other (income) expense—net	$502	$(839)
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 43

Income tax expense

	SIX MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023

	(dollars in thousands)
Income tax expense	$1,626	$43,830
Effective tax rate	6.0%	27.0%

The decrease in our effective tax rate for the six months ended August 3, 2024 compared to the six months ended July 29, 2023 is primarily attributable to significantly higher net excess tax benefits from stock-based compensation year over year.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	AUGUST 3,	FEBRUARY 3,
	2024	2024

	(in thousands)
Asset based credit facility	$25,000	$—
Term loan B(1)	1,945,000	1,955,000
Term loan B-2(1)	491,250	493,750
Convertible senior notes due 2024(1)	41,904	41,904
Notes payable for share repurchases	315	315
Total debt	$2,503,469	$2,490,969
Cash and cash equivalents	(78,333)	(123,688)
Total net debt(2)	$2,425,136	$2,367,281
Availability under the asset based credit facility—net(3)	$498,565	$447,693
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance cost.
(2)	Net debt as of both August 3, 2024 and February 3, 2024 excludes non-recourse real estate loans of $18 million as of both periods related to our consolidated variable interest entities from our joint venture activities. These real estate loans are secured by the assets of such entities and the associated creditors do not have recourse against RH’s general assets. Refer to Note 5—Variable Interest Entities in our condensed consolidated financial statements.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $45 million in outstanding letters of credit as of both August 3, 2024 and February 3, 2024.

44 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Credit Facilities and Debt Arrangements

We amended and restated the ABL Credit Agreement in July 2021, which provides an asset based credit facility with an initial availability of up to $600 million, of which $10 million is available to Restoration Hardware Canada, Inc., and includes a $300 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $900 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The accordion feature may be added as a first-in, last-out term loan facility. The ABL Credit Agreement further provides the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH if certain conditions set out in the ABL Credit Agreement are met. The maturity date of the asset based credit facility is July 29, 2026. As of August 3, 2024, we had $25 million outstanding under the asset based credit facility, which increased to $110 million as of September 6, 2024. The additional borrowings support our continued investments, including into inventory of new collections and existing collections, as well as capital expenditures for our Design Gallery expansion.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 45

We entered into a $2,000 million term debt financing in October 2021 (the “Term Loan B”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). Term Loan B has a maturity date of October 20, 2028. As of August 3, 2024, we had $1,945 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to Term Loan B.

In May 2022, we entered into an incremental term debt financing (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). Term Loan B-2 has a maturity date of October 20, 2028. Term Loan B-2 constitutes a separate class from the existing Term Loan B under the Term Loan Credit Agreement. As of August 3, 2024, we had $491 million outstanding under the Amended Term Loan Credit Agreement. We are required to make quarterly principal payments of $1.3 million with respect to Term Loan B-2.

Convertible Senior Notes

In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes,” the “Convertible Senior Notes” or the “Notes”).

As of August 3, 2024, we had $42 million remaining in aggregate principal amount of the 2024 Notes, which have a scheduled maturity in September 2024. We anticipate borrowing additional funds under the asset based credit facility to repay the principal amount of the 2024 Notes in cash with respect to any convertible notes for which the holders elect early conversion (if applicable), as well as upon maturity of the 2024 Notes in September 2024.

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the six months ended August 3, 2024, adjusted capital expenditures were $133 million in aggregate, net of cash received related to landlord tenant allowances of $7.7 million. We anticipate our adjusted capital expenditures to be $250 million to $300 million in fiscal 2024, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates, and we may make adjustments to our allocation of capital in fiscal 2024 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

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

46 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	SIX MONTHS ENDED
	AUGUST 3,	JULY 29,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$67,306	$248,355
Net cash used in investing activities	(124,763)	(115,323)
Net cash provided by (used in) financing activities	11,862	(1,224,481)
Net decrease in cash and cash equivalents and restricted cash	(45,355)	(1,091,178)
Cash and cash equivalents and restricted cash at end of period	78,333	420,585

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation and the effect of changes in working capital and other activities.

For the six months ended August 3, 2024, net cash provided by operating activities was $67 million and consisted of net income of $25 million and an increase in non-cash items of $161 million, partially offset by a change in working capital and other activities of $119 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $163 million, a decrease in operating lease liabilities of $48 million, a decrease in other current and non-current liabilities of $28 million, an increase in landlord assets under construction, net of tenant allowances, of $17 million and an increase in accounts receivable of $12 million. These uses of cash from working capital were partially offset by an increase of accounts payable and accrued expenses of $123 million, an increase of deferred revenue and customer deposits of $20 million and a decrease in prepaid expense and other assets of $6.2 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the six months ended August 3, 2024, net cash used in investing activities was $125 million and was comprised of investments in retail stores, information technology and systems infrastructure of $115 million and additional contributions to our equity method investments of $9.4 million.

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

For the six months ended August 3, 2024, net cash provided by financing activities was $12 million, primarily due to proceeds from borrowings under the asset based credit facility of $25 million and proceeds from the exercise of stock options of $11 million. These cash inflows were partially offset by payments on term loans of $13 million and net payments under finance lease agreements of $12 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets under construction. In addition, non-cash transactions consist of excise tax from share repurchases included in accounts payable and accrued expenses at period-end.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 47

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

We did not repurchase any shares of our common stock under the Share Repurchase Program during the six months ended August 3, 2024. As of August 3, 2024, $201 million remains available for future share repurchases under the Share Repurchase Program.

48 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Interest Rate Risk

As described in our 2023 Form 10-K and in Note 10—Credit Facilities of our condensed consolidated financial statements herein, our Term Loan Credit Agreement bears interest at variable rates and we are exposed to interest rate risk related to our outstanding debt. For every 100-basis point change in interest rates, our annual interest expense could change by $24 million.

PART I. FINANCIAL INFORMATION	2024 SECOND QUARTER FORM 10-Q | 49

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 3, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during our most recent fiscal quarter ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

50 | 2024 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

PART II. OTHER INFORMATION	2024 SECOND QUARTER FORM 10-Q | 51

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

There were no repurchases of our common stock during the three months ended August 3, 2024.

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(1)
				(in millions)
May 5, 2024 to June 1, 2024	—	$—	—	$201
June 2, 2024 to July 6, 2024	—	$—	—	$201
July 7, 2024 to August 3, 2024	—	$—	—	$201
Total	—		—
(1)	Reflects the dollar value of shares that may yet be repurchased under our Share Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1

During the three months ended August 3, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

52 | 2024 SECOND QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

PART II. OTHER INFORMATION	2024 SECOND QUARTER FORM 10-Q | 53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2024	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2024	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: September 12, 2024	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

54 | 2024 SECOND QUARTER FORM 10-Q	SIGNATURES