Form 10-Q
period 2024-11-02
RH
filed 2024-12-12
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

or

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

As of December 6, 2024, 18,602,848 shares of the registrant’s common stock were outstanding.

RH

INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of November 2, 2024 and February 3, 2024	3
	Condensed Consolidated Statements of Income (Loss) (Unaudited) for the three and nine months ended November 2, 2024 and October 28, 2023	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended November 2, 2024 and October 28, 2023	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the three and nine months ended November 2, 2024 and October 28, 2023	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended November 2, 2024 and October 28, 2023	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
Signatures		55

2 | 2024 THIRD QUARTER FORM 10-Q	TABLE OF CONTENTS

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	NOVEMBER 2,	FEBRUARY 3,
	2024	2024

	(in thousands)
ASSETS
Cash and cash equivalents	$87,012	$123,688
Accounts receivable—net	63,004	55,058
Merchandise inventories	978,553	754,126
Prepaid expense and other current assets	149,182	169,030
Total current assets	1,277,751	1,101,902
Property and equipment—net	1,797,308	1,685,858
Operating lease right-of-use assets	599,836	625,801
Goodwill	140,990	141,033
Tradenames, trademarks and other intangible assets	76,473	75,927
Deferred tax assets	138,574	143,986
Equity method investments	129,561	128,668
Other non-current assets	303,729	240,722
Total assets	$4,464,222	$4,143,897
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$411,832	$366,585
Deferred revenue and customer deposits	307,922	282,812
Convertible senior notes due 2024—net	—	41,835
Operating lease liabilities	88,221	85,523
Other current liabilities	88,292	96,113
Total current liabilities	896,267	872,868
Asset based credit facility	190,000	—
Term loan B—net	1,907,333	1,919,885
Term loan B-2—net	468,193	468,696
Real estate loans—net	17,519	17,766
Non-current operating lease liabilities	559,518	576,166
Non-current finance lease liabilities	588,766	566,829
Deferred tax liabilities	8,496	8,442
Other non-current obligations	11,139	10,639
Total liabilities	4,647,231	4,441,291
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of November 2, 2024 and February 3, 2024	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,600,291 shares issued and outstanding as of November 2, 2024; 18,315,613 shares issued and outstanding as of February 3, 2024	2	2
Additional paid-in capital	340,616	287,806
Accumulated other comprehensive income (loss)	1,142	(1,938)
Accumulated deficit	(524,769)	(583,264)
Total stockholders’ deficit	(183,009)	(297,394)
Total liabilities and stockholders’ deficit	$4,464,222	$4,143,897

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(in thousands, except share and per share amounts)
Net revenues	$811,732	$751,225	$2,368,347	$2,290,866
Cost of goods sold	450,392	410,775	1,316,212	1,222,798
Gross profit	361,340	340,450	1,052,135	1,068,068
Selling, general and administrative expenses	259,872	289,214	799,877	766,252
Income from operations	101,468	51,236	252,258	301,816
Other expenses
Interest expense—net	57,590	54,640	173,624	138,878
Other expense—net	27	5,305	529	4,466
Total other expenses	57,617	59,945	174,153	143,344
Income (loss) before income taxes and equity method investments	43,851	(8,709)	78,105	158,472
Income tax expense (benefit)	9,256	(9,215)	10,882	34,615
Income before equity method investments	34,595	506	67,223	123,857
Share of equity method investments loss—net	1,427	2,693	8,728	7,677
Net income (loss)	$33,168	$(2,187)	$58,495	$116,180
Weighted-average shares used in computing basic net income (loss) per share	18,534,815	18,371,545	18,439,159	20,459,241
Basic net income (loss) per share	$1.79	$(0.12)	$3.17	$5.68
Weighted-average shares used in computing diluted net income (loss) per share	19,981,011	18,371,545	19,960,108	22,207,813
Diluted net income (loss) per share	$1.66	$(0.12)	$2.93	$5.23

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(in thousands)
Net income (loss)	$33,168	$(2,187)	$58,495	$116,180
Net gain (loss) from foreign currency translation	(862)	(12,268)	3,080	(6,593)
Comprehensive income (loss)	$32,306	$(14,455)	$61,575	$109,587

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—August 3, 2024	18,482,697	$2	$321,214	$2,004	$(557,937)	—	$—	$(234,717)
Stock-based compensation	—	—	11,684	—	—	—	—	11,684
Issuance of restricted stock	8,000	—	—	—	—	—	—	—
Vested and delivered restricted stock units	192	—	(37)	—	—	—	—	(37)
Exercise of stock options	70,281	—	7,755	—	—	—	—	7,755
Settlement of convertible senior notes	39,121	—	—	—	—	—	—	—
Net income	—	—	—	—	33,168	—	—	33,168
Comprehensive loss	—	—	—	(862)	—	—	—	(862)
Balances—November 2, 2024	18,600,291	$2	$340,616	$1,142	$(524,769)	—	$—	$(183,009)

Balances—July 29, 2023	18,397,853	$2	$261,803	$3,272	$(549,659)	—	$—	$(284,582)
Stock-based compensation	—	—	9,820	—	—	—	—	9,820
Vested and delivered restricted stock units	196	—	(30)	—	—	—	—	(30)
Exercise of stock options	9,426	—	1,088	—	—	—	—	1,088
Repurchase of common stock—including excise tax	(189,078)	—	—	—	—	189,078	(45,055)	(45,055)
Retirement of treasury stock	—	—	(1,753)	—	(43,302)	(189,078)	45,055	—
Net loss	—	—	—	—	(2,187)	—	—	(2,187)
Comprehensive loss	—	—	—	(12,268)	—	—	—	(12,268)
Balances—October 28, 2023	18,218,397	$2	$270,928	$(8,996)	$(595,148)	—	$—	$(333,214)

6 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited)

	NINE MONTHS ENDED
	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—February 3, 2024	18,315,613	$2	$287,806	$(1,938)	$(583,264)	—	$—	$(297,394)
Stock-based compensation	—	—	33,757	—	—	—	—	33,757
Issuance of restricted stock	15,829	—	—	—	—	—	—	—
Vested and delivered restricted stock units	1,009	—	(188)	—	—	—	—	(188)
Exercise of stock options	228,719	—	19,241	—	—	—	—	19,241
Settlement of convertible senior notes	39,121	—	—	—	—	—	—	—
Net income	—	—	—	—	58,495	—	—	58,495
Comprehensive income	—	—	—	3,080	—	—	—	3,080
Balances—November 2, 2024	18,600,291	$2	$340,616	$1,142	$(524,769)	—	$—	$(183,009)

Balances—January 28, 2023	22,045,385	$2	$247,076	$(2,403)	$539,986	—	$—	$784,661
Stock-based compensation	—	—	28,538	—	—	—	—	28,538
Issuance of restricted stock	2,961	—	—	—	—	—	—	—
Vested and delivered restricted stock units	1,043	—	(126)	—	—	—	—	(126)
Exercise of stock options	55,042	—	5,816	—	—	—	—	5,816
Settlement of convertible senior notes	1,931	—	—	—	—	—	—	—
Repurchase of common stock—including excise tax	(3,887,965)	—	—	—	—	3,887,965	(1,261,690)	(1,261,690)
Retirement of treasury stock	—	—	(10,376)	—	(1,251,314)	(3,887,965)	1,261,690	—
Net income	—	—	—	—	116,180	—	—	116,180
Comprehensive loss	—	—	—	(6,593)	—	—	—	(6,593)
Balances—October 28, 2023	18,218,397	$2	$270,928	$(8,996)	$(595,148)	—	$—	$(333,214)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,495	$116,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,082	84,360
Non-cash operating lease cost	72,211	62,938
Stock-based compensation expense	33,757	28,538
Asset impairments	20,535	7,165
Non-cash finance lease interest expense	23,223	25,920
Deferred income taxes	5,399	40,884
Share of equity method investments loss—net	8,728	7,677
Other non-cash items	6,529	5,025
Change in assets and liabilities:
Accounts receivable	(7,917)	3,676
Merchandise inventories	(224,244)	81,166
Prepaid expense and other assets	13,084	(12,788)
Landlord assets under construction—net of tenant allowances	(33,032)	(18,617)
Accounts payable and accrued expenses	43,812	(2,859)
Deferred revenue and customer deposits	25,065	(22,735)
Other current liabilities	(9,974)	(541)
Current and non-current operating lease liabilities	(73,137)	(65,021)
Other non-current obligations	(22,747)	(24,796)
Net cash provided by operating activities	35,869	316,172
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(179,897)	(131,840)
Equity method investments	(9,620)	(34,321)
Net cash used in investing activities	(189,517)	(166,161)

8 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	190,000	—
Repayments under term loans	(18,750)	(18,750)
Repayments under real estate loans	(44)	(20)
Repayments under promissory and equipment security notes	—	(1,160)
Repayments of convertible senior notes	(41,904)	(1,696)
Principal payments under finance lease agreements—net of tenant allowances	(19,609)	(9,551)
Repurchases of common stock—inclusive of excise taxes paid	(11,988)	(1,252,899)
Proceeds from exercise of stock options	19,241	5,816
Tax withholdings related to issuance of stock-based awards	(188)	(126)
Net cash provided by (used in) financing activities	116,758	(1,278,386)
Effects of foreign currency exchange rate translation on cash	214	(733)
Net decrease in cash and cash equivalents and restricted cash	(36,676)	(1,129,108)
Cash and cash equivalents and restricted cash
Beginning of period—cash and cash equivalents	123,688	1,508,101
Beginning of period—restricted cash	—	3,662
Beginning of period—cash and cash equivalents and restricted cash	$123,688	$1,511,763
End of period—cash and cash equivalents	87,012	380,695
End of period—restricted cash	—	1,960
End of period—cash and cash equivalents and restricted cash	$87,012	$382,655
Non-cash transactions:
Property and equipment additions in accounts payable and accrued expenses at period-end	$48,186	$38,031
Landlord asset additions in accounts payable and accrued expenses at period-end	9,792	3,621
Excise tax from share repurchases in accounts payable and accrued expenses at period-end	—	12,491

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 9

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

As of November 2, 2024, we operated a total of 71 RH Galleries and 38 RH Outlet stores, one RH Guesthouse and 14 Waterworks Showrooms throughout the United States and Canada as well as in the United Kingdom, Germany, Belgium and Spain. We also have sourcing operations in Shanghai and Hong Kong.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of November 2, 2024, and the results of operations for the three and nine months ended November 2, 2024 and October 28, 2023. Our current fiscal year, which consists of 52 weeks, ends on February 1, 2025 (“fiscal 2024”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in our condensed consolidated financial statements as of and for the three and nine months ended November 2, 2024. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact our condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the “2023 Form 10-K”).

The results of operations for the three and nine months ended November 2, 2024, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year.

10 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Income Statement: Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This new guidance is designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts and qualitative descriptions of inventory purchases, employee compensation, depreciation and intangible asset amortization, among other requirements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. We are currently assessing the impact that adopting this ASU will have on our condensed consolidated financial statements.

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consist of the following:

	NOVEMBER 2,	FEBRUARY 3,
	2024	2024

	(in thousands)
Prepaid expenses	$23,878	$42,089
Capitalized catalog costs	23,258	27,856
Vendor deposits	19,544	26,409
Federal and state tax receivable	19,094	20,441
Tenant allowance receivable	13,111	8,220
Value added tax (VAT) receivable	10,510	6,532
Right of return asset for merchandise	5,880	5,011
Promissory notes receivable, including interest(1)	3,306	3,292
Other current assets	30,601	29,180
Total prepaid expense and other current assets	$149,182	$169,030
(1)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs (as defined below). Refer to Note 5—Variable Interest Entities.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 11

Other non-current assets consist of the following:

	NOVEMBER 2,	FEBRUARY 3,
	2024	2024

	(in thousands)
Landlord assets under construction—net of tenant allowances	$169,799	$118,897
Initial direct costs prior to lease commencement	79,954	66,333
Capitalized cloud computing costs—net(1)	25,609	22,646
Other deposits	7,421	7,913
Vendor deposits—non-current	4,261	8,862
Deferred financing fees	1,764	2,520
Other non-current assets	14,921	13,551
Total other non-current assets	$303,729	$240,722
(1)	Presented net of accumulated amortization of $27 million and $19 million as of November 2, 2024 and February 3, 2024, respectively.

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets activity for the RH Segment and Waterworks consists of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
February 3, 2024	$141,033	$58,927	$—	$17,000
Additions	—	546	—	—
Foreign currency translation	(43)	—	—	—
November 2, 2024	$140,990	$59,473	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

12 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

The carrying amounts and classification of the Member LLCs’ assets and liabilities included in the condensed consolidated balance sheets were as follows:

	NOVEMBER 2,	FEBRUARY 3,
	2024	2024

	(in thousands)
ASSETS
Cash and cash equivalents	$2,424	$8,918
Prepaid expense and other current assets	1,176	1,876
Total current assets	3,600	10,794
Property and equipment—net(1)	275,919	256,523
Other non-current assets	7	6
Total assets	$279,526	$267,323
LIABILITIES
Accounts payable and accrued expenses	$4,910	$8,735
Other current liabilities	378	1,041
Total current liabilities	5,288	9,776
Real estate loans—net(2)	17,519	17,766
Other non-current obligations	969	947
Total liabilities	$23,776	$28,489
(1)	Includes $59 million and $77 million of construction in progress as of November 2, 2024 and February 3, 2024, respectively.
(2)	Real estate loans are secured by the assets of each respective Member LLC and the associated creditors do not have recourse against RH’s general assets. Excludes $0.3 million and $0.1 million of current obligations related to such loans that are included in other current liabilities on the condensed consolidated balance sheets as of November 2, 2024 and February 3, 2024, respectively.

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

Equity Method Investments

Equity method investments primarily represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs”) that were formed for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. As of November 2, 2024, we have made capital contributions of approximately $146 million to the Aspen LLCs. Additionally, Waterworks has membership interests in two European entities that are equity method investments.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 13

Our maximum exposure to loss is the carrying value of each of the equity method investments as of November 2, 2024. During the three and nine months ended November 2, 2024 and October 28, 2023, we did not receive any distributions or have any undistributed earnings of equity method investments.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consist of the following:

	NOVEMBER 2,	FEBRUARY 3,
	2024	2024

	(in thousands)
Accounts payable	$222,043	$192,345
Accrued compensation	52,554	43,840
Accrued occupancy	30,818	29,144
Accrued sales and use tax	28,559	26,823
Accrued freight and duty	17,497	14,333
Accrued legal settlements(1)	13,999	16,704
Accrued professional fees	7,469	5,754
Accrued legal contingencies(1)	2,310	2,795
Excise tax payable on share repurchases	—	11,988
Other accrued expenses	36,583	22,859
Total accounts payable and accrued expenses	$411,832	$366,585
(1)	Refer to Note 16—Commitments and Contingencies.

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

14 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other current liabilities consist of the following:

	NOVEMBER 2,	FEBRUARY 3,
	2024	2024

	(in thousands)
Current portion of term loans	$25,000	$25,000
Allowance for sales returns	22,397	19,588
Unredeemed gift card and merchandise credit liability	21,245	24,720
Finance lease liabilities	16,143	14,668
Other current liabilities	3,507	12,137
Total other current liabilities	$88,292	$96,113

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of November 2, 2024 will be recognized within the next six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended November 2, 2024 and October 28, 2023, we recognized $4.6 million and $7.5 million, respectively, of revenue related to previous deferrals related to our gift cards. During the nine months ended November 2, 2024 and October 28, 2023, we recognized $15 million and $19 million, respectively, of revenue related to previous deferrals related to our gift cards. We expect that approximately 75 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

Supplier Finance Program

We facilitate a voluntary supply chain financing program (the “Financing Program”) with a third-party financial institution (the “Bank”) to provide participating suppliers with the opportunity to receive early payment on invoices, net of a discount charged to the supplier by the Bank. As of November 2, 2024 and February 3, 2024, supplier invoices that have been confirmed as valid under the Financing Program included in accounts payable and accrued expenses on the condensed consolidated balance sheets were $34 million and $28 million, respectively.

NOTE 7—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consist of the following:

	NOVEMBER 2,	FEBRUARY 3,
	2024	2024

	(in thousands)
Unrecognized tax benefits	$3,486	$3,633
Other non-current obligations	7,653	7,006
Total other non-current obligations	$11,139	$10,639

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 15

NOTE 8—LEASES

Lease costs—net consist of the following:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(in thousands)
Operating lease cost(1)	$32,891	$31,159	$99,129	$84,913
Finance lease costs
Amortization of leased assets(1)	13,264	13,724	38,582	41,069
Interest on lease liabilities(2)	7,894	8,640	23,223	25,920
Variable lease costs(3)	4,748	5,463	17,869	17,628
Sublease income(4)	(1,195)	(1,400)	(3,528)	(4,366)
Total lease costs—net	$57,602	$57,586	$175,275	$165,164
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income (loss) based on our accounting policy.
(2)	Included in interest expense—net on the condensed consolidated statements of income (loss).
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent that is based on a percentage of retail sales over contractual levels of $2.2 million and $3.2 million for the three months ended November 2, 2024 and October 28, 2023, respectively, and $9.7 million and $11 million for the nine months ended November 2, 2024 and October 28, 2023, respectively, as well as charges associated with common area maintenance of $2.6 million and $2.2 million for the three months ended November 2, 2024 and October 28, 2023, respectively, and $8.2 million and $6.8 million for the nine months ended November 2, 2024 and October 28, 2023, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income (loss).

16 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Lease right-of-use assets and lease liabilities consist of the following:

		NOVEMBER 2,	FEBRUARY 3,
		2024	2024

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$599,836	$625,801
Finance leases(1)(2)(3)	Property and equipment—net	907,018	836,814
Total lease right-of-use assets		$1,506,854	$1,462,615
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$88,221	$85,523
Finance leases	Other current liabilities	16,143	14,668
Total lease liabilities—current		104,364	100,191
Non-current
Operating leases	Non-current operating lease liabilities	559,518	576,166
Finance leases	Non-current finance lease liabilities	588,766	566,829
Total lease liabilities—non-current		1,148,284	1,142,995
Total lease liabilities		$1,252,648	$1,243,186
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $307 million and $268 million as of November 2, 2024 and February 3, 2024, respectively.
(3)	Includes $36 million and $37 million as of November 2, 2024 and February 3, 2024, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 5—Variable Interest Entities.
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 17

The maturities of lease liabilities are as follows as of November 2, 2024:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2024	$22,221	$17,299	$39,520
2025	127,833	50,575	178,408
2026	119,724	51,342	171,066
2027	110,934	52,149	163,083
2028	75,993	51,334	127,327
2029	64,323	50,821	115,144
Thereafter	347,453	745,613	1,093,066
Total lease payments(1)(2)	868,481	1,019,133	1,887,614
Less—imputed interest(3)	(220,742)	(414,224)	(634,966)
Present value of lease liabilities	$647,739	$604,909	$1,252,648
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $816 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of November 2, 2024, of which $6.9 million, $40 million, $43 million, $46 million, $47 million and $50 million will be paid in the remainder of fiscal 2024, fiscal 2025, fiscal 2026, fiscal 2027, fiscal 2028 and fiscal 2029, respectively, and $583 million will be paid subsequent to fiscal 2029.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consists of the following:

	NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	8.9	8.7
Finance leases	19.5	21.3
Weighted-average discount rate
Operating leases	5.6%	5.0%
Finance leases	5.3%	5.3%

18 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other information related to leases consists of the following:

	NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(97,068)	$(82,975)
Operating cash flows from finance leases	(23,223)	(26,049)
Financing cash flows from finance leases—net(1)	(19,609)	(9,551)
Total cash outflows from leases	$(139,900)	$(118,575)
Non-cash transactions:
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases	$58,382	$138,180
Finance leases	37,751	1,301
Reclassification from other non-current assets to finance lease right-of-use assets	71,874	—

(1)	Represents the principal portion of lease payments, partially offset by tenant allowances received subsequent to lease commencement of $2.4 million for the nine months ended October 28, 2023. No such amounts were received from landlords during the nine months ended November 2, 2024.

Long-Lived Asset Impairment

During the three months ended November 2, 2024, we recognized long-lived asset impairment charges of $19 million for our two Design Galleries in Germany due to the asset carrying value of each location exceeding the estimated fair market value of the long-lived assets over their respective remaining lease terms, both of which end in 2027. These impairment charges were comprised of lease right-of-use asset impairment of $13 million and property and equipment impairment of $5.6 million. Refer to the long-lived assets accounting policy in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.

NOTE 9—CONVERTIBLE SENIOR NOTES

$350 million 0.00% Convertible Senior Notes due 2024

In September 2019, we issued in a private offering $350 million principal amount of 0.00% convertible senior notes due 2024 (the “2024 Notes”). As of February 3, 2024, we had $42 million of 2024 Notes outstanding, which were classified as convertible senior notes due 2024—net within current liabilities.

Prior to June 15, 2024, the 2024 Notes were convertible only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2019, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any ten consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2024 Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. The first condition was satisfied from the calendar quarter ended September 30, 2020 through the calendar quarter ended March 31, 2022. However, this condition was not met for the calendar quarter ended June 30, 2022 through the calendar quarter ended June 30, 2023, but was met for the calendar quarter ended September 30, 2023. This condition was not met for the calendar quarters ended December 31, 2023 or March 31, 2024. On and after June 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders were able to convert all or a portion of their 2024 Notes at any time, regardless of the foregoing circumstances.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 19

In September 2024, upon the maturity of the 2024 Notes, the $42 million in aggregate principal amount of the 2024 Notes settled for $42 million in cash and are no longer outstanding as of November 2, 2024. During the nine months ended November 2, 2024, we issued in aggregate 39,121 shares of common stock at a par value of $0.0001 per share and, as a result, recognized $0 in additional paid-in capital on the condensed consolidated statements of shareholders’ equity (deficit) upon settlement of the 2024 Notes.

NOTE 10—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	NOVEMBER 2,				FEBRUARY 3,
	2024				2024
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(1)	6.10%	$190,000	$—	$190,000	$—	$—	$—
Term loan B(2)	7.30%	1,940,000	(12,667)	1,927,333	1,955,000	(15,115)	1,939,885
Term loan B-2(3)	8.04%	490,000	(16,807)	473,193	493,750	(20,054)	473,696
Total credit facilities		$2,620,000	$(29,474)	$2,590,526	$2,448,750	$(35,169)	$2,413,581
(1)	Deferred financing fees associated with the asset based credit facility as of November 2, 2024 and February 3, 2024 were $1.8 million and $2.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit.
(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,920 million and $1,935 million were included in term loan—net on the condensed consolidated balance sheets as of November 2, 2024 and February 3, 2024, respectively, and $20 million was included in other current liabilities on the condensed consolidated balance sheets as of both November 2, 2024 and February 3, 2024.
(3)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $485 million and $489 million were included in term loan B-2—net on the condensed consolidated balance sheets as of November 2, 2024 and February 3, 2024, respectively, and $5.0 million was included in other current liabilities on the condensed consolidated balance sheets as of both November 2, 2024 and February 3, 2024.

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

20 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of November 2, 2024, RHI was in compliance with the FCCR Covenant.

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

As of November 2, 2024, RHI had $190 million in outstanding borrowings and $364 million of availability under the revolving line of credit, net of $46 million in outstanding letters of credit. As a result of the FCCR Covenant that limits the last 10% of borrowing availability, actual incremental borrowing available to RHI and the other affiliated parties under the revolving line of credit would be $304 million as of November 2, 2024.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 21

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

22 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

The estimated fair value and carrying value of the 2024 Notes, the Term Loan Credit Agreement and the real estate loans were as follows:

	NOVEMBER 2,		FEBRUARY 3,
	2024		2024
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2024	$—	$—	$39,879	$41,904
Term loan B	1,862,400	1,940,000	1,917,715	1,955,000
Term loan B-2	474,075	490,000	490,545	493,750
Real estate loans	17,216	17,924	17,425	17,966
(1)	The principal carrying value of the 2024 Notes excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third-party offering costs, as applicable. The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The real estate loans represent the outstanding principal balance and exclude debt issuance costs.

The fair value of the 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2). As of November 2, 2024, the fair values of the Term Loan B and Term Loan B-2 were derived from observable bid prices (Level 1). As of February 3, 2024, the fair values of the Term Loan B and Term Loan B-2 were derived from discounted cash flows using risk-adjusted rates (Level 2). The fair values of the real estate loans were derived from discounted cash flows using risk-adjusted rates (Level 2).

NOTE 12—INCOME TAXES

Our income tax expense (benefit) and effective tax rates were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(dollars in thousands)
Income tax expense (benefit)	$9,256	$(9,215)	$10,882	$34,615
Effective tax rate	21.8%	80.8%	15.7%	23.0%

The decrease in our effective tax rates for the three and nine months ended November 2, 2024 compared to the three and nine months ended October 28, 2023 is primarily attributable to reporting net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024. The effective tax rate for the three months ended October 28, 2023 was impacted by reporting a net loss in the period, as well as tax benefits from the Federal Rehabilitation Tax Credit related to the San Francisco Design Gallery. The effective tax rate for the nine months ended October 28, 2023 was also impacted by lower net excess tax benefits from stock-based compensation.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 23

As of November 2, 2024, we had $3.1 million of unrecognized tax benefits, of which $2.5 million would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of November 2, 2024, we had $0.4 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

In October 2017, we filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit was recorded at the time due to the technical nature and amount of the refund claim. As of the first quarter of fiscal 2024, we are no longer appealing this refund claim and have reversed the receivable and related reserve.

The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted, changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. To mitigate the administrative burden for multinational enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor.” We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the three and nine months ended November 2, 2024. We will continue to evaluate the impact of these tax law changes in future reporting periods.

NOTE 13—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share are presented in the table below.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023(1)	2024	2023
Weighted-average shares—basic	18,534,815	18,371,545	18,439,159	20,459,241
Effect of dilutive stock-based awards	1,359,065	—	1,359,757	1,545,988
Effect of dilutive convertible senior notes(2)	87,131	—	161,192	202,584
Weighted-average shares—diluted	19,981,011	18,371,545	19,960,108	22,207,813
(1)	As we reported a net loss for the three months ended October 28, 2023, the weighted-average shares outstanding for basic and diluted are the same for the corresponding period.
(2)	The dilutive effect of the 2023 Notes and 2024 Notes is calculated under the if-converted method, which assumes share settlement of the entire convertible debt instrument. The 2023 Notes and 2024 Notes matured in June 2023 and September 2024, respectively, and did not have an impact on our diluted share count post-maturity. Refer to Note 9—Convertible Senior Notes.

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023
Options	1,938,194	2,999,409	1,830,068	1,275,183
Restricted stock units	11,176	16,547	11,904	15,705
Convertible senior notes	—	198,223	—	—

24 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 14—SHARE REPURCHASE PROGRAM AND SHARE RETIREMENT

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program. On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). We did not repurchase any shares of our common stock under the Share Repurchase Program during the three or nine months ended November 2, 2024. As of November 2, 2024, $201 million remains available for future share repurchases under this program.

In the nine months ended October 28, 2023, we repurchased 3,887,965 shares of our common stock under the Share Repurchase Program at an average price of $321.28 per share, for an aggregate repurchase amount of approximately $1,261 million, inclusive of $12 million of excise taxes. The excise tax liability of $12 million, which was included in accounts payable and accrued expenses on the condensed consolidated balance sheets as of February 3, 2024, was paid in October 2024 and is no longer outstanding as of November 2, 2024.

Share Retirement

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

Refer to the condensed consolidated statements of stockholders’ equity (deficit) for shares repurchased and subsequently retired in the nine months ended October 28, 2023.

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

As of November 2, 2024, there were a total of 2,180,601 shares issuable under the 2023 Stock Incentive Plan. Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Plans increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares.

Stock Options Under the Plans

A summary of options outstanding, vested or expected to vest, and exercisable as of November 2, 2024 was as follows:

		WEIGHTED	WEIGHTED	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in millions)
Options outstanding	3,829,459	$208.87	5.4	$512
Options vested or expected to vest	3,467,394	$202.34	5.1	$489
Options exercisable	2,447,797	$177.24	4.0	$410

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 25

Stock-based compensation expense, which is included in selling, general and administrative expenses on the condensed consolidated statements of income (loss), was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(in thousands)
Stock-based compensation expense(1)	$11,684	$9,820	$33,757	$28,538
(1)	On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the Stock Incentive Plan. The option will result in aggregate non-cash stock compensation expense of $174 million. Amounts presented include $0.9 million and $2.0 million in the three months ended November 2, 2024 and October 28, 2023, respectively, and $3.7 million and $7.5 million in the nine months ended November 2, 2024 and October 28, 2023, respectively, related to Mr. Friedman’s option.

No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

As of November 2, 2024, the total unrecognized compensation expense and weighted average remaining term was as follows:

	UNRECOGNIZED	WEIGHTED
	STOCK BASED	AVERAGE
	COMPENSATION	REMAINING TERM
	(in thousands)	(in years)
Unvested options(1)	$137,332	4.8
Unvested restricted stock and restricted stock units	8,029	2.3
Total	$145,361
(1)	Excludes the remaining unrecognized compensation expense of $1.7 million related to the fully vested option grant made to Mr. Friedman in October 2020, which will be recognized on an accelerated basis through May 2025.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of November 2, 2024.

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

26 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Segment Information

We use operating income to evaluate segment profitability for the retail operating segments and to allocate resources. Operating income is defined as net income (loss) before interest expense—net, other expense—net, income tax expense (benefit) and our share of equity method investments loss—net. Segment operating income excludes (i) asset impairments, (ii) legal settlements, (iii) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020, (iv) severance costs associated with a reorganization and (v) costs associated with product recalls. These items are excluded from segment operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 27

The following table presents segment operating income and a reconciliation to income from operations and income (loss) before income taxes and equity method investments:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(in thousands)
Operating income:
RH Segment	$118,790	$50,200	$250,748	$307,590
Waterworks	3,084	4,963	15,349	19,329
Total segment operating income	121,874	55,163	266,097	326,919
Asset impairments	(19,545)	(3,531)	(19,545)	(3,531)
Non-cash compensation	(861)	(1,972)	(3,669)	(7,527)
Legal settlements—net	—	—	9,375	(8,000)
Reorganization related costs	—	—	—	(7,621)
Recall accrual	—	1,576	—	1,576
Income from operations	101,468	51,236	252,258	301,816
Interest expense—net	57,590	54,640	173,624	138,878
Other expense—net	27	5,305	529	4,466
Income (loss) before income taxes and equity method investments	$43,851	$(8,709)	$78,105	$158,472

The following tables present selected statements of income metrics for our segments, including disaggregated net revenues:

	THREE MONTHS ENDED
	NOVEMBER 2,			OCTOBER 28,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$768,063	$43,669	$811,732	$705,061	$46,164	$751,225
Gross profit	338,942	22,398	361,340	315,980	24,470	340,450
Depreciation and amortization	31,428	1,570	32,998	27,533	921	28,454

	NINE MONTHS ENDED
	NOVEMBER 2,			OCTOBER 28,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$2,226,054	$142,293	$2,368,347	$2,146,192	$144,674	$2,290,866
Gross profit	977,374	74,761	1,052,135	990,490	77,578	1,068,068
Depreciation and amortization	91,429	4,653	96,082	80,786	3,574	84,360

In the three months ended November 2, 2024 and October 28, 2023, the Real Estate segment share of equity method investments loss was $1.8 million and $2.7 million, respectively. In the nine months ended November 2, 2024 and October 28, 2023, the Real Estate segment share of equity method investments loss was $8.5 million and $7.7 million, respectively.

The Waterworks segment share of equity method investments loss—net was immaterial in all fiscal periods presented.

28 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The following table presents selected balance sheet metrics for our segments:

	NOVEMBER 2,				FEBRUARY 3,
	2024				2024
	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$140,990	$—	$—	$140,990	$141,033	$—	$—	$141,033
Tradenames, trademarks and other intangible assets(2)	59,473	17,000	—	76,473	58,927	17,000	—	75,927
Equity method investments(3)	—	3,383	126,178	129,561	—	3,609	125,059	128,668
Total assets	4,110,666	190,577	162,979	4,464,222	3,798,572	183,804	161,521	4,143,897
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	The Waterworks segment balance represents membership interests in two European entities, whereby we hold a 50 percent membership interest in one entity and an approximately 25 percent membership interest in the other, and we are not the primary beneficiary of these VIEs.

We sell furniture and non-furniture products. Furniture includes both indoor and outdoor furniture. Non-furniture includes lighting, textiles, fittings, fixtures, surfaces, accessories and home décor, as well as our hospitality operations. Net revenues in each category were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(in thousands)
Furniture	$579,553	$518,923	$1,678,638	$1,575,916
Non-furniture	232,179	232,302	689,709	714,950
Total net revenues	$811,732	$751,225	$2,368,347	$2,290,866

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of November 2, 2024, we operated four retail locations in Canada, two retail locations and one outlet in the United Kingdom, two retail locations in Germany, one retail location in Belgium and one retail location in Spain. Geographic revenues generated outside of the United States were not material in any fiscal period presented.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 29

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

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three and nine months ended November 2, 2024, and a comparison to the three and nine months ended October 28, 2023. The discussion related to cash flows for the nine months ended October 28, 2023, has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended October 28, 2023, filed with the Securities and Exchange Commission (“SEC”) on December 7, 2023.

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

30 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, not be short term and may recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled Risk Factors in our 2023 Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly periods ended May 4, 2024 and August 3, 2024 and in our 2023 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States and Canada as well as in the United Kingdom, Germany, Belgium and Spain and have an integrated RH Hospitality experience in 19 of our Design Gallery locations, which includes restaurants and wine bars.

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

As of November 2, 2024, we operated the following number of locations:

COUNT
RH
North America
Design Galleries	31
Legacy Galleries	31
Modern Gallery	1
Baby & Child and TEEN Galleries	3
Total North America Galleries	66
Europe
Design Galleries	5
Total Galleries	71
Outlets	38
Guesthouse	1
Waterworks Showrooms	14

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 31

Business Conditions

While we experienced increased demand for our products during the pandemic, recently there have been significant shifts in consumer spending away from home furnishings. The demand for home furnishings has decreased since the reopening of the economy after the peak of the pandemic and consumption patterns have shifted into other areas, such as travel and leisure. Our business has also been negatively affected by macroeconomic conditions, including substantially higher interest rates and mortgage rates, volatility in the global financial markets and the slowdown in the luxury home market as well as other negative factors related to the effects of lingering higher inflation and increased costs, including higher construction expenses. Our expectation is that these factors will moderate in the future when the housing market rebounds, and we believe we have positioned the business to take advantage of any improvements in macroeconomic factors.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors.

Strategic Initiatives

We are in the process of implementing a number of significant business initiatives that have had, and will continue to have, an impact on our results of operations. As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the short term and may amplify fluctuations in our growth rates from quarter to quarter. Delays in the rate of opening new Galleries and pursuit of our international expansion have resulted in delays in the corresponding increase in net revenues that we experience as new Design Galleries are introduced. In addition, we anticipate that our net revenues, adjusted net income (loss) and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

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

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and their desirability and exclusivity have enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Contemporary, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. With the mailings of the RH Outdoor, RH Interiors and RH Contemporary Sourcebooks in 2023, as well as the mailings of the RH Outdoor, RH Modern and RH Interiors Sourcebooks in 2024, we introduced the most prolific collection of new products in our history. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

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

32 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Brand Elevation. Our strategy is to move the brand beyond curating and selling product to conceptualizing and selling spaces, by building an ecosystem of Products, Places, Services and Spaces that establishes the RH brand as a global thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of the RH Guesthouse New York in September 2022 and are in the process of constructing our second RH Guesthouse in Aspen. In June 2023, we opened RH England, The Gallery at the Historic Aynho Park, a 400-year-old landmark estate representing the most inspiring and immersive physical expression of the brand to date. RH England marked the beginning of our global expansion beyond North America. Additionally, we create bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH1 & RH2, our private jets; and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose both new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand of RH. As such, we are actively pursuing the expansion of the RH brand globally. Our plans include launching a number of international locations in the United Kingdom and Europe, which began with the opening of RH England in June 2023, followed by RH Munich and RH Düsseldorf in November 2023, RH Brussels in March 2024, and RH Madrid in June 2024. We have also secured locations in Paris, London, Milan and Sydney.

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

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 33

Basis of Presentation and Results of Operations

The following table sets forth our condensed consolidated statements of income (loss):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	NOVEMBER 2,	% OF NET	OCTOBER 28,	% OF NET	NOVEMBER 2,	% OF NET	OCTOBER 28,	% OF NET
	2024	REVENUES	2023	REVENUES	2024	REVENUES	2023	REVENUES

	(dollars in thousands)
Net revenues	$811,732	100.0%	$751,225	100.0%	$2,368,347	100.0%	$2,290,866	100.0%
Cost of goods sold	450,392	55.5	410,775	54.7	1,316,212	55.6	1,222,798	53.4
Gross profit	361,340	44.5	340,450	45.3	1,052,135	44.4	1,068,068	46.6
Selling, general and administrative expenses	259,872	32.0	289,214	38.5	799,877	33.7	766,252	33.4
Income from operations	101,468	12.5	51,236	6.8	252,258	10.7	301,816	13.2
Other expenses
Interest expense—net	57,590	7.1	54,640	7.3	173,624	7.4	138,878	6.1
Other expense—net	27	—	5,305	0.7	529	—	4,466	0.2
Total other expenses	57,617	7.1	59,945	8.0	174,153	7.4	143,344	6.3
Income (loss) before income taxes and equity method investments	43,851	5.4	(8,709)	(1.2)	78,105	3.3	158,472	6.9
Income tax expense (benefit)	9,256	1.1	(9,215)	(1.3)	10,882	0.5	34,615	1.5
Income before equity method investments	34,595	4.3	506	0.1	67,223	2.8	123,857	5.4
Share of equity method investments loss—net	1,427	0.2	2,693	0.4	8,728	0.3	7,677	0.3
Net income (loss)	$33,168	4.1%	$(2,187)	(0.3)%	$58,495	2.5%	$116,180	5.1%

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

34 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(in thousands)
Net income (loss)	$33,168	$(2,187)	$58,495	$116,180
Interest expense—net(1)	57,590	54,640	173,624	138,878
Other expense—net(1)	27	5,305	529	4,466
Income tax expense (benefit)(1)	9,256	(9,215)	10,882	34,615
Share of equity method investments loss—net(2)	1,427	2,693	8,728	7,677
Operating income	101,468	51,236	252,258	301,816
Asset impairments(3)	19,545	3,531	19,545	3,531
Non-cash compensation(4)	861	1,972	3,669	7,527
Legal settlements—net(5)	—	—	(9,375)	8,000
Reorganization related costs(6)	—	—	—	7,621
Recall accrual(7)	—	(1,576)	—	(1,576)
Adjusted operating income	$121,874	$55,163	$266,097	$326,919
(1)	Refer to discussion “Three Months Ended November 2, 2024 Compared to Three Months Ended October 28, 2023” and “Nine Months Ended November 2, 2024 Compared to Nine Months Ended October 28, 2023” below for a discussion of our results of operations for the three and nine months ended November 2, 2024 and October 28, 2023.
(2)	Represents our proportionate share of the net loss of our equity method investments.
(3)	The adjustment in the three and nine months ended November 2, 2024 includes $19 million of long-lived asset impairment for our two Design Galleries in Germany (refer to “Long-Lived Asset Impairment” within Note 8—Leases), as well as impairment of pre-acquisition costs related to an unsuccessful joint venture arrangement of $1.0 million. The adjustment in the three and nine months ended October 28, 2023 includes impairment of property and equipment of $2.2 million related to the interior refresh of our Design Galleries, as well as impairment of a loan receivable of $1.3 million.
(4)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(5)	The adjustment in the nine months ended November 2, 2024 represents favorable legal settlements received of $10 million, partially offset by costs incurred in connection with one of the matters. The adjustment in the nine months ended October 28, 2023 represents legal settlements associated with class action litigation matters.
(6)	Represents severance costs and related payroll taxes associated with a reorganization.
(7)	Represents accrual adjustments related to product recall charges.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 35

Adjusted Net Income (Loss). Adjusted net income (loss) is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income (Loss) to Adjusted Net Income (Loss)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(in thousands)
Net income (loss)	$33,168	$(2,187)	$58,495	$116,180
Adjustments pre-tax:
Asset impairments(1)	19,545	3,531	19,545	3,531
Non-cash compensation(1)	861	1,972	3,669	7,527
Legal settlements—net(1)	—	—	(9,375)	8,000
Reorganization related costs(1)	—	—	—	7,621
Recall accrual(1)	—	(1,576)	—	(1,576)
Subtotal adjusted items	20,406	3,927	13,839	25,103
Impact of income tax items(2)	(5,652)	(12,232)	(5,576)	(15,868)
Share of equity method investments loss—net(1)	1,427	2,693	8,728	7,677
Adjusted net income (loss)	$49,349	$(7,799)	$75,486	$133,092
(1)	Refer to table titled “Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income (loss), (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as the Federal Rehabilitation Tax Credit related to the San Francisco Design Gallery in the third quarter of fiscal 2023. The adjustments for the three months ended November 2, 2024 and October 28, 2023 are based on adjusted tax rates of 23.2% and (63.1)%, respectively. The adjustments for the nine months ended November 2, 2024 and October 28, 2023 are based on adjusted tax rates of 17.9% and 27.5%, respectively.

36 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Reconciliation of GAAP Net Income (Loss) to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(in thousands)
Net income (loss)	$33,168	$(2,187)	$58,495	$116,180
Depreciation and amortization	32,998	28,454	96,082	84,360
Interest expense—net	57,590	54,640	173,624	138,878
Income tax expense (benefit)	9,256	(9,215)	10,882	34,615
EBITDA	133,012	71,692	339,083	374,033
Non-cash compensation(1)	11,684	9,820	33,757	28,538
Asset impairments(2)	19,545	3,531	19,545	3,531
Share of equity method investments loss—net(2)	1,427	2,693	8,728	7,677
Capitalized cloud computing amortization(3)	2,852	2,062	8,017	5,834
Other expense—net(2)	27	5,305	529	4,466
Legal settlements—net(2)	—	—	(9,375)	8,000
Reorganization related costs(2)	—	—	—	7,621
Recall accrual(2)	—	(1,576)	—	(1,576)
Adjusted EBITDA	$168,547	$93,527	$400,284	$438,124
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Refer to table titled “Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(3)	Represents amortization associated with capitalized cloud computing costs.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023

	(in thousands)
Capital expenditures	$179,897	$131,840
Landlord assets under construction—net of tenant allowances	33,032	18,617
Adjusted capital expenditures	$212,929	$150,457

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 37

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $2.4 million for the nine months ended October 28, 2023, which are reflected as a reduction to principal payments under finance lease agreements within financing activities on the condensed consolidated statements of cash flows. No such amounts were received from landlords during the nine months ended November 2, 2024.

The following table presents RH Gallery and Waterworks Showroom metrics, and excludes Outlets:

	NINE MONTHS ENDED
	NOVEMBER 2,		OCTOBER 28,
	2024		2023
		TOTAL LEASED		TOTAL LEASED
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	84	1,378	81	1,286
RH Design Galleries:
Raleigh Design Galley	1	37.6	—	—
Cleveland Design Gallery	1	33.1	—	—
Palo Alto Design Gallery	1	32.5	—	—
Brussels Design Gallery	1	27.7	—	—
Madrid Design Gallery	1	8.3	—	—
England Design Gallery	—	—	1	35.1
Indianapolis Design Gallery	—	—	(1)	(13.0)
RH Legacy Galleries:
Plano Legacy Gallery	(1)	(9.6)	—	—
Cleveland Legacy Gallery	(1)	(7.1)	—	—
Palo Alto Legacy Gallery	(1)	(6.1)	—	—
Raleigh Legacy Gallery	(1)	(4.7)	—	—
Indianapolis temporary Gallery	—	—	1	5.7
Detroit Legacy Gallery (relocation)	—	—	—	1.5
End of period	85	1,490	82	1,315
Total leased square footage at end of period(2)		2,050		1,791
(1)	Leased selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Leased selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Leased selling square footage includes approximately 89,000 square feet as of November 2, 2024 related to three owned retail locations and approximately 35,000 square feet as of October 28, 2023 related to one owned retail location.

(2)	Total leased square footage includes approximately 142,000 square feet as of November 2, 2024 related to three owned retail locations and approximately 56,000 square feet as of October 28, 2023 related to one owned retail location.

38 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Weighted-average leased square footage and leased selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period, and were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,	NOVEMBER 2,	OCTOBER 28,
	2024	2023	2024	2023

	(in thousands)
Weighted-average leased square footage	2,014	1,791	1,984	1,761
Weighted-average leased selling square footage	1,462	1,315	1,440	1,300

Three Months Ended November 2, 2024 Compared to Three Months Ended October 28, 2023

	THREE MONTHS ENDED
	NOVEMBER 2,			OCTOBER 28,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$768,063	$43,669	$811,732	$705,061	$46,164	$751,225
Cost of goods sold	429,121	21,271	450,392	389,081	21,694	410,775
Gross profit	338,942	22,398	361,340	315,980	24,470	340,450
Selling, general and administrative expenses	240,558	19,314	259,872	269,707	19,507	289,214
Income from operations	$98,384	$3,084	$101,468	$46,273	$4,963	$51,236
(1)	The results for the Real Estate segment were immaterial in both the three months ended November 2, 2024 and October 28, 2023, thus, such results are presented within the RH Segment in each period. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.
(2)	RH Segment net revenues include outlet revenues of $64 million and $61 million for the three months ended November 2, 2024 and October 28, 2023, respectively.

Net revenues

Consolidated net revenues increased $61 million, or 8.1%, to $812 million in the three months ended November 2, 2024 compared to $751 million in the three months ended October 28, 2023.

RH Segment net revenues

RH Segment net revenues increased $63 million, or 8.9%, to $768 million in the three months ended November 2, 2024 compared to $705 million in the three months ended October 28, 2023. The below discussion highlights several significant factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended November 2, 2024 increased primarily due to higher revenue in our core business, driven by the introduction of new collections and mailings of our RH Interiors and RH Modern Sourcebooks in the second quarter of fiscal 2024. We also recognized higher hospitality revenue due to new Gallery openings, including RH Indianapolis, RH Cleveland and RH Palo Alto.

Waterworks net revenues

Waterworks net revenues decreased $2.5 million, or 5.4%, to $44 million in the three months ended November 2, 2024 compared to $46 million in the three months ended October 28, 2023.

Gross profit

Consolidated gross profit increased $21 million, or 6.1%, to $361 million in the three months ended November 2, 2024 compared to $340 million in the three months ended October 28, 2023. As a percentage of net revenues, consolidated gross margin decreased 80 basis points to 44.5% of net revenues in the three months ended November 2, 2024 from 45.3% of net revenues in the three months ended October 28, 2023.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 39

RH Segment gross profit

RH Segment gross profit increased $23 million, or 7.3%, to $339 million in the three months ended November 2, 2024 compared to $316 million in the three months ended October 28, 2023. As a percentage of net revenues, RH Segment gross margin decreased 70 basis points to 44.1% of net revenues in the three months ended November 2, 2024 from 44.8% of net revenues in the three months ended October 28, 2023. The decrease in RH Segment gross margin was primarily attributable to deleverage in occupancy costs year over year due to higher expenses related to our Galleries and supply chain in support of the continued global expansion in Europe. In addition, product margin decreased as a result of elevated inventory transfer costs in the period to support our product expansion and was partially offset by leverage in our shipping costs.

Waterworks gross profit

Waterworks gross profit decreased $2.1 million, or 8.5%, to $22 million in the three months ended November 2, 2024 compared to $24 million in the three months ended October 28, 2023. As a percentage of net revenues, Waterworks gross margin decreased 170 basis points to 51.3% of net revenues in the three months ended November 2, 2024 from 53.0% of net revenues in the three months ended October 28, 2023.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $29 million, or 10.1%, to $260 million in the three months ended November 2, 2024 compared to $289 million in the three months ended October 28, 2023.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $29 million, or 10.8%, to $241 million in the three months ended November 2, 2024 compared to $270 million in the three months ended October 28, 2023.

RH Segment selling, general and administrative expenses for the three months ended November 2, 2024 include asset impairments of $19 million related to certain of our Galleries and $1.0 million related to pre-acquisition costs for an unsuccessful joint venture arrangement, as well as amortization of non-cash compensation of $0.9 million related to an option grant made to Mr. Friedman in October 2020.

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

RH Segment selling, general and administrative expenses would have been 28.6% and 37.6% of net revenues for the three months ended November 2, 2024 and October 28, 2023, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a decrease in advertising costs of $46 million related to timing differences of Sourcebook mailings as compared to the third quarter of 2023. Additionally, travel expense, professional fees and other corporate costs were lower year over year.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $0.2 million, or 1.0%, to $19 million in the three months ended November 2, 2024 compared to $20 million in the three months ended October 28, 2023. Waterworks selling, general and administrative expenses were 44.2% and 42.3% of net revenues for the three months ended November 2, 2024 and October 28, 2023, respectively.

40 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Interest expense—net

Interest expense—net increased $3.0 million, or 5.4%, in the three months ended November 2, 2024 compared to the three months ended October 28, 2023, which consisted of the following in each period:

	THREE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023

	(in thousands)
Term loan interest expense	$50,389	$51,354
Finance lease interest expense	7,894	8,640
Asset based credit facility	2,027	—
Other interest expense	745	1,291
Capitalized interest for capital projects	(2,413)	(1,497)
Interest income	(1,052)	(5,148)
Total interest expense—net	$57,590	$54,640

Other expense—net

Other expense—net consisted of the following in each period:

	THREE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023

	(in thousands)
Foreign exchange from transactions(1)	$673	$1,567
Foreign exchange from remeasurement of intercompany loans(2)	(646)	3,738
Other expense—net	$27	$5,305
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense (benefit)

	THREE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023

	(dollars in thousands)
Income tax expense (benefit)	$9,256	$(9,215)
Effective tax rate	21.8%	80.8%

The decrease in our effective tax rate for the three months ended November 2, 2024 compared to the three months ended October 28, 2023 is primarily attributable to reporting net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024. The effective tax rate for the three months ended October 28, 2023 was impacted by reporting a net loss in the period, as well as tax benefits from the Federal Rehabilitation Tax Credit related to the San Francisco Design Gallery.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 41

Nine Months Ended November 2, 2024 Compared to Nine Months Ended October 28, 2023

	NINE MONTHS ENDED
	NOVEMBER 2,			OCTOBER 28,
	2024			2023
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$2,226,054	$142,293	$2,368,347	$2,146,192	$144,674	$2,290,866
Cost of goods sold	1,248,680	67,532	1,316,212	1,155,702	67,096	1,222,798
Gross profit	977,374	74,761	1,052,135	990,490	77,578	1,068,068
Selling, general and administrative expenses	743,665	56,212	799,877	708,003	58,249	766,252
Income from operations	$233,709	$18,549	$252,258	$282,487	$19,329	$301,816
(1)	The results for the Real Estate segment were immaterial in both the nine months ended November 2, 2024 and October 28, 2023, thus, such results are presented within the RH Segment in each period. Refer to Note 17—Segment Reporting in our condensed consolidated financial statements.
(2)	RH Segment net revenues include outlet revenues of $189 million and $177 million for the nine months ended November 2, 2024 and October 28, 2023, respectively.

Net revenues

Consolidated net revenues increased $77 million, or 3.4%, to $2,368 million in the nine months ended November 2, 2024 compared to $2,291 million in the nine months ended October 28, 2023.

RH Segment net revenues

RH Segment net revenues increased $80 million, or 3.7%, to $2,226 million in the nine months ended November 2, 2024 compared to $2,146 million in the nine months ended October 28, 2023. The below discussion highlights several significant factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the nine months ended November 2, 2024 increased primarily due to higher revenue in our core business, driven by the introduction of new collections, as well as higher outlet revenue. We also recognized higher hospitality revenue as a result of new Gallery openings, including RH England, RH Indianapolis, RH Cleveland and RH Palo Alto.

Waterworks net revenues

Waterworks net revenues decreased $2.4 million, or 1.6%, to $142 million in the nine months ended November 2, 2024 compared to $145 million in the nine months ended October 28, 2023.

Gross profit

Consolidated gross profit decreased $16 million, or 1.5%, to $1,052 million in the nine months ended November 2, 2024 compared to $1,068 million in the nine months ended October 28, 2023. As a percentage of net revenues, consolidated gross margin decreased 220 basis points to 44.4% of net revenues in the nine months ended November 2, 2024 from 46.6% of net revenues in the nine months ended October 28, 2023.

RH Segment gross profit

RH Segment gross profit decreased $13 million, or 1.3%, to $977 million in the nine months ended November 2, 2024 from $990 million in the nine months ended October 28, 2023. As a percentage of net revenues, RH Segment gross margin decreased 230 basis points to 43.9% of net revenues in the nine months ended November 2, 2024 from 46.2% of net revenues in the nine months ended October 28, 2023. The decrease in RH Segment gross margin was partially due to deleverage in occupancy costs year over year due to higher expense related to our Galleries and supply chain in support of the continued global expansion in Europe. Additionally, we experienced a decrease in product margin in the core business driven by price adjustments and a higher mix of, and discounts on, discontinued products.

42 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Waterworks gross profit

Waterworks gross profit decreased $2.8 million, or 3.6%, to $75 million in the nine months ended November 2, 2024 compared to $78 million in the nine months ended October 28, 2023. As a percentage of net revenues, Waterworks gross margin decreased 110 basis points to 52.5% of net revenues in the nine months ended November 2, 2024 from 53.6% of net revenues in the nine months ended October 28, 2023.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $34 million, or 4.4%, to $800 million in the nine months ended November 2, 2024 compared to $766 million in the nine months ended October 28, 2023.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $36 million, or 5.0%, to $744 million in the nine months ended November 2, 2024 compared to $708 million in the nine months ended October 28, 2023.

RH Segment selling, general and administrative expenses for the nine months ended November 2, 2024 include asset impairments of $19 million related to certain of our Galleries and $1.0 million related to pre-acquisition costs for an unsuccessful joint venture arrangement, favorable net legal settlements of $6.2 million, as well as non-cash compensation of $3.7 million related to an option grant made to Mr. Friedman in October 2020.

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

RH Segment selling, general and administrative expenses would have been 32.6% and 31.8% of net revenues for the nine months ended November 2, 2024 and October 28, 2023, respectively, excluding the costs incurred in connection with the adjustments mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by higher compensation and occupancy costs year over year, partially offset by lower professional fees and other corporate costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $2.0 million, or 3.5%, to $56 million in the nine months ended November 2, 2024 compared to $58 million in the nine months ended October 28, 2023. Waterworks selling, general and administrative expenses were 39.5% and 40.3% of net revenues for the nine months ended November 2, 2024 and October 28, 2023, respectively.

Waterworks selling, general and administrative expenses in the nine months ended November 2, 2024 include $3.2 million related to a favorable legal settlement. Excluding the adjustment for the legal settlement, Waterworks selling, general and administrative expenses would have been 41.7% and 40.2% of net revenues for the nine months ended November 2, 2024 and October 28, 2023, respectively.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 43

Interest expense—net

Interest expense—net increased $35 million, or 25.0%, in the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023, which consisted of the following in each period:

	NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023

	(in thousands)
Term loan interest expense	$155,232	$149,582
Finance lease interest expense	23,223	25,920
Asset based credit facility	2,179	—
Other interest expense	2,824	3,705
Capitalized interest for capital projects	(6,865)	(3,816)
Interest income	(2,969)	(36,513)
Total interest expense—net	$173,624	$138,878

Other expense—net

Other expense—net consisted of the following in each period:

	NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023

	(in thousands)
Foreign exchange from transactions(1)	$1,811	$1,696
Foreign exchange from remeasurement of intercompany loans(2)	(1,282)	2,770
Other expense—net	$529	$4,466
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense

	NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023

	(dollars in thousands)
Income tax expense	$10,882	$34,615
Effective tax rate	15.7%	23.0%

The decrease in our effective tax rate for the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023 is primarily attributable to reporting lower net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024. The effective tax rate for the nine months ended October 28, 2023 was also impacted by lower net excess tax benefits from stock-based compensation in fiscal 2023.

44 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

A summary of our net debt, and availability under the ABL Credit Agreement, is set forth in the following table:

	NOVEMBER 2,	FEBRUARY 3,
	2024	2024

	(in thousands)
Asset based credit facility	$190,000	$—
Term loan B(1)	1,940,000	1,955,000
Term loan B-2(1)	490,000	493,750
Convertible senior notes due 2024(1)	—	41,904
Notes payable for share repurchases	315	315
Total debt	$2,620,315	$2,490,969
Cash and cash equivalents	(87,012)	(123,688)
Total net debt(2)	$2,533,303	$2,367,281
Availability under the asset based credit facility—net(3)	$364,411	$447,693
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance cost.
(2)	Net debt as of November 2, 2024 and February 3, 2024 excludes non-recourse real estate loans of $18 million as of both periods related to our consolidated variable interest entities from our joint venture activities. These real estate loans are secured by the assets of such entities and the associated creditors do not have recourse against RH’s general assets. Refer to Note 5—Variable Interest Entities in our condensed consolidated financial statements.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $46 million and $45 million in outstanding letters of credit as of November 2, 2024 and February 3, 2024, respectively.

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, rent for our retail and outlet locations, capital expenditures associated with opening new locations and related real estate investments, updating existing locations, as well as the development of our infrastructure and information technology, and Sourcebooks. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. During fiscal 2023, we invested $1,253 million of cash, inclusive of excise taxes paid, in the purchase of shares of our common stock pursuant to our Share Repurchase Program. We continuously evaluate our capital allocation strategy and may engage in future investments in connection with existing or new share repurchase programs (refer to “Share Repurchase Program” below), which may include investments in derivatives or other equity linked instruments. We have in the past been, and continue to be, opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Capital raised from debt financing arrangements has enabled us to pursue various investments, including our investments in joint ventures. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

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

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 45

While we do not anticipate that we will require additional debt financing to fund our operations, our goal is to continue to be in a position to take advantage of the many opportunities that we identify in connection with our business and operations. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including through the strategic sale of existing assets, utilization of our credit facilities, entry into various credit agreements and other new debt financing arrangements that present attractive terms. We expect to continue to use additional sources of debt financing in future periods as a source of additional capital to fund our various investments.

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

Credit Facilities and Debt Arrangements

We amended and restated the ABL Credit Agreement in July 2021, which provides an asset based credit facility with an initial availability of up to $600 million, of which $10 million is available to Restoration Hardware Canada, Inc., and includes a $300 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $900 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The accordion feature may be added as a first-in, last-out term loan facility. The ABL Credit Agreement further provides the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH if certain conditions set out in the ABL Credit Agreement are met. The maturity date of the asset based credit facility is July 29, 2026. As of November 2, 2024, we had $190 million outstanding under the asset based credit facility.

We entered into a $2,000 million term debt financing in October 2021 (the “Term Loan B”) by means of a Term Loan Credit Agreement through RHI as the borrower, Bank of America, N.A. as administrative agent and collateral agent, and the various lenders party thereto (the “Term Loan Credit Agreement”). Term Loan B has a maturity date of October 20, 2028. As of November 2, 2024, we had $1,940 million outstanding under the Term Loan Credit Agreement. We are required to make quarterly principal payments of $5.0 million with respect to Term Loan B.

In May 2022, we entered into an incremental term debt financing (the “Term Loan B-2”) in an aggregate principal amount equal to $500 million by means of an amendment to the Term Loan Credit Agreement with RHI as the borrower, Bank of America, N.A. as administrative agent and the various lenders parties thereto (the “Amended Term Loan Credit Agreement”). Term Loan B-2 has a maturity date of October 20, 2028. Term Loan B-2 constitutes a separate class from the existing Term Loan B under the Term Loan Credit Agreement. As of November 2, 2024, we had $490 million outstanding under the Amended Term Loan Credit Agreement. We are required to make quarterly principal payments of $1.3 million with respect to Term Loan B-2.

46 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the nine months ended November 2, 2024, adjusted capital expenditures were $213 million in aggregate, net of cash received related to landlord tenant allowances of $13 million. We anticipate our adjusted capital expenditures to be approximately $250 million to $300 million in fiscal 2024, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates, and we may make adjustments to our allocation of capital in fiscal 2024 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities is set forth in the following table:

	NINE MONTHS ENDED
	NOVEMBER 2,	OCTOBER 28,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$35,869	$316,172
Net cash used in investing activities	(189,517)	(166,161)
Net cash provided by (used in) financing activities	116,758	(1,278,386)
Net decrease in cash and cash equivalents and restricted cash	(36,676)	(1,129,108)
Cash and cash equivalents and restricted cash at end of period	87,012	382,655

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 47

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation and the effect of changes in working capital and other activities.

For the nine months ended November 2, 2024, net cash provided by operating activities was $36 million and consisted of net income of $58 million and an increase in non-cash items of $266 million, partially offset by a change in working capital and other activities of $288 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $224 million, a decrease in operating lease liabilities of $73 million, a decrease in other current and non-current liabilities of $33 million, an increase in landlord assets under construction, net of tenant allowances, of $33 million and an increase in accounts receivable of $7.9 million. These uses of cash from working capital were partially offset by an increase in accounts payable and accrued expenses of $44 million, an increase in deferred revenue and customer deposits of $25 million and a decrease in prepaid expense and other assets of $13 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the nine months ended November 2, 2024, net cash used in investing activities was $190 million and was comprised of investments in retail stores, information technology and systems infrastructure of $180 million and additional contributions to our equity method investments of $9.6 million.

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

For the nine months ended November 2, 2024, net cash provided by financing activities was $117 million, primarily due to borrowings under the asset based credit facility of $190 million and proceeds from the exercise of stock options of $19 million. These cash inflows were partially offset by the settlement of the 2024 Notes of $42 million, net payments under finance lease agreements of $20 million and payments under term loans of $19 million. In addition, during the nine months ended November 2, 2024, we paid $12 million of excise taxes related to share repurchases made in fiscal 2023.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets under construction. In addition, non-cash transactions consist of excise tax from share repurchases included in accounts payable and accrued expenses at period-end. In addition, non-cash transactions consist of shares issued and received related to convertible senior note transactions. For the nine months ended November 2, 2024, we issued in aggregate 39,121 shares of common stock.

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

48 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Convertible Senior Notes

Refer to Note 9—Convertible Senior Notes in our condensed consolidated financial statements for further information on the 2024 Notes, which matured in September 2024.

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

We did not repurchase any shares of our common stock under the Share Repurchase Program during the nine months ended November 2, 2024. As of November 2, 2024, $201 million remains available for future share repurchases under the Share Repurchase Program.

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

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 49

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

Reasonably Certain Lease Term

Incremental Borrowing Rate

Fair Value

Stock-Based Compensation—Performance-Based Awards

Variable Interest Entities

There have been no material changes to the critical accounting policies and estimates listed above from the disclosures included in the 2023 Form 10-K other than the long-lived assets policy discussed below. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2023 Form 10-K.

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

Since there is typically no active market for our long-lived assets, we estimate fair values based on the expected future cash flows of the asset or asset group, using a discount rate commensurate with the related risk. The estimate of fair value requires management judgments that may significantly affect the ending asset valuation. Future cash flows are estimated considering the highest and best use of the assets, which may be based on a number of factors, including gallery-level historical results, current trends, operating cash flow projections or market-based rental rates. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

Recent Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in our condensed consolidated financial statements for a description of recently issued accounting standards that may impact our results in future reporting periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk since February 3, 2024. Refer to Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in our 2023 Form 10-K for a discussion on our exposures to market risk.

50 | 2024 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Interest Rate Risk

As described in our 2023 Form 10-K and in Note 10—Credit Facilities of our condensed consolidated financial statements herein, borrowings under our ABL Credit Agreement and Term Loan Credit Agreement bear interest at variable rates and we are exposed to interest rate risk related to our outstanding debt under each arrangement. Based on our current borrowings outstanding as of November 2, 2024, for every 100-basis point change in interest rates, our annual interest expense could change by $26 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 2, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during our most recent fiscal quarter ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2024 THIRD QUARTER FORM 10-Q | 51

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

52 | 2024 THIRD QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended November 2, 2024, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(2)
				(in millions)
August 4, 2024 to August 31, 2024	—	$—	—	$201
September 1, 2024 to October 5, 2024	108	$348.93	—	$201
October 6, 2024 to November 2, 2024	—	$—	—	$201
Total	108		—
(1)	Includes shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under the Plans.
(2)	Reflects the dollar value of shares that may yet be repurchased under our Share Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1

During the three months ended November 2, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:

On October 7, 2024, Eri Chaya, President, Chief Creative & Merchandising Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 110,000 shares of RH’s common stock beginning January 6, 2025. The arrangement’s expiration date is May 2, 2026.

PART II. OTHER INFORMATION	2024 THIRD QUARTER FORM 10-Q | 53

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X

54 | 2024 THIRD QUARTER FORM 10-Q	PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2024	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 12, 2024	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: December 12, 2024	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2024 THIRD QUARTER FORM 10-Q | 55