Form 10-K
period 2025-02-01
RH
filed 2025-04-02
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025

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

As of August 2, 2024, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $3,863,761,131. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 28, 2025, 18,728,456 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 1, 2025.

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, not be short term and may recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections titled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.

We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we expect or affect us or our operations in the way we expect, or that future developments affecting us will be those that we have anticipated. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Risk Factors Summary

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows, including those highlighted in this Risk Factors Summary. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business. As a result, the following summary risks do not contain all of the information that may be important to you, and you should read them together with the more detailed discussion of risks that affect our business disclosed under the section entitled Risk Factors.

Risks Related to Our Business

We are undertaking a large number of business initiatives at the same time, including international expansion and exploring opportunities to expand into new categories and complementary businesses, and if such initiatives are not successful, they may have a negative effect on our results of operations.

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

We may be adversely affected if we fail to successfully and timely deliver merchandise to customers and manage our supply chain commensurate with demand.

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

Our results of operations may be harmed if we encounter issues with our fulfillment centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network or if we are not able to fulfill orders and deliver our merchandise to customers in an effective manner.

We are subject to risks related to our reliance upon independent third-party transportation providers for our product shipments.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing and sources of capital on reasonable terms and we have elected to raise substantial amounts of capital through debt, which exposes our business to risks related to obligations of indebtedness.

If we lose key personnel or are unable to hire qualified personnel, our business may be harmed.

Material damage to, or interruptions in, our information systems, including as a result of cybersecurity breaches or cyber fraud, could have a material adverse effect on our business or results of operations.

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

We may be unsuccessful in identifying attractive acquisition opportunities or completing or realizing the expected benefits of acquisition opportunities that we pursue.

Changes to estimates or projections used to assess the fair value of assets, or results of operations that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

Risks Related to Ownership of Our Common Stock

Our common stock price may be volatile or decline regardless of our operating performance.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a transaction involving a change in control of us, even if doing so would benefit our stockholders.

Our Certification of Incorporation and Bylaws contain provisions that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose a different judicial forum for disputes with us or our directors, officers or employees.

We do not expect to pay any cash dividends for the foreseeable future.

We face various risks in connection with our share repurchase program.

The terms of our outstanding indebtedness may delay or hinder an otherwise beneficial takeover attempt of us.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA	FORM 10-K | iii

General Risks

Changes to accounting rules or regulations may adversely affect our results of operations.

Expectations of us relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

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

iv | FORM 10-K	SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

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

Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States and Canada as well as in the United Kingdom, Germany,
Belgium and Spain and we have an integrated RH Hospitality experience in 21 of our Design Gallery locations, which includes restaurants and wine bars.

Key Value-Driving Strategies

In order to achieve our long-term strategies of product transformation, platform expansion and cash generation as well as drive growth across our business, we are focused on the following key strategies and business initiatives:

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and we believe their desirability and exclusivity have enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Contemporary, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Beginning with the mailing of our RH Interiors Sourcebook in the fall of 2023 and with additional Sourcebook mailings throughout 2024, we have introduced the most prolific collection of new products in our history. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

Gallery Transformation. Our products are elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market in North America will unlock the value of our vast assortment, generating an expected annual revenue opportunity for our business of $5 to $6 billion. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into many of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

Brand Elevation. Our strategy is to move the brand beyond curating and selling product to conceptualizing and selling spaces, by building an ecosystem of Products, Places, Services and Spaces that establishes the RH brand as a global thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of the RH Guesthouse New York in September 2022 and are in the process of constructing our second RH Guesthouse in Aspen. In June 2023, we opened RH England, The Gallery at the Historic Aynho Park, a 400-year-old landmark estate representing the most inspiring and immersive physical expression of the brand to date. RH England marked the beginning of our global expansion beyond North America. Additionally, we offer bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH1 & RH2, our private jets; and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose both new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

PART I	FORM 10-K | 1

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand strength of RH. As such, we are actively pursuing the expansion of the RH brand globally, which began with the opening of RH England, RH Munich and RH Düsseldorf in 2023, followed by the opening of RH Brussels in March 2024 and RH Madrid in June 2024. We are also under construction in Paris, London and Milan in inspiring spaces that will celebrate the heritage of the historic structures and will integrate full expressions of our hospitality experiences. In addition, we plan to open RH Sydney, The Gallery in Double Bay, in Australia in the coming years.

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally, our multiyear effort began with the reimagination of our Center of Innovation to incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation. Externally, our strategy comes to life digitally through The World of RH, an online portal where customers can explore and be inspired by the depth and dimension of our brand. We expect to continue to elevate the customer experience on The World of RH with further enhancements to content, navigation and search functionality. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be. We are making meaningful investments to elevate and differentiate our online experience with plans to upgrade our website throughout 2025.

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

Facility—We have built the RH Center of Innovation, a facility that supports the entire product development process from ideation to presentation across all channels.

Our proprietary organization, process and facility enhance our ability to introduce more new products with each collection. In addition, our product development platform, sourcing capabilities and significant scale enable us to reduce our product costs.

Sales Channels

We distribute our products through a fully integrated sales platform comprising our retail locations, including RH Galleries and Waterworks Showrooms, in addition to our websites, Sourcebooks, Trade, Contract and Outlets. We believe the level of integration among all of our channels and our approach to the market distinguish us from other retailers. We encourage our customers to shop across our channels, which complement one another, and have aligned our business and internal organization to be channel agnostic.

2 | FORM 10-K	PART I

Retail Locations

As of February 1, 2025, our retail locations comprise RH Galleries, RH Interior Design Office and Waterworks Showrooms:

		AVERAGE SELLING
	COUNT	SQUARE FOOTAGE (1)
RH
North America
Design Galleries(2)	33	34,100
Legacy Galleries	27	7,500
Modern Gallery	1	12,800
Baby & Child and TEEN Galleries	2	3,300
Interior Design Office	1	3,000
Total RH retail locations—North America	64
Europe Design Galleries	5	23,400
Total RH retail locations	69
Waterworks Showrooms	14	4,300
Total retail locations	83
(1)	Calculated based on total selling square footage divided by total locations. Selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.
(2)	We have an integrated RH Hospitality experience in 21 of our Design Galleries and in our one RH Guesthouse.

Our Galleries reinforce our luxury brand aesthetic and are highly differentiated from other home furnishings retailers. We have revolutionized the customer experience by showcasing products in a sophisticated lifestyle setting, consistent with the imagery and product presentation featured within our websites and Sourcebooks. Products in our Galleries are presented in fully appointed rooms, emphasizing collections over individual pieces. This presentation inspires our customers to consider purchasing a full collection of products to replicate the design aesthetic experienced in our Galleries. In addition, our employees use iPads and other devices to allow customers to shop our entire merchandise assortment while in a retail location.

We believe situating our Galleries in desirable locations, such as iconic buildings and luxury retail shopping centers, is critical to the success of our business. New sites are identified based on a variety of store-specific factors, including unique architecture, geographic location, demographics, and proximity to affluent consumers. We pursue a market-based sales strategy whereby we assess each market’s overall sales potential and how best to approach the market across all of our channels. We maximize our retail location square footage, as well as Sourcebook circulation, to capitalize on each market’s sales potential and increase our return on invested capital.

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

First, we have strategically designed our Design Galleries as innovative and adaptable formats, allowing us to accelerate the introduction of our disruptive product assortments and immersive retail experiences into the market. We will continue to refine and evolve these formats based on key insights from recent openings, such as RH Palo Alto and RH Newport Beach. Most Design Galleries encompass approximately 30,000 to 50,000 square feet of selling space, seamlessly integrating our hospitality offerings while showcasing our product collections across multiple categories. These Galleries also house interior design offices and presentation rooms where our designers collaborate with clients to bring their projects to life.

Second, we will continue to develop and open larger bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York, Chicago and San Francisco. These iconic locations reinforce our long-term competitive advantage and establish a market presence that we believe is difficult to replicate. We opened our first bespoke international location, RH England, The Gallery at the Historic Aynho Park, in June 2023, and we plan to further expand this concept across the U.S. and Europe. Upcoming bespoke locations include RH Paris, The Gallery on the Champs-Élysées and RH London, the Gallery in Mayfair.

Third, we will continue to open smaller scale Design Galleries and bespoke Design Galleries in neighborhoods, towns and small cities where the wealthy and affluent live, visit and vacation. These locations are thoughtfully tailored to reflect the local culture and are proportionate to each market’s potential. Examples include RH Yountville and RH Montecito, along with forthcoming openings in Aspen and Manhasset. Additionally, we debuted our first Interior Design Office in Palm Desert, California, in December 2024.

The pace of our Gallery openings is influenced by multiple factors, including market conditions and strategic priorities. We also continue to extend our international footprint, with agreements in place for Design Galleries in select markets outside of North America, including France, the United Kingdom, Italy and Australia. This global expansion aligns with our broader vision of establishing RH as a leading luxury lifestyle brand worldwide.

4 | FORM 10-K	PART I

Our retail location square footage metrics and activity were as follows:

	YEAR ENDED
	FEBRUARY 1,		FEBRUARY 3,
	2025		2024
		TOTAL		TOTAL
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	84	1,378	81	1,286
RH Design Galleries
Newport Beach	1	60.1	—	—
Raleigh	1	37.6	—	—
Cleveland	1	33.1	—	—
Palo Alto	1	32.5	—	—
Brussels	1	27.7	—	—
Madrid	1	8.3	—	—
Montecito	1	4.8	—	—
England	—	—	1	35.1
Munich	—	—	1	26.4
Düsseldorf	—	—	1	19.6
Indianapolis (relocation)	—	—	—	7.6
RH Legacy Galleries
Plano	(1)	(9.6)	—	—
Costa Mesa	(1)	(7.9)	—	—
Cleveland	(1)	(7.1)	—	—
Newport Beach	(1)	(7.0)	—	—
Mission Viejo	(1)	(6.9)	—	—
Santa Barbara	(1)	(6.9)	—	—
Palo Alto	(1)	(6.1)	—	—
Raleigh	(1)	(4.7)	—	—
Detroit (relocation)	—	—	—	1.5
Short Hills (relocation)	—	—	—	0.1
RH Baby & Child and TEEN Gallery
Corte Madera	(1)	(1.8)	—	—
RH Interior Design Office
Palm Desert	1	3.0	—	—
Waterworks Showroom
Atlanta (relocation)	—	—	—	2.0
End of period	83	1,527	84	1,378
Total square footage at end of period(2)		2,097		1,901

PART I	FORM 10-K | 5

(1)	Represents retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Includes approximately 89,000 square feet as of fiscal 2024 related to three owned retail locations and approximately 56,000 square feet as of fiscal 2023 related to two owned retail locations.

(2)	Includes approximately 142,000 square feet as of fiscal 2024 related to three owned retail locations and approximately 100,000 square feet as of fiscal 2023 related to two owned retail locations.

Weighted-average square footage and selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period, and were as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Weighted-average square footage	2,007	1,796
Weighted-average selling square footage	1,458	1,318

In addition to the retail locations, we operate one RH Guesthouse with approximately 13,800 selling square feet.

The following list shows the number of retail locations in each U.S. state and foreign country where we operate as of February 1, 2025:

LOCATION	COUNT	LOCATION	COUNT	LOCATION	COUNT
Alabama	1	Michigan	1	Utah	1
Arizona	2	Minnesota	1	Virginia	2
California	17	Missouri	1	Washington	1
Colorado	2	Nevada	1	District of Columbia	1
Connecticut	3	New Jersey	2	Belgium	1
Florida	6	New York	4	Canada	4
Georgia	2	North Carolina	2	Germany	2
Illinois	3	Ohio	3	Spain	1
Indiana	1	Oklahoma	1	United Kingdom(1)	2
Kansas	1	Oregon	1
Louisiana	1	Pennsylvania	2
Maryland	1	Tennessee	1
Massachusetts	2	Texas	6	Total	83
(1)	The United Kingdom retail locations include an RH Design Gallery and a Waterworks Showroom.

We continually analyze opportunities to selectively consolidate retail locations in connection with openings of our Design Galleries or close retail locations that have been under-performing or are no longer consistent with our brand positioning. In many cases, we continue to operate a retail location until our lease has expired in order to effect the closure in a cost-efficient manner.

Websites

Our primary RH websites, rh.com, rhbabyandchild.rh.com and rhteen.rh.com, provide our customers with the ability to purchase RH merchandise online. Waterworks products are sold online through the waterworks.com and rh.com websites.

6 | FORM 10-K	PART I

Our websites allow our customers to experience the unique lifestyle settings reflected in our Sourcebooks and throughout our Galleries and Showrooms, and to shop all of our current product assortment. We update our websites regularly to reflect new products, product availability and occasional special offers.

The RH websites also offer room-based navigation, which allows the customer to envision and shop items by room or by product, expanding on the richness of the online experience. Customers can search the websites for products by size or color, browse through our extensive product categories and see detailed information about each item and collection, such as dimensions, materials and care instructions. Additionally, customers can select swatches and view merchandise displayed with different color, finish and material options.

Sourcebooks

We produce a series of catalogs, which we refer to as Sourcebooks, to showcase our merchandise assortment. Our Sourcebooks include RH Interiors, RH Contemporary, RH Modern, RH Outdoor, and RH Baby & Child and TEEN. Our Sourcebooks are one of our primary branding and advertising vehicles. We have found that merchandise assortments displayed in our Sourcebooks contribute to increased sales of those products across all of our channels. As in our Galleries, our Sourcebooks present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Sourcebooks also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Sourcebooks is coordinated in-house in our RH Center of Innovation, providing us greater control over the brand image presented to our customers, while also reducing our Sourcebook production costs.

We distribute our Sourcebooks throughout countries in which we operate. Our customers respond to the Sourcebooks across all of our channels, with sales trends closely correlating to the assortments that we emphasize and feature prominently in our Sourcebooks, Galleries and websites. Our Sourcebooks, in concert with our websites, are a cost-effective means to test new products, and allow us to launch categories in a disciplined, expeditious and cost-effective manner. We continue to evaluate and optimize our Sourcebook strategy based on our experience.

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

Trade and Contract

In the Trade channel, we work directly with residential interior designers and decorators purchasing products for their clients’ residential projects. We also sell directly to consumers who make purchases with the assistance of their residential interior designer or decorator. Our Contract channel supplies products to large-scale, luxury hospitality, commercial and residential development projects globally, working directly with hotel ownership groups and brands, commercial property owners, single-family and multi-family builders and developers and their ecosystem of architecture, interior design and purchasing business partners. These channels enable us to reach new business customers and the consumers they influence.

Outlet Stores

Our outlet stores are branded as RH Outlet or Restoration Hardware Outlet and are typically located in outlet malls, power centers, and freestanding locations. Our outlet stores serve as a key part of our reverse logistics platform and provide an efficient means to sell primarily returned merchandise and, to a lesser extent, discontinued and overstock merchandise outside of our core sales channels. As of February 1, 2025, we operated 40 outlet stores, including one outlet location in the United Kingdom.

PART I	FORM 10-K | 7

Marketing and Advertising

Our Galleries, websites and Sourcebooks are the primary branding and advertising vehicles for the RH brand. In addition, we employ a variety of marketing and advertising techniques to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted Sourcebook circulation, email communications, promotional mailings, print advertisements, and public relations activities and events. We use our customer database to tailor our programs and increase the efficiency of our marketing and promotional initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investment. Additionally, we operate certain brand-elevating assets that also serve as advertising vehicles for the RH brand, including RH Guesthouse New York; RH England, The Gallery at the Historic Aynho Park; RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH1 & RH2, our private jets available for charter; and RH3, our luxury yacht available for charter.

The highly differentiated design aesthetic and environment of our Galleries drives customer traffic not only to our physical spaces but also to our websites. Our Sourcebooks and targeted emails further reinforce the RH brand image and drive sales across all of our channels. We also participate in a wide range of other marketing, promotional and public relations activities. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as in-Gallery events related to new Gallery openings. In addition, we engage in print advertising in brand-relevant publications such as Architectural Digest, Elle Decor, T: The New York Times Style Magazine, WSJ. Magazine, Business of Home, Luxe Interiors + Design, C Magazine and others. We believe that these efforts drive increased brand awareness, leading to higher sales over time.

RH Members Program

The RH Members Program reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day on products available on the RH platform, in addition to other benefits, including complimentary design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card. The RH Members Program excludes purchases through Outlets, Trade, Contract and Hospitality, as well as directly from Waterworks. The RH Members Program allows our customers to shop for what they want, when they want, and receive the greatest value, which has resulted in orders and sales being more evenly distributed throughout the year. During fiscal 2024, our members drove approximately 98% of sales in our core RH business, and we had approximately 265,000 members at year-end. We believe our membership model enhances the customer experience, renders our brand more valuable, improves operational execution and reduces costs.

Sourcing

Our sourcing strategy focuses on identifying and using vendors that can provide the quality materials and fine craftsmanship that our customers expect of our brand. We work closely with vendors and manufacturers to ensure that our high standards of quality and timely delivery of merchandise are met. We seek to ensure the consistent quality of our manufacturers’ products by selectively inspecting pre-production samples, conducting periodic site visits to certain of our vendors’ production facilities and selectively inspecting inbound shipments at our distribution facilities. In fiscal 2024, we sourced 77% of our purchase dollar volume from 28 vendors, and one vendor accounted for 16% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2024, 72% of our products were sourced from Asia, including 35% from Vietnam, 23% from China and the remainder predominantly from Indonesia and India, 18% from North America, including 10% from the United States, as well as 10% from Europe and other countries. In addition, we operate a manufacturing facility in North Carolina that produces a number of our upholstery collections.

Distribution and Delivery

We manage the distribution and delivery of our products through our distribution centers. We currently operate four fulfillment centers servicing RH products, which are located strategically in markets throughout the United States. We have one fulfillment center in the United States servicing Waterworks products. In addition, we have one third-party distribution center in Europe and continue to develop our supply chain strategy in connection with our global expansion.

We operate portions of our home delivery services in 27 key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We offer a white glove home delivery service for our larger merchandise and furniture categories, where third-party personnel deliver smaller items to the location of our customers’ choice. We believe we have dramatically enhanced the customer experience while reducing return rates, damages and deliveries per order by enhancing the quality of our delivery providers through metric-based accountability standards.

8 | FORM 10-K	PART I

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

We compete with a number of home furnishings retailers, including national and regional businesses, as well as new market participants that operate predominantly online. We also compete with the interior design trade and specialty stores, as well as antiques dealers and other merchants that provide unique items and custom-designed products at higher price points. Many of our competitors seek to compete with us by offering products that are similar to our merchandise at lower price points. Certain of our competitors are larger and have greater financial, marketing and other resources than us. However, many smaller specialty retailers may lack the financial resources, infrastructure, scale and national brand identity necessary to compete effectively with us. As we continue to expand our business globally, we will face new competitors.

Our People

RH is guided by our vision, values and beliefs, which shape our culture, inform our decisions and drive our long-term strategy. As a vision-led organization, we are committed to our core values—People, Quality, Service, and Innovation. Our unique culture is embodied by our team members and reflected in everything we do. Our success and future growth rely on our dedication to these values, which shape every facet of our organization.

RH is an equal-opportunity employer committed to meritocratic hiring. Our goal is to ensure the right person is in every role across our organization. We believe that a workforce that reflects a range of skills, experiences and backgrounds aligned with our culture, values and business needs, enhances our performance. Our distinctive culture attracts highly talented individuals who share our core values.

Our commitment to equity is upheld through a strict non-discrimination policy governing all aspects of employment, including recruitment, hiring, training, promotion, compensation, job assignments, benefits, transfers, discipline and discharge.

We are committed to maintaining the highest standards to ensure the safety, health, and well-being of our team members and guests in every environment we operate. We also hold our vendors to these same principles, requiring adherence to our Product Partner Code of Conduct, which can be found on the Investor Relations section of our website at ir.rh.com under “Governance—Environmental, Social & Governance.”

Certain headcount data was as follows:

	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(approximate)
Total team members(1)	6,340	5,960	6,180
Retail and Outlet team members	2,290	2,210	2,090
Hospitality team members	1,880	1,520	1,580
Part-time team members	650	630	720
(1)	None of our team members are represented by a union, and we have had no labor-related work stoppages.

PART I	FORM 10-K | 9

Environmental, Social and Governance

Our environmental, social and certain other governance efforts are implemented through our environmental, social and governance (“ESG”) programs, which are designed to align our approach to ESG issues with the interests of our people, customers and shareholders and their respective ESG concerns. Further details regarding our ESG programs can be found on the Investor Relations section of our website, located at ir.rh.com under “Governance—Environmental, Social & Governance.”

Intellectual Property

The “RH,” “Restoration Hardware,” “RH Interiors,” “RH Contemporary,” “RH Modern,” “RH Outdoor,” “RH Baby & Child,” “RH TEEN,” “RH Beach House,” “RH Ski House,” “RH Rugs,” “RH Guesthouse,” “The World of RH” and “Waterworks” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including rh.com, restorationhardware.com, rhmodern.rh.com, rhbabyandchild.rh.com, rhteen.rh.com, rhbeachouse.com, rhskihouse.com, rhguesthouse.com, waterworks.com and others that include our trademarks. These domain names are perpetually renewable.

We own design patents or pending design patent applications to protect the ornamental appearance of several of our products. These design patents are generally valid for 15 years from their date of issuance. We own copyrights, including copyright registrations or pending applications, for our websites and our Sourcebooks. We believe that our trademarks, domain names, design patents, and copyrights have significant value, and we vigorously protect them against infringement.

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

Where You Can Find More Information

We are required to file or furnish annual, quarterly and current reports, proxy statements and other information as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, who file electronically with the SEC at sec.gov.

10 | FORM 10-K	PART I

We maintain public internet sites at rh.com and restorationhardware.com and make available, free of charge, through these sites our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The charters for our Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct, our Corporate Governance Guidelines and Code of Ethics for Chief Executive Officer and Senior Financial Officers and other related materials, including press releases and other information about financial performance, are available on our websites. We may use our websites as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information on our websites is not part of this Annual Report.

Our Investor Relations Department can be contacted at RH, 15 Koch Road, Corte Madera, California 94925, Attention: Investor Relations; telephone: 415-924-1005; e-mail: investorrelations@rh.com.

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

We are undertaking a large number of new business initiatives at the same time, including efforts to expand our business through (i) international expansion, (ii) product transformation and platform expansion, and (iii) launching new business initiatives, such as real estate development and the expansion of RH Hospitality, including by constructing our second RH Guesthouse in Aspen.

We opened RH England in June 2023, RH Munich and RH Düsseldorf in November 2023, RH Brussels in March 2024 and RH Madrid in June 2024. We have introduced a number of new product categories such as RH Modern, expanded the RH Hospitality offering, which includes integrated restaurants and wine bars in a number of our Galleries and in our Guesthouse, as well as other innovations such as our private jets, RH1 and RH2, and our luxury yacht, RH3. We are also investing in other new business initiatives, including business acquisitions and investments in joint ventures, such as those related to real estate development projects.

We can provide no assurances that customers will respond favorably to, or that we will successfully execute on, such business initiatives or that we will be successful in expanding our operations into any new geographies, businesses and product lines.

In particular, any new businesses we enter or expansion of our existing business into new markets, both domestically and internationally, may expose us to additional operational risks, such as risks related to political, social and economic instability and disruptions, government import and export controls, economic sanctions, embargoes or trade restrictions, the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures, risk to theft of proprietary information and/or intellectual property, currency fluctuation, supply chain and product sourcing, new regulatory regimes applicable to our products and increased compliance costs, including costs associated with compliance and disclosure, operational requirements and costs related to operating in new jurisdictions, difficulties in staffing and managing multi-national operations, including our locations and employees, limitations on our ability to enforce legal rights and remedies, potentially adverse tax consequences, and access to, or control of, networks and confidential information due to local government controls and vulnerability of local networks to cyber risks. We may be unsuccessful in adapting our operations to address such risks and we may determine to curtail and/or slow our international expansion initiative. If we are unable to successfully manage the risks associated with expanding our business internationally or adequately manage operational risks of our existing international operations, there could be a material adverse effect on our growth in global markets, our reputation and prospects, our consolidated results of operations, financial position and cash flows.

As of February 1, 2025, we have an integrated RH Hospitality experience in 21 of our Gallery locations, including restaurants and wine bars, and based on the success of our hospitality offering to date, we plan to incorporate an integrated RH Hospitality offering in many of the new Galleries that we open in the future. In addition, we have one RH Guesthouse in New York and are constructing our second RH Guesthouse in Aspen. Although we have experienced a number of positive business outcomes from the RH Hospitality operations, there can be no assurance that these benefits will be sustained, that we will avoid operational or other complications from the hospitality business or that new aspects of our hospitality offering such as the launch of Guesthouses will be successful.

12 | FORM 10-K	PART I

We often have incurred, and may in the future incur, substantial upfront costs for new business initiatives before we realize any corresponding revenue with respect to such initiatives. For example, as we continue to develop and invest in new business initiatives, such as the introduction of Guesthouses and the redevelopment of historical buildings into larger format bespoke Design Galleries in select major metropolitan markets, we may devote significant financial resources to a particular location before it opens to customers and generates revenue. Additionally, the amount of lead time and cost involved in the development of such initiatives may be greater than anticipated. If our future business initiatives do not achieve expected customer acceptance or generate sufficient revenues upon opening, we may not be able to recover the costs of our investment.

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

We have experienced significant fluctuations in the growth of our business in the past and may continue to experience wide fluctuations in our quarterly performance. We are currently engaged in a number of growth initiatives, including investments to elevate our brand, transform our products, expand our platform and improve our customer experience. There can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties that may have a material negative impact on our growth and profitability. In addition, these initiatives may have near-term material negative impacts on our growth and profitability as we incur costs or pursue strategies that may not contribute to our profits and margins until future periods, if at all. Some factors affecting our business, including macroeconomic conditions and government policies, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the global economic environment. For example, we believe that the pandemic and the resulting trends in housing and consumption patterns drove increased demand in our business during a substantial portion of the pandemic, while the demand for home furnishings has since decreased as consumer demand has shifted into other areas such as travel and leisure. In addition, our rates of revenue growth have sharply fluctuated from quarter-to-quarter and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including the overall economic and general retail sales environment as well as factors affecting the housing market, such as high interest rates and mortgage rates, housing prices, the pace of housing construction, secondary market transactions in the housing market and other activities in the housing sector.

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

14 | FORM 10-K	PART I

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

PART I	FORM 10-K | 15

As a luxury brand, we rely on a number of initiatives to sustain our image and to promote our products in the marketplace. Our physical retailing presence, primarily in the form of our Galleries, is one of the most important initiatives that we use to display our product offerings. We also use our website and other digital efforts, as well as our Sourcebooks, to showcase a larger portion of our assortment. We continue to adjust and refine our strategy based on a variety of factors, including the success of the various initiatives that we adopt. Expenditures on our Sourcebook strategy have historically represented a substantial portion of our expense in advertising and promoting our business. We are adjusting our strategies with respect to the use of Sourcebooks, including the frequency and scope of mailings, the format of the Sourcebooks and the use of Sourcebooks as an advertising and promotional tool, including with respect to prospecting for new customers. There can be no assurance that we will be successful as we make changes to optimize our Sourcebook strategy. Future increases in shipping rates, paper costs or printing costs would have a negative impact on our results of operations to the extent that we are unable to offset such increases through increased sales or by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems, or by using alternative direct-mail formats.

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

Based on total dollar volume of purchases for fiscal 2024, 72% of our products were sourced from Asia, including 35% from Vietnam, 23% from China and the remainder predominantly from Indonesia and India, 18% from North America, including 10% from the U.S., as well as 10% from Europe and other countries. In addition, some of the merchandise we purchase from vendors in the U.S. also depends, in whole or in part, on vendors located outside the U.S. As a result, our business highly depends on global trade, as well as any trade and other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones, and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations, whether in connection with new products we introduce, or new production manufacturing locations added to our supply chain, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we do not rely on long-term contracts with our vendors and generally transact business with them on an order-by-order basis.

16 | FORM 10-K	PART I

Many of our imported products are subject to existing duties, tariffs and other similar trade restrictions that may limit the quantity or affect the price of some types of goods that we import into the U.S., United Kingdom, Canada and Europe. We typically seek to reduce our exposures to any anti-dumping duties by minimizing our sourcing of products from countries where anti-dumping duties apply, however, such duties may apply to our products in the future, which in turn may cause us to reconsider sourcing certain targeted product groupings. In addition, substantial regulatory uncertainty exists regarding international trade relations and trade policy. An introduction of new duties, tariffs, quotas or other similar trade restrictions, or increases in existing duties or tariff rates, on products imported into the U.S., United Kingdom, Canada and Europe, whether actual, pending or threatened, may have a negative impact on our results of operations. Significant uncertainty exists as to whether and when tariffs may be reduced or imposed, and what countries may be implicated. Given that we cannot reasonably predict the timing or outcomes of trade actions by the U.S. government or other countries, the impact of such actions on our business and results of operations remains uncertain. Additionally, such uncertainties, even if not directly applicable to our imported products, may have a negative influence on the domestic and international economy generally and indirectly reduce market demand for our products.

Recent events, including the U.S. presidential election, have resulted in substantial regulatory uncertainty regarding international trade and trade policy. For example, President Trump and members of the U.S. Congress have called for substantial changes to tax policies, including the possible implementation of a border tax. The Trump administration has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the introduction of new or increased import duties or tariffs with respect to products from a number of different countries. The U.S. has imposed or proposed the imposition of new tariffs on products imported into the U.S. from a number of countries, including China, Mexico, Canada and other countries and could propose additional tariffs or increases to those already in place. A significant subset of our products sourced from China has been affected by increased tariffs imposed in 2018, 2019 and 2025 and may be subject to further increased tariffs. We rely upon vendors outside of the U.S. for the substantial majority of our products. The possible implementation of a border tax or new or increased tariffs could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products outside the U.S., which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our results of operations. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our vendors seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. Customs and Border Protection or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain merchandise. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results.

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

PART I	FORM 10-K | 17

Our dependence on foreign imports makes us vulnerable to other risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our U.S. distribution centers; product quality control charges; trade restrictions, including without limitation trade sanctions and the loss of “most favored nation” trading status by our foreign trading partners with the U.S.; work stoppages, including without limitation as a result of events such as longshoremen strikes; transportation issues and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the U.S. or Europe; freight cost increases; political unrest; foreign government regulations; increased labor costs and other similar factors that might affect the operations of our vendors in or transacting with third parties in specific countries, such as China, Russia, Ukraine and the Middle East; and other restrictions resulting from geopolitical tensions.

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

18 | FORM 10-K	PART I

Our results may be adversely affected by fluctuations in raw materials, energy and transportation costs and currency exchange rates.

Increases in the prices of the components and raw materials used in our products and other costs such as transportation could negatively affect the sales of our merchandise and our product margins. For example, in recent periods the cost of sourcing our products has come under pressure from increased prices for raw materials and shipping, and tariffs and other trade restrictions and other costs. Our business may also be affected by changes in currency exchange rates and as we expand our business internationally, we may be increasingly exposed to risks related to currency values. Changes in prices for raw materials, energy and transportation and fluctuations in currency exchange rates are dependent on a number of factors beyond our control, including macroeconomic factors that may affect commodity prices (including prices for oil, lumber and cotton); changes in supply and demand; general economic conditions; rising interest rates; inflation; significant political events; labor costs; natural disasters, including as a result of climate change; duties and tariffs and other similar factors. Depending on the nature of changes in these different factors that affect our business, we may experience an adverse impact on our business for different reasons, such as increased costs of operation or lower demand for our products. Changes in the value of the U.S. dollar relative to foreign currencies, including the Vietnamese dong and Chinese yuan, may increase our vendors’ cost of business and ultimately our cost of goods sold, selling, general and administrative expenses, as well as our other expenses. If we are unable to pass such cost increases on to our customers or the higher cost of the products results in decreased demand for our products, our results of operations could be harmed.

We are subject to risks associated with occupying substantial amounts of space, including future increases in occupancy costs. We are pursuing various alternatives to traditional leasing arrangements of our Gallery locations that may subject us to a range of risks related to real estate development, including risks related to construction and development of locations, risks related to the financing of commercial real estate and the market for commercial real estate.

We lease nearly all of our retail locations, our outlet stores, our corporate headquarters, other storage and office space, and our distribution and home delivery facilities. The initial lease term of our retail locations generally ranges from ten to fifteen years, and certain leases contain renewal options for anywhere from ten to twenty-five years. The initial lease term for one of our Design Galleries is forty-six years and contains a renewal option for five years. Most leases for our retail locations provide for a minimum rent, typically including escalating rent amounts, plus a percentage rent based upon sales after certain minimum thresholds are achieved, as well as common area maintenance charges, real property insurance and real estate taxes.

We are currently pursuing several other models for the transformation of our real estate beyond a traditional leasing approach, including a real estate development model, a joint venture model and a capital light model. While these alternative models are designed to achieve superior financial returns to traditional real estate lease structures for a retail business, some of these new ways of operating will expose us to a range of different risks. Various aspects of our multi-tier real estate strategy may expose us to new forms of risk versus our traditional leasing model. Our strategies include, (1) our real estate development model where we expect either to do a sale-leaseback transaction or to pre-sell the property and structure the transaction such that the capital to build the project is advanced by the buyer during construction, (2) various joint venture approaches, where we share the upside of the development with third parties such as the developer/landlord and (3) our “capital light” leasing deals, where a substantial portion of the capital requirement would be funded by the landlord.

In fiscal 2020, we entered into equity method investments in connection with real estate development initiatives in Aspen, Colorado with a third-party real estate development partner (the “Aspen Development Partner”). The investments include properties that will be developed into retail locations, hospitality concepts, residential developments and workforce housing projects. We have also selected Aspen as the location to develop the first RH Ecosystem inclusive of an RH bespoke Design Gallery, RH Guesthouse, RH Bath House & Spa, RH Restaurants and our first RH Residences. We are currently constructing our RH Guesthouse in Aspen. We plan to operate the RH branded businesses and be a real estate investor and partner for the remaining properties.

In fiscal 2022, we entered into additional real estate joint venture transactions with entities affiliated with our Aspen Development Partner with respect to various properties that we expect will ultimately be developed and may in numerous instances be leased in whole or in part by RH now or in the future for new RH Galleries or other RH business concepts.

PART I	FORM 10-K | 19

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

Several of our new real estate development strategies expose us to additional risks related to operating in commercial real estate from a development perspective. Such risks include the cost and financing of the acquisition of real estate interests, market risks related to real estate prices, the time and costs related to developing real estate projects, including construction and development risks and other factors that affect the commercial real estate industry more generally. We have not historically operated directly in all phases of real estate development, including managing all aspects of construction of large-scale real estate projects. With respect to a number of our Gallery development projects, we are broadly undertaking increased development risk with respect to our real estate investments and have experienced development cost overruns, construction delays and other negative factors which could expose us to increased downside risks as we continue to pursue these strategies, such as operational and financial challenges related to later than expected openings of new Galleries as well as substantial increases in our costs.

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

A number of factors that affect our ability to successfully open new Galleries within the time frames or cost parameters that we initially target or optimize our store footprint are beyond our control, and these factors may harm our ability to execute our strategy to transform our real estate, which may negatively affect our results of operations.

We are focused on sizing our assortments and our Galleries to the potential of the market by adjusting the square footage and number of Galleries on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected Galleries in these or adjacent markets. In addition, we have developed alternative Design Gallery formats with varying sizes that are suited to many smaller and mid-sized North American markets, and we are testing this approach as we open new Galleries in different new locations. We intend to continue to open bespoke Design Galleries in important second home markets and larger bespoke Design Galleries in top domestic and international markets. We also expect to continue to open smaller Interior Design Offices in some new markets. When we introduce new Galleries in a particular market or make changes to or close existing Galleries, we must make a series of decisions regarding the size and location of new Galleries (or the existing Galleries slated to undergo changes or closure), the impact to our business of the change or closure on our other existing Galleries in the area, or being without a Gallery presence or “out of the market” in an area when we close a Gallery.

20 | FORM 10-K	PART I

We have experienced delays in opening some new Galleries and may experience further delays in the future. We also have incurred higher than expected levels of capital and other expenditures associated with the opening of some of our new Gallery locations. In addition, construction costs and the price of construction materials have increased substantially in recent years. While we are adopting various measures to improve the efficiency and effectiveness of our real estate development efforts with respect to opening new Galleries, the strategies may not be effective or have the effects that we anticipate. Any of the above challenges or other similar impediments could delay or prevent us from completing store openings and adversely affect the return on investment that we target from these initiatives. To the extent that we experience delays in the opening of a store or cost overruns, our results of operations will be negatively affected as we could incur various costs during a delay without associated store revenue at such location and such delays and increased costs could impact our overall return on investment and profit goals for some locations. Unfavorable economic and business conditions and other events could also interfere with our plans to expand or modify store footprints. Changes in regulation or increases in building or construction costs, including with respect to the cost of building materials, could result in unanticipated increases in real estate development costs or delays in the completion of our real estate projects. Our failure to effectively address challenges such as those listed above could adversely affect our ability to successfully open new Galleries or change our store footprint in a timely and cost-effective manner and could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to successfully optimize and operate our fulfillment centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network, or if we are not able to fulfill orders and deliver our merchandise to our customers in an effective manner, our business and results of operations will be harmed.

Our business depends upon the successful operation of our fulfillment centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network, as well as upon our order management and fulfillment services. The efficient flow of our merchandise requires that our facilities have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from any growth of our business.

We are continually engaged in efforts to improve the quality of our customer experience as well as productivity and efficiency, which includes making changes to the way in which we operate our fulfillment centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network. There can be no assurance, however, that any of these efforts will be successful or that we will not encounter additional difficulties in achieving higher levels of customer satisfaction.

We also are engaged in initiatives to introduce new products and to optimize our merchandise assortment and inventory levels to meet current and future demand, and in order to realize the anticipated benefits of such initiatives, we have focused on optimizing the use of our fulfillment centers, furniture home delivery centers and outlets. For example, we have consolidated our fulfillment center network and reconfigured our furniture home delivery centers in order to streamline our operations. Not all of these initiatives have worked in the manner that we originally anticipated and in some instances the investments we have made in changes to our home delivery have not returned corresponding benefits commensurate with the costs to us. While we believe that these efforts will allow us to more efficiently manage our inventory and optimize our uses of capital, in the short term, such strategies may result in additional costs, including increased freight costs and lease early termination fees. Furthermore, in the past, during periods of significant customer growth and demand, our fulfillment centers often run at capacity. If we fail to accurately anticipate the future capacity requirements of our fulfillment centers, we may experience delays and difficulties in fulfilling orders and delivering merchandise to customers in a timely manner. We also may be unable to remedy such issues quickly due to operational difficulties, such as disruptions in transitioning fulfillment orders to the new fulfillment facilities, competition for distribution facility space and problems associated with operating new facilities or reducing the size and changing functions of existing facilities. These difficulties can result in a negative experience for our customers and could have a material adverse effect on our results of operations.

PART I	FORM 10-K | 21

We currently rely upon independent third-party transportation providers for the majority of our product shipments, which subjects us to certain risks.

We currently rely upon independent third-party transportation providers for product shipments from our vendors to our fulfillment centers, home delivery centers and retail locations and to our customers outside of certain areas. Our utilization of third-party delivery services for shipments is subject to risks, including increases in rates and fuel prices, which would increase our shipping costs, as well as strikes, work stoppages, port closures, disruption to shipping routes and inclement weather, which may impact shipping companies’ abilities to provide delivery services that adequately meet our shipping needs. For example, strikes or even threat of strikes involving longshoreman and clerical workers at ports in the past have completely shut down such ports for periods of time, impacting retail and other industries. If we change shipping companies, or are forced to reroute our shipments, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such changes. Moreover, we may not be able to obtain terms as favorable as those received from the third-party transportation providers we currently use, which in turn would increase our costs. Any of the foregoing risks, if realized, could have a material adverse effect on our business, financial condition and results of operations.

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

We have historically relied on the availability of debt financing as one primary source of capital in order to fund our operations, including borrowings under our revolving line of credit under our ABL Credit Agreement (as defined under the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations). We have also incurred indebtedness to finance other strategic initiatives, including our share repurchase programs, and we may continue to incur indebtedness to support such initiatives in the future.

On October 20, 2021, Restoration Hardware Inc. (“RHI”), a wholly owned subsidiary of RH, entered into the Term Loan Credit Agreement (as defined under the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations) with respect to an initial term loan in an aggregate principal amount equal to $2,000 million with a maturity date of October 20, 2028. On May 13, 2022, RHI entered into the 2022 Incremental Amendment (as defined under the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations) with respect to incremental term loans in an aggregate principal amount equal to $500 million with a maturity date of October 20, 2028 (collectively, with the initial $2,000 million raised pursuant to the Term Loan Credit Agreement, the “Term Debt”). Our existing indebtedness, including the Term Debt and any other indebtedness we may incur in the future, could have significant consequences on our future operations and financial results, including:

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

22 | FORM 10-K	PART I

Our ABL Credit Agreement and Term Debt contain various restrictive covenants, including, among others, limitations on the ability to incur liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions, or enter into transactions with affiliates. These restrictive covenants may limit the amount of borrowings available to us under our ABL Credit Agreement and our operational and financial flexibility. We may face financial and contractual consequences to the extent we are not able to maintain our compliance with such covenants, which could have a material adverse effect on our business, financial condition and results of operations.

We will have significant capital requirements for the operation of our business in the near term if we are to continue to pursue all of our current business initiatives. We have substantial capital requirements related to investments in our business, our real estate strategy, our international expansion, the development of new businesses and our significant number of concurrent initiatives. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2024, our adjusted capital expenditures were $282 million in aggregate, net of cash related to landlord tenant allowances of $28 million. In addition, we also received tenant allowances under finance leases subsequent to lease commencement of $4.8 million, which are reflected as a reduction to principal payments under finance leases within financing activities on the consolidated statements of cash flows. We expect to continue to incur significant capital expenditures in respect of new Galleries and other initiatives in fiscal 2025, but the exact scope of our capital plans in future fiscal years, including fiscal 2025, will depend on a variety of factors such as the level of gross capital expenditures that we undertake in our business, the amount of any proceeds from the sale of assets, including sales of real estate, and the way that our business performs. Our capital expenditures in connection with our expansion plans and other investments may require us to rely significantly on our existing credit facilities and other sources of financing, which could increase our exposure to various risk, including the availability of adequate capital to fund our investments. We may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities.

At various times we have elected to incur substantial levels of aggregate indebtedness in connection with our business, including in connection with our share repurchase program. Although we have previously been successful in reducing such indebtedness due in part to the strong cash flow of our business, we may in the future elect to incur further debt in addition to the $2.5 billion of Term Debt that we borrowed. Existing and future increases in debt and in the aggregate level of our indebtedness could expose us to greater risks in the event of a financial or operational downturn or other events, including unanticipated adverse developments that affect our financial performance or the ability to access financial markets. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital. Our ability to raise funds will depend in part on the capital markets and our financial condition at such time and we cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may not be able to meet our payment obligations under our convertible senior notes and other debt obligations. We may also be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

In addition, while we anticipate that we should be able to repay our debt maturities as they come due, there can be no assurance that we will have sufficient financial resources at the maturity of any specific indebtedness, whether upon its stated maturity or otherwise. If we cannot generate sufficient cash to meet our debt obligations or fund our other business needs, we may, among other things, need to refinance our debt, obtain additional financing, delay planned capital expenditures or sell assets. We may not be able to generate sufficient cash through any of the foregoing. If we are not able to arrange financing to repay our debt obligations, or to extend the maturities of existing debt, otherwise refinance our obligations or raise funds as needed, we may experience a material adverse effect on our business and operations.

PART I	FORM 10-K | 23

Our business is dependent on certain key personnel; if we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

The success of our business depends upon our ability to retain certain key personnel, particularly our Chairman and Chief Executive Officer, Gary Friedman, and our ability to attract and retain additional qualified key personnel in the future. We have experienced a number of changes in our senior leadership in recent years and face risks related to losses of key personnel, particularly in key senior leadership positions. Any disruption in the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. These changes could also increase the volatility of our stock price.

Many of our key personnel periodically travel together while on company business. We do not have a policy that prohibits key officers and directors from flying together, whether flying commercially or in our corporate aircraft. We face risks related to any loss of key personnel that might arise as a result of such travel arrangements. In addition, we do not maintain key man life insurance policies on any of our key personnel. As a result, we may not be able to cover the financial loss we may incur by losing the services of any of our key personnel.

Competition for qualified employees and personnel is intense, particularly in the retail and hospitality industry. In addition, in the San Francisco Bay Area, where our headquarters are located, there is a high cost of living and vigorous competition for qualified personnel. The process of identifying personnel with the combination of skills and attributes required to carry out our goals is often lengthy and the cost of securing the right talent can be substantial. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified senior leadership, marketing and sales personnel, and store managers, and upon the continued contributions of these people. In addition, our complex operations require the services of qualified and experienced senior leadership personnel with expertise in areas that include information technology and supply chain management. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, we are pursuing a dynamic business model which is subject to a number of new business initiatives as we seek to optimize our business and financial performance. As a result of the ongoing evolution of our business, we frequently implement changes to our organizational design in order to more closely align our senior leadership structure with the needs of the business. In connection with such changes to our senior leadership structure, we also implement changes in personnel and reductions in force, which may result in us incurring severance costs and other reorganization charges and expenses. Changes in our organizational structure may also have an impact on retention of personnel.

Inasmuch as our success depends in part upon our ability to attract, motivate and retain a sufficient number of store and other employees who understand and appreciate our corporate culture and customers, turnover in the retail industry and food and beverage industry is generally high. Excessive turnover will result in higher employment costs associated with finding, hiring and training new employees. If we are unable to hire and retain store and other personnel capable of consistently providing a high level of customer service, our ability to open new Galleries, service the needs of our customers and expand our hospitality business may be impaired, the performance of our existing and new Galleries and operations could be materially adversely affected and our brand image may be negatively impacted.

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

24 | FORM 10-K	PART I

Over the last several years, there has been a substantial increase in the scope of reported cybersecurity threats and attacks. During this time, we have experienced numerous cybersecurity threats and have had to expend increasing amounts of human and financial capital to address this issue. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers and may be breached due to error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive data. Because techniques used to obtain unauthorized access to networks, or to sabotage systems, are constantly evolving and generally are not recognized until launched against a target, we may be unable to anticipate applicable threats or vulnerabilities in our systems and processes and may fail to implement adequate preventative measures. We expect that these cybersecurity threats will continue and that the scope of sophistication of these efforts may increase in future periods. While we aim to remediate known vulnerabilities and identified breaches on a timely basis, and to adopt countermeasures to address risks, we do not expect that our efforts will eliminate these risks or result in a 100% success rate in thwarting attacks. Any failure to address vulnerabilities or breaches in a timely and comprehensive matter, including shortcomings in our efforts to timely replace and upgrade network equipment, servers, or other technological assets, could result in a serious adverse event with respect to our systems and business operations.

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

In addition, for our business to function successfully, we and other market participants must be able to handle and transmit confidential and personal information securely, including in customer orders placed through our website. That information includes data about our customers, including personally identifiable information and credit card information, as well as sensitive information about our vendors and workforce, including social security numbers and bank account information. Various jurisdictions have enacted additional laws and regulations to protect consumers against identity theft, including laws governing the treatment of personally identifiable information. For example, in California, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes requirements on companies handling data of California residents. The California Privacy Rights Act, which became effective January 1, 2023, amends and expands the CCPA, including by expanding consumer’s rights in their personal information and creating a new governmental agency to interpret and enforce the statute.

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

PART I	FORM 10-K | 25

These laws have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amount in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, results of operations and financial condition could be adversely affected. We may also incur legal costs if we are required to defend our methods of collection, processing and storage of personal data. Investigations, lawsuits, or adverse publicity relating to our methods of handling personal data could result in increased costs and negative market reaction. We expect that new laws, regulations and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, consumer communications and information security in the U.S., the U.K, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. If our systems, or those of third parties on whom our business depends, are damaged, interrupted or subject to unauthorized access, information about our customers, vendors or workforce could be stolen or misused. Any security breach could expose us to risk of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business. We may be subject to one or more claims or lawsuits related to the intentional or unintentional release of confidential or personal information, including personally identifiable information about our customers, vendors or workforce. In addition to the possibility of fines, lawsuits and other claims, we could be required to expend significant resources to change our business practices or modify our service offerings in connection with the protection of personally identifiable information, which could have a material adverse effect on our business. Any breach could also cause consumers to lose confidence in the security of our website and information technology systems and choose not to purchase from us.

We are also subject to payment card association rules and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to payment card industry data security standards, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. In addition, if our internal systems are breached or compromised, we may be liable for card reissuance costs, subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our customers, and our business and operating results could be adversely affected.

We currently maintain insurance to protect against cybersecurity risks and incidents. However, there can be no assurance that such insurance coverage will be available in the future on commercially reasonable terms or at commercially reasonable rates. In addition, insurance coverage may be insufficient or may not cover certain cybersecurity losses and liability.

We face product-related liability risks and certain of our products may be subject to recalls or other actions by regulatory authorities, and any such recalls or similar actions could have a material adverse effect on our business and reputation.

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

26 | FORM 10-K	PART I

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nevertheless, our products have in the past been, and may in the future be, subject to recall for product safety and compliance reasons. Our efforts to address the sources of these product recalls, including those due to products sourced from our vendors, may not be successful and we may continue to face additional product recalls. Concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims. To the extent future product recalls create a negative public perception of our business, we could face reputational harm or could be subject to elevated levels of legal claims. There can be no assurance that we will have the benefit of adequate insurance or payments from third parties, including our product vendors, in order to address losses and expenses that we may incur in connection with product recalls. Not all of the costs and expenses that we have previously incurred in connection with product recalls have been covered by insurance or reimbursement from third parties, including our product vendors. We and our product vendors may be unable to obtain such insurance, or the insurance may be prohibitively expensive and any coverage that is available may be inadequate to cover costs we incur in connection with product recalls.

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

Claims and legal proceedings may involve arbitration, mediation, private litigation, class action matters, derivative claims, internal and governmental investigations and enforcement matters. We are subject to regulatory oversight and legal enforcement by a range of government and self-regulatory organizations, including federal, state and local governmental bodies both within the U.S. and in other jurisdictions where we operate such as, among others, the Equal Employment Opportunity Commission, the CPSC, the Federal Trade Commission, U.S. Customs and Border Protection, the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Department of Labor, the SEC, FINRA, the NYSE, the Department of Justice and numerous state and local governmental authorities, including state attorney generals and state agencies. Litigation against us, depending on the outcome of such claims, could lead to further claims and proceedings, including on new and otherwise unrelated matters, for example, by attracting the attention of plaintiff’s firms or of regulators.

PART I	FORM 10-K | 27

In the past, we have faced certain securities litigation matters, including securities class action cases that were consolidated by the court and certain related legal proceedings and various governmental investigations, including with respect to trading in our securities. Currently, we face a number of legal proceedings in connection with our business, including numerous cases for which plaintiffs are seeking class action status in areas such as wage and hour and employment practices. We may face similar legal proceedings and claims in the future. Legal proceedings and investigations often involve complex factual, legal and other issues, which are subject to risks and uncertainties, and which could require significant leadership time that could otherwise be focused on our operations. Furthermore, legal proceedings and investigations where the related matters under review involve members of our leadership team could distract our senior leadership from the operation of our business, damage the reputation of our leadership team and otherwise materially adversely affect our operations and leadership morale. Litigation, investigations and other claims and regulatory proceedings against or involving members of our senior leadership team or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation. We maintain insurance for legal proceedings, but there can be no assurance that such insurance will be available for the payment of all or any portion of the costs associated with any particular investigation, legal proceedings or other claims against us, or that coverage under any such insurance will be adequate to fund the full cost of any such legal proceedings, including the costs of investigation, defense and resolution of any such legal proceedings.

Third parties have in the past asserted, and may in the future assert, intellectual property claims against us, particularly as we expand our business to include new products and product categories, and expand in new geographic markets, where intellectual property laws and rights differ. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert senior leadership resources. We currently rely on a combination of copyright, trademark, patent, trade dress and unfair competition laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our intellectual property rights. We believe that our trademarks, copyrights (including in photographs in our Sourcebooks and on our website), and other proprietary rights are important to identifying and differentiating our brand and certain of our products from those of our competitors. We have from time to time encountered third parties selling products substantially similar to our products or misrepresenting that the products such retailers were selling were our products. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of our rights by others, including imitation of our products and misappropriation of our images and brand, particularly in jurisdictions that do not have strong intellectual property protection or in which we do not have strong rights. In the event that we are unable to assert and maintain intellectual property protection with respect to our products and services, the value of our brand could be diminished, and our competitive position could suffer.

Compliance with laws, including laws relating to our business activities outside of the U.S., may be costly, and changes in laws could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous federal and state laws and regulations, including labor and employment, customs, sanctions, truth-in-advertising, consumer protection, e-commerce, privacy, health and safety, real estate, environmental and zoning and occupancy laws, intellectual property laws and other laws and regulations that regulate retailers and hospitality providers or otherwise govern our business. In addition, to the extent we expand our operations as a result of engaging in new business initiatives or product lines, pursuing our multi-tier real estate strategy or expanding into new international markets, we may become subject to new regulations and regulatory regimes. We may need to continually reassess our compliance procedures, personnel levels and regulatory framework in order to keep pace with the numerous business initiatives that we are pursuing, and there can be no assurance that we will be successful in doing so. If the regulations applicable to our business operations were to change or were violated by us or our vendors or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, detentions, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and harm our business and results of operations. In addition to increased regulatory compliance requirements, changes in laws could make the ordinary conduct of our business more expensive or require us to change the way we do business. In addition, as a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. Changes to laws or regulations in the U.S. or foreign jurisdictions where we have employees or operations, including laws and regulations regarding environmental or social practices including in connection with greenhouse gas emissions and other environmental matters, could result in increased direct compliance costs, increased transportation costs or reduced availability of raw materials (or may cause our vendors to raise the prices they charge us because of increased compliance costs).

28 | FORM 10-K	PART I

The U.S. and foreign laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, limit or restrict the products or services we sell, or subject our business to the possibility of regulatory actions or proceedings. The U.S. Foreign Corrupt Practices Act, and other similar laws and regulations, generally prohibit companies and their intermediaries from making improper payments to foreign governmental officials for the purpose of obtaining or retaining business. While our policies mandate compliance with applicable laws and regulations, including anti-bribery laws and other anti-corruption laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on global earnings and could increase the nominal and effective U.S. corporate tax rate. The Organization for Economic Cooperation and Development proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Changes in tax laws based upon Pillar II or other proposals could have an adverse impact on our effective tax rate, income tax expense and cash flows.

We may be unsuccessful in identifying attractive acquisition opportunities or, to the extent that we pursue attractive acquisition opportunities, we may be unsuccessful in completing or realizing the expected benefits of such acquisitions.

We may pursue growth opportunities by acquiring value-creating, add-on businesses, solutions or technologies through strategic acquisitions, investments or partnerships that we believe will broaden our existing position and market reach. We have completed several such acquisitions in recent years. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our leadership team from our current operations. If we choose to acquire businesses in the future, there can be no assurance that we will be able to find suitable businesses to purchase, acquire such businesses on acceptable terms, or realize the benefits of any acquisition we pursue or that any of the businesses which we acquire will meet our objectives. If we are unsuccessful in any such acquisition efforts, then our ability to continue to grow at rates we anticipate could be adversely affected. The success of any completed acquisition will depend on our ability to effectively manage the business after the acquisition.

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

Our total assets include intangible assets with an indefinite life, goodwill, tradename, trademarks and domain names, patents, copyrights, trade secrets, and substantial amounts of property and equipment and lease right-of-use assets. We evaluate these long-lived assets for possible impairment annually or earlier if impairment indicators exist and make certain estimates and projections in connection with the impairment analyses for these long-lived assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges were significant, our results of operations would be adversely affected. For example, in the third quarter of fiscal 2024, we recognized long-lived asset impairment charges of $19 million for our two Design Galleries in Germany due to the asset carrying value of each location exceeding the estimated fair market value of the long-lived assets over their respective remaining lease terms, both of which end in 2027 (refer to “Impairment” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report).

PART I	FORM 10-K | 29

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

negative publicity, including short seller reports;

natural or man-made disasters or other similar events, including global health emergencies and the impact of climate events;

issuances or expected issuances of capital stock; and

global economic, legal and regulatory changes unrelated to our performance.

In the future, we may issue our securities in connection with financings or acquisitions. The number of shares of our common stock issued in connection with financings or acquisitions could result in dilution to our shares of common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could adversely affect the price of our common stock and impair our ability to use common stock or other instruments linked to our common stock as a means of obtaining future financing.

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

30 | FORM 10-K	PART I

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

Our Certificate of Incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the “Court of Chancery”) is the sole and exclusive forum for any stockholder (including a beneficial owner) to bring:

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

PART I	FORM 10-K | 31

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

Our Bylaws contain provisions that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We adopted these exclusive forum provisions in our Bylaws in order to avoid having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As a result, there is uncertainty as to whether a court would enforce the exclusive form provision in our Bylaws with respect to Securities Act claims. Our Bylaws further provide that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the exclusive forum provision. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

We do not expect to pay any cash dividends for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock and do not anticipate that we will pay any such cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

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

We repurchased approximately 3.7 million shares of our common stock during fiscal 2022 pursuant to our share repurchase program at an average price of approximately $269 per share, for an aggregate repurchase amount of approximately $1.0 billion. We repurchased approximately 3.9 million shares of our common stock during fiscal 2023 pursuant to our share repurchase program at an average price of approximately $321 per share, for an aggregate repurchase amount of approximately $1.3 billion. We did not repurchase any shares of our common stock during fiscal 2024 and the remaining amount outstanding and available under our share repurchase program is $201 million. During fiscal 2022, we also repurchased $237 million of principal value of convertible senior notes in privately negotiated transactions and terminated all of the outstanding convertible note bond hedges and repurchased all of the outstanding warrants that had been previously issued in connection with the final two series of convertible senior notes.

32 | FORM 10-K	PART I

Although we believe that our previous decisions regarding the allocation of capital to repurchase common stock have been very beneficial to our investors, there can be no assurance that any decisions to allocate capital to the repurchase of our shares of common stock or other equity linked instruments will be a beneficial long-term decision for investors in our common stock or that we will receive the benefits from these repurchases that we anticipate. We may face a variety of risks associated with allocation of capital to the repurchase of our securities, including the incurrence of substantial indebtedness to fund such repurchases, the possibility that prices at which we purchase securities will not represent a good investment for our remaining securities holders or the possibility that the capital allocated to such repurchases may mean that adequate funds are not available for other aspects of our business. The amount, timing and execution of our share repurchase program and other repurchases of equity linked instruments from time to time may fluctuate based on our priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment of debt. Changes in our business operations and financial results, regulatory and other legal developments, including potential changes in tax laws, could also impact our share repurchase program and other capital allocation activities.

The terms of our outstanding indebtedness may delay or hinder an otherwise beneficial takeover attempt of our Company.

The terms of our outstanding indebtedness, including our outstanding Term Debt and the indebtedness under our ABL Credit Agreement, provide that we may be required to repay all of such outstanding indebtedness in connection with certain change in control transactions. These features of our outstanding indebtedness, including the financial implications of any renegotiation of the above-mentioned terms, could delay or prevent a change of control, whether or not it is desired by, or beneficial to, our stockholders, may result in the acquisition of our Company on terms less favorable to our stockholders than it would otherwise be, and are likely to require us to pay a portion of the consideration available to us in such a transaction to holders of our outstanding indebtedness.

General Risks

Changes to accounting rules or regulations may adversely affect our results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. It is difficult to predict the impact of future changes to accounting principles or current accounting practice and the exact impact of such changes may not be what we anticipate. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. For example, we adopted Accounting Standards Update 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in fiscal 2022, the adoption of which materially impacted our consolidated financial statements since we no longer separately present in equity an embedded conversion feature of our convertible senior notes and are required to determine our net income per share under the if-converted method. For information regarding recently issued accounting pronouncements, refer to “Recently Issued Accounting Standards” within Note 3—Significant Accounting Policies in our consolidated financial statements within Part II of this Annual Report.

PART I	FORM 10-K | 33

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

We are subject to income taxes in the U.S. and certain foreign jurisdictions. We record income tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets, including net operating loss carryforwards. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, timing of the utilization of net operating loss carryforwards, changes in the valuation allowance for deferred taxes or changes to existing accounting rules or regulations.

34 | FORM 10-K	PART I

Our operations are subject to risks of natural or man-made disasters, acts of war, terrorism or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected by natural or man-made disasters or other similar events, including as a result of climate change, floods, hurricanes, earthquakes, widespread illness, fires, loss of power, interruption of other utilities, industrial accidents, social unrest and riots. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of disasters, including fires and earthquakes that could disrupt our operations and affect our results of operations, and there is evidence that extreme weather, extended droughts and shifting climate patterns have intensified the frequency and severity of wildfires in California. Many of our vendors are also located in areas that may be affected by such events. Moreover, geopolitical or public safety conditions which affect consumer behavior and spending, economic conditions, global trade or overall business conditions may adversely affect our business. Terrorist attacks, armed conflict such as what has occurred in Ukraine and the Middle East, or other hostilities, or threats thereof, in the U.S. or in other countries around the world, as well as future events occurring in response to or in connection with such events and circumstances, could again result in reduced levels of consumer spending or other adverse effects on business conditions. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

The pandemic had a widespread impact on our customers and on our merchandise supply chain as well as the overall business climate in the U.S. and globally. Future large-scale crises, whether involving public health or other issues, may result in similar adverse effects or additional challenges that we may not be able to anticipate, including changes in consumer behavior, the pace of economic activity, or other similar issues which could negatively affect our business, results of operations or financial condition.

If in the future we encounter difficulties associated with any of our facilities or if any of our facilities were to shut down for any reason, including as a result of a natural disaster, we could face shortages of inventory resulting in backorders, significantly higher costs and longer lead times associated with distributing our products and the inability to process orders in a timely manner or ship goods to our customers. Further, any significant interruption in the operation of our customer service centers could also reduce our ability to receive and process orders and provide products and services to our Galleries and customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand and have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

Risk Management and Strategy

Managing cybersecurity risks is an important component of our approach to enterprise risk management. As part of our overall risk management system, we have established certain procedures to assess, identify, mitigate and respond to risks from cybersecurity threats. We have regular programs to evaluate cybersecurity threats and to assess our systems, procedures and processes in order to identify areas of potential vulnerability and to improve our protection against evolving cybersecurity threats. We use the Center for Internet Security’s Critical Security Controls framework in our regular assessment of cybersecurity risks with respect to our information systems, including vulnerability management, access controls, infrastructure hardening, employee training and evaluation of external threats, including in connection with potential data breaches, ransomware and other forms of unauthorized access.

PART I	FORM 10-K | 35

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

36 | FORM 10-K	PART I

ITEM 2.     PROPERTIES

Leased Properties

Gross square footage of our leased properties as of February 1, 2025 was as follows:

		LEASED GROSS
		SQUARE FOOTAGE
	COUNT	(approximate, in thousands)
Retail locations(1)(2)	80	2,321
Outlets	40	1,274
(1)	Retail locations include the Design Galleries, Legacy Galleries, Modern Gallery, Baby & Child and TEEN Galleries, Interior Design Office and Waterworks Showrooms. Refer to “Retail Locations” within Item 1—Business.
(2)	Excludes location count and leased gross square footage for owned properties.

Our leased fulfillment centers, home delivery center locations and corporate facilities occupied as of February 1, 2025 were as follows:

LEASED SQUARE FOOTAGE
LOCATION	(approximate, in thousands)
RH Fulfillment Centers
Patterson, California	1,501
Baltimore, Maryland	1,788
Ontario, California	1,001
West Jefferson, Ohio(1)	1,224
Home Delivery Center Locations(2)	1,317
Waterworks Fulfillment Center
Brookfield, Connecticut	160
Corporate Facilities
Corte Madera, California(3)	263
Pinole, California(4)	200
Danbury, Connecticut(5)	40
Other(6)	355
(1)	Customer service center and home delivery operations are also performed at this location.
(2)	Includes total approximate leased square footage for 21 separate home delivery center locations.
(3)	Location of RH Headquarters and certain customer service operations. Also includes approximately 10,000 square feet of warehouse space.
(4)	Represents warehouse space.
(5)	Location of Waterworks Headquarters.
(6)	Includes a number of other operational facilities, including primarily manufacturing operations, as well as customer service operations and storage.

We believe that our current offices and facilities are in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future.

For additional information regarding leases, refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 10—Leases in our consolidated financial statements within Part II of this Annual Report.

In addition to the above, we have one third-party fulfillment center and five third-party home delivery center locations in Europe.

PART I	FORM 10-K | 37

Owned Property

We own ten properties, seven of which are owned through our consolidated variable interest entities. Eight locations represent current or future RH locations and are included in the RH Segment, three of which are operational as of February 1, 2025. Two locations represent properties for the purpose of use by RH or others related to developing, operating and selling such properties, and are part of the Real Estate segment. Refer to Note 7—Variable Interest Entities in our consolidated financial statements within Part II of this Annual Report.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

38 | FORM 10-K	PART I

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades under the symbol “RH” on the NYSE.

The number of stockholders of record of our common stock as of February 1, 2025 was 12. This number excludes stockholders whose stock is held in nominee or street name by brokers.

No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 39

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of RH under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph and table compare the cumulative total stockholder return for our common stock during the five-year period ended February 1, 2025 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on January 31, 2020 in the common stock of RH, the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

300
200
100
0
January 31, 2020
January 29, 2021
January 28, 2022
January 27, 2023
February 2, 2024
January 31, 2025
RH
NYSE Composite Index
S&P Retailing Select Index

	JANUARY 31, 2020	JANUARY 29, 2021	JANUARY 28, 2022	JANUARY 27, 2023	FEBRUARY 2, 2024	JANUARY 31, 2025
RH	100.00	227.72	187.75	148.81	122.65	200.77
NYSE Composite Index	100.00	105.75	120.45	117.25	125.62	146.90
S&P Retailing Select Index	100.00	204.65	185.13	163.03	167.48	191.01

40 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Repurchases of Common Stock

During the three months ended February 1, 2025, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(2)
				(in millions)
November 3, 2024 to November 30, 2024	—	$—	—	$201
December 1, 2024 to January 4, 2025	4,237	$406.23	—	$201
January 5, 2025 to February 1, 2025	42	$413.95	—	$201
Total	4,279		—
(1)	Represents shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program (as defined in Note 16—Share Repurchase Program and Share Retirement in our consolidated financial statements within Part II of this Annual Report) authorized by the Board of Directors on October 10, 2018, and replenished on March 25, 2019 and June 2, 2022.

ITEM 6.     [RESERVED]

PART II — FINANCIAL STATEMENTS	FORM 10-K | 41

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

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources are presented in this section for fiscal 2024 and a comparison to fiscal 2023. The discussion for fiscal 2023 and fiscal 2022 has been omitted from this Annual Report, but is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024.

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

How We Assess the Performance of Our Business. This section discusses financial and operating measures that affect our results of operations, including net revenues, gross profit and gross margin, selling, general and administrative expenses, operating income and operating margin, and net income and the related non-GAAP measures, in addition to demand, EBITDA and adjusted EBITDA.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States and Canada as well as in the United Kingdom, Germany, Belgium and Spain and have an integrated RH Hospitality experience in 21 of our Design Gallery locations, which includes restaurants and wine bars.

42 | FORM 10-K	PART II — FINANCIAL STATEMENTS

We have recently undertaken efforts to introduce the most prolific collection of new products in our history, with a substantial number of new furniture and upholstery collections across RH Interiors, RH Modern, RH Contemporary, RH Outdoor, RH Baby & Child and RH TEEN. These new collections reflect a level of design and quality inaccessible in our current market, and a value proposition that we believe will be disruptive across multiple markets.

As of February 1, 2025, we operated the following number of locations:

COUNT
RH
North America
Design Galleries	33
Legacy Galleries	27
Modern Gallery	1
Baby & Child and TEEN Galleries	2
Interior Design Office	1
Total RH retail locations—North America	64
Europe Design Galleries	5
Total RH retail locations	69
Outlets	40
Guesthouse	1
Waterworks Showrooms	14

For more information on our Company and operations, refer to Item 1—Business.

Business Conditions

In recent years, our business has been negatively affected and limited by macroeconomic conditions, including high interest rates and mortgage rates, volatility in the global financial markets and the slowdown in the luxury home market as well as other negative factors related to the effects of lingering higher inflation and increased costs, including higher construction expenses.

Since the majority of our product assortment is imported from vendors outside the U.S., we also face uncertainty and risks related to tariffs and other trade policies, which may increase the costs of securing products from our vendors. Tariffs and other non-tariff trade practices and policies may adversely affect our business in other ways beyond increased costs for our products. We have taken steps to move our supply chain away from countries with higher tariff rates in favor of other jurisdictions, but these countermeasures may prove to be ineffective and the ability to predict tariff rates in different countries may be difficult as policies may change on short notice. Uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade might have an adverse effect on our business and results of operation and we may face challenges in implementing the optimal responses to changing trade conditions.

In addition, there is meaningful uncertainty related to the confluence of different macroeconomic factors that could influence business conditions in the U.S. While our expectation is that these different factors will moderate in the future, the timing and precise outlook for these improvements is uncertain. We also believe we have positioned the business to take advantage of any favorable progression in macroeconomic conditions.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors.

Key Value-Driving Strategies

In order to achieve our long-term strategies of product transformation, platform expansion and cash generation as well as drive growth across our business, we are focused on the following key strategies and business initiatives:

PART II — FINANCIAL STATEMENTS	FORM 10-K | 43

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and we believe their desirability and exclusivity have enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Contemporary, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Beginning with the mailing of our RH Interiors Sourcebook in the fall of 2023 and with additional Sourcebook mailings throughout 2024, we have introduced the most prolific collection of new products in our history. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

Gallery Transformation. Our products are elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market in North America will unlock the value of our vast assortment, generating an expected annual revenue opportunity for our business of $5 to $6 billion. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into many of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online, and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

Brand Elevation. Our strategy is to move the brand beyond curating and selling product to conceptualizing and selling spaces, by building an ecosystem of Products, Places, Services and Spaces that establishes the RH brand as a global thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of the RH Guesthouse New York in September 2022 and are in the process of constructing our second RH Guesthouse in Aspen. In June 2023, we opened RH England, The Gallery at the Historic Aynho Park, a 400-year-old landmark estate representing the most inspiring and immersive physical expression of the brand to date. RH England marked the beginning of our global expansion beyond North America. Additionally, we offer bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH1 & RH2, our private jets; and RH3, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose both new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal, and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform, and brand strength of RH. As such, we are actively pursuing the expansion of the RH brand globally, which began with the opening of RH England, RH Munich and RH Düsseldorf in 2023, followed by the opening of RH Brussels in March 2024 and RH Madrid in June 2024. We are also under construction in Paris, London and Milan in inspiring spaces that will celebrate the heritage of the historic structures and will integrate full expressions of our hospitality experiences. In addition, we plan to open RH Sydney, The Gallery in Double Bay, in Australia in the coming years.

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally, our multiyear effort began with the reimagination of our Center of Innovation to incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation. Externally, our strategy comes to life digitally through The World of RH, an online portal where customers can explore and be inspired by the depth and dimension of our brand. We expect to continue to elevate the customer experience on The World of RH with further enhancements to content, navigation and search functionality. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be. We are making meaningful investments to elevate and differentiate our online experience with plans to upgrade our website throughout 2025.

44 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Factors Affecting Our Results of Operations

We have experienced significant changes in our business from fiscal 2022 through fiscal 2024, including the impact of macroeconomic factors such as the pandemic, high interest and mortgage rates, increased inflation and volatility in the global financial markets and the slowdown in the housing market. We believe that the pandemic and the resulting trends in housing markets drove increased demand in our business during a substantial portion of the pandemic. However, the demand for home furnishings has decreased since the reopening of the economy after the peak of the pandemic and consumption patterns have shifted into other areas such as travel and leisure. We rely upon vendors outside the U.S. for the majority of our product assortment and we face resulting uncertainty and risks related to tariffs and other trade policies which may increase the costs of securing products from our vendors. Tariffs and other non-tariff trade practices and policies may adversely affect our business in other ways beyond increased costs for our products. Uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade might have an adverse effect on our business and results of operation and we may face challenges in implementing the optimal responses to changing trade conditions. Apart from the impact of macroeconomic factors on our business operations and on general economic conditions, below are certain factors that affect our results of operations.

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

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand and our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise to match market demand from our customers, leading to higher levels of customer back orders and lost sales. For example, a number of our vendors experienced delays in production and shipment of merchandise orders related to direct and indirect effects of the pandemic, as well as other geopolitical conflicts that have occurred in recent years. In addition, as we introduce new products and expand our merchandise assortments into new categories, we expect to experience delays in the production of some new offerings, as we have had similar experiences during prior periods when we adopted substantial newness in our business.

During the first half of fiscal 2022 we experienced increased net revenues due to fulfillment of orders generated in prior quarters as elements of our supply chain continued to catch up with customer demand. However, throughout fiscal 2023 and fiscal 2024 we experienced softening demand trends as compared to fiscal 2022. While we believe the majority of the supply chain dislocation has now been resolved, there can be no assurance as to the exact course that our supply chain will take and a number of factors could contribute to further complications in our supply chain, including increases in raw material costs related to inflation and other macroeconomic factors, including negative effects in countries where our vendors produce merchandise and the potential effect of tariffs imposed by the U.S. government. Based on total dollar volume of purchases for fiscal 2024, 72% of our products were sourced from Asia, including 35% from Vietnam, 23% from China and the remainder predominantly from Indonesia and India, 18% from North America, including 10% from the United States, as well as 10% from Europe and other countries.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 45

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

While the overall home furnishings market may be influenced by factors, such as employment levels, interest rates, demographics of new household formation and the affordability of homes for first-time home buyers, the higher-end of the housing market may be disproportionately influenced by other factors, including stock market prices, disruption in financial markets, the number of second and third homes being bought and sold, the number of foreign buyers in higher-end real estate markets, foreign currency volatility, inflation, tax policies and interest rates, and the perceived prospect for capital appreciation in higher-end real estate. Shifts in consumption patterns may also have an impact on consumer spending in the high-end housing market. We have in the past experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods. We expect the impact of such macroeconomic factors on our business may continue in future quarters. For more information, refer to Item 1A—Risk Factors—Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us may significantly impact our revenue and results of operations.

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

We also track “demand” in our business, which is an operating metric linked to the level of customer orders. Demand is an operating metric that we use in reference to the dollar value of orders placed (orders convert to net revenue upon a customer obtaining control of the merchandise) and excludes exchanges and shipping fees.

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

46 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

In addition, in recent periods we have experienced increased selling, general and administrative expenses, including asset impairments, non-cash compensation expense, reorganizations, legal settlements, product recalls, employer payroll taxes on CEO option exercises, professional fees associated with debt transactions and compensation settlement arrangements, as discussed in “Basis of Presentation and Results of Operations” below.

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

Refer to “Non-GAAP Financial Measures” below for further information.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 47

Basis of Presentation and Results of Operations

Our consolidated statements of income were as follows:

	YEAR ENDED
	FEBRUARY 1,	% OF NET	FEBRUARY 3,	% OF NET	JANUARY 28,	% OF NET
	2025	REVENUES	2024	REVENUES	2023	REVENUES

	(dollars in thousands)
Net revenues	$3,180,753	100.0%	$3,029,126	100.0%	$3,590,477	100.0%
Cost of goods sold	1,765,821	55.5	1,640,107	54.1	1,778,492	49.5
Gross profit	1,414,932	44.5	1,389,019	45.9	1,811,985	50.5
Selling, general and administrative expenses	1,092,345	34.4	1,022,948	33.8	1,089,828	30.4
Income from operations	322,587	10.1	366,071	12.1	722,157	20.1
Other expenses
Interest expense—net	230,601	7.2	198,296	6.6	113,210	3.2
Loss on extinguishment of debt	—	—	—	—	169,578	4.7
Other expense—net	3,395	0.1	1,078	—	30	—
Total other expenses	233,996	7.3	199,374	6.6	282,818	7.9
Income before taxes and equity method investments	88,591	2.8	166,697	5.5	439,339	12.2
Income tax expense (benefit)	4,799	0.2	28,261	0.9	(91,358)	(2.6)
Income before equity method investments	83,792	2.6	138,436	4.6	530,697	14.8
Share of equity method investments loss—net	11,380	0.3	10,875	0.4	2,055	0.1
Net income	$72,412	2.3%	$127,561	4.2%	$528,642	14.7%

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

48 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Net income	$72,412	$127,561	$528,642
Interest expense—net(1)	230,601	198,296	113,210
Loss on extinguishment of debt(1)	—	—	169,578
Other expense—net(1)	3,395	1,078	30
Income tax expense (benefit)(1)	4,799	28,261	(91,358)
Share of equity method investments loss—net(1)	11,380	10,875	2,055
Operating income	322,587	366,071	722,157
Asset impairments(2)	36,071	3,531	24,186
Non-cash compensation(3)	4,532	9,640	18,072
Reorganization related costs(4)	4,423	7,621	—
Legal settlements—net(5)	(9,375)	8,500	(4,188)
Recall accrual(6)	—	(1,576)	560
Employer payroll taxes on option exercises(7)	—	—	14,392
Professional fees(8)	—	—	7,469
Non-cash compensation related to consolidated VIEs(9)	—	—	4,470
Compensation settlements(10)	—	—	3,483
Gain on sale of building and land(11)	—	—	(775)
Adjusted operating income	$358,238	$393,787	$789,826
(1)	Refer to discussion “Fiscal 2024 Compared to Fiscal 2023” below for a discussion of our results of operations for the year ended February 1, 2025 and February 3, 2024. Information on the year ended January 28, 2023 (fiscal 2022) is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-K for the fiscal year ended February 3, 2024, filed with the SEC on March 28, 2024.
(2)	The adjustment in fiscal 2024 includes $19 million of long-lived asset impairment for our two Design Galleries in Germany (refer to “Impairment—Long-Lived Assets” within Note 3—Significant Accounting Policies in our consolidated financial statements), $17 million for property and equipment of Galleries under construction, as well as impairment of pre-acquisition costs related to an unsuccessful joint venture arrangement of $1.0 million. The adjustment in fiscal 2023 includes impairment of property and equipment of $2.2 million related to the interior refresh of our Design Galleries, as well as impairment of a loan receivable of $1.3 million. The adjustment in fiscal 2022 represents inventory impairment of $11 million to cost of goods sold and asset impairment of $12 million to selling, general and administrative expenses related to property and equipment of Galleries under construction, as well as lease impairment of $1.0 million due to the early exit of a leased facility to selling, general and administrative expenses.
(3)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(4)	Represents severance costs and related payroll taxes associated with reorganizations.
(5)	The adjustment in fiscal 2024 represents favorable legal settlements received of $10 million, partially offset by costs incurred in connection with one of the matters. The adjustment in fiscal 2023 represents certain legal settlements associated with class action litigation matters (refer to Note 19—Commitments and Contingencies in our consolidated financial statements). The adjustment in fiscal 2022 represents a favorable legal settlement associated with a lease agreement.
(6)	The adjustment in fiscal 2023 represents accrual adjustments related to product recall charges. The adjustment in fiscal 2022 represents charges associated with product recalls.
(7)	Represents employer payroll tax expense related to the option exercises by Mr. Friedman in fiscal 2022.
(8)	Represents professional fees contingent upon the completion of certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchase (refer to Note 11—Convertible Senior Notes in our consolidated financial statements).

PART II — FINANCIAL STATEMENTS	FORM 10-K | 49

(9)	Represents non-cash compensation attributed to the noncontrolling interest holder of our consolidated real estate joint ventures in fiscal 2022 based on the fair value of the noncontrolling interests upon the closing of such joint venture transactions (refer to “Consolidated Variable Interest Entities and Noncontrolling Interests” within Note 3—Significant Accounting Policies in our consolidated financial statements).
(10)	Represents compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary.
(11)	Represents gain on sale of building and land.

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Net income	$72,412	$127,561	$528,642
Adjustments pre-tax:
Asset impairments(1)	36,071	3,531	24,186
Non-cash compensation(1)	4,532	9,640	18,072
Reorganization related costs(1)	4,423	7,621	—
Legal settlements—net(1)	(9,375)	8,500	(4,188)
Recall accrual(1)	—	(1,576)	560
Loss on extinguishment of debt(1)	—	—	169,578
Employer payroll taxes on option exercises(1)	—	—	14,392
Professional fees(1)	—	—	7,469
Non-cash compensation related to consolidated VIEs(1)	—	—	4,470
Compensation settlements(1)	—	—	3,483
Gain on derivative instruments—net(2)	—	—	(1,724)
Gain on sale of building and land(1)	—	—	(775)
Subtotal adjusted items	35,651	27,716	235,523
Impact of income tax items(3)	(12,222)	(18,787)	(237,683)
Share of equity method investments loss—net(1)	11,380	10,875	2,055
Adjusted net income	$107,221	$147,365	$528,537
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents net gain on derivative instruments resulting from certain transactions related to the 2023 Notes and 2024 Notes, including bond hedge terminations and warrant and convertible senior notes repurchase (refer to Note 11—Convertible Senior Notes in our consolidated financial statements).
(3)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as the Federal Rehabilitation Tax Credit related to the San Francisco Design Gallery in fiscal 2023. The adjustments for fiscal 2024, fiscal 2023 and fiscal 2022 are based on adjusted tax rates of 13.7%, 24.2% and 21.7%, respectively.

50 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Net income	$72,412	$127,561	$528,642
Depreciation and amortization	130,191	118,989	108,588
Interest expense—net	230,601	198,296	113,210
Income tax expense (benefit)	4,799	28,261	(91,358)
EBITDA	438,003	473,107	659,082
Non-cash compensation(1)	44,185	39,382	43,544
Asset impairments(2)	36,071	3,531	24,186
Share of equity method investments loss—net(2)	11,380	10,875	2,055
Capitalized cloud computing amortization(3)	11,017	8,400	6,566
Reorganization related costs(2)	4,423	7,621	—
Other expense—net(2)	3,395	1,078	30
Legal settlements—net(2)	(9,375)	8,500	(4,188)
Recall accrual(2)	—	(1,576)	560
Loss on extinguishment of debt(2)	—	—	169,578
Employer payroll taxes on option exercises(2)	—	—	14,392
Professional fees(2)	—	—	7,469
Non-cash compensation related to consolidated VIEs(2)	—	—	4,470
Compensation settlements(2)	—	—	3,483
Gain on sale of building and land(2)	—	—	(775)
Adjusted EBITDA	$539,099	$550,918	$930,452
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(3)	Represents amortization associated with capitalized cloud computing costs.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 51

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Capital expenditures	$230,788	$269,356	$173,642
Landlord assets under construction—net of tenant allowances	51,538	25,368	51,369
Adjusted capital expenditures	282,326	294,724	$225,011

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $4.8 million, $2.4 million and $4.7 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, which are reflected as a reduction to principal payments under finance leases within financing activities on the consolidated statements of cash flows.

Fiscal 2024 Compared to Fiscal 2023

The results for fiscal 2024 and fiscal 2023 included fifty-two weeks and fifty-three weeks, respectively.

	YEAR ENDED
	FEBRUARY 1,			FEBRUARY 3,
	2025			2024
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$2,987,818	$192,935	$3,180,753	$2,835,617	$193,509	$3,029,126
Cost of goods sold	1,674,644	91,177	1,765,821	1,549,510	90,597	1,640,107
Gross profit	1,313,174	101,758	1,414,932	1,286,107	102,912	1,389,019
Selling, general and administrative expenses	1,015,831	76,514	1,092,345	944,365	78,583	1,022,948
Income from operations	$297,343	$25,244	$322,587	$341,742	$24,329	$366,071
(1)	The results for the Real Estate segment were immaterial in fiscal 2024 and fiscal 2023, thus, such results are presented within the RH Segment each period. Refer to Note 20—Segment Reporting in our consolidated financial statements. Additionally, all intercompany transactions are immaterial and have been eliminated.
(2)	RH Segment net revenues include outlet revenues of $258 million and $245 million in fiscal 2024 and fiscal 2023, respectively.

Net revenues

Consolidated net revenues increased $152 million, or 5.0%, to $3,181 million in fiscal 2024 compared to $3,029 million in fiscal 2023.

RH Segment net revenues

RH Segment net revenues increased $152 million, or 5.4%, to $2,988 million in fiscal 2024 compared to $2,836 million in fiscal 2023. The below discussion highlights several factors that resulted in an increase in RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for fiscal 2024 increased primarily due to higher revenue in our core business, driven by the introduction of new collections, and the nearly doubling of our Sourcebook circulation, as well as higher hospitality revenue as a result of new Gallery openings. We also recognized higher outlet revenue.

Fiscal 2023 included fifty-three weeks of results and the fifty-third week contributed approximately $50 million of net revenues, whereas fiscal 2024 included fifty-two weeks of results.

52 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Waterworks net revenues

Waterworks net revenues decreased $0.6 million, or 0.3%, to $193 million in fiscal 2024 compared to $194 million in fiscal 2023.

Gross profit

Consolidated gross profit increased $26 million, or 1.9%, to $1,415 million in fiscal 2024 compared to $1,389 million in fiscal 2023. As a percentage of net revenues, gross margin decreased 140 basis points to 44.5% of net revenues in fiscal 2024 compared to 45.9% of net revenues in fiscal 2023.

RH Segment gross profit

RH Segment gross profit increased $27 million, or 2.1%, to $1,313 million in fiscal 2024 compared to $1,286 million in fiscal 2023. As a percentage of net revenues, RH Segment gross margin decreased 140 basis points to 44.0% of net revenues in fiscal 2024 compared to 45.4% of net revenues in fiscal 2023. The decrease in RH Segment gross margin was partially due to deleverage in occupancy costs year over year due to higher expense related to our Galleries and supply chain in support of continued global expansion. Additionally, we experienced a decrease in product margin in the core and outlet business primarily driven by price adjustments and a higher mix of discontinued products.

Waterworks gross profit

Waterworks gross profit decreased $1.2 million, or 1.1%, to $102 million in fiscal 2024 compared to $103 million in fiscal 2023. As a percentage of net revenues, Waterworks gross margin decreased 50 basis points to 52.7% of net revenues in fiscal 2024 compared to 53.2% of net revenues in fiscal 2023.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $69 million, or 6.8%, to $1,092 million in fiscal 2024 compared to $1,023 million in fiscal 2023.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $71 million, or 7.6%, to $1,016 million in fiscal 2024 compared to $944 million in fiscal 2023. RH Segment selling, general and administrative expenses were 34.0% and 33.3% of net revenues in fiscal 2024 and fiscal 2023, respectively.

RH Segment selling, general and administrative expenses for fiscal 2024 included asset impairments of $19 million related to two Design Galleries in Germany, $17 million for property and equipment of Galleries under construction and $1.0 million related to pre-acquisition costs for an unsuccessful joint venture arrangement. In addition, in fiscal 2024 we had favorable net legal settlements of $6.2 million, non-cash compensation of $4.5 million related to an option grant made to Mr. Friedman in October 2020, as well as severance expense and other payroll related costs associated with a reorganization of $4.4 million.

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

RH Segment selling, general and administrative expenses would have been 32.7% and 32.3% of net revenues for fiscal 2024 and fiscal 2023, respectively, when excluding the adjustments to RH Segment selling, general and administrative expenses mentioned above. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by higher compensation costs, higher opening costs driven by new Gallery openings, most of which include hospitality, and additional advertising costs due to increased Sourcebook circulation year over year, partially offset by lower professional fees and other corporate costs.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses decreased $2.1 million, or 2.6%, to $77 in fiscal 2024 compared to $79 million in fiscal 2023.

Waterworks selling, general and administrative expenses for fiscal 2024 included $3.2 million related to a favorable legal settlement. Excluding the favorable legal settlement, Waterworks selling, general and administrative expenses would have increased 70 basis points to 41.3% of net revenues in fiscal 2024 compared to 40.6% of net revenues in fiscal 2023.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 53

Interest expense—net

Interest expense—net increased $32 million, or 16.3%, in fiscal 2024 compared in fiscal 2023, which consisted of the following:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Term loan interest expense	$201,848	$205,760
Finance lease interest expense	31,896	33,822
Asset based credit facility	5,228	—
Other interest expense	4,210	3,945
Capitalized interest for capital projects	(8,680)	(5,628)
Interest income	(3,901)	(39,603)
Interest expense—net	$230,601	$198,296

Other expense—net

Other expense—net consisted of the following:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Foreign exchange from transactions(1)	$2,731	$2,468
Foreign exchange from remeasurement of intercompany loans(2)	664	(1,390)
Other expense—net	$3,395	$1,078
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense

Our income tax expense and effective tax rates were as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(dollars in thousands)
Income tax expense	$4,799	$28,261
Effective tax rate	6.2%	18.1%

The decrease in our effective tax rate for the year ended February 1, 2025 compared to the year ended February 3, 2024 is primarily attributable to reporting lower net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024.

54 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement (as defined below).

Net debt and availability under the ABL Credit Agreement were as follows:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Asset based credit facility(1)	$200,000	$—
Term loan B(1)	1,935,000	1,955,000
Term loan B-2(1)	488,750	493,750
Convertible senior notes due 2024(1)	—	41,904
Notes payable for share repurchases	315	315
Total debt	$2,624,065	$2,490,969
Cash and cash equivalents	(30,413)	(123,688)
Total net debt(2)	$2,593,652	$2,367,281
Availability under the asset based credit facility—net(3)	$355,260	$447,693
(1)	Amounts exclude discounts upon original issuance and third-party offering and debt issuance costs.
(2)	Net debt as of February 1, 2025 and February 3, 2024 excludes non-recourse real estate loans of $18 million as of both periods, which are secured by specific real estate assets and the associated creditors do not have recourse against RH’s general assets.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $45 million in outstanding letters of credit as of both periods.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 55

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

56 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During fiscal 2024, adjusted capital expenditures were $282 million in aggregate, net of cash received related to landlord tenant allowances of $28 million. In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $4.8 million. We anticipate our adjusted capital expenditures to be $275 million to $325 million in fiscal 2025, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates and we may make adjustments to our allocation of capital in fiscal 2025 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

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

Cash Flow Analysis

Cash flows from operating, investing, and financing activities were as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$17,095	$202,214	$403,687
Net cash used in investing activities	(240,409)	(307,431)	(171,068)
Net cash provided by (used in) financing activities	130,586	(1,283,031)	(902,477)
Net decrease in cash and cash equivalents, restricted cash and restricted cash equivalents	(93,275)	(1,388,075)	(670,101)
Cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	30,413	123,688	1,511,763

PART II — FINANCIAL STATEMENTS	FORM 10-K | 57

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation and the effect of changes in working capital and other activities.

For fiscal 2024, net cash provided by operating activities was $17 million and consisted of net income of $72 million and an increase in non-cash items of $359 million, partially offset by a change in working capital and other activities of $415 million. The use of cash from working capital was primarily driven by an increase in merchandise inventory of $269 million, a decrease in operating lease liabilities of $90 million, an increase in landlord assets under construction, net of tenant allowances, of $52 million, a decrease in other current and non-current liabilities of $33 million, an increase in prepaid expense and other assets of $19 million and an increase in accounts receivable of $8.5 million. These uses of cash from working capital were partially offset by an increase in accounts payable and accrued expenses of $47 million and an increase in deferred revenue and customer deposits of $9.4 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For fiscal 2024, net cash used in investing activities was $240 million and was comprised of investments in retail stores, information technology and systems infrastructure of $231 million and additional contributions to our equity method investments of $9.6 million.

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

For fiscal 2024, net cash provided by financing activities was $131 million primarily due to net borrowings under the asset based credit facility of $200 million and proceeds from the exercise of stock options of $31 million. These cash inflows were partially offset by the settlement of the 2024 Notes of $42 million, payments under term loans of $25 million and net payments under finance lease agreements of $21 million. In addition, during the year ended February 1, 2025, we paid $12 million of excise taxes related to share repurchases made in fiscal 2023.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets under construction, as well as excise tax from share repurchases, included in accounts payable and accrued expenses at period-end. In addition, non-cash transactions consist of shares issued and received related to convertible senior note transactions, including in aggregate 39,121 and 1,931 shares of common stock issued in fiscal 2024 and fiscal 2023, respectively (refer to Note 11—Convertible Senior Notes in our consolidated financial statements).

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

58 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Real Estate Loans

Refer to Note 7—Variable Interest Entities in our consolidated financial statements for further information on our real estate loans.

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

On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). Refer to Note 16—Share Repurchase and Share Retirements in our consolidated financial statements. As of February 1, 2025, $201 million remains available for future share repurchases under the Share Repurchase Program.

Other Commitments

We enter into various commitments related to the procurement of merchandise inventory. As of February 1, 2025, these merchandise inventory purchase commitments were $462 million.

We are not able to reasonably estimate when cash payments for the unrecognized tax benefits associated with uncertain tax positions of $4.0 million as of February 1, 2025 will occur or the amount by which the liability for uncertain tax positions will increase or decrease over time. Refer to Note 14—Income Taxes in our consolidated financial statements.

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

Information on all of our significant accounting policies can be found in Note 3—Significant Accounting Policies in our consolidated financial statements. Our senior leadership team evaluates the development and selection of our critical accounting policies and estimates and believes that certain of our significant accounting policies involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 59

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

Impairment—Long-Lived Assets

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

Lease Accounting—Determination of the Classification of New Real Estate Lease Contracts

Reasonably Certain Lease Term

In recognizing the lease right-of-use assets and lease liabilities, we utilize the lease term for which we are reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. At lease commencement, we evaluate whether we are reasonably certain to exercise available options based on consideration of a variety of economic factors and the circumstances related to the leased asset. Factors considered include, but are not limited to, (i) the contractual terms, including renewal periods compared to estimated market rates, (ii) the uniqueness or importance of the asset or its location, (iii) the potential costs of obtaining an alternative asset, (iv) the potential costs of relocating or ceasing use of the asset, including the consideration of leasehold improvements and other invested capital, and (v) any potential tax consequences.

The determination of the reasonably certain lease term affects the inclusion of rental payments utilized in the incremental borrowing rate calculations, the results of the lease classification test, and our consideration of certain assets held for sale or planned for sale-leaseback. The reasonably certain lease term may materially impact our financial position related to certain Design Galleries or distribution center facilities which typically have greater lease payments. Although the above factors are considered in our analysis, the assessment involves subjectivity considering our strategy, expected future events and market conditions. While we believe our estimates and judgments in determining the lease term are reasonable, future events may occur that may require us to reassess this determination.

60 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 61

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate increases may increase the interest rate applicable to our borrowings that have rates that are subject to adjustment pursuant to floating rate indices, such as SOFR. As of February 1, 2025, we had $200 million of outstanding borrowings under the revolving line of credit and $2,424 million outstanding under the Term Loan Credit Agreement. The ABL Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the ABL Credit Agreement as of February 1, 2025 was $355 million, net of $45 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit under the ABL Credit Agreement and the Term Loan B and Term Loan B-2 under the Term Loan Credit Agreement during fiscal 2024, and to the extent that borrowings were outstanding under any facility, for every 100-basis point change in interest rates, our annual interest expense could change by approximately $26 million. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations. However, our exposure to change in our interest expense is partially offset by interest income, which is also affected by changes in market interest rates.

In fiscal 2023, the Term Loan Credit Agreement transitioned to reference SOFR, which is published by the Federal Reserve Bank of New York to replace LIBOR.

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

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the historical impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation on our consolidated results of operations and financial condition have been primarily transitory to date as we have been able to adjust our costs of operation as well as our merchandise pricing in response to increased prices for services and other inputs, including the costs to purchase merchandise from our vendors. On the other hand, some increased costs related to higher levels of inflation may have longer duration impact on our operations, including increased costs of compensation for our team members as well as higher prices for construction and materials used in our Gallery development. There can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by the lingering effects of heightened levels of inflation experienced globally since 2022. We may be unable to overcome these issues through measures such as price increases for our products. Risks related to inflation could include increased costs for many products and services that are necessary for the operation of our business as well as the impact of interest rate increases, which could have, among other consequences, a negative effect on the housing market and consumer demand for our products.

62 | FORM 10-K	PART II — FINANCIAL STATEMENTS

On August 16, 2022, the Inflation Reduction Act, H.R. 5376 (the “IR Act”) was signed into law. The IR Act introduces a 15% corporate alternative minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases. The CAMT and the excise tax were effective in taxable years beginning after December 31, 2022. The CAMT provision did not have a material impact on our consolidated financial statements in fiscal 2024. Refer to Note 16—Share Repurchase Program and Share Retirement.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 63

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RH

64 | FORM 10-K	PART II — FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RH

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RH and its subsidiaries (the “Company”) as of February 1, 2025 and February 3, 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended February 1, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1. 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1. 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 65

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

Determination of the Classification of New Real Estate Lease Contracts

As described in Notes 3 and 10 to the consolidated financial statements, certain of the Company’s real estate leases are classified as finance leases. Leases that do not meet the definition of a finance lease are considered operating leases. For the year ended February 1, 2025, lease right-of-use assets obtained in exchange for lease obligations - net of lease terminations totaled $102.4 million related to operating leases and $85.1 million related to finance leases, of which a significant portion of the operating and finance leases relates to new real estate leases. Lease characteristics that management evaluates to determine lease classification include, but are not limited to, the reasonably certain lease term, incremental borrowing rate of the leased asset, and fair value of the leased asset.

The principal considerations for our determination that performing procedures relating to the determination of the classification of new real estate lease contracts is a critical audit matter are (i) the significant judgment by management when determining the classification of new real estate lease contracts based on its evaluation of the lease characteristics; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the determination of the classification of new real estate lease contracts and management’s significant assumptions related to the reasonably certain lease term, incremental borrowing rate of the leased asset, and fair value of the leased asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to lease accounting, including controls over management’s determination of the classification of new real estate lease contracts based on the lease characteristics. These procedures also included, among others (i) reading certain new real estate lease contracts; (ii) testing management’s process for determining the classification of new real estate lease contracts based on the lease characteristics; (iii) testing the completeness and accuracy of the underlying data used by management; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the reasonably certain lease term, incremental borrowing rate of the leased asset, and fair value of the leased asset. Evaluating management’s assumptions related to the reasonably certain lease term, incremental borrowing rate of the leased asset, and fair value of the leased asset involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the assumptions related to the incremental borrowing rate of the leased asset and fair value of the leased asset.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

April 2, 2025

We have served as the Company’s auditor since 2008.

66 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED BALANCE SHEETS

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
ASSETS
Cash and cash equivalents	$30,413	$123,688
Accounts receivable—net	63,484	55,058
Merchandise inventories	1,019,591	754,126
Prepaid expense and other current assets	177,843	169,030
Total current assets	1,291,331	1,101,902
Property and equipment—net	1,883,176	1,685,858
Operating lease right-of-use assets	617,103	625,801
Goodwill	140,943	141,033
Tradenames, trademarks and other intangible assets	76,118	75,927
Deferred tax assets	147,723	143,986
Equity method investments	126,909	128,668
Other non-current assets	271,386	240,722
Total assets	$4,554,689	$4,143,897
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$413,406	$366,585
Deferred revenue and customer deposits	291,815	282,812
Convertible senior notes due 2024—net	—	41,835
Operating lease liabilities	100,944	85,523
Other current liabilities	98,961	96,113
Total current liabilities	905,126	872,868
Asset based credit facility	200,000	—
Term loan B—net	1,903,144	1,919,885
Term loan B-2—net	468,019	468,696
Real estate loans—net	15,524	17,766
Non-current operating lease liabilities	573,468	576,166
Non-current finance lease liabilities	630,655	566,829
Deferred tax liabilities	10,394	8,442
Other non-current obligations	11,948	10,639
Total liabilities	4,718,278	4,441,291
Commitments and contingencies (Note 19)
Stockholders’ deficit:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of February 1, 2025 and February 3, 2024	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,726,116 shares issued and outstanding as of February 1, 2025; 18,315,613 shares issued and outstanding as of February 3, 2024	2	2
Additional paid-in capital	362,348	287,806
Accumulated other comprehensive loss	(15,087)	(1,938)
Accumulated deficit	(510,852)	(583,264)
Total stockholders’ deficit	(163,589)	(297,394)
Total liabilities and stockholders’ deficit	$4,554,689	$4,143,897

The accompanying notes are an integral part of these Consolidated Financial Statements.

67 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Net revenues	$3,180,753	$3,029,126	$3,590,477
Cost of goods sold	1,765,821	1,640,107	1,778,492
Gross profit	1,414,932	1,389,019	1,811,985
Selling, general and administrative expenses	1,092,345	1,022,948	1,089,828
Income from operations	322,587	366,071	722,157
Other expenses
Interest expense—net	230,601	198,296	113,210
Loss on extinguishment of debt	—	—	169,578
Other expense—net	3,395	1,078	30
Total other expenses	233,996	199,374	282,818
Income before taxes and equity method investments	88,591	166,697	439,339
Income tax expense (benefit)	4,799	28,261	(91,358)
Income before equity method investments	83,792	138,436	530,697
Share of equity method investments loss—net	11,380	10,875	2,055
Net income	$72,412	$127,561	$528,642
Weighted-average shares used in computing basic net income per share	18,487,319	19,880,576	23,523,065
Basic net income per share	$3.92	$6.42	$22.47
Weighted-average shares used in computing diluted net income per share	19,991,599	21,600,478	26,561,988
Diluted net income per share	$3.62	$5.91	$19.90

The accompanying notes are an integral part of these Consolidated Financial Statements.

68 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Net income	$72,412	$127,561	$528,642
Net gain (loss) from foreign currency translation	(13,149)	465	(993)
Comprehensive income	$59,263	$128,026	$527,649

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 69

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—January 29, 2022	21,506,967	$2	$620,577	$(1,410)	$551,108	—	$—	$1,170,277
Stock-based compensation	—	—	43,546	—	—	—	—	43,546
Issuance of restricted stock	3,577	—	—	—	—	—	—	—
Vested and delivered restricted stock units	5,284	—	(803)	—	—	—	—	(803)
Exercise of stock options	4,249,081	—	231,297	—	—	—	—	231,297
Repurchase of common stock—including excise tax	(3,719,550)	—	—	—	—	3,719,550	(1,003,700)	(1,003,700)
Retirement of treasury stock	—	—	(444,047)	—	(559,653)	(3,719,550)	1,003,700	—
Exercise of call option under bond hedge upon settlement of convertible senior notes	(36,968)	—	14,705	—	—	(36,968)	(14,705)	—
Settlement of convertible senior notes	36,994	—	(14,705)	—	—	36,968	14,705	—
Termination of common stock warrants	—	—	(386,708)	—	—	—	—	(386,708)
Termination of convertible note hedge	—	—	236,050	—	—	—	—	236,050
Impact of ASU 2020-06 adoption	—	—	(56,390)	—	19,889	—	—	(36,501)
Non-cash equity compensation related to consolidated variable interest entities	—	—	3,554	—	—	—	—	3,554
Net income	—	—	—	—	528,642	—	—	528,642
Net loss from foreign currency translation	—	—	—	(993)	—	—	—	(993)
Balances—January 28, 2023	22,045,385	$2	$247,076	$(2,403)	$539,986	—	$—	$784,661
Stock-based compensation	—	—	39,384	—	—	—	—	39,384
Issuance of restricted stock	2,961	—	—	—	—	—	—	—
Vested and delivered restricted stock units	2,815	—	(400)	—	—	—	—	(400)
Exercise of stock options	150,486	—	12,122	—	—	—	—	12,122
Settlement of convertible senior notes	1,931	—	—	—	—	—	—	—
Repurchase of common stock—including excise tax	(3,887,965)	—	—	—	—	3,887,965	(1,261,187)	(1,261,187)
Retirement of treasury stock	—	—	(10,376)	—	(1,250,811)	(3,887,965)	1,261,187	—
Net income	—	—	—	—	127,561	—	—	127,561
Net gain from foreign currency translation	—	—	—	465	—	—	—	465
Balances—February 3, 2024	18,315,613	$2	$287,806	$(1,938)	$(583,264)	—	$—	$(297,394)
Stock-based compensation	—	—	44,185	—	—	—	—	44,185
Issuance of restricted stock	15,829	—	—	—	—	—	—	—
Vested and delivered restricted stock units	2,564	—	(547)	—	—	—	—	(547)
Exercise of stock options	352,989	—	30,904	—	—	—	—	30,904
Settlement of convertible senior notes	39,121	—	—	—	—	—	—	—
Net income	—	—	—	—	72,412	—	—	72,412
Net loss from foreign currency translation	—	—	—	(13,149)	—	—	—	(13,149)
Balances—February 1, 2025	18,726,116	$2	$362,348	$(15,087)	$(510,852)	—	$—	$(163,589)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 70

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,412	$127,561	$528,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,191	118,989	108,588
Non-cash operating lease cost	96,406	86,699	75,185
Stock-based compensation expense	44,185	39,384	43,546
Asset impairments	37,570	8,339	24,186
Non-cash compensation related to consolidated variable interest entities	—	—	4,470
Non-cash finance lease interest expense	31,896	33,822	32,051
Deferred income taxes	(1,494)	25,266	(91,988)
Loss on extinguishment of debt	—	—	169,578
Share of equity method investments loss—net	11,380	10,875	2,055
Other non-cash items	9,097	7,362	5,809
Change in assets and liabilities:
Accounts receivable	(8,484)	4,690	(1,846)
Merchandise inventories	(268,573)	47,274	(77,193)
Prepaid expense and other assets	(19,392)	(65,658)	(102,521)
Landlord assets under construction—net of tenant allowances	(51,538)	(25,368)	(51,369)
Accounts payable and accrued expenses	46,778	(41,070)	(56,264)
Deferred revenue and customer deposits	9,352	(42,974)	(62,086)
Other current liabilities	(1,798)	(5,937)	(37,653)
Current and non-current operating lease liabilities	(90,334)	(95,634)	(76,968)
Other non-current obligations	(30,559)	(31,406)	(32,535)
Net cash provided by operating activities	17,095	202,214	403,687
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(230,788)	(269,356)	(173,642)
Equity method investments	(9,621)	(38,075)	(2,713)
Proceeds from sale of asset	—	—	5,287
Net cash used in investing activities	(240,409)	(307,431)	(171,068)

71 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	235,000	—	—
Repayments under asset based credit facility	(35,000)	—	—
Borrowings under term loans	—	—	500,000
Repayments under term loans	(25,000)	(25,000)	(21,250)
Borrowings under real estate loans	—	—	16,000
Repayments under real estate loans	(127)	(26)	(10)
Repayments under promissory and equipment security notes	—	(1,160)	(13,863)
Repayments of convertible senior notes	(41,904)	(1,696)	(13,064)
Repayment under convertible senior notes repurchase obligation	—	—	(395,372)
Debt issuance costs	—	—	(28,069)
Debt extinguishment costs	—	—	(8,059)
Principal payments under finance lease agreements—net of tenant allowances	(20,752)	(13,972)	(10,146)
Proceeds from termination of convertible senior note hedges	—	—	231,796
Payments for termination of common stock warrants	—	—	(390,934)
Repurchases of common stock—inclusive of excise taxes paid	(11,988)	(1,252,899)	(1,000,000)
Proceeds from exercise of stock options	30,904	12,122	231,297
Tax withholdings related to issuance of stock-based awards	(547)	(400)	(803)
Net cash provided by (used in) financing activities	130,586	(1,283,031)	(902,477)
Effects of foreign currency exchange rate translation on cash	(547)	173	(243)
Net decrease in cash and cash equivalents, restricted cash and restricted cash equivalents	(93,275)	(1,388,075)	(670,101)
Cash and cash equivalents, restricted cash and restricted cash equivalents
Beginning of period—cash and cash equivalents	123,688	1,508,101	2,177,889
Beginning of period—restricted cash	—	3,662	—
Beginning of period—restricted cash equivalents (acquisition related escrow deposits)	—	—	3,975
Beginning of period—cash and cash equivalents, restricted cash and restricted cash equivalents	$123,688	$1,511,763	$2,181,864
End of period—cash and cash equivalents	30,413	123,688	1,508,101
End of period—restricted cash	—	—	3,662
End of period—cash and cash equivalents and restricted cash	$30,413	$123,688	$1,511,763
Cash paid for interest	$219,686	$246,210	$133,821
Cash paid for taxes	21,080	14,278	41,355

72 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023
	(in thousands)
Non-cash transactions
Property and equipment additions in accounts payable and accrued expenses at period-end	$47,748	$40,775	$17,755
Landlord asset additions in accounts payable and accrued expenses at period-end	10,030	3,841	1,229
Excise tax from share repurchases in accounts payable and accrued expenses at period-end	—	11,988	3,700
Property and equipment additions acquired under real estate loans	—	—	2,000
Shares issued on settlement of convertible senior notes	—	—	(14,705)
Shares received on exercise of call option under bond hedge upon settlement of convertible senior notes	—	—	14,705
Extinguishment of convertible senior notes related to repurchase obligation	—	—	(261,988)
Financing liability and embedded derivative arising from convertible senior notes repurchase	—	—	405,577
Conversion of loan receivables into equity of consolidated variable interest entities	—	—	27,096

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 73

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

As of February 1, 2025, we operated a total of 68 RH Galleries and 40 RH Outlet stores, one RH Guesthouse, one RH Interior Design Office and 14 Waterworks Showrooms throughout the United States, Canada, the United Kingdom, Germany, Belgium and Spain. We also have sourcing operations in Shanghai and Hong Kong.

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

Fiscal Years

Our fiscal year ends on the Saturday closest to January 31. As a result, our fiscal year may include 53 weeks. Our fiscal years ended February 1, 2025 (“fiscal 2024”) and January 28, 2023 (“fiscal 2022”) consisted of 52 weeks. Our fiscal year ended February 3, 2024 (“fiscal 2023”) consisted of 53 weeks.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

74 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Concentration of Credit Risk

We maintain our cash and cash equivalent accounts in high-quality financial institutions. The amount of cash and cash equivalents held with certain financial institutions exceeds government-insured limits. We perform ongoing evaluations of these institutions to limit our concentration of credit risk.

Accounts Receivable

Accounts receivable consists primarily of receivables from our credit card processors for sales transactions, receivables related to our Contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for expected credit losses of $4.4 million and $3.2 million as of February 1, 2025 and February 3, 2024, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time amounts are past due and the party’s financial condition and ability to pay the obligations.

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

Our inventory reserves were $35 million and $46 million as of February 1, 2025 and February 3, 2024, respectively. During fiscal 2022, we reserved for certain inventory of $11 million that was not considered saleable. During fiscal 2024, we disposed of such inventory.

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

The Financing Program is not indicative of a borrowing arrangement and the liabilities under the Financing Program are included in accounts payable and accrued expenses on the consolidated balance sheets and associated payments are included within cash provided by operating activities on the consolidated statements of cash flows.

Our obligations and activity under the Financing Program consisted of the following:

YEAR ENDED
FEBRUARY 1,
2025
(in thousands)
Confirmed obligations outstanding at beginning of fiscal year	$27,558
Invoices confirmed	(414,916)
Invoices paid	422,471
Confirmed obligations outstanding at end of fiscal year	$35,113

PART II — FINANCIAL STATEMENTS	FORM 10-K | 75

Product Recalls

When necessary, we initiate product recalls for certain of our products, as well as adjust accruals related to certain product recalls previously initiated due to changes in estimates based on customer response and vendors and insurance recoveries. The product recall accrual was $0.7 million and $3.8 million as of February 1, 2025 and February 3, 2024, respectively, and is included in other current liabilities on the consolidated balance sheets.

Advertising Expenses

Advertising expenses primarily represent the costs associated with our catalog mailings, which we refer to as Sourcebooks, as well as website and print advertising. Total advertising expense, which is recorded in selling, general and administrative expenses on the consolidated statements of income, was $122 million, $107 million and $71 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Our advertising expenses may vary due to the timing and volume of our Sourcebook circulation.

Capitalized Catalog Costs

Capitalized catalog costs consist primarily of third-party incremental direct costs to prepare, print and distribute our Sourcebooks, which are capitalized and recognized as expense upon the delivery of the Sourcebooks to customers. In the case of multiple printings of a Sourcebook, the creative costs are expensed in full upon the initial delivery of Sourcebooks to customers.

We had $30 million and $28 million of capitalized catalog costs as of February 1, 2025 and February 3, 2024, respectively, which are included in prepaid expense and other current assets on the consolidated balance sheets.

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

The cost of leasehold improvements is amortized over the lesser of the useful life of the asset or the reasonably certain lease term. The cost of built-to-suit assets are depreciated over the term of the useful life of the asset.

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

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made and activities are in progress to prepare the asset for its intended use. We capitalized interest of $8.7 million, $5.6 million and $4.9 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Land purchases are recorded at cost and are non-depreciable assets.

76 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Cloud Computing Costs

We incur costs to implement cloud computing arrangements that are hosted by third parties. Cloud computing costs are presented net of accumulated amortization of $30 million and $19 million as of February 1, 2025 and February 3, 2024, respectively. Such costs are capitalized during the application development phase and are included in prepaid expense and other current assets or other non-current assets on the consolidated balance sheets. Once a project is substantially complete and ready for its intended use, we amortize the costs on a straight-line basis over the contractual term of the cloud computing arrangement, which is typically one to seven years.

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

Determination of the Classification of New Real Estate Lease Contracts

Certain of our real estate and equipment leases are classified as finance leases. Lease characteristics that we evaluate to determine lease classification include, but are not limited to, the reasonably certain lease term, incremental borrowing rate of the leased asset and fair value of the leased asset. Additionally, the economic life of the leased asset impacts the lease classification, particularly related to historical buildings that tend to have longer lives. Lease related assets under such classification are included in “finance lease right-of-use assets” within property and equipment—net on the consolidated balance sheets.

Leases that do not meet the definition of a finance lease are considered operating leases. Lease related assets classified as operating leases are included in operating lease right-of-use assets on the consolidated balance sheets.

Reasonably Certain Lease Term

In recognizing the lease right-of-use assets and lease liabilities, we utilize the lease term for which we are reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. At lease commencement, we evaluate whether we are reasonably certain to exercise available options based on consideration of a variety of economic factors and the circumstances related to the leased asset. Factors considered include, but are not limited to, (i) the contractual terms, including renewal periods compared to estimated market rates, (ii) the uniqueness or importance of the asset or its location, (iii) the potential costs of obtaining an alternative asset, (iv) the potential costs of relocating or ceasing use of the asset, including the consideration of leasehold improvements and other invested capital, and (v) any potential tax consequences.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 77

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

We have a small group of real estate leases that include rental payments periodically adjusted for inflation (e.g., based on the consumer price index). We include these variable payments in the initial measurement of the lease right-of-use asset and lease liability according to the index or rate at the commencement date and incorporate adjustments to rental payments in future periods if such increases have a minimum rent escalation (e.g., floor). Changes due to differences between the variable lease payments estimated at lease commencement and actual amounts incurred are recognized in the consolidated statements of income in the period such costs are incurred. For finance leases, this expense is included in interest expense—net on the consolidated statements of income. For operating leases, this expense is included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of income based on our accounting policy.

Incremental Borrowing Rate

As our real estate leases and most of our equipment leases do not include a stated or implicit interest rate, we determine the discount rate for each lease based upon the incremental borrowing rate (“IBR”) in order to calculate the present value of lease payments at the commencement date. The IBR is computed as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the total lease payments in a similar economic environment. We utilize our outstanding debt facilities, including our asset based credit facility or our Term Loan Credit Agreement, as the basis for determining the applicable IBR for each lease. We estimate the IBR for each lease primarily by reference to yield rates on debt issuances by companies of a similar credit rating, the weighted-average lease term and adjustments for differences between the yield rates and the remaining actual term of the credit facility or Term Loan Credit Agreement. In determining the yield rates, for newly constructed Design Galleries or significant distribution centers, we utilize market information on the lease commencement date and, for all other leases, we utilize market information as of the beginning of the quarter in which the lease commences.

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

78 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

If we are the “deemed owner” for accounting purposes during the construction period, upon construction commencement we are required to capitalize (i) costs incurred by us and (ii) the cash and non-cash assets contributed by the landlord for construction as property and equipment on our consolidated balance sheets as “build-to-suit property”, with an offsetting financing obligation under build-to-suit lease transactions. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord for construction, are included within the non-cash section of the consolidated statements of cash flows. Over the lease term, these non-cash additions to property and equipment do not impact our cash outflows, nor do they impact net income on the consolidated statements of income.

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

Intangible Assets

Intangible assets reflect the value assigned to tradenames, trademarks, domain names and other intangible assets, including patents. The cost of purchasing transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses is capitalized as an intangible asset. We do not amortize our intangible assets, other than patents, as we define the life of these assets as indefinite. Patents are amortized on a straight-line basis over the estimated useful life of the patent, which generally is fifteen years. As of February 1, 2025, intangible assets are reported net of $0.1 million of patent amortization.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 79

Impairment

Goodwill

Goodwill is initially recorded as of the acquisition date, is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired and is assigned to the applicable reporting unit. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed. As of February 1, 2025 and February 3, 2024, goodwill relates to the RH Segment only.

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

During fiscal 2024, fiscal 2023 and fiscal 2022, we reviewed the RH Segment reporting unit goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount in any fiscal year, and therefore did not perform a quantitative test or recognize goodwill impairment.

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

During fiscal 2024, fiscal 2023 and fiscal 2022, we qualitatively assessed our intangible assets, including the RH Segment indefinite-lived intangible assets and the Waterworks tradename, for impairment and determined it was not more likely than not that the fair value of the assets was less than their carrying amount. Based on the qualitative tests performed in each fiscal year, we did not perform quantitative impairment tests in any year and did not recognize any impairment with respect to the assets.

80 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

During the third quarter of fiscal 2024, we assessed two Design Galleries in Germany for impairment. We first assessed the recoverability of the assets based on an undiscounted cash flow model. Since the assets were not recoverable on an undiscounted cash flow basis, we determined the long-lived asset impairment as the amount by which the carrying value of the assets exceeded the related fair value over the respective remaining lease terms, both of which end in 2027. As a result of this analysis, we recognized long-lived asset impairment charges of $19 million, comprising lease right-of-use asset impairment of $13 million and property and equipment impairment of $5.6 million, which is included in selling, general and administrative expenses on the consolidated statements of income. Except as noted above, we did not record impairments for long-lived assets at the individual retail location level in fiscal 2024, fiscal 2023 or fiscal 2022.

We also review our capital expenditures for Galleries under construction and recognize impairment charges when there is a change in the intended use of an asset, including asset disposals. We recognized long-lived asset impairment charges related to such construction expenditures of $18 million, $4.7 million and $13 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

From time to time, we record impairment for certain corporate assets and other long-lived assets resulting from changes to the expected use of the assets and an update to both the timing and the amount of future estimated lease related cash flows based on present market conditions. Such impairment charges are included in selling, general and administrative expenses on the consolidated statements of income. We did not record impairment charges of corporate assets or other long-lived assets in fiscal 2024, fiscal 2023 or fiscal 2022.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 81

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 83

A summary of the allowance for sales returns is as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Balance at beginning of fiscal year	$19,588	$20,747	$25,256
Provision for sales returns	142,961	148,237	150,366
Actual sales returns	(139,037)	(149,396)	(154,875)
Balance at end of fiscal year	$23,512	$19,588	$20,747

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

Customer deposits represent payments made by customers on custom orders. At the time of order placement, we collect deposits for all custom orders equivalent to 50% of the purchase price. Custom order deposits are recognized as revenue when the customer obtains control of the merchandise.

We expect that substantially all of the deferred revenue and customer deposits as of February 1, 2025 will be recognized within the next six months as the performance obligations are satisfied, and membership fees will be recognized over the membership period.

Gift Cards

We sell gift cards to our customers in our Galleries and through our websites and Sourcebooks. Such gift cards and merchandise credits do not have expiration dates. We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During fiscal 2024, fiscal 2023 and fiscal 2022, we recognized $20 million, $24 million and $21 million, respectively, of revenue related to previous deferrals of gift cards. Customer liabilities related to gift cards were $20 million and $25 million as of February 1, 2025 and February 3, 2024, respectively.

We recognize breakage income associated with gift cards proportional to actual gift card redemptions in net revenues on the consolidated statements of income.

We expect that approximately 75 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

Self-Insurance

We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of our health care coverage for our employees, we have a managed self-insurance program related to claims filed. Expenses related to this self-insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. We had liabilities of $4.7 million and $3.2 million related to health care coverage as of February 1, 2025 and February 3, 2024, respectively.

We carry workers’ compensation insurance subject to a deductible amount for which we are responsible for each claim. We had liabilities of $6.1 million and $5.6 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of February 1, 2025 and February 3, 2024, respectively.

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

Refer to Note 3—Consolidated Variable Interest Entities and Noncontrolling Interests for discussion of compensation expense related to noncontrolling interests recognized in fiscal 2022.

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

Interest Expense

Interest expense primarily relates to interest incurred on our term loans, asset based credit facility and finance lease arrangements. Refer to Note 12—Credit Facilities and Note 10—Leases. Interest income primarily represents interest received related to our cash and cash equivalent balances.

Interest expense—net consisted of the following:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Interest expense	$234,502	$237,899	$151,730
Interest income	(3,901)	(39,603)	(38,520)
Interest expense—net	$230,601	$198,296	$113,210

PART II — FINANCIAL STATEMENTS	FORM 10-K | 85

Net Income Per Share

Basic net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period, including additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for convertible senior notes prior to extinguishment and the treasury stock method for all other instruments. Potential dilutive securities are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

The if-converted method is applicable for the convertible senior notes beginning in fiscal 2022 due to the adoption of ASU 2020-06—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

Treasury Stock

We record our purchases of treasury stock at cost as a separate component of stockholders’ equity (deficit) in the consolidated financial statements. Upon retirement of treasury stock, we allocate the excess of the purchase price over par value to additional paid-in capital subject to certain limitations with any remaining purchase price allocated to retained earnings (accumulated deficit). The cost basis of treasury stock includes excise tax on share repurchases initiated on and after January 1, 2023 and any outstanding balance of excise tax is included in accounts payable and accrued expenses on the consolidated balance sheets.

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

86 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Recently Issued Accounting Standards

New Accounting Standards or Updates Adopted

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

We have adopted this ASU in the fourth quarter of fiscal 2024 on a retrospective basis. Refer to Note 20—Segment Reporting.

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

Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09—Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact that adopting this ASU will have on our consolidated financial statements.

Income Statement: Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This new guidance is designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts and qualitative descriptions of inventory purchases, employee compensation, depreciation and intangible asset amortization, among other requirements. In January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The guidance is required to be adopted on a prospective basis and early adoption is permitted. We are currently assessing the impact that adopting this ASU will have on our consolidated financial statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 87

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consisted of the following:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Capitalized catalog costs	$30,162	$27,856
Prepaid expenses	29,595	42,089
Federal and state tax receivable(1)	24,729	20,441
Vendor deposits	20,441	26,409
Tenant allowance receivable	12,668	8,220
Value added tax (VAT) receivable	9,866	6,532
Right of return asset for merchandise	6,237	5,011
Promissory notes receivable, including interest(2)	3,674	3,292
Other current assets	40,471	29,180
Total prepaid expense and other current assets	$177,843	$169,030
(1)	Includes $19 million as of both periods related to a federal tax receivable from a carryback claim.
(2)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs. Refer to Note 7—Variable Interest Entities.

Other non-current assets consisted of the following:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Landlord assets under construction—net of tenant allowances	$138,701	$118,897
Initial direct costs prior to lease commencement	80,897	66,333
Capitalized cloud computing costs—net	22,738	22,646
Other deposits	7,754	7,913
Vendor deposits—non-current	2,684	8,862
Deferred financing fees	1,512	2,520
Other non-current assets	17,100	13,551
Total other non-current assets	$271,386	$240,722

88 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Finance lease right-of-use assets(1)	$1,327,476	$1,104,365
Leasehold improvements(2)	441,140	434,220
Building and building improvements(3)	369,921	334,996
Computer software	186,048	173,378
Furniture, fixtures and equipment	111,384	97,990
Land	105,071	106,347
Machinery, equipment and aircraft	90,905	82,962
Built-to-suit property	37,057	37,057
Total property and equipment	2,669,002	2,371,315
Less—accumulated depreciation and amortization(4)	(785,826)	(685,457)
Total property and equipment—net	$1,883,176	$1,685,858
(1)	Refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 10—Leases.
(2)	Includes construction in progress of $13 million and $39 million as of February 1, 2025 and February 3, 2024, respectively.
(3)	Includes $109 million and $126 million of owned buildings under construction related to future Design Galleries as of February 1, 2025 and February 3, 2024, respectively.
(4)	Includes accumulated amortization related to finance lease right-of-use assets of $320 million and $268 million as of February 1, 2025 and February 3, 2024, respectively. Refer to Note 10—Leases.

We recorded depreciation of property and equipment, excluding amortization for finance lease right-of-use assets, of $76 million, $64 million and $56 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 89

NOTE 6—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets for the RH Segment and Waterworks consisted of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
January 28, 2023	$141,048	$57,633	$—	$17,000
Additions	—	1,294	—	—
Foreign currency translation	(15)	—	—	—
February 3, 2024	$141,033	$58,927	$—	$17,000
Additions	—	877	—	—
Other(3)	—	(686)	—	—
Foreign currency translation	(90)	—	—	—
February 1, 2025	$140,943	$59,118	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	Represents disposals and amortization.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

NOTE 7—VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities and Noncontrolling Interests

In fiscal 2022, we formed eight privately-held limited liability companies (each, a “Member LLC” and collectively, the “Member LLCs” or the “consolidated variable interest entities”) with a third-party real estate development partner affiliated with the managing member of the Aspen LLCs (as defined in “Equity Method Investments” below) for real estate development activities related to our Gallery transformation and global expansion strategies.

In December 2024, we acquired 50 percent of the membership interests of one of the Member LLCs from the same development partner for no consideration. As a result, we own 100 percent of the membership interests and this Member LLC is no longer a variable interest entity as of February 1, 2025. No distribution to the former member of this entity was required as a result of the transaction.

As of February 1, 2025, of the remaining seven Member LLCs, we hold a 50 percent membership interest in six of the Member LLCs, and the remaining noncontrolling interest of 50 percent in each Member LLC is held by the same development partner. In one Member LLC, we hold approximately 75 percent membership interest with the remaining noncontrolling interest of approximately 25 percent held by the same development partner as of February 1, 2025.

The Member LLCs are qualitatively determined to be VIEs due to their having insufficient equity investment at risk to finance their activities without additional subordinated financial support. Upon the formation of each Member LLC we determined that the power to direct the most significant activities of each Member LLC is either controlled by us or shared between the members of the Member LLCs. In the instances where there is shared power among related parties as defined in the consolidation accounting guidance, we evaluated the related-party tiebreaker guidance and determined that we are most closely associated with each Member LLC. Accordingly, we are the primary beneficiary of the Member LLCs and we consolidate the results of operations, financial condition and cash flows of the Member LLCs in our consolidated financial statements. Six locations represent current or future RH locations and are included in the RH Segment, three of which are operational as of February 1, 2025. One location represents property, the purpose of which is use by RH or others related to developing, operating and selling such property, and is part of the Real Estate segment.

90 | FORM 10-K	PART II — FINANCIAL STATEMENTS

In fiscal 2022, we recognized compensation expense of $4.5 million related to the equity interests given to the noncontrolling interest holders of the consolidated VIEs, of which $3.6 million was recorded to additional paid-in capital and $0.9 million was recorded to other non-current obligations on the consolidated balance sheets. The additional paid-in capital portion relates to equity-classified compensation arrangements and represents the fair-value-based measure of the equity interests upon the noncontrolling interest holders being admitted as a member of the VIEs. The other non-current obligations portion relates to liability-classified compensation arrangements and represents the fair-value-based measure of the equity interests at the end of the reporting period, which was $0.9 million as of both February 1, 2025 and February 3, 2024. There are no explicit or implicit vesting conditions associated with these compensation arrangements.

We measure the noncontrolling interests in the consolidated variable interest entities using the distribution provisions set out in the operating agreements of each Member LLC. As of February 1, 2025 and February 3, 2024, the noncontrolling interest holders had no claim to the net assets of each Member LLC based upon such distribution provisions. Accordingly, we did not recognize any noncontrolling interests in fiscal 2024, fiscal 2023 and fiscal 2022.

The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets were as follows:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
ASSETS
Cash and cash equivalents	$2,177	$8,918
Prepaid expense and other current assets	980	1,876
Total current assets	3,157	10,794
Property and equipment—net(1)	259,057	256,523
Other non-current assets	6	6
Total assets	$262,220	$267,323
LIABILITIES
Accounts payable and accrued expenses	$4,867	$8,735
Other current liabilities	333	1,041
Total current liabilities	5,200	9,776
Real estate loans—net(2)	15,524	17,766
Other non-current obligations	929	947
Total liabilities	$21,653	$28,489
(1)	Includes $54 million and $77 million of construction in progress as of February 1, 2025 and February 3, 2024, respectively, which is included in “building and building improvements” within property and equipment—net.
(2)	Real estate loans are secured by the assets of each respective Member LLC and the associated creditors do not have recourse against RH’s general assets.

On August 3, 2022, a Member LLC as the borrower executed a Secured Promissory Note (the “Secured Promissory Note”) with a third-party in an aggregate principal amount equal to $2.0 million with a maturity date of August 1, 2032. On December 1, 2024, the maturity date of the Secured Promissory Note was amended to December 1, 2025. The Secured Promissory Note bears interest at a fixed rate per annum equal to 6.00%. In December 2024, we acquired the remaining 50% membership interest of this Member LLC from our development partner, with the result of this entity becoming a wholly-owned subsidiary and not a VIE as of February 1, 2025. Therefore, as of February 1, 2025, the real estate loan is no longer presented as a VIE liability in the table above. The outstanding balance under this debt agreement is included in other current liabilities on the consolidated balance sheets as of February 1, 2025.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 91

The current obligations of the real estate loans—net of $0.3 million and $0.1 million as of February 1, 2025 and February 3, 2024, respectively, are included in other current liabilities on the consolidated balance sheets.

Equity Method Investments

Equity method investments primarily represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) that were formed for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. We hold a 50 percent membership interest in two of the Aspen LLCs and a 70 percent membership interest in the third Aspen LLC. The Aspen LLCs are VIEs, however, we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities of each VIE that most significantly impact the VIE’s economic performance. Accordingly, we account for these investments using the equity method of accounting. As of February 1, 2025 and February 3, 2024, the aggregate balance of the investment in the Aspen LLCs was $124 million and $125 million, respectively.

As of February 1, 2025 and February 3, 2024, $3.7 million and $3.3 million, respectively, of a promissory notes receivable, inclusive of accrued interest, was outstanding with the managing member or entities affiliated with the managing member for the Aspen LLCs, which promissory notes were included in prepaid expense and other current assets on the consolidated balance sheets. The promissory note related specifically to the Aspen LLCs is expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs.

During fiscal 2024, fiscal 2023 and fiscal 2022, we recorded our proportionate share of equity method investments loss of $11 million, $11 million and $2.1 million, respectively, which is included on the consolidated statements of income with a corresponding decrease to the carrying value of equity method investments on the consolidated balance sheets as of February 1, 2025 and February 3, 2024. We did not receive any distributions or have any undistributed earnings of equity method investments in any fiscal year.

We have previously made contractually required contributions to the Aspen LLCs in an aggregate amount of $135 million in prior periods. As of February 1, 2025, we have made capital contributions of approximately $146 million to the Aspen LLCs. Additionally, Waterworks has membership interests in two European entities that are equity method investments. Our maximum exposure to loss with respect to these equity method investments is the carrying value of the equity method investments as of February 1, 2025.

In March 2025, the Aspen LLC in which we hold a 70 percent interest sold its sole real estate property. Subsequent to the property sale, we received $15 million from the Aspen LLC, which consisted of $2.9 million for the repayment of its outstanding promissory note to us, including accrued interest (refer to Note 4—Prepaid expenses and other assets), and a capital distribution of $13 million. The capital distribution of $13 million represented a return of our contributed capital of $7.9 million and a return on investment of $4.6 million.

92 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 8—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Accounts payable	$245,260	$192,345
Accrued compensation	50,689	43,840
Accrued sales and use tax	27,685	26,823
Accrued occupancy	24,992	29,144
Accrued freight and duty	18,030	14,333
Accrued professional fees	5,281	5,754
Accrued legal contingencies(1)	3,029	2,795
Accrued legal settlements(1)	—	16,704
Excise tax payable on share repurchases	—	11,988
Other accrued expenses	38,440	22,859
Total accounts payable and accrued expenses	$413,406	$366,585

(1)	Refer to Note 19—Commitments and Contingencies.

Reorganizations

We implemented and completed restructurings in the fourth quarter of fiscal 2024 and in the first quarter of fiscal 2023 that included workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with the initiative included the elimination of numerous leadership and other positions throughout the organization.

During fiscal 2024 and fiscal 2023, we incurred total charges relating to the reorganizations of $4.4 million and $7.6 million, respectively, consisting primarily of severance costs and related taxes. As of February 1, 2025, we had accruals of $3.4 million included within accounts payable and accrued expenses on the consolidated balance sheets related to the fiscal 2024 reorganization. As of February 3, 2024, we had an immaterial amount accrued within accounts payable and accrued expenses on the consolidated balance sheets related to the fiscal 2023 reorganization, all of which was paid during fiscal 2024.

Other current liabilities consisted of the following:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Current portion of term loans	$25,000	$25,000
Allowance for sales returns	23,512	19,588
Finance lease liabilities	21,135	14,668
Unredeemed gift card and merchandise credit liability	19,546	24,720
Federal tax payable	3,242	5,561
Foreign tax payable	1,980	249
Other current liabilities	4,546	6,327
Total other current liabilities	$98,961	$96,113

PART II — FINANCIAL STATEMENTS	FORM 10-K | 93

NOTE 9—OTHER NON-CURRENT OBLIGATIONS

Other non-current obligations consisted of the following:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Unrecognized tax benefits	$4,044	$3,633
Other non-current obligations	7,904	7,006
Total other non-current obligations	$11,948	$10,639

NOTE 10—LEASES

Lease costs—net consisted of the following:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Operating lease cost(1)	$132,377	$116,553	$100,646
Finance lease costs
Amortization of leased assets(1)	52,725	54,596	52,346
Interest on lease liabilities(2)	31,896	33,822	32,051
Variable lease costs(3)	24,565	23,517	27,848
Sublease income(4)	(4,701)	(5,544)	(4,455)
Total lease costs—net	$236,862	$222,944	$208,436
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies.
(2)	Included in interest expense—net on the consolidated statements of income.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $14 million, $14 million and $19 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, as well as charges associated with common area maintenance of $11 million, $9.1 million and $9.3 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included in selling, general and administrative expenses on the consolidated statements of income.

94 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Lease right-of-use assets and lease liabilities consisted of the following:

		FEBRUARY 1,	FEBRUARY 3,
		2025	2024

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$617,103	$625,801
Finance leases(1)(2)(3)	Property and equipment—net	1,007,088	836,814
Total lease right-of-use assets		$1,624,191	$1,462,615
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$100,944	$85,523
Finance leases	Other current liabilities	21,135	14,668
Total lease liabilities—current		122,079	100,191
Non-current
Operating leases	Non-current operating lease liabilities	573,468	576,166
Finance leases	Non-current finance lease liabilities	630,655	566,829
Total lease liabilities—non-current		1,204,123	1,142,995
Total lease liabilities		$1,326,202	$1,243,186
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $320 million and $268 million as of February 1, 2025 and February 3, 2024, respectively.
(3)	Includes $35 million and $37 million as of February 1, 2025 and February 3, 2024, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 7—Variable Interest Entities.
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 95

The maturities of lease liabilities were as follows as of February 1, 2025:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
2025	$133,569	$54,991	$188,560
2026	127,383	55,758	183,141
2027	116,486	56,564	173,050
2028	82,354	55,749	138,103
2029	70,506	55,439	125,945
Thereafter	394,421	888,434	1,282,855
Total lease payments(1)(2)	924,719	1,166,935	2,091,654
Less—imputed interest(3)	(250,307)	(515,145)	(765,452)
Present value of lease liabilities	$674,412	$651,790	$1,326,202
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $884 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of February 1, 2025, of which $40 million, $41 million, $48 million, $50 million and $53 million will be paid in fiscal 2025, fiscal 2026, fiscal 2027, fiscal 2028 and fiscal 2029, respectively, and $652 million will be paid subsequent to fiscal 2029.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements as of February 1, 2025.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consisted of the following:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

Weighted-average remaining lease term (years)
Operating leases	9.1	8.7
Finance leases	20.2	19.7
Weighted-average discount rate
Operating leases	5.8%	5.2%
Finance leases	5.8%	5.1%

96 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Other information related to leases consisted of the following:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(121,128)	$(122,220)	$(101,513)
Operating cash flows from finance leases	(28,028)	(37,819)	(32,090)
Financing cash flows from finance leases—net(1)	(20,752)	(13,972)	(10,146)
Total cash outflows from leases	$(169,908)	$(174,011)	$(143,749)
Non-cash transactions
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases	$102,387	$170,542	$49,702
Finance leases	85,116	1,648	109,015
Reclassification from other non-current assets to finance lease right-of-use assets	139,567	—	220,236
Reclassification of finance lease right-of-use asset to property and equipment(2)	—	188,515	—
Reclassification of finance lease liability to property and equipment(2)	—	(71,612)	—
(1)	Represents the principal portion of lease payments, partially offset by tenant allowances received subsequent to lease commencement of $4.8 million, $2.4 million and $4.7 million in fiscal 2024, fiscal 2023 and fiscal 2022 respectively.
(2)	During fiscal 2023, we purchased the building and land of our RH Guesthouse New York location and terminated the lease associated with the property. As a result, we reclassified the right-of-use asset and lease liability to property and equipment—net on the consolidated balance sheets as of the purchase date.

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

As of February 1, 2025, there are no remaining obligations under the Convertible Senior Notes.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 97

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

98 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

In June 2023, upon the maturity of the 2023 Notes, the remaining $1.7 million in aggregate principal amount of the 2023 Notes settled for $1.7 million in cash. During fiscal 2023 through the maturity of the 2023 Notes, we issued in aggregate 1,931 shares at a par value of $0.0001 per share and, as a result, recognized $0 in additional paid-in capital on the consolidated statements of stockholders’ equity (deficit) upon settlement of the 2023 Notes.

$350 million 0.00% Convertible Senior Notes due 2024

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

In September 2024, upon the maturity of the 2024 Notes, the $42 million in aggregate principal amount of the 2024 Notes settled for $42 million in cash and are no longer outstanding as of February 1, 2025. During fiscal 2024 through the maturity of the 2024 Notes, we issued in aggregate 39,121 shares of common stock at a par value of $0.0001 per share and, as a result, recognized $0 in additional paid-in capital on the consolidated statements of stockholders’ equity (deficit) upon settlement of the 2024 Notes.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 99

NOTE 12—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	FEBRUARY 1,				FEBRUARY 3,
	2025				2024
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(1)	5.66%	$200,000	$—	$200,000	$—	$—	$—
Term loan B(2)	6.93%	1,935,000	(11,856)	1,923,144	1,955,000	(15,115)	1,939,885
Term loan B-2(3)	7.66%	488,750	(15,731)	473,019	493,750	(20,054)	473,696
Total credit facilities		$2,623,750	$(27,587)	$2,596,163	$2,448,750	$(35,169)	$2,413,581

(1)	Deferred financing fees associated with the asset based credit facility as of February 1, 2025 and February 3, 2024 were $1.5 million and $2.5 million, respectively, and are included in other non-current assets on the consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit.
(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,915 million and $1,935 million were included in term loan—net on the consolidated balance sheets as of February 1, 2025 and February 3, 2024, respectively, and $20 million was included in other current liabilities on the consolidated balance sheets as of both February 1, 2025 and February 3, 2024.
(3)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $484 million and $489 million were included in term loan B-2—net on the consolidated balance sheets as of February 1, 2025 and February 3, 2024, respectively, and $5.0 million was included in other current liabilities on the consolidated balance sheets as of both February 1, 2025 and February 3, 2024.

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

100 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of February 1, 2025, RHI was in compliance with the FCCR Covenant.

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

As of February 1, 2025, RHI had $200 million in outstanding borrowings and $355 million of availability under the revolving line of credit, net of $45 million in outstanding letters of credit. As a result of the FCCR Covenant that limits the last 10% of borrowing availability, actual incremental borrowing available to RHI and the other affiliated parties under the revolving line of credit would be $295 million as of February 1, 2025.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 101

We incurred debt issuance costs of $28 million in fiscal 2022, in connection with the issuance of the Term Loan Credit Agreement. No debt issuance costs were incurred in fiscal 2024 or fiscal 2023.

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

102 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently (Level 2).

The estimated fair value and carrying value of the 2024 Notes, the Term Loan Credit Agreement and the real estate loans were as follows:

	FEBRUARY 1,		FEBRUARY 3,
	2025		2024
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Convertible senior notes due 2024	$—	$—	$39,879	$41,904
Term loan B	1,920,488	1,935,000	1,917,715	1,955,000
Term loan B-2	487,528	488,750	490,545	493,750
Real estate loans	17,118	17,838	17,425	17,966
(1)	The principal carrying value of the 2024 Notes excludes the discounts upon original issuance, discounts and commissions payable to the initial purchasers and third-party offering costs, as applicable. The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The real estate loans represent the outstanding principal balance and exclude debt issuance costs.

The fair value of the 2024 Notes was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2). As of February 1, 2025, the fair values of the Term Loan B and Term Loan B-2 were derived from observable bid prices (Level 1). As of February 3, 2024, the fair values of the Term Loan B and Term Loan B-2 were derived from discounted cash flows using risk-adjusted rates (Level 2). The fair values of the real estate loans were derived from discounted cash flows using risk-adjusted rates (Level 2).

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

In fiscal 2022, upon settlement of our convertible senior notes, including the settlements in which holders of the 2023 Notes and 2024 Notes elected to exercise the early conversion option, we recognized a gain or loss on extinguishment of debt in the consolidated statements of income, which represents the difference between the carrying value and fair value of the convertible senior notes immediately prior to the settlement date. The fair value of the 2024 Notes related to the settlement of the early conversions was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including the trading price of our convertible notes, when available, our common stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

The fair values of long-lived assets, such as property and equipment and lease right-of-use assets, as discussed in “Impairment—Long-Lived Assets” within Note 3—Significant Accounting Policies, were determined based on unobservable (Level 3) inputs and valuation techniques. Fair values are based on the expected future cash flows of the asset or asset group, using a discount rate commensurate with the related risk. Expected future cash flows are estimated based on the highest and best use of the asset and take into consideration multiple factors, including but not limited to, location-level historical results, current trends, operating cash flow projections and market-based rental rates.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 103

NOTE 14—INCOME TAXES

Our income before income taxes, inclusive of our share of equity method investments loss—net, was as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Domestic	$59,731	$143,509	$418,216
Foreign	17,480	12,313	19,068
Total	$77,211	$155,822	$437,284

Our income tax expense (benefit) consisted of the following:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Current
Federal	$1,015	$(3,249)	$(6,773)
State	2,274	6,032	1,013
Foreign	2,943	179	7,012
Total current tax expense	6,232	2,962	1,252
Deferred
Federal	715	22,236	(78,032)
State	(2,761)	(1,339)	(18,639)
Foreign	613	4,402	4,061
Total deferred tax expense (benefit)	(1,433)	25,299	(92,610)
Total income tax expense (benefit)	$4,799	$28,261	$(91,358)

104 | FORM 10-K	PART II — FINANCIAL STATEMENTS

A reconciliation of the federal statutory tax rate to our effective tax rate was as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023
Provision at federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal tax impact	(2.3)	2.1	(2.8)
Stock compensation—excess benefits	(19.2)	(3.4)	(50.0)
Non-deductible stock-based compensation	2.8	1.3	0.9
U.S. impact of foreign operations	2.5	0.8	0.6
Valuation allowance	1.1	0.2	0.5
Federal rehabilitation tax credit	—	(7.3)	(0.9)
Tax impact of convertible senior notes repurchase	—	0.1	9.4
Tax rate adjustments and other	(0.6)	1.0	—
Other permanent items	0.9	2.3	0.4
Effective tax rate	6.2%	18.1%	(20.9)%

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 105

Significant components of our deferred tax assets and liabilities were as follows:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
Non-current deferred tax assets (liabilities)
Lease liabilities	$363,753	$341,767
Interest expense carryforwards	70,952	72,765
Net operating loss carryforwards	35,205	60,143
Accrued expenses	22,927	25,906
Stock-based compensation	22,265	19,090
Merchandise inventories	21,174	13,881
Deferred revenue	2,961	3,847
Non-current deferred tax assets	539,237	537,399
Valuation allowance	(3,791)	(4,442)
Non-current deferred tax assets—net	$535,446	$532,957
Property and equipment	$(176,239)	$(182,580)
Lease right-of-use assets	(165,966)	(165,423)
Prepaid expense and other current assets	(35,453)	(29,927)
Tradename, trademarks and other intangible assets	(11,679)	(11,379)
State benefit	(8,780)	(8,104)
Non-current deferred tax liabilities	(398,117)	(397,413)
Total non-current deferred tax assets—net	$137,329	$135,544

A reconciliation of our valuation allowance against deferred tax assets in certain state and foreign jurisdictions due to historical losses was as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Balance at beginning of fiscal year	$4,442	$4,202	$1,959
Net changes in deferred tax assets and liabilities	(651)	240	2,243
Balance at end of fiscal year	$3,791	$4,442	$4,202

As of February 1, 2025, we had federal, state and foreign net operating loss carryovers of $96 million, $104 million and $29 million, respectively. The federal net operating losses do not expire. The state net operating loss carryovers will begin to expire in 2025 and continue to expire at various times depending upon individual state carryforward rules. The foreign net operating losses will begin to expire in 2028. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). We cannot give any assurances that we will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

106 | FORM 10-K	PART II — FINANCIAL STATEMENTS

A reconciliation of the exposures related to unrecognized tax benefits was as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Balance at beginning of fiscal year	$8,604	$8,151	$8,604
Gross decreases—prior period tax positions	(5,438)	—	—
Gross increases—current period tax positions	431	515	—
Reductions based on the lapse of the applicable statutes of limitations	(213)	(62)	(453)
Balance at end of fiscal year	$3,384	$8,604	$8,151

As of February 1, 2025, $2.7 million of our unrecognized tax benefits would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. As of February 1, 2025, we have $0.4 million of exposures related to unrecognized tax benefits that are expected to decrease in the next 12 months.

In October 2017, we filed an amended federal tax return claiming a $5.4 million refund, however, no income tax benefit has been recorded in any fiscal year given the technical nature and amount of the refund claim. As of the first quarter of fiscal 2024, we are no longer appealing this refund claim and have reversed the receivable and related reserve.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of February 1, 2025, we are subject to examination by the tax authorities for fiscal 2021 through fiscal 2024. With few exceptions, as of February 1, 2025, we are no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years prior to fiscal 2021.

We have not provided U.S. income or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as of February 1, 2025 because we intend to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability is expected to be immaterial, due to the participation exemption put in place in the Tax Cuts and Jobs Act of 2017.

The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. To mitigate the administrative burden for multinational enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor.” We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for fiscal 2024. We will continue to evaluate the impact of these tax law changes in future reporting periods.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 107

NOTE 15—NET INCOME PER SHARE

The weighted-average shares used for net income per share were as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023
Weighted-average shares—basic	18,487,319	19,880,576	23,523,065
Effect of dilutive stock-based awards	1,383,386	1,518,408	2,675,660
Effect of dilutive convertible senior notes(1)	120,894	201,494	363,263
Weighted-average shares—diluted	19,991,599	21,600,478	26,561,988
(1)	The dilutive effect of the 2023 Notes and 2024 Notes is calculated under the if-converted method, which assumes share settlement of the entire convertible debt instrument. The 2023 Notes and 2024 Notes matured in June 2023 and September 2024, respectively, and did not have an impact on our diluted share count post-maturity. Refer to Note 11—Convertible Senior Notes.

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023
Options	1,591,655	1,316,836	1,096,269
Restricted stock units	8,990	15,313	19,154
Convertible senior notes	—	—	231,618

NOTE 16—SHARE REPURCHASE PROGRAM AND SHARE RETIREMENT

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program. On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). We did not repurchase any shares of our common stock under the Share Repurchase Program during fiscal 2024. As of February 1, 2025, $201 million remains available for future share repurchases under this program.

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

The excise tax liability of $12 million, which was included in accounts payable and accrued expenses on the consolidated balance sheets as of February 3, 2024, was paid in October 2024 and is no longer outstanding as of February 1, 2025.

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

108 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Plans increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares. As of February 1, 2025, a total of 2,235,091 shares were available for future issuance under the 2023 Stock Incentive Plan.

Stock Options Under the Plans

Stock option activity was as follows:

		WEIGHTED-AVERAGE
	OPTIONS	EXERCISE PRICE
Outstanding—February 3, 2024	3,576,556	$192.94
Granted	546,850	277.64
Exercised	(356,453)	90.60
Cancelled	(114,839)	287.07
Outstanding—February 1, 2025	3,652,114	$212.65

PART II — FINANCIAL STATEMENTS	FORM 10-K | 109

The fair value of stock options granted was estimated on the date of grant using the following weighted-average assumptions:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023
Expected volatility	56.8%	54.3%	62.4%
Expected life (years)	7.2	7.3	7.3
Risk-free interest rate	4.5%	3.9%	3.8%
Dividend yield	—	—	—

Additional information about stock options was as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands, except per share amounts)
Weighted-average fair value per share of stock options granted	$172.87	$160.57	$171.78
Aggregate intrinsic value of stock options exercised	90,058	34,556	1,102,657
Fair value of stock options vested	27,063	19,113	18,071

Information about stock options outstanding, vested or expected to vest, and exercisable as of February 1, 2025 was as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL LIFE	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	(in years)	PRICE	OPTIONS	PRICE
$25.39 — $45.21	151,950	1.3	$35.79	151,950	$35.79
$50.00 — $50.00	1,000,000	2.3	50.00	1,000,000	50.00
$87.31 — $154.82	580,369	4.7	135.01	301,643	128.26
$159.00 — $267.09	804,615	8.5	260.75	66,510	221.46
$278.30 — $379.26	297,630	7.2	316.98	74,645	328.62
$385.30 — $385.30	700,000	5.7	385.30	700,000	385.30
$389.34 — $713.52	117,550	6.9	586.84	31,165	611.96
Total	3,652,114		$212.65	2,325,913	$181.51
Vested or expected to vest	3,332,168		$206.51

110 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Stock Options Under the Plans

Options outstanding, vested or expected to vest, and exercisable as of February 1, 2025 were as follows:

		WEIGHTED-	WEIGHTED-	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding	3,652,114	$212.65	5.2	$774,076
Options vested or expected to vest	3,332,168	$206.51	4.9	$725,915
Options exercisable	2,325,913	$181.51	3.8	$558,694

Stock-based compensation expense related to stock options, which is included in selling, general and administrative expenses on the consolidated statements of income, was as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Stock-based compensation expense(1)	$40,516	$36,509	$40,583
(1)	On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the Stock Incentive Plan. The option will result in aggregate non-cash stock compensation expense of $174 million. Amounts presented include $4.5 million, $9.6 million and $18 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, related to Mr. Friedman’s option.

As of February 1, 2025, the total unrecognized compensation expense related to unvested options was $128 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 4.6 years. In addition, as of February 1, 2025, the total unrecognized compensation expense related to the fully vested option grant made to Mr. Friedman in October 2020 was $0.9 million, which will be recognized in the first quarter of fiscal 2025.

Restricted Stock Awards Under the Plans

We grant restricted stock awards, which include restricted stock and restricted stock units, to our employees and members of our Board of Directors. Restricted stock award activity was as follows:

		WEIGHTED-
		AVERAGE	INTRINSIC
		GRANT DATE FAIR	VALUE
	AWARDS	VALUE	(in thousands)
Outstanding—February 3, 2024	15,940	$437.02
Granted	15,829	301.31
Released	(19,749)	335.72
Cancelled	(800)	300.98
Outstanding—February 1, 2025	11,220	$433.56	$4,702

Additional information about restricted stock awards was as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023
Weighted-average fair value per share of awards granted	$301.31	$322.24	$318.86
Grant date fair value of awards released (in thousands)	6,630	2,846	2,694

PART II — FINANCIAL STATEMENTS	FORM 10-K | 111

Stock-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses on the consolidated statements of income, was as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
Stock-based compensation expense	$3,669	$2,874	$2,962

As of February 1, 2025, the total unrecognized compensation expense related to unvested restricted stock awards was $6.8 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.

Compensation Related to Consolidated VIEs

Refer to Note 7—Variable Interest Entities for details of non-cash compensation related to consolidated variable interest entities in fiscal 2022.

NOTE 18—EMPLOYEE BENEFIT PLANS

We have a 401(k) plan for our employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. We, at our discretion, may contribute funds to the 401(k) plan. We made no contributions to the 401(k) plan during fiscal 2024, fiscal 2023 or fiscal 2022.

NOTE 19—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off balance sheet commitments as of February 1, 2025.

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

112 | FORM 10-K	PART II — FINANCIAL STATEMENTS

With respect to such contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Loss contingencies determined to be probable and estimable are recorded in accounts payable and accrued expenses on the consolidated balance sheets (refer to Note 8—Accounts Payable, Accrued Expenses and Other Current Liabilities). These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to each matter. In view of the inherent difficulty of predicting the outcome of certain matters, particularly in cases in which claimants seek substantial or indeterminate damages, it may not be possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on the consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

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

NOTE 20—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the chief operating decision maker (“CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, including hospitality, websites, Sourcebooks, and the Trade and Contract channels. The Real Estate segment represents operations associated with certain of our equity method investments and consolidated variable interest entities and have operations that are not directly related to the activities of the retail operating segments.

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

Segment Information

The CODM uses segment adjusted operating income to evaluate segment profitability for the retail operating segments and to allocate resources and analyze variances of actual performance to our forecasts when making decisions. Operating income is defined as net income before interest expense—net, other expense—net, income tax expense (benefit) and our share of equity method investments loss—net. Segment adjusted operating income excludes (i) certain asset impairments, (ii) legal settlements, (iii) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020, (iv) severance costs associated with a reorganization, (v) costs associated with product recalls, (vi) employer payroll tax expense related to option exercises by Mr. Friedman, (vii) professional fees related to the 2023 Notes and 2024 Notes transactions (refer to Note 11—Convertible Senior Notes), (viii) non-cash compensation attributed to the noncontrolling interests holder of our consolidated variable interest entities (refer to Note 7—Variable Interest Entities), (ix) compensation settlements related to the Rollover Units and Profit Interest Units in the Waterworks subsidiary and (x) gain on sale of building and land. These items are excluded from segment adjusted operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 113

Segment net revenues, which represent our disaggregated net revenues in accordance with ASC 606, significant segment expenses and segment adjusted operating income, by reportable segment, were as follows:

	YEAR ENDED
	FEBRUARY 1,			FEBRUARY 3,			JANUARY 28,
	2025			2024			2023
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL	RH SEGMENT	WATERWORKS	TOTAL

	(in thousands)
Net revenues	$2,987,818	192,935	3,180,753	$2,835,617	193,509	3,029,126	$3,398,638	191,839	3,590,477
Cost of goods sold	1,674,644	91,177	1,765,821	1,549,510	90,597	1,640,107	1,690,194	88,298	1,778,492
Advertising expense	119,238	3,243	122,481	103,690	3,210	106,900	68,143	2,860	71,003
Other segment expenses(2)	857,742	76,471	934,213	812,959	75,373	888,332	878,757	72,399	951,156
Segment adjusted operating income(1)	336,194	22,044	358,238	369,458	24,329	393,787	761,544	28,282	789,826
Asset impairments			36,071			3,531			24,186
Non-cash compensation			4,532			9,640			18,072
Reorganization related costs			4,423			7,621			—
Legal settlements—net			(9,375)			8,500			(4,188)
Recall accrual			—			(1,576)			560
Employer payroll taxes on option exercises			—			—			14,392
Professional fees			—			—			7,469
Non-cash compensation related to consolidated VIEs			—			—			4,470
Compensation settlements			—			—			3,483
Gain on sale of building and land			—			—			(775)
Income from operations			322,587			366,071			722,157
Interest expense—net			230,601			198,296			113,210
Loss on extinguishment of debt			—			—			169,578
Other expense—net			3,395			1,078			30
Income before taxes and equity method investments			$88,591			$166,697			$439,339

(1)	All intercompany transactions are immaterial and have been eliminated.
(2)	Other segment expenses primarily include compensation and occupancy costs classified as selling, general and administrative expenses, and other general and administrative expenses.

114 | FORM 10-K	PART II — FINANCIAL STATEMENTS

In fiscal 2024, fiscal 2023 and fiscal 2022, the Real Estate segment share of equity method investments loss, which is the measure of segment profitability reviewed by the CODM to evaluate performance internally for the Real Estate segment, was $11 million, $11 million and $2.1 million, respectively. The share of loss from equity method investments for the Waterworks segment was immaterial in all fiscal periods presented.

Depreciation and amortization for our segments was as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,	JANUARY 28,
	2025	2024	2023

	(in thousands)
RH Segment	$124,156	$113,695	$103,221
Waterworks	6,035	5,294	5,367
Real Estate(1)	—	—	—
Total depreciation and amortization	$130,191	$118,989	$108,588
(1)	There is no expense for the Real Estate segment since all assets represent construction in progress.

Balance sheet information for our segments consisted of the following:

	FEBRUARY 1,				FEBRUARY 3,
	2025				2024
	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$140,943	$—	$—	$140,943	$141,033	$—	$—	$141,033
Tradenames, trademarks and other intangible assets(2)	59,118	17,000	—	76,118	58,927	17,000	—	75,927
Equity method investments(3)	—	3,276	123,633	126,909	—	3,609	125,059	128,668
Total assets	4,228,829	165,442	160,418	4,554,689	3,798,572	183,804	161,521	4,143,897
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	The Waterworks segment balance represents membership interests in two European entities, whereby we hold a 50 percent membership interest in one entity and an approximately 25 percent membership interest in the other, and we are not the primary beneficiary of these VIEs. Refer to Note 7—Variable Interest Entities related to the Real Estate segment equity method investments.

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of February 1, 2025, we operated the following number of retail locations and outlets outside the United States:

COUNT
Canada	4
United Kingdom	3
Germany	2
Belgium	1
Spain	1
Total(1)	11
(1)	Geographic revenues generated outside of the United States did not exceed 10% of total consolidated net revenues in any fiscal period presented.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 115

Long-lived assets by geographic location were as follows:

	FEBRUARY 1,	FEBRUARY 3,
	2025	2024

	(in thousands)
North America	$2,514,275	$2,359,839
All other countries	365,678	313,134
Total long-lived assets	$2,879,953	$2,672,973

116 | FORM 10-K	PART II — FINANCIAL STATEMENTS

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 1, 2025, the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our senior leadership team is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a 15(f). Our senior leadership team conducted an assessment of our internal control over financial reporting as of February 1, 2025 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, our senior leadership team concluded that our internal control over financial reporting was effective as of February 1, 2025. The effectiveness of our internal control over financial reporting as of February 1, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended February 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.      OTHER INFORMATION

Rule 10b5-1

During the three months ended February 1, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:

On January 10, 2025, Jack Preston, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,786 shares of RH’s common stock beginning April 11, 2025. The arrangement’s expiration date is December 31, 2025.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 117

On January 10, 2025, Stefan Duban, Chief Gallery & Customer Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,000 shares of RH’s common stock beginning April 11, 2025. The arrangement’s expiration date is March 31, 2026.

On January 17, 2025, Hilary Krane, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 6,538 shares of RH’s common stock beginning April 18, 2025. The arrangement’s expiration date is February 28, 2026.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

118 | FORM 10-K	PART II — FINANCIAL STATEMENTS

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART III	FORM 10-K | 119

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024

Consolidated Statements of Income for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023

Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023

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

ITEM 16.     FORM 10-K SUMMARY

The Company has elected not to include summary information.

120 | FORM 10-K	EXHIBIT INDEX

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
3.1	Restated Certificate of Incorporation of RH.	10-K	001-35720	March 29, 2017	3.1
3.2	Amended and Restated Bylaws of RH.	8-K	001-35720	March 18, 2024	3.1
4.1	Description of Securities of Registrant.	—	—	—	—	X
4.2	Form of RH Common Stock Certificate.	10-K	001-35720	March 29, 2017	4.1
4.3	Indenture dated September 17, 2019, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2024.	8-K	001-35720	September 18, 2019	4.1
10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4
10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1
10.3*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2
10.4*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3
10.5*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4
10.6*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2
10.7*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17
10.8*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman.	8-K	001-35720	May 3, 2017	10.1
10.9*	Cash Incentive Bonus Plan.	10-Q	001-35720	September 9, 2017	10.2
10.10*	Form of Compensation Protection Agreement for Section 16 Presidents.	10-K	001-35720	March 29, 2018	10.11
10.11	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary Friedman.	10-K	001-35720	March 30, 2016	10.13
10.12	Credit Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association as administrative agent and collateral agent.	8-K	001-35720	July 13, 2017	10.1

EXHIBIT INDEX	FORM 10-K | 121

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.13	Credit Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and BSP Agency, LLC, as administrative agent and collateral agent.	8-K	001-35720	April 16, 2019	10.1
10.14	Intercreditor Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., Bank of America, N.A. and BSP Agency, LLC.	8-K	001-35720	April 16, 2019	10.2
10.15	Twelfth Amended and Restated Credit Agreement, dated as of July 29, 2021, by and among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	July 30, 2021	10.1
10.16	Term Loan Credit Agreement dated as of October 20, 2021, by and among Restoration Hardware, Inc. as the borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	October 25, 2021	10.1
10.17	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman dated as of October 18, 2020.	8-K	001-35720	October 21, 2020	10.1
10.18	Term Loan Credit Agreement dated as of October 20, 2021, as amended by the 2022 Incremental Amendment, dated as of May 13, 2022, by and among Restoration Hardware, Inc. as the borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	May 17, 2022	10.2
10.19*	RH 2023 Stock Incentive Plan.	8-K	—	April 5, 2023	10.1
10.20*	Form of Restricted Stock Unit Award Agreement under RH 2023 Stock Incentive Plan.	S-8	333-271419	April 24, 2023	4.5
10.21*	Form of Option Award Agreement under RH 2023 Stock Incentive Plan.	S-8	333-271419	April 24, 2023	4.6
10.22*	Form of Restricted Stock Award Agreement under RH 2023 Stock Incentive Plan.	10-Q	001-35720	June 13, 2024	10.1
19.1**	Insider Trading Policy & Guidelines for Material Non-Public Information.	—	—	—	—	X
21.1	Subsidiary List	—	—	—	—	X
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X
24.1	Power of Attorney (included on signature page)	—	—	—	—	X

122 | FORM 10-K	EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
97	Policy for Recoupment of Incentive Compensation.	—	—	—	—	X
101.INS	XBRL Instance Document––the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Extension Definition	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
*	Indicates management contract or compensatory plan or arrangement.

** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

EXHIBIT INDEX	FORM 10-K | 123

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

	By:	/s/ Gary Friedman
Gary Friedman
Chairman of the Board of Directors and Chief Executive Officer

Date: April 2, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 2nd, 2025.

/s/ Gary Friedman	/s/ Jack Preston
Gary Friedman	Jack Preston
Chairman of the Board of Directors and Chief Executive Officer	Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

/s/ Christina Hargarten	/s/ Carlos Alberini
Christina Hargarten	Carlos Alberini
Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ Keith Belling	/s/ Eri Chaya
Keith Belling	Eri Chaya
Director	Director

/s/ Mark Demilio	/s/ Hilary Krane
Mark Demilio	Hilary Krane
Director	Director

/s/ Katie Mitic	/s/ Ali Rowghani
Katie Mitic	Ali Rowghani
Director	Director

/s/ Leonard Schlesinger
Leonard Schlesinger
Director

124 | FORM 10-K	SIGNATURES