Form 10-Q
period 2025-05-03
RH
filed 2025-06-12
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 6, 2025, 18,732,450 shares of the registrant’s common stock were outstanding.

RH

TABLE OF CONENTS	2025 FIRST QUARTER FORM 10-Q | 2

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MAY 3,	FEBRUARY 1,
	2025	2025

	(in thousands)
ASSETS
Cash and cash equivalents	$46,084	$30,413
Accounts receivable—net	63,781	63,484
Merchandise inventories	1,007,843	1,019,591
Prepaid expense and other current assets	162,225	177,843
Total current assets	1,279,933	1,291,331
Property and equipment—net	1,905,097	1,883,176
Operating lease right-of-use assets	654,978	617,103
Goodwill	141,002	140,943
Tradenames, trademarks and other intangible assets—net	79,050	76,118
Deferred tax assets	147,902	147,723
Equity method investments	122,951	126,909
Other non-current assets	319,343	271,386
Total assets	$4,650,256	$4,554,689
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$398,330	$413,406
Deferred revenue and customer deposits	346,394	291,815
Operating lease liabilities	93,170	100,944
Other current liabilities	96,200	98,961
Total current liabilities	934,094	905,126
Asset based credit facility	185,000	200,000
Term loan B—net	1,898,954	1,903,144
Term loan B-2—net	467,843	468,019
Real estate loans—net	15,441	15,524
Non-current operating lease liabilities	610,053	573,468
Non-current finance lease liabilities	625,463	630,655
Deferred tax liabilities	11,256	10,394
Other non-current liabilities	12,920	11,948
Total liabilities	4,761,024	4,718,278
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of May 3, 2025 and February 1, 2025	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,732,265 shares issued and outstanding as of May 3, 2025; 18,726,116 shares issued and outstanding as of February 1, 2025	2	2
Additional paid-in capital	375,521	362,348
Accumulated other comprehensive income (loss)	16,522	(15,087)
Accumulated deficit	(502,813)	(510,852)
Total stockholders’ deficit	(110,768)	(163,589)
Total liabilities and stockholders’ deficit	$4,650,256	$4,554,689

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands, except share and per share amounts)
Net revenues	$813,952	$726,960
Cost of goods sold	458,619	410,922
Gross profit	355,333	316,038
Selling, general and administrative expenses	299,422	261,375
Operating income	55,911	54,663
Other expenses
Interest expense—net	56,603	56,772
Other (income) expense—net	(3,653)	1,165
Total other expenses	52,950	57,937
Income (loss) before income taxes and equity method investments	2,961	(3,274)
Income tax expense (benefit)	3,127	(2,091)
Loss before equity method investments	(166)	(1,183)
Share of equity method investments (income) loss—net	(8,205)	2,442
Net income (loss)	$8,039	$(3,625)
Weighted-average shares used in computing basic net income (loss) per share	18,729,005	18,324,454
Basic net income (loss) per share	$0.43	$(0.20)
Weighted-average shares used in computing diluted net income (loss) per share	19,913,234	18,324,454
Diluted net income (loss) per share	$0.40	$(0.20)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 4

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Net income (loss)	$8,039	$(3,625)
Net gain (loss) from foreign currency translation	31,609	(1,285)
Comprehensive income (loss)	$39,648	$(4,910)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK
				ACCUMULATED
			ADDITIONAL	OTHER		TOTAL
			PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

	(in thousands, except share amounts)
Balances—February 1, 2025	18,726,116	$2	$362,348	$(15,087)	$(510,852)	$(163,589)
Stock-based compensation	—	—	12,374	—	—	12,374
Vested and delivered restricted stock units	1,020	—	(31)	—	—	(31)
Exercise of stock options	5,129	—	830	—	—	830
Net income	—	—	—	—	8,039	8,039
Net gain from foreign currency translation	—	—	—	31,609	—	31,609
Balances—May 3, 2025	18,732,265	$2	$375,521	$16,522	$(502,813)	$(110,768)

Balances—February 3, 2024	18,315,613	$2	$287,806	$(1,938)	$(583,264)	$(297,394)
Stock-based compensation	—	—	10,544	—	—	10,544
Issuance of restricted stock	4,000	—	—	—	—	—
Vested and delivered restricted stock units	817	—	(151)	—	—	(151)
Exercise of stock options	22,367	—	1,990	—	—	1,990
Net loss	—	—	—	—	(3,625)	(3,625)
Net loss from foreign currency translation	—	—	—	(1,285)	—	(1,285)
Balances—May 4, 2024	18,342,797	$2	$300,189	$(3,223)	$(586,889)	$(289,921)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 6

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,039	$(3,625)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,236	30,827
Non-cash operating lease cost	25,195	23,842
Stock-based compensation expense	12,374	10,544
Non-cash finance lease interest expense	8,945	7,407
Share of equity method investments (income) loss—net	(8,205)	2,442
Distribution of return on equity method investment	4,630	—
Other non-cash items	2,471	2,759
Change in assets and liabilities:
Accounts receivable	(191)	(7,750)
Merchandise inventories	18,010	(48,324)
Prepaid expense and other assets	1,273	15,404
Landlord assets under construction—net of tenant allowances	(17,800)	(8,782)
Accounts payable and accrued expenses	(10,300)	40,520
Deferred revenue and customer deposits	53,541	32,873
Other current liabilities	(3,583)	(11,143)
Current and non-current operating lease liabilities	(34,933)	(24,009)
Other non-current obligations	(8,061)	(6,855)
Net cash provided by operating activities	86,641	56,130
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(52,565)	(66,261)
Equity method investments	(374)	(2,682)
Acquisition of intangible asset	(2,769)	—
Receipt of promissory note repayment from equity method investee	1,750	—
Distribution of return of equity method investment	7,916	—
Proceeds from insurance recoveries	1,000	—
Net cash used in investing activities	(45,042)	(68,943)

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	185,000	—
Repayments under asset based credit facility	(200,000)	—
Repayments under term loans	(6,250)	(6,250)
Repayments under real estate loans	(87)	(9)
Principal payments under finance lease agreements—net of tenant allowances	(6,464)	(4,496)
Proceeds from exercise of stock options	830	1,990
Tax withholdings related to issuance of stock-based awards	(31)	(151)
Net cash used in financing activities	(27,002)	(8,916)
Effects of foreign currency exchange rate translation on cash	1,074	(172)
Net increase (decrease) in cash and cash equivalents	15,671	(21,901)
Cash and cash equivalents
Beginning of period	30,413	123,688
End of period	$46,084	$101,787
Non-cash transactions
Property and equipment additions in accounts payable and accrued expenses at period-end	$35,292	$38,504
Landlord asset additions in accounts payable and accrued expenses at period-end	16,177	6,434
Excise tax from share repurchases in accounts payable and accrued expenses at period-end	—	11,988

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 8

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

As of May 3, 2025, we operated a total of 68 RH Galleries and 42 RH Outlet stores, one RH Guesthouse, one RH Interior Design Office and 14 Waterworks Showrooms throughout the United States, Canada, the United Kingdom, Germany, Belgium and Spain. We also have sourcing operations in Shanghai.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of May 3, 2025, and the results of operations for the three months ended May 3, 2025 and May 4, 2024. Our current fiscal year, which consists of 52 weeks, ends on January 31, 2026 (“fiscal 2025”).

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, as well as the financial information of variable interest entities (“VIEs”) where we represent the primary beneficiary and have the power to direct the activities that most significantly impact the entity’s performance (refer to Note 5—Variable Interest Entities). Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements.

The preparation of the condensed consolidated financial statements, in conformity with GAAP, requires our senior leadership team to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in the condensed consolidated financial statements as of and for the three months ended May 3, 2025. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact the condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “2024 Form 10-K”).

The results of operations for the three months ended May 3, 2025, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 9

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards or Updates Adopted

Joint Venture Formations: Recognition and Initial Measurement

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05—Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a “joint venture” or a “corporate joint venture” and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance does not impact accounting by the venturers. We adopted this new guidance in the first quarter of fiscal 2025 on a prospective basis. While ASU 2023-05 is not currently applicable to us because our existing arrangements in variable interest entities do not meet the definition of joint ventures in the updated standard, we will apply this guidance to any future arrangements we enter into that meet the definition of a joint venture.

New Accounting Standards or Updates Not Yet Adopted

Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09—Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently assessing the impact that adopting this ASU will have on our fiscal 2025 annual consolidated financial statements.

Income Statement: Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This new guidance is designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts and qualitative descriptions of inventory purchases, employee compensation, depreciation and intangible asset amortization, among other requirements. In January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The guidance is required to be adopted on a prospective basis and early adoption is permitted. We are currently assessing the impact that adopting this ASU will have on the condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 10

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consisted of the following:

	MAY 3,	FEBRUARY 1,
	2025	2025

	(in thousands)
Prepaid expenses	$34,391	$29,595
Federal and state tax receivable(1)	21,710	24,729
Vendor deposits	17,870	20,441
Value added tax (VAT) receivable	15,700	9,866
Capitalized catalog costs	13,731	30,162
Tenant allowance receivable	12,199	12,668
Capitalized cloud computing costs	11,003	9,851
Right of return asset for merchandise	5,989	6,237
Promissory notes receivable, including interest(2)	1,135	3,674
Other current assets	28,497	30,620
Total prepaid expense and other current assets	$162,225	$177,843

(1)	Includes $19 million as of both periods related to a federal tax receivable from a carryback claim.
(2)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs. Refer to Note 5—Variable Interest Entities.

Other non-current assets consisted of the following:

	MAY 3,	FEBRUARY 1,
	2025	2025

	(in thousands)
Landlord assets under construction—net of tenant allowances	$168,114	$138,701
Initial direct costs prior to lease commencement	98,021	80,897
Capitalized cloud computing costs—net(1)	25,022	22,738
Other deposits	7,869	7,754
Vendor deposits—non-current	2,070	2,684
Deferred financing fees	1,260	1,512
Other non-current assets	16,987	17,100
Total other non-current assets	$319,343	$271,386
(1)	Presented net of accumulated amortization of $33 million and $30 million as of May 3, 2025 and February 1, 2025, respectively.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 11

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets for the RH Segment and Waterworks consisted of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
February 1, 2025	$140,943	$59,118	$—	$17,000
Additions	—	2,953	—	—
Other(3)	—	(21)	—	—
Foreign currency translation	59	—	—	—
May 3, 2025	$141,002	$62,050	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	Represents amortization of patents.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 12

NOTE 5—VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities and Noncontrolling Interests

In fiscal 2022, we formed eight privately-held limited liability companies (each, a “Member LLC” and collectively, the “Member LLCs” or the “consolidated variable interest entities”) for real estate development activities related to our Gallery transformation and global expansion strategies.

In fiscal 2024, one Member LLC became a wholly-owned subsidiary and is no longer a VIE.

As of May 3, 2025 and February 1, 2025, of the remaining seven Member LLCs, we hold a 50 percent membership interest in six of the Member LLCs, and the remaining noncontrolling interest of 50 percent in each Member LLC is held by the same development partner. In one Member LLC, we hold approximately 75 percent membership interest with the remaining noncontrolling interest of approximately 25 percent held by the same development partner.

The carrying amounts and classification of the VIEs’ assets and liabilities included in the condensed consolidated balance sheets were as follows:

	MAY 3,	FEBRUARY 1,
	2025	2025

	(in thousands)
ASSETS
Cash and cash equivalents	$2,422	$2,177
Prepaid expense and other current assets	1,066	980
Total current assets	3,488	3,157
Property and equipment—net(1)	274,891	259,057
Other non-current assets	7	6
Total assets	$278,386	$262,220
LIABILITIES
Accounts payable and accrued expenses	$7,766	$4,867
Other current liabilities	454	333
Total current liabilities	8,220	5,200
Real estate loan—net(2)	15,441	15,524
Other non-current obligations	995	929
Total liabilities	$24,656	$21,653
(1)	Includes $57 million and $54 million of construction in progress as of May 3, 2025 and February 1, 2025, respectively.
(2)	On September 9, 2022, a Member LLC as the borrower executed a Promissory Note (the “Promissory Note”) with a third-party bank in an aggregate principal amount equal to $16 million with a maturity date of September 9, 2032. The Promissory Note bears interest at a fixed rate per annum equal to 5.37% until September 15, 2027, on which date the interest rate will reset based on the five-year treasury rate plus 2.00%, subject to a total interest rate floor of 3.00%. The Promissory Note is secured by the assets of the Member LLC and the creditor does not have recourse against RH’s general assets.

Equity Method Investments

Equity method investments primarily represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs”) that were formed for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 13

In March 2025, the Aspen LLC in which we hold a 70 percent interest sold its sole real estate property. Subsequent to the property sale, we received $15 million from the Aspen LLC, which consisted of $2.9 million for the repayment of its outstanding promissory note to us, including accrued interest, and a capital distribution of $13 million. The capital distribution of $13 million represented a return of our contributed capital of $7.9 million and a return on investment of $4.6 million, which are included within cash flows from investing activities and cash flows from operating activities, respectively, on the condensed consolidated statements of cash flows. Following this capital distribution, the remaining net assets in this Aspen LLC are immaterial.

As of May 3, 2025, we have made capital contributions of approximately $138 million to the two remaining Aspen LLCs. Additionally, Waterworks has membership interests in two European entities that are equity method investments. Our maximum exposure to loss is the carrying value of each of the equity method investments as of May 3, 2025. During the three months ended May 3, 2025, we did not receive any distributions or have any undistributed earnings of equity method investments related to the two remaining Aspen LLCs or the Waterworks equity method investments. During the three months ended May 4, 2024, we did not receive any distributions or have any undistributed earnings of equity method investments.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following:

	MAY 3,	FEBRUARY 1,
	2025	2025

	(in thousands)
Accounts payable	$214,898	$245,260
Accrued compensation	60,955	50,689
Accrued sales and use tax	31,248	27,685
Accrued occupancy	24,051	24,992
Accrued freight and duty	20,533	18,030
Accrued professional fees	11,459	5,281
Accrued legal contingencies(1)	3,390	3,029
Other accrued expenses	31,796	38,440
Total accounts payable and accrued expenses	$398,330	$413,406
(1)	Refer to Note 13—Commitments and Contingencies.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 14

Other current liabilities consisted of the following:

	MAY 3,	FEBRUARY 1,
	2025	2025

	(in thousands)
Current portion of term loans	$25,000	$25,000
Allowance for sales returns	24,314	23,512
Unredeemed gift card and merchandise credit liability	19,368	19,546
Finance lease liabilities	17,190	21,135
Federal tax payable	3,242	3,242
Foreign tax payable	1,962	1,980
Other current liabilities	5,124	4,546
Total other current liabilities	$96,200	$98,961

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of May 3, 2025 will be recognized within the next six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended May 3, 2025 and May 4, 2024, we recognized $6.5 million and $6.1 million, respectively, of revenue related to previous deferrals related to our gift cards. We expect that approximately 75 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

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

Our confirmed obligations and activity under the Financing Program consisted of the following:

THREE MONTHS ENDED
MAY 3,
2025
(in thousands)
Outstanding at beginning of fiscal period	$35,113
Invoices confirmed	(92,332)
Invoices paid	87,656
Outstanding at end of fiscal period	$30,437

Reorganization

We implemented and completed a restructuring in the fourth quarter of fiscal 2024 that included workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with the initiative included the elimination of numerous leadership and other positions throughout the organization. As of May 3, 2025 and February 1, 2025, we had accruals of $2.0 million and $3.4 million, respectively, included within accounts payable and accrued expenses on the condensed consolidated balance sheets related to the reorganization.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 15

NOTE 7—LEASES

Lease costs—net consisted of the following:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Operating lease costs(1)	$35,446	$32,881
Finance lease costs
Amortization of leased assets(1)	14,673	12,405
Interest on lease liabilities(2)	8,945	7,407
Variable lease costs(3)	7,187	6,643
Sublease income(4)	(1,182)	(1,154)
Total lease costs—net	$65,069	$58,182
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income (loss) based on our accounting policy.
(2)	Included in interest expense—net on the condensed consolidated statements of income (loss). Amounts include lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset for finance leases, which were not material in either period presented.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $4.1 million and $3.9 million for the three months ended May 3, 2025 and May 4, 2024, respectively, as well as charges associated with common area maintenance of $3.1 million and $2.7 million for the three months ended May 3, 2025 and May 4, 2024, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset for operating leases, were not material in either period presented.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income (loss).

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 16

Lease right-of-use assets and lease liabilities consisted of the following:

		MAY 3,	FEBRUARY 1,
		2025	2025

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$654,978	$617,103
Finance leases(1)(2)(3)	Property and equipment—net	992,110	1,007,088
Total lease right-of-use assets		$1,647,088	$1,624,191
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$93,170	$100,944
Finance leases	Other current liabilities	17,190	21,135
Total lease liabilities—current		110,360	122,079
Non-current
Operating leases	Non-current operating lease liabilities	610,053	573,468
Finance leases	Non-current finance lease liabilities	625,463	630,655
Total lease liabilities—non-current		1,235,516	1,204,123
Total lease liabilities		$1,345,876	$1,326,202
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $335 million and $320 million as of May 3, 2025 and February 1, 2025, respectively.
(3)	Includes $34 million and $35 million as of May 3, 2025 and February 1, 2025, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 5—Variable Interest Entities.
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 17

The maturities of lease liabilities were as follows as of May 3, 2025:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2025	$95,018	$36,903	$131,921
2026	135,491	55,781	191,272
2027	124,511	56,588	181,099
2028	89,551	55,773	145,324
2029	77,849	55,462	133,311
2030	68,677	56,323	125,000
Thereafter	392,382	832,418	1,224,800
Total lease payments(1)(2)	983,479	1,149,248	2,132,727
Less—imputed interest(3)	(280,256)	(506,595)	(786,851)
Present value of lease liabilities	$703,223	$642,653	$1,345,876
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $843 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of May 3, 2025, of which $28 million, $38 million, $47 million, $48 million, $51 million and $51 million will be paid in the remainder of fiscal 2025, fiscal 2026, fiscal 2027, fiscal 2028, fiscal 2029 and fiscal 2030, respectively, and $580 million will be paid subsequent to fiscal 2030.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consisted of the following:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	9.4	8.5
Finance leases	20.0	19.4
Weighted-average discount rate
Operating leases	6.0%	5.2%
Finance leases	5.8%	5.1%

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 18

Other information related to leases consisted of the following:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(45,409)	$(31,920)
Operating cash flows from finance leases	(13,477)	(7,407)
Financing cash flows from finance leases—net(1)	(6,464)	(4,496)
Total cash outflows from leases	$(65,350)	$(43,823)
Non-cash transactions
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases	$60,755	$3,915
Finance leases	—	2,446
(1)	Presented net of tenant allowances received subsequent to lease commencement of $1.4 million in the three months ended May 3, 2025. No such amounts were received from landlords in the three months ended May 4, 2024.

NOTE 8—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	MAY 3,				FEBRUARY 1,
	2025				2025
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(1)	5.92%	$185,000	$—	$185,000	$200,000	$—	$200,000
Term loan B(2)	6.94%	1,930,000	(11,046)	1,918,954	1,935,000	(11,856)	1,923,144
Term loan B-2(3)	7.67%	487,500	(14,657)	472,843	488,750	(15,731)	473,019
Total credit facilities		$2,602,500	$(25,703)	$2,576,797	$2,623,750	$(27,587)	$2,596,163
(1)	Deferred financing fees associated with the asset based credit facility as of May 3, 2025 and February 1, 2025 were $1.3 million and $1.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit.
(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,910 million and $1,915 million were included in term loan—net on the condensed consolidated balance sheets as of May 3, 2025 and February 1, 2025, respectively, and $20 million was included in other current liabilities on the condensed consolidated balance sheets as of both May 3, 2025 and February 1, 2025.
(3)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $483 million and $484 million were included in term loan B-2—net on the condensed consolidated balance sheets as of May 3, 2025 and February 1, 2025, respectively, and $5.0 million was included in other current liabilities on the condensed consolidated balance sheets as of both May 3, 2025 and February 1, 2025.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 19

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

Borrowings under the revolving line of credit (other than swing line loans, which are subject to interest at the base rate) bear interest, at the borrower’s option, at either the base rate or the Secured Overnight Financing Rate (“SOFR”) subject to a 0.00% SOFR floor (or, in the case of the Canadian borrowings, the “BA Rate” or the “Canadian Prime Rate”, as such terms are defined in the ABL Credit Agreement, for the Canadian borrowings denominated in Canadian dollars, or the “U.S. Index Rate”, as such term is defined in the ABL Credit Agreement, or SOFR for Canadian borrowings denominated in United States dollars) plus an applicable interest rate margin, in each case.

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of May 3, 2025, RHI was in compliance with the FCCR Covenant.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 20

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

As of May 3, 2025, RHI had $185 million in outstanding borrowings and $368 million of availability under the revolving line of credit, net of $47 million in outstanding letters of credit. As a result of the FCCR Covenant that limits the last 10% of borrowing availability, actual incremental borrowing available to RHI and the other affiliated parties under the revolving line of credit would be $308 million as of May 3, 2025.

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

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 21

The Term Loan Credit Agreement does not contain a financial maintenance covenant.

The Term Loan Credit Agreement contains customary representations and warranties, events of default and other customary terms and conditions for a term loan credit agreement.

NOTE 9—FAIR VALUE MEASUREMENTS

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently (Level 2).

The estimated fair value and carrying value of the Term Loan Credit Agreement and the real estate loans were as follows:

	MAY 3,		FEBRUARY 1,
	2025		2025
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Term loan B	$1,785,250	$1,930,000	$1,920,488	$1,935,000
Term loan B-2	454,594	487,500	487,528	488,750
Real estate loans	17,345	17,751	17,118	17,838
(1)	The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The real estate loans represent the outstanding principal balance and exclude debt issuance costs.

The fair values of the Term Loan B and Term Loan B-2 were derived from observable bid prices (Level 1). The fair values of the real estate loans were derived from discounted cash flows using risk-adjusted rates (Level 2).

NOTE 10—INCOME TAXES

Our income tax expense (benefit) and effective tax rates were as follows:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(dollars in thousands)
Income tax expense (benefit)	$3,127	$(2,091)
Effective tax rate	28.0%	36.6%

The decrease in our effective tax rate for the three months ended May 3, 2025 compared to the three months ended May 4, 2024 is primarily attributable to pre-tax net income in the current fiscal period compared to pre-tax net loss in the prior fiscal period. The three months ended May 3, 2025 was also impacted by a net tax shortfall from stock-based compensation as compared to a net tax benefit in the three months ended May 4, 2024.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 22

The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted, changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. To mitigate the administrative burden for multinational enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor.” We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the three months ended May 3, 2025. We will continue to evaluate the impact of these tax law changes in future reporting periods.

NOTE 11—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share were as follows:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024(1)
Weighted-average shares—basic	18,729,005	18,324,454
Effect of dilutive stock-based awards	1,184,229	—
Weighted-average shares—diluted	19,913,234	18,324,454
(1)	As we reported a net loss for the three months ended May 4, 2024, the weighted-average shares outstanding for basic and diluted are the same for the period.

The following number of options and restricted stock units, as well as shares issuable under convertible senior notes, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024
Options	1,947,777	3,018,757
Restricted stock units	8,632	13,162
Convertible senior notes	—	198,223

NOTE 12—STOCK-BASED COMPENSATION

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

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 23

As of May 3, 2025, there were a total of 1,968,676 shares issuable under the 2023 Stock Incentive Plan. Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Plans increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares.

Equity Awards Under the Plans

Options outstanding, vested or expected to vest, and exercisable as of May 3, 2025 were as follows:

		WEIGHTED-	WEIGHTED-	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding	3,914,130	$209.57	5.3	$215,920
Options vested or expected to vest	3,594,421	205.41	5.0	212,861
Options exercisable	2,472,238	182.44	3.7	197,666

Stock-based compensation expense, which is included in selling, general and administrative expenses on the condensed consolidated statements of income (loss), was as follows:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Stock-based compensation expense(1)	$12,374	$10,544
(1)	On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the Stock Incentive Plan. The option resulted in aggregate non-cash stock compensation expense of $174 million, of which $0.9 million and $1.9 million was recognized during the three months ended May 3, 2025 and May 4, 2024, respectively. As of May 3, 2025, compensation expense for this award has been fully recognized.

No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

As of May 3, 2025, the total unrecognized compensation expense and weighted average remaining term of unvested awards were as follows:

	UNRECOGNIZED	WEIGHTED-
	STOCK BASED	AVERAGE
	COMPENSATION	REMAINING TERM
	(in thousands)	(in years)
Unvested options	$151,315	5.0
Unvested restricted stock and restricted stock units	6,156	1.8
Total	$157,471

NOTE 13—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off-balance sheet commitments as of May 3, 2025.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 24

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

NOTE 14—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the chief operating decision maker (“CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, including hospitality, websites, Sourcebooks, and the Trade and Contract channels. The Real Estate segment represents operations associated with certain of our equity method investments and consolidated VIEs that have operations, which are not directly related to the activities of the retail operating segments.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 25

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

Segment Information

The CODM uses segment adjusted operating income to evaluate segment profitability for the retail operating segments and to allocate resources and analyze variances of actual performance to our forecasts when making decisions. Operating income is defined as net income (loss) before interest expense—net, other (income) expense—net, income tax expense (benefit) and our share of equity method investments (income) loss—net. Segment adjusted operating income excludes (i) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020 and (ii) legal settlements. These items are excluded from segment adjusted operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

Segment net revenues, which represent our disaggregated net revenues in accordance with Accounting Standards Codification 606, significant segment expenses and segment adjusted operating income, by reportable segment, were as follows:

	THREE MONTHS ENDED
	MAY 3,			MAY 4,
	2025			2024
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$764,998	$48,954	$813,952	$677,066	$49,894	$726,960
Cost of goods sold	435,204	23,415	458,619	387,258	23,664	410,922
Advertising expense	48,723	655	49,378	34,333	767	35,100
Other segment expenses(2)	229,616	19,577	249,193	214,044	19,659	233,703
Segment adjusted operating income(1)	51,455	5,307	56,762	41,431	5,804	47,235
Non-cash compensation			851			1,947
Legal settlements—net			—			(9,375)
Operating income			55,911			54,663
Interest expense—net			56,603			56,772
Other (income) expense—net			(3,653)			1,165
Income (loss) before income taxes and equity method investments			$2,961			$(3,274)
(1)	All intercompany transactions are immaterial and have been eliminated.
(2)	Other segment expenses primarily include compensation and occupancy costs classified as selling, general and administrative expenses, and other general and administrative expenses.

In the three months ended May 3, 2025 and May 4, 2024, the Real Estate segment share of equity method investments, which is the measure of segment profitability reviewed by the CODM to evaluate performance internally for the Real Estate segment, was income of $8.3 million and loss of $2.8 million, respectively. The share of loss from equity method investments for the Waterworks segment was immaterial in both fiscal periods presented.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 26

Depreciation and amortization for our segments was as follows:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
RH Segment	$33,861	$29,383
Waterworks	1,375	1,444
Real Estate(1)	—	—
Total depreciation and amortization	$35,236	$30,827
(1)	There is no expense for the Real Estate segment since all assets represent construction in progress.

Balance sheet information for our segments consisted of the following:

	MAY 3,				FEBRUARY 1,
	2025				2025
	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$141,002	$—	$—	$141,002	$140,943	$—	$—	$140,943
Tradenames, trademarks and other intangible assets(2)	62,050	17,000	—	79,050	59,118	17,000	—	76,118
Equity method investments(3)	—	3,610	119,341	122,951	—	3,276	123,633	126,909
Total assets	4,327,929	166,155	156,172	4,650,256	4,228,829	165,442	160,418	4,554,689
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	The Waterworks segment balance represents membership interests in two European entities, one entity in which we hold a 50 percent membership interest and another entity in which we increased our membership interest from approximately 25 percent as of February 1, 2025 to approximately 28 percent as of May 3, 2025. We are not the primary beneficiary of either of these VIEs.

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of May 3, 2025, we operated the following number of retail locations and outlets outside the United States:

COUNT
Canada	4
United Kingdom	3
Germany	2
Belgium	1
Spain	1
Total(1)	11
(1)	Geographic revenues generated outside of the United States did not exceed 10% of total consolidated net revenues in either fiscal period presented.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 27

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of our operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2024 Form 10-K.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that are subject to risks and uncertainties. Refer to “Special Note Regarding Forward-Looking Statements and Market Data” below and Item 1A—Risk Factors in our 2024 Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those listed in our 2024 Form 10-K.

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three months ended May 3, 2025, and a comparison to the three months ended May 4, 2024. The discussion related to cash flows for the three months ended May 4, 2024, has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended May 4, 2024, filed with the Securities and Exchange Commission (“SEC”) on June 13, 2024.

MD&A is a supplement to the condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q and is provided to enhance an understanding of our results of operations and financial condition. Our MD&A is organized as follows:

Overview. This section provides a general description of our business, including our key value-driving strategies and an overview of certain known trends and uncertainties.

Basis of Presentation and Results of Operations. This section provides the condensed consolidated statements of income (loss) and other financial and operating data, including a comparison of our results of operations in the current period as compared to the prior year’s comparative period, as well as non-GAAP measures we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

Liquidity and Capital Resources. This section provides an overview of our sources and uses of cash and our financing arrangements, including our credit facilities and debt arrangements, in addition to the cash requirements for our business, such as our capital expenditures.

Critical Accounting Policies and Estimates. This section provides the accounting policies and estimates that involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position, including the significant estimates and judgments used in the preparation of the condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 28

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may, in fact, not be short term and may recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled Risk Factors in our 2024 Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report and in our 2024 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

We have recently undertaken efforts to introduce the most prolific collection of new products in our history, with a substantial number of new furniture and upholstery collections across RH Interiors, RH Modern, RH Outdoor, RH Baby & Child and RH TEEN. These new collections reflect a level of design and quality inaccessible in our current market, and a value proposition that we believe will be disruptive across multiple markets.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 29

As of May 3, 2025, we operated the following number of locations:

COUNT
RH
North America
Design Galleries	33
Legacy Galleries	27
Outdoor Gallery	1
Modern Gallery	1
Baby & Child and TEEN Gallery	1
Interior Design Office	1
Total RH retail locations—North America	64
Europe Design Galleries	5
Total RH retail locations	69
Outlets	42
Guesthouse	1
Waterworks Showrooms	14

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

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 30

Strategic Initiatives

We are in the process of implementing a number of significant business initiatives that have had, and will continue to have, an impact on our results of operations. As a result, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the short term and may amplify fluctuations in our growth rates from quarter to quarter. Delays in the rate of opening new Galleries and pursuit of our international expansion have resulted in delays in the corresponding increase in net revenues that we ordinarily experience as new Design Galleries are introduced. In addition, we anticipate that our net revenues, adjusted net income (loss) and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

For more information, refer to the sections entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in our 2024 Form 10-K.

Key Value-Driving Strategies

In order to achieve our long-term strategies of product transformation, platform expansion and cash generation as well as drive growth across our business, we are focused on the following key strategies and business initiatives:

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and we believe their desirability and exclusivity have enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Beginning with the mailing of our RH Interiors Sourcebook in the fall of 2023 and with additional Sourcebook mailings throughout 2024 and the beginning of 2025, we have introduced the most prolific collection of new products in our history. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

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

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 31

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

Basis of Presentation and Results of Operations

The following table sets forth the condensed consolidated statements of income (loss):

	THREE MONTHS ENDED
	MAY 3,	% OF NET	MAY 4,	% OF NET
	2025	REVENUES	2024	REVENUES

	(dollars in thousands)
Net revenues	$813,952	100.0%	$726,960	100.0%
Cost of goods sold	458,619	56.3	410,922	56.5
Gross profit	355,333	43.7	316,038	43.5
Selling, general and administrative expenses	299,422	36.8	261,375	36.0
Operating income	55,911	6.9	54,663	7.5
Other expenses
Interest expense—net	56,603	6.9	56,772	7.8
Other (income) expense—net	(3,653)	(0.4)	1,165	0.2
Total other expenses	52,950	6.5	57,937	8.0
Income (loss) before income taxes and equity method investments	2,961	0.4	(3,274)	(0.5)
Income tax expense (benefit)	3,127	0.4	(2,091)	(0.3)
Loss before equity method investments	(166)	(0.0)	(1,183)	(0.2)
Share of equity method investments (income) loss—net	(8,205)	(1.0)	2,442	0.3
Net income (loss)	$8,039	1.0%	$(3,625)	(0.5)%

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 32

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use non-GAAP financial measures, including adjusted operating income, adjusted net income (loss), EBITDA, adjusted EBITDA, and adjusted capital expenditures (collectively, “non-GAAP financial measures”). We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains and the tax effect of these adjustments. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that they provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision-making. The non-GAAP financial measures used by us in this Quarterly Report on Form 10-Q may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

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

Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Net income (loss)	$8,039	$(3,625)
Interest expense—net(1)	56,603	56,772
Other (income) expense—net(1)	(3,653)	1,165
Income tax expense (benefit)(1)	3,127	(2,091)
Share of equity method investments (income) loss—net(1)	(8,205)	2,442
Operating income	55,911	54,663
Non-cash compensation(2)	851	1,947
Legal settlements—net(3)	—	(9,375)
Adjusted operating income	$56,762	$47,235
(1)	Refer to discussion “Three Months Ended May 3, 2025 Compared to Three Months Ended May 4, 2024” below for a discussion of our results of operations for the three months ended May 3, 2025 and May 4, 2024.
(2)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(3)	Represents favorable legal settlements received of $10 million, partially offset by costs incurred in connection with one of the matters.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 33

Adjusted Net Income (Loss). Adjusted net income (loss) is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income (Loss) to Adjusted Net Income (Loss)

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Net income (loss)	$8,039	$(3,625)
Adjustments pre-tax:
Non-cash compensation(1)	851	1,947
Legal settlements—net(1)	—	(9,375)
Subtotal adjusted items	851	(7,428)
Impact of income tax items(2)	1,907	1,280
Share of equity method investments (income) loss—net(1)	(8,205)	2,442
Adjusted net income (loss)	$2,592	$(7,331)
(1)	Refer to table titled “Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income (loss), (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent. The adjustments for the three months ended May 3, 2025 and May 4, 2024 are based on adjusted tax rates of 32.0% and 31.5%, respectively.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 34

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

Reconciliation of GAAP Net Income (Loss) to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Net income (loss)	$8,039	$(3,625)
Depreciation and amortization	35,236	30,827
Interest expense—net	56,603	56,772
Income tax expense (benefit)	3,127	(2,091)
EBITDA	103,005	81,883
Non-cash compensation(1)	12,374	10,544
Capitalized cloud computing amortization(2)	2,916	2,471
Share of equity method investments (income) loss—net(3)	(8,205)	2,442
Other (income) expense—net(3)	(3,653)	1,165
Legal settlements—net(3)	—	(9,375)
Adjusted EBITDA	$106,437	$89,130
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Represents amortization associated with capitalized cloud computing costs.
(3)	Refer to table titled “Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Capital expenditures	$52,565	$66,261
Landlord assets under construction—net of tenant allowances	17,800	8,782
Adjusted capital expenditures	$70,365	$75,043

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $1.4 million in the three months ended May 3, 2025, which are reflected as a reduction to principal payments under finance leases—net of tenant allowances within financing activities on the condensed consolidated statements of cash flows. No such payments were received in the three months ended May 4, 2024.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 35

Our retail location square footage metrics and activity were as follows:

	THREE MONTHS ENDED
	MAY 3,		MAY 4,
	2025		2024
		TOTAL		TOTAL
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	83	1,527	84	1,378
RH Design Galleries
Cleveland	—	—	1	33.1
Brussels	—	—	1	27.7
RH Legacy Gallery
Cleveland	—	—	(1)	(7.1)
RH Outdoor Gallery
Greenwich	1	4.2	—	—
RH Baby & Child and TEEN Gallery
Greenwich	(1)	(4.2)	—	—
Waterworks Showroom
Dallas (remodel)	—	2.4	—	—
End of period	83	1,529	85	1,432
Total square footage at end of period(2)		2,100		1,971
(1)	Represents retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Includes approximately 89,000 square feet related to three owned retail locations as of both May 3, 2025 and May 4, 2024.

(2)	Includes approximately 142,000 square feet related to three owned retail locations as of both May 3, 2025 and May 4, 2024.

Weighted-average square footage and selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period, and were as follows:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Weighted-average square footage	2,098	1,935
Weighted-average selling square footage	1,528	1,404

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 36

Three Months Ended May 3, 2025 Compared to Three Months Ended May 4, 2024

	THREE MONTHS ENDED
	MAY 3,			MAY 4,
	2025			2024
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$764,998	$48,954	$813,952	$677,066	$49,894	$726,960
Cost of goods sold	435,204	23,415	458,619	387,258	23,664	410,922
Gross profit	329,794	25,539	355,333	289,808	26,230	316,038
Selling, general and administrative expenses	279,190	20,232	299,422	244,149	17,226	261,375
Operating income	$50,604	$5,307	$55,911	$45,659	$9,004	$54,663
(1)	The results for the Real Estate segment were immaterial in the three months ended May 3, 2025 and May 4, 2024, thus, such results are presented within the RH Segment each period. Refer to Note 14—Segment Reporting in the condensed consolidated financial statements. Additionally, all intercompany transactions are immaterial and have been eliminated.
(2)	RH Segment net revenues include outlet revenues of $67 million and $62 million for the three months ended May 3, 2025 and May 4, 2024, respectively.

Net revenues

Consolidated net revenues increased $87 million, or 12.0%, to $814 million in the three months ended May 3, 2025 compared to $727 million in the three months ended May 4, 2024.

RH Segment net revenues

RH Segment net revenues increased $88 million, or 13.0%, to $765 million in the three months ended May 3, 2025 compared to $677 million in the three months ended May 4, 2024. The below discussion highlights the primary factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended May 3, 2025 increased primarily due to higher revenue in our core business driven by our continued product transformation and platform expansion. In addition, hospitality revenue increased as a result of new Gallery openings and we had higher outlet revenue.

Waterworks net revenues

Waterworks net revenues decreased $0.9 million, or 1.9%, to $49 million in the three months ended May 3, 2025 compared to $50 million in the three months ended May 4, 2024.

Gross profit

Consolidated gross profit increased $39 million, or 12.4%, to $355 million in the three months ended May 3, 2025 compared to $316 million in the three months ended May 4, 2024. As a percentage of net revenues, consolidated gross margin increased 20 basis points to 43.7% of net revenues in the three months ended May 3, 2025 from 43.5% of net revenues in the three months ended May 4, 2024.

RH Segment gross profit

RH Segment gross profit increased $40 million, or 13.8%, to $330 million in the three months ended May 3, 2025 from $290 million in the three months ended May 4, 2024. As a percentage of net revenues, RH Segment gross margin increased 30 basis points to 43.1% of net revenues in the three months ended May 3, 2025 from 42.8% of net revenues in the three months ended May 4, 2024. The increase in RH Segment gross margin was primarily attributable to leverage in occupancy costs and shipping costs as well as increased margins in the RH core business year over year. This increase in gross margin was partially offset by an increase in other product costs.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 37

Waterworks gross profit

Waterworks gross profit was $26 million in both the three months ended May 3, 2025 and May 4, 2024. As a percentage of net revenues, Waterworks gross margin decreased 40 basis points to 52.2% of net revenues in the three months ended May 3, 2025 from 52.6% of net revenues in the three months ended May 4, 2024.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $38 million, or 14.6%, to $299 million in the three months ended May 3, 2025 from $261 million in the three months ended May 4, 2024.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $35 million, or 14.4%, to $279 million in the three months ended May 3, 2025 compared to $244 million in the three months ended May 4, 2024.

RH Segment selling, general and administrative expenses for the three months ended May 3, 2025 and May 4, 2024 included non-cash compensation of $0.9 million and $1.9 million, respectively, related to an option grant made to Mr. Friedman in October 2020. In addition, RH Segment selling, general and administrative expenses for the three months ended May 4, 2024 included favorable net legal settlements of $6.2 million.

RH Segment selling, general and administrative expenses were 36.4% and 36.7% of net revenues for the three months ended May 3, 2025 and May 4, 2024, respectively, excluding the adjustments mentioned above. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by leverage in pre-opening and travel, occupancy and compensation costs year over year. We also recognized an increase in advertising costs primarily due to the circulation of the Spring 2025 RH Interiors Sourcebook with no comparable mailing in the prior year, which was partially offset by a decrease in costs for the RH Outdoor Sourcebook in 2025 as compared to 2024.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $3.0 million, or 17.5%, to $20 million in the three months ended May 3, 2025 compared to $17 million in the three months ended May 4, 2024.

Waterworks selling, general and administrative expenses in the three months ended May 4, 2024 included $3.2 million related to a favorable legal settlement. Excluding the adjustment for the legal settlement, Waterworks selling, general and administrative expenses would have increased 40 basis points to 41.4% of net revenues in the three months ended May 3, 2025, compared to 41.0% of net revenues for the three months ended May 4, 2024.

Interest expense—net

Interest expense—net consisted of the following:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Term loan interest expense	$45,240	$51,944
Finance lease interest expense	8,945	7,407
Asset based credit facility	3,864	—
Other interest expense	915	1,113
Interest income	(1,581)	(1,066)
Capitalized interest for capital projects	(780)	(2,626)
Interest expense—net	$56,603	$56,772

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 38

Other (income) expense—net

Other (inome) expense—net consisted of the following:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Foreign exchange from transactions(1)	$(370)	$945
Foreign exchange from remeasurement of intercompany loans(2)	(3,283)	220
Other (income) expense—net	$(3,653)	$1,165
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense (benefit)

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(dollars in thousands)
Income tax expense (benefit)	$3,127	$(2,091)
Effective tax rate	28.0%	36.6%

The decrease in our effective tax rate for the three months ended May 3, 2025 compared to the three months ended May 4, 2024 is primarily attributable to pre-tax net income in the current fiscal period compared to pre-tax net loss in the prior fiscal period. The three months ended May 3, 2025 was also impacted by a net tax shortfall from stock-based compensation as compared to a net tax benefit in the three months ended May 4, 2024.

Share of equity method investments (income) loss—net

Our share of equity method investments income of $8.2 million in the three months ended May 3, 2025 was primarily attributable to an Aspen LLC distribution of $7.9 million (refer to Note 5—Variable Interest Entities in the condensed consolidated financial statements). Our share of equity method investments loss in the three months ended May 4, 2024 was $2.4 million.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 39

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

Net debt and availability under the ABL Credit Agreement were as follows:

	MAY 3,	FEBRUARY 1,
	2025	2025

	(in thousands)
Asset based credit facility(1)	$185,000	$200,000
Term loan B(1)	1,930,000	1,935,000
Term loan B-2(1)	487,500	488,750
Notes payable for share repurchases	315	315
Total debt	$2,602,815	$2,624,065
Cash and cash equivalents	(46,084)	(30,413)
Total net debt(2)	$2,556,731	$2,593,652
Availability under the asset based credit facility—net(3)	$367,800	$355,260
(1)	Amounts exclude discounts upon original issuance and third-party offering and debt issuance costs.
(2)	Net debt as of May 3, 2025 and February 1, 2025 excludes non-recourse real estate loans of $18 million as of both periods. These loans are secured by specific real estate assets and the associated creditors do not have recourse against RH’s general assets.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $47 million and $45 million in outstanding letters of credit as of May 3, 2025 and February 1, 2025, respectively. As a result of the FCCR Covenant that limits the last 10% of borrowing availability, actual incremental borrowing available under the revolving line of credit would be $308 million as of May 3, 2025. Refer to Note 8—Credit Facilities in the condensed consolidated financial statements for further information on our ABL Credit Agreement.

General

The primary cash needs of our business have historically been for merchandise inventories, payroll, rent for our retail and outlet locations, capital expenditures associated with opening new locations and related real estate investments, updating existing locations, as well as the development of our infrastructure and information technology, and Sourcebooks. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. During fiscal 2022 and fiscal 2023, we invested $2,265 million of cash, inclusive of excise taxes paid, in the purchase of shares of our common stock pursuant to our Share Repurchase Program. We continuously evaluate our capital allocation strategy and may engage in future investments in connection with existing or new share repurchase programs (refer to “Share Repurchase Program” below), which may include investments in derivatives or other equity linked instruments. We have in the past been, and continue to be, opportunistic in responding to favorable market conditions regarding both sources and uses of capital. Capital raised from debt financing arrangements has enabled us to pursue various investments, including our investments in joint ventures. We expect to continue to take an opportunistic approach regarding both sources and uses of capital in connection with our business.

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

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 40

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

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 41

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the three months ended May 3, 2025, adjusted capital expenditures were $70 million in aggregate, net of cash received related to landlord tenant allowances of $4.1 million. In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $1.4 million during the three months ended May 3, 2025. We anticipate our adjusted capital expenditures to be $275 million to $325 million in fiscal 2025, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates, and we may make adjustments to our allocation of capital in fiscal 2025 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

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

Cash Flow Analysis

Cash flows from operating, investing, and financing activities were as follows:

	THREE MONTHS ENDED
	MAY 3,	MAY 4,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$86,641	$56,130
Net cash used in investing activities	(45,042)	(68,943)
Net cash used in financing activities	(27,002)	(8,916)
Net increase (decrease) in cash and cash equivalents	15,671	(21,901)
Cash and cash equivalents at end of period	46,084	101,787

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation and the effect of changes in working capital and other activities.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 42

For the three months ended May 3, 2025, net cash provided by operating activities was $87 million and consisted of net income of $8.0 million and an increase in non-cash items of $81 million, partially offset by a change in working capital and other activities of $2.0 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $35 million, an increase in landlord assets under construction, net of tenant allowances, of $18 million, a decrease in other current and non-current liabilities of $12 million and a decrease in accounts payable and accrued expenses of $10 million. These uses of cash from working capital were partially offset by an increase in deferred revenue and customer deposits of $54 million and a decrease in merchandise inventory of $18 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the three months ended May 3, 2025, net cash used in investing activities was $45 million and was comprised of investments in retail stores, information technology and systems infrastructure of $53 million and an acquisition of an intangible asset of $2.8 million. These cash outflows were partially offset by cash received from a distribution of return of equity method investments of $7.9 million and receipt of a promissory note repaid by our equity method investee of $1.8 million.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments related to credit facilities, convertible senior notes and other financing arrangements, and cash used in connection with such financing activities include investments in our share repurchase program, repayment of indebtedness, including principal payments under finance lease agreements and other equity related transactions.

For the three months ended May 3, 2025, net cash used in financing activities was $27 million primarily due to net repayments under the asset based credit facility of $15 million, net payments under finance lease agreements of $6.5 million and payments under term loans of $6.3 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets under construction, as well as excise tax from share repurchases, included in accounts payable and accrued expenses at period-end.

Cash Requirements from Contractual Obligations

Leases

We lease nearly all of our retail and outlet locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. Refer to Note 7—Leases in the condensed consolidated financial statements for further information on our lease arrangements, including the maturities of our operating and finance lease liabilities.

Most lease arrangements provide us with the option to renew the leases at defined terms. The table presenting the maturities of our lease liabilities included in Note 7—Leases in the condensed consolidated financial statements includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts presented therein do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases.

Asset Based Credit Facility

Refer to Note 8—Credit Facilities in the condensed consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

Term Loan

Refer to Note 8—Credit Facilities in the condensed consolidated financial statements for further information on our Term Loan.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 43

Real Estate Loans

Refer to Note 5—Variable Interest Entities in the condensed consolidated financial statements for further information on the real estate loan held as part of our joint ventures with a third-party development partner.

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

On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). We did not repurchase any shares of our common stock under the Share Repurchase Program during the three months ended May 3, 2025. As of May 3, 2025, $201 million remains available for future share repurchases under the Share Repurchase Program.

We regularly review share repurchase activity and consider various factors in determining whether and when to execute investments in connection with our share repurchase program, including, among others, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of our common stock. We believe that our share repurchase program will continue to be an excellent allocation of capital for the long-term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities. Since January 1, 2023, share repurchases under our Share Repurchase Program are subject to a 1% excise tax imposed under the Inflation Reduction Act.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires senior leadership to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions and such differences could be material to the condensed consolidated financial statements.

Our senior leadership team evaluates the development and selection of our critical accounting policies and estimates and believes that certain of our significant accounting policies involve a higher degree of judgment or complexity and are most significant to reporting our consolidated results of operations and financial position and are therefore discussed as critical:

Merchandise Inventories—Reserves

Impairment—Long-Lived Assets

Lease Accounting—Determination of the Classification of New Real Estate Lease Contracts

Reasonably Certain Lease Term

Incremental Borrowing Rate

Fair Value

Variable Interest Entities

There have been no material changes to the critical accounting policies and estimates listed above from the disclosures included in the 2024 Form 10-K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2024 Form 10-K.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 44

Recently Issued Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in the condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk since February 1, 2025. Refer to Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk in our 2024 Form 10-K for a discussion on our exposures to market risk.

Interest Rate Risk

As described in our 2024 Form 10-K and in Note 8—Credit Facilities of the condensed consolidated financial statements herein, we are subject to interest rate risk in connection with borrowings under the ABL Credit Agreement and the Term Loan Credit Agreement, as amended, since such borrowings bear interest at variable rates. We may also incur additional indebtedness that bears interest at variable rates. In addition, the real estate loan held by our VIE also bears interest at variable rates. We are also subject to interest rate risk through interest income received on our cash and cash equivalent balances.

Based on the average interest rate on the revolving line of credit under the ABL Credit Agreement and the Term Loan B and Term Loan B-2 under the Term Loan Credit Agreement during the three months ended May 3, 2025, and to the extent that borrowings were outstanding under any facility, for every 100-basis point change in interest rates, our annual interest expense could change by approximately $26 million. However, our exposure to change in our interest expense is partially offset by interest income, which is also affected by changes in market interest rates.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 3, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during our most recent fiscal quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2025 FIRST QUARTER FORM 10-Q | 45

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

For additional information, refer to Note 13—Commitments and Contingencies in the condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2024 Form 10-K. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

The risks described in our 2024 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

PART II. OTHER INFORMATION	2025 FIRST QUARTER FORM 10-Q | 46

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended May 3, 2025, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(2)
				(in millions)
February 2, 2025 to March 1, 2025	—	$—	—	$201
March 2, 2025 to April 5, 2025	130	$236.28	—	$201
April 6, 2025 to May 3, 2025	—	$—	—	$201
Total	130		—
(1)	Includes shares withheld from delivery to satisfy tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under the Plans.
(2)	Reflects the dollar value of shares that may yet be repurchased under our Share Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1

During the three months ended May 3, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:

On April 9, 2025, Hilary Krane, a director of the Company, modified a Rule 10b5-1 trading arrangement originally adopted on January 17, 2025. The modified Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 6,538 shares of RH’s common stock beginning July 9, 2025. The arrangement’s expiration date is February 28, 2026.

PART II. OTHER INFORMATION	2025 FIRST QUARTER FORM 10-Q | 47

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

PART II. OTHER INFORMATION	2025 FIRST QUARTER FORM 10-Q | 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2025	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2025	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: June 12, 2025	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2025 FIRST QUARTER FORM 10-Q | 49