Form 10-Q
period 2025-08-02
RH
filed 2025-09-11
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of September 5, 2025, 18,745,070 shares of the registrant’s common stock were outstanding.

RH

2 | 2025 SECOND QUARTER FORM 10-Q	TABLE OF CONTENTS

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	AUGUST 2,	FEBRUARY 1,
	2025	2025

	(in thousands)
ASSETS
Cash and cash equivalents	$34,560	$30,413
Accounts receivable—net	61,248	63,484
Merchandise inventories	956,947	1,019,591
Prepaid expense and other current assets	148,911	177,843
Total current assets	1,201,666	1,291,331
Property and equipment—net	2,018,159	1,883,176
Operating lease right-of-use assets	638,085	617,103
Goodwill	143,774	140,943
Tradenames, trademarks and other intangible assets—net	79,656	76,118
Deferred tax assets	147,954	147,723
Equity method investments	121,599	126,909
Other non-current assets	346,128	271,386
Total assets	$4,697,021	$4,554,689
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$380,533	$413,406
Deferred revenue and customer deposits	351,502	291,815
Operating lease liabilities	105,866	100,944
Other current liabilities	116,000	98,961
Total current liabilities	953,901	905,126
Asset based credit facility	135,000	200,000
Term loan B—net	1,894,761	1,903,144
Term loan B-2—net	467,665	468,019
Real estate loans—net	15,360	15,524
Non-current operating lease liabilities	588,083	573,468
Non-current finance lease liabilities	657,784	630,655
Deferred tax liabilities	11,433	10,394
Other non-current liabilities	13,934	11,948
Total liabilities	4,737,921	4,718,278
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of August 2, 2025 and February 1, 2025	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,744,120 shares issued and outstanding as of August 2, 2025; 18,726,116 shares issued and outstanding as of February 1, 2025	2	2
Additional paid-in capital	387,582	362,348
Accumulated other comprehensive income (loss)	22,621	(15,087)
Accumulated deficit	(451,105)	(510,852)
Total stockholders’ deficit	(40,900)	(163,589)
Total liabilities and stockholders’ deficit	$4,697,021	$4,554,689

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024

	(in thousands, except share and per share amounts)
Net revenues	$899,151	$829,655	$1,713,103	$1,556,615
Cost of goods sold	489,892	454,898	948,511	865,820
Gross profit	409,259	374,757	764,592	690,795
Selling, general and administrative expenses	280,383	278,630	579,805	540,005
Operating income	128,876	96,127	184,787	150,790
Other expenses
Interest expense—net	57,358	59,262	113,961	116,034
Other (income) expense—net	(574)	(663)	(4,227)	502
Total other expenses	56,784	58,599	109,734	116,536
Income before taxes and equity method investments	72,092	37,528	75,053	34,254
Income tax expense	19,032	3,717	22,159	1,626
Income before equity method investments	53,060	33,811	52,894	32,628
Share of equity method investments (income) loss—net	1,352	4,859	(6,853)	7,301
Net income	$51,708	$28,952	$59,747	$25,327
Weighted-average shares used in computing basic net income per share	18,737,234	18,458,207	18,733,119	18,391,331
Basic net income per share	$2.76	$1.57	$3.19	$1.38
Weighted-average shares used in computing diluted net income per share	19,737,331	19,961,610	19,825,282	19,949,657
Diluted net income per share	$2.62	$1.45	$3.01	$1.27

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024

	(in thousands)
Net income	$51,708	$28,952	$59,747	$25,327
Net gain from foreign currency translation	6,099	5,227	37,708	3,942
Comprehensive income	$57,807	$34,179	$97,455	$29,269

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK
				ACCUMULATED
			ADDITIONAL	OTHER		TOTAL
			PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

	(in thousands, except share amounts)
Balances—May 3, 2025	18,732,265	$2	$375,521	$16,522	$(502,813)	$(110,768)
Stock-based compensation	—	—	11,633	—	—	11,633
Issuance of restricted stock	4,690	—	—	—	—	—
Exercise of stock options	7,165	—	428	—	—	428
Net income	—	—	—	—	51,708	51,708
Net gain from foreign currency translation	—	—	—	6,099	—	6,099
Balances—August 2, 2025	18,744,120	$2	$387,582	$22,621	$(451,105)	$(40,900)

Balances—May 4, 2024	18,342,797	$2	$300,189	$(3,223)	$(586,889)	$(289,921)
Stock-based compensation	—	—	11,529	—	—	11,529
Issuance of restricted stock	3,829	—	—	—	—	—
Exercise of stock options	136,071	—	9,496	—	—	9,496
Net income	—	—	—	—	28,952	28,952
Net gain from foreign currency translation	—	—	—	5,227	—	5,227
Balances—August 3, 2024	18,482,697	$2	$321,214	$2,004	$(557,937)	$(234,717)

	SIX MONTHS ENDED
	COMMON STOCK
				ACCUMULATED
			ADDITIONAL	OTHER		TOTAL
			PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	DEFICIT

	(in thousands, except share amounts)
Balances—February 1, 2025	18,726,116	$2	$362,348	$(15,087)	$(510,852)	$(163,589)
Stock-based compensation	—	—	24,007	—	—	24,007
Issuance of restricted stock	4,690	—	—	—	—	—
Vested and delivered restricted stock units	1,020	—	(31)	—	—	(31)
Exercise of stock options	12,294	—	1,258	—	—	1,258
Net income	—	—	—	—	59,747	59,747
Net gain from foreign currency translation	—	—	—	37,708	—	37,708
Balances—August 2, 2025	18,744,120	$2	$387,582	$22,621	$(451,105)	$(40,900)

Balances—February 3, 2024	18,315,613	$2	$287,806	$(1,938)	$(583,264)	$(297,394)
Stock-based compensation	—	—	22,073	—	—	22,073
Issuance of restricted stock	7,829	—	—	—	—	—
Vested and delivered restricted stock units	817	—	(151)	—	—	(151)
Exercise of stock options	158,438	—	11,486	—	—	11,486
Net income	—	—	—	—	25,327	25,327
Net gain from foreign currency translation	—	—	—	3,942	—	3,942
Balances—August 3, 2024	18,482,697	$2	$321,214	$2,004	$(557,937)	$(234,717)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

6 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,747	$25,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,865	63,084
Non-cash operating lease cost	51,106	48,358
Stock-based compensation expense	24,007	22,073
Asset impairments	3,948	776
Non-cash finance lease interest expense	18,193	15,329
Product recall	1,913	—
Share of equity method investments (income) loss—net	(6,853)	7,301
Distribution of return on equity method investment	4,630	—
Other non-cash items	2,098	4,366
Change in assets and liabilities:
Accounts receivable	2,407	(11,563)
Merchandise inventories	73,595	(162,577)
Prepaid expense and other assets	(13,118)	6,219
Landlord assets under construction—net of tenant allowances	(46,486)	(17,461)
Accounts payable and accrued expenses	(22,239)	122,657
Deferred revenue and customer deposits	54,800	19,632
Other current liabilities	13,451	(13,509)
Current and non-current operating lease liabilities	(50,447)	(48,383)
Other non-current obligations	(16,298)	(14,323)
Net cash provided by operating activities	224,319	67,306
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(109,565)	(115,340)
Acquisition of business	(32,119)	—
Equity method investments	(374)	(9,423)
Acquisition of intangible asset	(3,031)	—
Receipt of promissory note repayment from equity method investee	1,750	—
Distribution of return of equity method investment	7,916	—
Proceeds from insurance recoveries	1,275	—
Net cash used in investing activities	(134,148)	(124,763)

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	260,000	25,000
Repayments under asset based credit facility	(325,000)	—
Repayments under term loans	(12,500)	(12,500)
Repayments under real estate loans	(169)	(16)
Debt issuance costs	(2,766)	—
Principal payments under finance lease agreements—net of tenant allowances	(8,031)	(11,957)
Proceeds from exercise of stock options	1,258	11,486
Tax withholdings related to issuance of stock-based awards	(31)	(151)
Net cash provided by (used in) financing activities	(87,239)	11,862
Effects of foreign currency exchange rate translation on cash	1,215	240
Net increase (decrease) in cash and cash equivalents	4,147	(45,355)
Cash and cash equivalents
Beginning of period	30,413	123,688
End of period	$34,560	$78,333
Non-cash transactions
Property and equipment additions in accounts payable and accrued expenses at period-end	$32,089	$38,654
Landlord asset additions in accounts payable and accrued expenses at period-end	11,439	12,530
Excise tax from share repurchases in accounts payable and accrued expenses at period-end	—	11,988

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

8 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

As of August 2, 2025, we operated a total of 71 RH Galleries and 43 RH Outlet stores, one RH Guesthouse, one RH Interior Design Office and 14 Waterworks Showrooms throughout the United States, Canada, the United Kingdom, Germany, Belgium and Spain. We also have sourcing operations in Shanghai.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of August 2, 2025, and the results of operations for the three and six months ended August 2, 2025 and August 3, 2024. Our current fiscal year, which consists of 52 weeks, ends on January 31, 2026 (“fiscal 2025”).

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, as well as the financial information of variable interest entities (“VIEs”) where we represent the primary beneficiary and have the power to direct the activities that most significantly impact the entity’s performance (refer to Note 6—Variable Interest Entities). Accordingly, all intercompany balances and transactions have been eliminated through the consolidation process.

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in the condensed consolidated financial statements as of and for the three and six months ended August 2, 2025. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact the condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “2024 Form 10-K”).

The results of operations for the three and six months ended August 2, 2025, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 9

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

Financial Instruments: Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This new guidance provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. We are currently assessing the impact that adopting this ASU will have on our fiscal 2025 annual consolidated financial statements.

10 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 3—BUSINESS COMBINATION

On July 8, 2025, we acquired a home furnishings business operating under the brand names of Formations and Dennis & Leen for total consideration of $32 million, funded through available cash. The transaction was accounted for as a business combination under ASC 805—Business Combinations. We believe that this addition to the RH platform further positions us as a leader in the luxury design market as we continue to enhance the RH product assortment.

During the three and six months ended August 2, 2025, we incurred $1.5 million and $2.2 million, respectively, of acquisition-related costs associated with the transaction. These costs include fees associated with financial, legal and accounting advisors, and are included in selling, general and administrative expenses on the condensed consolidated statements of income.

The following table summarizes the preliminary purchase price allocation based on the fair value of the assets acquired and liabilities assumed as of July 8, 2025:

PURCHASE
PRICE
ALLOCATION
(in thousands)
Merchandise inventories	$5,451
Property and equipment	27,461
Operating lease right-of-use assets	4,443
Goodwill(1)	2,770
Other assets	981
Deferred revenue and customer deposits	(3,471)
Operating lease liabilities	(4,273)
Other liabilities	(1,243)
Total	$32,119
(1)	Goodwill of $2.8 million, included in the RH Segment, represents the expected synergies from integrating the acquired business into our operations and is expected to be deductible for tax purposes.

The fair values assigned to assets acquired and liabilities assumed are preliminary based on our best estimates and assumptions as of the reporting date and may be subject to change as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

Results of operations of the acquired company have been included in our condensed consolidated statements of income since July 8, 2025, the acquisition date. Pro forma results of the acquired business have not been presented as the results were not considered material to our condensed consolidated financial statements for all periods presented and would not have been material had the acquisition occurred at the beginning of fiscal 2024.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 11

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consisted of the following:

	AUGUST 2,	FEBRUARY 1,
	2025	2025

	(in thousands)
Value added tax (VAT) receivable	$26,629	$9,866
Prepaid expenses	24,853	29,595
Vendor deposits	18,809	20,441
Capitalized catalog costs	14,838	30,162
Tenant allowance receivable	14,454	12,668
Capitalized cloud computing costs	11,219	9,851
Right of return asset for merchandise	6,271	6,237
Federal and state tax receivable(1)	4,017	24,729
Promissory notes receivable, including interest(2)	1,144	3,674
Other current assets	26,677	30,620
Total prepaid expense and other current assets	$148,911	$177,843
(1)	As of February 1, 2025, includes $19 million related to a federal tax receivable from a carryback claim.
(2)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs. Refer to Note 6—Variable Interest Entities.

Other non-current assets consisted of the following:

	AUGUST 2,	FEBRUARY 1,
	2025	2025

	(in thousands)
Landlord assets under construction—net of tenant allowances	$166,256	$138,701
Initial direct costs prior to lease commencement	107,786	80,897
Capitalized cloud computing costs—net(1)	27,069	22,738
Federal tax receivable—non-current(2)	19,483	—
Other deposits	8,153	7,754
Deferred financing fees	3,942	1,512
Other non-current assets	13,439	19,784
Total other non-current assets	$346,128	$271,386
(1)	Presented net of accumulated amortization of $36 million and $30 million as of August 2, 2025 and February 1, 2025, respectively.
(2)	Represents a federal tax receivable from a carryback claim.

12 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 5—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets for the RH Segment and Waterworks consisted of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
February 1, 2025	$140,943	$59,118	$—	$17,000
Additions	2,770	3,583	—	—
Other(3)	—	(45)	—	—
Foreign currency translation	61	—	—	—
August 2, 2025	$143,774	$62,656	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	Represents amortization of patents.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 13

NOTE 6—VARIABLE INTEREST ENTITIES

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

As of August 2, 2025 and February 1, 2025, of the remaining seven Member LLCs, we hold a 50 percent membership interest in six of the Member LLCs, and the remaining noncontrolling interest of 50 percent in each Member LLC is held by the same development partner. In one Member LLC, we hold approximately 75 percent membership interest with the remaining noncontrolling interest of approximately 25 percent held by the same development partner.

The carrying amounts and classification of the VIEs’ assets and liabilities included in the condensed consolidated balance sheets were as follows:

	AUGUST 2,	FEBRUARY 1,
	2025	2025

	(in thousands)
ASSETS
Cash and cash equivalents	$1,695	$2,177
Prepaid expense and other current assets	1,068	980
Total current assets	2,763	3,157
Property and equipment—net(1)	281,794	259,057
Other non-current assets	7	6
Total assets	$284,564	$262,220
LIABILITIES
Accounts payable and accrued expenses	$6,852	$4,867
Other current liabilities	344	333
Total current liabilities	7,196	5,200
Real estate loan—net(2)	15,360	15,524
Other non-current liabilities	996	929
Total liabilities	$23,552	$21,653
(1)	Includes $69 million and $54 million of construction in progress as of August 2, 2025 and February 1, 2025, respectively.
(2)	On September 9, 2022, a Member LLC as the borrower executed a Promissory Note (the “Promissory Note”) with a third-party bank in an aggregate principal amount equal to $16 million with a maturity date of September 9, 2032. The Promissory Note bears interest at a fixed rate per annum equal to 5.37% until September 15, 2027, on which date the interest rate will reset based on the five-year treasury rate plus 2.00%, subject to a total interest rate floor of 3.00%. The Promissory Note is secured by the assets of the Member LLC and the creditor does not have recourse against RH’s general assets.

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

14 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Other than as described above, we did not receive any distributions or have any undistributed earnings of equity method investments during the three or six months ended August 2, 2025 and August 3, 2024.

Our maximum exposure to loss is the carrying value of each of the equity method investments as of August 2, 2025.

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following:

	AUGUST 2,	FEBRUARY 1,
	2025	2025

	(in thousands)
Accounts payable	$189,863	$245,260
Accrued compensation	61,323	50,689
Accrued sales and use tax	31,584	27,685
Accrued occupancy	27,338	24,992
Accrued freight and duty	23,475	18,030
Accrued professional fees	11,772	5,281
Accrued legal contingencies(1)	2,361	3,029
Other accrued expenses	32,817	38,440
Total accounts payable and accrued expenses	$380,533	$413,406
(1)	Refer to Note 14—Commitments and Contingencies.

Other current liabilities consisted of the following:

	AUGUST 2,	FEBRUARY 1,
	2025	2025

	(in thousands)
Allowance for sales returns	$25,835	$23,512
Current portion of term loans	25,000	25,000
Finance lease liabilities	22,337	21,135
Unredeemed gift card and merchandise credit liability	16,837	19,546
Federal tax payable	12,261	3,242
Foreign tax payable	1,846	1,980
Other current liabilities	11,884	4,546
Total other current liabilities	$116,000	$98,961

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 15

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of August 2, 2025 will be recognized within the next six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended August 2, 2025 and August 3, 2024, we recognized $5.2 million and $4.3 million, respectively, of revenue related to previous deferrals related to our gift cards. During the six months ended August 2, 2025 and August 3, 2024, we recognized $12 million and $10 million, respectively, of revenue related to previous deferrals related to our gift cards. We expect that approximately 75 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

Supplier Finance Program

We facilitate a voluntary supply chain financing program (the “Financing Program”) with a third-party financial institution (the “Bank”) to provide participating suppliers with the opportunity to receive early payment on invoices, net of a discount charged to the supplier by the Bank. As of August 2, 2025 and February 1, 2025, we had $20 million and $35 million, respectively, of payment obligations outstanding under the Financing Program included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Reorganization

We implemented and completed a restructuring in the fourth quarter of fiscal 2024 and in the second quarter of fiscal 2025 that included workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with these initiatives included the elimination of numerous leadership and other positions throughout the organization. During the three and six months ended August 2, 2025, we incurred total charges relating to the reorganization of $1.2 million, consisting primarily of severance costs and related taxes. As of August 2, 2025 and February 1, 2025, we had accruals of $1.3 million and $3.4 million, respectively, included within accounts payable and accrued expenses on the condensed consolidated balance sheets related to the reorganizations.

NOTE 8—LEASES

Lease costs—net consisted of the following:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024

	(in thousands)
Operating lease costs(1)	$36,447	$33,357	$71,893	$66,238
Finance lease costs
Amortization of leased assets(1)	14,875	12,913	29,548	25,318
Interest on lease liabilities(2)	9,248	7,922	18,193	15,329
Variable lease costs(3)	6,442	6,478	13,629	13,121
Sublease income(4)	(1,189)	(1,179)	(2,371)	(2,333)
Total lease costs—net	$65,823	$59,491	$130,892	$117,673
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy.
(2)	Included in interest expense—net on the condensed consolidated statements of income. Amounts include lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset for finance leases, which were not material in either period presented.

16 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $4.0 million and $3.6 million for the three months ended August 2, 2025 and August 3, 2024, respectively, and $8.1 million and $7.5 million for the six months ended August 2, 2025 and August 3, 2024, respectively, as well as charges associated with common area maintenance of $2.4 million and $2.9 million for the three months ended August 2, 2025 and August 3, 2024, respectively, and $5.5 million and $5.6 million for the six months ended August 2, 2025 and August 3, 2024, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

Lease right-of-use assets and lease liabilities consisted of the following:

		AUGUST 2,	FEBRUARY 1,
		2025	2025

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$638,085	$617,103
Finance leases(1)(2)(3)	Property and equipment—net	1,052,080	1,007,088
Total lease right-of-use assets		$1,690,165	$1,624,191
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$105,866	$100,944
Finance leases	Other current liabilities	22,337	21,135
Total lease liabilities—current		128,203	122,079
Non-current
Operating leases	Non-current operating lease liabilities	588,083	573,468
Finance leases	Non-current finance lease liabilities	657,784	630,655
Total lease liabilities—non-current		1,245,867	1,204,123
Total lease liabilities		$1,374,070	$1,326,202
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $350 million and $320 million as of August 2, 2025 and February 1, 2025, respectively.
(3)	Includes $34 million and $35 million as of August 2, 2025 and February 1, 2025, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 6—Variable Interest Entities.
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 17

The maturities of lease liabilities were as follows as of August 2, 2025:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2025	$70,844	$29,088	$99,932
2026	138,786	58,932	197,718
2027	126,657	59,740	186,397
2028	90,052	58,902	148,954
2029	77,840	58,605	136,445
2030	68,812	59,654	128,466
Thereafter	392,532	903,937	1,296,469
Total lease payments(1)(2)	965,523	1,228,858	2,194,381
Less—imputed interest(3)	(271,574)	(548,737)	(820,311)
Present value of lease liabilities	$693,949	$680,121	$1,374,070
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $789 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of August 2, 2025, of which $15 million, $35 million, $44 million, $46 million, $48 million and $49 million will be paid in the remainder of fiscal 2025, fiscal 2026, fiscal 2027, fiscal 2028, fiscal 2029 and fiscal 2030, respectively, and $552 million will be paid subsequent to fiscal 2030.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consisted of the following:

	SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	9.2	8.9
Finance leases	20.0	19.7
Weighted-average discount rate
Operating leases	6.1%	5.5%
Finance leases	5.9%	5.3%

18 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other information related to leases consisted of the following:

	SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(70,984)	$(64,645)
Operating cash flows from finance leases	(18,193)	(15,329)
Financing cash flows from finance leases—net(1)	(8,031)	(11,957)
Total cash outflows from leases	$(97,208)	$(91,931)
Non-cash transactions
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases(2)	$61,737	$45,747
Finance leases	37,947	28,278
Reclassification from other non-current assets to finance lease right-of-use assets	37,502	38,182

(1)	Presented net of tenant allowances received subsequent to lease commencement of $6.2 million in the six months ended August 2, 2025. No such payments were received in the six months ended August 3, 2024.
(2)	Right-of-use assets obtained in exchange for new operating lease liabilities exclude the impact from acquisitions of $4.3 million for the six months ended August 2, 2025. Refer to Note 3—Business Combinations.

NOTE 9—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	AUGUST 2,				FEBRUARY 1,
	2025				2025
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(1)	5.96%	$135,000	$—	$135,000	$200,000	$—	$200,000
Term loan B(2)	6.97%	1,925,000	(10,239)	1,914,761	1,935,000	(11,856)	1,923,144
Term loan B-2(3)	7.71%	486,250	(13,585)	472,665	488,750	(15,731)	473,019
Total credit facilities		$2,546,250	$(23,824)	$2,522,426	$2,623,750	$(27,587)	$2,596,163
(1)	Deferred financing fees associated with the asset based credit facility as of August 2, 2025 and February 1, 2025 were $3.9 million and $1.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit. In July 2025, Restoration Hardware, Inc. entered into an amendment to the ABL Credit Agreement (defined below), which extended the maturity date of the revolving line of credit from July 29, 2026 to the earlier of (a) July 31, 2030 and (b) the date which is 91 days prior to the final stated maturity of the Term Loan Credit Agreement and any refinancing thereof.
(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,905 million and $1,915 million were included in term loan B—net on the condensed consolidated balance sheets as of August 2, 2025 and February 1, 2025, respectively, and $20 million was included in other current liabilities on the condensed consolidated balance sheets as of both August 2, 2025 and February 1, 2025.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 19

(3)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $481 million and $484 million were included in term loan B-2—net on the condensed consolidated balance sheets as of August 2, 2025 and February 1, 2025, respectively, and $5.0 million was included in other current liabilities on the condensed consolidated balance sheets as of both August 2, 2025 and February 1, 2025.

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

On July 31, 2025, RHI entered into an Amendment (the “Amendment”) to the Twelfth Amended and Restated Credit Agreement, (as amended prior to the Amendment, the “Existing ABL Credit Agreement” and as amended by the Amendment, the “ABL Credit Agreement”). The Amendment, among other things, amends the ABL Credit Agreement to extend the maturity date of the ABL Credit Agreement to be the earlier of (a) July 31, 2030 and (b) the date which is 91 days prior to the final stated maturity of the Term Loan Credit Agreement and any refinancing thereof. Under the ABL Credit Agreement, RHI has a revolving line of credit with initial availability of up to $600 million, of which (i) $10 million is available to the RH subsidiary, Restoration Hardware Canada, Inc., and (ii) $100 million is available to the RH subsidiary, RH Geneva Sàrl. The ABL Credit Agreement includes a $300 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $900 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The ABL Credit Agreement provides that the $300 million accordion, or a portion thereof, may be added as a first-in, last-out term loan facility if and to the extent the lenders revise their credit commitments for such facility. The ABL Credit Agreement further provides that the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH Global Holdings, Inc. if certain conditions set out in the ABL Credit Agreement are met.

The availability of credit at any given time under the ABL Credit Agreement will be constrained by its terms and conditions, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the ABL Credit Agreement. All obligations under the ABL Credit Agreement are secured by substantial assets of the loan parties, including inventory, receivables and certain types of intellectual property. As a result, actual borrowing availability under the revolving line of credit could be less than the stated amount of the revolving line of credit (as reduced by the actual borrowings and outstanding letters of credit under the revolving line of credit).

Borrowings under the revolving line of credit (other than swing line loans, which are subject to interest at the base rate) bear interest, at the borrower’s option, at either the base rate or the Secured Overnight Financing Rate (“SOFR”), subject to a 0.00% SOFR floor (or, in the case of the Canadian borrowings, the “BA Rate” or the “Canadian Prime Rate”, as such terms are defined in the ABL Credit Agreement, for the Canadian borrowings denominated in Canadian dollars, or the “U.S. Index Rate”, as such term is defined in the ABL Credit Agreement, or SOFR for Canadian borrowings denominated in United States dollars) plus an applicable interest rate margin, in each case.

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

20 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of August 2, 2025, RHI was in compliance with the FCCR Covenant.

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

As of August 2, 2025, RHI had $135 million in outstanding borrowings and $418 million of availability under the revolving line of credit, net of $47 million in outstanding letters of credit. As a result of the FCCR Covenant that limits the last 10% of borrowing availability, actual incremental borrowing available to RHI and the other affiliated parties under the revolving line of credit would be $358 million as of August 2, 2025.

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

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 21

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

NOTE 10—FAIR VALUE MEASUREMENTS

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently (Level 2).

The estimated fair value and carrying value of the Term Loan Credit Agreement and the real estate loans were as follows:

	AUGUST 2,		FEBRUARY 1,
	2025		2025
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Term loan B	$1,857,625	$1,925,000	$1,920,488	$1,935,000
Term loan B-2	471,663	486,250	487,528	488,750
Real estate loans	17,394	17,668	17,118	17,838
(1)	The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The principal carrying value of the real estate loans represents the outstanding principal balance and exclude debt issuance costs.

The fair values of the Term Loan B and Term Loan B-2 were derived from observable bid prices (Level 1). The fair values of the real estate loans were derived from discounted cash flows using risk-adjusted rates (Level 2).

NOTE 11—INCOME TAXES

Our income tax expense and effective tax rates were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024

	(dollars in thousands)
Income tax expense	$19,032	$3,717	$22,159	$1,626
Effective tax rate	26.9%	11.4%	27.1%	6.0%

22 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The increase in our effective tax rates for the three and six months ended August 2, 2025 compared to the three and six months ended August 3, 2024 is primarily attributable to reporting higher net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024.

The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted, changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. To mitigate the administrative burden for multinational enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor.” We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the three and six months ended August 2, 2025. We will continue to evaluate the impact of these tax law changes in future reporting periods.

On July 4, 2025, the United States enacted tax legislation through the H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), which implemented several corporate tax law changes, including, but not limited to, (1) limitations on deductions for interest expense, (2) changes to the taxation of foreign activity and (3) reinstatement of one hundred percent bonus depreciation for eligible property. A number of other provisions of the OBBBA will not take effect until the 2026 tax year, including various changes to existing international tax provisions. We did not identify any material discrete tax impacts related to our beginning-of-the-year deferred tax assets and liabilities or valuation allowances due to the enactment of the OBBBA. We are currently assessing the impact the OBBBA may have on our financial condition, results of operations, cash flows and effective tax rate, and will continue to evaluate any potential impact as additional guidance becomes available.

NOTE 12—NET INCOME PER SHARE

The weighted-average shares used for net income per share were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024
Weighted-average shares—basic	18,737,234	18,458,207	18,733,119	18,391,331
Effect of dilutive stock-based awards	1,000,097	1,305,180	1,092,163	1,360,103
Effect of dilutive convertible senior notes	—	198,223	—	198,223
Weighted-average shares—diluted	19,737,331	19,961,610	19,825,282	19,949,657

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024
Options	2,224,003	1,947,762	2,085,890	1,776,005
Restricted stock units	9,470	11,890	9,051	12,268

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 23

NOTE 13—STOCK-BASED COMPENSATION

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

As of August 2, 2025, there were a total of 1,909,819 shares issuable under the 2023 Stock Incentive Plan. Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Plans increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares.

Equity Awards Under the Plans

Options outstanding, vested or expected to vest, and exercisable as of August 2, 2025 were as follows:

		WEIGHTED-	WEIGHTED-	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding	3,941,132	$209.21	5.1	$223,945
Options vested or expected to vest	3,642,368	205.45	4.8	220,856
Options exercisable	2,506,892	184.13	3.5	203,416

Stock-based compensation expense, which is included in selling, general and administrative expenses on the condensed consolidated statements of income, was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024

	(in thousands)
Stock-based compensation expense(1)	$11,633	$11,529	$24,007	$22,073
(1)	On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the Stock Incentive Plan. The option resulted in aggregate non-cash stock compensation expense of $174 million, of which $0.9 million and $2.8 million was recognized during the six months ended August 2, 2025 and August 3, 2024, respectively. Compensation expense for this award was fully recognized as of the first quarter of fiscal 2025.

No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

As of August 2, 2025, the total unrecognized compensation expense and weighted average remaining term of equity awards were as follows:

	UNRECOGNIZED	WEIGHTED-
	STOCK BASED	AVERAGE
	COMPENSATION	REMAINING TERM
	(in thousands)	(in years)
Unvested options	$147,806	4.8
Unvested restricted stock and restricted stock units	9,287	2.1
Total	$157,093

24 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 14—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off-balance sheet commitments as of August 2, 2025.

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

We currently face legal proceedings that involve complex litigation, including class action cases, matters related to our employment practices, the application of state wage and hour laws, product liability and other causes of action. We have faced similar litigation in the past. Due to the inherent difficulty of predicting the course of complex legal actions, including class-action allegations, such as the eventual scope, duration or outcome, we may be unable to estimate the amount or range of any potential loss that could result from an unfavorable outcome arising from such matters. Our assessment of these legal proceedings, as well as other lawsuits, could change based upon the discovery of facts that are not presently known or developments during the course of the litigation. We have settled certain class action and other cases but continue to defend a variety of legal actions and our estimates of our exposure in such cases may evolve over time. Accordingly, the ultimate costs to resolve litigation, including class action cases, may be substantially higher or lower than our estimates.

With respect to such contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Loss contingencies determined to be probable and estimable are recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets (refer to Note 7—Accounts Payable, Accrued Expenses and Other Current Liabilities). These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to each matter. In view of the inherent difficulty of predicting the outcome of certain matters, particularly in cases in which claimants seek substantial or indeterminate damages, it may not be possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on the condensed consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

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

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 25

NOTE 15—SEGMENT REPORTING

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

Segment Information

The CODM uses segment adjusted operating income to evaluate segment profitability for the retail operating segments and to allocate resources and analyze variances of actual performance to our forecasts when making decisions. Operating income is defined as net income before interest expense—net, other (income) expense—net, income tax expense and our share of equity method investments (income) loss—net. Segment adjusted operating income excludes (i) certain asset impairments, (ii) product recall, (iii) severance costs associated with a reorganization, (iv) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020 and (v) legal settlements. These items are excluded from segment adjusted operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

26 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Segment net revenues, which represent our disaggregated net revenues in accordance with Accounting Standards Codification 606, significant segment expenses and segment adjusted operating income, by reportable segment, were as follows:

	THREE MONTHS ENDED						SIX MONTHS ENDED
	AUGUST 2,			AUGUST 3,			AUGUST 2,			AUGUST 3,
	2025			2024			2025			2024
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$846,717	$52,434	$899,151	$780,925	$48,730	$829,655	$1,611,715	$101,388	$1,713,103	$1,457,991	$98,624	$1,556,615
Cost of goods sold	465,811	24,081	489,892	432,301	22,597	454,898	901,015	47,496	948,511	819,559	46,261	865,820
Advertising expense	14,365	1,003	15,368	43,397	945	44,342	63,088	1,658	64,746	77,730	1,712	79,442
Other segment expenses(2)	237,791	20,481	258,272	214,700	18,727	233,427	467,407	40,058	507,465	428,744	38,386	467,130
Segment adjusted operating income(1)	128,750	6,869	135,619	90,527	6,461	96,988	180,205	12,176	192,381	131,958	12,265	144,223
Asset impairments			3,597			—			3,597			—
Product recall			1,913			—			1,913			—
Reorganization related costs			1,233			—			1,233			—
Non-cash compensation			—			861			851			2,808
Legal settlements—net			—			—			—			(9,375)
Operating income			128,876			96,127			184,787			150,790
Interest expense—net			57,358			59,262			113,961			116,034
Other (income) expense—net			(574)			(663)			(4,227)			502
Income before taxes and equity method investments			$72,092			$37,528			$75,053			$34,254
(1)	All intercompany transactions are immaterial and have been eliminated.
(2)	Other segment expenses primarily include compensation and occupancy costs classified as selling, general and administrative expenses, and other general and administrative expenses.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 27

In the three months ended August 2, 2025 and August 3, 2024, the Real Estate segment share of equity method investments loss, which is the measure of segment profitability reviewed by the CODM to evaluate performance internally for the Real Estate segment, was $1.7 million and $3.9 million, respectively. In the six months ended August 2, 2025 and August 3, 2024, the Real Estate segment share of equity method investment operations was income of $6.5 million and loss of $6.7 million, respectively. The share of loss from equity method investments for the Waterworks segment was immaterial in all fiscal periods presented.

Depreciation and amortization for our segments was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024

	(in thousands)
RH Segment	$32,879	$30,618	$66,740	$60,001
Waterworks	1,750	1,639	3,125	3,083
Real Estate(1)	—	—	—	—
Total depreciation and amortization	$34,629	$32,257	$69,865	$63,084
(1)	There is no depreciation and amortization for the Real Estate segment since all assets represent construction in progress.

Balance sheet information for our segments consisted of the following:

	AUGUST 2,				FEBRUARY 1,
	2025				2025
	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$143,774	$—	$—	$143,774	$140,943	$—	$—	$140,943
Tradenames, trademarks and other intangible assets(2)	62,656	17,000	—	79,656	59,118	17,000	—	76,118
Equity method investments(3)	—	3,995	117,604	121,599	—	3,276	123,633	126,909
Total assets	4,379,846	162,800	154,375	4,697,021	4,228,829	165,442	160,418	4,554,689
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	The Waterworks segment balance represents membership interests in two European entities, one entity in which we hold a 50 percent membership interest and another entity in which we increased our membership interest from approximately 25 percent as of February 1, 2025 to approximately 28 percent as of August 2, 2025. We are not the primary beneficiary of either of these VIEs.

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of August 2, 2025, we operated the following number of retail locations and outlets outside the United States:

COUNT
Canada	5
United Kingdom	3
Germany	2
Belgium	1
Spain	1
Total(1)	12
(1)	Geographic revenues generated outside of the United States did not exceed 10% of total consolidated net revenues in either fiscal period presented.

28 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three and six months ended August 2, 2025, and a comparison to the three and six months ended August 3, 2024. The discussion related to cash flows for the six months ended August 3, 2024, has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended August 3, 2024, filed with the Securities and Exchange Commission (“SEC”) on September 12, 2024.

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

Basis of Presentation and Results of Operations. This section provides the condensed consolidated statements of income and other financial and operating data, including a comparison of our results of operations in the current period as compared to the prior year’s comparative period, as well as non-GAAP measures we use for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

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

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 29

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time” or other words and terms of similar meaning may, in fact, not be short term and may recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled Risk Factors in our 2024 Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2025 and in our 2024 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States and Canada as well as in the United Kingdom, Germany, Belgium and Spain and have an integrated RH Hospitality experience in 23 of our Design Gallery locations, which includes restaurants and wine bars.

We have recently undertaken efforts to introduce the most prolific collection of new products in our history, with a substantial number of new furniture and upholstery collections across RH Interiors, RH Modern, RH Outdoor, RH Baby & Child and RH TEEN. These new collections reflect a level of design and quality inaccessible in our current market and a value proposition that we believe will be disruptive across multiple markets.

30 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

As of August 2, 2025, we operated the following number of locations:

COUNT
RH
North America
Design Galleries	35
Legacy Galleries	27
Outdoor Galleries	2
Modern Gallery	1
Baby & Child and TEEN Gallery	1
Interior Design Office	1
Total RH retail locations—North America	67
Europe Design Galleries	5
Total RH retail locations	72
Outlets	43
Guesthouse	1
Waterworks Showrooms	14

Business Conditions

In recent years, our business has been negatively affected and limited by macroeconomic conditions, including high interest rates and mortgage rates, volatility in the global financial markets and the slowdown in the luxury home market, as well as other negative factors related to the effects of lingering higher inflation and increased costs, including higher construction expenses.

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

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 31

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

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and we believe their desirability and exclusivity have enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Beginning with the mailing of our RH Interiors Sourcebook in the fall of 2023 and with additional Sourcebook mailings throughout 2024 and in the beginning of 2025, we have introduced the most prolific collection of new products in our history. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

Gallery Transformation. Our products are elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market in North America will unlock the value of our vast assortment, generating an expected annual revenue opportunity for our business of $5 to $6 billion. We believe we can significantly increase our sales by transforming our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into many of the new Design Galleries that we open in the future, which further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

Brand Elevation. Our strategy is to move the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of Products, Places, Services and Spaces that establishes the RH brand as a global thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of the RH Guesthouse New York in September 2022 and are in the process of constructing our second RH Guesthouse in Aspen. In June 2023, we opened RH England, The Gallery at the Historic Aynho Park, a 400-year-old landmark estate representing the most inspiring and immersive physical expression of the brand to date. RH England marked the beginning of our global expansion beyond North America. Additionally, we offer bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH One & RH Two, our private jets; and RH Three, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose both new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

32 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform and brand strength of RH. As such, we are actively pursuing the expansion of the RH brand globally, which began with the opening of RH England, RH Munich and RH Düsseldorf in 2023, followed by the opening of RH Brussels and RH Madrid in 2024. In September 2025, we opened RH Paris, The Gallery on the Champs Élysées, located just off the Avenue Montaigne, which stands at the global epicenter of fashion and luxury. The Gallery, spanning seven levels connected by a soaring atrium of floating cast medallion stairs, features a freestanding RH Interior Design Studio opposite the spectacular six-meter cast medallion bronze doors marking the entrance, and two restaurants. At Le Jardin RH, located on the second-floor terrace, dine under a spectacular curved glass and steel structure inspired by the Grand Palais. At Le Petit RH, dine in a jewel box of champagne lacquered walls with a sparkling ceiling of over 7,000 handblown glass polyhedrons, or atop one of the most spectacular garden rooftops in all of Paris with views of the Eiffel Tower, Grand Palais and the Louvre. We believe the opening of RH Paris marks a major step forward in the European expansion of our business. We are also under construction in London and Milan in inspiring spaces that will celebrate the heritage of the historic structures and will integrate full expressions of our hospitality experiences. In addition, we plan to open RH Sydney, The Gallery in Double Bay, in Australia in the coming years.

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

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 33

Basis of Presentation and Results of Operations

The following table sets forth the condensed consolidated statements of income:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	AUGUST 2,	% OF NET	AUGUST 3,	% OF NET	AUGUST 2,	% OF NET	AUGUST 3,	% OF NET
	2025	REVENUES	2024	REVENUES	2025	REVENUES	2024	REVENUES

	(dollars in thousands)
Net revenues	$899,151	100.0%	$829,655	100.0%	$1,713,103	100.0%	$1,556,615	100.0%
Cost of goods sold	489,892	54.5	454,898	54.8	948,511	55.4	865,820	55.6
Gross profit	409,259	45.5	374,757	45.2	764,592	44.6	690,795	44.4
Selling, general and administrative expenses	280,383	31.2	278,630	33.6	579,805	33.8	540,005	34.7
Operating income	128,876	14.3	96,127	11.6	184,787	10.8	150,790	9.7
Other expenses
Interest expense—net	57,358	6.4	59,262	7.2	113,961	6.6	116,034	7.5
Other (income) expense—net	(574)	(0.1)	(663)	(0.1)	(4,227)	(0.2)	502	—
Total other expenses	56,784	6.3	58,599	7.1	109,734	6.4	116,536	7.5
Income before taxes and equity method investments	72,092	8.0	37,528	4.5	75,053	4.4	34,254	2.2
Income tax expense	19,032	2.1	3,717	0.4	22,159	1.3	1,626	0.1
Income before equity method investments	53,060	5.9	33,811	4.1	52,894	3.1	32,628	2.1
Share of equity method investments (income) loss—net	1,352	0.1	4,859	0.6	(6,853)	(0.4)	7,301	0.5
Net income	$51,708	5.8%	$28,952	3.5%	$59,747	3.5%	$25,327	1.6%

How We Assess the Performance of Our Business

Demand

Demand is an operating metric that we use in reference to the dollar value of orders placed (orders convert to net revenue upon a customer obtaining control of the merchandise) and excludes exchanges, shipping fees and cancellations. Demand represents the demand generated from all of our businesses including RH Interiors, RH Modern, RH Contemporary, RH Outdoor, RH Baby & Child, RH TEEN, RH Contract, Membership, Dmitriy & Co, Joseph Jeup and Waterworks, as well as sales from RH Hospitality and RH Outlet.

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

34 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024

	(in thousands)
Net income	$51,708	$28,952	$59,747	$25,327
Interest expense—net(1)	57,358	59,262	113,961	116,034
Other (income) expense—net(1)	(574)	(663)	(4,227)	502
Income tax expense(1)	19,032	3,717	22,159	1,626
Share of equity method investments (income) loss—net(1)	1,352	4,859	(6,853)	7,301
Operating income	128,876	96,127	184,787	150,790
Asset impairments(2)	3,597	—	3,597	—
Product recall(3)	1,913	—	1,913	—
Reorganization related costs(4)	1,233	—	1,233	—
Non-cash compensation(5)	—	861	851	2,808
Legal settlements—net(6)	—	—	—	(9,375)
Adjusted operating income	$135,619	$96,988	$192,381	$144,223
(1)	Refer to discussion “Three Months Ended August 2, 2025 Compared to Three Months Ended August 3, 2024” and “Six Months Ended August 2, 2025 Compared to Six Months Ended August 3, 2024” below for a discussion of our results of operations for the three and six months ended August 2, 2025 and August 3, 2024.
(2)	Represents inventory impairment of $2.6 million and property and equipment impairment of $1.0 million, primarily related to Galleries under construction.
(3)	Represents costs and inventory charges associated with a product recall initiated in the second quarter of fiscal 2025.
(4)	Represents severance costs and related payroll taxes associated with a reorganization.
(5)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(6)	Represents favorable legal settlements received of $10 million, partially offset by costs incurred in connection with one of the matters.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 35

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024

	(in thousands)
Net income	$51,708	$28,952	$59,747	$25,327
Adjustments pre-tax:
Asset impairments(1)	3,597	—	3,597	—
Product recall(1)	1,913	—	1,913	—
Reorganization related costs(1)	1,233	—	1,233	—
Non-cash compensation(1)	—	861	851	2,808
Legal settlements—net(1)	—	—	—	(9,375)
Subtotal adjusted items	6,743	861	7,594	(6,567)
Impact of income tax items(2)	(1,991)	(1,204)	(84)	76
Share of equity method investments (income) loss—net(1)	1,352	4,859	(6,853)	7,301
Adjusted net income	$57,812	$33,468	$60,404	$26,137
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent. The adjustments for the three months ended August 2, 2025 and August 3, 2024 are based on adjusted tax rates of 26.7% and 12.8%, respectively. The adjustments for the six months ended August 2, 2025 and August 3, 2024 are based on adjusted tax rates of 26.9% and 5.6%, respectively.

36 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024

	(in thousands)
Net income	$51,708	$28,952	$59,747	$25,327
Depreciation and amortization	34,629	32,257	69,865	63,084
Interest expense—net	57,358	59,262	113,961	116,034
Income tax expense	19,032	3,717	22,159	1,626
EBITDA	162,727	124,188	265,732	206,071
Non-cash compensation(1)	11,633	11,529	24,007	22,073
Capitalized cloud computing amortization(2)	3,240	2,694	6,156	5,165
Asset impairments(3)	3,597	—	3,597	—
Product recall(3)	1,913	—	1,913	—
Reorganization related costs(3)	1,233	—	1,233	—
Share of equity method investments (income) loss—net(3)	1,352	4,859	(6,853)	7,301
Other (income) expense—net(3)	(574)	(663)	(4,227)	502
Legal settlements—net(3)	—	—	—	(9,375)
Adjusted EBITDA	$185,121	$142,607	$291,558	$231,737
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Represents amortization associated with capitalized cloud computing costs.
(3)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024

	(in thousands)
Capital expenditures	$109,565	$115,340
Landlord assets under construction—net of tenant allowances	46,486	17,461
Adjusted capital expenditures	$156,051	$132,801

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 37

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $6.2 million in the six months ended August 2, 2025, which are reflected as a reduction to principal payments under finance leases—net of tenant allowances within financing activities on the condensed consolidated statements of cash flows. We did not receive any such tenant allowances in the six months ended August 3, 2024.

Retail Metrics

Our retail location square footage metrics and activity were as follows:

	SIX MONTHS ENDED
	AUGUST 2,		AUGUST 3,
	2025		2024
		TOTAL		TOTAL
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	83	1,527	84	1,378
RH Design Galleries
Oklahoma City	1	31.1	—	—
Montreal	1	31.1	—	—
Cleveland	—	—	1	33.1
Palo Alto	—	—	1	32.5
Brussels	—	—	1	27.7
Madrid	—	—	1	8.3
RH Legacy Galleries
Cleveland	—	—	(1)	(7.1)
Palo Alto	—	—	(1)	(6.1)
RH Outdoor Galleries
Greenwich	1	4.2	—	—
East Hampton	1	2.6	—	—
RH Baby & Child and TEEN Gallery
Greenwich	(1)	(4.2)	—	—
Waterworks Showroom
Dallas (remodel)	—	2.4	—	—
End of period	86	1,594	86	1,466
Total square footage at end of period(2)		2,181		2,020
(1)	Represents retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Includes approximately 89,000 square feet related to three owned retail locations as of both August 2, 2025 and August 3, 2024,

(2)	Includes approximately 142,000 square feet related to three owned retail locations as of both August 2, 2025 and August 3, 2024.

38 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Weighted-average square footage and selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period, and were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,	AUGUST 2,	AUGUST 3,
	2025	2024	2025	2024

	(in thousands)
Weighted-average square footage	2,123	2,003	2,111	1,969
Weighted-average selling square footage	1,548	1,455	1,538	1,429

Three Months Ended August 2, 2025 Compared to Three Months Ended August 3, 2024

	THREE MONTHS ENDED
	AUGUST 2,			AUGUST 3,
	2025			2024
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$846,717	$52,434	$899,151	$780,925	$48,730	$829,655
Cost of goods sold	465,811	24,081	489,892	432,301	22,597	454,898
Gross profit	380,906	28,353	409,259	348,624	26,133	374,757
Selling, general and administrative expenses	258,899	21,484	280,383	258,958	19,672	278,630
Operating income	$122,007	$6,869	$128,876	$89,666	$6,461	$96,127
(1)	The results for the Real Estate segment were immaterial in the three months ended August 2, 2025 and August 3, 2024, thus, such results are presented within the RH Segment each period. Refer to Note 15—Segment Reporting in the condensed consolidated financial statements. Additionally, all intercompany transactions are immaterial and have been eliminated.
(2)	RH Segment net revenues include outlet revenues of $72 million and $64 million for the three months ended August 2, 2025 and August 3, 2024, respectively.

Net revenues

Consolidated net revenues increased $69 million, or 8.4%, to $899 million in the three months ended August 2, 2025 compared to $830 million in the three months ended August 3, 2024.

RH Segment net revenues

RH Segment net revenues increased $66 million, or 8.4%, to $847 million in the three months ended August 2, 2025 compared to $781 million in the three months ended August 3, 2024. The below discussion highlights the primary factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended August 2, 2025 increased primarily due to higher revenue in our core business driven by our continued product transformation and platform expansion. In addition, hospitality revenue increased as a result of new Gallery openings and we had higher outlet revenue.

Waterworks net revenues

Waterworks net revenues increased $3.7 million, or 7.6%, to $52 million in the three months ended August 2, 2025 compared to $49 million in the three months ended August 3, 2024.

Gross profit

Consolidated gross profit increased $35 million, or 9.2%, to $409 million in the three months ended August 2, 2025 compared to $375 million in the three months ended August 3, 2024. As a percentage of net revenues, consolidated gross margin increased 30 basis points to 45.5% of net revenues in the three months ended August 2, 2025 from 45.2% of net revenues in the three months ended August 3, 2024.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 39

RH Segment gross profit

RH Segment gross profit increased $32 million, or 9.3%, to $381 million in the three months ended August 2, 2025 compared to $349 million in the three months ended August 3, 2024. As a percentage of net revenues, RH Segment gross margin increased 40 basis points to 45.0% of net revenues in the three months ended August 2, 2025 from 44.6% of net revenues in the three months ended August 3, 2024.

The increase in RH Segment gross margin was primarily attributable to increased margins in the RH core business year over year as well as leverage in shipping costs and occupancy costs. RH Segment gross margin in the three months ended August 2, 2025 was negatively impacted by $2.6 million of asset impairments and $1.4 million in costs related to a product recall. Excluding the $4.0 million of such costs, RH Segment gross margin would have been 50 basis points higher at 45.5% of net revenues for the three months ended August 2, 2025.

Waterworks gross profit

Waterworks gross profit increased $2.2 million, or 8.5%, to $28 million in the three months ended August 2, 2025 compared to $26 million in the three months ended August 3, 2024. As a percentage of net revenues, Waterworks gross margin increased 50 basis points to 54.1% of net revenues in the three months ended August 2, 2025 from 53.6% of net revenues in the three months ended August 3, 2024.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $1.8 million, or 0.6%, to $280 million in the three months ended August 2, 2025 compared to $279 million in the three months ended August 3, 2024.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses was $259 million in both the three months ended August 2, 2025 and August 3, 2024. RH Segment selling, general and administrative expenses were 30.6% and 33.2% of net revenues for the three months ended August 2, 2025 and August 3, 2024, respectively.

The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a decrease in advertising costs due to the timing of the 2025 RH Interiors Sourcebook circulation as well as reduction in our 2025 RH Modern Sourcebook costs. In addition, leverage in our occupancy costs year over year also contributed to the decrease. This decrease was partially offset by an increase in compensation costs, as well as pre-opening costs and other corporate costs. RH Segment selling, general and administrative expenses for the three months ended August 2, 2025 was negatively impacted by $1.2 million of reorganization related costs, $1.0 million of asset impairments and $0.5 million related to a product recall. RH Segment selling, general and administrative expenses for the three months ended August 3, 2024 included non-cash compensation of $0.9 million related to an option grant made to Mr. Friedman in October 2020. Excluding the $2.7 million and $0.9 million of such costs, RH Segment selling, general and administrative expenses would have decreased 270 basis points to 30.3% from 33.0% of net revenues for the three months ended August 2, 2025 and August 3, 2024, respectively.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $1.8 million, or 9.2%, to $21 million in the three months ended August 2, 2025 compared to $20 million in the three months ended August 3, 2024. Waterworks selling, general and administrative expenses were 41.0% and 40.4% of net revenues for the three months ended August 2, 2025 and August 3, 2024, respectively.

40 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Interest expense—net

Interest expense—net consisted of the following:

	THREE MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024

	(in thousands)
Term loan interest expense	$45,157	$52,899
Finance lease interest expense	9,248	7,922
Asset based credit facility	2,997	152
Other interest expense	1,257	966
Capitalized interest for capital projects	(935)	(1,826)
Interest income	(366)	(851)
Interest expense—net	$57,358	$59,262

Other (income) expense—net

Other (income) expense—net consisted of the following:

	THREE MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024

	(in thousands)
Foreign exchange from transactions(1)	$(364)	$190
Foreign exchange from remeasurement of intercompany loans(2)	(210)	(853)
Other (income) expense—net	$(574)	$(663)
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense

	THREE MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024

	(dollars in thousands)
Income tax expense	$19,032	$3,717
Effective tax rate	26.9%	11.4%

The increase in our effective tax rate for the three months ended August 2, 2025 compared to the three months ended August 3, 2024 is primarily attributable to reporting higher net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024.

Share of equity method investments loss—net

Our share of equity method investments loss was $1.4 million and $4.9 million in the three months ended August 2, 2025 and August 3, 2024, respectively.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 41

Six Months Ended August 2, 2025 Compared to Six Months Ended August 3, 2024

	SIX MONTHS ENDED
	AUGUST 2,			AUGUST 3,
	2025			2024
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$1,611,715	$101,388	$1,713,103	$1,457,991	$98,624	$1,556,615
Cost of goods sold	901,015	47,496	948,511	819,559	46,261	865,820
Gross profit	710,700	53,892	764,592	638,432	52,363	690,795
Selling, general and administrative expenses	538,089	41,716	579,805	503,107	36,898	540,005
Operating income	$172,611	$12,176	$184,787	$135,325	$15,465	$150,790
(1)	The results for the Real Estate segment were immaterial in both the six months ended August 2, 2025 and August 3, 2024, thus, such results are presented within the RH Segment in each period. Refer to Note 15—Segment Reporting in the condensed consolidated financial statements.
(2)	RH Segment net revenues include outlet revenues of $139 million and $126 million for the six months ended August 2, 2025 and August 3, 2024, respectively.

Net revenues

Consolidated net revenues increased $156 million, or 10.1%, to $1,713 million in the six months ended August 2, 2025 compared to $1,557 million in the six months ended August 3, 2024.

RH Segment net revenues

RH Segment net revenues increased $154 million, or 10.5%, to $1,612 million in the six months ended August 2, 2025 compared to $1,458 million in the six months ended August 3, 2024. The below discussion highlights several significant factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the six months ended August 2, 2025 increased primarily due to higher revenue in our core business driven by our continued product transformation and platform expansion. In addition, hospitality revenue increased as a result of new Gallery openings and we had higher outlet revenue.

Waterworks net revenues

Waterworks net revenues increased $2.8 million, or 2.8%, to $101 million in the six months ended August 2, 2025 compared to $99 million in the six months ended August 3, 2024.

Gross profit

Consolidated gross profit increased $74 million, or 10.7%, to $765 million in the six months ended August 2, 2025 compared to $691 million in the six months ended August 3, 2024. As a percentage of net revenues, consolidated gross margin increased 20 basis points to 44.6% of net revenues in the six months ended August 2, 2025 from 44.4% of net revenues in the six months ended August 3, 2024.

RH Segment gross profit

RH Segment gross profit increased $72 million, or 11.3%, to $711 million in the six months ended August 2, 2025 from $638 million in the six months ended August 3, 2024. As a percentage of net revenues, RH Segment gross margin increased 30 basis points to 44.1% of net revenues in the six months ended August 2, 2025 from 43.8% of net revenues in the six months ended August 3, 2024.

The increase in RH Segment gross margin was primarily attributable to leverage in occupancy costs and shipping costs as well as increased margins in the RH core business year over year. This increase in gross margin was partially offset by an increase in other product costs. RH Segment gross profit for the six months ended August 2, 2025 was negatively impacted by $2.6 million of asset impairments and $1.4 million of costs related to a product recall. Excluding the $4.0 million of such costs, RH Segment gross margin would have been 20 basis points higher at 44.3% of net revenues for the six months ended August 2, 2025.

42 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Waterworks gross profit

Waterworks gross profit increased $1.5 million, or 2.9%, to $54 million in the six months ended August 2, 2025 compared to $52 million in the six months ended August 3, 2024. As a percentage of net revenues, Waterworks gross margin increased 10 basis points to 53.2% of net revenues in the six months ended August 2, 2025 from 53.1% of net revenues in the six months ended August 3, 2024.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $40 million, or 7.4%, to $580 million in the six months ended August 2, 2025 compared to $540 million in the six months ended August 3, 2024.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $35 million, or 7.0%, to $538 million in the six months ended August 2, 2025 compared to $503 million in the six months ended August 3, 2024. RH Segment selling, general and administrative expenses were 33.4% and 34.5% of net revenues for the six months ended August 2, 2025 and August 3, 2024, respectively.

The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by a decrease in advertising costs due to reduced Sourcebook circulation, as well as leverage in occupancy and corporate costs year over year. This decrease was partially offset by an increase in compensation costs. RH Segment selling, general and administrative expenses for the six months ended August 2, 2025 was negatively impacted by $1.2 million of reorganization related costs, $1.0 million of asset impairments, $0.9 million of non-cash compensation related to an option grant made to Mr. Friedman in October 2020 and $0.5 million related to a product recall. RH Segment selling, general and administrative expenses for the six months ended August 3, 2024 included favorable net legal settlements of $6.2 million and non-cash compensation of $2.8 million related to Mr. Friedman’s 2020 option grant. Excluding the $3.6 million and $9.0 million of such costs, RH Segment selling, general and administrative expenses would have decreased 160 basis points to 33.1% from 34.7% of net revenues for the six months ended August 2, 2025 and August 3, 2024, respectively.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $4.8 million, or 13.1%, to $42 million in the six months ended August 2, 2025 compared to $37 million in the six months ended August 3, 2024. Waterworks selling, general and administrative expenses were 41.1% and 37.4% of net revenues for the six months ended August 2, 2025 and August 3, 2024, respectively.

Waterworks selling, general and administrative expenses in the six months ended August 3, 2024 included $3.2 million related to a favorable legal settlement. Excluding the $3.2 million of such costs, Waterworks selling, general and administrative expenses would have been 330 basis points higher at 40.7% of net revenues for the six months ended August 3, 2024.

Interest expense—net

Interest expense—net consisted of the following:

	SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024

	(in thousands)
Term loan interest expense	$90,397	$104,843
Finance lease interest expense	18,193	15,329
Asset based credit facility	6,861	152
Other interest expense	2,172	2,079
Interest income	(1,947)	(1,917)
Capitalized interest for capital projects	(1,715)	(4,452)
Interest expense—net	$113,961	$116,034

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 43

Other (income) expense—net

Other (income) expense—net consisted of the following in each period:

	SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024

	(in thousands)
Foreign exchange from transactions(1)	$(733)	$1,138
Foreign exchange from remeasurement of intercompany loans(2)	(3,494)	(636)
Other (income) expense—net	$(4,227)	$502
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense

	SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024

	(dollars in thousands)
Income tax expense	$22,159	$1,626
Effective tax rate	27.1%	6.0%

The increase in our effective tax rate for the six months ended August 2, 2025 compared to the six months ended August 3, 2024 is primarily attributable to reporting higher net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024.

Share of equity method investments (income) loss—net

Our share of equity method investments income of $6.9 million in the six months ended August 2, 2025 was primarily attributable to an Aspen LLC distribution in the first quarter of fiscal 2025 of $7.9 million (refer to Note 6—Variable Interest Entities in the condensed consolidated financial statements). Our share of equity method investments loss in the six months ended August 3, 2024 was $7.3 million.

44 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

Net debt and availability under the ABL Credit Agreement were as follows:

	AUGUST 2,	FEBRUARY 1,
	2025	2025

	(in thousands)
Asset based credit facility(1)	$135,000	$200,000
Term loan B(1)	1,925,000	1,935,000
Term loan B-2(1)	486,250	488,750
Notes payable for share repurchases	315	315
Total debt	$2,546,565	$2,624,065
Cash and cash equivalents	(34,560)	(30,413)
Total net debt(2)	$2,512,005	$2,593,652
Availability under the asset based credit facility—net(3)	$417,759	$355,260
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance costs.
(2)	Net debt as of August 2, 2025 and February 1, 2025 excludes non-recourse real estate loans of $18 million as of both periods. These loans are secured by specific real estate assets and the associated creditors do not have recourse against RH’s general assets.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $47 million and $45 million in outstanding letters of credit as of August 2, 2025 and February 1, 2025, respectively.

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

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 45

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

Credit Facilities and Debt Arrangements

We amended and restated the ABL Credit Agreement in July 2025, which provides an asset based credit facility with an initial availability of up to $600 million, of which (i) $10 million is available to the RH subsidiary Restoration Hardware Canada, Inc. and (ii) $100 million is available to the RH subsidiary, RH Geneva Sàrl. The ABL Credit Agreement includes a $300 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties to the ABL Credit Agreement from $600 million to up to $900 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The accordion feature may be added as a first-in, last-out term loan facility. The ABL Credit Agreement further provides that the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH if certain conditions set out in the ABL Credit Agreement are met. The maturity date of the ABL Credit Agreement is the earlier of (a) July 31, 2030 and (b) the date which is 91 days prior to the final stated maturity of the Term Loan Credit Agreement and any refinancing thereof.

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

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the six months ended August 2, 2025, adjusted capital expenditures were $156 million in aggregate, net of cash received related to landlord tenant allowances of $4.1 million. In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $6.2 million during the six months ended August 2, 2025. We anticipate our adjusted capital expenditures to be $275 million to $325 million in fiscal 2025, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates, and we may make adjustments to our allocation of capital in fiscal 2025 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

46 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Cash Flow Analysis

Cash flows from operating, investing, and financing activities were as follows:

	SIX MONTHS ENDED
	AUGUST 2,	AUGUST 3,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$224,319	$67,306
Net cash used in investing activities	(134,148)	(124,763)
Net cash provided by (used in) financing activities	(87,239)	11,862
Net increase (decrease) in cash and cash equivalents	4,147	(45,355)
Cash and cash equivalents at end of period	34,560	78,333

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation and the effect of changes in working capital and other activities.

For the six months ended August 2, 2025, net cash provided by operating activities was $224 million and consisted of net income of $60 million and an increase in non-cash items of $169 million, partially offset by a change in working capital and other activities of $4.3 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $50 million, an increase in landlord assets under construction, net of tenant allowances, of $46 million, a decrease in accounts payable and accrued expenses of $22 million, an increase in prepaid expense and other assets of $13 million and a decrease in other current and non-current liabilities of $2.9 million. These uses of cash from working capital were partially offset by a decrease in merchandise inventory of $74 million, an increase in deferred revenue and customer deposits of $55 million and a decrease in accounts receivable of $2.4 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the six months ended August 2, 2025, net cash used in investing activities was $134 million and was comprised of investments in retail stores, information technology and systems infrastructure of $110 million, a business acquisition of $32 million and an acquisition of an intangible asset of $3.0 million. These cash outflows were partially offset by cash received from a distribution of return of equity method investments of $7.9 million and receipt of a promissory note repaid by our equity method investee of $1.8 million.

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 47

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments related to convertible senior notes and other financing arrangements, and cash used in connection with such financing activities include investments in our share repurchase program, repayment of indebtedness, including principal payments under finance lease agreements and other equity related transactions.

For the six months ended August 2, 2025, net cash used in financing activities was $87 million, primarily due to net repayments under the asset based credit facility of $65 million, payments under term loans of $13 million, net payments under finance lease agreements of $8.0 million and debt issuance costs of $2.8 million associated with the ABL Credit Agreement amendment.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets under construction and reclassification of assets from landlord assets under construction to finance lease right-of-use assets, as well as excise tax from share repurchases, included in accounts payable and accrued expenses at period-end.

Cash Requirements from Contractual Obligations

Leases

We lease nearly all of our retail and outlet locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. Refer to Note 8—Leases in the condensed consolidated financial statements for further information on our lease arrangements, including the maturities of our operating and finance lease liabilities.

Most lease arrangements provide us with the option to renew the leases at defined terms. The table presenting the maturities of our lease liabilities included in Note 8—Leases in the condensed consolidated financial statements includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts presented therein do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases.

Asset Based Credit Facility

Refer to Note 9—Credit Facilities in the condensed consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

Term Loan

Refer to Note 9—Credit Facilities in the condensed consolidated financial statements for further information on our Term Loan.

Real Estate Loans

Refer to Note 6—Variable Interest Entities in the condensed consolidated financial statements for further information on the real estate loan held as part of our joint ventures with a third-party development partner.

48 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). We did not repurchase any shares of our common stock under the Share Repurchase Program during the six months ended August 2, 2025. As of August 2, 2025, $201 million remains available for future share repurchases under the Share Repurchase Program.

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

PART I. FINANCIAL INFORMATION	2025 SECOND QUARTER FORM 10-Q | 49

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk since February 1, 2025. Refer to Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk in our 2024 Form 10-K for a discussion on our exposures to market risk.

Interest Rate Risk

As described in our 2024 Form 10-K and in Note 9—Credit Facilities of the condensed consolidated financial statements herein, we are subject to interest rate risk in connection with borrowings under the ABL Credit Agreement and the Term Loan Credit Agreement, as amended, since such borrowings bear interest at variable rates. We may also incur additional indebtedness that bears interest at variable rates. In addition, the real estate loan held by our VIE also bears interest at variable rates. We are also subject to interest rate risk through interest income received on our cash and cash equivalent balances.

Based on the average interest rate on the revolving line of credit under the ABL Credit Agreement and the Term Loan B and Term Loan B-2 under the Term Loan Credit Agreement during the six months ended August 2, 2025, and to the extent that borrowings were outstanding under any facility, for every 100-basis point change in interest rates, our annual interest expense could change by approximately $25 million. However, our exposure to change in our interest expense is partially offset by interest income, which is also affected by changes in market interest rates.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 2, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during our most recent fiscal quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

50 | 2025 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

For additional information, refer to Note 14—Commitments and Contingencies in the condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION	2025 SECOND QUARTER FORM 10-Q | 51

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

There were no repurchases of our common stock during the three months ended August 2, 2025:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(1)
				(in millions)
May 4, 2025 to May 31, 2025	—	$—	—	$201
June 1, 2025 to July 5, 2025	—	$—	—	$201
July 6, 2025 to August 2, 2025	—	$—	—	$201
Total	—		—
(1)	Reflects the dollar value of shares that may yet be repurchased under our Share Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1

During the three months ended August 2, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

52 | 2025 SECOND QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.1	Compensation Protection Agreement, dated May 15, 2025, by and between RH and Lisa Chi.	—	—	—	—	X
10.2	Stock Option Agreement, dated May 15, 2025, by and between RH and Lisa Chi.	—	—	—	—	X
10.3	Restricted Stock Unit Award Agreement, dated May 15, 2025, by and between RH and Lisa Chi.	—	—	—	—	X
10.4	Second Amendment to Twelfth Amended and Restated Credit Agreement, dated as of July 31, 2025, by and among Restoration Hardware, Inc. as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	August 6, 2025	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X

PART II. OTHER INFORMATION	2025 SECOND QUARTER FORM 10-Q | 53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 11, 2025	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2025	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: September 11, 2025	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

5

54 | 2025 SECOND QUARTER FORM 10-Q	SIGNATURES