Form 10-Q
period 2025-11-01
RH
filed 2025-12-11
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

or

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

As of December 5, 2025, 18,777,699 shares of the registrant’s common stock were outstanding.

RH

INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of November 1, 2025 and February 1, 2025	3
	Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended November 1, 2025 and November 2, 2024	4
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended November 1, 2025 and November 2, 2024	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the three and nine months ended November 1, 2025 and November 2, 2024	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended November 1, 2025 and November 2, 2024	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		56

2 | 2025 THIRD QUARTER FORM 10-Q	TABLE OF CONTENTS

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	NOVEMBER 1,	FEBRUARY 1,
	2025	2025

	(in thousands)
ASSETS
Cash and cash equivalents	$43,086	$30,413
Accounts receivable—net	63,138	63,484
Merchandise inventories	874,914	1,019,591
Prepaid expense and other current assets	143,262	177,843
Total current assets	1,124,400	1,291,331
Property and equipment—net	2,175,433	1,883,176
Operating lease right-of-use assets	726,556	617,103
Goodwill	143,755	140,943
Tradenames, trademarks and other intangible assets—net	79,708	76,118
Deferred tax assets	147,941	147,723
Equity method investments	121,404	126,909
Other non-current assets	274,544	271,386
Total assets	$4,793,741	$4,554,689
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$376,628	$413,406
Deferred revenue and customer deposits	348,932	291,815
Operating lease liabilities	107,011	100,944
Other current liabilities	113,676	98,961
Total current liabilities	946,247	905,126
Asset based credit facility	65,000	200,000
Term loan B—net	1,890,567	1,903,144
Term loan B-2—net	467,483	468,019
Real estate loans—net	15,280	15,524
Non-current operating lease liabilities	658,328	573,468
Non-current finance lease liabilities	721,613	630,655
Deferred tax liabilities	11,360	10,394
Other non-current liabilities	14,517	11,948
Total liabilities	4,790,395	4,718,278
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of November 1, 2025 and February 1, 2025	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,776,949 shares issued and outstanding as of November 1, 2025; 18,726,116 shares issued and outstanding as of February 1, 2025	2	2
Additional paid-in capital	399,809	362,348
Accumulated other comprehensive income (loss)	18,375	(15,087)
Accumulated deficit	(414,840)	(510,852)
Total stockholders’ equity (deficit)	3,346	(163,589)
Total liabilities and stockholders’ equity (deficit)	$4,793,741	$4,554,689

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024

	(in thousands, except share and per share amounts)
Net revenues	$883,810	$811,732	$2,596,913	$2,368,347
Cost of goods sold	494,074	450,392	1,442,585	1,316,212
Gross profit	389,736	361,340	1,154,328	1,052,135
Selling, general and administrative expenses	283,806	259,872	863,611	799,877
Operating income	105,930	101,468	290,717	252,258
Other expenses
Interest expense—net	57,152	57,590	171,113	173,624
Other (income) expense—net	694	27	(3,533)	529
Total other expenses	57,846	57,617	167,580	174,153
Income before taxes and equity method investments	48,084	43,851	123,137	78,105
Income tax expense	11,625	9,256	33,784	10,882
Income before equity method investments	36,459	34,595	89,353	67,223
Share of equity method investments (income) loss—net	194	1,427	(6,659)	8,728
Net income	$36,265	$33,168	$96,012	$58,495
Weighted-average shares used in computing basic net income per share	18,760,088	18,534,815	18,742,109	18,439,159
Basic net income per share	$1.93	$1.79	$5.12	$3.17
Weighted-average shares used in computing diluted net income per share	19,807,541	19,981,011	19,819,369	19,960,108
Diluted net income per share	$1.83	$1.66	$4.84	$2.93

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024

	(in thousands)
Net income	$36,265	$33,168	$96,012	$58,495
Net gain (loss) from foreign currency translation	(4,246)	(862)	33,462	3,080
Comprehensive income	$32,019	$32,306	$129,474	$61,575

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK
				ACCUMULATED
			ADDITIONAL	OTHER		TOTAL
			PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—August 2, 2025	18,744,120	$2	$387,582	$22,621	$(451,105)	$(40,900)
Stock-based compensation	—	—	11,308	—	—	11,308
Vested and delivered restricted stock units	192	—	(24)	—	—	(24)
Exercise of stock options	32,637	—	943	—	—	943
Net income	—	—	—	—	36,265	36,265
Net loss from foreign currency translation	—	—	—	(4,246)	—	(4,246)
Balances—November 1, 2025	18,776,949	$2	$399,809	$18,375	$(414,840)	$3,346

Balances—August 3, 2024	18,482,697	$2	$321,214	$2,004	$(557,937)	$(234,717)
Stock-based compensation	—	—	11,684	—	—	11,684
Issuance of restricted stock	8,000	—	—	—	—	—
Vested and delivered restricted stock units	192	—	(37)	—	—	(37)
Exercise of stock options	70,281	—	7,755	—	—	7,755
Settlement of convertible senior notes	39,121	—	—	—	—	—
Net income	—	—	—	—	33,168	33,168
Net loss from foreign currency translation	—	—	—	(862)	—	(862)
Balances—November 2, 2024	18,600,291	$2	$340,616	$1,142	$(524,769)	$(183,009)

6 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(Unaudited)

	NINE MONTHS ENDED
	COMMON STOCK
				ACCUMULATED
			ADDITIONAL	OTHER		TOTAL
			PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—February 1, 2025	18,726,116	$2	$362,348	$(15,087)	$(510,852)	$(163,589)
Stock-based compensation	—	—	35,315	—	—	35,315
Issuance of restricted stock	4,690	—	—	—	—	—
Vested and delivered restricted stock units	1,212	—	(55)	—	—	(55)
Exercise of stock options	44,931	—	2,201	—	—	2,201
Net income	—	—	—	—	96,012	96,012
Net gain from foreign currency translation	—	—	—	33,462	—	33,462
Balances—November 1, 2025	18,776,949	$2	$399,809	$18,375	$(414,840)	$3,346

Balances—February 3, 2024	18,315,613	$2	$287,806	$(1,938)	$(583,264)	$(297,394)
Stock-based compensation	—	—	33,757	—	—	33,757
Issuance of restricted stock	15,829	—	—	—	—	—
Vested and delivered restricted stock units	1,009	—	(188)	—	—	(188)
Exercise of stock options	228,719	—	19,241	—	—	19,241
Settlement of convertible senior notes	39,121	—	—	—	—	—
Net income	—	—	—	—	58,495	58,495
Net gain from foreign currency translation	—	—	—	3,080	—	3,080
Balances—November 2, 2024	18,600,291	$2	$340,616	$1,142	$(524,769)	$(183,009)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,012	$58,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,241	96,082
Non-cash operating lease cost	78,050	72,211
Stock-based compensation expense	35,315	33,757
Asset impairments	5,883	20,535
Non-cash finance lease interest expense	28,883	23,223
Product recall	1,913	—
Deferred income taxes	—	5,399
Share of equity method investments (income) loss—net	(6,659)	8,728
Distribution of return on equity method investment	4,630	—
Other non-cash items	4,631	6,529
Change in assets and liabilities:
Accounts receivable	497	(7,917)
Merchandise inventories	155,251	(224,244)
Prepaid expense and other assets	(21,507)	13,084
Landlord assets under construction—net of tenant allowances	(64,691)	(33,032)
Accounts payable and accrued expenses	(30,070)	43,812
Deferred revenue and customer deposits	52,313	25,065
Other current liabilities	12,712	(9,974)
Current and non-current operating lease liabilities	(78,837)	(73,137)
Other non-current obligations	(26,392)	(22,747)
Net cash provided by operating activities	356,175	35,869
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(158,387)	(179,897)
Acquisition of business	(32,119)	—
Equity method investments	(374)	(9,620)
Acquisition of intangible asset	(3,171)	—
Receipt of promissory note repayment from equity method investee	1,750	—
Distribution of return of equity method investment	7,916	—
Proceeds from insurance recoveries	2,325	—
Net cash used in investing activities	(182,060)	(189,517)

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 8

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	290,000	190,000
Repayments under asset based credit facility	(425,000)	—
Repayments under term loans	(18,750)	(18,750)
Repayments under real estate loans	(254)	(44)
Repayments of convertible senior notes	—	(41,904)
Debt issuance costs	(2,997)	—
Principal payments under finance lease agreements—net of tenant allowances	(7,789)	(19,609)
Repurchases of common stock—inclusive of excise taxes paid	—	(11,988)
Proceeds from exercise of stock options	2,201	19,241
Tax withholdings related to issuance of stock-based awards	(55)	(188)
Net cash provided by (used in) financing activities	(162,644)	116,758
Effects of foreign currency exchange rate translation on cash	1,202	214
Net increase (decrease) in cash and cash equivalents	12,673	(36,676)
Cash and cash equivalents
Beginning of period	30,413	123,688
End of period	$43,086	$87,012
Non-cash transactions
Property and equipment additions in accounts payable and accrued expenses at period-end	$29,140	$48,186
Landlord asset additions in accounts payable and accrued expenses at period-end	18,243	9,792

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 9

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

As of November 1, 2025, we operated a total of 73 RH Galleries and 43 RH Outlet stores, one RH Guesthouse, one RH Interior Design Office and 14 Waterworks Showrooms throughout the United States, Canada and Europe. We also have sourcing operations in Shanghai.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of November 1, 2025, and the results of operations for the three and nine months ended November 1, 2025 and November 2, 2024. Our current fiscal year, which consists of 52 weeks, ends on January 31, 2026 (“fiscal 2025”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in the condensed consolidated financial statements as of and for the three and nine months ended November 1, 2025. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact the condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “2024 Form 10-K”).

The results of operations for the three and nine months ended November 1, 2025, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year.

10 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

New Accounting Standards or Updates Not Yet Adopted

Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09—Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We expect to include additional disclosures within the annual financial statements for the fiscal year ended January 31, 2026 to comply with the requirements of ASU 2023-09.

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

Intangibles—Goodwill and Other—Internal-Use Software: Improvements to Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This new guidance amends guidance related to accounting for internal-use software development costs and clarifies the criteria for capitalization. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. We are currently assessing the impact that adopting this ASU will have on the condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 11

NOTE 3—BUSINESS COMBINATION

On July 8, 2025, we acquired a home furnishings business operating under the brand names of Formations and Dennis & Leen for total consideration of $32 million, funded through available cash. The transaction was accounted for as a business combination under Accounting Standards Codification (“ASC”) 805—Business Combinations. We believe that this addition to the RH platform further positions us as a leader in the luxury design market as we continue to enhance the RH product assortment.

During the nine months ended November 1, 2025, we incurred $2.3 million of acquisition-related costs associated with the transaction. These costs include fees associated with financial, legal and accounting advisors, and are included in selling, general and administrative expenses on the condensed consolidated statements of income.

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

12 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consisted of the following:

	NOVEMBER 1,	FEBRUARY 1,
	2025	2025

	(in thousands)
Value added tax (VAT) receivable	$32,252	$9,866
Prepaid expenses	21,371	29,595
Vendor deposits	19,637	20,441
Capitalized cloud computing costs	11,419	9,851
Capitalized catalog costs	7,921	30,162
Tenant allowance receivable	6,744	12,668
Right of return asset for merchandise	6,548	6,237
Federal and state tax receivable(1)	4,106	24,729
Promissory notes receivable, including interest(2)	1,154	3,674
Other current assets	32,110	30,620
Total prepaid expense and other current assets	$143,262	$177,843
(1)	As of February 1, 2025, includes $19 million related to a federal tax receivable from a carryback claim.
(2)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs. Refer to Note 6—Variable Interest Entities.

Other non-current assets consisted of the following:

	NOVEMBER 1,	FEBRUARY 1,
	2025	2025

	(in thousands)
Landlord assets under construction—net of tenant allowances	$113,423	$138,701
Initial direct costs prior to lease commencement	82,503	80,897
Capitalized cloud computing costs—net(1)	29,304	22,738
Federal tax receivable—non-current(2)	19,483	—
Other deposits	8,354	7,754
Deferred financing fees	3,732	1,512
Vendor deposits—non-current	3,285	2,684
Other non-current assets	14,460	17,100
Total other non-current assets	$274,544	$271,386
(1)	Presented net of accumulated amortization of $40 million and $30 million as of November 1, 2025 and February 1, 2025, respectively.
(2)	Represents a federal tax receivable from a carryback claim.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 13

NOTE 5—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets for the RH Segment and Waterworks consisted of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
February 1, 2025	$140,943	$59,118	$—	$17,000
Additions	2,770	3,872	—	—
Other(3)	—	(282)	—	—
Foreign currency translation	42	—	—	—
November 1, 2025	$143,755	$62,708	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	Represents disposals and amortization of patents.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

14 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

As of November 1, 2025 and February 1, 2025, of the remaining seven Member LLCs, we hold a 50 percent membership interest in six of the Member LLCs, and the remaining noncontrolling interest of 50 percent in each Member LLC is held by the same development partner. In one Member LLC, we hold approximately 75 percent membership interest with the remaining noncontrolling interest of approximately 25 percent held by the same development partner.

The carrying amounts and classification of the VIEs’ assets and liabilities included in the condensed consolidated balance sheets were as follows:

	NOVEMBER 1,	FEBRUARY 1,
	2025	2025

	(in thousands)
ASSETS
Cash and cash equivalents	$1,597	$2,177
Prepaid expense and other current assets	1,073	980
Total current assets	2,670	3,157
Property and equipment—net(1)	286,631	259,057
Other non-current assets	7	6
Total assets	$289,308	$262,220
LIABILITIES
Accounts payable and accrued expenses	$3,984	$4,867
Other current liabilities	368	333
Total current liabilities	4,352	5,200
Real estate loan—net(2)	15,280	15,524
Other non-current liabilities	986	929
Total liabilities	$20,618	$21,653
(1)	Includes $76 million and $54 million of construction in progress as of November 1, 2025 and February 1, 2025, respectively.
(2)	On September 9, 2022, a Member LLC as the borrower executed a Promissory Note (the “Promissory Note”) with a third-party bank in an aggregate principal amount equal to $16 million with a maturity date of September 9, 2032. The Promissory Note bears interest at a fixed rate per annum equal to 5.37% until September 15, 2027, on which date the interest rate will reset based on the five-year treasury rate plus 2.00%, subject to a total interest rate floor of 3.00%. The Promissory Note is secured by the assets of the Member LLC and the creditor does not have recourse against RH’s general assets.

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

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 15

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

Other than as described above, we did not receive any distributions or have any undistributed earnings of equity method investments during the three or nine months ended November 1, 2025 and November 2, 2024.

Our maximum exposure to loss is the carrying value of each of the equity method investments as of November 1, 2025.

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following:

	NOVEMBER 1,	FEBRUARY 1,
	2025	2025

	(in thousands)
Accounts payable	$178,672	$245,260
Accrued compensation	60,951	50,689
Accrued sales and use tax	35,215	27,685
Accrued occupancy	29,142	24,992
Accrued freight and duty	23,845	18,030
Accrued professional fees	13,536	5,281
Accrued legal contingencies(1)	2,570	3,029
Other accrued expenses	32,697	38,440
Total accounts payable and accrued expenses	$376,628	$413,406
(1)	Refer to Note 14—Commitments and Contingencies.

Other current liabilities consisted of the following:

	NOVEMBER 1,	FEBRUARY 1,
	2025	2025

	(in thousands)
Allowance for sales returns	$25,730	$23,512
Current portion of term loans	25,000	25,000
Finance lease liabilities	20,737	21,135
Unredeemed gift card and merchandise credit liability	20,104	19,546
Federal tax payable	14,876	3,242
Foreign tax payable	1,790	1,980
Other current liabilities	5,439	4,546
Total other current liabilities	$113,676	$98,961

16 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Supplier Finance Program

We facilitate a voluntary supply chain financing program (the “Financing Program”) with a third-party financial institution (the “Bank”) to provide participating suppliers with the opportunity to receive early payment on invoices, net of a discount charged to the supplier by the Bank. As of November 1, 2025 and February 1, 2025, we had $21 million and $35 million, respectively, of payment obligations outstanding under the Financing Program included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Reorganization

We implemented and completed a restructuring in the fourth quarter of fiscal 2024 and in the second quarter of fiscal 2025 that included workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with these initiatives included the elimination of numerous leadership and other positions throughout the organization. During the nine months ended November 1, 2025, we incurred total charges relating to the reorganization of $1.2 million, consisting primarily of severance costs and related taxes. As of November 1, 2025 and February 1, 2025, we had accruals of $0.8 million and $3.4 million, respectively, included within accounts payable and accrued expenses on the condensed consolidated balance sheets related to the reorganizations.

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of November 1, 2025 will be recognized within the next six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended November 1, 2025 and November 2, 2024, we recognized $4.5 million and $4.6 million, respectively, of revenue related to previous deferrals related to our gift cards. During the nine months ended November 1, 2025 and November 2, 2024, we recognized $16 million and $15 million, respectively, of revenue related to previous deferrals related to our gift cards. We expect that approximately 75 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

NOTE 8—LEASES

Lease costs—net consisted of the following:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024

	(in thousands)
Operating lease costs(1)	$38,184	$32,891	$110,077	$99,129
Finance lease costs
Amortization of leased assets(1)	15,605	13,264	45,153	38,582
Interest on lease liabilities(2)	10,690	7,894	28,883	23,223
Variable lease costs(3)	5,764	4,748	19,393	17,869
Sublease income(4)	(1,187)	(1,195)	(3,558)	(3,528)
Total lease costs—net	$69,056	$57,602	$199,948	$175,275
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy.
(2)	Included in interest expense—net on the condensed consolidated statements of income. Amounts include lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset for finance leases, which were not material in either period presented.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 17

(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $3.5 million and $2.2 million for the three months ended November 1, 2025 and November 2, 2024, respectively, and $12 million and $9.7 million for the nine months ended November 1, 2025 and November 2, 2024, respectively, as well as charges associated with common area maintenance of $2.2 million and $2.6 million for the three months ended November 1, 2025 and November 2, 2024, respectively, and $7.7 million and $8.2 million for the nine months ended November 1, 2025 and November 2, 2024, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

Lease right-of-use assets and lease liabilities consisted of the following:

		NOVEMBER 1,	FEBRUARY 1,
		2025	2025

		(in thousands)
	Balance Sheet Classification
Assets
Operating leases	Operating lease right-of-use assets	$726,556	$617,103
Finance leases(1)(2)(3)	Property and equipment—net	1,191,150	1,007,088
Total lease right-of-use assets		$1,917,706	$1,624,191
Liabilities
Current(4)
Operating leases	Operating lease liabilities	$107,011	$100,944
Finance leases	Other current liabilities	20,737	21,135
Total lease liabilities—current		127,748	122,079
Non-current
Operating leases	Non-current operating lease liabilities	658,328	573,468
Finance leases	Non-current finance lease liabilities	721,613	630,655
Total lease liabilities—non-current		1,379,941	1,204,123
Total lease liabilities		$1,507,689	$1,326,202
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $366 million and $320 million as of November 1, 2025 and February 1, 2025, respectively.
(3)	Includes $33 million and $35 million as of November 1, 2025 and February 1, 2025, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 6—Variable Interest Entities.
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

18 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The maturities of lease liabilities were as follows as of November 1, 2025:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2025	$35,744	$15,264	$51,008
2026	147,829	61,431	209,260
2027	136,246	63,085	199,331
2028	105,390	62,237	167,627
2029	94,067	61,931	155,998
2030	85,165	62,966	148,131
Thereafter	470,030	1,186,003	1,656,033
Total lease payments(1)(2)	1,074,471	1,512,917	2,587,388
Less—imputed interest(3)	(309,132)	(770,567)	(1,079,699)
Present value of lease liabilities	$765,339	$742,350	$1,507,689
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $696 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of November 1, 2025, of which $5.6 million, $29 million, $36 million, $38 million, $41 million and $41 million will be paid in the remainder of fiscal 2025, fiscal 2026, fiscal 2027, fiscal 2028, fiscal 2029 and fiscal 2030, respectively, and $505 million will be paid subsequent to fiscal 2030.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consisted of the following:

	NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	9.7	8.9
Finance leases	21.8	19.5
Weighted-average discount rate
Operating leases	6.2%	5.6%
Finance leases	6.5%	5.3%

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 19

Other information related to leases consisted of the following:

	NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(109,076)	$(97,068)
Operating cash flows from finance leases	(28,883)	(23,223)
Financing cash flows from finance leases—net(1)	(7,789)	(19,609)
Total cash outflows from leases	$(145,748)	$(139,900)
Non-cash transactions
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases(2)	$161,674	$58,382
Finance leases	106,331	37,751
Reclassification from other non-current assets to finance lease right-of-use assets	129,337	71,874

(1)	Presented net of tenant allowances received subsequent to lease commencement of $15 million in the nine months ended November 1, 2025. We did not receive any such tenant allowances in the nine months ended November 2, 2024.
(2)	Right-of-use assets obtained in exchange for new operating lease liabilities exclude the impact from acquisitions of $4.3 million for the nine months ended November 1, 2025. Refer to Note 3—Business Combinations.

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

NOTE 9—CREDIT FACILITIES AND CONVERTIBLE SENIOR NOTES

The outstanding balances under our credit facilities were as follows:

	NOVEMBER 1,				FEBRUARY 1,
	2025				2025
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(1)	5.83%	$65,000	$—	$65,000	$200,000	$—	$200,000
Term loan B(2)	6.58%	1,920,000	(9,433)	1,910,567	1,935,000	(11,856)	1,923,144
Term loan B-2(3)	7.31%	485,000	(12,517)	472,483	488,750	(15,731)	473,019
Total credit facilities		$2,470,000	$(21,950)	$2,448,050	$2,623,750	$(27,587)	$2,596,163
(1)	Deferred financing fees associated with the asset based credit facility as of November 1, 2025 and February 1, 2025 were $3.7 million and $1.5 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit. In July 2025, Restoration Hardware, Inc. entered into an amendment to the ABL Credit Agreement (defined below), which extended the maturity date of the revolving line of credit from July 29, 2026 to the earlier of (a) July 31, 2030 and (b) the date which is 91 days prior to the final stated maturity of the Term Loan Credit Agreement and any refinancing thereof.

20 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,900 million and $1,915 million were included in term loan B—net on the condensed consolidated balance sheets as of November 1, 2025 and February 1, 2025, respectively, and $20 million was included in other current liabilities on the condensed consolidated balance sheets as of both November 1, 2025 and February 1, 2025.
(3)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $480 million and $484 million were included in term loan B-2—net on the condensed consolidated balance sheets as of November 1, 2025 and February 1, 2025, respectively, and $5.0 million was included in other current liabilities on the condensed consolidated balance sheets as of both November 1, 2025 and February 1, 2025.

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

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 21

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of November 1, 2025, RHI was in compliance with the FCCR Covenant.

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

As of November 1, 2025, RHI had $65 million in outstanding borrowings and $428 million of availability under the revolving line of credit, net of $48 million in outstanding letters of credit. As a result of the FCCR Covenant that limits the last 10% of borrowing availability, actual incremental borrowing available to RHI and the other affiliated parties under the revolving line of credit would be $368 million as of November 1, 2025.

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

22 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

In September 2024, upon the maturity of the 2024 Notes, the $42 million in aggregate principal amount of the 2024 Notes settled for $42 million in cash and were no longer outstanding as of February 1, 2025. During the nine months ended November 2, 2024 through the maturity of the 2024 Notes, we issued in aggregate 39,121 shares of common stock at a par value of $0.0001 per share and, as a result, recognized $0 in additional paid-in capital on the condensed consolidated statements of stockholders’ equity (deficit) upon settlement of the 2024 Notes.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 23

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

The estimated fair value and carrying value of the Term Loan Credit Agreement and the real estate loans were as follows:

	NOVEMBER 1,		FEBRUARY 1,
	2025		2025
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Term loan B	$1,860,000	$1,920,000	$1,920,488	$1,935,000
Term loan B-2	472,875	485,000	487,528	488,750
Real estate loans	17,392	17,583	17,118	17,838
(1)	The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The principal carrying value of the real estate loans represents the outstanding principal balance and exclude debt issuance costs.

The fair values of the Term Loan B and Term Loan B-2 were derived from observable bid prices (Level 1). The fair values of the real estate loans were derived from discounted cash flows using risk-adjusted rates (Level 2).

NOTE 11—INCOME TAXES

Our income tax expense and effective tax rates were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024

	(dollars in thousands)
Income tax expense	$11,625	$9,256	$33,784	$10,882
Effective tax rate	24.3%	21.8%	26.0%	15.7%

The increase in our effective tax rates for the three and nine months ended November 1, 2025 compared to the three and nine months ended November 2, 2024 is primarily attributable to reporting higher net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024.

The Organization for Economic Cooperation and Development (“OECD”) proposed model rules to ensure a minimal level of taxation (commonly referred to as Pillar II) and the European Union member states have agreed to implement Pillar II’s proposed global corporate minimum tax rate of 15%. Many countries are actively considering, have proposed or have enacted, changes to their tax laws based upon the Pillar II proposals, which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. To mitigate the administrative burden for multinational enterprises in complying with the OECD Global Anti-Base Erosion rules during the initial years of implementation, the OECD developed the temporary “Transitional Country-by-Country Safe Harbor.” We considered the applicable tax law changes from Pillar II implementation in the relevant countries in which we operate, and there is no material impact to our tax provision for the three and nine months ended November 1, 2025. We will continue to evaluate the impact of these tax law changes in future reporting periods.

24 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

On July 4, 2025, the United States enacted tax legislation through the H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), which implemented several corporate tax law changes, including, but not limited to, (1) limitations on deductions for interest expense, (2) changes to the taxation of foreign activity and (3) reinstatement of one hundred percent bonus depreciation for eligible property. A number of other provisions of the OBBBA will not take effect until the 2026 tax year, including various changes to existing international tax provisions. We did not identify any material discrete tax impacts related to our beginning-of-the-year deferred tax assets and liabilities or valuation allowances due to the enactment of the OBBBA. We will continue to monitor any future changes in our business or interpretations of the new tax law that could affect our tax position in subsequent periods.

NOTE 12—NET INCOME PER SHARE

The weighted-average shares used for net income per share were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024
Weighted-average shares—basic	18,760,088	18,534,815	18,742,109	18,439,159
Effect of dilutive stock-based awards	1,047,453	1,359,065	1,077,260	1,359,757
Effect of dilutive convertible senior notes(1)	—	87,131	—	161,192
Weighted-average shares—diluted	19,807,541	19,981,011	19,819,369	19,960,108

(1)	The dilutive effect of the 2024 Notes is calculated under the if-converted method, which assumes share settlement of the entire convertible debt instrument. The 2024 Notes matured in September 2024 and did not have an impact on our diluted share count post-maturity. Refer to Note 9—Credit Facilities and Convertible Senior Notes.

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024
Options	2,150,940	1,938,194	2,107,573	1,830,068
Restricted stock units	7,550	11,176	8,551	11,904

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

As of November 1, 2025, there were a total of 1,958,647 shares issuable under the 2023 Stock Incentive Plan. Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Plans increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 25

Equity Awards Under the Plans

Options outstanding, vested or expected to vest, and exercisable as of November 1, 2025 were as follows:

		WEIGHTED-	WEIGHTED-	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding	3,859,775	$210.08	4.9	$161,462
Options vested or expected to vest	3,594,434	206.74	4.6	160,728
Options exercisable	2,505,720	189.03	3.3	154,493

Stock-based compensation expense, which is included in selling, general and administrative expenses on the condensed consolidated statements of income, was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024

	(in thousands)
Stock-based compensation expense(1)	$11,308	$11,684	$35,315	$33,757
(1)	On October 18, 2020, our Board of Directors granted Mr. Friedman an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the Stock Incentive Plan. The option resulted in aggregate non-cash stock compensation expense of $174 million, of which $0.9 million and $3.7 million was recognized during the nine months ended November 1, 2025 and November 2, 2024, respectively. Compensation expense for this award was fully recognized as of the first quarter of fiscal 2025.

No stock-based compensation cost has been capitalized in the accompanying condensed consolidated financial statements.

As of November 1, 2025, the total unrecognized compensation expense and weighted average remaining term of equity awards were as follows:

	UNRECOGNIZED	WEIGHTED-
	STOCK BASED	AVERAGE
	COMPENSATION	REMAINING TERM
	(in thousands)	(in years)
Unvested options	$136,340	4.6
Unvested restricted stock and restricted stock units	7,759	1.9
Total	$144,099

NOTE 14—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off-balance sheet commitments as of November 1, 2025.

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

26 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 27

Segment Information

The CODM uses segment adjusted operating income to evaluate segment profitability for the retail operating segments and to allocate resources and analyze variances of actual performance to our forecasts when making decisions. Operating income is defined as net income before interest expense—net, other (income) expense—net, income tax expense and our share of equity method investments (income) loss—net. Segment adjusted operating income excludes (i) certain asset impairments, (ii) product recall, (iii) severance costs associated with a reorganization, (iv) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020, (v) contract termination settlement—net and (vi) legal settlements—net. These items are excluded from segment adjusted operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

28 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Segment net revenues, which represent our disaggregated net revenues in accordance with ASC 606, significant segment expenses and segment adjusted operating income, by reportable segment, were as follows:

	THREE MONTHS ENDED						NINE MONTHS ENDED
	NOVEMBER 1,			NOVEMBER 2,			NOVEMBER 1,			NOVEMBER 2,
	2025			2024			2025			2024
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$835,821	$47,989	$883,810	$768,063	$43,669	$811,732	$2,447,536	$149,377	$2,596,913	$2,226,054	$142,293	$2,368,347
Cost of goods sold	472,171	21,903	494,074	429,121	21,271	450,392	1,373,186	69,399	1,442,585	1,248,680	67,532	1,316,212
Advertising expense	35,976	775	36,751	16,040	852	16,892	99,064	2,433	101,497	93,770	2,564	96,334
Other segment expenses(2)	230,525	19,905	250,430	204,112	18,462	222,574	697,932	59,963	757,895	632,856	56,848	689,704
Segment adjusted operating income(1)	97,149	5,406	102,555	118,790	3,084	121,874	277,354	17,582	294,936	250,748	15,349	266,097
Asset impairments			—			19,545			3,597			19,545
Product recall			—			—			1,913			—
Reorganization related costs			—			—			1,233			—
Non-cash compensation			—			861			851			3,669
Contract termination settlement—net			(3,375)			—			(3,375)			—
Legal settlements—net			—			—			—			(9,375)
Operating income			105,930			101,468			290,717			252,258
Interest expense—net			57,152			57,590			171,113			173,624
Other (income) expense—net			694			27			(3,533)			529
Income before taxes and equity method investments			$48,084			$43,851			$123,137			$78,105
(1)	All intercompany transactions are immaterial and have been eliminated.
(2)	Other segment expenses primarily include compensation and occupancy costs classified as selling, general and administrative expenses, and other general and administrative expenses.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 29

In the three months ended November 1, 2025 and November 2, 2024, the Real Estate segment share of equity method investments loss, which is the measure of segment profitability reviewed by the CODM to evaluate performance internally for the Real Estate segment, was $0.4 million and $1.8 million, respectively. In the nine months ended November 1, 2025 and November 2, 2024, the Real Estate segment share of equity method investment operations was income of $6.2 million and loss of $8.5 million, respectively. The share of (income) loss from equity method investments for the Waterworks segment was immaterial in all fiscal periods presented.

Depreciation and amortization for our segments was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024

	(in thousands)
RH Segment	$37,207	$31,428	$103,947	$91,429
Waterworks	1,169	1,570	4,294	4,653
Real Estate(1)	—	—	—	—
Total depreciation and amortization	$38,376	$32,998	$108,241	$96,082
(1)	There is no depreciation and amortization for the Real Estate segment since all assets represent construction in progress.

Balance sheet information for our segments consisted of the following:

	NOVEMBER 1,				FEBRUARY 1,
	2025				2025
	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL	RH SEGMENT	WATERWORKS	REAL ESTATE	TOTAL

	(in thousands)
Goodwill(1)	$143,755	$—	$—	$143,755	$140,943	$—	$—	$140,943
Tradenames, trademarks and other intangible assets(2)	62,708	17,000	—	79,708	59,118	17,000	—	76,118
Equity method investments(3)	—	4,153	117,251	121,404	—	3,276	123,633	126,909
Total assets	4,472,820	166,900	154,021	4,793,741	4,228,829	165,442	160,418	4,554,689
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	The Waterworks segment balance represents membership interests in two European entities, one entity in which we hold a 50 percent membership interest and another entity in which we increased our membership interest from approximately 25 percent as of February 1, 2025 to approximately 28 percent as of November 1, 2025. We are not the primary beneficiary of either of these VIEs.

30 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of November 1, 2025, we operated the following number of retail locations and outlets outside the United States:

COUNT
Canada	5
United Kingdom	3
Germany	2
Belgium	1
France	1
Spain	1
Total(1)	13
(1)	Geographic revenues generated outside of the United States did not exceed 10% of total consolidated net revenues in either fiscal period presented.

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

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three and nine months ended November 1, 2025, and a comparison to the three and nine months ended November 2, 2024. The discussion related to cash flows for the nine months ended November 2, 2024, has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended November 2, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 12, 2024.

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

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 31

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time” or other words and terms of similar meaning may, in fact, not be short term and may recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled Risk Factors in our 2024 Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this quarterly report, in our Quarterly Report on Form 10-Q for the quarterly periods ended May 3, 2025 and August 2, 2025 and in our 2024 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this quarterly report in the context of these risks and uncertainties.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada and Europe, and have an integrated RH Hospitality experience in 24 of our Design Gallery locations, which includes restaurants and wine bars.

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

32 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

As of November 1, 2025, we operated the following number of locations:

COUNT
RH
North America
Design Galleries	37
Legacy Galleries	26
Outdoor Galleries	2
Modern Gallery	1
Baby & Child and TEEN Gallery	1
Interior Design Office	1
Total RH retail locations—North America	68
Europe Design Galleries	6
Total RH retail locations	74
Outlets	43
Guesthouse	1
Waterworks Showrooms	14

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

Since the majority of our product assortment is imported from vendors outside the U.S., we also face uncertainty and risks related to tariffs and other trade policies, which may continue to increase the costs of securing products from our vendors. Tariffs and other non-tariff trade practices and policies may adversely affect our business in other ways beyond increased costs for our products. We have taken steps to move our supply chain away from countries with higher tariff rates in favor of other jurisdictions, but these countermeasures may prove to be ineffective and the ability to predict tariff rates in different countries may be difficult as policies may change on short notice. Uncertainty about trade policy, tariff rates and other changes in practices affecting international trade might have an adverse effect on our business and results of operation and we may face challenges in implementing the optimal responses to changing trade conditions.

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

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 33

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

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and we believe their desirability and exclusivity have enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH TEEN and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Beginning with the mailing of our RH Interiors Sourcebook in the fall of 2023 and with additional Sourcebook mailings throughout 2024 and 2025, we have introduced the most prolific collection of new products in our history. In addition, over the next few years, we plan to introduce RH Couture, RH Bespoke and RH Color.

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

34 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal and that pursuit of global expansion will provide RH with a substantial opportunity to build over time a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive environment globally is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform and brand strength of RH. As such, we are actively pursuing the expansion of the RH brand globally, which began with the opening of RH England, RH Munich and RH Düsseldorf in 2023, followed by the opening of RH Brussels and RH Madrid in 2024. In September 2025, we opened RH Paris, The Gallery on the Champs-Élysées, located just off the Avenue Montaigne, which stands at the global epicenter of fashion and luxury. The Gallery, spanning seven levels connected by a soaring atrium of floating cast medallion stairs, features a freestanding RH Interior Design Studio opposite the spectacular six-meter cast medallion bronze doors marking the entrance, and two restaurants. We believe the opening of RH Paris marks a major step forward in the European expansion of our business. We are also under construction in London and Milan in inspiring spaces that will celebrate the heritage of the historic structures and will integrate full expressions of our hospitality experiences. In addition, we plan to open RH Sydney, The Gallery in Double Bay, in Australia in the coming years.

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

Basis of Presentation and Results of Operations

The following table sets forth the condensed consolidated statements of income:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	NOVEMBER 1,	% OF NET	NOVEMBER 2,	% OF NET	NOVEMBER 1,	% OF NET	NOVEMBER 2,	% OF NET
	2025	REVENUES	2024	REVENUES	2025	REVENUES	2024	REVENUES

	(dollars in thousands)
Net revenues	$883,810	100.0%	$811,732	100.0%	$2,596,913	100.0%	$2,368,347	100.0%
Cost of goods sold	494,074	55.9	450,392	55.5	1,442,585	55.5	1,316,212	55.6
Gross profit	389,736	44.1	361,340	44.5	1,154,328	44.5	1,052,135	44.4
Selling, general and administrative expenses	283,806	32.1	259,872	32.0	863,611	33.3	799,877	33.7
Operating income	105,930	12.0	101,468	12.5	290,717	11.2	252,258	10.7
Other expenses
Interest expense—net	57,152	6.5	57,590	7.1	171,113	6.6	173,624	7.4
Other (income) expense—net	694	0.1	27	0.0	(3,533)	(0.1)	529	0.0
Total other expenses	57,846	6.6	57,617	7.1	167,580	6.5	174,153	7.4
Income before taxes and equity method investments	48,084	5.4	43,851	5.4	123,137	4.7	78,105	3.3
Income tax expense	11,625	1.3	9,256	1.1	33,784	1.3	10,882	0.5
Income before equity method investments	36,459	4.1	34,595	4.3	89,353	3.4	67,223	2.8
Share of equity method investments (income) loss—net	194	0.0	1,427	0.2	(6,659)	(0.3)	8,728	0.3
Net income	$36,265	4.1%	$33,168	4.1%	$96,012	3.7%	$58,495	2.5%

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 35

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

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024

	(in thousands)
Net income	$36,265	$33,168	$96,012	$58,495
Interest expense—net(1)	57,152	57,590	171,113	173,624
Other (income) expense—net(1)	694	27	(3,533)	529
Income tax expense(1)	11,625	9,256	33,784	10,882
Share of equity method investments (income) loss—net(1)	194	1,427	(6,659)	8,728
Operating income	105,930	101,468	290,717	252,258
Asset impairments(2)	—	19,545	3,597	19,545
Product recall(3)	—	—	1,913	—
Reorganization related costs(4)	—	—	1,233	—
Non-cash compensation(5)	—	861	851	3,669
Contract termination settlement—net(6)	(3,375)	—	(3,375)	—
Legal settlements—net(7)	—	—	—	(9,375)
Adjusted operating income	$102,555	$121,874	$294,936	$266,097

36 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

(1)	Refer to discussion “Three Months Ended November 1, 2025 Compared to Three Months Ended November 2, 2024” and “Nine Months Ended November 1, 2025 Compared to Nine Months Ended November 2, 2024” below for a discussion of our results of operations for the three and nine months ended November 1, 2025 and November 2, 2024.
(2)	The adjustment in the nine months ended November 1, 2025 includes inventory impairment of $2.6 million and property and equipment impairment of $1.0 million, primarily related to Galleries under construction. The adjustment in the three and nine months ended November 2, 2024 includes $19 million of long-lived asset impairment for our two Design Galleries in Germany (refer to “Long-Lived Asset Impairment” within Note 8—Leases), as well as impairment of pre-acquisition costs related to an unsuccessful joint venture arrangement of $1.0 million.
(3)	Represents costs and inventory charges associated with a product recall initiated in the second quarter of fiscal 2025.
(4)	Represents severance costs and related payroll taxes associated with a reorganization.
(5)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(6)	Represents favorable contract termination settlement of $3.8 million, partially offset by costs related to the early termination.
(7)	Represents favorable legal settlements received of $10 million, partially offset by costs incurred in connection with one of the matters.

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024

	(in thousands)
Net income	$36,265	$33,168	$96,012	$58,495
Adjustments pre-tax:
Asset impairments(1)	—	19,545	3,597	19,545
Product recall(1)	—	—	1,913	—
Reorganization related costs(1)	—	—	1,233	—
Non-cash compensation(1)	—	861	851	3,669
Contract termination settlement—net(1)	(3,375)	—	(3,375)	—
Legal settlements—net(1)	—	—	—	(9,375)
Subtotal adjusted items	(3,375)	20,406	4,219	13,839
Impact of income tax items(2)	883	(5,652)	799	(5,576)
Share of equity method investments (income) loss—net(1)	194	1,427	(6,659)	8,728
Adjusted net income	$33,967	$49,349	$94,371	$75,486
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent. The adjustments for the three months ended November 1, 2025 and November 2, 2024 are based on adjusted tax rates of 24.0% and 23.2%, respectively. The adjustments for the nine months ended November 1, 2025 and November 2, 2024 are based on adjusted tax rates of 25.9% and 17.9%, respectively.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 37

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

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024

	(in thousands)
Net income	$36,265	$33,168	$96,012	$58,495
Depreciation and amortization	38,376	32,998	108,241	96,082
Interest expense—net	57,152	57,590	171,113	173,624
Income tax expense	11,625	9,256	33,784	10,882
EBITDA	143,418	133,012	409,150	339,083
Non-cash compensation(1)	11,308	11,684	35,315	33,757
Capitalized cloud computing amortization(2)	3,571	2,852	9,727	8,017
Asset impairments(3)	—	19,545	3,597	19,545
Product recall(3)	—	—	1,913	—
Reorganization related costs(3)	—	—	1,233	—
Share of equity method investments (income) loss—net(3)	194	1,427	(6,659)	8,728
Other (income) expense—net(3)	694	27	(3,533)	529
Contract termination settlement—net(3)	(3,375)	—	(3,375)	—
Legal settlements—net(3)	—	—	—	(9,375)
Adjusted EBITDA	$155,810	$168,547	$447,368	$400,284
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Represents amortization associated with capitalized cloud computing costs.
(3)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024

	(in thousands)
Capital expenditures	$158,387	$179,897
Landlord assets under construction—net of tenant allowances	64,691	33,032
Adjusted capital expenditures	$223,078	$212,929

38 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $15 million in the nine months ended November 1, 2025, which are reflected as a reduction to principal payments under finance leases—net of tenant allowances within financing activities on the condensed consolidated statements of cash flows. We did not receive any such tenant allowances in the nine months ended November 2, 2024.

Retail Metrics

Our retail location square footage metrics and activity were as follows:

	NINE MONTHS ENDED
	NOVEMBER 1,		NOVEMBER 2,
	2025		2024
		TOTAL		TOTAL
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	83	1,527	84	1,378
RH Design Galleries
Oklahoma City	1	31.1	—	—
Montreal	1	31.1	—	—
San Diego	1	20.0	—	—
Manhasset	1	16.6	—	—
Paris	1	14.3	—	—
Raleigh	—	—	1	37.6
Cleveland	—	—	1	33.1
Palo Alto	—	—	1	32.5
Brussels	—	—	1	27.7
Madrid	—	—	1	8.3
RH Legacy Galleries
San Diego	(1)	(6.2)	—	—
Plano	—	—	(1)	(9.6)
Cleveland	—	—	(1)	(7.1)
Palo Alto	—	—	(1)	(6.1)
Raleigh	—	—	(1)	(4.7)
RH Outdoor Galleries
Greenwich	1	4.2	—	—
East Hampton	1	2.6	—	—
RH Baby & Child and TEEN Gallery
Greenwich	(1)	(4.2)	—	—
Waterworks Showroom
Dallas (remodel)	—	2.4	—	—
End of period	88	1,639	85	1,490
Total square footage at end of period(2)		2,246		2,050
(1)	Represents retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Includes approximately 89,000 square feet related to three owned retail locations as of both November 1, 2025 and November 2, 2024.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 39

(2)	Includes approximately 142,000 square feet related to three owned retail locations as of both November 1, 2025 and November 2, 2024.

Weighted-average square footage and selling square footage are calculated based on the number of days a retail location was opened during the period divided by the total number of days in the period, and were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,	NOVEMBER 1,	NOVEMBER 2,
	2025	2024	2025	2024

	(in thousands)
Weighted-average square footage	2,211	2,014	2,144	1,984
Weighted-average selling square footage	1,613	1,462	1,563	1,440

Three Months Ended November 1, 2025 Compared to Three Months Ended November 2, 2024

	THREE MONTHS ENDED
	NOVEMBER 1,			NOVEMBER 2,
	2025			2024
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$835,821	$47,989	$883,810	$768,063	$43,669	$811,732
Cost of goods sold	472,171	21,903	494,074	429,121	21,271	450,392
Gross profit	363,650	26,086	389,736	338,942	22,398	361,340
Selling, general and administrative expenses	263,126	20,680	283,806	240,558	19,314	259,872
Operating income	$100,524	$5,406	$105,930	$98,384	$3,084	$101,468
(1)	The results for the Real Estate segment were immaterial in the three months ended November 1, 2025 and November 2, 2024, thus, such results are presented within the RH Segment each period. Refer to Note 15—Segment Reporting in the condensed consolidated financial statements. Additionally, all intercompany transactions are immaterial and have been eliminated.
(2)	RH Segment net revenues include outlet revenues of $75 million and $64 million for the three months ended November 1, 2025 and November 2, 2024, respectively.

Net revenues

Consolidated net revenues increased $72 million, or 8.9%, to $884 million in the three months ended November 1, 2025 compared to $812 million in the three months ended November 2, 2024.

RH Segment net revenues

RH Segment net revenues increased $68 million, or 8.8%, to $836 million in the three months ended November 1, 2025 compared to $768 million in the three months ended November 2, 2024. The below discussion highlights the primary factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the three months ended November 1, 2025 increased primarily due to higher revenue in our core business driven by our continued product transformation and platform expansion. In addition, hospitality revenue increased as a result of new Gallery openings and we had higher outlet revenue.

Waterworks net revenues

Waterworks net revenues increased $4.3 million, or 9.9%, to $48 million in the three months ended November 1, 2025 compared to $44 million in the three months ended November 2, 2024.

40 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Gross profit

Consolidated gross profit increased $28 million, or 7.9%, to $390 million in the three months ended November 1, 2025 compared to $361 million in the three months ended November 2, 2024. As a percentage of net revenues, consolidated gross margin decreased 40 basis points to 44.1% of net revenues in the three months ended November 1, 2025 from 44.5% of net revenues in the three months ended November 2, 2024.

RH Segment gross profit

RH Segment gross profit increased $25 million, or 7.3%, to $364 million in the three months ended November 1, 2025 compared to $339 million in the three months ended November 2, 2024. As a percentage of net revenues, RH Segment gross margin decreased 60 basis points to 43.5% of net revenues in the three months ended November 1, 2025 from 44.1% of net revenues in the three months ended November 2, 2024.

The decrease in RH Segment gross margin was primarily attributable to decreased margins in the RH core business year over year as well as deleverage in occupancy costs, partially offset by leverage in shipping costs.

Waterworks gross profit

Waterworks gross profit increased $3.7 million, or 16.5%, to $26 million in the three months ended November 1, 2025 compared to $22 million in the three months ended November 2, 2024. As a percentage of net revenues, Waterworks gross margin increased 310 basis points to 54.4% of net revenues in the three months ended November 1, 2025 from 51.3% of net revenues in the three months ended November 2, 2024.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $24 million, or 9.2%, to $284 million in the three months ended November 1, 2025 compared to $260 million in the three months ended November 2, 2024.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $23 million, or 9.4%, to $263 million the three months ended November 1, 2025 compared to $241 million in the three months ended November 2, 2024. RH Segment selling, general and administrative expenses were 31.5% and 31.3% of net revenues for the three months ended November 1, 2025 and November 2, 2024, respectively.

The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by an increase in advertising costs due to the timing of the 2025 RH Interiors Sourcebook circulation, as well as higher compensation, pre-opening and other corporate costs. This increase was partially offset by leverage in our occupancy costs year over year. RH Segment selling, general and administrative expenses for the three months ended November 1, 2025 included a favorable net contract termination settlement of $3.4 million. RH Segment selling, general and administrative expenses for the three months ended November 2, 2024 included asset impairments of $19 million related to certain of our Galleries and $1.0 million related to pre-acquisition costs for an unsuccessful joint venture arrangement, as well as amortization of non-cash compensation of $0.9 million related to an option grant made to Mr. Friedman in October 2020. Excluding the $3.4 million and $20 million of such costs, RH Segment selling, general and administrative expenses would have increased 330 basis points to 31.9% from 28.6% of net revenues for the three months ended November 1, 2025 and November 2, 2024, respectively.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $1.4 million, or 7.1%, to $21 million in the three months ended November 1, 2025 compared to $19 million in the three months ended November 2, 2024. Waterworks selling, general and administrative expenses were 43.1% and 44.2% of net revenues for the three months ended November 1, 2025 and November 2, 2024, respectively.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 41

Interest expense—net

Interest expense—net consisted of the following:

	THREE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024

	(in thousands)
Term loan interest expense	$44,687	$50,389
Finance lease interest expense	10,690	7,894
Asset based credit facility	2,171	2,027
Other interest expense	1,085	745
Capitalized interest for capital projects	(995)	(2,413)
Interest income	(486)	(1,052)
Interest expense—net	$57,152	$57,590

Other (income) expense—net

Other (income) expense—net consisted of the following:

	THREE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024

	(in thousands)
Foreign exchange from transactions(1)	$398	$673
Foreign exchange from remeasurement of intercompany loans(2)	296	(646)
Other expense—net	$694	$27
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense

	THREE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024

	(dollars in thousands)
Income tax expense	$11,625	$9,256
Effective tax rate	24.3%	21.8%

The increase in our effective tax rate for the three months ended November 1, 2025 compared to the three months ended November 2, 2024 is primarily attributable to reporting higher net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024.

42 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Nine Months Ended November 1, 2025 Compared to Nine Months Ended November 2, 2024

	NINE MONTHS ENDED
	NOVEMBER 1,			NOVEMBER 2,
	2025			2024
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$2,447,536	$149,377	$2,596,913	$2,226,054	$142,293	$2,368,347
Cost of goods sold	1,373,186	69,399	1,442,585	1,248,680	67,532	1,316,212
Gross profit	1,074,350	79,978	1,154,328	977,374	74,761	1,052,135
Selling, general and administrative expenses	801,215	62,396	863,611	743,665	56,212	799,877
Operating income	$273,135	$17,582	$290,717	$233,709	$18,549	$252,258
(1)	The results for the Real Estate segment were immaterial in both the nine months ended November 1, 2025 and November 2, 2024, thus, such results are presented within the RH Segment in each period. Refer to Note 15—Segment Reporting in the condensed consolidated financial statements. Additionally, all intercompany transactions are immaterial and have been eliminated.
(2)	RH Segment net revenues include outlet revenues of $214 million and $189 million for the nine months ended November 1, 2025 and November 2, 2024, respectively.

Net revenues

Consolidated net revenues increased $229 million, or 9.7%, to $2,597 million in the nine months ended November 1, 2025 compared to $2,368 million in the nine months ended November 2, 2024.

RH Segment net revenues

RH Segment net revenues increased $221 million, or 9.9%, to $2,448 million in the nine months ended November 1, 2025 compared to $2,226 million in the nine months ended November 2, 2024. The below discussion highlights several significant factors that impacted RH Segment net revenues, which are listed in order of magnitude.

RH Segment net revenues for the nine months ended November 1, 2025 increased primarily due to higher revenue in our core business driven by our continued product transformation and platform expansion. In addition, hospitality revenue increased as a result of new Gallery openings and we had higher outlet revenue.

Waterworks net revenues

Waterworks net revenues increased $7.1 million, or 5.0%, to $149 million in the nine months ended November 1, 2025 compared to $142 million in the nine months ended November 2, 2024.

Gross profit

Consolidated gross profit increased $102 million, or 9.7%, to $1,154 million in the nine months ended November 1, 2025 compared to $1,052 million in the nine months ended November 2, 2024. As a percentage of net revenues, consolidated gross margin increased 10 basis points to 44.5% of net revenues in the nine months ended November 1, 2025 from 44.4% of net revenues in the nine months ended November 2, 2024.

RH Segment gross profit

RH Segment gross profit increased $97 million, or 9.9%, to $1,074 million in the nine months ended November 1, 2025 from $977 million in the nine months ended November 2, 2024. As a percentage of net revenues, RH Segment gross margin was 43.9% of net revenues in both the nine months ended November 1, 2025 and November 2, 2024.

The increase in RH Segment gross profit was primarily attributable to leverage in shipping costs, partially offset by decreased margins in the RH core business year over year. RH Segment gross profit for the nine months ended November 1, 2025 was negatively impacted by $2.6 million of asset impairments and $1.4 million of costs related to a product recall. Excluding the $4.0 million of such costs, RH Segment gross margin would have been 20 basis points higher at 44.1% of net revenues for the nine months ended November 1, 2025.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 43

Waterworks gross profit

Waterworks gross profit increased $5.2 million, or 7.0%, to $80 million in the nine months ended November 1, 2025 compared to $75 million in the nine months ended November 2, 2024. As a percentage of net revenues, Waterworks gross margin increased 100 basis points to 53.5% of net revenues in the nine months ended November 1, 2025 from 52.5% of net revenues in the nine months ended November 2, 2024.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $64 million, or 8.0%, to $864 million in the nine months ended November 1, 2025 compared to $800 million in the nine months ended November 2, 2024.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $58 million, or 7.7%, to $801 million in the nine months ended November 1, 2025 compared to $744 million in the nine months ended November 2, 2024. RH Segment selling, general and administrative expenses as a percentage of net revenues decreased to 32.7% for the nine months ended November 1, 2025 from 33.4% for the nine months ended November 2, 2024, primarily driven by asset impairments of $19 million related to certain of our Galleries, $1.0 million related to pre-acquisition costs for an unsuccessful joint venture arrangement, non-cash compensation of $3.7 million related to an option grant made to Mr. Friedman in October 2020, as well as favorable net legal settlements of $6.2 million recognized during the nine months ended November 2, 2024.

RH Segment selling, general and administrative expenses for the nine months ended November 1, 2025 was negatively impacted by $1.2 million of reorganization related costs, $1.0 million of asset impairments, $0.9 million of non-cash compensation related to an option grant made to Mr. Friedman in October 2020 and $0.5 million related to a product recall, as well as a favorable net contract termination settlement of $3.4 million.

Excluding the $0.2 million and $17 million of such costs noted above for the nine months ended November 1, 2025 and November 2, 2024, respectively, RH Segment selling, general and administrative expenses would have increased 20 basis points to 32.8% from 32.6% of net revenues, respectively. This increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by an increase in compensation and other corporate costs, partially offset by leverage in occupancy and advertising costs year over year.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $6.2 million, or 11.0%, to $62 million in the nine months ended November 1, 2025 compared to $56 million in the nine months ended November 2, 2024. Waterworks selling, general and administrative expenses were 41.8% and 39.5% of net revenues for the nine months ended November 1, 2025 and November 2, 2024, respectively.

Waterworks selling, general and administrative expenses in the nine months ended November 2, 2024 include $3.2 million related to a favorable legal settlement. Excluding the $3.2 million of such costs, Waterworks selling, general and administrative expenses would have been 220 basis points higher at 41.7% of net revenues for the nine months ended November 2, 2024.

44 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Interest expense—net

Interest expense—net consisted of the following:

	NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024

	(in thousands)
Term loan interest expense	$135,084	$155,232
Finance lease interest expense	28,883	23,223
Asset based credit facility	9,032	2,179
Other interest expense	3,257	2,824
Capitalized interest for capital projects	(2,710)	(6,865)
Interest income	(2,433)	(2,969)
Interest expense—net	$171,113	$173,624

Other (income) expense—net

Other (income) expense—net consisted of the following in each period:

	NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024

	(in thousands)
Foreign exchange from transactions(1)	$(335)	$1,811
Foreign exchange from remeasurement of intercompany loans(2)	(3,198)	(1,282)
Other (income) expense—net	$(3,533)	$529
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense

	NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024

	(dollars in thousands)
Income tax expense	$33,784	$10,882
Effective tax rate	26.0%	15.7%

The increase in our effective tax rate for the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024 is primarily attributable to reporting higher net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024.

Share of equity method investments (income) loss—net

Our share of equity method investments income of $6.7 million in the nine months ended November 1, 2025 was primarily attributable to an Aspen LLC distribution in the first quarter of fiscal 2025 of $7.9 million (refer to Note 6—Variable Interest Entities in the condensed consolidated financial statements). Our share of equity method investments loss in the nine months ended November 2, 2024 was $8.7 million.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 45

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

Net debt and availability under the ABL Credit Agreement were as follows:

	NOVEMBER 1,	FEBRUARY 1,
	2025	2025

	(in thousands)
Asset based credit facility(1)	$65,000	$200,000
Term loan B(1)	1,920,000	1,935,000
Term loan B-2(1)	485,000	488,750
Notes payable for share repurchases	315	315
Total debt	$2,470,315	$2,624,065
Cash and cash equivalents	(43,086)	(30,413)
Total net debt(2)	$2,427,229	$2,593,652
Availability under the asset based credit facility—net(3)	$428,176	$355,260
(1)	Amounts exclude discounts upon original issuance and third party offering and debt issuance costs.
(2)	Net debt as of November 1, 2025 and February 1, 2025 excludes non-recourse real estate loans of $18 million as of both periods. These loans are secured by specific real estate assets and the associated creditors do not have recourse against RH’s general assets.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $48 million and $45 million in outstanding letters of credit as of November 1, 2025 and February 1, 2025, respectively.

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

46 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 47

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the nine months ended November 1, 2025, adjusted capital expenditures were $223 million in aggregate, net of cash received related to landlord tenant allowances of $4.1 million. In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $15 million during the nine months ended November 1, 2025. We anticipate our adjusted capital expenditures to be $275 million to $325 million in fiscal 2025, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates, and we may make adjustments to our allocation of capital in fiscal 2025 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

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

Cash Flow Analysis

Cash flows from operating, investing, and financing activities were as follows:

	NINE MONTHS ENDED
	NOVEMBER 1,	NOVEMBER 2,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$356,175	$35,869
Net cash used in investing activities	(182,060)	(189,517)
Net cash provided by (used in) financing activities	(162,644)	116,758
Net increase (decrease) in cash and cash equivalents	12,673	(36,676)
Cash and cash equivalents at end of period	43,086	87,012

48 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation and the effect of changes in working capital and other activities.

For the nine months ended November 1, 2025, net cash provided by operating activities was $356 million and consisted of net income of $96 million and an increase in non-cash items of $261 million, partially offset by a change in working capital and other activities of $0.7 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $79 million, an increase in landlord assets under construction, net of tenant allowances, of $65 million, a decrease in accounts payable and accrued expenses of $30 million, an increase in prepaid expense and other assets of $22 million and a net decrease in other current and non-current liabilities of $13 million. These uses of cash from working capital were partially offset by a decrease in merchandise inventory of $155 million and an increase in deferred revenue and customer deposits of $52 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the nine months ended November 1, 2025, net cash used in investing activities was $182 million and was comprised of investments in retail stores, information technology and systems infrastructure of $158 million, a business acquisition of $32 million and an acquisition of an intangible asset of $3.2 million. These cash outflows were partially offset by cash received from a distribution of return of equity method investments of $7.9 million, proceeds from insurance recoveries of $2.3 million and receipt of a promissory note repaid by our equity method investee of $1.8 million.

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

For the nine months ended November 1, 2025, net cash used in financing activities was $163 million, primarily due to net repayments under the asset based credit facility of $135 million, payments under term loans of $19 million, net payments under finance lease agreements of $7.8 million and debt issuance costs of $3.0 million associated with the ABL Credit Agreement amendment. These cash outflows were partially offset by proceeds from the exercise of stock options of $2.2 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets under construction and reclassification of assets from landlord assets under construction to finance lease right-of-use assets included in accounts payable and accrued expenses at period-end.

Cash Requirements from Contractual Obligations

Leases

We lease nearly all of our retail and outlet locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. Refer to Note 8—Leases in the condensed consolidated financial statements for further information on our lease arrangements, including the maturities of our lease liabilities.

Most lease arrangements provide us with the option to renew the leases at defined terms. The table presenting the maturities of our lease liabilities included in Note 8—Leases in the condensed consolidated financial statements includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts presented therein do not include future lease payments under leases that have not commenced or estimated contingent rent due under leases.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 49

Asset Based Credit Facility

Refer to Note 9—Credit Facilities and Convertible Senior Notes in the condensed consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

Term Loan

Refer to Note 9—Credit Facilities and Convertible Senior Notes in the condensed consolidated financial statements for further information on our Term Loan.

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

On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). We did not repurchase any shares of our common stock under the Share Repurchase Program during the nine months ended November 1, 2025. As of November 1, 2025, $201 million remains available for future share repurchases under the Share Repurchase Program.

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

50 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Interest Rate Risk

As described in our 2024 Form 10-K and in Note 9—Credit Facilities and Convertible Senior Notes of the condensed consolidated financial statements herein, we are subject to interest rate risk in connection with borrowings under the ABL Credit Agreement and the Term Loan Credit Agreement, as amended, since such borrowings bear interest at variable rates. We may also incur additional indebtedness that bears interest at variable rates. In addition, the real estate loan held by our VIE also bears interest at variable rates. We are also subject to interest rate risk through interest income received on our cash and cash equivalent balances.

There have been no material changes in our market risk exposures or how those exposures are managed from the information disclosed in our 2024 Form 10-K.

PART I. FINANCIAL INFORMATION	2025 THIRD QUARTER FORM 10-Q | 51

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 1, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during our most recent fiscal quarter ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

52 | 2025 THIRD QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

PART II. OTHER INFORMATION	2025 THIRD QUARTER FORM 10-Q | 53

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended November 1, 2025, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(2)
				(in millions)
August 3, 2025 to August 30, 2025	—	$—	—	$201
August 31, 2025 to October 4, 2025	3,406	$230.51	—	$201
October 5, 2025 to November 1, 2025	—	$—	—	$201
Total	3,406		—
(1)	Includes shares withheld from delivery to satisfy tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under the Plans.
(2)	Reflects the dollar value of shares that may yet be repurchased under our Share Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1

During the three months ended November 1, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

54 | 2025 THIRD QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X

PART II. OTHER INFORMATION	2025 THIRD QUARTER FORM 10-Q | 55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 11, 2025	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 11, 2025	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: December 11, 2025	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

5

56 | 2025 THIRD QUARTER FORM 10-Q	SIGNATURES