Form 10-K
period 2026-01-31
RH
filed 2026-04-01
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

As of August 1, 2025, the last business day of the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $3,061,262,360. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 27, 2026, 18,834,576 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2026.

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

We are subject to risks related to our reliance upon independent third-party transportation providers for the majority of our product shipments.

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

Compliance with laws, including laws relating to our business activities outside of the United States, may be costly or otherwise adversely affect the way we do business.

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

Our operations are subject to risks of natural or man-made disasters, acts of war, terrorism, geopolitical uncertainty or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

iv | FORM 10-K	SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

PART I

ITEM 1.     BUSINESS

Overview

RH (collectively, “we,” “us,” or the “Company”) is a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada and Europe, and we have an integrated RH Hospitality experience in 25 of our Design Gallery locations, which includes restaurants and wine bars.

Key Value-Driving Strategies

In order to achieve our long-term strategies of product transformation, platform expansion and cash generation as well as drive growth across our business, we are focused on the following key strategies and business initiatives:

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and we believe their desirability and exclusivity have enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH Teen and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Beginning with the mailing of our RH Interiors Sourcebook in the fall of 2023 and with additional Sourcebook mailings throughout 2024 and 2025, we have introduced the most prolific collection of new products in our history, which will continue with the spring 2026 launch of RH Estates, featuring RH Bespoke furniture and RH Couture upholstery.

Gallery Transformation. Our products are elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market in the United States and Canada will unlock the value of our vast assortment, generating an expected total annual revenue opportunity of $5 to $6 billion. We believe we can increase our sales by continuing to transform our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into many of the new Design Galleries that we open in the future, which we believe further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

Brand Elevation. Our strategy is to move the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of Products, Places, Services and Spaces that establishes the RH brand as a global thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of the RH Guesthouse New York in September 2022 and are in the process of constructing our second RH Guesthouse in Aspen. In June 2023, we opened RH England, The Gallery at the Historic Aynho Park, a 400-year-old landmark estate representing one of the most inspiring and immersive physical expressions of the brand. RH England marked the beginning of our global expansion beyond North America. Additionally, we offer bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH One & RH Two, our private jets; and RH Three, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose both new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

PART I	FORM 10-K | 1

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal and that global expansion will provide RH with a substantial opportunity to build a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive global environment is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform and brand strength of RH. As such, we are actively pursuing the expansion of the RH brand globally, which began with the opening of RH England, RH Munich and RH Düsseldorf in 2023, followed by the opening of RH Brussels and RH Madrid in 2024. In September 2025, we opened RH Paris, The Gallery on the Champs-Élysées, located just off the Avenue Montaigne, which stands at the global epicenter of fashion and luxury. We believe the opening of RH Paris marks a major step forward in the European expansion of our business. In 2026, we expect to open RH Milan, The Gallery on Corso Venezia, and RH London, The Gallery in Mayfair, which we believe will be inspiring spaces that celebrate the heritage of the historic structures and integrate full expressions of our hospitality experiences. In addition, we plan to open RH Sydney, The Gallery in Double Bay, in Australia in the coming years.

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally, our multiyear effort began with the reimagination of our RH Center of Innovation to incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation. Externally, our strategy comes to life digitally through The World of RH, an online portal where customers can explore and be inspired by the depth and dimension of our brand. We expect to continue to elevate the customer experience on The World of RH with further enhancements to content, navigation and search functionality. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be. We have made meaningful investments to elevate and differentiate our online experience in 2025, and we expect to continue investing in these initiatives in 2026.

Products and Product Development

We have positioned RH as a lifestyle brand and design authority by offering expansive merchandise assortments. We are a merchant of luxury home furnishings, and our products embody our design aesthetic and reflect inspiration from across the centuries and around the globe.

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

Our proprietary product development platform enhances our ability to introduce more new products with each collection. In addition, our product development platform, sourcing capabilities and significant scale enable us to reduce our product costs.

Sales Channels

We distribute our products through a fully integrated sales platform comprising our retail locations, including RH Galleries, RH Interior Design Studios and Waterworks Showrooms, in addition to our websites, Sourcebooks, Trade, Contract and Outlets. We believe the level of integration among all of our channels and our approach to the market distinguish us from other retailers. We encourage our customers to shop across our channels, which complement one another, and have aligned our business and internal organization to be channel agnostic.

2 | FORM 10-K	PART I

Retail Locations

As of January 31, 2026, our retail locations comprise RH Galleries, an RH Interior Design Studio and Waterworks Showrooms:

		AVERAGE SELLING
	COUNT	SQUARE FOOTAGE(1)
RH
North America
Design Galleries(2)	39	32,600
Legacy Galleries	25	7,700
Outdoor Galleries	2	3,400
Modern Gallery	1	12,800
Baby & Child Gallery	1	2,400
Interior Design Studio	1	3,000
Total RH retail locations—North America	69
Europe Design Galleries	6	21,900
Total RH retail locations	75
Waterworks Showrooms	14	4,400
Total retail locations	89
(1)	Calculated based on total selling square footage divided by total locations. Selling square footage is retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Selling square footage excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purposes, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.
(2)	We have an integrated RH Hospitality experience in 25 of our Design Galleries and in our one RH Guesthouse.

Our Galleries reinforce our luxury brand aesthetic and are highly differentiated from other home furnishings retailers. We have revolutionized the customer experience by showcasing products in a sophisticated lifestyle setting, consistent with the imagery and product presentation featured within our websites and Sourcebooks. Products in our Galleries are presented in fully appointed rooms, emphasizing collections over individual pieces. This presentation inspires our customers to consider purchasing a full collection of products to replicate the design aesthetic experienced in our Galleries, Sourcebooks or online.

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

We believe our integrated RH Hospitality experience, which includes restaurants and wine bars, has created a unique retail experience that cannot be replicated online, and that the addition of hospitality offerings drives incremental sales of home furnishings in these Galleries. We plan to incorporate hospitality into many of the new Galleries that we open in the future.

We have identified key learnings from our real estate transformation strategy that have supported the development of a multi-tier market approach described below that we believe will optimize both market share and return on invested capital.

PART I	FORM 10-K | 3

First, we have strategically designed our Design Galleries as innovative and adaptable formats, allowing us to accelerate the introduction of our disruptive product assortments and immersive retail experiences into the market. We will continue to refine and evolve these formats based on key insights from recent openings, such as RH Palo Alto, RH Newport Beach, RH Montreal and RH Detroit. Most Design Galleries encompass approximately 30,000 to 50,000 square feet of selling space, seamlessly integrating our hospitality offerings while showcasing our product collections across multiple categories. These Galleries also house interior design offices and presentation rooms where our designers collaborate with customers to bring their projects to life. Additionally, we plan to introduce RH Design Compounds in 2026, which consist of six to eight independent buildings connected by beautifully landscaped garden courtyards, with a sun filled atrium restaurant anchoring the project. We are currently developing RH Design Compounds in Naples and Miami, Florida and Walnut Creek, California.

Second, we will continue to develop and open larger bespoke Design Galleries in the top metropolitan markets, similar to those we opened in New York, Chicago and San Francisco. These iconic locations reinforce our long-term competitive advantage and establish a market presence that we believe is difficult to replicate. We opened our first bespoke international location, RH England, The Gallery at the Historic Aynho Park, in June 2023, and our second bespoke international location, RH Paris, The Gallery on the Champs-Élysées, in September 2025. In 2026, we expect to further expand this concept across the United States and Europe, including with the planned openings of RH Milan, The Gallery on Corso Venezia, and RH London, The Gallery in Mayfair.

Third, we will continue to open smaller scale Design Galleries and bespoke Design Galleries in neighborhoods, towns and small cities where the wealthy and affluent live, visit and vacation. These locations are thoughtfully tailored to reflect the local culture and are proportionate to each market’s potential. Examples include RH Yountville and RH Montecito, along with a forthcoming opening in Aspen.

Additionally, we debuted our first Interior Design Studio in Palm Desert, California, in December 2024. In certain markets we are creating ecosystems, a multi-building brand presence on a street, in a neighborhood, design district or shopping center, such as in Greenwich, Palm Desert and Los Angeles.

The pace of our Gallery openings is influenced by multiple factors, including market conditions and strategic priorities. We also continue to extend our international footprint, with agreements in place for Design Galleries in select markets outside North America, including the United Kingdom, Italy and Australia. This global expansion aligns with our broader vision of establishing RH as a leading luxury lifestyle brand worldwide.

4 | FORM 10-K	PART I

Our retail location square footage metrics and activity were as follows:

	YEAR ENDED
	JANUARY 31,		FEBRUARY 1,
	2026		2025
		TOTAL		TOTAL
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of fiscal year	83	1,527	84	1,378
RH Design Galleries
Detroit	1	40.9	—	—
Oklahoma City	1	31.1	—	—
Montreal	1	31.1	—	—
San Diego	1	20.0	—	—
Manhasset	1	16.6	—	—
Paris	1	14.3	—	—
Pittsburgh	1	8.4	—	—
Newport Beach	—	—	1	60.1
Raleigh	—	—	1	37.6
Cleveland	—	—	1	33.1
Palo Alto	—	—	1	32.5
Brussels	—	—	1	27.7
Madrid	—	—	1	8.3
Montecito	—	—	1	4.8
RH Legacy Galleries
San Diego	(1)	(6.2)	—	—
Detroit	(1)	(2.7)	—	—
Plano	—	—	(1)	(9.6)
Costa Mesa	—	—	(1)	(7.9)
Cleveland	—	—	(1)	(7.1)
Newport Beach	—	—	(1)	(7.0)
Mission Viejo	—	—	(1)	(6.9)
Santa Barbara	—	—	(1)	(6.9)
Palo Alto	—	—	(1)	(6.1)
Raleigh	—	—	(1)	(4.7)
RH Outdoor Galleries
Greenwich	1	4.2	—	—
East Hampton	1	2.6	—	—
RH Baby & Child and Teen Galleries
Greenwich	(1)	(4.2)	—	—
Corte Madera	—	—	(1)	(1.8)
RH Interior Design Studio
Palm Desert	—	—	1	3.0
Waterworks Showroom
New York (remodel)	—	4.0	—	—
Dallas (remodel)	—	2.4	—	—
End of fiscal year	89	1,690	83	1,527
Total square footage at end of period(2)		2,316		2,097
(1)	Represents retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Includes approximately 130,000 square feet as of fiscal 2025 related to four owned retail locations and approximately 89,000 square feet related to three owned retail locations as of fiscal 2024.

(2)	Includes approximately 198,000 square feet as of fiscal 2025 related to four owned retail locations and approximately 142,000 square feet related to three owned retail locations as of fiscal 2024.

PART I	FORM 10-K | 5

Weighted-average square footage and selling square footage are calculated based on the number of days a retail location was open during the period divided by the total number of days in the period, and were as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
Weighted-average square footage	2,184	2,007
Weighted-average selling square footage	1,593	1,458

In addition to the retail locations, we operate one RH Guesthouse with approximately 13,800 selling square feet.

The following list shows the number of retail locations in each U.S. state and foreign country where we operate as of January 31, 2026:

LOCATION	COUNT	LOCATION	COUNT	LOCATION	COUNT
Alabama	1	Michigan	1	Utah	1
Arizona	2	Minnesota	1	Virginia	2
California	17	Missouri	1	Washington	1
Colorado	2	Nevada	1	District of Columbia	1
Connecticut	3	New Jersey	2	Belgium	1
Florida	6	New York	6	Canada	5
Georgia	2	North Carolina	2	France	1
Illinois	3	Ohio	3	Germany	2
Indiana	1	Oklahoma	2	Spain	1
Kansas	1	Oregon	1	United Kingdom(1)	2
Louisiana	1	Pennsylvania	3
Maryland	1	Tennessee	1
Massachusetts	2	Texas	6	Total	89
(1)	Includes an RH Design Gallery and a Waterworks Showroom.

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

The RH websites also offer room-based navigation, which allows the customer to envision and shop items by room or by product, expanding on the richness of the online experience. Customers can search the websites for products by size or color, browse our extensive product categories and see detailed information about each item and collection, such as dimensions, materials and care instructions. Additionally, customers can select swatches and view merchandise displayed with different color, finish and material options.

6 | FORM 10-K	PART I

Sourcebooks

We produce a series of catalogs, which we refer to as Sourcebooks, to showcase our merchandise assortment. Our Sourcebooks include RH Interiors, RH Modern, RH Outdoor, and RH Baby & Child and RH Teen. Our Sourcebooks are one of our primary branding and advertising vehicles. We have found that merchandise assortments displayed in our Sourcebooks contribute to increased sales of those products across all of our channels. As in our Galleries, our Sourcebooks present our merchandise in lifestyle settings that reflect our unique design aesthetic. Our Sourcebooks also feature profiles of select artisan vendors and other compelling editorial content regarding home décor. All creative work on our Sourcebooks is coordinated in-house in our RH Center of Innovation, providing us with greater control over the brand image presented to our customers, while also reducing our Sourcebook production costs.

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

Trade and Contract

In the Trade channel, we work directly with residential interior designers and decorators purchasing products for their customers’ residential projects. We also sell directly to consumers who make purchases with the assistance of their residential interior designer or decorator. Our Contract channel supplies products to large-scale, luxury hospitality, commercial and residential development projects globally, working directly with hotel ownership groups and brands, commercial property owners, single-family and multi-family builders and developers and their ecosystem of architecture, interior design and purchasing business partners. These channels enable us to reach new business customers and the consumers they influence.

Outlet Stores

Our outlet stores are branded as RH Outlet or Restoration Hardware Outlet and are typically located in outlet malls, power centers, and freestanding locations. Our outlet stores serve as a key part of our reverse logistics platform and provide an efficient means to sell primarily returned merchandise and, to a lesser extent, discontinued and overstock merchandise outside of our core sales channels. As of January 31, 2026, we operated 44 outlet stores, including one outlet location in the United Kingdom.

Marketing and Advertising

Our Galleries, websites and Sourcebooks are the primary branding and advertising vehicles for the RH brand. In addition, we employ a variety of marketing and advertising techniques to drive customer traffic across all our channels, strengthen and reinforce our brand image and acquire new customers. These include targeted Sourcebook circulation, email communications, promotional mailings, print advertisements, and public relations activities and events. We use our customer database to tailor our programs and increase the efficiency of our marketing and promotional initiatives. We leverage our marketing and advertising expenses across all our channels as we seek to optimize the efficiency of our investments. Additionally, we operate certain brand-elevating assets that also serve as advertising vehicles for the RH brand, including RH Guesthouse New York; RH England, The Gallery at the Historic Aynho Park; RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH One & RH Two, our private jets available for charter; and RH Three, our luxury yacht available for charter.

PART I	FORM 10-K | 7

The highly differentiated design aesthetic and environment of our Galleries drive customer traffic not only to our physical spaces but also to our websites. Our Sourcebooks and targeted emails further reinforce the RH brand image and drive sales across all of our channels. We also participate in a wide range of other marketing, promotional and public relations activities. These campaigns include media coverage in design, lifestyle, culture/society and specialty publications, as well as events related to new Gallery openings. In addition, we engage in global print advertising across brand-relevant publications, including US titles such as Architectural Digest, ELLE Decor, Veranda, Town & Country, T: The New York Times Style Magazine, LUXE Interiors + Design, C Magazine, Galerie Magazine and Modern Luxury; UK titles such as The World of Interiors, Wallpaper*, ELLE Decoration UK, House & Garden and Financial Times HTSI; and leading European editions of Architectural Digest and Elle Decoration, among other international luxury, lifestyle and design titles.

RH Members Program

The RH Members Program reimagines and simplifies the shopping experience. For an annual fee, the RH Members Program provides a set discount every day on products available on the RH platform, in addition to other benefits, including complimentary design services through the RH Interior Design program and eligibility for preferred financing plans on the RH Credit Card. The RH Members Program excludes purchases through Outlets, Trade, Contract and Hospitality, as well as directly from Waterworks. The RH Members Program allows our customers to shop for what they want when they want and receive the greatest value, which has resulted in orders and sales being more evenly distributed throughout the year. During fiscal 2025, our members drove approximately 97% of sales in our core RH business, and we had approximately 262,000 members at year-end. We believe our membership model enhances the customer experience, renders our brand more valuable, improves operational execution and reduces costs.

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

In fiscal 2025, we sourced 76% of our purchase dollar volume from 28 vendors, and one vendor accounted for 14% of our purchase dollar volume. Based on total dollar volume of purchases for fiscal 2025, 69% of our products were sourced from Asia, including 39% from Vietnam, 13% from China and the remainder predominantly from Indonesia and India, 21% from North America, including 13% from the United States, as well as 10% from Europe and other countries. In addition, we operate a manufacturing facility in North Carolina that produces a number of our upholstery collections.

Distribution and Delivery

We manage the distribution and delivery of our products through our distribution centers. We currently operate four distribution centers servicing RH products, which are located strategically in markets throughout the United States. We have one distribution center in the United States servicing Waterworks products. In addition, we have one third-party distribution center in Europe and continue to develop our supply chain strategy in connection with our global expansion.

We operate portions of our home delivery services in 29 key markets to leverage operating costs and improve our customers’ delivery experience, while reducing returns and damage to our products. We offer a white glove home delivery service for our larger merchandise and furniture categories, where third-party personnel deliver smaller items to the location of our customers’ choice. We believe we have dramatically enhanced the customer experience while reducing return rates, damages and deliveries per order by enhancing the quality of our delivery providers through metric-based accountability standards.

We believe our supply chain and fulfillment operations allow us to manage customer orders and distribute merchandise to our customers in an efficient and cost-effective manner, and we continue to identify opportunities to improve the delivery of our products.

8 | FORM 10-K	PART I

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

We compete with a number of home furnishings retailers, including regional, national and international businesses, as well as new market participants that operate predominantly online. We also compete with the interior design trade and specialty stores, as well as antiques dealers and other merchants that provide unique items and custom-designed products at higher price points. Many of our competitors seek to compete with us by offering products that are similar to our merchandise at lower price points. Certain of our competitors are larger and have greater financial, marketing and other resources than us. However, many smaller specialty retailers may lack the financial resources, infrastructure, scale and brand identity necessary to compete effectively with us.

Our People

RH is led by our vision and guided by our values and beliefs that define our culture, inform our decisions and drive our long-term strategy. As a vision-led organization, we are committed to our values—People, Quality, Service and Innovation—which are brought to life every day through the actions and behavior of our team members. Our unique culture is reflected in everything we do. Our success and long-term growth are centered on the alignment to these values across every part of the organization.

We are an equal opportunity employer committed to meritocratic hiring and performance-based advancement. Our objective is to ensure the right person is in every role. We believe that we drive performance and innovation through teams made up of diverse skills, experiences and perspectives that are aligned with our culture, values and business needs. Our distinctive culture continues to attract exceptional talent who share our values.

Equity and fairness are fundamental to who we are. We maintain a strict non-discrimination policy that governs all aspects of employment, including recruitment, hiring, training, promotion, compensation, job assignments, benefits, transfers, discipline and separation.

We are committed to maintaining the highest standards to ensure the safety, health and well-being of our team members and guests across every environment. These expectations extend to our partners and vendors, who are held to the same standards through our Product Partner Code of Conduct, available on the Investor Relations section of our website at ir.rh.com under “Governance—Environmental, Social & Governance.”

Certain headcount data was as follows:

	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(approximate)
Total team members(1)	7,230	6,340	5,960
Retail and Outlet team members	2,400	2,290	2,210
Hospitality team members	2,420	1,880	1,520
Part-time team members	720	650	630
(1)	None of our team members are represented by a union, and we have had no labor-related work stoppages.

PART I	FORM 10-K | 9

Intellectual Property

The “RH,” “Restoration Hardware,” “RH Interiors,” “RH Contemporary,” “RH Modern,” “RH Outdoor,” “RH Baby & Child,” “RH Teen,” “RH Beach House,” “RH Ski House,” “RH Rugs,” “RH Guesthouse,” “The World of RH” and “Waterworks” trademarks, among others, are registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the trademark registries of several foreign countries. Each of our trademark registrations is perpetually renewable provided that we use or continue to use the trademarks in commerce in the particular geographic market and for the goods or services covered by the registration. In addition, we own many domain names, including rh.com, restorationhardware.com, rhmodern.rh.com, rhbabyandchild.rh.com, rhteen.rh.com, rhbeachhouse.com, rhskihouse.com, rhguesthouse.com, waterworks.com and others that include our trademarks. These domain names are perpetually renewable. We also own design patent registrations for some of our product designs and own copyright registrations for our Sourcebooks and website, which cover our photographs within those works.

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

Fluctuation in Quarterly Results

Our quarterly results vary depending upon a variety of factors, including changes in our product offerings and the introduction of new merchandise assortments and categories, changes in retail locations, the timing of Sourcebook releases, and the extent of our realization of the costs and benefits of our numerous strategic initiatives, among other things. For example, we have historically experienced some seasonality in our business trends as our sales are typically higher in the second fiscal quarter, which correlates with a peak selling season for outdoor furniture and accessories. As a result of these factors, our working capital requirements and demands may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.

Corporate Information

We formed our company as a Delaware corporation on August 18, 2011. On November 7, 2012, we completed our initial public offering. On December 15, 2016, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change our name to “RH,” effective January 1, 2017.

Regulation and Legislation

We are subject to numerous regulations, including laws and regulations governing labor and employment laws, customs, truth in advertising, consumer protection, privacy, safety, real estate, environmental and zoning and occupancy, and other laws and regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of our retail and hospitality locations, outlets and supply chain facilities, in the United States and other international locations in which we operate presently or plan to in the future, as well as in jurisdictions from which we source our products. We believe we are in material compliance with laws applicable to our business.

Where You Can Find More Information

We are required to file or furnish annual, quarterly and current reports, proxy statements and other information as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, who file electronically with the SEC at sec.gov. We maintain public internet sites at rh.com and restorationhardware.com and make available, free of charge, through these sites our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The charters for our Board of Directors’ Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct, our Corporate Governance Guidelines and Code of Ethics for our Chief Executive Officer and Senior Financial Officers and other related materials, including press releases and other information about financial performance, are available on our websites. We may use our websites as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information on our websites is not part of this Annual Report.

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

We are undertaking a large number of new business initiatives at the same time, including efforts to expand our business through (i) international expansion, (ii) product transformation and platform expansion, and (iii) new business initiatives, such as real estate development and the expansion of RH Hospitality, including by constructing our second RH Guesthouse in Aspen.

We opened RH England in June 2023, RH Munich and RH Düsseldorf in November 2023, RH Brussels in March 2024, RH Madrid in June 2024 and RH Paris in September 2025. We have introduced a number of new product categories such as RH Modern, expanded the RH Hospitality offering, which includes integrated restaurants and wine bars in a number of our Galleries and in our Guesthouse, and also expanded our platform with the opening of our first freestanding RH Interior Design Studio. We are also developing additional product categories, including the planned launch of RH Estates in 2026, and are investing in other new business initiatives, including business acquisitions and investments in joint ventures, such as those related to real estate development projects.

We can provide no assurances that customers will respond favorably to, or that we will successfully execute on, such business initiatives or that we will be successful in expanding our operations into any new geographies, businesses, product lines and platforms.

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

As of January 31, 2026, we have an integrated RH Hospitality experience in 25 of our Gallery locations, including restaurants and wine bars, and based on the success of our hospitality offering to date, we plan to incorporate an integrated RH Hospitality offering in many of the new Galleries that we open in the future. In addition, we have one RH Guesthouse in New York and are constructing our second RH Guesthouse in Aspen. Although we have experienced a number of positive business outcomes from the RH Hospitality operations, there can be no assurance that these benefits will be sustained, that we will avoid operational or other complications from the hospitality business or that new aspects of our hospitality offering such as the launch of Guesthouses will be successful.

PART I	FORM 10-K | 11

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

We have experienced significant fluctuations in the growth of our business in the past and may continue to experience wide fluctuations in our quarterly performance. We are currently engaged in a number of growth initiatives, including investments to elevate our brand, transform our products, expand our platform and improve our customer experience. There can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties that may have a material negative impact on our growth and profitability. In addition, these initiatives may have near-term material negative impacts on our growth and profitability as we incur costs or pursue strategies that may not contribute to our profits and margins until future periods, if at all. Some factors affecting our business, including macroeconomic conditions, geopolitical uncertainty and government policies, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the global economic environment. For example, we believe that the pandemic and the resulting trends in housing and consumption patterns drove increased demand in our business during a substantial portion of the pandemic, while the demand for home furnishings has since decreased as consumer demand has shifted into other areas such as travel and leisure. In addition, our rates of revenue growth have sharply fluctuated from quarter-to-quarter and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue growth, including the overall economic and general retail sales environment as well as factors affecting the housing market, such as high interest rates and mortgage rates, housing prices, the pace of housing construction, secondary market transactions in the housing market and other activities in the housing sector.

Due to these kinds of factors, our results for any particular quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. Our results of operations may also vary relative to corresponding periods in prior years. We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and cannot be relied upon as indicators of future performance. We cannot assure you that we will succeed in offsetting any increases in our expenses with improved efficiency or price increases for our products and services or that cost increases associated with our business will not have a material adverse effect on our financial condition or results of operations.

12 | FORM 10-K	PART I

Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us may significantly affect our revenue and results of operations.

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

We must successfully manage our supply chain and vendors in order to produce sufficient quantities of products that our customers wish to purchase in a timely manner. We must manage our inventory levels, including predicting the appropriate levels and type of inventory to stock within each of our distribution centers, such that our “in stock” position in merchandise correlates well to consumer demand and expected delivery times. Because much of our merchandise requires that we provide vendors with significant ordering lead times, often before market factors are known, we may not be able to source sufficient inventory to meet demand if our products prove more popular than anticipated. Various business conditions and operational initiatives, such as the launch of new products and changes in the global supply chain, require us to establish new vendor relationships and supply chain operations, which may expose us to new counterparty, regulatory, market or other risks. We have experienced periods in which some of our vendors were not able to meet customer demand for certain products resulting in significant backorders for goods, higher rates of cancellation on orders in process and, in some instances, loss of customer sales when orders could not be completed in a timely manner. We have also experienced periods in which we had excess inventory. If we are unable to accurately predict and track demand for our products and have excess inventory as a result, we may be required to mark down the price of certain products in order to sell such inventory or we may be required to sell such inventory through our outlet stores. We expect these factors to continue from time to time as we add new product assortments and new merchandise categories into our business and the high-end home furnishings market fluctuates.

PART I	FORM 10-K | 13

Merchandise purchased from our vendors that is defective or otherwise does not meet our product quality standards could damage our reputation and brand image and harm our business, and we may not have adequate remedies against our vendors for such merchandise.

From time to time, some of our merchandise has failed to meet our expectations and objectives concerning quality. Our emphasis on merchandise quality is increasing as we strive to elevate our brand. In recent periods we have recalled products due to quality or other issues and may recall others in the future. Despite our ongoing efforts to improve customer satisfaction, we may fail to maintain the level of quality for some of our products that is necessary to satisfy our customers. For example, our vendors may not adhere to our quality control standards, and we may not identify a quality deficiency before merchandise ships to our customers. Similarly, our merchandise may be damaged by vendors during transportation, delivery or installation, which could be viewed as a quality issue by our customers. Failure to supply our customers with high-quality merchandise in a timely and effective manner, additional product recalls, or any perception that we are not maintaining adequate sourcing and quality control processes could damage our reputation and brand image and lead to an increase in product returns, exchanges or customer litigation (including class-action lawsuits), increasing routine and non-routine litigation costs. In addition, social media may magnify any harm to our business, reputation and brand image. We are continually changing many aspects of our business processes, including improving product quality and enhancing sourcing and product availability, which may complicate our supply chain and quality control processes and result in quality issues or product recalls. Even if we detect that merchandise is defective or otherwise not in compliance with our product quality standards, we may not be able to return such products to the vendor or obtain a refund or other indemnification from the vendor. The limited capacities of certain of our vendors may constrain the ability of such vendors to replace any defective merchandise in a timely manner. Similarly, the limited capitalization and liquidity of certain of our vendors and their lack of insurance coverage for product recall claims may result in such vendors being unable to refund our purchase price or pay applicable penalties or damages associated with any such defects or resulting product recalls. Any of the foregoing risks, if realized, could have a material adverse effect on our business, reputation and brand image.

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

As a luxury brand, we rely on a number of initiatives to sustain our image and to promote our products in the marketplace. Our physical retailing presence, primarily in the form of our Galleries, is one of the most important initiatives that we use to display our product offerings. We also use our website and other digital efforts, as well as our Sourcebooks, to showcase a larger portion of our assortment. We continue to adjust and refine our strategy based on a variety of factors, including the success of the various initiatives that we adopt. Expenditures on our Sourcebook strategy have historically represented a substantial portion of our expense in advertising and promoting our business. We have in the past and may in the future adjust our strategies with respect to the use of Sourcebooks, including the frequency and scope of mailings, the format of the Sourcebooks and the use of Sourcebooks as an advertising and promotional tool, including with respect to prospecting for new customers. There can be no assurance that we will be successful as we make changes to optimize our Sourcebook strategy. Future increases in shipping rates, paper costs or printing costs would have a negative impact on our results of operations to the extent that we are unable to offset such increases through increased sales or by raising prices, by implementing more efficient printing, mailing, delivery and order fulfillment systems, or by using alternative direct-mail formats.

14 | FORM 10-K	PART I

Competition in the home furnishings sector may adversely affect our future financial performance.

The home furnishings sector is highly competitive. We compete with a number of other home furnishing retailers, including national and regional businesses, as well as new market participants. We also compete with the interior design trade and specialty stores, as well as antiques dealers and other merchants that provide unique items and custom-designed products. We will face new competitors as we expand our business into new geographic markets. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. There are an increasing number of online and digital-centric business models in the home furnishings sector and the impact of these competitors on other home furnishing businesses is uncertain. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive expansion, competitive pricing, different approaches to advertising and marketing, and expansion into markets where we currently operate. Competition from any of these sources could cause us to lose market share, revenues and customers, increase expenditures, divert resources to new or responsive business initiatives and slow the rate of our growth and adversely affect our business and results of operations. There can be no assurance that such competitors will not be more successful than us, based on imitation of our products or strategies or through other competitive initiatives, or that we will be able to continue to maintain a leadership position in style and innovation or product position in the future. Many of our competitors seek to compete with us by offering products that are similar to our merchandise at lower price points. Some of our competitors have taken an aggressive approach to expansion of operations and introducing new stores and products that compete with our business. To the extent that we do not respond effectively to these and other sources of competition to our business, we may lose market share to our competitors and suffer negative consequences to our business and results of operations.

We are subject to risks associated with our dependence on foreign manufacturing and imports for our merchandise.

Based on total dollar volume of purchases for fiscal 2025, 69% of our products were sourced from Asia, including 39% from Vietnam, 13% from China and the remainder predominantly from Indonesia and India, 21% from North America, including 13% from the United States, as well as 10% from Europe and other countries. In addition, some of the merchandise we purchase from vendors in the United States also depends, in whole or in part, on vendors located outside the United States. As a result, our business highly depends on global trade, as well as any trade and other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones, and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. In addition, we face risks related to the ability of our vendors to scale their operations, whether in connection with new products we introduce, or new production manufacturing locations added to our supply chain, which in some cases would require substantial ongoing investments to support additional capacity. In addition, we have previously encountered difficulties in the ability of our vendors to scale production commensurate with demand from our customers. While we rely on long-term relationships with many of our vendors, we do not rely on long-term contracts with our vendors and generally transact business with them on an order-by-order basis.

PART I	FORM 10-K | 15

Many of our imported products are subject to existing duties, tariffs and other similar trade restrictions that may limit the quantity or affect the price of some types of goods that we import into the United States, United Kingdom, Canada and Europe. We typically seek to reduce our exposures to any anti-dumping duties by minimizing our sourcing of products from countries where anti-dumping duties apply, however, such duties may apply to our products in the future, which in turn may cause us to reconsider sourcing certain targeted product groupings. In addition, substantial legal and regulatory uncertainty exists regarding international trade relations and trade policy. Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. Throughout 2025, the U.S. government implemented multiple new tariff measures under various authorities, including the International Emergency Economic Powers Act (“IEEPA”) and Section 232 of the Trade Expansion Act of 1962, many of which were announced, modified, suspended, or reinstated with limited notice. These 2025 U.S. tariff actions included broad “reciprocal” tariff measures affecting imports from most countries and new Section 232 tariffs targeting wood and wood-containing furniture products. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. Following the U.S. Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. An introduction of new duties, tariffs, quotas or other similar trade restrictions, or increases in existing duties or tariff rates, on products imported into the United States, United Kingdom, Canada and Europe, whether actual, pending or threatened, may have a negative impact on our results of operations. Significant uncertainty exists as to whether and when tariffs may be reduced or imposed, and what countries may be implicated. Given that we cannot reasonably predict the timing or outcomes of trade actions by the U.S. government or other countries, the impact of such actions on our business and results of operations remains uncertain. Additionally, such uncertainties, even if not directly applicable to our imported products, may have a negative influence on the domestic and international economy generally and indirectly reduce market demand for our products.

Recent events and geopolitical developments have resulted in substantial regulatory uncertainty regarding international trade and trade policy, which has led to market volatility. For example, the U.S. presidential administration and members of the U.S. Congress have called for substantial changes to tax policies, including the possible implementation of a border tax. Although a comprehensive border tax has not been enacted, the current and prior U.S. presidential administrations have raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the introduction of new or increased import duties or tariffs with respect to products from a number of different countries. The United States has imposed or proposed the imposition of new tariffs on products imported into the United States from a number of countries, including but not limited to China, Mexico, Canada and other countries, and may continue to modify, expand or increase such tariffs in the future. The review of the United States-Mexico-Canada Agreement (USMCA) in 2026 by the parties to the agreement may also result in changes to U.S., Canada and Mexico trade, tariffs, and preferential treatment between the three countries. A significant subset of our products sourced from Asia has been affected by increased tariffs imposed in 2018, 2019 and 2025 and may be subject to further increased tariffs. Additionally, during 2025, tariffs on certain Chinese-origin goods were significantly increased before being partially suspended under short-term bilateral frameworks, creating further volatility and uncertainty. We rely upon vendors outside of the United States for the substantial majority of our products. As a result, the possible implementation of a border tax or new or increased tariffs could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products outside the United States, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively affect our results of operations. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our vendors seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. Customs and Border Protection or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain merchandise. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results. This risk has increased as a result of 2025 U.S. tariff measures that rely heavily on product-specific harmonized tariff schedule (“HTS”) classifications, including the new Section 232 tariffs applicable to certain wooden kitchen cabinets, vanities, and upholstered wooden furniture.

16 | FORM 10-K	PART I

In addition, the U.S. Government has imposed import restrictions under the Withhold Release Orders and under the Uyghur Forced Labor Prevention Act for goods such as cotton, aluminum, polysilicon, and other targeted input products originating or allegedly originating from the Xinjiang Uyghur Autonomous Region which may induce greater supply chain compliance costs and delays to us and to our vendors. We may not be able to anticipate the exact contours of tariffs and other burdens on global trade that become applicable and our efforts to respond to these circumstances may be inadequate. In particular, we may not be able to receive or sustain adequate pricing concessions from our vendors with respect to applicable tariffs and any applicable pricing increases that we seek to pass through to our customers may not be successful in achieving our objectives. Our sales may fall in response to any price increases, and our vendors may not be able to support the level of pricing concessions that we seek.

Our dependence on foreign imports makes us vulnerable to other risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our U.S. distribution centers; product quality control charges; trade restrictions, including without limitation trade sanctions and the loss of “most favored nation” trading status by our foreign trading partners with the United States; work stoppages, including without limitation as a result of events such as longshoremen strikes; transportation issues and other delays in shipments, including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, United Kingdom or Europe; freight cost increases; political unrest; foreign government regulations; increased labor costs and other similar factors that might affect the operations of our vendors in or transacting with third parties in specific countries, such as China, Russia, Venezuela, Ukraine and the Middle East; and other restrictions resulting from geopolitical tensions. Increased port congestion and heightened inspection protocols associated with tariff enforcement actions could further contribute to supply chain delays. In addition to tariffs and import restrictions, evolving U.S. and international sanctions and export control regimes may restrict transactions with certain countries, entities, vessels, or financial institutions used in global trade, and could limit our ability or our vendors’ ability to procure inputs, arrange transportation, or receive payment, resulting in delays, increased compliance costs, or supply chain disruptions.

In addition, there is a risk of compliance violations by our vendors, which could lead to adverse consequences related to the failure of our vendors to adhere to applicable manufacturing requirements or other applicable rules or regulations. Any such noncompliance could have an adverse impact on our business and may result in product recalls, regulatory action, product liabilities, investigation by governmental agencies and other similar adverse consequences. Any failure by our vendors outside the United States to adhere to applicable legal requirements or our global compliance standards, such as fair labor standards and prohibitions on forced labor and child labor, could give rise to a range of adverse consequences, including supply chain disruption, potential liability, harm to our reputation and brand, and boycotts by consumers or special interest groups, any of which could negatively affect our business and results of operations.

Our growth strategy and performance depend on our ability to purchase quality merchandise in sufficient quantities at competitive prices, including products that are produced by artisans and specialty vendors. Any disruptions we experience in our ability to obtain quality products in a timely fashion or in the quantities required could have a material adverse effect on our business.

We purchase substantially all of our merchandise from a number of third-party vendors. Many such vendors are the sole sources for particular products, and we generally transact business with such vendors on an order-by-order basis without any long-term or other contractual assurances of continued supply, pricing or access to new products with our vendors. Therefore, we may be dependent on particular vendors that produce popular items, and any vendor could discontinue selling to us at any time. Any disruption affecting such vendors, whether due to regulatory action, labor shortages, geopolitical events, financial distress, or capacity constraints, among other factors, could materially disrupt the availability of specific products and adversely affect our sales and customer satisfaction. In addition, the expansion of our business into new markets or new product categories could put pressure on our ability to source sufficient quantities of our products from our vendors. In the event that one or more of our vendors is unable or unwilling to meet the quantity or quality of our product requirements, we may not be able to develop relationships with new vendors in a manner that is sufficient to supply the shortfall. We also may be required to develop such new vendor relationships in response to changes in our supply chain. Even if we do identify such new vendors, we may experience product shortages and customer backorders as we transition our product requirements to incorporate alternative suppliers.

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

We have in the past, and may in the future, pursue other models for the transformation of our real estate beyond a traditional leasing approach, including real estate development or joint venture models, or lease models where a substantial portion of the capital requirement is funded by the landlord. While these alternative models are designed to achieve superior financial returns compared to traditional real estate lease structures for a retail business, they may also expose us to a broader range of risks. For example, our real estate development model may create risks related to our ability to execute a successful sale-leaseback transaction. Similarly, joint venture arrangements, where we share development upside with third parties such as developers or landlords, may result in greater-than-anticipated capital funding requirements or lower financial returns than if we pursued our own real estate development model.

In fiscal 2020, we entered into equity method investments in connection with real estate development initiatives in Aspen, Colorado with a third-party real estate development partner (the “Aspen Development Partner”). The investments include properties that will be developed into retail locations, hospitality concepts, residential developments and workforce housing projects. We also plan to develop an ecosystem in Aspen, inclusive of an RH bespoke Design Gallery, Guesthouse and restaurants, which we are currently constructing. We plan to operate the RH branded businesses and be a real estate investor and partner for the remaining properties.

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

We are focused on sizing our assortments and our Galleries to the potential of the market by adjusting the square footage and number of Galleries on a geographic market-by-market basis. We plan to optimize our real estate by continuing to open larger square footage Galleries in key markets and relocating or closing selected Galleries in these or adjacent markets. In addition, we have developed alternative Design Gallery formats with varying sizes that are suited to many smaller and mid-sized North American markets, and we are testing this approach as we open new Galleries in different new locations. We intend to continue to open bespoke Design Galleries in important second home markets and larger bespoke Design Galleries in top domestic and international markets. We also expect to continue to open smaller Interior Design Studios in some new markets. When we introduce new Galleries in a particular market or make changes to or close existing Galleries, we must make a series of decisions regarding the size and location of new Galleries (or the existing Galleries slated to undergo changes or closure), the impact to our business of the change or closure on our other existing Galleries in the area, or being without a Gallery presence or “out of the market” in an area when we close a Gallery.

We have experienced delays in opening some new Galleries and may experience further delays in the future. We also have incurred higher than expected levels of capital and other expenditures associated with the opening of some of our new Gallery locations. In addition, construction costs and the price of construction materials have increased substantially in recent years. While we are adopting various measures to improve the efficiency and effectiveness of our real estate development efforts with respect to opening new Galleries, the strategies may not be effective or have the effects that we anticipate. Any of the above challenges or other similar impediments could delay or prevent us from completing store openings and adversely affect the return on investment that we target from these initiatives. To the extent that we experience delays in the opening of a store or cost overruns, our results of operations will be negatively affected as we could incur various costs during a delay without associated store revenue at such location and such delays and increased costs could affect our overall return on investment and profit goals for some locations. Unfavorable economic and business conditions and other events could also interfere with our plans to expand or modify store footprints. Changes in regulation or increases in building or construction costs, including with respect to the cost of building materials, could result in unanticipated increases in real estate development costs or delays in the completion of our real estate projects. Our failure to effectively address challenges such as those listed above could adversely affect our ability to successfully open new Galleries or change our store footprint in a timely and cost-effective manner and could have a material adverse effect on our business, results of operations and financial condition.

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

We are continually engaged in efforts to improve the quality of our customer experience as well as productivity and efficiency, which includes making changes to the way in which we operate our distribution centers, furniture home delivery centers and other aspects of our supply chain and customer delivery network. There can be no assurance, however, that any of these efforts will be successful or that we will not encounter additional difficulties in achieving higher levels of customer satisfaction.

20 | FORM 10-K	PART I

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

PART I	FORM 10-K | 21

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

We will have significant capital requirements for the operation of our business in the near term if we are to continue to pursue all of our current business initiatives. We have substantial capital requirements related to investments in our business, our real estate strategy, our international expansion, the development of new businesses and our significant number of concurrent initiatives. We have invested significant capital expenditures in remodeling and opening new Galleries, and these capital expenditures have increased in the past and may continue to increase in future periods as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. During fiscal 2025, our adjusted capital expenditures were $289 million in aggregate, net of cash related to landlord tenant allowances of $4.1 million. In addition, we also received tenant allowances under finance leases subsequent to lease commencement of $15 million, which are reflected as a reduction to principal payments under finance leases within financing activities on the consolidated statements of cash flows. We expect to continue to incur significant capital expenditures in respect of new Galleries and other initiatives in fiscal 2026, but the exact scope of our capital plans in future fiscal years, including fiscal 2026, will depend on a variety of factors such as the level of gross capital expenditures that we undertake in our business, the amount of any proceeds from the sale of assets and the way that our business performs. Our efforts to sell assets, including real estate, may not be successful, or the proceeds we receive from completed sales may not be successful in achieving the results we are seeking. Our capital expenditures in connection with our expansion plans and other investments may require us to rely significantly on our existing credit facilities and other sources of financing, which could increase our exposure to various risk, including the availability of adequate capital to fund our investments. We may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities.

22 | FORM 10-K	PART I

At various times we have elected to incur substantial levels of aggregate indebtedness in connection with our business, including in connection with our share repurchase program. Although we have previously been successful in reducing indebtedness due in part to strong cash flows from our business, there is no certainty that our future efforts to repay indebtedness or manage our overall level of financial leverage will be as successful as in prior periods. In addition, we may in the future elect to incur further debt in addition to the $2,500 million of Term Debt that we borrowed or undertake other strategies to manage our overall levels of indebtedness. Existing and future increases in debt and in the aggregate level of our indebtedness could expose us to greater risks in the event of a financial or operational downturn or other events, including unanticipated adverse developments that affect our financial performance or the ability to access financial markets. To the extent we pursue additional debt as a source of liquidity, our capitalization profile may change and may include significant leverage, and as a result we may be required to use future liquidity to repay such indebtedness and may be subject to additional terms and restrictions which affect our operations and future uses of capital. Our ability to raise funds will depend in part on the capital markets and our financial condition at such time and we cannot assure you that we will be able to raise necessary funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. If we fail to raise sufficient additional funds, we may not be able to meet our payment obligations under our convertible senior notes and other debt obligations. We may also be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

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

The success of our business depends upon our ability to retain certain key personnel, particularly our Chairman and Chief Executive Officer, Gary Friedman, and our ability to attract and retain additional qualified key personnel in the future. We have experienced a number of changes in our senior leadership in recent years and face risks related to losses of key personnel, particularly in key senior leadership positions. Any disruption in the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operations and financial condition. These changes could also increase the volatility of our stock price.

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

PART I	FORM 10-K | 23

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

Over the last several years, there has been a substantial increase in the scope of reported cybersecurity threats and attacks. During this time, we have experienced numerous cybersecurity threats and have had to expend increasing amounts of human and financial capital to address this issue. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers and may be breached due to error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive data. Because techniques used to obtain unauthorized access to networks, or to sabotage systems, are constantly evolving and generally are not recognized until launched against a target, we may be unable to anticipate applicable threats or vulnerabilities in our systems and processes and may fail to implement adequate preventative measures. We expect that these cybersecurity threats will continue and that the scope of sophistication of these efforts may increase in future periods. While we aim to remediate known vulnerabilities and identified breaches on a timely basis, and to adopt countermeasures to address risks, we do not expect that our efforts will eliminate these risks or result in a 100% success rate in thwarting attacks. Any failure to address vulnerabilities or breaches in a timely and comprehensive manner, including shortcomings in our efforts to timely replace and upgrade network equipment, servers, or other technological assets, could result in a serious adverse event with respect to our systems and business operations.

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

24 | FORM 10-K	PART I

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In the European Union, the General Data Protection Regulation (“GDPR”) governs data practices and privacy. The GDPR requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the European Union than were required under predecessor European Union requirements. The United Kingdom has implemented legislation similar to the GDPR, including the U.K. Data Protection Act and legislation similar to the GDPR referred to as the U.K. GDPR.

Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation and adversely affect our business.

These laws have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amount in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, results of operations and financial condition could be adversely affected. We may also incur legal costs if we are required to defend our methods of collection, processing and storage of personal data. Investigations, lawsuits, or adverse publicity relating to our methods of handling personal data could result in increased costs and negative market reaction. We expect that new laws, regulations and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, consumer communications and information security in the United States, the United Kingdom, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. If our systems, or those of third parties on whom our business depends, are damaged, interrupted or subject to unauthorized access, information about our customers, vendors or workforce could be stolen or misused. Any security breach could expose us to risk of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business. We may be subject to one or more claims or lawsuits related to the intentional or unintentional release of confidential or personal information, including personally identifiable information about our customers, vendors or workforce. In addition to the possibility of fines, lawsuits and other claims, we could be required to expend significant resources to change our business practices or modify our service offerings in connection with the protection of personally identifiable information, which could have a material adverse effect on our business. Any breach could also cause consumers to lose confidence in the security of our website and information technology systems and choose not to purchase from us.

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

We face product liability, product safety and product compliance risks relating to the design, manufacturing, raw material sourcing, testing, contents, importation, sale, use and performance of some of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Some of our products must comply with certain federal and state laws and regulations. For example, some of our products are subject to the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008 and the Federal Hazardous Substances Act, which empower the Consumer Product Safety Commission (the “CPSC”) to establish product bans, substance bans, substance limits, performance requirements, test methods and other compliance verification processes. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty. The CPSC is particularly active in regulation and enforcement activities related to the kinds of children’s products sold in our RH Baby & Child division. Certain of the products we sell are subject to the Lacey Act, prohibiting the importation and sale of products containing illegally harvested wood, among other things. Likewise, many of our products are subject to the regulations of the California Air Resources Board and the Environmental Protection Agency regarding formaldehyde emissions from composite wood products (e.g., plywood and medium density fiberboard). If we experience negative publicity, regardless of any factual basis, customer complaints or litigation alleging illness or injury related to our products, or if there are allegations of failure to comply with applicable regulations, our brand reputation would be harmed.

We maintain a product safety and compliance program to help ensure our products are safe, legal and made consistently in compliance with our values. Nevertheless, our products have in the past been, and may in the future be, subject to recall for product safety and compliance reasons. Our efforts to address the sources of these product recalls, including those due to products sourced from our vendors, may not be successful and we may continue to face additional product recalls. Concerns of product safety and compliance could result in future voluntary or involuntary removal of products, product recalls, other actions by applicable government authorities or product liability, personal injury or property damage claims. To the extent future product recalls create a negative public perception of our business, we could face reputational harm or could be subject to elevated levels of legal claims. We do not currently have insurance coverage for product recalls, and there can be no assurance that we will have the benefit of adequate payments from third parties, including our product partners, in order to address losses and expenses that we may incur in connection with product recalls. Not all of the costs and expenses that we have previously incurred in connection with product recalls have been covered by reimbursement from third parties, including our product partners.

Legislators and regulators in the United States, Canada, the United Kingdom and within the European Union, where our products are sold, continue to adopt new product laws and regulations. These new laws and regulations have increased or likely will increase the regulatory requirements governing the manufacture and sale of certain of our products as well as the potential penalties for noncompliance. In addition, product recalls, removal of products, product compliance enforcement actions and defending product liability claims can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, any of which could have a material adverse effect on our business and results of operations.

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

Claims and legal proceedings may involve arbitration, mediation, private litigation, class action matters, derivative claims, internal and governmental investigations and enforcement matters. We are subject to regulatory oversight and legal enforcement by a range of government and self-regulatory organizations, including federal, state and local governmental bodies both within the United States and in other jurisdictions where we operate such as, among others, the Equal Employment Opportunity Commission, the CPSC, the Federal Trade Commission, U.S. Customs and Border Protection, the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Department of Labor, the SEC, FINRA, the NYSE, the Department of Justice and numerous state and local governmental authorities, including state attorney generals and state agencies. Litigation against us, depending on the outcome of such claims, could lead to further claims and proceedings, including on new and otherwise unrelated matters, for example, by attracting the attention of plaintiff’s firms or regulators.

In the past, we have faced certain securities litigation matters, including securities class action cases that were consolidated by the court and certain related legal proceedings and various governmental investigations, including with respect to trading in our securities. Currently, we face a number of legal proceedings in connection with our business, including numerous cases for which plaintiffs are seeking class action status in areas such as wage and hour and employment practices. We may face similar legal proceedings and claims in the future. Legal proceedings and investigations often involve complex factual, legal and other issues, which are subject to risks and uncertainties, and which could require significant leadership time that could otherwise be focused on our operations. Furthermore, legal proceedings and investigations where the related matters under review involve members of our leadership team could distract our senior leadership from the operation of our business, damage the reputation of our leadership team and otherwise materially adversely affect our operations and leadership morale. Litigation, investigations and other claims and regulatory proceedings against or involving members of our senior leadership team or us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation. We maintain insurance that covers certain types of legal proceedings, but there can be no assurance that such insurance will be available for the payment of all or any portion of the costs associated with any particular investigation, legal proceedings or other claims against us, or that coverage under any such insurance will be adequate to fund the full cost of any such legal proceedings, including the costs of investigation, defense and resolution of any such legal proceedings.

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

We are subject to numerous federal and state laws and regulations, including labor and employment, customs, sanctions, truth-in-advertising, consumer protection, e-commerce, privacy, health and safety, real estate, environmental and zoning and occupancy laws, intellectual property laws and other laws and regulations that regulate retailers and hospitality providers or otherwise govern our business. In addition, to the extent we expand our operations as a result of engaging in new business initiatives or product lines, pursuing our multi-tier real estate strategy or expanding into new international markets, we may become subject to new regulations and regulatory regimes. We may need to continually reassess our compliance procedures, personnel levels and regulatory framework in order to keep pace with the numerous business initiatives that we are pursuing, and there can be no assurance that we will be successful in doing so. If the regulations applicable to our business operations were to change or were violated by us or our vendors or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, detentions, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and harm our business and results of operations. In addition to increased regulatory compliance requirements, changes in laws could make the ordinary conduct of our business more expensive or require us to change the way we do business. In addition, as a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact us by increasing compensation and benefits costs for overtime and medical expenses. Changes to laws or regulations in the United States or foreign jurisdictions where we have employees or operations, including laws and regulations regarding environmental or social practices including in connection with greenhouse gas emissions and other environmental matters, could result in increased direct compliance costs, increased transportation costs or reduced availability of raw materials (or may cause our vendors to raise the prices they charge us because of their increased compliance costs).

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

We may pursue growth opportunities by acquiring value-creating, add-on businesses, solutions or technologies through strategic acquisitions, investments or partnerships that we believe will broaden our existing position and market reach. We have completed several such acquisitions in recent years. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our leadership team from our current operations. If we choose to acquire businesses or assets in the future, there can be no assurance that we will be able to find suitable businesses or assets to purchase, acquire such businesses or assets on acceptable terms, or realize the benefits of any acquisition we pursue or that any of the businesses or assets which we acquire will meet our objectives. If we are unsuccessful in any such acquisition efforts, then our ability to continue to grow at rates we anticipate could be adversely affected. The success of any completed acquisition will depend on our ability to effectively manage the business or assets after the acquisition.

28 | FORM 10-K	PART I

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

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Maintaining effective disclosure controls and procedures and effective internal controls over financial reporting is necessary for us to produce reliable financial statements and disclosure reports. Our disclosure controls and procedures and internal controls over financial reporting have in the past been subject to deficiencies and material weaknesses, and we cannot assure you that additional material weaknesses will not arise in the future.

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

macroeconomic conditions, including inflation, interest rates and mortgage rates and other factors affecting the housing market;

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

issuances or expected issuances of capital stock; and

global economic, geopolitical, legal and regulatory changes unrelated to our performance.

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

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. While the Delaware courts have determined that such choice of forum provisions is facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us or our directors, officers or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provisions in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

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

We repurchased approximately 3.7 million shares of our common stock during fiscal 2022 pursuant to our share repurchase program at an average price of approximately $269 per share, for an aggregate repurchase amount of approximately $1.0 billion. We repurchased approximately 3.9 million shares of our common stock during fiscal 2023 pursuant to our share repurchase program at an average price of approximately $321 per share, for an aggregate repurchase amount of approximately $1.3 billion. We did not repurchase any shares of our common stock during fiscal 2024 or fiscal 2025 and the remaining amount outstanding and available under our share repurchase program is $201 million. During fiscal 2022, we also repurchased $237 million of principal value of convertible senior notes in privately negotiated transactions and terminated all of the outstanding convertible note bond hedges and repurchased all of the outstanding warrants that had been previously issued in connection with the final two series of convertible senior notes.

32 | FORM 10-K	PART I

Although we believe that our previous decisions regarding the allocation of capital to repurchase common stock have been very beneficial to our investors, there can be no assurance that any decisions to allocate capital to the repurchase of our shares of common stock or other equity linked instruments will be a beneficial long-term decision for investors in our common stock or that we will receive the benefits from these repurchases that we anticipate. We may face a variety of risks associated with allocation of capital to the repurchase of our securities, including the incurrence of substantial indebtedness to fund such repurchases, the possibility that prices at which we purchase securities will not represent a good investment for our remaining securities holders or the possibility that the capital allocated to such repurchases may mean that adequate funds are not available for other aspects of our business. The amount, timing and execution of our share repurchase program and other repurchases of equity linked instruments from time to time may fluctuate based on our priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment of debt. Changes in our business operations and financial results, regulatory and other legal developments, including potential changes in tax laws, could also affect our share repurchase program and other capital allocation activities.

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

There is an increasing focus from certain investors, customers and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. We expect that interest in these matters may influence perceptions of our Company, particularly as we expand into new geographic markets. There are a number of constituencies that are involved in a range of ESG issues, including investors, special interest groups, public and consumer interest groups and third-party service providers. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance based on varying and sometimes subjective criteria.

In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change in the United States and differ in our new geographic markets, which could result in differing or evolving expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We could experience reputational harm in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make substantial investments in matters related to ESG which could require significant investment and affect our results of operations. Any failure in our decision-making or related investments in this regard could affect consumer perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. Any such adverse perceptions could negatively affect our reputation and, in turn, our business or results of operations.

PART I	FORM 10-K | 33

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

Our operations are subject to risks of natural or man-made disasters, acts of war, terrorism, geopolitical uncertainty or widespread illness, any one of which could result in a business stoppage and negatively affect our results of operations.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our operations and consumer spending may be affected directly or indirectly by natural or man-made disasters or other similar events, including as a result of floods, hurricanes, earthquakes, widespread illness, fires, loss of power, interruption of other utilities, industrial accidents, social unrest and riots. In particular, our corporate headquarters is located in Northern California and other parts of our operations are located in Northern and Southern California, each of which is vulnerable to the effects of disasters, including fires and earthquakes that could disrupt our operations and affect our results of operations, and there is evidence that extreme weather, extended droughts and shifting climate patterns have intensified the frequency and severity of wildfires in California. Many of our vendors are also located in areas that may be affected by such events. Moreover, geopolitical conflict, including war or public safety conditions which affect consumer behavior and spending, economic conditions, global trade or overall business conditions may adversely affect our business. Terrorist attacks, armed conflict, or other hostilities, or threats thereof, in the United States or in other countries around the world, as well as future events occurring in response to or in connection with such events and circumstances, could again result in reduced levels of consumer spending or other adverse effects on business conditions, including as a result of an economic recession. Any of these occurrences could have a significant impact on our results of operations, revenue and costs.

34 | FORM 10-K	PART I

The pandemic had a widespread impact on our customers and on our merchandise supply chain as well as the overall business climate in the United States and globally. Future large-scale crises, whether involving public health or other issues, may result in similar adverse effects or additional challenges that we may not be able to anticipate, including changes in consumer behavior, the pace of economic activity, or other similar issues which could negatively affect our business, results of operations or financial condition.

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

PART I	FORM 10-K | 35

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

Threat Mitigation

While we engage in numerous efforts to protect ourselves from cybersecurity risks, we do periodically experience cybersecurity incidents. To date we have not experienced any cybersecurity threat or incident that has materially affected our business, results of operations or financial condition. We have also not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. Although we have adopted various processes and preventative measures with the objective of preventing breaches and minimizing the risks from cybersecurity matters, given the nature of cybersecurity threats that are constantly evolving over time, there is no guarantee that we, including our business strategy, results of operations or financial condition, will not be adversely affected by such threats or that our preventative measures and processes will be effective. Additionally, although we have insurance coverage for cybersecurity events, there can be no assurance that we will be able to maintain our insurance coverage, or it will be enough to cover costs associated with one or more cybersecurity events.

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

ITEM 2.     PROPERTIES

Leased Properties

Gross square footage of our leased properties as of January 31, 2026 was as follows:

		LEASED GROSS
	COUNT	SQUARE FOOTAGE
		(approximate, in thousands)
Retail locations(1)(2)	85	2,509
Outlets	44	1,558
(1)	Retail locations include Design Galleries, Legacy Galleries, Outdoor Galleries, Modern Gallery, Baby & Child Gallery, Interior Design Studio and Waterworks Showrooms. Refer to “Retail Locations” within Item 1—Business.
(2)	Excludes location count and leased gross square footage for owned properties.

36 | FORM 10-K	PART I

Our leased distribution centers, home delivery center locations and corporate facilities occupied as of January 31, 2026 were as follows:

LEASED SQUARE FOOTAGE
LOCATION	(approximate, in thousands)
RH distribution centers
Patterson, California	1,501
Baltimore, Maryland	1,988
Ontario, California	1,001
West Jefferson, Ohio(1)	1,224
Home delivery center locations(2)	1,342
Waterworks distribution center
Brookfield, Connecticut	160
Corporate facilities
Corte Madera, California(3)	263
Pinole, California(4)	200
Danbury, Connecticut(5)	41
Other(6)	407
(1)	Customer service center and home delivery operations are also performed at this location.
(2)	Includes total approximate leased square footage for 22 separate home delivery center locations.
(3)	Location of RH Headquarters and certain customer service operations. Also includes approximately 10,000 square feet of warehouse space.
(4)	Represents warehouse space.
(5)	Location of Waterworks Headquarters.
(6)	Includes a number of other operational facilities, including primarily manufacturing operations, as well as customer service operations and storage.

We believe that our current offices and facilities are in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future.

For additional information regarding leases, refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 10—Leases in our consolidated financial statements within Part II of this Annual Report.

In addition to the above, we have one third-party distribution center and six third-party home delivery center locations in Europe.

Owned Property

We own thirteen properties, seven of which are owned through our consolidated variable interest entities. Eleven locations represent current or future RH locations and are included in the RH Segment, five of which are operational as of January 31, 2026. Two locations represent properties for the purpose of use by RH or others related to developing, operating and selling such properties, and are part of the Real Estate segment. Refer to Note 8—Variable Interest Entities in our consolidated financial statements within Part II of this Annual Report on Form 10-K.

PART I	FORM 10-K | 37

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

The number of stockholders of record of our common stock as of January 31, 2026 was 12. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph and table compare the cumulative total stockholder return for our common stock during the five-year period ended January 31, 2026 in comparison to the NYSE Composite Index and the S&P Retailing Select Index, our peer group index. The graph and the table below assume that $100 was invested at the market close on January 29, 2021 in the common stock of RH, the NYSE Composite Index and the S&P Retailing Select Index. Data for the NYSE Composite Index and the S&P Retailing Select Index assumes reinvestments of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of possible future performance of our common stock.

200
100
0
January 29, 2021
January 28, 2022
January 27, 2023
February 2, 2024
January 31, 2025
January 30, 2026
RH
NYSE Composite Index
S&P Retailing Select Index

	JANUARY 29, 2021	JANUARY 28, 2022	JANUARY 27, 2023	FEBRUARY 2, 2024	JANUARY 31, 2025	JANUARY 30, 2026
RH	100.00	82.45	65.35	53.86	88.17	41.83
NYSE Composite Index	100.00	113.90	110.87	118.79	138.91	157.80
S&P Retail Select Index	100.00	90.46	79.66	81.84	93.34	100.03

40 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Repurchases of Common Stock

During the three months ended January 31, 2026, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(2)
				(in millions)
November 2, 2025 to November 29, 2025	—	$—	—	$201
November 30, 2025 to January 3, 2026	568	$163.67	—	$201
January 4, 2026 to January 31, 2026	42	$219.00	—	$201
Total	610		—
(1)	Represents shares withheld from delivery to satisfy exercise price and tax withholding obligations of employee recipients that occur upon the exercise of stock options and vesting of restricted stock units granted under our 2012 Stock Incentive Plan.
(2)	Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program (as defined in Note 15—Share Repurchase Program and Share Retirement in our consolidated financial statements within Part II of this Annual Report) authorized by the Board of Directors on October 10, 2018, and replenished on March 25, 2019 and June 2, 2022.

ITEM 6.     [RESERVED]

PART II — FINANCIAL STATEMENTS	FORM 10-K | 41

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

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for fiscal 2025 and a comparison to fiscal 2024. The discussion for fiscal 2024 and a comparison to fiscal 2023 has been omitted from this Annual Report, but is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2025.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada and Europe, and we have an integrated RH Hospitality experience in 25 of our Design Gallery locations, which includes restaurants and wine bars.

42 | FORM 10-K	PART II — FINANCIAL STATEMENTS

We have recently undertaken efforts to introduce the most prolific collection of new products in our history, with a substantial number of new furniture and upholstery collections across RH Interiors, RH Modern, RH Outdoor, RH Baby & Child and RH Teen and the introduction of RH Estates in 2026, featuring RH Bespoke furniture and RH Couture upholstery. We believe these new collections reflect a level of design and quality inaccessible in our current market, and a value proposition that we believe will be disruptive across multiple markets.

As of January 31, 2026, we operated the following number of locations:

COUNT
RH
North America
Design Galleries	39
Legacy Galleries	25
Outdoor Galleries	2
Modern Gallery	1
Baby & Child Gallery	1
Interior Design Studio	1
Total RH retail locations—North America	69
Europe Design Galleries	6
Total RH retail locations	75
Outlets	44
Guesthouse	1
Waterworks Showrooms	14

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

Since the majority of our product assortment is imported from vendors outside the United States, we also face uncertainty and risks related to tariffs and other trade policies, which may increase the costs of securing products from our vendors. Tariffs and other non-tariff trade practices and policies may adversely affect our business in other ways beyond increased costs for our products. We have taken steps to move our supply chain away from countries with higher tariff rates in favor of other jurisdictions, but these countermeasures may prove to be ineffective and the ability to predict tariff rates in different countries may be difficult as policies may change on short notice. For example, on February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. Following the U.S. Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended. Uncertainty about trade policy, tariff rates and other changes in practices affecting international trade might have an adverse effect on our business and results of operations, and we may face challenges in implementing the optimal responses to changing trade conditions.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 43

In addition, there is meaningful uncertainty related to the confluence of different macroeconomic factors that could influence business conditions in the United States. While our expectation is that these different factors will moderate in the future, the timing and precise outlook for these improvements are uncertain. We also believe we have positioned the business to take advantage of any favorable progression in macroeconomic conditions.

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

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and we believe their desirability and exclusivity have enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH Teen and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Beginning with the mailing of our RH Interiors Sourcebook in the fall of 2023 and with additional Sourcebook mailings throughout 2024 and 2025, we have introduced the most prolific collection of new products in our history, which will continue with the spring 2026 launch of RH Estates, featuring RH Bespoke furniture and RH Couture upholstery.

Gallery Transformation. Our products are elevated and rendered more valuable by our architecturally inspiring Galleries. We believe our strategy to open new Design Galleries in every major market in the United States and Canada will unlock the value of our vast assortment, generating an expected total annual revenue opportunity of $5 to $6 billion. We believe we can increase our sales by continuing to transform our real estate platform from our existing legacy retail footprint to a portfolio of Design Galleries sized to the potential of each market and the size of our assortment. In addition, we plan to incorporate hospitality into many of the new Design Galleries that we open in the future, which we believe further elevates and renders our product and brand more valuable. We believe hospitality has created a unique new retail experience that cannot be replicated online and that the addition of hospitality drives incremental sales of home furnishings in these Galleries.

Brand Elevation. Our strategy is to move the brand beyond curating and selling product to conceptualizing and selling spaces by building an ecosystem of Products, Places, Services and Spaces that establishes the RH brand as a global thought leader, taste and place maker. We believe our seamlessly integrated ecosystem of immersive experiences inspires customers to dream, design, dine, travel and live in a world thoughtfully curated by RH, creating an impression and connection unlike any other brand in the world. Our hospitality efforts will continue to elevate the RH brand as we extend beyond the four walls of our Galleries into RH Guesthouses, where our goal is to create a new market for travelers seeking privacy and luxury in the $200 billion North American hotel industry. We entered this industry with the opening of the RH Guesthouse New York in September 2022 and are in the process of constructing our second RH Guesthouse in Aspen. In June 2023, we opened RH England, The Gallery at the Historic Aynho Park, a 400-year-old landmark estate representing one of the most inspiring and immersive physical expressions of the brand. RH England marked the beginning of our global expansion beyond North America. Additionally, we offer bespoke experiences like RH Yountville, an integration of Food, Wine, Art & Design in the Napa Valley; RH One & RH Two, our private jets; and RH Three, our luxury yacht that is available for charter in the Caribbean and Mediterranean, where the wealthy and affluent visit and vacation. These immersive experiences expose both new and existing customers to our evolving authority in architecture, interior design and landscape architecture.

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal and that global expansion will provide RH with a substantial opportunity to build a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive global environment is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform and brand strength of RH. As such, we are actively pursuing the expansion of the RH brand globally, which began with the opening of RH England, RH Munich and RH Düsseldorf in 2023, followed by the opening of RH Brussels and RH Madrid in 2024. In September 2025, we opened RH Paris, The Gallery on the Champs-Élysées, located just off the Avenue Montaigne, which stands at the global epicenter of fashion and luxury. We believe the opening of RH Paris marks a major step forward in the European expansion of our business. In 2026, we expect to open RH Milan, The Gallery on Corso Venezia, and RH London, The Gallery in Mayfair, which we believe will be inspiring spaces that celebrate the heritage of the historic structures and integrate full expressions of our hospitality experiences. In addition, we plan to open RH Sydney, The Gallery in Double Bay, in Australia in the coming years.

44 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Digital Reimagination. Our strategy is to digitally reimagine the RH brand and business model both internally and externally. Internally, our multiyear effort began with the reimagination of our RH Center of Innovation to incorporate digitally integrated visuals and decision data designed to amplify the creative process from product ideation to product presentation. Externally, our strategy comes to life digitally through The World of RH, an online portal where customers can explore and be inspired by the depth and dimension of our brand. We expect to continue to elevate the customer experience on The World of RH with further enhancements to content, navigation and search functionality. We believe an opportunity exists to create similar strategic separation online as we have with our Galleries offline, reconceptualizing what a website can and should be. We have made meaningful investments to elevate and differentiate our online experience in 2025, and we expect to continue investing in these initiatives in 2026.

Factors Affecting Our Results of Operations

Various factors have affected, and may continue to affect, our results of operations. While each of these factors presents opportunities for our business, they also pose risks that we must successfully address in order to achieve our long-term strategies.

Our Strategic Initiatives. As a result of the number of current business initiatives we are pursuing, we have experienced in the past, and may experience in the future, significant period-to-period variability in our financial performance and results of operations. While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our growth rates in the short term and may amplify fluctuations in our growth rates from quarter-to-quarter. Delays in the rate of opening new Galleries and pursuit of our international expansion have resulted in delays in the corresponding increase in revenues that we experience as new Design Galleries are introduced. In addition, we anticipate that our net revenues, adjusted net income and other performance metrics will remain variable as our business model continues to emphasize high growth and numerous, concurrent and evolving business initiatives.

Our Ability to Source and Distribute Products Effectively. Our net revenues and gross profit are affected by our ability to purchase our merchandise in sufficient quantities at competitive prices. Our current and anticipated demand and our level of net revenues have been adversely affected in prior periods by constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some merchandise to match market demand from our customers, leading to higher levels of customer backorders and lost sales. For example, a number of our vendors experienced delays in production and shipment of merchandise orders related to direct and indirect effects of the pandemic, as well as other geopolitical conflicts that have occurred in recent years. In addition, we have undertaken a number of substantial shifts in our approach to merchandise sourcing in response to tariffs, including shifting a significant portion of our vendor base away from China to other countries such as Vietnam that we have chosen with the objective of reducing the financial impact of increased tariff rates. As we introduce new products and expand our merchandise assortments into new categories, we may experience delays in the introduction and production of some new offerings, as we have had similar experiences during prior periods when we adopted substantial newness in our business.

Changes in tariffs imposed by government agencies, raw material costs related to inflation and other macroeconomic factors, including negative effects in countries where our vendors produce merchandise, could contribute to further complications in our supply chain. We partner with vendors to optimize our supply chain across geographies to mitigate the impact of these items. Based on total dollar volume of purchases for fiscal 2025, 69% of our products were sourced from Asia, including 39% from Vietnam, 13% from China and the remainder predominantly from Indonesia and India, 21% from North America, including 13% from the United States, as well as 10% from Europe and other countries.

Consumer Preferences and Demand. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences and design trends. We have successfully introduced a large number of new products in past and current periods, which we believe has been a contributing factor in our sales growth and results of operations. If we misjudge the market for our products or the product lines that we acquire, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would affect our net revenues and gross profit.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 45

Overall Economic Trends. The industry in which we operate is cyclical, and consequently our net revenues are affected by general economic conditions, including primarily by conditions that affect the housing market. For example, higher interest and mortgage rates, as well as higher cost of consumer credit may reduce demand for our products. We have determined that our customer purchasing patterns are influenced by economic factors, including the health and volatility of the stock market. We have seen that previous declines in the stock market and periods of high volatility have correlated with a reduction in consumer demand for our products and may continue in future periods. We target consumers of high-end home furnishings. As a result, we believe that our sales are sensitive to a number of macroeconomic factors that influence consumer spending generally, but that our sales are particularly affected by the financial health of higher-end customers and demand levels from that customer demographic.

While the overall home furnishings market may be influenced by factors, such as employment levels, interest rates, demographics of new household formation and the affordability of homes for first-time home buyers, the higher-end of the housing market may be disproportionately influenced by other factors, including stock market prices, disruption in financial markets, the number of second and third homes being bought and sold, the number of foreign buyers in higher-end real estate markets, foreign currency volatility, inflation, tax policies, interest rates and the perceived prospect for capital appreciation in higher-end real estate. Shifts in consumption patterns may also have an impact on consumer spending in the high-end housing market. We have in the past experienced volatility in our sales trends related to many of these factors and believe our sales may be impacted by these economic factors in future periods. We expect the impact of such macroeconomic factors on our business may continue in future quarters. For more information, refer to Item 1A—Risk Factors—Changes in consumer spending and factors that influence spending of the specific categories of consumers that purchase from us may significantly affect our revenue and results of operations.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our results of operations, including:

Net Revenues and Demand. Net revenues reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Revenues are recognized when a customer obtains control of the merchandise. We collect annual membership fees related to the RH Members Program, which are recorded as deferred revenue when collected from customers and recognized as revenue based on expected merchandise revenues over the annual membership period.

Demand is an operating metric that we use in reference to the dollar value of orders placed from all of our businesses and excludes exchanges, shipping fees and cancellations. Orders convert to net revenue upon a customer obtaining control of the merchandise. Demand also includes Membership and sales from RH Hospitality and RH Outlet.

Gross Profit and Gross Margin. Gross profit is equal to our net revenues less cost of goods sold. Gross profit as a percentage of our net revenues is referred to as gross margin. Cost of goods sold includes the direct cost of purchased merchandise; inventory shrinkage, inventory reserves and write-downs and lower of cost or net realizable value reserves; inbound freight; all freight costs to get merchandise to our retail and outlet locations; design, buying and allocation costs; occupancy costs related to retail, outlet and our supply chain operations, such as rent and common area maintenance for our leases; depreciation and amortization of leasehold improvements, equipment and other assets in our retail, outlet and supply chain locations. In addition, cost of goods sold includes all logistics costs associated with shipping product to our customers, which are partially offset by shipping income collected from customers (recorded in net revenues on the consolidated statements of income).

Our gross profit and gross margin can be favorably impacted by sales volume increases, as occupancy and certain other costs that are largely fixed do not necessarily increase proportionally with sales volume increases. Changes in the mix of our products may also affect our gross profit and gross margin. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and use product markdowns and our outlets to efficiently sell these products. The timing and extent of markdowns are driven primarily by customer acceptance of our merchandise.

46 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The primary drivers of our product cost of individual goods are raw materials costs, which fluctuate based on a number of factors beyond our control, including commodity prices, changes in supply and demand, general economic conditions, competition, import duties, tariffs and government regulation and labor costs in the countries where we source our merchandise. In addition, our gross profit is also impacted by logistics costs, which may increase in the event of, for example, expansions of or interruptions in the operation of our distribution centers, furniture home delivery centers and customer service centers or damage or interruption to our information systems. We place orders with merchandise vendors primarily in U.S. dollars and, as a result, are not currently exposed to significant foreign currency exchange risk. However, our exposure may increase in connection with our global expansion strategy as we expect to have more operations related to currencies other than the U.S. dollar.

In recent periods, we have experienced higher cost of goods sold primarily related to changes in trade policy and increased tariffs. Our strategy is to address cost factors as they occur, where possible, including through tariff mitigation strategies via partnership with key vendors, strategic pricing and efficiency in our operations.

Our gross profit and gross margin may not be comparable to other specialty retailers, as some companies may not include all or a portion of the costs related to their distribution network and store occupancy in calculating gross profit and gross margin as we and many other retailers do, but instead may include them in selling, general and administrative expenses. In addition, certain of our retail leases are accounted for as finance leases, which result in a portion of the expense related to these agreements included in interest expense—net on the consolidated statements of income.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll-related expenses, retail-related expenses other than occupancy, and expenses related to the operations at our corporate headquarters, including rent, utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes Sourcebook production, mailing and print advertising costs. All retail pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred. We expect certain of these expenses to continue to increase as we open new retail locations and outlets, develop new product categories and otherwise pursue our current business initiatives. Additionally, our selling, general and administrative expenses as a percentage of net revenues can be impacted by the timing of our Sourcebook distributions. Selling, general and administrative expenses as a percentage of net revenues are usually higher in lower-volume quarters and lower in higher-volume quarters because a significant portion of the costs are relatively fixed.

In addition, in recent periods we have experienced increased selling, general and administrative expenses, including asset impairments, product recalls, reorganizations, non-cash compensation expense and legal settlements, as discussed in “Basis of Presentation and Results of Operations” below.

Non-GAAP Financial Measures. To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use non-GAAP financial measures, including adjusted operating income, adjusted net income, EBITDA, adjusted EBITDA, and adjusted capital expenditures (collectively, “non-GAAP financial measures”). We compute these measures by adjusting the applicable GAAP measures to remove the impact of certain recurring and non-recurring charges and gains that are not reflective of underlying business performance and to adjust for the impact of income tax items related to such adjustments to our GAAP financial statements.

Refer to “Non-GAAP Financial Measures” below for further information.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 47

Basis of Presentation and Results of Operations

Our consolidated statements of income were as follows:

	YEAR ENDED
	JANUARY 31,	% OF NET	FEBRUARY 1,	% OF NET	FEBRUARY 3,	% OF NET
	2026	REVENUES	2025	REVENUES	2024	REVENUES

	(dollars in thousands)
Net revenues	$3,439,536	100.0%	$3,180,753	100.0%	$3,029,126	100.0%
Cost of goods sold	1,923,779	55.9	1,765,821	55.5	1,640,107	54.1
Gross profit	1,515,757	44.1	1,414,932	44.5	1,389,019	45.9
Selling, general and administrative expenses	1,128,489	32.8	1,092,345	34.4	1,022,948	33.8
Operating income	387,268	11.3	322,587	10.1	366,071	12.1
Other expenses
Interest expense—net	225,378	6.5	230,601	7.2	198,296	6.6
Other (income) expense—net	(5,048)	(0.1)	3,395	0.1	1,078	0.0
Total other expenses	220,330	6.4	233,996	7.3	199,374	6.6
Income before taxes and equity method investments	166,938	4.9	88,591	2.8	166,697	5.5
Income tax expense	47,159	1.4	4,799	0.2	28,261	0.9
Income before equity method investments	119,779	3.5	83,792	2.6	138,436	4.6
Share of equity method investments net (income) loss	(5,008)	(0.1)	11,380	0.3	10,875	0.4
Net income	$124,787	3.6%	$72,412	2.3%	$127,561	4.2%

Non-GAAP Financial Measures

The tables presented below include details on the GAAP financial measures that are most directly comparable to non-GAAP financial measures and the related reconciliations between these financial measures. These non-GAAP measures are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The non-GAAP financial measures used by us in this Annual Report may be different from the non-GAAP financial measures, including similarly titled measures, used by other companies.

48 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Adjusted Operating Income. Adjusted operating income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted operating income as consolidated operating income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

We believe that adjusted operating income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from period to period.

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Net income	$124,787	$72,412	$127,561
Interest expense—net(1)	225,378	230,601	198,296
Other (income) expense—net(1)	(5,048)	3,395	1,078
Income tax expense(1)	47,159	4,799	28,261
Share of equity method investments net (income) loss(1)	(5,008)	11,380	10,875
Operating income	387,268	322,587	366,071
Asset impairments(2)	3,597	36,071	3,531
Product recall(3)	1,913	—	(1,576)
Reorganization related costs(4)	1,233	4,423	7,621
Non-cash compensation(5)	851	4,532	9,640
Contract termination settlement—net(6)	(3,375)	—	—
Legal settlements—net(7)	—	(9,375)	8,500
Adjusted operating income	$391,487	$358,238	$393,787
(1)	Refer to discussion “Fiscal 2025 Compared to Fiscal 2024” below for a discussion of our results of operations for the year ended January 31, 2026 and February 1, 2025. Information on the year ended February 3, 2024 (fiscal 2023) is included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-K for the fiscal year ended February 1, 2025, filed with the SEC on April 2, 2025.
(2)	The adjustment in fiscal 2025 includes inventory impairment of $2.6 million and property and equipment impairment of $1.0 million, primarily related to Galleries under construction. The adjustment in fiscal 2024 includes $19 million of long-lived asset impairment for our two Design Galleries in Germany (refer to “Impairment—Long-Lived Assets” within Note 3—Significant Accounting Policies in our consolidated financial statements), $17 million for property and equipment of Galleries under construction, as well as impairment of pre-acquisition costs related to an unsuccessful joint venture arrangement of $1.0 million. The adjustment in fiscal 2023 includes impairment of property and equipment of $2.2 million related to the interior refresh of our Design Galleries, as well as impairment of a loan receivable of $1.3 million.
(3)	The adjustment in fiscal 2025 represents costs and inventory charges associated with a product recall initiated in fiscal 2025. The adjustment in fiscal 2023 represents accrual adjustments related to product recall charges.
(4)	Represents severance costs and related payroll taxes associated with reorganizations.
(5)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(6)	Represents favorable contract termination settlement of $3.8 million, partially offset by costs related to the early termination.
(7)	The adjustment in fiscal 2024 represents favorable legal settlements received of $10 million, partially offset by costs incurred in connection with one of the matters. The adjustment in fiscal 2023 represents certain legal settlements associated with class action litigation matters (refer to Note 18—Commitments and Contingencies in our consolidated financial statements).

PART II — FINANCIAL STATEMENTS	FORM 10-K | 49

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

We believe that adjusted net income provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from period to period.

Reconciliation of GAAP Net Income to Adjusted Net Income

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Net income	$124,787	$72,412	$127,561
Adjustments pre-tax:
Asset impairments(1)	3,597	36,071	3,531
Product recall(1)	1,913	—	(1,576)
Reorganization related costs(1)	1,233	4,423	7,621
Non-cash compensation(1)	851	4,532	9,640
Contract termination settlement—net(1)	(3,375)	—	—
Legal settlements—net(1)	—	(9,375)	8,500
Subtotal adjusted items	4,219	35,651	27,716
Impact of income tax items(2)	433	(12,222)	(18,787)
Share of equity method investments net (income) loss(1)	(5,008)	11,380	10,875
Adjusted net income	$124,431	$107,221	$147,365
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as the Federal Rehabilitation Tax Credit related to the San Francisco Design Gallery in fiscal 2023. The adjustments for fiscal 2025, fiscal 2024 and fiscal 2023 are based on adjusted tax rates of 27.3%, 13.7% and 24.2%, respectively.

50 | FORM 10-K	PART II — FINANCIAL STATEMENTS

EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income before interest expense—net, income tax expense and depreciation and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, capitalized cloud computing amortization, our share of equity method investments net (income) loss and other (income) expense—net, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance.

We believe that EBITDA and adjusted EBITDA provide meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from period to period.

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Net income	$124,787	$72,412	$127,561
Depreciation and amortization	148,500	130,191	118,989
Interest expense—net	225,378	230,601	198,296
Income tax expense	47,159	4,799	28,261
EBITDA	545,824	438,003	473,107
Non-cash compensation(1)	43,882	44,185	39,382
Capitalized cloud computing amortization(2)	13,491	11,017	8,400
Asset impairments(3)	3,597	36,071	3,531
Product recall(3)	1,913	—	(1,576)
Reorganization related costs(3)	1,233	4,423	7,621
Other (income) expense—net(3)	(5,048)	3,395	1,078
Share of equity method investments net (income) loss(3)	(5,008)	11,380	10,875
Contract termination settlement—net(3)	(3,375)	—	—
Legal settlements—net(3)	—	(9,375)	8,500
Adjusted EBITDA	$596,509	$539,099	$550,918
(1)	Represents non-cash compensation related to equity awards granted to employees, including the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020.
(2)	Represents amortization associated with capitalized cloud computing costs.
(3)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 51

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period.

We believe that adjusted capital expenditures provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of operating results on a comparable basis with historical results. Our senior leadership team uses this non-GAAP financial measure in order to have comparable financial results to analyze changes in our underlying business from period to period.

Reconciliation of Adjusted Capital Expenditures

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Capital expenditures	$199,843	$230,788	$269,356
Landlord assets under construction—net of tenant allowances	89,028	51,538	25,368
Adjusted capital expenditures	$288,871	$282,326	$294,724

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $15 million, $4.8 million and $2.4 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, which are reflected as a reduction to principal payments under finance leases within financing activities on the consolidated statements of cash flows.

Fiscal 2025 Compared to Fiscal 2024

	YEAR ENDED
	JANUARY 31,			FEBRUARY 1,
	2026			2025
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$3,241,389	$198,147	$3,439,536	$2,987,818	$192,935	$3,180,753
Cost of goods sold	1,830,472	93,307	1,923,779	1,674,644	91,177	1,765,821
Gross profit	1,410,917	104,840	1,515,757	1,313,174	101,758	1,414,932
Selling, general and administrative expenses	1,045,585	82,904	1,128,489	1,015,831	76,514	1,092,345
Operating income	$365,332	$21,936	$387,268	$297,343	$25,244	$322,587
(1)	The results for the Real Estate segment were immaterial in fiscal 2025 and fiscal 2024, thus, such results are presented within the RH Segment each period. Refer to Note 19—Segment Reporting in our consolidated financial statements. Additionally, all intercompany transactions are not material and have been eliminated.
(2)	RH Segment net revenues include outlet revenues of $290 million and $258 million in fiscal 2025 and fiscal 2024, respectively.

Net revenues

Consolidated net revenues increased $259 million, or 8.1%, to $3,440 million in fiscal 2025 compared to $3,181 million in fiscal 2024.

RH Segment net revenues

RH Segment net revenues increased $254 million, or 8.5%, to $3,241 million in fiscal 2025 compared to $2,988 million in fiscal 2024. The below discussion highlights several factors that resulted in an increase in RH Segment net revenues, which are listed in order of magnitude.

52 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH Segment net revenues for fiscal 2025 increased primarily due to higher revenue in our core business driven by our continued product transformation and platform expansion. In addition, hospitality revenue increased primarily as a result of new Gallery openings and we had higher outlet revenue.

Waterworks net revenues

Waterworks net revenues increased $5.2 million, or 2.7%, to $198 million in fiscal 2025 compared to $193 million in fiscal 2024.

Gross profit

Consolidated gross profit increased $101 million, or 7.1%, to $1,516 million in fiscal 2025 compared to $1,415 million in fiscal 2024. As a percentage of net revenues, gross margin decreased 40 basis points to 44.1% of net revenues in fiscal 2025 compared to 44.5% of net revenues in fiscal 2024.

RH Segment gross profit

RH Segment gross profit increased $98 million, or 7.4%, to $1,411 million in fiscal 2025 compared to $1,313 million in fiscal 2024. As a percentage of net revenues, RH Segment gross margin decreased 50 basis points to 43.5% of net revenues in fiscal 2025 compared to 44.0% of net revenues in fiscal 2024. The decrease in RH Segment gross margin was primarily attributable to decreased margins in the RH core business and increased occupancy costs, partially offset by leverage in shipping costs year over year.

RH Segment gross profit for fiscal 2025 was negatively impacted by $2.6 million of asset impairments and $1.4 million of costs related to a product recall. Excluding the $4.0 million of such costs, RH Segment gross margin would have been 20 basis points higher at 43.7% of net revenues for fiscal 2025.

Waterworks gross profit

Waterworks gross profit increased $3.1 million, or 3.0%, to $105 million in fiscal 2025 compared to $102 million in fiscal 2024. As a percentage of net revenues, Waterworks gross margin increased 20 basis points to 52.9% of net revenues in fiscal 2025 compared to 52.7% of net revenues in fiscal 2024.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $36 million, or 3.3%, to $1,128 million in fiscal 2025 compared to $1,092 million in fiscal 2024.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $30 million, or 2.9%, to $1,046 million in fiscal 2025 compared to $1,016 million in fiscal 2024. RH Segment selling, general and administrative expenses were 32.3% and 34.0% of net revenues in fiscal 2025 and fiscal 2024, respectively. The decrease in selling, general and administrative expenses as a percentage of net revenues was primarily driven by asset impairments related to two Design Galleries in Germany and property and equipment of Galleries under construction in fiscal 2024. In addition, decreases in advertising and occupancy costs were partially offset by increases in compensation costs and other corporate costs year over year.

RH Segment selling, general and administrative expenses for fiscal 2025 were impacted by $1.2 million of reorganization related costs, $1.0 million of asset impairments, $0.9 million of non-cash compensation related to an option grant made to Mr. Friedman in October 2020 and $0.5 million related to a product recall, as well as a favorable net contract termination settlement of $3.4 million.

RH Segment selling, general and administrative expenses for fiscal 2024 were impacted by asset impairments of $19 million related to two Design Galleries in Germany, $17 million for property and equipment of Galleries under construction and $1.0 million related to pre-acquisition costs for an unsuccessful joint venture arrangement, non-cash compensation of $4.5 million related to an option grant made to Mr. Friedman in October 2020, severance expense and other payroll-related costs associated with a reorganization of $4.4 million, as well as favorable net legal settlements of $6.2 million.

Excluding the $0.2 million and $39 million of such costs noted above for fiscal 2025 and fiscal 2024, respectively, RH Segment selling, general and administrative expenses would have decreased 40 basis points to 32.3% from 32.7% of net revenues for fiscal 2025 and fiscal 2024, respectively.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 53

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $6.4 million, or 8.4%, to $83 million in fiscal 2025 compared to $77 million in fiscal 2024. Waterworks selling, general and administrative expenses were 41.8% and 39.7% of net revenues for fiscal 2025 and fiscal 2024, respectively.

Waterworks selling, general and administrative expenses for fiscal 2024 included $3.2 million related to a favorable legal settlement. Excluding the favorable legal settlement, Waterworks selling, general and administrative expenses would have been 160 basis points higher at 41.3% of net revenues in fiscal 2024.

Interest expense—net

Interest expense—net consisted of the following:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
Term loan interest expense	$177,170	$201,848
Finance lease interest expense	40,093	31,896
Asset based credit facility	10,157	5,228
Other interest expense	4,545	4,210
Capitalized interest for capital projects	(3,788)	(8,680)
Interest income	(2,799)	(3,901)
Interest expense—net	$225,378	$230,601

Other expense—net

Other expense—net consisted of the following:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
Foreign exchange from transactions(1)	$(469)	$2,731
Foreign exchange from remeasurement of intercompany loans(2)	(4,579)	664
Other (income) expense—net	$(5,048)	$3,395
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

54 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Income tax expense

Our income tax expense and effective tax rates were as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(dollars in thousands)
Income tax expense	$47,159	$4,799
Effective tax rate	28.2%	6.2%

The increase in our effective tax rate for fiscal 2025 compared to fiscal 2024 is primarily attributable to reporting higher net income in the current year and the impact of higher net excess tax benefits from stock-based compensation in fiscal 2024.

Share of equity method investments net (income) loss

Our share of equity method investments net income of $5.0 million in fiscal 2025 was primarily attributable to an Aspen LLC distribution in the first quarter of $7.9 million (refer to Note 8—Variable Interest Entities in the consolidated financial statements). Our share of equity method investments net loss in fiscal 2024 was $11 million.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement (as defined below).

Net debt and availability under the ABL Credit Agreement were as follows:

	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
Asset based credit facility(1)	$20,000	$200,000
Term loan B(1)	1,915,000	1,935,000
Term loan B-2(1)	483,750	488,750
Notes payable for share repurchases	315	315
Total debt	$2,419,065	$2,624,065
Cash and cash equivalents	(41,191)	(30,413)
Total net debt(2)	$2,377,874	$2,593,652
Availability under the asset based credit facility—net(3)	$402,045	$355,260
(1)	Amounts exclude third-party offering and debt issuance costs.
(2)	Net debt excludes non-recourse real estate loans of $16 million and $18 million as of January 31, 2026 and February 1, 2025, respectively, which are secured by specific real estate assets and the associated creditors do not have recourse against RH’s general assets.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $43 million and $45 million in outstanding letters of credit as of January 31, 2026 and February 1, 2025, respectively.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 55

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

To the extent we choose to secure additional sources of liquidity through incremental debt financing, there can be no assurances that we will be able to raise such financing on favorable terms, if at all, or that future financing requirements will not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. Any adverse developments in U.S. or global credit markets could affect our ability to manage our debt obligations and our ability to access future debt. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations, including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

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

56 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During fiscal 2025, adjusted capital expenditures were $289 million in aggregate, net of cash received related to landlord tenant allowances of $4.1 million. In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $15 million. We anticipate our adjusted capital expenditures to be $240 million to $260 million in fiscal 2026, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates and we may make adjustments to our allocation of capital in fiscal 2026 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 57

Cash Flow Analysis

Cash flows from operating, investing, and financing activities were as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Net cash provided by operating activities	$452,241	$17,095	$202,214
Net cash used in investing activities	(223,693)	(240,409)	(307,431)
Net cash provided by (used in) financing activities	(219,397)	130,586	(1,283,031)
Net increase (decrease) in cash and cash equivalents	10,778	(93,275)	(1,388,075)
Cash and cash equivalents at end of period	41,191	30,413	123,688

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation and the effect of changes in working capital and other activities.

For fiscal 2025, net cash provided by operating activities was $452 million and consisted of net income of $125 million and an increase in non-cash items of $377 million, partially offset by a change in working capital and other activities of $49 million. The use of cash from working capital was primarily driven by a decrease in operating lease liabilities of $105 million, an increase in landlord assets under construction, net of tenant allowances, of $89 million, an increase in prepaid expense and other assets of $54 million, a decrease in other current and non-current liabilities of $43 million and a decrease in accounts payable and accrued expenses of $14 million. These uses of cash from working capital were partially offset by a decrease in merchandise inventory of $214 million and an increase in deferred revenue and customer deposits of $41 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For fiscal 2025, net cash used in investing activities was $224 million and was comprised of investments in retail stores, information technology and systems infrastructure of $200 million, a business acquisition of $32 million and an acquisition of an intangible asset of $3.1 million. These cash outflows were partially offset by cash received from a distribution of return of equity method investments of $7.9 million, proceeds from insurance recoveries of $2.1 million and receipt of a promissory note repaid by our equity method investee of $1.8 million.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments related to credit facilities, convertible senior notes and other financing arrangements, and cash used in connection with such financing activities include investments in our share repurchase program, repayment of indebtedness, including principal payments under finance lease agreements, and other equity related transactions.

For fiscal 2025, net cash used in financing activities was $219 million, primarily due to net repayments under the asset based credit facility of $180 million, payments under term loans of $25 million, net payments under finance lease agreements of $13 million and debt issuance costs of $3.3 million associated with the ABL Credit Agreement amendment. These cash outflows were partially offset by proceeds from the exercise of stock options of $4.4 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets under construction, as well as excise tax from share repurchases, included in accounts payable and accrued expenses at period-end.

Non-cash transactions also include the recognition of lease right-of-use assets obtained in exchange for lease liabilities, net of lease terminations, as well as the reclassification of assets from other non-current assets to finance and operating lease right-of-use assets. Refer to Note 10—Leases in our consolidated financial statements.

58 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Most lease arrangements provide us with the option to renew the leases at defined terms. The table presenting the maturities of our lease liabilities included in Note 10—Leases in our consolidated financial statements includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts presented therein do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases, as well as immaterial short-term lease commitments.

Asset Based Credit Facility

Refer to Note 11—Credit Facilities and Convertible Senior Notes in our consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

Term Loan

Refer to Note 11—Credit Facilities and Convertible Senior Notes in our consolidated financial statements for further information on our Term Loan.

Real Estate Loans

Refer to Note 8—Variable Interest Entities in our consolidated financial statements for further information on our real estate loans.

Share Repurchase Program

We regularly review share repurchase activity and consider various factors in determining whether and when to execute investments in connection with our share repurchase program, including, among others, current cash needs, capacity for leverage, cost of borrowings, results of operations and the market price of our common stock. We believe that our share repurchase program will continue to be an excellent allocation of capital for the long-term benefit of our shareholders. We may undertake other repurchase programs in the future with respect to our securities. Beginning January 1, 2023, share repurchases under our Share Repurchase Program (as defined below) are subject to a 1% excise tax imposed under the Inflation Reduction Act, H.R.5376 (the “IR Act”).

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

On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). Refer to Note 15—Share Repurchase Program and Share Retirement in our consolidated financial statements. As of January 31, 2026, $201 million remains available for future share repurchases under the Share Repurchase Program.

Other Commitments

We enter into various commitments related to the procurement of merchandise inventory. As of January 31, 2026, these merchandise inventory purchase commitments were $361 million.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 59

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

Merchandise Inventories—Reserves

Our merchandise inventories are primarily comprised of finished goods and are carried at the lower of cost or net realizable value, with cost determined on a weighted-average cost method and net realizable value adjusted periodically for current market conditions. Net realizable value requires judgments that may significantly affect the ending inventory valuation, as well as gross margin. We adjust our inventory reserves for net realizable value and obsolescence, including excess and slow-moving inventory, based on current and anticipated demand trends, merchandise aging reports, specific product identification, estimates of future retail sales prices and historical results.

We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the periods presented.

Impairment—Long-Lived Assets

Long-lived assets, such as property and equipment and lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, change in the intended use of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows over the remaining life of the primary asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset or asset group. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our Galleries and Showrooms is generally the individual retail location level.

Since there is typically no active market for our long-lived assets, we estimate fair values based on the expected future cash flows of the asset or asset group, using a discount rate commensurate with the related risk. The estimate of fair value requires management judgments that may significantly affect the ending asset valuation. Future cash flows are estimated considering the highest and best use of the assets, which may be based on a number of factors, including location level historical results, current trends, operating cash flow projections or market-based rental rates. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

60 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

The determination of the reasonably certain lease term affects the inclusion of rental payments utilized in the incremental borrowing rate calculations, the results of the lease classification test, and our consideration of certain assets held for sale or planned for sale-leaseback. The reasonably certain lease term may materially affect our financial position related to certain Design Galleries or significant distribution center facilities, which typically have greater lease payments. Although the above factors are considered in our analysis, the assessment involves subjectivity considering our strategy, expected future events and market conditions. While we believe our estimates and judgments in determining the lease term are reasonable, future events may occur that may require us to reassess this determination.

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

Fair Value

We determine the fair value of the underlying asset, and the lease components such as land and building, for purposes of determining the lease classification and allocating our contractual rental payments to the lease components. The fair value of the underlying asset and lease components also affect our assets held for sale and sale-leaseback transactions. The fair value assessments may materially affect our financial position related to certain Design Galleries or significant distribution center facilities, which typically have greater fair values.

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

Variable Interest Entities

We occasionally make investments in privately-held limited liability companies in connection with real estate development initiatives. As described in our significant accounting policy, we evaluate whether that legal entity is within the scope of the variable interest entity (“VIE”) model and, if so, whether we are the primary beneficiary of the VIE. This determination includes an assessment of whether we have the power to direct the activities that most significantly impact economic performance of the VIE, which requires judgement and evaluation of numerous factors. These include, among other factors, the purpose of the VIE, rights and obligations of the variable interest holders, mechanisms for the resolution of disputes among the variable interest holders and other agreements with the legal entity and its variable interest holders.

We consolidate a VIE if our involvement indicates that we are the primary beneficiary. We account for investments in VIEs where we are not the primary beneficiary using the equity method of accounting.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 61

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

Interest rate increases may increase the interest rate applicable to our borrowings that have rates that are subject to adjustment pursuant to floating rate indices, such as the Secured Overnight Financing Rate (“SOFR”). As of January 31, 2026, we had $20 million of outstanding borrowings under the revolving line of credit and $2,399 million outstanding under the Term Loan Credit Agreement. The ABL Credit Agreement provides for a borrowing amount based on the value of eligible collateral and a formula linked to certain borrowing percentages based on certain categories of collateral. Under the terms of such provisions, the amount under the revolving line of credit borrowing base that could be available pursuant to the ABL Credit Agreement as of January 31, 2026 was $402 million, net of $43 million in outstanding letters of credit. Based on the average interest rate on the revolving line of credit under the ABL Credit Agreement and the Term Loan B and Term Loan B-2 under the Term Loan Credit Agreement during fiscal 2025, and to the extent that borrowings were outstanding under any facility, for every 100-basis point change in interest rates, our annual interest expense could change by approximately $24 million. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations. However, our exposure to change in our interest expense is partially offset by interest income, which is also affected by changes in market interest rates.

Foreign Currency Risk

Our revenues are predominately denominated in U.S. dollars, and accordingly, our net revenues are not currently subject to significant foreign currency risk. However, as we are currently expanding our operations into select European markets, fluctuations in foreign currency exchange rates are beginning to affect our results of operations. Certain of our operating expenses are denominated in the currencies of the countries in which our operations exist or are expanding, and accordingly, we have exposure to adverse movements in foreign currency exchange rates, particularly changes in the Pound sterling, Euro and Canadian Dollar, as our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income, which are presented in other (income) expense—net. We minimize this exposure by managing cash balances at levels appropriate to meet forthcoming expenses in U.S. dollars and applicable foreign currencies.

62 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

On August 16, 2022, the IR Act was signed into law. The IR Act introduces a 15% corporate alternative minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases. The CAMT and the excise tax were effective in taxable years beginning after December 31, 2022. The CAMT provision did not have a material impact on our consolidated financial statements in fiscal 2025 or fiscal 2024. Refer to Note 15—Share Repurchase Program and Share Retirement.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 63

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RH

64 | FORM 10-K	PART II — FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RH

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RH and its subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 65

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

Determination of the Classification of New Real Estate Lease Contracts

As described in Notes 3 and 10 to the consolidated financial statements, certain of the Company’s real estate leases are classified as finance leases. Leases that do not meet the definition of a finance lease are considered operating leases. For the year ended January 31, 2026, lease right-of-use assets obtained in exchange for lease obligations - net of lease terminations totaled $235.5 million related to operating leases and $106.8 million related to finance leases, of which a significant portion of the operating and finance leases relates to new real estate leases. Lease characteristics that management evaluates to determine lease classification include, but are not limited to, the reasonably certain lease term, incremental borrowing rate of the leased asset, and fair value of the leased asset.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 31, 2026

We have served as the Company’s auditor since 2008.

66 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED BALANCE SHEETS

	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
ASSETS
Cash and cash equivalents	$41,191	$30,413
Accounts receivable—net	63,447	63,484
Merchandise inventories	818,550	1,019,591
Prepaid expense and other current assets	184,474	177,843
Total current assets	1,107,662	1,291,331
Property and equipment—net	2,158,718	1,883,176
Operating lease right-of-use assets	795,352	617,103
Goodwill	144,239	140,943
Tradenames, trademarks and other intangible assets—net	79,777	76,118
Deferred tax assets	128,375	147,723
Equity method investments	119,754	126,909
Other non-current assets	301,833	271,386
Total assets	$4,835,710	$4,554,689
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$386,736	$413,406
Deferred revenue and customer deposits	338,504	291,815
Operating lease liabilities	110,280	100,944
Other current liabilities	95,086	98,961
Total current liabilities	930,606	905,126
Asset based credit facility	20,000	200,000
Term loan B—net	1,886,370	1,903,144
Term loan B-2—net	467,299	468,019
Real estate loans—net	15,199	15,524
Non-current operating lease liabilities	705,084	573,468
Non-current finance lease liabilities	718,837	630,655
Deferred tax liabilities	17,731	10,394
Other non-current liabilities	13,984	11,948
Total liabilities	4,775,110	4,718,278
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit)
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of January 31, 2026 and February 1, 2025	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,818,976 shares issued and outstanding as of January 31, 2026; 18,726,116 shares issued and outstanding as of February 1, 2025	2	2
Additional paid-in capital	410,461	362,348
Accumulated other comprehensive income (loss)	36,202	(15,087)
Accumulated deficit	(386,065)	(510,852)
Total stockholders’ equity (deficit)	60,600	(163,589)
Total liabilities and stockholders’ equity (deficit)	$4,835,710	$4,554,689

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 67

RH

CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Net revenues	$3,439,536	$3,180,753	$3,029,126
Cost of goods sold	1,923,779	1,765,821	1,640,107
Gross profit	1,515,757	1,414,932	1,389,019
Selling, general and administrative expenses	1,128,489	1,092,345	1,022,948
Operating income	387,268	322,587	366,071
Other expenses
Interest expense—net	225,378	230,601	198,296
Other (income) expense—net	(5,048)	3,395	1,078
Total other expenses	220,330	233,996	199,374
Income before taxes and equity method investments	166,938	88,591	166,697
Income tax expense	47,159	4,799	28,261
Income before equity method investments	119,779	83,792	138,436
Share of equity method investments net (income) loss	(5,008)	11,380	10,875
Net income	$124,787	$72,412	$127,561
Weighted-average shares used in computing basic net income per share	18,753,509	18,487,319	19,880,576
Basic net income per share	$6.65	$3.92	$6.42
Weighted-average shares used in computing diluted net income per share	19,791,251	19,991,599	21,600,478
Diluted net income per share	$6.31	$3.62	$5.91

The accompanying notes are an integral part of these Consolidated Financial Statements.

68 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Net income	$124,787	$72,412	$127,561
Net gain (loss) from foreign currency translation	51,289	(13,149)	465
Comprehensive income	$176,076	$59,263	$128,026

The accompanying notes are an integral part of these Consolidated Financial Statements.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 69

RH

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK					TREASURY STOCK
				ACCUMULATED	RETAINED
			ADDITIONAL	OTHER	EARNINGS			TOTAL
			PAID-IN	COMPREHENSIVE	(ACCUMULATED			STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT)	SHARES	AMOUNT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—January 28, 2023	22,045,385	$2	$247,076	$(2,403)	$539,986	—	$—	$784,661
Stock-based compensation	—	—	39,384	—	—	—	—	39,384
Issuance of restricted stock	2,961	—	—	—	—	—	—	—
Vested and delivered restricted stock units	2,815	—	(400)	—	—	—	—	(400)
Exercise of stock options	150,486	—	12,122	—	—	—	—	12,122
Settlement of convertible senior notes	1,931	—	—	—	—	—	—	—
Repurchase of common stock—including excise tax	(3,887,965)	—	—	—	—	3,887,965	(1,261,187)	(1,261,187)
Retirement of treasury stock	—	—	(10,376)	—	(1,250,811)	(3,887,965)	1,261,187	—
Net income	—	—	—	—	127,561	—	—	127,561
Net gain from foreign currency translation	—	—	—	465	—	—	—	465
Balances—February 3, 2024	18,315,613	$2	$287,806	$(1,938)	$(583,264)	—	$—	$(297,394)
Stock-based compensation	—	—	44,185	—	—	—	—	44,185
Issuance of restricted stock	15,829	—	—	—	—	—	—	—
Vested and delivered restricted stock units	2,564	—	(547)	—	—	—	—	(547)
Exercise of stock options	352,989	—	30,904	—	—	—	—	30,904
Settlement of convertible senior notes	39,121	—	—	—	—	—	—	—
Net income	—	—	—	—	72,412	—	—	72,412
Net loss from foreign currency translation	—	—	—	(13,149)	—	—	—	(13,149)
Balances—February 1, 2025	18,726,116	$2	$362,348	$(15,087)	$(510,852)	—	$—	$(163,589)
Stock-based compensation	—	—	43,882	—	—	—	—	43,882
Issuance of restricted stock	4,690	—	—	—	—	—	—	—
Vested and delivered restricted stock units	8,572	—	(158)	—	—	—	—	(158)
Exercise of stock options	79,598	—	4,389	—	—	—	—	4,389
Net income	—	—	—	—	124,787	—	—	124,787
Net gain from foreign currency translation	—	—	—	51,289	—	—	—	51,289
Balances—January 31, 2026	18,818,976	$2	$410,461	$36,202	$(386,065)	—	$—	$60,600

The accompanying notes are an integral part of these Consolidated Financial Statements.

70 | FORM 10-K	PART II — FINANCIAL STATEMENTS

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$124,787	$72,412	$127,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,500	130,191	118,989
Non-cash operating lease cost	105,447	96,406	86,699
Stock-based compensation expense	43,882	44,185	39,384
Asset impairments	4,635	37,570	8,339
Non-cash finance lease interest expense	40,093	31,896	33,822
Deferred income taxes	25,632	(1,494)	25,266
Share of equity method investments net (income) loss	(5,008)	11,380	10,875
Distribution of return on equity method investment	4,630	—	—
Other non-cash items	8,827	9,097	7,362
Change in assets and liabilities:
Accounts receivable	250	(8,484)	4,690
Merchandise inventories	213,776	(268,573)	47,274
Prepaid expense and other assets	(53,860)	(19,392)	(65,658)
Landlord assets under construction—net of tenant allowances	(89,028)	(51,538)	(25,368)
Accounts payable and accrued expenses	(13,553)	46,778	(41,070)
Deferred revenue and customer deposits	41,411	9,352	(42,974)
Other current liabilities	(4,953)	(1,798)	(5,937)
Current and non-current operating lease liabilities	(105,039)	(90,334)	(95,634)
Other non-current liabilities	(38,188)	(30,559)	(31,406)
Net cash provided by operating activities	452,241	17,095	202,214
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(199,843)	(230,788)	(269,356)
Acquisition of business	(32,119)	—	—
Equity method investments	(374)	(9,621)	(38,075)
Acquisition of intangible asset	(3,102)	—	—
Receipt of promissory note repayment from equity method investee	1,750	—	—
Distribution of return of equity method investment	7,916	—	—
Proceeds from insurance recoveries	2,079	—	—
Net cash used in investing activities	(223,693)	(240,409)	(307,431)

PART II — FINANCIAL STATEMENTS	FORM 10-K | 71

RH

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	325,000	235,000	—
Repayments under asset based credit facility	(505,000)	(35,000)	—
Repayments under term loans	(25,000)	(25,000)	(25,000)
Repayments of convertible senior notes	—	(41,904)	(1,696)
Debt issuance costs	(3,339)	—	—
Principal payments under finance lease agreements—net of tenant allowances	(13,036)	(20,752)	(13,972)
Repurchases of common stock—inclusive of excise taxes paid	—	(11,988)	(1,252,899)
Proceeds from exercise of stock options	4,389	30,904	12,122
Other financing activities	(2,411)	(674)	(1,586)
Net cash provided by (used in) financing activities	(219,397)	130,586	(1,283,031)
Effects of foreign currency exchange rate translation on cash	1,627	(547)	173
Net increase (decrease) in cash and cash equivalents	10,778	(93,275)	(1,388,075)
Cash and cash equivalents, restricted cash and restricted cash equivalents
Beginning of period—cash and cash equivalents	30,413	123,688	1,508,101
Beginning of period—restricted cash	—	—	3,662
Beginning of period—cash and cash equivalents and restricted cash	$30,413	$123,688	$1,511,763
End of period—cash and cash equivalents	$41,191	$30,413	123,688
Cash paid for interest	$217,113	$219,686	$246,210
Cash paid for income taxes (Note 13)	12,795	21,080	14,278
Non-cash transactions
Property and equipment additions in accounts payable and accrued expenses at period-end	$19,092	$47,748	$40,775
Landlord asset additions in accounts payable and accrued expenses at period-end	21,213	10,030	3,841
Excise tax from share repurchases in accounts payable and accrued expenses at period-end	—	—	11,988

The accompanying notes are an integral part of these Consolidated Financial Statements.

72 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

As of January 31, 2026, we operated a total of 74 RH Galleries and 44 RH Outlet stores, one RH Guesthouse, one RH Interior Design Studio and 14 Waterworks Showrooms throughout the United States, Canada and Europe. We also have sourcing operations in Shanghai and Hong Kong.

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

Fiscal Years

Our fiscal year ends on the Saturday closest to January 31. As a result, our fiscal year may include 53 weeks. Our fiscal years ended January 31, 2026 (“fiscal 2025”) and February 1, 2025 (“fiscal 2024”) consisted of 52 weeks. Our fiscal year ended February 3, 2024 (“fiscal 2023”) consisted of 53 weeks.

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

Accounts Receivable

Accounts receivable consists primarily of receivables from our credit card processors for sales transactions, receivables related to our Contract business and other miscellaneous receivables. Accounts receivable is presented net of allowance for expected credit losses of $2.9 million and $4.4 million as of January 31, 2026 and February 1, 2025, respectively. The allowance for expected credit losses is determined by considering a number of factors, including the length of time amounts are past due and the party’s financial condition and ability to pay the obligations.

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

Our inventory reserves were $35 million as of both January 31, 2026 and February 1, 2025.

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

Our obligations and activity under the Financing Program consisted of the following:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,
	2026	2025(1)

	(in thousands)
Outstanding at beginning of fiscal year	$35,113	$27,558
Invoices confirmed	287,263	430,026
Invoices paid	(291,488)	(422,471)
Outstanding at end of fiscal year	$30,888	$35,113
(1)	The fiscal 2024 activity has been updated in the fiscal 2025 Form 10-K. The amounts disclosed in the fiscal 2024 Form 10-K for invoices confirmed and invoices paid were ($415) million and $422 million, respectively. There is no change to the outstanding invoices at the beginning or end of fiscal 2024 from the amounts disclosed in the fiscal 2024 Form 10-K.

74 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Product Recalls

When necessary, we initiate product recalls for certain of our products, as well as adjust accruals related to certain product recalls previously initiated due to changes in estimates based on customer response and vendors and insurance recoveries. The product recall accrual was $1.3 million and $0.7 million as of January 31, 2026 and February 1, 2025, respectively, and is included in other current liabilities on the consolidated balance sheets.

Advertising Expenses

Advertising expenses primarily represent the costs associated with our catalog mailings, which we refer to as Sourcebooks, as well as website and print advertising. Total advertising expense, which is recorded in selling, general and administrative expenses on the consolidated statements of income, was $106 million, $122 million and $107 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Our advertising expenses may vary due to the timing and volume of our Sourcebook circulation.

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

We had $23 million and $30 million of capitalized catalog costs as of January 31, 2026 and February 1, 2025, respectively, which are included in prepaid expense and other current assets on the consolidated balance sheets.

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

Interest is capitalized on construction in progress and software projects during the period in which expenditures have been made and activities are in progress to prepare the asset for its intended use. We capitalized interest of $3.8 million, $8.7 million and $5.6 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Land purchases are recorded at cost and are non-depreciable assets.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 75

Cloud Computing Costs

We incur costs to implement cloud computing arrangements that are hosted by third parties. Cloud computing costs are presented net of accumulated amortization of $43 million and $30 million as of January 31, 2026 and February 1, 2025, respectively. Such costs are capitalized during the application development phase and are included in prepaid expense and other current assets or other non-current assets on the consolidated balance sheets. Once a project is substantially complete and ready for its intended use, we amortize the costs on a straight-line basis over the contractual term of the cloud computing arrangement, which is typically one to seven years.

Lease Accounting

We lease nearly all of our retail and outlet locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. The initial terms of our real estate leases generally range from ten to fifteen years, and certain leases contain renewal options for up to an additional twenty-five years, the exercise of which is at our sole discretion. We also lease certain equipment with terms generally ranging from two to seven years. Our lease agreements generally do not contain any material residual value guarantees or material restrictions or covenants.

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

In the case of leases with associated construction, tenant allowances are generally provided for us to design and build the leased asset. Tenant allowances received from landlords during the construction phase of a leased asset and prior to lease commencement are recorded as cash and cash equivalents with an offset recorded in other non-current assets (to the extent we have incurred related capital expenditure for construction costs) or in other current liabilities (to the extent that payments are received prior to capital construction expenditures by us) on the consolidated balance sheets. After the leased asset is constructed and the lease commences, we reclassify the tenant allowance from other non-current assets or other current liabilities to lease right-of-use assets on the consolidated balance sheets, and such allowances are amortized over the reasonably certain lease term.

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

76 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The determination of the reasonably certain lease term affects the inclusion of rental payments utilized in the incremental borrowing rate calculations, the results of the lease classification test, and consideration of certain assets held for sale or planned for sale-leaseback. The reasonably certain lease term may materially affect our financial position related to certain Design Galleries or significant distribution center facilities, which typically have greater lease payments. Although the above factors are considered in our analysis, the assessment involves subjectivity considering our strategy, expected future events and market conditions. While we believe our estimates and judgments in determining the lease term are reasonable, future events may occur which may require us to reassess such estimates and judgments.

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

We have a small group of real estate leases that include rental payments periodically adjusted for inflation (e.g., based on the consumer price index or similar indices). We include these variable payments in the initial measurement of the lease right-of-use asset and lease liability according to the index or rate at the commencement date and incorporate adjustments to rental payments in future periods if such increases have a minimum rent escalation (e.g., floor). Changes due to differences between the variable lease payments estimated at lease commencement and actual amounts incurred are recognized in the consolidated statements of income in the period such costs are incurred. For finance leases, this expense is included in interest expense—net on the consolidated statements of income. For operating leases, this expense is included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of income based on our accounting policy.

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

Fair Value

We determine the fair value of the underlying asset, considering lease components such as land and building, for purposes of determining the lease classification and allocating our contractual rental payments to the lease components. The fair value of the underlying asset and lease components also impacts the evaluation and accounting for assets held for sale and sale-leaseback transactions. The fair value assessments may materially affect our financial position related to certain Design Galleries and significant distribution center facilities.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 77

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

If we are the “deemed owner” for accounting purposes during the construction period, upon construction commencement we are required to capitalize (i) costs incurred by us and (ii) the cash and non-cash assets contributed by the landlord for construction as “build-to-suit property” within property and equipment on our consolidated balance sheets, with an offset to financing obligation under build-to-suit lease transactions on our consolidated balance sheets. The contributions by the landlord toward construction, including the building, existing site improvements at construction commencement and any amounts paid by the landlord for construction, are included within the non-cash section of the consolidated statements of cash flows. Over the lease term, these non-cash additions to property and equipment do not affect our cash outflows, nor do they impact net income on the consolidated statements of income.

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

Sale-Leaseback Activities

We occasionally enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell the property to a third-party and agree to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, we evaluate whether we have transferred control to the third-party in accordance with the guidance set forth in Accounting Standards Codification (“ASC”) 606—Revenue Recognition.

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

Intangible Assets

Intangible assets reflect the value assigned to tradenames, trademarks, domain names and other intangible assets, including patents. The cost of purchasing transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses is capitalized as an intangible asset. We do not amortize our intangible assets, other than patents, as we define the life of these assets as indefinite. Patents are amortized on a straight-line basis over the estimated useful life of the patent, which generally is fifteen years. Intangible assets are reported net of $0.2 million and $0.1 million of amortization as of January 31, 2026 and February 1, 2025, respectively.

78 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Impairment

Goodwill

Goodwill is initially recorded as of the acquisition date, is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired and is assigned to the applicable reporting unit. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed. As of January 31, 2026 and February 1, 2025, goodwill relates to the RH Segment only.

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

During fiscal 2025, fiscal 2024 and fiscal 2023, we reviewed the RH Segment reporting unit goodwill for impairment by assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative tests performed in each fiscal year, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount in any fiscal year, and therefore did not perform a quantitative test or recognize goodwill impairment.

Tradenames, Trademarks and Other Intangible Assets

We annually evaluate whether tradenames, trademarks and other intangible assets continue to have an indefinite life, except for patents, which typically have a useful life between ten to twenty years. Intangible assets are reviewed for impairment annually in the fourth fiscal quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.

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

During fiscal 2025, fiscal 2024 and fiscal 2023, we qualitatively assessed our intangible assets, including the RH Segment indefinite-lived intangible assets and the Waterworks tradename, for impairment and determined it was not more likely than not that the fair value of the assets was less than their carrying amount. Based on the qualitative tests performed in each fiscal year, we did not perform quantitative impairment tests in any year and did not recognize any impairment with respect to the assets.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 79

Long-Lived Assets

Long-lived assets, such as property and equipment and lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, change in intended use of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows over the remaining life of the primary asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset or asset group. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our Galleries and Showrooms is generally the individual retail location level.

Since there is typically no active market for our long-lived assets, we estimate fair values based on the expected future cash flows of the asset or asset group, using a discount rate commensurate with the related risk. The estimate of fair value requires judgments that may significantly affect the ending asset valuation. Future cash flows are estimated considering the highest and best use of the assets, which may be based on a number of factors, including location level historical results, current trends, operating cash flow projections or market-based rental rates. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

During fiscal 2024, we assessed two Design Galleries in Germany for impairment. We first assessed the recoverability of the assets based on an undiscounted cash flow model. Since the assets were not recoverable on an undiscounted cash flow basis, we determined the long-lived asset impairment as the amount by which the carrying value of the assets exceeded the related fair value over the respective remaining lease terms, both of which end in 2027. As a result of this analysis, during fiscal 2024 we recognized long-lived asset impairment charges of $19 million, comprising lease right-of-use asset impairment of $13 million and property and equipment impairment of $5.6 million, which is included in selling, general and administrative expenses on the consolidated statements of income. Except as noted above, we did not record impairments for long-lived assets at the individual retail location level in fiscal 2025, fiscal 2024 or fiscal 2023.

We also review our capital expenditures for Galleries under construction and recognize impairment charges when there is a change in the intended use of an asset, including asset disposals. We recognized long-lived asset impairment charges related to such construction expenditures of $2.1 million, $18 million and $4.7 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

From time to time, we record impairment for certain corporate assets and other long-lived assets resulting from changes to the expected use of the assets and an update to both the timing and the amount of future estimated lease related cash flows based on present market conditions. Such impairment charges are included in selling, general and administrative expenses on the consolidated statements of income. We did not record impairment charges of corporate assets or other long-lived assets in fiscal 2025, fiscal 2024 or fiscal 2023.

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

80 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

In certain instances, we are required to recognize non-cash compensation expense related to equity interests given to the noncontrolling interest holder of consolidated VIEs. There are no explicit or implicit vesting conditions associated with these deemed compensation arrangements. Equity-classified compensation arrangements are measured upon the noncontrolling interest holders being admitted as a member of the VIEs, and liability-classified compensation arrangements are measured at the end of each reporting period. The fair-value-based measure of the equity interests is determined using a Black-Scholes option pricing model that requires the input of subjective assumptions regarding the future cash flows of the VIE, including consideration of future expected debt financing and the expected volatility of the equity interests. We determined these assumptions based on entity specific considerations of (i) the primary expected future cash flows of property rents and expected debt and debt service payments, (ii) discount rates appropriate for the economic environment and anticipated future interest rates and (iii) expected volatility based on historical observed stock prices of publicly traded peer companies, including those involved in real estate development. We had liability-classified compensation arrangements of approximately $1.0 million as of both January 31, 2026 and February 1, 2025, which are included in other non-current liabilities on the consolidated balance sheets.

Equity Method Investments

For certain of our investments in VIEs where we are not the managing member and do not have the ability to liquidate the VIE or otherwise remove the managing member, we do not have the power to direct the most significant activities of the VIE and therefore are not the primary beneficiary. We account for such investments using the equity method of accounting. Our investments are presented as equity method investments on the consolidated balance sheets and our proportionate share of earnings or losses of the equity method investments are included in share of equity method investments net (income) loss on the consolidated statements of income. We do not elect the fair value option and the equity method investments are initially measured at cost.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 81

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

We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary. We did not recognize any impairment in fiscal 2025, fiscal 2024 or fiscal 2023.

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

Sales tax, value added tax (VAT) or other equivalent tax collected is not recognized as revenue but is included in accounts payable and accrued expenses on the consolidated balance sheets as it is ultimately remitted to governmental authorities.

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

Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are excluded when determining the allowance for sales returns.

82 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The allowance for sales returns was as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Balance at beginning of fiscal year	$23,512	$19,588	$20,747
Provision for sales returns	155,200	142,961	148,237
Actual sales returns	(153,891)	(139,037)	(149,396)
Balance at end of fiscal year	$24,821	$23,512	$19,588

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

We expect that substantially all of the deferred revenue and customer deposits as of January 31, 2026 will be recognized within the next six months as the performance obligations are satisfied, and membership fees will be recognized over the membership period.

Gift Cards

We sell gift cards to our customers in our Galleries and through our websites and Sourcebooks. Such gift cards and merchandise credits do not have expiration dates. We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During fiscal 2025, fiscal 2024 and fiscal 2023, we recognized $22 million, $20 million and $24 million, respectively, of revenue related to previous deferrals of gift cards. Customer liabilities related to gift cards were $18 million and $20 million as of January 31, 2026 and February 1, 2025, respectively.

We recognize breakage income associated with gift cards proportional to actual gift card redemptions in net revenues on the consolidated statements of income.

We expect that approximately 75 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

Self-Insurance

We maintain insurance coverage for significant exposures as well as those risks that, by law, must be insured. In the case of our health care coverage for our employees, we have a managed self-insurance program related to claims filed. Expenses related to this self-insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. We had liabilities of $3.7 million and $4.7 million related to health care coverage as of January 31, 2026 and February 1, 2025, respectively.

We carry workers’ compensation insurance subject to a deductible amount for which we are responsible for each claim. We had liabilities of $6.6 million and $6.1 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of January 31, 2026 and February 1, 2025, respectively.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 83

Stock-Based Compensation

We recognize the fair value of stock-based awards as compensation expense over the requisite service period within selling, general and administrative expenses on the consolidated statements of income.

For service-only awards, compensation expense is recognized on a straight-line basis, net of forfeitures, over the requisite service period for the fair value of awards that actually vest. Fair value for restricted stock units is valued using the closing price of our stock on the date of grant. The fair value of each option award granted under our award plan is estimated on the date of grant using a Black-Scholes Merton option pricing model (“OPM”), which requires the input of assumptions regarding the expected term, expected volatility, dividend yield and risk-free interest rate. We elected to calculate the expected term of the option awards using the “simplified method.” This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Under the “simplified” calculation method, the expected term is calculated as an average of the vesting period and the contractual life of the options. We calculate expected volatility using a blended approach based on equal weighting of historical volatility and implied volatility.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and payroll-related expenses, retail-related expenses other than occupancy, and expenses related to the operations at our corporate headquarters, including rent, utilities, depreciation and amortization, credit card fees and marketing expense, which primarily includes Sourcebook production, mailing and print advertising costs. All retail pre-opening costs are included in selling, general and administrative expenses and are expensed as incurred.

Interest Expense

Interest expense primarily relates to interest incurred on our term loans, asset based credit facility and finance lease arrangements. Refer to Note 11—Credit Facilities and Convertible Senior Notes and Note 10—Leases. Interest income primarily represents interest received related to our cash and cash equivalent balances.

Interest expense—net consisted of the following:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Interest expense	$228,177	$234,502	$237,899
Interest income	(2,799)	(3,901)	(39,603)
Interest expense—net	$225,378	$230,601	$198,296

84 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Treasury Stock

We record our purchases of treasury stock at cost as a separate component of stockholders’ equity (deficit) in the consolidated financial statements. Upon retirement of treasury stock, we allocate the excess of the purchase price over par value to additional paid-in capital subject to certain limitations with any remaining purchase price allocated to retained earnings (accumulated deficit). The cost basis of treasury stock includes excise tax on share repurchases initiated and any outstanding balance of excise tax is included in accounts payable and accrued expenses on the consolidated balance sheets.

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to it, other than changes in the tax law or rates which have not yet been enacted and which are not permitted to be considered. Accordingly, we may record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based upon our best estimate of the recoverability of our net deferred tax assets. Future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, and the amount of the allowance is subject to adjustment in the future. Specifically, in the event we were to determine that it is not more likely than not that we are able to realize our net deferred tax assets in the future, an adjustment to the valuation allowance would decrease income in the period such determination is made. This allowance does not alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income.

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

Foreign Currency Matters

The functional currency of our foreign subsidiaries is generally the local currency of the country in which the subsidiary operates. Assets and liabilities of the foreign subsidiaries denominated in non-U.S. dollar currencies are translated at the rate of exchange prevailing on the date of the consolidated balance sheets, and revenues and expenses are translated at average rates of exchange for the period. The related translation gains and losses are reflected in the accumulated other comprehensive income (loss) on the consolidated statements of stockholders’ equity (deficit), and net gain (loss) from foreign currency translation, which includes intercompany gains and losses, is presented net of tax on the consolidated statements of comprehensive income. Transaction gains and losses resulting from intercompany balances of a long-term investment nature are classified as accumulated other comprehensive income (loss) on the consolidated balance sheets.

Foreign currency gains and losses resulting from foreign currency transactions denominated in a currency other than the subsidiary’s functional currency are included in other (income) expense—net on the consolidated statements of income. Such foreign exchange gains and losses are due to the net impact of changes in foreign exchange rates as compared to the U.S. dollar from our third-party transactions denominated in foreign currencies, and intercompany loans held in U.S. dollars by our international subsidiaries other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable future.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 85

Recently Issued Accounting Standards

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

Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09—Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. We adopted this ASU in the fourth quarter of fiscal 2025 on a prospective basis. Refer to Note 13—Income Taxes.

New Accounting Standards or Updates Not Yet Adopted

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

Financial Instruments: Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This new guidance provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. We are currently assessing the impact that adopting this ASU will have on our consolidated financial statements.

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

Interim Reporting: Narrow-Scope Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Reporting (“ASU 2025-11”). This new guidance clarifies and improves interim reporting guidance. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027. We expect to comply with the amendments in this ASU beginning on the effective date.

86 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consisted of the following:

	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
Value added tax (VAT) receivable	$39,169	$9,866
Prepaid expenses	30,355	29,595
Vendor deposits	26,230	20,441
Capitalized catalog costs	23,274	30,162
Federal and state tax receivable(1)	11,528	24,729
Capitalized cloud computing costs	11,344	9,851
Right of return asset for merchandise	6,423	6,237
Tenant allowance receivable	5,633	12,668
Promissory notes receivable, including interest(2)	1,164	3,674
Other current assets	29,354	30,620
Total prepaid expense and other current assets	$184,474	$177,843
(1)	As of January 31, 2026 and February 1, 2025, includes $4.3 million and $19 million, respectively, related to a federal tax receivable from a carryback claim.
(2)	Represents promissory notes, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs. Refer to Note 8—Variable Interest Entities.

Other non-current assets consisted of the following:

	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
Landlord assets under construction—net of tenant allowances	$156,252	$138,701
Initial direct costs prior to lease commencement	81,066	80,897
Capitalized cloud computing costs—net	31,224	22,738
Other deposits	12,234	7,754
Deferred financing fees	3,377	1,512
Vendor deposits—non-current	3,336	2,684
Other non-current assets	14,344	17,100
Total other non-current assets	$301,833	$271,386

PART II — FINANCIAL STATEMENTS	FORM 10-K | 87

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
Finance lease right-of-use assets(1)	$1,565,175	$1,327,476
Leasehold improvements(2)	504,631	441,140
Building and building improvements(3)	420,070	369,921
Computer software	198,515	186,048
Furniture, fixtures and equipment	120,296	111,384
Land	123,103	105,071
Machinery, equipment and aircraft	101,467	90,905
Built-to-suit property	38,791	37,057
Total property and equipment	3,072,048	2,669,002
Less—accumulated depreciation and amortization(4)	(913,330)	(785,826)
Total property and equipment—net	$2,158,718	$1,883,176
(1)	Refer to “Lease Accounting” within Note 3—Significant Accounting Policies and Note 10—Leases.
(2)	Includes construction in progress of $37 million and $13 million as of January 31, 2026 and February 1, 2025, respectively.
(3)	Includes $22 million and $109 million of owned buildings under construction related to future Design Galleries as of January 31, 2026 and February 1, 2025, respectively.
(4)	Includes accumulated amortization related to finance lease right-of-use assets of $384 million and $320 million as of January 31, 2026 and February 1, 2025, respectively. Refer to Note 10—Leases.

We recorded depreciation of property and equipment, excluding amortization for finance lease right-of-use assets, of $84 million, $76 million and $64 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

NOTE 6—BUSINESS COMBINATION

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

During fiscal 2025, we incurred $2.3 million of acquisition-related costs associated with the transaction. These costs include fees associated with financial, legal and accounting advisors, and are included in selling, general and administrative expenses on the consolidated statements of income.

88 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The following table summarizes the purchase price allocation based on the fair value of the assets acquired and liabilities assumed as of July 8, 2025:

PURCHASE
PRICE
ALLOCATION
(in thousands)
Merchandise inventories	$5,451
Property and equipment	27,461
Operating lease right-of-use assets	4,443
Goodwill(1)	3,220
Other assets	923
Deferred revenue and customer deposits	(3,471)
Operating lease liabilities	(4,273)
Other liabilities	(1,635)
Total	$32,119
(1)	Goodwill of $3.2 million, included in the RH Segment, represents the expected synergies from integrating the acquired business into our operations and is expected to be deductible for tax purposes.

Results of operations of the acquired company have been included in our consolidated statements of income since July 8, 2025, the acquisition date. Pro forma results of the acquired business have not been presented as the results were not considered material to our consolidated financial statements for all fiscal periods presented and would not have been material had the acquisition occurred at the beginning of fiscal 2023.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 89

NOTE 7—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets for the RH Segment and Waterworks consisted of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
February 3, 2024	$141,033	$58,927	$—	$17,000
Additions	—	877	—	—
Other(3)	—	(686)	—	—
Foreign currency translation	(90)	—	—	—
February 1, 2025	$140,943	$59,118	$—	$17,000
Additions	3,220	3,978	—	—
Other(3)	—	(319)	—	—
Foreign currency translation	76	—	—	—
January 31, 2026	$144,239	$62,777	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	Represents disposals and amortization.

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

In December 2024, we acquired 50 percent of the membership interests of one of the Member LLCs from the same development partner for no consideration. As a result, we own 100 percent of the membership interests and this Member LLC was no longer a variable interest entity as of February 1, 2025. No distribution to the former member of this entity was required as a result of the transaction.

As of January 31, 2026, of the remaining seven Member LLCs, we hold a 50 percent membership interest in six of the Member LLCs, and the remaining noncontrolling interest of 50 percent in each Member LLC is held by the same development partner. In one Member LLC, we hold approximately 75 percent membership interest with the remaining noncontrolling interest of approximately 25 percent held by the same development partner.

90 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The Member LLCs are qualitatively determined to be VIEs due to their having insufficient equity investment at risk to finance their activities without additional subordinated financial support. Upon the formation of each Member LLC we determined that the power to direct the most significant activities of each Member LLC is either controlled by us or shared between the members of the Member LLCs. In the instances where there is shared power among related parties as defined in the consolidation accounting guidance, we evaluated the related-party tiebreaker guidance and determined that we are most closely associated with each Member LLC. Accordingly, we are the primary beneficiary of the Member LLCs and we consolidate the results of operations, financial condition and cash flows of the Member LLCs in our consolidated financial statements. Six locations represent current or future RH locations and are included in the RH Segment, four of which are operational as of January 31, 2026. One location represents property, the purpose of which is use by RH or others related to developing, operating and selling such property, and is part of the Real Estate segment.

We measure the noncontrolling interests in the consolidated variable interest entities using the distribution provisions set out in the operating agreements of each Member LLC. As of January 31, 2026 and February 1, 2025, the noncontrolling interest holders had no claim to the net assets of each Member LLC based upon such distribution provisions. Accordingly, we did not recognize any noncontrolling interests in fiscal 2025, fiscal 2024 or fiscal 2023.

The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets were as follows:

	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
ASSETS
Cash and cash equivalents	$1,414	$2,177
Prepaid expense and other current assets	1,085	980
Total current assets	2,499	3,157
Property and equipment—net(1)	290,077	259,057
Other non-current assets	7	6
Total assets	$292,583	$262,220
LIABILITIES
Accounts payable and accrued expenses	$1,262	$4,867
Other current liabilities	367	333
Total current liabilities	1,629	5,200
Real estate loan—net(2)	15,199	15,524
Other non-current liabilities	1,026	929
Total liabilities	$17,854	$21,653
(1)	Includes $21 million and $54 million of construction in progress as of January 31, 2026 and February 1, 2025, respectively, which is included in “building and building improvements” within property and equipment—net.
(2)	On September 9, 2022, a Member LLC as the borrower executed a Promissory Note (the “Promissory Note”) with a third-party bank in an aggregate principal amount equal to $16 million with a maturity date of September 9, 2032. The Promissory Note bears interest at a fixed rate per annum equal to 5.37% until September 15, 2027, on which date the interest rate will reset based on the five-year treasury rate plus 2.00%, subject to a total interest rate floor of 3.00%. The Promissory Note is secured by the assets of the Member LLC and the creditor does not have recourse against RH’s general assets.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 91

Equity Method Investments

Equity method investments primarily represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) that were formed for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. We hold a 50 percent membership interest in two of the Aspen LLCs and a 70 percent membership interest in the third Aspen LLC. The Aspen LLCs are VIEs, however, we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities of each VIE that most significantly impact the VIE’s economic performance. Accordingly, we account for these investments using the equity method of accounting. As of January 31, 2026 and February 1, 2025, the aggregate balance of the investment in the Aspen LLCs was $115 million and $124 million, respectively. We are the lessee for two lease arrangements within an Aspen LLC, one of which commenced as of January 31, 2026.

In March 2025, the Aspen LLC in which we hold a 70 percent interest sold its sole real estate property. Subsequent to the property sale, we received $15 million from the Aspen LLC, which consisted of $2.9 million for the repayment of its outstanding promissory note to us, including accrued interest (refer to Note 4—Prepaid Expense and Other Assets), and a capital distribution of $13 million. The capital distribution of $13 million represented a return of our contributed capital of $7.9 million and a return on investment of $4.6 million.

As of January 31, 2026 and February 1, 2025, $1.2 million and $3.7 million, respectively, of promissory notes receivable, inclusive of accrued interest, were outstanding with the managing member or entities affiliated with the managing member for the Aspen LLCs, which promissory notes were included in prepaid expense and other current assets on the consolidated balance sheets. The promissory note outstanding as of January 31, 2026 is expected to be settled in cash and not converted into additional equity investment in the Aspen LLCs.

Our proportionate share of equity method investments was income of $5.0 million in fiscal 2025 and a loss of $11 million in both fiscal 2024 and fiscal 2023, which is included on the consolidated statements of income.

Other than as described above, we did not receive any distributions or have any undistributed earnings of equity method investments in any fiscal year.

Additionally, Waterworks has membership interests in two European entities, one entity in which we hold a 50 percent membership interest and another entity in which we increased our membership interest from approximately 25 percent as of February 1, 2025 to approximately 28 percent as of January 31, 2026. We are not the primary beneficiary of either of these VIEs because we do not have the power to direct the activities of each VIE that most significantly impact the VIE’s economic performance. Accordingly, we account for these investments using the equity method of accounting.

Our maximum exposure to loss with respect to these equity method investments is the carrying value of the equity method investments as of January 31, 2026.

92 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 9—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following:

	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
Accounts payable	$197,740	$245,260
Accrued compensation	54,933	50,689
Accrued sales, use and other indirect tax	35,254	27,685
Accrued occupancy	27,264	24,992
Accrued freight and duty	22,877	18,030
Accrued professional fees	7,811	5,281
Accrued legal contingencies(1)	2,914	3,029
Other accrued expenses	37,943	38,440
Total accounts payable and accrued expenses	$386,736	$413,406

(1)	Refer to Note 18—Commitments and Contingencies.

Other current liabilities consisted of the following:

	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
Current portion of term loans	$25,000	$25,000
Allowance for sales returns	24,821	23,512
Finance lease liabilities	21,249	21,135
Federal tax payable	—	3,242
Unredeemed gift card and merchandise credit liability	18,138	19,546
Foreign tax payable	2,902	1,980
Other current liabilities	2,976	4,546
Total other current liabilities	$95,086	$98,961

Reorganizations

We implemented and completed restructurings in the second quarter of fiscal 2025 and in the fourth quarter of fiscal 2024 that included workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with these initiatives included the elimination of numerous leadership and other positions throughout the organization.

During fiscal 2025 and fiscal 2024, we incurred total charges relating to the reorganizations of $1.2 million and $4.4 million, respectively, consisting primarily of severance costs and related taxes. As of January 31, 2026 and February 1, 2025, we had accruals related to the reorganizations of $0.5 million and $3.4 million, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 93

NOTE 10—LEASES

Lease costs—net consisted of the following:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Operating lease costs(1)	$149,796	$132,377	$116,553
Finance lease costs
Amortization of leased assets(1)	62,875	52,725	54,596
Interest on lease liabilities(2)	40,093	31,896	33,822
Variable lease costs(3)	25,091	24,565	23,517
Sublease income(4)	(4,747)	(4,701)	(5,544)
Total lease costs—net	$273,108	$236,862	$222,944
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of income based on our accounting policy. Refer to Note 3—Significant Accounting Policies.
(2)	Included in interest expense—net on the consolidated statements of income. Amounts include lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset for finance leases, which were not material in any period presented.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $14 million in each of fiscal 2025, fiscal 2024 and fiscal 2023, as well as charges associated with common area maintenance of $11 million, $11 million and $9.1 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset for operating leases, were not material in any fiscal period presented.
(4)	Included in selling, general and administrative expenses on the consolidated statements of income.

94 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Lease right-of-use assets and lease liabilities consisted of the following:

		JANUARY 31,	FEBRUARY 1,
	BALANCE SHEET CLASSIFICATION	2026	2025

		(in thousands)
ASSETS
Operating leases	Operating lease right-of-use assets	$795,352	$617,103
Finance leases(1)(2)(3)	Property and equipment—net	1,181,339	1,007,088
Total lease right-of-use assets		$1,976,691	$1,624,191
LIABILITIES
Current(4)
Operating leases	Operating lease liabilities	$110,280	$100,944
Finance leases	Other current liabilities	21,249	21,135
Total lease liabilities—current		131,529	122,079
Non-current
Operating leases	Non-current operating lease liabilities	705,084	573,468
Finance leases	Non-current finance lease liabilities	718,837	630,655
Total lease liabilities—non-current		1,423,921	1,204,123
Total lease liabilities		$1,555,450	$1,326,202
(1)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(2)	Recorded net of accumulated amortization of $384 million and $320 million as of January 31, 2026 and February 1, 2025, respectively.
(3)	Includes $33 million and $35 million as of January 31, 2026 and February 1, 2025, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 8—Variable Interest Entities.
(4)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 95

The maturities of lease liabilities were as follows as of January 31, 2026:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
2026	$153,874	$61,690	$215,564
2027	144,684	63,344	208,028
2028	113,866	62,495	176,361
2029	101,958	62,191	164,149
2030	93,078	63,224	156,302
Thereafter	588,756	1,188,164	1,776,920
Total lease payments(1)(2)	1,196,216	1,501,108	2,697,324
Less—imputed interest(3)	(380,852)	(761,022)	(1,141,874)
Present value of lease liabilities	$815,364	$740,086	$1,555,450
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $645 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of January 31, 2026, of which $26 million, $34 million, $36 million, $39 million and $40 million are expected to be paid in fiscal 2026, fiscal 2027, fiscal 2028, fiscal 2029 and fiscal 2030, respectively, and $470 million will be paid subsequent to fiscal 2030.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consisted of the following:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,
	2026	2025
Weighted-average remaining lease term (years)
Operating leases	10.5	9.1
Finance leases	21.6	20.2
Weighted-average discount rate
Operating leases	6.5%	5.8%
Finance leases	6.5%	5.8%

96 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Other information related to leases consisted of the following:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(147,525)	$(121,128)	$(122,220)
Operating cash flows from finance leases	(40,093)	(28,028)	(37,819)
Financing cash flows from finance leases—net(1)	(13,036)	(20,752)	(13,972)
Total cash outflows from leases	$(200,654)	$(169,908)	$(174,011)
Non-cash transactions
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases(2)	$235,534	$102,387	$170,542
Finance leases	106,832	85,116	1,648
Reclassification from other non-current assets to finance lease right-of-use assets	131,166	139,567	—
Reclassification from other non-current assets to operating lease right-of-use assets	35,845	—	—
Reclassification of finance lease right-of-use asset to property and equipment(3)	—	—	188,515
Reclassification of finance lease liability to property and equipment(3)	—	—	(71,612)
(1)	Presented net of tenant allowances received subsequent to lease commencement of $15 million, $4.8 million and $2.4 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
(2)	Right-of-use assets obtained in exchange for new operating lease liabilities exclude the impact from acquisitions of $4.3 million for fiscal 2025. Refer to Note 6—Business Combinations.
(3)	During fiscal 2023, we purchased the building and land of our RH Guesthouse New York location and terminated the lease associated with the property. As a result, we reclassified the right-of-use asset and lease liability to property and equipment—net on the consolidated balance sheets as of the purchase date.

NOTE 11—CREDIT FACILITIES AND CONVERTIBLE SENIOR NOTES

The outstanding balances under our credit facilities were as follows:

	JANUARY 31,				FEBRUARY 1,
	2026				2025
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(1)	5.30%	$20,000	$—	$20,000	$200,000	$—	$200,000
Term loan B(2)	6.29%	1,915,000	(8,630)	1,906,370	1,935,000	(11,856)	1,923,144
Term loan B-2(3)	7.02%	483,750	(11,451)	472,299	488,750	(15,731)	473,019
Total credit facilities		$2,418,750	$(20,081)	$2,398,669	$2,623,750	$(27,587)	$2,596,163

(1)	Deferred financing fees associated with the asset based credit facility as of January 31, 2026 and February 1, 2025 were $3.4 million and $1.5 million, respectively, and are included in other non-current assets on the consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit. In July 2025, Restoration Hardware, Inc. entered into an amendment to the ABL Credit Agreement (defined below), which extended the maturity date of the revolving line of credit from July 29, 2026 to the earlier of (a) July 31, 2030 and (b) the date which is 91 days prior to the final stated maturity of the Term Loan Credit Agreement and any refinancing thereof.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 97

(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,895 million and $1,915 million were included in term loan B—net on the consolidated balance sheets as of January 31, 2026 and February 1, 2025, respectively, and $20 million of current maturities of long-term debt was included in other current liabilities on the consolidated balance sheets as of both January 31, 2026 and February 1, 2025.
(3)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $479 million and $484 million were included in term loan B-2—net on the consolidated balance sheets as of January 31, 2026 and February 1, 2025, respectively, and $5.0 million of current maturities of long-term debt was included in other current liabilities on the consolidated balance sheets as of both January 31, 2026 and February 1, 2025.

Asset Based Credit Facility

On August 3, 2011, Restoration Hardware, Inc. (“RHI”), a wholly owned subsidiary of RH, along with its Canadian subsidiary, Restoration Hardware Canada, Inc., entered into the Ninth Amended and Restated Credit Agreement (as amended prior to June 28, 2017, the “Original Credit Agreement”) by and among RHI, Restoration Hardware Canada, Inc., certain other subsidiaries of RH named therein as borrowers or guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Agent”).

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

Borrowings under the revolving line of credit (other than swing line loans, which are subject to interest at the base rate) bear interest, at the borrower’s option, at either the base rate or SOFR, subject to a 0.00% SOFR floor (or, in the case of the Canadian borrowings, the “BA Rate” or the “Canadian Prime Rate”, as such terms are defined in the ABL Credit Agreement, for the Canadian borrowings denominated in Canadian dollars, or the “U.S. Index Rate”, as such term is defined in the ABL Credit Agreement, or SOFR for Canadian borrowings denominated in U.S. dollars) plus an applicable interest rate margin, in each case.

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

98 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of January 31, 2026, RHI was in compliance with the FCCR Covenant.

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

As of January 31, 2026, RHI had $20 million in outstanding borrowings and $402 million of availability under the revolving line of credit, net of $43 million in outstanding letters of credit. As a result of the FCCR Covenant that limits the last 10% of borrowing availability, actual incremental borrowing available to RHI and the other affiliated parties under the revolving line of credit would be $342 million as of January 31, 2026.

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 99

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

As of February 1, 2025, there were no remaining obligations under the Convertible Senior Notes.

2023 Notes

In June 2023, upon the maturity of the then remaining outstanding 2023 Notes, $1.7 million in aggregate principal amount of the 2023 Notes settled for $1.7 million in cash. During fiscal 2023 through the maturity of the 2023 Notes, we issued in aggregate 1,931 shares at a par value of $0.0001 per share and, as a result, recognized $0 in additional paid-in capital on the consolidated statements of stockholders’ equity (deficit) upon settlement of the 2023 Notes.

2024 Notes

In September 2024, upon the maturity of the then remaining outstanding 2024 Notes, $42 million in aggregate principal amount of the 2024 Notes settled for $42 million in cash. During fiscal 2024 through the maturity of the 2024 Notes, we issued in aggregate 39,121 shares of common stock at a par value of $0.0001 per share and, as a result, recognized $0 in additional paid-in capital on the consolidated statements of stockholders’ equity (deficit) upon settlement of the 2024 Notes.

NOTE 12—FAIR VALUE MEASUREMENTS

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

100 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Fair Value Measurements—Recurring

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value due to the short-term nature of activity within these accounts. The estimated fair value of the asset based credit facility approximates cost as the interest rate associated with the facility is variable and resets frequently (Level 2).

The estimated fair value and carrying value of the Term Loan Credit Agreement and the real estate loans were as follows:

	JANUARY 31,		FEBRUARY 1,
	2026		2025
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Term loan B	$1,881,488	$1,915,000	$1,920,488	$1,935,000
Term loan B-2	480,122	483,750	487,528	488,750
Real estate loans	15,343	15,585	17,118	17,838
(1)	The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The principal carrying value of the real estate loans represents the outstanding principal balance and excludes debt issuance costs.

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

NOTE 13—INCOME TAXES

Our income before taxes and equity method investments was as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Domestic	$140,666	$71,111	$154,384
Foreign	26,272	17,480	12,313
Total	$166,938	$88,591	$166,697

PART II — FINANCIAL STATEMENTS	FORM 10-K | 101

Our income tax expense consisted of the following:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Current
Federal	$11,651	$1,015	$(3,249)
State	7,971	2,274	6,032
Foreign	1,965	2,943	179
Total current tax expense	21,587	6,232	2,962
Deferred
Federal	19,007	715	22,236
State	71	(2,761)	(1,339)
Foreign	6,494	613	4,402
Total deferred tax expense (benefit)	25,572	(1,433)	25,299
Total income tax expense	$47,159	$4,799	$28,261

A reconciliation of taxes at the federal statutory tax rate to our provision for income taxes for fiscal 2025, in accordance with our adoption of ASU 2023-09, was as follows:

	YEAR ENDED
	JANUARY 31, 2026
	(dollars in thousands)
Income taxes at U.S. federal statutory tax rate	$35,057	21.0%
State and local income taxes—net of federal tax effect(1)	5,996	3.6
Foreign tax effects	2,991	1.8
Effect of cross-border tax laws	273	0.1
Nontaxable or nondeductible items
Executive compensation under U.S. Internal Revenue Code Section 162(m)	3,466	2.1
Other	(480)	(0.3)
Other adjustments	(144)	(0.1)
Income tax expense and effective tax rate	$47,159	28.2%
(1)	California and New York comprise the majority, or greater than 50%, of such tax.

102 | FORM 10-K	PART II — FINANCIAL STATEMENTS

A reconciliation of taxes at the federal statutory tax rate to our provision for income taxes for fiscal 2024 and fiscal 2023, prior to our adoption of ASU 2023-09, was as follows:

	YEAR ENDED
	FEBRUARY 1,	FEBRUARY 3,
	2025	2024
Provision at federal statutory tax rate	21.0%	21.0%
State income taxes—net of federal tax impact	(2.3)	2.1
Stock compensation—excess benefits	(19.2)	(3.4)
Non-deductible stock-based compensation	2.8	1.3
U.S. impact of foreign operations	2.5	0.8
Valuation allowance	1.1	0.2
Federal rehabilitation tax credit	—	(7.3)
Tax rate adjustments and other	(0.6)	1.0
Other permanent items	0.9	2.4
Effective tax rate	6.2%	18.1%

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

PART II — FINANCIAL STATEMENTS	FORM 10-K | 103

Significant components of our deferred tax assets and liabilities were as follows:

	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
Deferred tax assets (liabilities)
Lease liabilities	$422,104	$363,753
Interest expense carryforwards	53,042	70,952
Stock-based compensation	27,259	22,265
Accrued expenses	23,648	22,927
Merchandise inventories	18,772	21,174
Net operating loss carryforwards	15,960	35,205
Other	2,655	2,961
Deferred tax assets	563,440	539,237
Valuation allowance	(5,402)	(3,791)
Deferred tax assets—net	$558,038	$535,446
Lease right-of-use assets	$(211,891)	$(165,966)
Property and equipment	(177,844)	(176,239)
Prepaid expenses and other	(33,805)	(35,453)
Trademarks and other intangible assets	(15,609)	(11,679)
State benefit	(8,245)	(8,780)
Deferred tax liabilities	(447,394)	(398,117)
Total deferred tax assets—net	$110,644	$137,329

Cash paid for income taxes by jurisdiction, net of refunds received, in accordance with our adoption of ASU 2023-09 was as follows:

YEAR ENDED
JANUARY 31,
2026
(in thousands)
Federal(1)	$5,683
State and local
California	1,511
New York City	822
New Jersey	745
Other state and local	2,740
Foreign
Canada	890
Other jurisdictions	404
Cash paid for income taxes—net of refunds received	$12,795
(1)	Inclusive of $15 million received related to a federal tax receivable from a carryback claim.

104 | FORM 10-K	PART II — FINANCIAL STATEMENTS

Cash paid for income taxes in fiscal 2024 and fiscal 2023 was $21 million and $14 million, respectively, and we received refunds of $9.1 million in fiscal 2024. Refunds received in fiscal 2023 were immaterial.

A reconciliation of our valuation allowance against deferred tax assets in certain state and foreign jurisdictions was as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Balance at beginning of fiscal year	$3,791	$4,442	$4,202
Net changes in deferred tax assets and liabilities	1,611	(651)	240
Balance at end of fiscal year	$5,402	$3,791	$4,442

As of January 31, 2026, we had state and foreign net operating loss carryovers of $136 million and $27 million, respectively. As of January 31, 2026, we had no federal net operating loss carryover. The state net operating loss carryovers will begin to expire in fiscal 2026 and continue to expire at various times depending upon individual state carryforward rules. The foreign net operating losses will begin to expire in fiscal 2045. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). We cannot give any assurance that we will not undergo an ownership change in the future resulting in further limitations on utilization of net operating losses.

A reconciliation of the exposures related to unrecognized tax benefits was as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Balance at beginning of fiscal year	$3,384	$8,604	$8,151
Gross decreases—prior period tax positions	—	(5,438)	—
Gross increases—current period tax positions	551	431	515
Reductions based on the lapse of the applicable statutes of limitations	(375)	(213)	(62)
Balance at end of fiscal year	$3,560	$3,384	$8,604

As of January 31, 2026, $2.8 million of our unrecognized tax benefits would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of January 31, 2026, we are subject to examination by the tax authorities for fiscal 2022 through fiscal 2025 and are currently under federal audit for fiscal 2021 and 2022. With few exceptions, as of January 31, 2026, we are no longer subject to U.S. federal, state or local, or foreign examinations, by tax authorities for years prior to fiscal 2022.

We have not provided U.S. income or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as of January 31, 2026 because we intend to permanently reinvest such earnings outside of the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability is expected to be immaterial, due to the participation exemption put in place in the Tax Cuts and Jobs Act of 2017.

On July 4, 2025, the United States enacted tax legislation through the H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), which implemented several corporate tax law changes taking effect in fiscal 2025, including, but not limited to, limitations on deductions for interest expense, changes to the taxation of foreign activity and reinstatement of one hundred percent bonus depreciation for eligible property. A number of other provisions of the OBBBA will not take effect until fiscal 2026, including various changes to existing international tax provisions. The impacts of the OBBBA are reflected in our results for the year ended January 31, 2026. We will continue to monitor any future changes in our business or interpretations of the new tax law that could affect our tax position in subsequent periods.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 105

NOTE 14—NET INCOME PER SHARE

The weighted-average shares used for net income per share were as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024
Weighted-average shares—basic	18,753,509	18,487,319	19,880,576
Effect of dilutive stock-based awards	1,037,742	1,383,386	1,518,408
Effect of dilutive convertible senior notes(1)	—	120,894	201,494
Weighted-average shares—diluted	19,791,251	19,991,599	21,600,478
(1)	The dilutive effect of the 2023 Notes and 2024 Notes is calculated under the if-converted method, which assumes share settlement of the entire convertible debt instrument. The 2023 Notes and 2024 Notes matured in June 2023 and September 2024, respectively, and did not have an impact on our diluted share count post-maturity. Refer to Note 11—Credit Facilities and Convertible Senior Notes.

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024
Options	2,128,707	1,591,655	1,316,836
Restricted stock units	8,237	8,990	15,313

NOTE 15—SHARE REPURCHASE PROGRAM AND SHARE RETIREMENT

Share Repurchase Program

In 2018, our Board of Directors authorized a share repurchase program. On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, increasing the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). We did not repurchase any shares of our common stock under the Share Repurchase Program during fiscal 2025 or fiscal 2024. As of January 31, 2026, $201 million remains available for future share repurchases under this program.

In fiscal 2023, we repurchased 3,887,965 shares of our common stock under the Share Repurchase Program at an average price of $321.28 per share, for an aggregate repurchase amount of approximately $1,261 million, inclusive of $12 million of excise taxes.

Share Retirements

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

NOTE 16—STOCK-BASED COMPENSATION

The Restoration Hardware 2012 Stock Incentive Plan (the “Stock Incentive Plan”) was adopted on November 1, 2012. The Stock Incentive Plan provided for the grant of incentive stock options to our employees and the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and any combination thereof to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants. The Restoration Hardware 2012 Stock Option Plan (the “Option Plan”) was adopted on November 1, 2012. On November 1, 2022, both the Stock Incentive Plan and Option Plan expired.

106 | FORM 10-K	PART II — FINANCIAL STATEMENTS

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

Awards under the 2023 Stock Incentive Plan reduce the number of shares available for future issuance. Cancellations and forfeitures of awards previously granted under the Plans increase the number of shares available for future issuance. Shares issued as a result of award exercises under the 2023 Stock Incentive Plan will be funded with the issuance of new shares. As of January 31, 2026, a total of 2,046,492 shares were available for future issuance under the 2023 Stock Incentive Plan.

Stock Options Under the Plans

Stock option activity was as follows:

		WEIGHTED-AVERAGE
	OPTIONS	EXERCISE PRICE
Outstanding—February 1, 2025	3,652,114	$212.65
Granted	369,750	178.08
Exercised	(82,896)	62.12
Cancelled	(200,495)	249.76
Outstanding—January 31, 2026	3,738,473	$210.58

The fair value of stock options granted was estimated on the date of grant using the following weighted-average assumptions:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024
Expected volatility	70.7%	56.8%	54.3%
Expected life (years)	6.9	7.2	7.3
Risk-free interest rate	4.3%	4.5%	3.9%
Dividend yield	—	—	—

Additional information about stock options was as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands, except per share amounts)
Weighted-average fair value per share of stock options granted	$123.25	$172.87	$160.57
Aggregate intrinsic value of stock options exercised	12,735	90,058	34,556
Fair value of stock options vested	34,155	27,063	19,113

PART II — FINANCIAL STATEMENTS	FORM 10-K | 107

Information about stock options outstanding, vested or expected to vest, and exercisable as of January 31, 2026 was as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL LIFE	EXERCISE	NUMBER OF	EXERCISE
RANGE OF EXERCISE PRICES	OPTIONS	(in years)	PRICE	OPTIONS	PRICE
$25.39 — $44.52	87,943	0.3	$35.34	87,943	$35.34
$50.00 — $50.00	1,000,000	1.3	50.00	1,000,000	50.00
$90.50 — $154.82	546,215	3.5	134.34	380,975	130.14
$157.77 — $264.27	632,040	8.0	212.33	96,136	230.95
$265.83 — $331.54	624,075	7.2	286.20	154,821	305.96
$339.50 — $352.66	29,000	7.4	346.39	6,900	348.34
$385.30 — $713.52	819,200	4.9	412.48	745,303	398.95
Total	3,738,473		$210.58	2,472,078	$190.93
Vested or expected to vest	3,496,800		$207.60

Options outstanding, vested or expected to vest, and exercisable as of January 31, 2026 were as follows:

		WEIGHTED-	WEIGHTED-	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding	3,738,473	$210.58	4.5	$208,324
Options vested or expected to vest	3,496,800	207.60	4.3	205,991
Options exercisable	2,472,078	190.93	3.0	190,232

Stock-based compensation expense related to stock options, which is included in selling, general and administrative expenses on the consolidated statements of income, was as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Stock-based compensation expense(1)	$38,263	$40,516	$36,509
(1)	On October 18, 2020, our Board of Directors granted our Chairman and Chief Executive Officer, Gary Friedman, an option to purchase 700,000 shares of our common stock with an exercise price equal to $385.30 per share under the Stock Incentive Plan. The option resulted in aggregate non-cash stock compensation expense of $174 million, of which, $0.9 million, $4.5 million and $9.6 million was recognized in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, related to Mr. Friedman’s option. Compensation expense for this award was fully recognized as of fiscal 2025.

No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.

108 | FORM 10-K	PART II — FINANCIAL STATEMENTS

As of January 31, 2026, the total unrecognized compensation expense and weighted-average remaining term of unvested awards were as follows:

	UNRECOGNIZED	WEIGHTED-
	STOCK BASED	AVERAGE
	COMPENSATION	REMAINING TERM
	(in thousands)	(in years)
Unvested options	$119,524	4.4
Unvested restricted stock and restricted stock units	6,026	1.7
Total	$125,550

Restricted Stock Awards Under the Plans

We grant restricted stock awards, which include restricted stock and restricted stock units, to our employees and members of our Board of Directors. Restricted stock award activity was as follows:

		WEIGHTED-
		AVERAGE	INTRINSIC
		GRANT DATE FAIR	VALUE
	AWARDS	VALUE	(in thousands)
Outstanding—February 1, 2025	11,220	$433.56
Granted	24,690	183.38
Released	(14,110)	262.85
Cancelled	(1,200)	401.25
Outstanding—January 31, 2026	20,600	$252.51	$4,096

Additional information about restricted stock awards was as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024
Weighted-average fair value per share of awards granted	$183.38	$301.31	$322.24
Grant date fair value of awards released (in thousands)	3,709	6,630	2,846

Stock-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses on the consolidated statements of income, was as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
Stock-based compensation expense	$5,619	$3,669	$2,874

NOTE 17—EMPLOYEE BENEFIT PLANS

We have a 401(k) plan for our employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries limited to the maximum allowed by the Internal Revenue Service regulations. We, at our discretion, may contribute funds to the 401(k) plan. We made no contributions to the 401(k) plan during fiscal 2025, fiscal 2024 or fiscal 2023.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 109

NOTE 18—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off-balance sheet commitments as of January 31, 2026.

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

We currently face certain legal proceedings that involve complex litigation, including class action cases, matters related to our employment practices, the application of state wage-and-hour laws, product liability and other causes of action. We have faced similar litigation in the past. Due to the inherent difficulty of predicting the course of complex legal actions, including class-action allegations, such as the eventual scope, duration or outcome, we may be unable to estimate the amount or range of any potential loss that could result from an unfavorable outcome arising from such matters. Our assessment of these legal proceedings, as well as other lawsuits, could change based upon the discovery of facts that are not presently known or developments during the course of the litigation. We have settled certain class action and other cases but continue to defend a variety of legal actions and our estimates of our exposure in such cases may evolve over time. Accordingly, the ultimate costs to resolve litigation, including class action cases, may be substantially higher or lower than our estimates.

With respect to such contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Loss contingencies determined to be probable and estimable are recorded in accounts payable and accrued expenses on the consolidated balance sheets (refer to Note 9—Accounts Payable, Accrued Expenses and Other Current Liabilities). These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to each matter. In view of the inherent difficulty of predicting the outcome of certain matters, particularly in cases in which claimants seek substantial or indeterminate damages, it may not be possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on the consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

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

110 | FORM 10-K	PART II — FINANCIAL STATEMENTS

NOTE 19—SEGMENT REPORTING

We define reportable and operating segments on the same basis that we use to evaluate our performance internally by the chief operating decision maker (“CODM”), which we have determined is our Chief Executive Officer. We have three operating segments: RH Segment, Waterworks and Real Estate. The RH Segment and Waterworks operating segments (the “retail operating segments”) include all sales channels accessed by our customers, including sales through retail locations and outlets, including hospitality, websites, Sourcebooks, and the Trade and Contract channels. The Real Estate segment represents operations associated with certain of our equity method investments and consolidated VIEs that have operations not directly related to the activities of the retail operating segments.

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

Segment Information

The CODM uses segment adjusted operating income to evaluate segment profitability for the retail operating segments and to allocate resources and analyze variances of actual performance to our forecasts when making decisions. Operating income is defined as net income before interest expense—net, other (income) expense—net, income tax expense and our share of equity method investments net (income) loss. Segment adjusted operating income excludes (i) certain asset impairments, (ii) product recall, (iii) severance costs associated with reorganizations, (iv) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020, (v) contract termination settlement—net and (vi) legal settlements—net. These items are excluded from segment adjusted operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 111

Segment net revenues, which represent our disaggregated net revenues in accordance with ASC 606, significant segment expenses and segment adjusted operating income, by reportable segment, were as follows:

	YEAR ENDED
	JANUARY 31,			FEBRUARY 1,			FEBRUARY 3,
	2026			2025			2024
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$3,241,389	$198,147	$3,439,536	$2,987,818	$192,935	$3,180,753	$2,835,617	$193,509	$3,029,126
Cost of goods sold	1,830,472	93,307	1,923,779	1,674,644	91,177	1,765,821	1,549,510	90,597	1,640,107
Advertising expense	102,652	3,012	105,664	119,238	3,243	122,481	103,690	3,210	106,900
Other segment expenses(2)	938,714	79,892	1,018,606	857,742	76,471	934,213	812,959	75,373	888,332
Segment adjusted operating income(1)	$369,551	$21,936	$391,487	$336,194	$22,044	$358,238	$369,458	$24,329	$393,787
Asset impairments			3,597			36,071			3,531
Product recall			1,913			—			(1,576)
Reorganization related costs			1,233			4,423			7,621
Non-cash compensation			851			4,532			9,640
Contract termination settlement—net			(3,375)			—			—
Legal settlements—net			—			(9,375)			8,500
Operating income			387,268			322,587			366,071
Interest expense—net			225,378			230,601			198,296
Other (income) expense—net			(5,048)			3,395			1,078
Income before taxes and equity method investments			$166,938			$88,591			$166,697

(1)	All intercompany transactions are not material and have been eliminated.
(2)	Other segment expenses primarily include compensation and occupancy costs classified as selling, general and administrative expenses, and other general and administrative expenses.

112 | FORM 10-K	PART II — FINANCIAL STATEMENTS

The Real Estate segment share of equity method investments operations, which is the measure of segment profitability reviewed by the CODM to evaluate performance internally for the Real Estate segment, was income of $4.3 million in fiscal 2025 and loss of $11 million in both fiscal 2024 and fiscal 2023. The share of (income) loss from equity method investments for the Waterworks segment was immaterial in all fiscal periods presented.

Depreciation and amortization for our segments was as follows:

	YEAR ENDED
	JANUARY 31,	FEBRUARY 1,	FEBRUARY 3,
	2026	2025	2024

	(in thousands)
RH Segment	$142,644	$124,156	$113,695
Waterworks	5,856	6,035	5,294
Real Estate(1)	—	—	—
Total depreciation and amortization	$148,500	$130,191	$118,989
(1)	There is no depreciation and amortization for the Real Estate segment since all assets represent construction in progress.

Balance sheet information for our segments consisted of the following:

		TRADENAMES,
		TRADEMARKS AND
		OTHER INTANGIBLE	EQUITY METHOD	TOTAL
	GOODWILL(1)	ASSETS(2)	INVESTMENTS	ASSETS

	(in thousands)
February 1, 2025
RH Segment	$140,943	$59,118	$—	$4,228,829
Waterworks	—	17,000	3,276	165,442
Real Estate	—	—	123,633	160,418
Total	$140,943	$76,118	$126,909	$4,554,689
January 31, 2026
RH Segment	$144,239	$62,777	$—	$4,499,349
Waterworks	—	17,000	4,363	184,203
Real Estate	—	—	115,391	152,158
Total	$144,239	$79,777	$119,754	$4,835,710
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 113

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of January 31, 2026, we operated the following number of retail locations and outlets outside the United States:

COUNT
Canada	6
United Kingdom	3
Germany	2
Belgium	1
France	1
Spain	1
Total(1)	14
(1)	Geographic revenues generated outside of the United States did not exceed 10% of total consolidated net revenues in any fiscal period presented.

Long-lived assets by geographic location were as follows:

	JANUARY 31,	FEBRUARY 1,
	2026	2025

	(in thousands)
North America	$2,700,339	$2,514,275
All other countries	619,424	365,678
Total long-lived assets(1)	$3,319,763	$2,879,953

(1)	As of January 31, 2026 and February 1, 2025, includes $128 million and $148 million, respectively, of deferred tax assets, substantially all of which are related to North America.

NOTE 20—SUBSEQUENT EVENTS

In February 2026, we entered into a settlement agreement to resolve litigation pertaining to credit card interchange fees in which we received approximately $30 million, net of legal costs, in March 2026. We expect to recognize this settlement as a gain within selling, general and administrative expenses on the consolidated statements of income in the first quarter of fiscal 2026.

In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (the “incremental tariffs”). Subsequently, new tariffs were imposed pursuant to alternative statutory authority and are scheduled to expire after 150 days absent Congressional authorization. Given the evolving trade policy environment, we continue to monitor the impact of these actions on our operations and consolidated financial statements, including our ability to recover incremental tariffs that we have paid.

114 | FORM 10-K	PART II — FINANCIAL STATEMENTS

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2026, the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our senior leadership team is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a 15(f). Our senior leadership team conducted an assessment of our internal control over financial reporting as of January 31, 2026 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, our senior leadership team concluded that our internal control over financial reporting was effective as of January 31, 2026. The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.     OTHER INFORMATION

Rule 10b5-1

During the three months ended January 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:

On January 16, 2026, Mark Demilio, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 6,500 shares of RH’s common stock beginning April 17, 2026. The arrangement’s expiration date is December 31, 2026.

PART II — FINANCIAL STATEMENTS	FORM 10-K | 115

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

116 | FORM 10-K	PART II — FINANCIAL STATEMENTS

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART III	FORM 10-K | 117

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025

Consolidated Statements of Income for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024

Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024

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

ITEM 16.     FORM 10-K SUMMARY

We have elected not to include summary information.

118 | FORM 10-K	PART IV

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
3.1	Restated Certificate of Incorporation of RH.	10-K	001-35720	March 29, 2017	3.1
3.2	Amended and Restated Bylaws of RH.	8-K	001-35720	March 18, 2024	3.1
4.1	Description of Securities of Registrant.	10-K	001-35720	April 2, 2025	4.1
4.2	Form of RH Common Stock Certificate.	10-K	001-35720	March 29, 2017	4.1
4.3	Indenture dated September 17, 2019, between RH and U.S. Bank National Association, as Trustee, including form of 0.00% Convertible Senior Note due 2024.	8-K	001-35720	September 18, 2019	4.1
10.1	Form of Indemnification Agreement entered into by and between Restoration Hardware Holdings, Inc. and each of its directors.	S-1/A	333-176767	October 23, 2012	10.4
10.2*	Executive Employment Agreement, dated as of July 2, 2013, by and between Restoration Hardware, Inc. and Gary Friedman.	8-K	001-35720	July 3, 2013	10.1
10.3*	2012 Equity Replacement Plan and related documents.	S-8	333-184716	November 2, 2012	4.2
10.4*	2012 Stock Incentive Plan and related documents.	S-8	333-184716	November 2, 2012	4.3
10.5*	2012 Stock Option Plan and related documents.	S-8	333-184716	November 2, 2012	4.4
10.6*	Form of 2012 Stock Incentive Plan and 2012 Stock Option Plan related documents, as amended and restated.	10-Q	001-35720	December 17, 2013	10.2
10.7*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2012 Stock Incentive Plan.	10-K	001-35720	March 31, 2014	10.17
10.8*	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman.	8-K	001-35720	May 3, 2017	10.1
10.9*	Cash Incentive Bonus Plan.	10-Q	001-35720	September 9, 2017	10.2
10.10*	Form of Compensation Protection Agreement for Section 16 Presidents.	10-K	001-35720	March 29, 2018	10.11
10.11	Amended and Restated Aircraft Time Sharing Agreement entered into on March 29, 2016 by and between Restoration Hardware, Inc. and Gary Friedman.	10-K	001-35720	March 30, 2016	10.13
10.12	Credit Agreement, dated as of July 7, 2017, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association as administrative agent and collateral agent.	8-K	001-35720	July 13, 2017	10.1

EXHIBIT INDEX	FORM 10-K | 119

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.13	Credit Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and BSP Agency, LLC, as administrative agent and collateral agent.	8-K	001-35720	April 16, 2019	10.1
10.14	Intercreditor Agreement, dated as of April 9, 2019 and effective as of April 10, 2019, among Restoration Hardware, Inc., Bank of America, N.A. and BSP Agency, LLC.	8-K	001-35720	April 16, 2019	10.2
10.15	Twelfth Amended and Restated Credit Agreement, dated as of July 29, 2021, by and among Restoration Hardware, Inc., as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	July 30, 2021	10.1
10.16	Second Amendment to Twelfth Amended and Restated Credit Agreement, dated as of July 31, 2025, by and among Restoration Hardware, Inc. as lead borrower, various other subsidiaries of RH named therein as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	August 6, 2025	10.1
10.17	Term Loan Credit Agreement dated as of October 20, 2021, by and among Restoration Hardware, Inc. as the borrower, the lenders party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	001-35720	October 25, 2021	10.1
10.18	Notice of Stock Option Award and Stock Option Award Agreement by and between RH and Gary Friedman dated as of October 18, 2020.	8-K	001-35720	October 21, 2020	10.1
10.19	Term Loan Credit Agreement dated as of October 20, 2021, as amended by the 2022 Incremental Amendment, dated as of May 13, 2022, by and among Restoration Hardware, Inc. as the borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	8-K	001-35720	May 17, 2022	10.2
10.20*	RH 2023 Stock Incentive Plan.	8-K	—	April 5, 2023	10.1
10.21*	Form of Restricted Stock Unit Award Agreement under RH 2023 Stock Incentive Plan.	S-8	333-271419	April 24, 2023	4.5
10.22*	Form of Option Award Agreement under RH 2023 Stock Incentive Plan.	S-8	333-271419	April 24, 2023	4.6
10.23*	Form of Restricted Stock Award Agreement under RH 2023 Stock Incentive Plan.	10-Q	001-35720	June 13, 2024	10.1

120 | FORM 10-K	EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
10.24*	Compensation Protection Agreement, dated May 15, 2025, by and between RH and Lisa Chi.	10-Q	001-35720	September 11, 2025	10.1
10.25*	Stock Option Agreement, dated May 15, 2025, by and between RH and Lisa Chi.	10-Q	001-35720	September 11, 2025	10.2
10.26*	Restricted Stock Unit Award Agreement, dated May 15, 2025, by and between RH and Lisa Chi.	10-Q	001-35720	September 11, 2025	10.3
19.1**	Insider Trading Policy & Guidelines for Material Non-Public Information.	10-K	001-35720	April 2, 2025	19.1
21.1	Subsidiary List	—	—	—	—	X
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X
24.1	Power of Attorney (included on signature page)	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
97	Policy for Recoupment of Incentive Compensation.	—	—	—	—	X
101.INS	XBRL Instance Document––the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

EXHIBIT INDEX	FORM 10-K | 121

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
*	Indicates management contract or compensatory plan or arrangement.

** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

122 | FORM 10-K	EXHIBIT INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RH

	By:	/s/ Gary Friedman
Gary Friedman
Chairman of the Board of Directors and Chief Executive Officer

Date: March 31, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 31st, 2026.

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