Form 10-Q
period 2026-05-02
RH
filed 2026-06-11
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 5, 2026, 18,900,969 shares of the registrant’s common stock were outstanding.

RH

TABLE OF CONTENTS	2026 FIRST QUARTER FORM 10-Q | 2

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MAY 2,	JANUARY 31,
	2026	2026

	(in thousands)
ASSETS
Cash and cash equivalents	$53,803	$41,191
Accounts receivable—net	72,435	63,447
Merchandise inventories	802,438	818,550
Prepaid expense and other current assets	195,205	184,474
Total current assets	1,123,881	1,107,662
Property and equipment—net	2,219,579	2,158,718
Operating lease right-of-use assets	835,074	795,352
Goodwill and intangible assets—net	224,214	224,016
Deferred tax assets	128,364	128,375
Equity method investments	119,311	119,754
Other non-current assets	297,254	301,833
Total assets	$4,947,677	$4,835,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$411,554	$386,736
Deferred revenue and customer deposits	382,421	338,504
Operating lease liabilities	110,255	110,280
Other current liabilities	92,627	95,086
Total current liabilities	996,857	930,606
Asset based credit facility	30,000	20,000
Term loan B—net	1,882,171	1,886,370
Term loan B-2—net	467,112	467,299
Real estate loan—net	15,112	15,199
Non-current operating lease liabilities	733,340	705,084
Non-current finance lease liabilities	734,159	718,837
Deferred tax liabilities	17,561	17,731
Other non-current liabilities	14,438	13,984
Total liabilities	4,890,750	4,775,110
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of May 2, 2026 and January 31, 2026	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,900,769 shares issued and outstanding as of May 2, 2026; 18,818,976 shares issued and outstanding as of January 31, 2026	2	2
Additional paid-in capital	425,102	410,461
Accumulated other comprehensive income	31,585	36,202
Accumulated deficit	(399,762)	(386,065)
Total stockholders’ equity	56,927	60,600
Total liabilities and stockholders’ equity	$4,947,677	$4,835,710

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands, except share and per share amounts)
Net revenues	$800,328	$813,952
Cost of goods sold	469,069	458,619
Gross profit	331,259	355,333
Selling, general and administrative expenses	297,016	299,422
Operating income	34,243	55,911
Other expenses
Interest expense—net	52,663	56,603
Other (income) expense—net	737	(3,653)
Total other expenses	53,400	52,950
Income (loss) before income taxes and equity method investments	(19,157)	2,961
Income tax expense (benefit)	(5,902)	3,127
Loss before equity method investments	(13,255)	(166)
Share of equity method investments net (income) loss	442	(8,205)
Net income (loss)	$(13,697)	$8,039
Weighted-average shares used in computing basic net income (loss) per share	18,845,313	18,729,005
Basic net income (loss) per share	$(0.73)	$0.43
Weighted-average shares used in computing diluted net income (loss) per share	18,845,313	19,913,234
Diluted net income (loss) per share	$(0.73)	$0.40

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 4

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Net income (loss)	$(13,697)	$8,039
Net gain (loss) from foreign currency translation	(4,617)	31,609
Comprehensive income (loss)	$(18,314)	$39,648

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK
				ACCUMULATED
			ADDITIONAL	OTHER		TOTAL
			PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—January 31, 2026	18,818,976	$2	$410,461	$36,202	$(386,065)	$60,600
Stock-based compensation	—	—	11,919	—	—	11,919
Issuance of restricted stock	13,000	—	—	—	—	—
Vested and delivered restricted stock units	1,389	—	(18)	—	—	(18)
Exercise of stock options	67,404	—	2,740	—	—	2,740
Net loss	—	—	—	—	(13,697)	(13,697)
Net loss from foreign currency translation	—	—	—	(4,617)	—	(4,617)
Balances—May 2, 2026	18,900,769	$2	$425,102	$31,585	$(399,762)	$56,927

Balances—February 1, 2025	18,726,116	$2	$362,348	$(15,087)	$(510,852)	$(163,589)
Stock-based compensation	—	—	12,374	—	—	12,374
Vested and delivered restricted stock units	1,020	—	(31)	—	—	(31)
Exercise of stock options	5,129	—	830	—	—	830
Net income	—	—	—	—	8,039	8,039
Net gain from foreign currency translation	—	—	—	31,609	—	31,609
Balances—May 3, 2025	18,732,265	$2	$375,521	$16,522	$(502,813)	$(110,768)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 6

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,697)	$8,039
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,747	35,236
Non-cash operating lease cost	27,490	25,195
Stock-based compensation	11,919	12,374
Non-cash finance lease interest expense	11,278	8,945
Share of equity method investments net (income) loss	442	(8,205)
Distribution of return on equity method investment	—	4,630
Other non-cash items	2,268	2,471
Change in assets and liabilities:
Accounts receivable	(8,991)	(191)
Merchandise inventories	15,367	18,010
Prepaid expense and other assets	(11,404)	1,273
Landlord assets under construction—net of tenant allowances	(38,561)	(17,800)
Accounts payable and accrued expenses	16,583	(10,300)
Deferred revenue and customer deposits	44,067	53,541
Other current liabilities	(3,124)	(3,583)
Current and non-current operating lease liabilities	(29,070)	(34,933)
Other non-current liabilities	(10,813)	(8,061)
Net cash provided by operating activities	52,501	86,641
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39,220)	(52,565)
Equity method investments	—	(374)
Acquisition of intangible asset	—	(2,769)
Receipt of promissory note repayment from equity method investee	—	1,750
Distribution of return of equity method investment	—	7,916
Proceeds from insurance recoveries	—	1,000
Net cash used in investing activities	(39,220)	(45,042)

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	105,000	185,000
Repayments under asset based credit facility	(95,000)	(200,000)
Repayments under term loans	(6,250)	(6,250)
Principal payments under finance lease agreements—net of tenant allowances	(6,971)	(6,464)
Proceeds from exercise of stock options	2,740	830
Other financing activities	(103)	(118)
Net cash used in financing activities	(584)	(27,002)
Effects of foreign currency exchange rate translation on cash	(85)	1,074
Net increase in cash and cash equivalents	12,612	15,671
Cash and cash equivalents
Beginning of period	41,191	30,413
End of period	$53,803	$46,084
Non-cash transactions
Property and equipment additions in accounts payable and accrued expenses at period-end	$18,132	$35,292
Landlord asset additions in accounts payable and accrued expenses at period-end	30,476	16,177

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 8

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

As of May 2, 2026, we operated a total of 75 RH Galleries and 43 RH Outlet stores, one RH Guesthouse, one RH Interior Design Studio and 14 Waterworks Showrooms throughout the United States, Canada and Europe. We also have sourcing operations in Shanghai.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of May 2, 2026, and the results of operations for the three months ended May 2, 2026 and May 3, 2025. Our current fiscal year, which consists of 52 weeks, ends on January 30, 2027 (“fiscal 2026”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in the condensed consolidated financial statements as of and for the three months ended May 2, 2026. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact the condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2025 Form 10-K”).

The results of operations for the three months ended May 2, 2026, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 9

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards or Updates Adopted

Financial Instruments: Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This new guidance provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. We adopted the ASU as of February 1, 2026 on a prospective basis and utilized the practical expedient, which did not have a material impact on our condensed consolidated financial statements.

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

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 10

NOTE 3—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consisted of the following:

	MAY 2,	JANUARY 31,
	2026	2026

	(in thousands)
Value added tax (VAT) receivable	$49,227	$39,169
Prepaid expenses	33,740	30,355
Vendor deposits	21,672	26,230
Capitalized catalog costs	19,648	23,274
Federal and state tax receivable	17,297	11,528
Current portion of capitalized cloud computing costs	12,214	11,344
Right of return asset for merchandise	6,096	6,423
Tenant allowance receivable	5,811	5,633
Promissory note receivable, including interest(1)	1,173	1,164
Other current assets	28,327	29,354
Total prepaid expense and other current assets	$195,205	$184,474

(1)	Represents a promissory note, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs. Refer to Note 5—Variable Interest Entities.

Other non-current assets consisted of the following:

	MAY 2,	JANUARY 31,
	2026	2026

	(in thousands)
Landlord assets under construction—net of tenant allowances	$163,896	$156,252
Initial direct costs prior to lease commencement	70,093	81,066
Capitalized cloud computing costs—net(1)	32,496	31,224
Other deposits	9,568	12,234
Vendor deposits—non-current	3,695	3,336
Deferred financing fees	3,040	3,377
Other non-current assets	14,466	14,344
Total other non-current assets	$297,254	$301,833
(1)	Presented net of accumulated amortization of $47 million and $43 million as of May 2, 2026 and January 31, 2026, respectively.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 11

NOTE 4—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets for the RH Segment and Waterworks consisted of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
January 31, 2026	$144,239	$62,777	$—	$17,000
Additions	—	225	—	—
Other(3)	—	(30)	—	—
Foreign currency translation	3	—	—	—
May 2, 2026	$144,242	$62,972	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	Represents amortization of patents.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 12

NOTE 5—VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities and Noncontrolling Interests

In fiscal 2022, we formed eight privately-held limited liability companies (each, a “Member LLC” and collectively, the “Member LLCs” or the “consolidated variable interest entities”) with a third-party real estate developer affiliated with the managing member of the Aspen LLCs (as defined in “Equity Method Investments” below) for real estate development activities related to our Gallery transformation and global expansion strategies.

In fiscal 2024, one Member LLC became a wholly owned subsidiary and is no longer a VIE.

As of May 2, 2026 and January 31, 2026, of the remaining seven Member LLCs, we hold a 50 percent membership interest in six of the Member LLCs, and the remaining noncontrolling interest of 50 percent in each Member LLC is held by the same developer. In one Member LLC, we hold approximately 75 percent membership interest with the remaining noncontrolling interest of approximately 25 percent held by the same developer.

The carrying amounts and classification of the VIEs’ assets and liabilities included in the condensed consolidated balance sheets were as follows:

	MAY 2,	JANUARY 31,
	2026	2026

	(in thousands)
ASSETS
Cash and cash equivalents	$1,472	$1,414
Prepaid expense and other current assets	1,142	1,085
Total current assets	2,614	2,499
Property and equipment—net(1)	288,142	290,077
Other non-current assets	7	7
Total assets	$290,763	$292,583
LIABILITIES
Accounts payable and accrued expenses	$1,272	$1,262
Other current liabilities	455	367
Total current liabilities	1,727	1,629
Real estate loan—net(2)	15,112	15,199
Other non-current liabilities	1,018	1,026
Total liabilities	$17,857	$17,854
(1)	Includes $21 million of construction in progress as of both May 2, 2026 and January 31, 2026.
(2)	On September 9, 2022, a Member LLC as the borrower executed a Promissory Note (the “Promissory Note”) with a third-party bank in an aggregate principal amount equal to $16 million with a maturity date of September 9, 2032. The Promissory Note bears interest at a fixed rate per annum equal to 5.37% until September 15, 2027, on which date the interest rate will reset based on the five-year treasury rate plus 2.00%, subject to a total interest rate floor of 3.00%. The Promissory Note is secured by the assets of the Member LLC and the creditor does not have recourse against RH’s general assets.

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

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 13

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

Other than as described above, we did not receive any distributions or have any undistributed earnings of equity method investments during the three months ended May 2, 2026 and May 3, 2025.

Our maximum exposure to loss is the carrying value of each of the equity method investments as of May 2, 2026.

NOTE 6—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following:

	MAY 2,	JANUARY 31,
	2026	2026

	(in thousands)
Accounts payable	$202,977	$197,740
Accrued compensation	64,960	54,933
Accrued sales, use and other indirect tax	35,646	35,254
Accrued occupancy	26,440	27,264
Accrued freight and duty	23,684	22,877
Accrued professional fees	11,684	7,811
Accrued legal contingencies(1)	2,938	2,914
Other accrued expenses	43,225	37,943
Total accounts payable and accrued expenses	$411,554	$386,736
(1)	Refer to Note 13—Commitments and Contingencies.

Other current liabilities consisted of the following:

	MAY 2,	JANUARY 31,
	2026	2026

	(in thousands)
Current portion of term loans	$25,000	$25,000
Allowance for sales returns	24,336	24,821
Finance lease liabilities	21,943	21,249
Unredeemed gift card and merchandise credit liability	15,422	18,138
Foreign tax payable	2,552	2,902
Other current liabilities	3,374	2,976
Total other current liabilities	$92,627	$95,086

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 14

Supplier Finance Program

We facilitate a voluntary supply chain financing program (the “Financing Program”) with a third-party financial institution (the “Bank”) to provide participating suppliers with the opportunity to receive early payment on invoices, net of a discount charged to the supplier by the Bank. As of May 2, 2026 and January 31, 2026, we had $37 million and $31 million, respectively, of payment obligations outstanding under the Financing Program included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of May 2, 2026 will be recognized within the next six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended May 2, 2026 and May 3, 2025, we recognized $5.7 million and $6.5 million, respectively, of revenue related to previous deferrals related to our gift cards. We expect that approximately 75 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

NOTE 7—LEASES

Lease costs—net consisted of the following:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Operating lease costs(1)	$40,174	$35,446
Finance lease costs
Amortization of leased assets(1)	17,206	14,673
Interest on lease liabilities(2)	11,278	8,945
Variable lease costs(3)	7,074	7,187
Sublease income(4)	(1,176)	(1,182)
Total lease costs—net	$74,556	$65,069
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income (loss) based on our accounting policy.
(2)	Included in interest expense—net on the condensed consolidated statements of income (loss). Amounts include lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset for finance leases, which were not material in either period presented.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $3.7 million and $4.1 million for the three months ended May 2, 2026 and May 3, 2025, respectively, as well as charges associated with common area maintenance of $3.4 million and $3.1 million for the three months ended May 2, 2026 and May 3, 2025, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in either period presented.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income (loss).

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 15

Lease right-of-use assets and lease liabilities consisted of the following:

		MAY 2,	JANUARY 31,
	BALANCE SHEET CLASSIFICATION	2026	2026

		(in thousands)
ASSETS
Operating leases(1)	Operating lease right-of-use assets	$835,074	$795,352
Finance leases(2)(3)(4)	Property and equipment—net	1,228,467	1,181,339
Total lease right-of-use assets		$2,063,541	$1,976,691
LIABILITIES
Current(5)
Operating leases	Operating lease liabilities	$110,255	$110,280
Finance leases	Other current liabilities	21,943	21,249
Total lease liabilities—current		132,198	131,529
Non-current
Operating leases	Non-current operating lease liabilities	733,340	705,084
Finance leases	Non-current finance lease liabilities	734,159	718,837
Total lease liabilities—non-current		1,467,499	1,423,921
Total lease liabilities		$1,599,697	$1,555,450
(1)	Includes $41 million as of both May 2, 2026 and January 31, 2026 related to a future RH Design Gallery lease where the landlord is one of the Aspen LLCs. Refer to Note 5—Variable Interest Entities.
(2)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(3)	Recorded net of accumulated amortization of $401 million and $384 million as of May 2, 2026 and January 31, 2026, respectively.
(4)	Includes $32 million and $33 million as of May 2, 2026 and January 31, 2026, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 5—Variable Interest Entities.
(5)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 16

The maturities of lease liabilities were as follows as of May 2, 2026:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2026	$126,011	$47,850	$173,861
2027	149,854	64,939	214,793
2028	118,963	64,090	183,053
2029	107,145	63,786	170,931
2030	98,390	64,819	163,209
2031	79,923	61,877	141,800
Thereafter	595,362	1,170,881	1,766,243
Total lease payments(1)(2)	1,275,648	1,538,242	2,813,890
Less—imputed interest(3)	(432,053)	(782,140)	(1,214,193)
Present value of lease liabilities	$843,595	$756,102	$1,599,697
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $578 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of May 2, 2026, of which $17 million, $29 million, $32 million, $34 million, $35 million and $35 million will be paid in the remainder of fiscal 2026, fiscal 2027, fiscal 2028, fiscal 2029, fiscal 2030 and fiscal 2031, respectively, and $396 million will be paid subsequent to fiscal 2031.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consisted of the following:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025
Weighted-average remaining lease term (years)
Operating leases	11.4	9.4
Finance leases	21.7	20.0
Weighted-average discount rate
Operating leases	6.6%	6.0%
Finance leases	6.5%	5.8%

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 17

Other information related to leases consisted of the following:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(40,990)	$(45,409)
Operating cash flows from finance leases	(11,278)	(13,477)
Financing cash flows from finance leases—net(1)	(6,971)	(6,464)
Total cash outflows from leases	$(59,239)	$(65,350)
Non-cash transactions
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases	$57,667	$60,755
Finance leases	20,606	—
Reclassification from other non-current assets to finance lease right-of-use assets	47,099	—
Reclassification from other non-current assets to operating lease right-of-use assets	11,979	—
(1)	Presented net of tenant allowances received subsequent to lease commencement of $1.4 million in the three months ended May 3, 2025. No such amounts were received from landlords in the three months ended May 2, 2026.

NOTE 8—CREDIT FACILITIES

The outstanding balances under our credit facilities were as follows:

	MAY 2,				JANUARY 31,
	2026				2026
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(1)	5.26%	$30,000	$—	$30,000	$20,000	$—	$20,000
Term loan B(2)	6.27%	1,910,000	(7,829)	1,902,171	1,915,000	(8,630)	1,906,370
Term loan B-2(3)	7.00%	482,500	(10,388)	472,112	483,750	(11,451)	472,299
Total credit facilities		$2,422,500	$(18,217)	$2,404,283	$2,418,750	$(20,081)	$2,398,669
(1)	Deferred financing fees associated with the asset based credit facility as of May 2, 2026 and January 31, 2026 were $3.0 million and $3.4 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit. In July 2025, Restoration Hardware, Inc. entered into an amendment to the ABL Credit Agreement (defined below), which extended the maturity date of the revolving line of credit from July 29, 2026 to the earlier of (a) July 31, 2030 and (b) the date which is 91 days prior to the final stated maturity of the Term Loan Credit Agreement and any refinancing thereof.
(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,890 million and $1,895 million were included in term loan B—net on the condensed consolidated balance sheets as of May 2, 2026 and January 31, 2026, respectively, and $20 million of current maturities of long-term debt was included in other current liabilities on the condensed consolidated balance sheets as of both May 2, 2026 and January 31, 2026.
(3)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $478 million and $479 million were included in term loan B-2—net on the condensed consolidated balance sheets as of May 2, 2026 and January 31, 2026, respectively, and $5.0 million of current maturities of long-term debt was included in other current liabilities on the condensed consolidated balance sheets as of both May 2, 2026 and January 31, 2026.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 18

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

On July 31, 2025, RHI entered into an Amendment (the “Amendment”) to the Original Credit Agreement, as it had been subsequently amended (as amended by the Amendment, the “ABL Credit Agreement”). The Amendment, among other things, amends the Original Credit Agreement to extend the maturity date of the ABL Credit Agreement to be the earlier of (a) July 31, 2030 and (b) the date which is 91 days prior to the final stated maturity of the Term Loan Credit Agreement and any refinancing thereof. Under the ABL Credit Agreement, RHI has a revolving line of credit with initial availability of up to $600 million, of which (i) $10 million is available to the RH subsidiary, Restoration Hardware Canada, Inc., and (ii) $100 million is available to the RH subsidiary, RH Geneva Sàrl. The ABL Credit Agreement includes a $300 million accordion feature under which the revolving line of credit may be expanded by agreement of the parties from $600 million to up to $900 million if and to the extent the lenders revise their credit commitments to encompass a larger facility. The ABL Credit Agreement provides that the $300 million accordion, or a portion thereof, may be added as a first-in, last-out term loan facility if and to the extent the lenders revise their credit commitments for such facility. The ABL Credit Agreement further provides that the borrowers may request a European sub-credit facility under the revolving line of credit or under the accordion feature for borrowing by certain European subsidiaries of RH Global Holdings, Inc. if certain conditions set out in the ABL Credit Agreement are met.

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of May 2, 2026, RHI was in compliance with the FCCR Covenant.

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

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 19

As of May 2, 2026, RHI had $30 million in outstanding borrowings and $361 million of availability under the revolving line of credit, net of $44 million in outstanding letters of credit. As a result of the FCCR Covenant that limits the last 10% of borrowing availability, actual incremental borrowing available to RHI and the other affiliated parties under the revolving line of credit would be $301 million as of May 2, 2026.

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

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 20

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

The estimated fair value and carrying value of the Term Loan Credit Agreement and the real estate loan were as follows:

	MAY 2,		JANUARY 31,
	2026		2026
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Term loan B	$1,876,575	$1,910,000	$1,881,488	$1,915,000
Term loan B-2	477,072	482,500	480,122	483,750
Real estate loan	15,135	15,500	15,343	15,585
(1)	The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The principal carrying value of the real estate loan represents the outstanding principal balance and excludes debt issuance costs.

The fair values of the Term Loan B and Term Loan B-2 were derived from observable bid prices (Level 1). The fair value of the real estate loan was derived from discounted cash flows using risk-adjusted rates (Level 2).

NOTE 10—INCOME TAXES

Our income tax expense (benefit) and effective tax rates were as follows:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(dollars in thousands)
Income tax expense (benefit)	$(5,902)	$3,127
Effective tax rate	30.8%	28.0%

The increase in our effective tax rate for the three months ended May 2, 2026 compared to the three months ended May 3, 2025 is primarily attributable to the net loss in the current period, as well as the discrete tax impact of the favorable legal settlement associated with credit card interchange fees and net excess tax windfalls from stock-based compensation in the three months ended May 2, 2026 as compared to net tax shortfalls in the three months ended May 3, 2025.

On July 4, 2025, the United States enacted tax legislation through the H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), which implemented several corporate tax law changes taking effect in fiscal 2025 and others through fiscal 2027. The impacts of the OBBBA are reflected in our results for the quarter ended May 2, 2026. We will continue to monitor any future changes in our business or interpretations of the new tax law that could affect our tax position in subsequent periods.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 21

NOTE 11—NET INCOME (LOSS) PER SHARE

The weighted-average shares used for net income (loss) per share were as follows:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026(1)	2025
Weighted-average shares—basic	18,845,313	18,729,005
Effect of dilutive stock-based awards	—	1,184,229
Weighted-average shares—diluted	18,845,313	19,913,234
(1)	As we reported a net loss for the three months ended May 2, 2026, the weighted-average shares outstanding for basic and diluted are the same for the corresponding period.

The following number of options and restricted stock units were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025
Options	3,370,702	1,947,777
Restricted stock units	19,969	8,632

NOTE 12—STOCK-BASED COMPENSATION

We maintain two stock incentive plans, the 2012 Stock Incentive Plan and the 2023 Stock Incentive Plan (collectively, the “Plans”), that provide for the grant of incentive stock options to our employees and the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and any combination thereof to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants. As of May 2, 2026, there were a total of 1,415,103 shares issuable under the 2023 Stock Incentive Plan.

Equity Awards Under the Plans

Options outstanding, vested or expected to vest, and exercisable as of May 2, 2026 were as follows:

		WEIGHTED-	WEIGHTED-	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding	4,289,594	$200.70	5.3	$88,420
Options vested or expected to vest	3,845,699	201.71	4.8	88,256
Options exercisable	2,542,754	194.02	3.1	87,854

Stock-based compensation, which is included in selling, general and administrative expenses on the condensed consolidated statements of income (loss), was as follows:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Stock-based compensation	$11,919	$12,374

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 22

No stock-based compensation has been capitalized in the accompanying condensed consolidated financial statements.

As of May 2, 2026, the total unrecognized stock-based compensation and weighted-average remaining term of unvested awards were as follows:

	UNRECOGNIZED	WEIGHTED-
	STOCK BASED	AVERAGE
	COMPENSATION	REMAINING TERM
	(in thousands)	(in years)
Unvested options	$153,591	5.3
Unvested restricted stock and restricted stock units	6,486	1.6
Total	$160,077

NOTE 13—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off-balance sheet commitments as of May 2, 2026.

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

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 23

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

Gain Contingencies

Settlement

In February 2026, we entered into a settlement agreement to resolve litigation pertaining to credit card interchange fees in which we received $32 million, net of legal costs, in March 2026. We recognized this settlement as a gain within selling, general and administrative expenses on the condensed consolidated statements of income (loss) for the three months ended May 2, 2026.

Tariffs

In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Subsequently, new tariffs were imposed pursuant to alternative statutory authority and are scheduled to expire after 150 days absent Congressional authorization. In April 2026, the IEEPA refund process was launched at which time we filed for refunds for tariffs previously paid in an aggregate amount of $69 million. We began to receive tariff refunds in the second quarter of fiscal 2026, and, to date, have received refunds of approximately $9 million, inclusive of interest. Given the evolving trade policy environment and uncertainty related to the recoverability or timing of refunds we believe may be due to us, we plan to recognize such refunds once they are realized or realizable and are evaluating the impact of these actions on our condensed consolidated financial statements.

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

Segment Information

The CODM uses segment adjusted operating income to evaluate segment profitability for the retail operating segments and to allocate resources and analyze variances of actual performance to our forecasts when making decisions. Operating income is defined as net income (loss) before interest expense—net, other (income) expense—net, income tax expense (benefit) and our share of equity method investments net (income) loss. Segment adjusted operating income (loss) excludes (i) legal settlement—net and (ii) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020, which stock-based compensation for this award was fully recognized as of the first quarter of fiscal 2025. These items are excluded from segment adjusted operating income (loss) in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 24

Segment net revenues, which represent our disaggregated net revenues in accordance with Accounting Standards Codification 606, significant segment expenses and segment adjusted operating income (loss), by reportable segment, were as follows:

	THREE MONTHS ENDED
	MAY 2,			MAY 3,
	2026			2025
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$752,202	$48,126	$800,328	$764,998	$48,954	$813,952
Cost of goods sold	446,180	22,889	469,069	435,204	23,415	458,619
Advertising expense	51,181	938	52,119	48,723	655	49,378
Other segment expenses(2)	255,882	20,683	276,565	229,616	19,577	249,193
Segment adjusted operating income (loss)	$(1,041)	$3,616	$2,575	$51,455	$5,307	$56,762
Legal settlement—net			(31,668)			—
Non-cash compensation			—			851
Operating income			34,243			55,911
Interest expense—net			52,663			56,603
Other (income) expense—net			737			(3,653)
Income (loss) before income taxes and equity method investments			$(19,157)			$2,961
(1)	All intercompany transactions are not material and have been eliminated.
(2)	Other segment expenses primarily include compensation and occupancy costs classified as selling, general and administrative expenses, and other general and administrative expenses.

In the three months ended May 2, 2026 and May 3, 2025, the Real Estate segment share of equity method investments, which is the measure of segment profitability reviewed by the CODM to evaluate performance internally for the Real Estate segment, was a loss of $0.6 million and income of $8.3 million, respectively. The share of (income) loss from equity method investments for the Waterworks segment was immaterial in both fiscal periods presented.

Depreciation and amortization for our segments was as follows:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
RH Segment	$37,127	$33,861
Waterworks	1,620	1,375
Real Estate(1)	—	—
Total depreciation and amortization	$38,747	$35,236
(1)	There is no depreciation and amortization for the Real Estate segment since all assets represent construction in progress.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 25

Balance sheet information for our segments consisted of the following:

		TRADENAMES,
		TRADEMARKS AND
		OTHER INTANGIBLE	EQUITY METHOD	TOTAL
	GOODWILL(1)	ASSETS(2)	INVESTMENTS	ASSETS

	(in thousands)
January 31, 2026
RH Segment	$144,239	$62,777	$—	$4,499,349
Waterworks	—	17,000	4,363	184,203
Real Estate	—	—	115,391	152,158
Total	$144,239	$79,777	$119,754	$4,835,710
May 2, 2026
RH Segment	$144,242	$62,972	$—	$4,604,750
Waterworks	—	17,000	4,538	191,329
Real Estate	—	—	114,773	151,598
Total	$144,242	$79,972	$119,311	$4,947,677
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of May 2, 2026, we operated the following number of retail locations and outlets outside the United States:

COUNT
Canada	6
United Kingdom	3
Germany	2
Belgium	1
France	1
Italy	1
Spain	1
Total(1)	15
(1)	Geographic revenues generated outside of the United States did not exceed 10% of total consolidated net revenues in either fiscal period presented.

NOTE 15—SUBSEQUENT EVENT

In May 2026, we received a $50 million cash distribution related to our membership interests in the Aspen LLCs, which resulted from a series of transactions whereby ownership of certain real estate properties held by the Aspen LLCs were transferred to entities wholly owned by the managing member of the Aspen LLCs and one property, which we plan to open as an RH Guesthouse, was transferred to an entity wholly owned by us. Following this distribution, we repaid $32 million of outstanding debt on the wholly owned property transferred to us. Additionally, we received $10 million of deemed non-cash capital contributions in an Aspen LLC. Concurrently with these transactions, the membership interests in the seven Member LLCs that were previously held by a third-party real estate developer affiliated with the managing member of the Aspen LLCs were withdrawn, and, as a result, we wholly own such Member LLCs. We are evaluating the effect these transactions will have on our condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 26

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of our operations should be read together with the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2025 Form 10-K.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that are subject to risks and uncertainties. Refer to “Special Note Regarding Forward-Looking Statements and Market Data” below and Item 1A—Risk Factors in our 2025 Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements. MD&A should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those listed in our 2025 Form 10-K.

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three months ended May 2, 2026, and a comparison to the three months ended May 3, 2025. The discussion related to cash flows for the three months ended May 3, 2025, has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended May 3, 2025, filed with the Securities and Exchange Commission (“SEC”) on June 12, 2025.

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

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 27

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time” or other words and terms of similar meaning may, in fact, not be short term and may recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section titled Risk Factors in our 2025 Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report and in our 2025 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada and Europe, and we have an integrated RH Hospitality experience in 26 of our Design Gallery locations, which includes restaurants and wine bars.

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

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 28

As of May 2, 2026, we operated the following number of locations:

COUNT
RH
North America
Design Galleries	39
Legacy Galleries	25
Outdoor Galleries	2
Modern Gallery	1
Baby & Child Gallery	1
Interior Design Studio	1
Total RH retail locations—North America	69
Europe Design Galleries	7
Total RH retail locations	76
Outlets	43
Guesthouse	1
Waterworks Showrooms	14

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

Since the majority of our product assortment is imported from vendors outside the United States, we also face uncertainty and risks related to tariffs and other trade policies, which may increase the costs of securing products from our vendors. Tariffs and other non-tariff trade practices and policies may adversely affect our business in other ways beyond increased costs for our products. We have taken steps to move our supply chain away from countries with higher tariff rates in favor of other jurisdictions, but these countermeasures may prove to be ineffective and the ability to predict tariff rates in different countries may be difficult as policies may change on short notice. For example, on February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. Following the U.S. Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. In April 2026, the IEEPA refund process was launched, and we began to receive refunds in the second quarter of fiscal 2026. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended. Uncertainty about trade policy, tariff rates and other changes in practices affecting international trade might have an adverse effect on our business and results of operations, and we may face challenges in implementing the optimal responses to changing trade conditions.

In addition, there is meaningful uncertainty related to the confluence of different macroeconomic factors that could influence business conditions in the United States and other countries in which we operate. While our expectation is that these different factors will moderate in the future, the timing and precise outlook for these improvements are uncertain. We also believe we have positioned the business to take advantage of any favorable progression in macroeconomic conditions.

Our decisions regarding the sources and uses of capital will continue to reflect and adapt to changes in market conditions and our business, including further developments with respect to macroeconomic factors.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 29

For more information, refer to the sections entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in our 2025 Form 10-K.

Key Value-Driving Strategies

In order to achieve our long-term strategies of product transformation, platform expansion and cash generation as well as drive growth across our business, we are focused on the following key strategies and business initiatives:

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and we believe their desirability and exclusivity have enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH Teen and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Beginning with the mailing of our RH Interiors Sourcebook in the fall of 2023 and with additional Sourcebook mailings throughout 2024 and 2025, we have introduced the most prolific collection of new products in our history, which will continue with the 2026 launch of RH Estates, featuring RH Bespoke furniture and RH Couture upholstery.

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

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal and that global expansion will provide RH with a substantial opportunity to build a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive global environment is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform and brand strength of RH. As such, we are actively pursuing the expansion of the RH brand globally, which began with the opening of RH England, RH Munich and RH Düsseldorf in 2023, followed by the opening of RH Brussels and RH Madrid in 2024. In September 2025, we opened RH Paris, The Gallery on the Champs-Élysées, located just off the Avenue Montaigne, which stands at the global epicenter of fashion and luxury. In April 2026, we opened RH Milan, The Gallery on Corso Venezia, and expect to open RH London, The Gallery in Mayfair in June 2026. In addition, we plan to open RH Sydney, The Gallery in Double Bay, in Australia in the coming years.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 30

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

Strategic Initiatives

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

Basis of Presentation and Results of Operations

The following table sets forth the condensed consolidated statements of income (loss):

	THREE MONTHS ENDED
	MAY 2,	% OF NET	MAY 3,	% OF NET
	2026	REVENUES	2025	REVENUES

	(dollars in thousands)
Net revenues	$800,328	100.0%	$813,952	100.0%
Cost of goods sold	469,069	58.6	458,619	56.3
Gross profit	331,259	41.4	355,333	43.7
Selling, general and administrative expenses	297,016	37.1	299,422	36.8
Operating income	34,243	4.3	55,911	6.9
Other expenses
Interest expense—net	52,663	6.6	56,603	6.9
Other (income) expense—net	737	0.1	(3,653)	(0.4)
Total other expenses	53,400	6.7	52,950	6.5
Income (loss) before income taxes and equity method investments	(19,157)	(2.4)	2,961	0.4
Income tax expense (benefit)	(5,902)	(0.7)	3,127	0.4
Loss before equity method investments	(13,255)	(1.7)	(166)	0.0
Share of equity method investments net (income) loss	442	0.0	(8,205)	(1.0)
Net income (loss)	$(13,697)	(1.7)%	$8,039	1.0%

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 31

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

Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Net income (loss)	$(13,697)	$8,039
Interest expense—net(1)	52,663	56,603
Other (income) expense—net(1)	737	(3,653)
Income tax expense (benefit)(1)	(5,902)	3,127
Share of equity method investments net (income) loss(1)	442	(8,205)
Operating income	34,243	55,911
Legal settlement—net(2)	(31,668)	—
Non-cash compensation(3)	—	851
Adjusted operating income	$2,575	$56,762
(1)	Refer to discussion “Three Months Ended May 2, 2026 Compared to Three Months Ended May 3, 2025” below for a discussion of our results of operations for the three months ended May 2, 2026 and May 3, 2025.
(2)	Represents a favorable legal settlement associated with credit card interchange fees, partially offset by legal costs incurred in connection with the matter.
(3)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020, which stock-based compensation for this award was fully recognized as of the first quarter of fiscal 2025.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 32

Adjusted Net Income (Loss). Adjusted net income (loss) is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income (loss) as consolidated net income (loss), adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income (Loss) to Adjusted Net Income (Loss)

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Net income (loss)	$(13,697)	$8,039
Adjustments pre-tax:
Legal settlement—net(1)	(31,668)	—
Non-cash compensation(1)	—	851
Subtotal adjusted items	(31,668)	851
Impact of income tax items(2)	7,719	1,907
Share of equity method investments net (income) loss(1)	442	(8,205)
Adjusted net income (loss)	$(37,204)	$2,592
(1)	Refer to table titled “Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income (loss), (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as the favorable legal settlement associated with credit card interchange fees in the first quarter of fiscal 2026. The adjustments for the three months ended May 2, 2026 and May 3, 2025 are based on adjusted tax rates of 26.8% and 32.0%, respectively.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 33

EBITDA and Adjusted EBITDA. EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We define EBITDA as consolidated net income (loss) before interest expense—net, income tax expense (benefit) and depreciation and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to eliminate the impact of non-cash compensation, as well as certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income (Loss) to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Net income (loss)	$(13,697)	$8,039
Depreciation and amortization	38,747	35,236
Interest expense—net	52,663	56,603
Income tax expense (benefit)	(5,902)	3,127
EBITDA	71,811	103,005
Legal settlement—net(1)	(31,668)	—
Stock-based compensation	11,919	12,374
Capitalized cloud computing amortization(2)	3,669	2,916
Other (income) expense—net(1)	737	(3,653)
Share of equity method investments net (income) loss(1)	442	(8,205)
Adjusted EBITDA	$56,910	$106,437
(1)	Refer to table titled “Reconciliation of GAAP Net Income (Loss) to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents amortization associated with capitalized cloud computing costs.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period.

Reconciliation of Adjusted Capital Expenditures

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Capital expenditures	$39,220	$52,565
Landlord assets under construction—net of tenant allowances	38,561	17,800
Adjusted capital expenditures	$77,781	$70,365

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $1.4 million in the three months ended May 3, 2025, which are reflected as a reduction to principal payments under finance leases—net of tenant allowances within financing activities on the condensed consolidated statements of cash flows. No such amounts were received from landlords during the three months ended May 2, 2026.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 34

Our retail location square footage metrics and activity were as follows:

	THREE MONTHS ENDED
	MAY 2,		MAY 3,
	2026		2025
		TOTAL		TOTAL
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	89	1,690	83	1,527
RH Design Galleries
Milan	1	37.3	—	—
RH Outdoor Gallery
Greenwich	—	—	1	4.2
RH Baby & Child and Teen Gallery
Greenwich	—	—	(1)	(4.2)
Waterworks Showroom
Dallas (remodel)	—	—	—	2.4
End of period	90	1,727	83	1,529
Total square footage at end of period(2)		2,385		2,100
(1)	Represents retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Includes approximately 130,000 square feet as of May 2, 2026 related to four owned retail locations and approximately 89,000 square feet related to three owned retail locations as of May 3, 2025.

(2)	Includes approximately 198,000 square feet as of May 2, 2026 related to four owned retail locations and approximately 142,000 square feet related to three owned retail locations as of May 3, 2025.

Weighted-average square footage and selling square footage are calculated based on the number of days a retail location was open during the period divided by the total number of days in the period, and were as follows:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Weighted-average square footage	2,323	2,098
Weighted-average selling square footage	1,694	1,528

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 35

Three Months Ended May 2, 2026 Compared to Three Months Ended May 3, 2025

	THREE MONTHS ENDED
	MAY 2,			MAY 3,
	2026			2025
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$752,202	$48,126	$800,328	$764,998	$48,954	$813,952
Cost of goods sold	446,180	22,889	469,069	435,204	23,415	458,619
Gross profit	306,022	25,237	331,259	329,794	25,539	355,333
Selling, general and administrative expenses	275,395	21,621	297,016	279,190	20,232	299,422
Operating income	$30,627	$3,616	$34,243	$50,604	$5,307	$55,911
(1)	The results for the Real Estate segment were immaterial in the three months ended May 2, 2026 and May 3, 2025, thus, such results are presented within the RH Segment each period. Refer to Note 14—Segment Reporting in the condensed consolidated financial statements. Additionally, all intercompany transactions are not material and have been eliminated.
(2)	RH Segment net revenues include outlet revenues of $70 million and $67 million for the three months ended May 2, 2026 and May 3, 2025, respectively.

Net revenues

Consolidated net revenues decreased $14 million, or 1.7%, to $800 million in the three months ended May 2, 2026 compared to $814 million in the three months ended May 3, 2025.

RH Segment net revenues

RH Segment net revenues decreased $13 million, or 1.7%, to $752 million in the three months ended May 2, 2026 compared to $765 million in the three months ended May 3, 2025, primarily due to lower revenue in our core and Contract businesses, partially offset by an increase in hospitality revenue primarily as a result of new Gallery openings.

Waterworks net revenues

Waterworks net revenues decreased $0.8 million, or 1.7%, to $48 million in the three months ended May 2, 2026 compared to $49 million in the three months ended May 3, 2025.

Gross profit

Consolidated gross profit decreased $24 million, or 6.8%, to $331 million in the three months ended May 2, 2026 compared to $355 million in the three months ended May 3, 2025. As a percentage of net revenues, consolidated gross margin decreased 230 basis points to 41.4% of net revenues in the three months ended May 2, 2026 from 43.7% of net revenues in the three months ended May 3, 2025.

RH Segment gross profit

RH Segment gross profit decreased $24 million, or 7.2%, to $306 million in the three months ended May 2, 2026 from $330 million in the three months ended May 3, 2025. As a percentage of net revenues, RH Segment gross margin decreased 240 basis points to 40.7% of net revenues in the three months ended May 2, 2026 from 43.1% of net revenues in the three months ended May 3, 2025. The decrease in RH Segment gross margin was primarily attributable to higher occupancy costs as a result of new Gallery openings and decreased product margins in the RH outlet and core businesses.

Waterworks gross profit

Waterworks gross profit decreased $0.3 million, or 1.2%, to $25 million in the three months ended May 2, 2026 from $26 million in the three months ended May 3, 2025. As a percentage of net revenues, Waterworks gross margin increased 20 basis points to 52.4% of net revenues in the three months ended May 2, 2026 from 52.2% of net revenues in the three months ended May 3, 2025.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 36

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses decreased $2.4 million, or 0.8%, to $297 million in the three months ended May 2, 2026 from $299 million in the three months ended May 3, 2025.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses decreased $3.8 million, or 1.4%, to $275 million in the three months ended May 2, 2026 compared to $279 million in the three months ended May 3, 2025. RH Segment selling, general and administrative expenses were 36.6% and 36.5% of net revenues in the three months ended May 2, 2026 and May 3, 2025, respectively. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily driven by increases in compensation, as well as pre-opening and advertising costs related to new Gallery openings. These increases were offset by a favorable legal settlement associated with credit card interchange fees of $32 million in the three months ended May 2, 2026.

RH Segment selling, general and administrative expenses for the three months ended May 3, 2025 were impacted by $0.9 million of non-cash compensation related to an option grant made to Mr. Friedman in October 2020.

Excluding the $32 million and $0.9 million of such costs noted above for the three months ended May 2, 2026 and May 3, 2025, respectively, RH Segment selling, general and administrative expenses would have increased 440 basis points to 40.8% from 36.4% of net revenues for the three months ended May 2, 2026 and May 3, 2025, respectively.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $1.4 million, or 6.9%, to $22 million in the three months ended May 2, 2026 compared to $20 million in the three months ended May 3, 2025.

Interest expense—net

Interest expense—net consisted of the following:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Term loan interest expense	$40,834	$45,240
Finance lease interest expense	11,278	8,945
Asset based credit facility	1,107	3,864
Other interest expense	1,057	915
Capitalized interest for capital projects	(1,220)	(780)
Interest income	(393)	(1,581)
Interest expense—net	$52,663	$56,603

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 37

Other (income) expense—net

Other (income) expense—net consisted of the following:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Foreign exchange from transactions(1)	$1,215	$(370)
Foreign exchange from remeasurement of intercompany loans(2)	(478)	(3,283)
Other (income) expense—net	$737	$(3,653)
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense (benefit)

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(dollars in thousands)
Income tax expense (benefit)	$(5,902)	$3,127
Effective tax rate	30.8%	28.0%

The increase in our effective tax rate for the three months ended May 2, 2026 compared to the three months ended May 3, 2025 is primarily attributable to the net loss in the current period, as well as the discrete tax impact of the favorable legal settlement associated with credit card interchange fees and net excess tax windfalls from stock-based compensation in the three months ended May 2, 2026 as compared to net tax shortfalls in the three months ended May 3, 2025.

Share of equity method investments net (income) loss

Our share of equity method investments net loss in the three months ended May 2, 2026 was $0.4 million. Our share of equity method investments net income of $8.2 million in the three months ended May 3, 2025 was primarily attributable to an Aspen LLC distribution of $7.9 million (refer to Note 5—Variable Interest Entities in the condensed consolidated financial statements).

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 38

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

Net debt and availability under the ABL Credit Agreement were as follows:

	MAY 2,	JANUARY 31,
	2026	2026

	(in thousands)
Asset based credit facility(1)	$30,000	$20,000
Term loan B(1)	1,910,000	1,915,000
Term loan B-2(1)	482,500	483,750
Notes payable for share repurchases	315	315
Total debt	$2,422,815	$2,419,065
Cash and cash equivalents	(53,803)	(41,191)
Total net debt(2)	$2,369,012	$2,377,874
Availability under the asset based credit facility—net(3)	$361,343	$402,045
(1)	Amounts exclude third-party offering and debt issuance costs.
(2)	Excludes a non-recourse real estate loan of $16 million as of both periods, which is secured by specific real estate assets and the associated creditor does not have recourse against RH’s general assets.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $44 million and $43 million in outstanding letters of credit as of May 2, 2026 and January 31, 2026, respectively.

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

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 39

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

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 40

Capital

We have invested significant capital expenditures in developing and opening new Design Galleries, and these capital expenditures have increased in the past, and may continue to increase in future periods, as we open additional Design Galleries, which may require us to undertake upgrades to historical buildings or construction of new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the three months ended May 2, 2026, adjusted capital expenditures were $78 million in aggregate. We anticipate our adjusted capital expenditures to be $240 million to $260 million in fiscal 2026, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and higher interest rates and we may make adjustments to our allocation of capital in fiscal 2026 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

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

As part of our existing capital allocation strategy, we closed a series of transactions in May 2026 with a third-party real estate developer (affiliated with the managing member of the Aspen LLCs) and its related affiliates (collectively, the “Developer”) involving a separation of a substantial majority of assets previously owned through variable interest entities, as discussed in Note 5—Variable Interest Entities in the condensed consolidated financial statements. As a result of these transactions, we (i) received approximately $50 million in cash and $10 million in deemed non-cash capital contributions in an Aspen LLC, (ii) became the sole owner of one property previously held by an Aspen LLC that we plan to open as an RH Guesthouse, (iii) used the net cash proceeds from (i) to repay the outstanding debt on such property, and (iv) became the sole owner of four completed Gallery locations (RH England, RH Cleveland, RH Detroit and RH Indianapolis) and three other development-stage sites (involving locations in California, New Jersey and Europe). In addition, the Developer (i) became the sole owner of the undeveloped Aspen properties from the Aspen LLCs and (ii) repaid outstanding debt associated with those properties. There is no outstanding debt on any of the properties we acquired other than the $16 million real estate loan on one completed Gallery that was previously included in our condensed consolidated balance sheets prior to the transactions. We believe we are now in a position to pursue near-term monetization for these properties, including through sale-leasebacks and full divestitures. The remaining properties in the Aspen LLCs consist primarily of leased projects on a number of prime retail lease locations in Aspen that we believe can also be easily sold.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 41

Cash Flow Analysis

Cash flows from operating, investing, and financing activities were as follows:

	THREE MONTHS ENDED
	MAY 2,	MAY 3,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$52,501	$86,641
Net cash used in investing activities	(39,220)	(45,042)
Net cash used in financing activities	(584)	(27,002)
Net increase in cash and cash equivalents	12,612	15,671
Cash and cash equivalents at end of period	53,803	46,084

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation and the effect of changes in working capital and other activities.

For the three months ended May 2, 2026, net cash provided by operating activities was $53 million and consisted of an increase in non-cash items of $92 million, partially offset by a change in working capital and other activities of $26 million and a net loss of $14 million. The use of cash from working capital was primarily driven by an increase in landlord assets under construction, net of tenant allowances, of $39 million, a decrease in operating lease liabilities of $29 million, a decrease in other current and non-current liabilities of $14 million, an increase in prepaid expense and other assets of $11 million and an increase in accounts receivable of $9.0 million. These uses of cash from working capital were partially offset by an increase in deferred revenue and customer deposits of $44 million, an increase in accounts payable and accrued expenses of $17 million and a decrease in merchandise inventory of $15 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the three months ended May 2, 2026, net cash used in investing activities was $39 million due to investments in retail stores, information technology and systems infrastructure.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments related to credit facilities and other financing arrangements, and cash used in connection with such financing activities include investments in our share repurchase program, repayment of indebtedness, including principal payments under finance lease agreements and other equity related transactions.

For the three months ended May 3, 2025, net cash used in financing activities was $0.6 million primarily due to net payments under finance lease agreements of $7.0 million and payments under term loans of $6.3 million. These uses of cash were partially offset by proceeds from net borrowings under the asset based credit facility of $10 million and proceeds from the exercise of stock options of $2.7 million.

Non-Cash Transactions

Non-cash transactions consist of non-cash additions of property and equipment and landlord assets under construction included in accounts payable and accrued expenses at period-end.

Non-cash transactions also include the recognition of lease right-of-use assets obtained in exchange for lease liabilities, net of lease terminations, as well as the reclassification of assets from other non-current assets to finance and operating lease right-of-use assets. Refer to Note 7—Leases in our condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 42

Cash Requirements from Contractual Obligations

Leases

We lease nearly all of our retail and outlet locations, corporate headquarters, distribution centers and home delivery center locations, as well as other storage and office space. Refer to Note 7—Leases in our condensed consolidated financial statements for further information on our lease arrangements, including the maturities of our lease liabilities.

Most lease arrangements provide us with the option to renew the leases at defined terms. The table presenting the maturities of our lease liabilities included in Note 7—Leases in our condensed consolidated financial statements includes future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Amounts presented therein do not include future lease payments under leases that have not commenced or estimated contingent rent due under operating and finance leases, as well as immaterial short-term lease commitments.

Asset Based Credit Facility

Refer to Note 8—Credit Facilities in our condensed consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

Term Loan

Refer to Note 8—Credit Facilities in our condensed consolidated financial statements for further information on our Term Loan.

Real Estate Loan

Refer to Note 5—Variable Interest Entities in our condensed consolidated financial statements for further information on the real estate loan.

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

On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). As of May 2, 2026, $201 million remains available for future share repurchases under the Share Repurchase Program.

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

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 43

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

Merchandise Inventories—Reserves

Impairment—Long-Lived Assets

Lease Accounting—Determination of the Classification of New Real Estate Lease Contracts

Reasonably Certain Lease Term

Incremental Borrowing Rate

Fair Value

Variable Interest Entities

There have been no material changes to the critical accounting policies and estimates listed above from the disclosures included in the 2025 Form 10-K. For further discussion regarding these policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the 2025 Form 10-K.

Recently Issued Accounting Pronouncements

Refer to Note 2—Recently Issued Accounting Standards in the condensed consolidated financial statements within Part I of this Quarterly Report on Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk since January 31, 2026. Refer to Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk in our 2025 Form 10-K for a discussion on our exposures to market risk.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 2, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during our most recent fiscal quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2026 FIRST QUARTER FORM 10-Q | 44

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

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of certain risks that affect our business, refer to the section entitled “Risk Factors” in our 2025 Form 10-K. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

The risks described in our 2025 Form 10-K are not the only risks we face. We describe in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q certain known trends and uncertainties that affect our business. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, operating results and financial condition.

PART II. OTHER INFORMATION	2026 FIRST QUARTER FORM 10-Q | 45

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

During the three months ended May 2, 2026, we repurchased the following shares of our common stock:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES(1)	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(2)
				(in millions)
February 1, 2026 to February 28, 2026	—	$—	—	$201
March 1, 2026 to April 4, 2026	136	$132.02	—	$201
April 5, 2026 to May 2, 2026	—	$—	—	$201
Total	136		—
(1)	Includes shares withheld from delivery to satisfy tax withholding obligations of employee recipients that occur upon the vesting of restricted stock units granted under the Plans.
(2)	Reflects the dollar value of shares that may yet be repurchased under our Share Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1

During the three months ended May 2, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, except as follows:

On April 6, 2026, Eri Chaya, a director and executive officer of the Company, terminated a Rule 10b5-1 trading arrangement originally adopted on October 7, 2024. The terminated plan provided for the sale of up to 110,000 shares of RH common stock beginning January 6, 2025.

PART II. OTHER INFORMATION	2026 FIRST QUARTER FORM 10-Q | 46

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—	X

PART II. OTHER INFORMATION	2026 FIRST QUARTER FORM 10-Q | 47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 11, 2026	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2026	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: June 11, 2026	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2026 FIRST QUARTER FORM 10-Q | 48